Form 10-Q
period 2001-06-30
SEATTLE GENETICS INC /WA
filed 2001-08-13
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-32405

SEATTLE GENETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1874389

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21823 30th Drive SE
Bothell, WA 98021

(Address of principal executive offices, including zip code)

(425)-527-4000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
22215 26th Avenue SE, Suite 3000
Bothell, Washington 98021
(425) 489-4990

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No  ☐ (1)

             As of July 31, 2001, there were 29,296,897 shares of the registrant’s Common Stock outstanding.

Seattle Genetics, Inc.
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Seattle Genetics, Inc.
(a development stage company)
Balance Sheets

	June 30,	December 31,
	2001	2000

Assets	(Unaudited)

Current assets
Cash and cash equivalents	$4,330,636	$2,618,986
Short-term investments	39,292,504	21,711,460
Interest receivable	986,096	279,070
Prepaid expenses and reimbursable costs	2,371,166	759,339

Total current assets	46,980,402	25,368,855
Property and equipment, net	1,803,576	894,304
Restricted investments	969,023	3,421,247
Long-term investments	23,664,325	-
Other assets	28,391	189,419

Total assets	$73,445,717	$29,873,825

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$1,847,346	$141,992
Accrued liabilities	1,989,446	668,698
Deferred revenue	141,667	-

Total current liabilities	3,978,459	810,690

Deferred rent	15,293	-
Deferred revenue, net of current portion	271,528	-

Total long-term liabilities	286,821	-

Commitments and contingencies
Mandatorily redeemable convertible preferred stock, $0.001 par value, 17,450,000 (2000) shares authorized:
Series A convertible preferred stock, 7,000,000 designated, 6,950,000 shares issued and outstanding (liquidation preference of $6,950,000)	-	6,924,550
Series B convertible preferred stock, 10,437,072 shares issued and outstanding (liquidation preference of $30,684,992)	-	30,631,457
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,286,967 and 4,581,077 issued and oustanding, respectively	29,287	4,581
Additional paid-in capital	98,499,735	14,798,044
Notes receivable from stockholders	(405,288)	(408,384)
Deferred stock compensation	(7,016,387)	(10,193,778)
Accumulated other comprehensive income	191,895	69,196
Deficit accumulated during the development stage	(22,118,805)	(12,762,531)

Total stockholders' equity (deficit)	69,180,437	(8,492,872)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders' equity (deficit)	$73,445,717	$29,873,825

The accompanying notes are an integral part of these financial statements
Seattle Genetics, Inc.
(a development stage company)
Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative from inception (January 1, 1998) to June 30,
	2001	2000	2001	2000	2001

Revenues
License agreements	$34,584	$-	$34,584	$-	$1,034,584
Government grants	-	36,062	-	56,220	98,632

Total revenues	34,584	36,062	34,584	56,220	1,133,216
Expenses
Research and development (excludes non-cash stock-based compensation expense of $517,788, $123,679, $1,030,031, $217,777 and $2,468,961, respectively)	3,519,105	966,174	6,375,104	1,762,248	15,122,557
General and administrative (excludes non-cash stock-based compensation expense of $1,161,923, $286,908, $1,892,051, $518,324 and $4,663,960, respectively)	832,179	345,222	1,557,501	618,098	4,959,812
Non-cash stock-based compensation expense	1,679,711	410,587	2,922,082	736,101	7,132,921

Total operating expenses	6,030,995	1,721,983	10,854,687	3,116,447	27,215,290

Loss from operations	(5,996,411)	(1,685,921)	(10,820,103)	(3,060,227)	(26,082,074)
Investment income, net	886,068	487,448	1,463,829	955,559	3,963,269

Net loss	(5,110,343)	(1,198,473)	(9,356,274)	(2,104,668)	$(22,118,805)

Accretion on mandatorily redeemable preferred stock	-	(4,942)	(3,295)	(9,636)

Net loss attributable to common stockholders	$(5,110,343)	$(1,203,415)	$(9,359,569)	$(2,114,304)

Basic and diluted net loss per share	$(0.18)	$(0.38)	$(0.49)	$(0.68)

Weighted-average shares used in computing basic and diluted net loss per share	28,625,420	3,186,573	19,005,967	3,126,385

The accompanying notes are an integral part of these financial statements
Seattle Genetics, Inc.
(a development stage company)
Statements of Cash Flows
(Unaudited)

			Cumulative from inception (January 1, 1998) to June 30, 2001

	Six months ended
	June 30,

	2001	2000

Cash flows from operating activities
Net loss	$(9,356,274)	$(2,104,668)	$(22,118,805)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation	2,922,082	736,101	7,085,901
Depreciation and amortization	160,590	65,437	506,298
Realized loss on sale of securities	15,872	-	22,619
Amortization/ accretion on investments	120,862	(1,641)	71,148
Common stock bonus provided to employees			47,020
Deferred rent	15,293	-	15,293
Changes in operating assets and liabilities
Interest receivable	(707,026)	(384,678)	(986,096)
Prepaid expenses, reimbursable costs and other assets	(2,007,562)	(62,524)	(2,399,556)
Accounts payable	1,705,354	210,350	1,847,346
Accrued liabilities	1,320,749	31,277	1,989,447
Deferred revenue	413,195	-	413,195

Net cash used in operating activities	(5,396,865)	(1,510,346)	(13,506,190)

Cash flows from investing activities
Purchases of investments	(50,150,679)	(25,695,445)	(80,259,638)
Proceeds from sale and maturities of investments	11,343,500	-	16,431,914
Purchase of property and equipment	(1,069,863)	(370,719)	(2,309,875)

Net cash used in investing activities	(39,877,042)	(26,066,164)	(66,137,599)

Cash flows from financing activities
Net proceeds from issuance of common stock	46,982,461	956	46,445,977
Net proceeds from issuance of Series A preferred stock	-	-	6,907,052
Proceeds from subscription receivable	3,096	2,545,001	2,548,097
Net proceeds from issuance of Series B preferred stock	-	500,364	28,073,299
Book overdraft	-	(29,516)	-

Net cash provided by financing activities	46,985,557	3,016,805	83,974,425

Net increase (decrease) in cash and cash equivalents	1,711,650	(24,559,705)	4,330,636
Cash and cash equivalents, at beginning of period	2,618,986	30,362,568	-

Cash and cash equivalents, at end of period	$4,330,636	$5,802,863	$4,330,636

Supplemental disclosure of cash information
Non-cash investing and financing activities
Issuance of common stock in exchange for notes receivable	$-	$-	$408,384

Issuance of Series B preferred stock for subscription notes receivable	$-	$-	$2,545,001

Conversion of preferred stock to common stock	$37,559,302	$-	$37,559,302

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.
(a development stage company)
Notes to Financial Statements
(Unaudited)

1.  Basis of Presentation

             The accompanying unaudited financial statements of Seattle Genetics, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments consisting of normal recurring adjustment which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

2.  Collaborative agreement with Eos Biotechnology

             During June 2001, Seattle Genetics and Eos Biotechnology, Inc. entered into a collaboration to use Seattle Genetics’ antibody-drug conjugate technology with Eos Biotechnology’s proprietary monoclonal antibodies.  Under the terms of the agreement, Seattle Genetics will provide access to its antibody-drug conjugate technology during the course of the collaboration.  Eos Biotechnology has paid an upfront technology access fee and incurred service and reagent fees in the quarter.  Eos Biotechnology may additionally pay service and reagent fees, milestone payments and royalties on net sales of any resulting products.  The full amount of the up-front fee has been deferred and will be recognized as revenue as it is earned over the term of the agreement.  Eos Biotechnology will be responsible for product development, manufacturing and marketing of any products generated through the collaboration.

3.  Net Loss per Share

             Net loss per share has been computed using the weighted–average number of shares of common stock outstanding during the period, less the weighted–average number of restricted shares of common stock issued that are subject to repurchase. The Company has excluded all outstanding options to purchase common stock and restricted shares of common stock subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented.

             The following table presents the calculation of basic and diluted net loss per share:

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)

	2001	2000	2001	2000

Net loss attributable to common stockholders	$(5,110,343)	$(1,203,415)	$(9,359,569)	$(2,114,304)

Basic and diluted
Weighted-average shares used in computing basic and diluted net loss per share	28,625,420	3,186,573	19,005,967	3,126,385

Basic and diluted net loss per share	$(0.18)	$(0.38)	$(0.49)	$(0.68)

Antidilutive securities not included in net loss per share calculation
Options to purchase common stock	2,375,130	735,500	2,375,130	735,500
Restricted shares of common stock subject to repurchase	617,189	480,417	617,189	480,417

	2,992,319	1,215,917	2,992,319	1,215,917

4. Comprehensive Loss

             Comprehensive loss includes certain changes in equity that are excluded from net loss.  Specifically, unrealized holding gains and losses in available for sale investments, which were reported separately in stockholders’ equity, are included in accumulated other comprehensive loss.  Comprehensive loss and its components was as follows:

					Cumulative from inception (January 1, 1998) to June 30, 2001

	Three months ended		Six months ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)

	2001	2000	2001	2000

Net loss	$(5,110,343)	$(1,198,473)	$(9,356,274)	$(2,104,668)	$(22,118,805)
Unrealized gain on securities available for sale	69,717	5,791	122,699	5,791	191,895

	$(5,040,626)	$(1,192,682)	$(9,233,575)	$(2,098,877)	$(21,926,910)

5. Investments

             Investments consist of the following:

Fair Value	Fair Value
June 30,	December 31,
2001	2000

(Unaudited)
Mortgage-backed securities	$7,405,780	$8,653,418

U.S. corporate obligations	46,694,718	7,931,527
Municipal bonds	562,946	-
U.S. government and agencies	9,262,408	8,547,762

Total	$63,925,852	$25,132,707

Reported as:
Short-term investments	$39,292,504	$21,711,460
Long-term investments	23,664,325	-
Restricted investments	969,023	3,421,247

Total	$63,925,852	$25,132,707

6. Prepaid expenses and reimbursable costs

             Prepaid expenses and  reimbursable costs consist of the following:

	June 30,	December 31,
	2001	2000

	(Unaudited)

Prepaid expenses	$710,433	$759,339
Reimburseable costs	1,660,733	-

	$2,371,166	$759,339

The Company entered into a ten-year lease for a new headquarters and operations facility in December 2000.  Reimbursable costs represent a portion of leasehold improvement construction costs incurred, which are reimbursable from our landlord per terms of the lease agreement.

7. Accrued liabilities

             Accrued liabilities consists of the following:

	June 30,	December 31,
	2001	2000

	(Unaudited)

Accrued contract manufacturing agreement	$1,090,278

		$200,000
Accrued clinical trial costs	335,103	125,746
Accrued compensation and benefits	235,340	53,038
Accrued professional services	213,180	258,394
Other	115,545	31,520

	$1,989,446	$668,698

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward–Looking Statements

             The following discussion of our financial condition and results of operations contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward–looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward–looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward–looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption "Important Factors That May Affect Our Business, Results of Operations and Our Stock Price" set forth at the end of this Item 2 and those contained from time-to-time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

             We focus on the discovery and development of monoclonal antibody–based drugs to treat cancer and related diseases. Our objective is to utilize our expertise in cancer and in monoclonal antibody–based technologies to advance our product pipeline and discover new product candidates. Since our inception, we have incurred substantial losses. As of June 30, 2001, we had an accumulated deficit of $22.1 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody–based technologies, clinical trial costs of SGN-15 and SGN-10, manufacturing expenses of preclinical materials, and general and administrative costs. We expect that our losses will increase for the foreseeable future as we continue to expand our research, development, clinical trial activities and to build additional infrastructure.

             We do not currently have any commercial products for sale. To date, we have generated revenues of $1.1 million from our license agreements and a Small Business Innovative Research grant. In the future, we believe our revenues will consist of milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements, royalties from collaborations with strategic current and future partners and commercial product sales. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, our results of operations may vary substantially from year-to-year and even quarter-to-quarter.

Results of Operations

Three months ended June 30, 2001 and 2000

 Revenues.  Revenues were $35,000 for the three months ended June 30, 2001 and $36,000 for the three months ended June 30, 2000.  Revenues were derived from the earned portion of a technology licensing fee and service and reagent fees from the Eos Biotechnology collaboration for the three months ended June 30, 2001 and from a Small Business Innovative Research grant for the three months ended June 30, 2000.  The upfront licensing fee from Eos Biotechnology is being recognized as earned over the term of the agreement.

 Research and development expenses.  Research and development expenses, excluding non-cash stock–based compensation expenses, increased 264% to $3.5 million for the three months ended June 30, 2001 from $966,000 for the three months ended June 30, 2000. This increase was principally due to contract manufacturing expenses of approximately $1.6 million, increases in personnel expenses of approximately $391,000 and the proportionate increased usage of laboratory materials and supplies. The number of research and development personnel increased to 42 at June 30, 2001 from 24 at June 30, 2000.  We anticipate that research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities.

 General and administrative expenses.  General and administrative expenses, excluding non-cash stock–based compensation expenses, increased 141% to $832,000 for the three months ended June 30, 2001 from $345,000 for the three months ended June 30, 2000.  This increase was primarily due to additional administrative personnel and other increases attributable to being a public company, including provisions for investor relations programs and directors’ and officers’ insurance. The number of general and administrative personnel increased to 13 at June 30, 2001 from 7 at June 30, 2000.  We anticipate that general and administrative expenses will increase in the foreseeable future as the Company expands and incurs annualized costs related to being a public company.

 Non-cash stock–based compensation expense.  Non-cash stock–based compensation expense increased 309% to $1.7 million for the three months ended June 30, 2001 from $411,000 for the three months ended June 30, 2000.  The increase is attributable to increasing levels of stock option grants, the difference between the deemed fair value as compared to the related exercise prices and by a year-to-date adjustment attributable to options subject to variable accounting.

 Investment income, net.  Investment income increased 82% to $886,000 for the three months ended June 30, 2001 from $487,000 for the three months ended June 30, 2000. The increase was due to higher average balances of cash and cash equivalents, short-term and long-term investments and restricted investments primarily from the net proceeds of our initial public offering on March 6, 2001.

Six months ended June 30, 2001 and 2000

 Revenues.  Revenues decreased to $35,000 for the six months ended June 30, 2001 from $56,000 for the six months ended June 30, 2000.  Revenues were derived from the earned portion of a technology licensing fee and service and reagent fees from the Eos Biotechnology collaboration for the six months ended June 30, 2001 and from a Small Business Innovative Research grant for the six months ended June 30, 2000.  The upfront licensing fee from Eos Biotechnology is being recognized as earned over the term of the agreement.

 Research and development expenses.  Research and development expenses, excluding non-cash stock–based compensation expenses, increased 262% to $6.4 million for the six months ended June 30, 2001 from $1.8 million for the six months ended June 30, 2000. The increase was principally due to contract manufacturing expenses of approximately $2.6 million, increases in personnel expenses of approximately $783,000, clinical trial expenses and the proportionate increased usage of laboratory materials and supplies. We anticipate that research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities.

 General and administrative expenses.  General and administrative expenses, excluding non-cash stock–based compensation expenses, increased 152% to $1.6 million for the six months ended June 30, 2001 from $618,000 for the six months ended June 30, 2000.  This increase was primarily due to additional administrative personnel, increases in professional service fees and other increases attributable to being a public company, including provisions for investor relations programs and directors’ and officers’ insurance. We anticipate that general and administrative expenses will increase in the foreseeable future as the Company expands and incurs annualized costs related to being a public company.

 Non-cash stock-based compensation expense.  Non-cash stock-based compensation expenses increased 297% to $2.9 million for the six months ended June 30, 2001 from $736,000 for the six months ended June 30, 2000.  The increase is attributable to increasing levels of stock option grants, the difference between the deemed fair value as compared to the related exercise prices and by a year-to-date adjustment attributable to options subject to variable accounting.

 Investment income, net.  Investment income increased 53% to $1.5 million for the six months ended June 30, 2001 from $956,000 for the six months ended June 30, 2000.  The increase was due to higher average balances of cash and cash equivalents, short-term and long-term investments and restricted investments primarily from the net proceeds of our initial public offering on March 6, 2001.

Liquidity and Capital Resources

             From inception through June 30, 2001, we have funded our operations with the net proceeds of $46.4 million from our initial public offering on March 6, 2001 and concurrent private placement, $37.5 million from private equity financings, $1.5 million from license agreements and government grants and approximately $3.5 million from investment income, net. At June 30, 2001, cash, cash equivalents, short-term and long-term investments totaled $67.3 million and restricted investments amounted to $1.0 million. Our cash, cash equivalents, short term and long-term investments and restricted investments are held in a variety of interest–bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, municipal bonds, mortgage–backed securities, commercial paper and money market accounts.

             In December 2000, we entered into a ten-year lease for a new headquarters and operations facility. In connection with this lease, we initially pledged $3.4 million of our investments as collateral for certain obligations of the lease. Based on the lease terms, in June 2001 we decreased the pledged amount to $1.0 million based upon our market capitalization.

             Net cash used in operating activities for the six months ended June 30, 2001 was $5.4 million compared to $1.5 million for the six months ended June 30, 2000. Our net losses of $9.4 million for the six months ended June 30, 2001 and $2.1 million for the six months ended June 30, 2000 were adjusted for non-cash charges and changes in operating assets and liabilities, which were primarily related to amortization of deferred stock compensation.  Prepaid expenses and other assets as of June 30, 2001 included leasehold improvement construction costs incurred, which are reimbursable from our landlord, to fund a portion of the construction costs of our new headquarters and operations facility per terms of the lease agreement.  This is offset by increased accounts payable balances related to construction contractor costs incurred through June 30, 2001.  Accrued liabilities as of June 30, 2001 increased primarily due to contract manufacturing obligations.  We expect cash used in operating activities to increase in the future as we increase our staff head count, expand our contract manufacturing initiatives and increase the patient enrollments of our clinical trials.

             Net cash provided by investing activities for the six months ended June 30, 2001 was $39.9 million compared to $26.1 million for the six months ended June 30, 2000.  Purchases of property and equipment were $1.1 million for the six months ended June 30, 2001 compared to $371,000 for the six months ended June 30, 2000.  Capital expenditures for the six months ended June 30, 2001 included deposits and leasehold improvements in progress of approximately $811,000 in connection with our new headquarters and operations facility.  We expect that our level of capital expenditures will increase in the future as we complete a build-out of this space and relocate our headquarters and operations to this new facility, which is anticipated to occur during the third quarter 2001.

             Net cash provided by financing activities was $47.0 million for the six months ended June 30, 2001 compared to $3.0 million for the six months ended June 30, 2000. Financing activities included net proceeds of $44.4 million from our initial public offering and $2.0 million from our concurrent private placement.  Financing activities during the six months ended June 30, 2000 consisted primarily of $2.5 million from the collection of subscriptions receivable and $500,000 from the sale of additional Series B convertible preferred stock.

             We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with clinical trials, regulatory approvals and commercialization of our product candidates.

             We believe that our current cash and investment balances will be sufficient to enable us to meet our anticipated expenditures for at least the next 24 months, including, among other things:

             •            preclinical research and development activities;

             •            contract manufacturing activities;

             •            clinical trial activities; and

             •            general corporate purposes, including capital expenditures and working capital to fund anticipated operating losses.

However, we may need to sell additional equity or debt securities or obtain additional credit arrangements prior to that time. Additional financing may not be available on favorable terms or at all. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials which may adversely affect our business and operations.

Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and for Hedging Activities, or SFAS No. 133, which provides a comprehensive and consistent standard for the recognition and measurement for derivatives and hedging activities. SFAS No. 133 became effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

             In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires that all business combinations be accounted for by the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.  Management believes the adoption of this Statement will not impact the Company’s financial position or results of operations.

             In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Management believes the adoption of this Statement will not impact the Company’s financial position or results of operations.

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

             This quarterly report on Form 10-Q also contains forward–looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of factors that are described below and elsewhere in this quarterly report on Form 10-Q.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability. Our limited operating history may make it difficult to evaluate our business and an investment in our common stock.

             We are a development stage company incorporated in July 1997 and have a limited operating history upon which an investor may evaluate our operations and future prospects. We have incurred net losses since our inception, including net losses of approximately $7.8 million for the year ended December 31, 2000 and approximately $9.3 million for the six months ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of approximately $22.1 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending will accelerate as the result of the increased costs and expenses associated with clinical trials, regulatory approvals and commercialization of our potential products. In the near term, we expect revenues to be derived from milestone payments and sponsored research fees under existing and possible future collaborative arrangements. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

Our product candidates are at an early stage of development and if we are not able to successfully develop and commercialize them, we may not generate sufficient revenues to continue our business operations.

             All of our product candidates are in early stages of development. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Much of our efforts and expenditures over the next few years will be devoted to SGN-15, SGN-10, SGN-14, SGN-30, SGN-17/19, a novel BR96 monoclonal antibody-drug conjugate and a novel SGN-30 monoclonal antibody-drug conjugate. These are our only product candidates in preclinical development or clinical trials at the present time. We have no drugs that have received regulatory approval for commercial sale. We expect that none of our product candidates will be commercially available in the near term.

             Our ability to commercialize our product candidates depends on first receiving FDA approval. The future commercial success of these product candidates will depend upon their acceptance by physicians, patients and other key decision–makers as therapeutic and cost-effective alternatives to currently available products. If we fail to gain approval from the FDA or to produce a commercially successful product, we may not be able to earn sufficient revenues to continue as a going concern.

We may continue to need significant amounts of additional capital which may not be available to us.

              Since our inception, we have used approximately $13.5 million of cash in operating activities and approximately $2.3 million of cash to purchase property and equipment.  We expect capital outlays and operating expenditures to significantly increase over the next several years as we hire additional employees and expand our infrastructure and preclinical development and clinical trial activities. We believe that our existing cash and investment securities, milestone payments and research grants, will be sufficient to fund our operations for at least the next two years. However, changes in our business may occur that would consume available capital resources sooner than we expect. If adequate funds are not available to us, we will be required to delay, reduce the scope of or eliminate one or more of our development programs. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

             Success in preclinical and early clinical trials does not ensure that large–scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause it to be redone or terminated. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be redone or terminated.

             The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority varies significantly. To date, we have limited clinical data and have seen evidence of gastrointestinal toxicity with SGN-15 and SGN-10. Future trials may not show sufficient safety and efficacy to obtain the requisite regulatory approval for these product candidates or any other potential product candidates. Because SGN-15, SGN-10, SGN-14, SGN-30, SGN-17/19, a novel BR96 monoclonal antibody-drug conjugate and a novel SGN-30 monoclonal antibody-drug conjugate, are our only product candidates in clinical trials or preclinical development at the present time, any delays or difficulties we encounter may impact our ability to generate revenue and cause our stock price to decline significantly.

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

We currently rely on third–party manufacturers for production of our drug products and our dependence on these manufacturers may impair the development of our product candidates.

             We do not currently have the ability to manufacture drug products that we need to conduct our clinical trials. For our two product candidates in clinical trials, SGN-15 and SGN-10, we rely on drug products that were produced and vialed by Bristol–Myers Squibb and contract manufacturers retained by Bristol–Myers Squibb. In addition, we have contracted with ICOS Corporation to develop cell lines expressing the SGN-30 product candidate and to manufacture preclinical and clinical supplies of SGN-30.

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

             Our success depends, in part, on our ability to maintain protection for our products and technologies under the patent laws or other intellectual property laws of the United States, France, Germany, Japan, United Kingdom and Italy, as well as other countries. We have filed several patent applications with the U.S. Patent and Trademark Office for our technologies which are currently pending. We also have exclusive rights to certain issued U.S. patents, and foreign counterpart patents and patent applications in the countries listed above, relating to our monoclonal antibody–based technology. Our rights to these patents are derived from worldwide licenses from Bristol–Myers Squibb, Arizona State University, National Institute of Health and Enzon, among others. In addition, we have licensed or optioned rights to pending U.S. patent applications and foreign counterpart patents and patent applications to third parties. The standards which the U.S. Patent and Trademark Office uses to grant patents are not always applied predictably or uniformly and can change. Consequently, the pending patent applications may not be allowed; and if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents may not contain claims that will permit us to stop competitors from using similar technology. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, the protection, if any, given to our patents if we attempt to enforce them or if they are challenged in court is uncertain. In addition, we rely on certain proprietary trade secrets and know-how. We have taken measures to protect our unpatented trade secrets and know-how, including the use of confidentiality and assignment of inventions agreements with our employees, consultants and certain contractors. It is possible, however, that these persons may breach the agreements or that our competitors may independently develop or otherwise discover our trade secrets.

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

If we lose our key personnel or are unable to attract and retain additional qualified personnel, our future growth and ability to compete would suffer.

             We are highly dependent on the efforts and abilities of the principal members of our managerial and scientific staff, particularly Dr. H. Perry Fell our Chief Executive Officer and Dr. Clay B. Siegall our President and Chief Scientific Officer.  We do not have employment agreements with Dr. Fell or Dr. Siegall, but we do have key person insurance in the amount of $1.0 million each.  However, the sum recovered under such insurance policies may not fully compensate us for any loss of their services.  Additionally, we have several scientific personnel with significant and unique expertise in monoclonal antibodies and related technologies.  The loss of the services of principal members of our managerial or scientific staff may prevent us from achieving our business objectives.

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

We have no experience in commercializing products on our own and to the extent we do not develop this ability or contract with a third–party to assist us, we may not be able to successfully sell our product candidates. Additionally, if the market does not accept our products or if reform in the healthcare industry does not provide adequate reimbursement for our products, we may not be able to generate sufficient revenues to maintain our business.

             We do not have a sales and marketing force and may not be able to develop this capacity. If we are unable to establish sales and marketing capabilities, we will need to enter into sales and marketing agreements to market our products in the United States. For sales outside the United States, we plan to enter into third–party arrangements. In these foreign markets, if we are unable to establish successful distribution relationships with pharmaceutical companies, we may fail to realize the full sales potential of our product candidates.

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

             In addition, government health administrative authorities, private health insurers and other organizations are increasingly challenging both the need for and the price of new medical products and services. Consequently, uncertainty exists as to the reimbursement status of newly approved therapeutics and diagnostics. For these and other reasons, physicians, patients, third–party payors and the medical community may not accept and utilize any product candidates that we develop and even if they do, reimbursement may not be available for our products to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and product development.

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

Upon the expiration of a 180-day lock-up, a substantial number of our shares of common stock will become available for sale in the public market that may cause the market price of our stock to decline.

             Within 180 days after the date of our initial public offering on March 6, 2001, approximately 22,000,000 shares held by existing stockholders will become available for sale. If these stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market at concentrated times, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity–related securities in the future at a time and price acceptable to us.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

             Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Seattle Genetics without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Seattle Genetics, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state anti-takeover laws in Washington related to corporate takeovers may prevent or delay a change of control of Seattle Genetics

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

             In accordance with our policy, we do not use derivative financial instruments in our investment portfolio.  We invest in high quality interest-bearing instruments, consisting of U.S. government and agency securities, corporate obligations, mortgage-backed securities, commercial paper and money market accounts.  Such securities are subject to interest rate risk and will rise and fall in value if market interest rates change, however, we do not expect any material loss from such interest rate changes and therefore believe that our potential interest rate exposure is not material.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities.

None.

(d)  Use of Proceeds from Sale of Registered Securities

             The Company’s Registration Statement under the Securities Act of 1933 (File No. 333-50266) was declared effective by the SEC on March 6, 2001.  All 7,000,000 shares of common stock offered in the final prospectus were sold at a price per share of $7.00.  The aggregate gross proceeds of the shares offered and sold were $49.0 million which resulted in net proceeds to Seattle Genetics of approximately $44.4 million after deducting underwriting discounts and commissions and other offering expenses of $4.6 million.  From the effective date of the offering through June 30, 2001, Seattle Genetics has used approximately $4.7 million of the proceeds in preclinical research and development activities, clinical trials, contract manufacturing and general corporate purposes.  The remainder of the net proceeds from the offering are invested in a variety of interest–bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, municipal bonds, mortgage– backed securities, commercial paper and money market accounts in investments such as high-quality corporate issues and government obligations.

Item 4.	Submission of Matters to a Vote of Security Holders.

.	None.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits:

Exhibit Number

3.1*
Amended and Restated Certificate of Incorporation of the Registrant

	3.2*	Bylaws of the Registrant

	4.1*	Form of Stock Certificate

	4.2*	Amended and Restated Investors Rights Agreement dated December 22, 2000 by and among the Registrant and certain holders of the Registrant’s capital stock.

	10.1†	Collaboration Agreement dated June 4, 2001 between Seattle Genetics, Inc. and Eos Biotechnology, Inc.

*	Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-50266, originally filed with the Securities and Exchange Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
†

Confidential treatment requested.

(b)	Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seattle Genetics, Inc

	By:	/s/ TIM CARROLL

Tim Carroll Chief Financial Officer (Principal Financial Officer and Authorized Officer)

Date: August 10, 2001

INDEX TO EXHIBITS

Exhibit Number

3.1*	Amended and Restated Certificate of Incorporation of the Registrant

3.2*	Bylaws of the Registrant

4.1*	Form of Stock Certificate

4.2*	Amended and Restated Investors Rights Agreement dated December 22, 2000 by and among the Registrant and certain holders of the Registrant’s capital stock.

10.1†	Collaboration Agreement dated June 4, 2001 between Seattle Genetics, Inc. and Eos Biotechnology, Inc.

*	Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
†	Confidential treatment requested.