Form 10-Q
period 2001-09-30
SEATTLE GENETICS INC /WA
filed 2001-11-09
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

Commission file number 0-32405

SEATTLE GENETICS, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	91-1874389 (I.R.S. Employer Identification No.)
21823 30th Drive SE Bothell, Washington 98021 (Address of principal executive offices, including zip code)

(425) 527-4000 (Registrant’s telephone number, including area code)

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

Yes ☒   No  ☐

As of October 31, 2001, there were 29,317,524 shares of the registrant’s Common Stock outstanding.

Seattle Genetics, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000
Statements of Operations (unaudited) for the three and nine months ended September 30, 2001 and 2000 and cumulative from inception (January 1, 1998) to September 30, 2001
Statements of Cash Flows (unaudited) for the nine months ended September 30, 2001 and 2000 and cumulative from inception (January 1, 1998) to September 30, 2001
Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Seattle Genetics, Inc.

(a development stage company)

Balance Sheets

Assets	September 30, 2001	December 31, 2000
	(Unaudited)

Current assets
Cash and cash equivalents	$5,169,624	$2,618,986
Short-term investments	30,601,054	21,711,460
Interest receivable	940,408	279,070
Prepaid expenses	599,266	759,339

Total current assets	37,310,352	25,368,855

Property and equipment, net	5,808,906	894,304
Restricted investments	1,000,687	3,421,247
Long-term investments	23,893,125	-
Other assets	891	189,419

Total assets	$68,013,961	$29,873,825

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$780,291	$141,992
Accrued liabilities	2,123,884	668,698
Deferred revenue	141,667	-

Total current liabilities	3,045,842	810,690

Deferred rent	61,173	-
Deferred revenue, net of current portion	236,111	-
Total long-term liabilities	297,284	-

Commitments and contingencies
Mandatorily redeemable convertible preferred stock, $0.001 par value, 17,450,000 (2000) shares authorized:
Series A convertible preferred stock, 7,000,000 shares designated, 6,950,000 shares issued and oustanding (liquidation preference of $6,950,000)	-	6,924,550
Series B convertible preferred stock, 10,437,072 shares issued and outstanding (liquidation preference of $30,684,992)	-	30,631,457

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,301,064 and 4,581,077 issued and oustanding, respectively	29,301	4,581
Additional paid-in capital	98,497,221	14,798,044
Notes receivable from stockholders	(387,133)	(408,384)
Deferred stock compensation	(5,732,937)	(10,193,778)
Accumulated other comprehensive income	618,891	69,196
Deficit accumulated during the development stage	(28,354,508)	(12,762,531)

Total stockholders' equity (deficit)	64,670,835	(8,492,872)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders' equity (deficit)	$68,013,961	$29,873,825
The accompanying notes are an integral part of these financial statements

Seattle Genetics, Inc.

(a development stage company)

Statements of Operations

(Unaudited)

Three months ended

Nine months ended

					Cumulative from inception (January 1, 1998) to
	September 30,		September 30,		September 30,
	2001	2000	2001	2000	2001
Revenues
License agreements	$59,307	$-	$93,891	$-	$1,093,891
Government grants	11,024	27,202	11,024	83,422	109,656

Total revenues	70,331	27,202	104,915	83,422	1,203,547

Expenses
Research and development (excludes non-cash stock-based compensation expense of $409,938, $223,205, $1,439,969, $440,982 and $2,878,899, respectively)	5,093,631	1,296,285	11,468,735	3,058,533	20,216,188
General and administrative (excludes non-cash stock-based compensation expense of $815,732, $747,889, $2,707,783, $1,266,213 and $5,479,692, respectively)	787,105	459,140	2,344,606	1,077,238	5,746,917

Non-cash stock-based compensation expense	1,225,670	971,094	4,147,752	1,707,195	8,358,591

Total operating expenses	7,106,406	2,726,519	17,961,093	5,842,966	34,321,696

Loss from operations	(7,036,075)	(2,699,317)	(17,856,178)	(5,759,544)	(33,118,149)

Investment income, net	800,372	504,024	2,264,201	1,459,583	4,763,641

Net loss	(6,235,703)	(2,195,293)	(15,591,977)	(4,299,961)	$(28,354,508)

Deemed dividend upon issuance of Series B mandatorily redeemable preferred stock	-	-	-	(484,386)
Accretion on mandatorily redeemable preferred stock	-	(4,942)	(3,295)	(14,578)

Net loss attributable to common stockholders	$(6,235,703)	$(2,200,235)	$(15,595,272)	$(4,798,925)
Basic and diluted net loss per share	$(0.22)	$(0.66)	$(0.70)	$(1.50)

Weighted-average shares used in computing basic and diluted net loss per share	28,781,416	3,317,887	22,300,257	3,190,685

The accompanying notes are an integral part of these financial statements

Seattle Genetics, Inc.

(a development stage company)

Statements of Cash Flows

(Unaudited)

Cumulative

			from inception

Nine months ended

			(January 1,
	September 30,		1998) to
	2001	2000	September 30, 2001
Cash flows from operating activities
Net loss	$(15,591,977)	$(4,299,961)	$(28,354,508)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation	4,147,752	1,707,195	8,311,571
Depreciation and amortization	334,020	116,359	679,728
Gain on disposal of fixed assets	(38,534)	-	(38,534)
Realized loss on sale of securities	22,214	8,023	28,961
Amortization/ accretion on investments	351,235	(28,491)	301,521
Common stock bonus provided to employees			47,020
Deferred rent	61,173	-	61,173
Changes in operating assets and liabilities
Interest receivable	(661,338)	(352,539)	(940,408)
Prepaid expenses and other assets	(208,162)	(76,604)	(600,156)
Accounts payable	638,299	93,647	780,291
Accrued liabilities	1,020,262	46,707	1,688,960
Deferred revenue	377,778	-	377,778
Net cash used in operating activities	(9,547,278)	(2,785,664)	(17,656,603)

Cash flows from investing activities
Purchases of investments	(51,276,956)	(26,695,445)	(81,385,915)
Proceeds from sale and maturities of investments	21,091,043	571,728	26,179,457
Purchase of property and equipment	(4,850,164)	(566,469)	(6,090,176)
Proceeds from disposal of fixed assets	75,000	-	75,000
Net cash used in investing activities	(34,961,077)	(26,690,186)	(61,221,634)

Cash flows from financing activities
Net proceeds from issuance of common stock	47,037,742	1,851	46,501,258
Net proceeds from issuance of Series A preferred stock	-	-	6,907,052
Proceeds from subscription receivable	-	2,545,001	2,545,001
Collection of notes receivable	21,251	-	21,251
Net proceeds from issuance of Series B preferred stock	-	500,364	28,073,299
Book overdraft	-	91,506	-
Net cash provided by financing activities	47,058,993	3,138,722	84,047,861

Net increase (decrease) in cash and cash equivalents	2,550,638	(26,337,128)	5,169,624
Cash and cash equivalents, at beginning of period	2,618,986	30,362,568	-
Cash and cash equivalents, at end of period	$5,169,624	$4,025,440	$5,169,624

Supplemental disclosure of cash information

Non-cash investing and financing activities
Issuance of common stock in exchange for notes receivable	$-	$-	$408,384
Issuance of Series B preferred stock for subscription notes receivable	$-	$-	$2,545,001
Conversion of preferred stock to common stock	$37,559,302	$-	$37,559,302
Building construction costs accrued	$434,924	$-	$434,924
The accompanying notes are an integral part of these financial statements

Seattle Genetics, Inc.

(a development stage company)

Notes to Financial Statements

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements of Seattle Genetics, Inc. (“Seattle Genetics” or the “Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

2.  Agreements and Research Grant

During August 2001, Seattle Genetics and ICOS Corporation entered into an agreement for the development and manufacture of the monoclonal antibody component of its lead antibody-drug conjugate SGN-15.  Under the terms of the agreement, ICOS will perform process development, scale-up and Good Manufacturing Practice (GMP) manufacturing.  SGN-15 is presently being tested in phase II trials for the treatment of breast, colon, prostate and lung cancers.

During September 2001, Seattle Genetics was awarded a research grant by the National Institutes of Health (NIH) to support the Company’s development of monoclonal antibody-drug conjugates for the treatment of cancer.  The grant was awarded under Phase I of the Small Business Innovation Research (SBIR) Program of the NIH. The grant will support potent monoclonal antibody drug-conjugates research.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2001	2000	2001	2000
Net loss attributable to common stockholders	$(6,235,703)	$(2,200,235)	$(15,595,272)	$(4,798,925)

Basic and diluted
Weighted-average shares used in computing basic and diluted net loss per share	28,781,416	3,317,887	22,300,257	3,190,685

Basic and diluted net loss per share	$(0.22)	$(0.66)	$(0.70)	$(1.50)
Antidilutive securities not included in net loss per share calculation
Options to purchase common stock	2,660,213	665,000	2,660,213	665,000
Restricted shares of common stock subject to repurchase	447,867	892,084	447,867	892,084
Total	3,108,080	1,557,084	3,108,080	1,557,084

4.  Comprehensive Loss

Comprehensive loss includes certain changes in equity that are excluded from net loss.  Specifically, unrealized holding gains  in available for sale investments, which were reported separately in stockholders’ equity, are included in accumulated other comprehensive loss.  Comprehensive loss and its components were as follows:

					Cumulative
					from inception
	Three months ended		Nine months ended		(January 1,
	September 30,		September 30,		1998) to
	(Unaudited)		(Unaudited)		September 30,
	2001	2000	2001	2000	2001
Net loss	$(6,235,703)	$(2,195,293)	$(15,591,977)	$(4,299,961)	$(28,354,508
)

Unrealized gain on securities available for sale	426,996	28,500	549,695	34,292	618,891
Total	$(5,808,707)	$(2,166,793)	$(15,042,282)	$(4,265,669)	$(27,735,617)

5.  Investments

Investments consist of the following:

	Fair Value September 30, 2001	Fair Value December 31, 2000
	(Unaudited)

U.S. corporate obligations	$40,058,514	$7,931,527
U.S. government and agencies	8,334,740	8,547,762
Mortgage-backed securities	6,531,662	8,653,418
Taxable municipal bonds	569,950	-
Total	$55,494,866	$25,132,707

Reported as:
Short-term investments	$30,601,054	$21,711,460
Long-term investments	23,893,125	-
Restricted investments	1,000,687	3,421,247
Total	$55,494,866	$25,132,707

6.  Property and equipment

Property and equipment consists of the following:

	September 30, 2001	December 31, 2000
	(Unaudited)

Tenant improvements	$3,544,586	$20,686
Laboratory equipment	1,587,607	799,486
Furniture and fixtures	720,821	64,650
Computers and office equipment	589,224	355,190
	6,442,238	1,240,012

Accumulated depreciation and amortization	(633,332)	(345,708)
Total	$5,808,906	$894,304

7.  Accrued liabilities

Accrued liabilities consists of the following:

	September 30, 2001	December 31, 2000
	(Unaudited)

Contract manufacturing agreement	$743,056	$200,000
Building construction costs	434,924	-
Clinical trial costs	289,406	125,746
Compensation and benefits	209,681	53,038
Professional services	266,688	258,394
Other	180,129	31,520
Total	$2,123,884	$668,698

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

Overview

We focus on the discovery and development of monoclonal antibody-based drugs to treat cancer and related diseases.  Our objective is to utilize our expertise in cancer and in monoclonal antibody-based technologies to advance our product pipeline and discover new product candidates.  Since our inception, we have incurred substantial losses.  As of September 30, 2001, we had an accumulated deficit of $28.4 million.  These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody-based technologies, clinical trial costs of SGN-15 and SGN-10, manufacturing expenses of preclinical materials, and general and administrative costs.  We expect that our losses will increase for the foreseeable future as we continue to expand our research, development, clinical trial activities and to build additional infrastructure.

We do not currently have any commercial products for sale.  To date, we have generated revenues of $1.2 million from our license agreements and Small Business Innovative Research grants.  In the future, we believe our revenues will consist of milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements, royalties from collaborations with current and future strategic partners and commercial product sales.  Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, our results of operations may vary substantially from year-to-year and even quarter-to-quarter.

Results of Operations

Three months ended September 30, 2001 and 2000

 Revenues.  Revenues increased to $70,000 for the three months ended September 30, 2001 from $27,000 for the three months ended September 30, 2000.  Revenues were derived from service and reagent fees and the earned portion of a technology-licensing fee from Eos Biotechnology and from a new Small Business Innovative Research grant for the three months ended September 30, 2001.    For the three months ended September 30, 2000, revenues were derived from an unrelated and separately awarded Small Business Innovative Research grant.

 Research and development expenses.  Research and development expenses, excluding non-cash stock–based compensation expenses, increased 293% to $5.1 million for the three months ended September 30, 2001 from $1.3 million for the three months ended September 30, 2000. This increase was principally due to contract manufacturing expenses of approximately $2.3 million, increases in rent and occupancy costs related to our new headquarters and operations facility of approximately $752,000, increases in personnel expenses and the proportionate increased usage of laboratory materials and supplies. The number of research and development personnel increased to 47 at September 30, 2001 from 32 at September 30, 2000.  We anticipate that research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities and incur the annualized costs related to our new headquarters and operations facility.

 General and administrative expenses.  General and administrative expenses, excluding non-cash stock–based compensation expenses, increased 71% to $787,000 for the three months ended September 30, 2001 from $459,000 for the three months ended September 30, 2000.  This increase was primarily due to additional administrative personnel and other increases attributable to being a public company, including provisions for investor relations programs and directors’ and officers’ insurance. The number of general and administrative personnel increased to 14 at September 30, 2001 from 8 at September 30, 2000.  We anticipate that general and administrative expenses will increase in the foreseeable future as the Company expands and incurs the annualized costs related to being a public company and the annualized costs related to our new headquarters and operations facility.

 Non-cash stock–based compensation expense.  Non-cash stock–based compensation expense increased 26% to $1.2 million for the three months ended September 30, 2001 from $971,000 for the three months ended September 30, 2000.  The increase is attributable to higher levels of stock option grants, the difference between the deemed fair values as compared to the related exercise prices and reduced by a year-to-date adjustment attributable to options subject to variable accounting.

 Investment income, net.  Investment income increased 59% to $800,000 for the three months ended September 30, 2001 from $504,000 for the three months ended September 30, 2000. The increase was due to higher average balances of cash and cash equivalents, short-term and long-term investments and restricted investments primarily from the net proceeds of our initial public offering on March 6, 2001.

Nine months ended September 30, 2001 and 2000

 Revenues.  Revenues increased to $105,000 for the nine months ended September 30, 2001 from $83,000 for the nine months ended September 30, 2000.  Revenues were derived from service and reagent fees and the earned portion of a technology-licensing fee from Eos Biotechnology and a new Small Business Innovation Research grant for the nine months ended September 30, 2001.  For the nine months ended September 30, 2000, revenues were derived from an unrelated and separately awarded Small Business Innovative Research grant.

 Research and development expenses.  Research and development expenses, excluding non-cash stock–based compensation expenses, increased 275% to $11.5 million for the nine months ended September 30, 2001 from $3.1 million for the nine months ended September 30, 2000. The increase was principally due to contract manufacturing expenses of approximately $4.8 million, increases in personnel expenses and the proportionate increased usage of laboratory materials and supplies of approximately $1.7 million,  increased facility and occupancy costs of our new headquarters and operations facility and increased clinical trial expenses. We anticipate that research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities and incur the costs related to our new headquarters and operations facility.

 General and administrative expenses.  General and administrative expenses, excluding non-cash stock–based compensation expenses, increased 118% to $2.3 million for the nine months ended September 30, 2001 from $1.1 million for the nine months ended September 30, 2000.  This increase was primarily due to additional administrative personnel, increases in professional service fees and other increases attributable to being a public company, including provisions for investor relations programs and directors’ and officers’ insurance. We anticipate that general and administrative expenses will increase in the foreseeable future as the Company expands and incurs annualized costs related to being a public company and the annualized costs related to our new headquarters and operations facility.

 Non-cash stock-based compensation expense.  Non-cash stock-based compensation expenses increased 143% to $4.1 million for the nine months ended September 30, 2001 from $1.7 million for the nine months ended September 30, 2000.  The increase is attributable to higher levels of stock option grants, the difference between the deemed fair values as compared to the related exercise prices and reduced by a year-to-date adjustment attributable to options subject to variable accounting.

 Investment income, net.  Investment income increased 55% to $2.3 million for the nine months ended September 30, 2001 from $1.5 million for the nine months ended September 30, 2000.  The increase was due to higher average balances of cash and cash equivalents, short-term and long-term investments and restricted investments primarily from the net proceeds of our initial public offering on March 6, 2001.

Liquidity and Capital Resources

From inception through September 30, 2001, we have funded our operations with the net proceeds of $46.4 million from our initial public offering on March 6, 2001 and concurrent private placement, $37.5 million from private equity financings, $1.6 million from license agreements and government grants and approximately $4.2 million from investment income, net. At September 30, 2001, cash, cash equivalents, short-term and long-term investments totaled $59.7 million and restricted investments amounted to $1.0 million. Our cash, cash equivalents, short term and long-term investments and restricted investments are held in a variety of interest–bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage–backed securities, commercial paper and money market accounts.

Net cash used in operating activities for the nine months ended September 30, 2001 was $9.5 million compared to $2.8 million for the nine months ended September 30, 2000.  Our net losses of $15.6 million for the nine months ended September 30, 2001 and $4.3 million for the nine months ended September 30, 2000 were adjusted for non-cash charges which were primarily related to amortization of deferred stock compensation and changes in operating assets and liabilities.  Accrued liabilities as of September 30, 2001 increased primarily due to contract manufacturing obligations.  We expect cash used in operating activities to increase in the future as we increase our staff headcount, expand our contract manufacturing initiatives and increase the patient enrollments of our clinical trials.

Net cash provided by investing activities for the nine months ended September 30, 2001 was $35.0 million compared to $26.7 million for the nine months ended September 30, 2000.  Purchases of property and equipment were $4.9 million for the nine months ended September 30, 2001 compared to $566,000 for the nine months ended September 30, 2000.  Capital expenditures for the nine months ended September 30, 2001 included leasehold improvements of approximately $3.1 million, equipment of approximately $1.1 million and furniture and fixtures of approximately $718,000 all in connection with our new headquarters and operations facility, which we moved to during August 2001.  We expect that our level of capital expenditures will decrease as we are nearing completion of the final portion of our facility construction.

Net cash provided by financing activities was $47.1 million for the nine months ended September 30, 2001 compared to $3.1 million for the nine months ended September 30, 2000.  Financing activities during the nine months ended September 30, 2001 included net proceeds of $44.4 million from our initial public offering and $2.0 million from our concurrent private placement.  Financing activities during the nine months ended September 30, 2000 consisted primarily of $2.5 million from the collection of subscriptions receivable and $500,000 from the sale of additional Series B convertible preferred stock.

We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with clinical trials, regulatory approvals and commercialization of our product candidates.

We believe that our current cash and investment balances will be sufficient to enable us to meet our anticipated expenditures and operating requirements for at least the next 24 months.  However, we may need to sell additional equity or debt securities or obtain additional credit arrangements prior to that time. Additional financing may not be available on favorable terms or at all. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials, which may adversely affect our business and operations.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and for Hedging Activities” (SFAS No. 133), which provides a comprehensive and consistent standard for the recognition and measurement for derivatives and hedging activities. SFAS No. 133 became effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. Management believes the adoption of this Statement will not impact the Company’s financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  The provisions of SFAS No.144 will be effective for fiscal years beginning after December 15, 2001. Management believes the adoption of this Statement will not impact the Company’s financial position or results of operations.

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

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability for some time. Our limited operating history may make it difficult to evaluate our business and an investment in our common stock.

                We are a development stage company incorporated in July 1997 and have a limited operating history upon which an investor may evaluate our operations and future prospects. We have incurred net losses since our inception, including net losses of approximately $7.8 million for the year ended December 31, 2000 and approximately $15.6 million for the nine months ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of approximately $28.4 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending will accelerate as the result of the increased costs and expenses associated with clinical trials, regulatory approvals and commercialization of our potential products. In the near term, we expect revenues to be derived from milestone payments and sponsored research fees under existing and possible future collaborative arrangements and National Institutes of Health grants. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

Our product candidates are at an early stage of development and if we are not able to successfully develop and commercialize them, we may not generate sufficient revenues to continue our business operations.

                All of our product candidates are in early stages of development. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Much of our efforts and expenditures over the next few years will be devoted to SGN-15, SGN-10, SGN-14, SGN-30, SGN-17/19, a novel BR96 monoclonal antibody-drug conjugate and a novel SGN-30 monoclonal antibody-drug conjugate. These are our only product candidates in preclinical development, clinical trials or in collaboration with others at the present time. We have no drugs that have received regulatory approval for commercial sale.

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

Since our inception, we have used approximately $17.7 million of cash in operating activities and approximately $6.1 million of cash to purchase property and equipment.  We expect capital outlays and operating expenditures to significantly increase over the next several years as we hire additional employees and expand our infrastructure and preclinical development and clinical trial activities. We believe that our existing cash and investment securities, milestone payments and research grants, will be sufficient to fund our operations for at least the next two years. However, changes in our business may occur that would consume available capital resources sooner than we expect. If adequate funds are not available to us, we will be required to delay, reduce the scope of or eliminate one or more of our development programs. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Clinical trials for our product candidates are expensive, time consuming and their outcome is uncertain.

Before we can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. Each of these trials requires the investment of substantial expense and time. We are currently conducting a total of six clinical trials of our two most advanced product candidates, and expect to commence additional trials of these and other product candidates. There are numerous factors that could delay each of these clinical trials or prevent us from completing these trials successfully.

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

The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority varies significantly. To date, we have limited clinical data and have seen evidence of gastrointestinal toxicity with SGN-15 and SGN-10.  Future trials may not show sufficient safety or efficacy to obtain the requisite regulatory approval for these product candidates or any other potential product candidates. Because SGN-15, SGN-10, SGN-14, SGN-30, SGN-17/19, a novel BR96 monoclonal antibody-drug conjugate and a novel SGN-30 monoclonal antibody-drug conjugate, are our only product candidates in clinical trials or preclinical development at the present time, any delays or difficulties we encounter may impact our ability to generate revenue and cause our stock price to decline significantly.

We may choose to, or may be required to, delay, suspend, repeat or terminate our clinical trials if patient enrollment cannot be achieved on a timely basis or if the trials are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

Clinical trials must be conducted in accordance with the FDA's guidelines and are subject to oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under the FDA's Good Manufacturing Practices, and may require large numbers of test patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments.  We depend on medical institutions to conduct our clinical trials and to the extent they fail to enroll a sufficient number of patients for our clinical trials or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business.

In addition, we or the FDA might delay or halt our clinical trials of a product candidate for various reasons, including: deficiencies in the conduct of the clinical trials; the product candidate may have unforeseen adverse side effects; the time required to determine whether the product candidate is effective may be longer than expected; fatalities arising during a clinical trial due to medical problems that may not be related to clinical trial treatments; the product candidate may not appear to be more effective than current therapies; insufficient patient enrollment in the clinical trials; the quality or stability of the product candidate may fall below acceptable standards; or we may not be able to produce sufficient quantities of the product candidate to complete the trials.

Furthermore, the process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. It can vary substantially, based on the type, complexity and novelty of the product involved. Accordingly, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval, which could reduce or eliminate our revenue and delay or terminate the potential commercialization of our product candidates.

We currently rely on third–party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers and other third parties may impair the development of our product candidates.

We do not currently have the ability to manufacture drug products that we need to conduct our clinical trials. For our two product candidates in clinical trials, SGN-10 and SGN-15, we rely on drug products that were produced and vialed by Bristol–Myers Squibb and contract manufacturers retained by Bristol–Myers Squibb. We have contracted with ICOS Corporation to develop cell lines expressing the SGN-30 product candidate, to manufacture preclinical and clinical supplies of SGN-30 and to manufacture clinical supplies of monoclonal antibody chimeric BR96, the monoclonal antibody used in the drug candidate SGN-15.  In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of these product candidates.

For the foreseeable future, we will continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of our product candidates for use in our clinical trials. If our contract manufacturers or other third parties fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be unable to continue development and production of our product candidates.

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

In some circumstances we rely on collaborators to assist in the research and development activities necessary for the commercialization of our product candidates. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, we may not be able to commercialize our product candidates.

We intend to continue to establish alliances with third party collaborators to develop and market our current and future product candidates. We may not be able to locate third party collaborators to develop and market other product candidates and we may lack the capital and resources necessary to develop all our product candidates alone. If our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable.

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

                Our success depends, in part, on our ability to maintain protection for our products and technologies under the patent laws or other intellectual property laws of the United States, France, Germany, Japan, United Kingdom and Italy, as well as other countries. We have filed several patent applications with the U.S. Patent and Trademark Office for our technologies which are currently pending. We also have exclusive rights to certain issued U.S. patents, and foreign counterpart patents and patent applications in the countries listed above, relating to our monoclonal antibody–based technology. Our rights to these patents are derived from worldwide licenses from Bristol–Myers Squibb, Arizona State University, National Institutes of Health and Enzon, among others. In addition, we have licensed or optioned rights to pending U.S. patent applications and foreign counterpart patents and patent applications to third parties. The standards which the U.S. Patent and Trademark Office uses to grant patents are not always applied predictably or uniformly and can change. Consequently, the pending patent applications may not be allowed; and if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents may not contain claims that will permit us to stop competitors from using similar technology. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, the protection, if any, given by our patents if we attempt to enforce them or if they are challenged in court is uncertain. In addition, we rely on certain proprietary trade secrets and know-how. We have taken measures to protect our unpatented trade secrets and know-how, including the use of confidentiality and assignment of inventions agreements with our employees, consultants and certain contractors. It is possible, however, that these persons may breach the agreements or that our competitors may independently develop or otherwise discover our trade secrets.

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

                We are highly dependent on the efforts and abilities of the principal members of our managerial and scientific staff, particularly Dr. H. Perry Fell our Chief Executive Officer and Dr. Clay B. Siegall our President and Chief Scientific Officer.  We have key person insurance in the amount of $1.0 million each, however, the sum recovered under such insurance policies may not fully compensate us for any loss of their services.  Additionally, we have several scientific personnel with significant and unique expertise in monoclonal antibodies and related technologies.  The loss of the services of principal members of our managerial or scientific staff may prevent us from achieving our business objectives.

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

Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of other products directed at cancer. Many of our competitors have greater financial and human resources expertise and more experience in the commercialization of product candidates. Our competitors may, among other things: develop safer or more effective products; implement more effective approaches to sales and marketing; develop less costly products; obtain quicker regulatory approval; have access to more manufacturing capacity; form more advantageous strategic alliances; or establish superior proprietary positions.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

                In accordance with our policy, we do not use derivative financial instruments in our investment portfolio.  We invest in high quality interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts.  Such securities are subject to interest rate risk and will rise and fall in value if market interest rates change, however, we do not expect any material loss from such interest rate changes and therefore believe that our potential interest rate exposure is not material.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

                None.

Item 2. Changes in Securities.

                None.

(d)  Use of Proceeds from Sale of Registered Securities

                The Company’s Registration Statement under the Securities Act of 1933 (File No. 333-50266) was declared effective by the SEC on March 6, 2001.  All 7,000,000 shares of common stock offered in the final prospectus were sold at a price per share of $7.00.  The aggregate gross proceeds of the shares offered and sold were $49.0 million which resulted in net proceeds to Seattle Genetics of approximately $44.4 million after deducting underwriting discounts and commissions and other offering expenses of $4.6 million.  From the effective date of the offering through September 30, 2001, Seattle Genetics has used approximately $12.7 million of the proceeds in preclinical research and development activities, clinical trials, contract manufacturing, purchase of property and equipment and general corporate purposes.  The remainder of the net proceeds from the offering are invested in a variety of high quality interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts in investments.

Item 4.    Submission of Matters to a Vote of Security Holders.

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

10.1† Contract Manufacturing Agreement dated August 1, 2001 between Seattle Genetics, Inc. and ICOS Corporation.

10.2   Seattle Genetics, Inc. 2001 Executive Performance Plan

* Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-50266, originally filed with the Securities and Exchange Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

†        Confidential treatment requested.

(b)           Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	Seattle Genetics, Inc

	By:	/s/ TIM CARROLL
Tim Carroll Chief Financial Officer (Principal Financial Officer and Authorized Officer)

Date:  November 9, 2001

INDEX TO EXHIBITS

Exhibit Number

3.1*   Amended and Restated Certificate of Incorporation of the Registrant

3.2*   Bylaws of the Registrant

4.1*   Form of Stock Certificate

4.2*   Amended and Restated Investors Rights Agreement dated December 22, 2000 by and among the Registrant and certain holders of the Registrant’s capital stock.

10.1† Contract Manufacturing Agreement dated August 1, 2001 between Seattle Genetics, Inc. and ICOS Corporation.

10.2   Seattle Genetics, Inc. 2001 Executive Performance Plan

* Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

†        Confidential treatment requested.