Form 10-K405
period 2001-12-31
SEATTLE GENETICS INC /WA
filed 2002-03-29
CIK 1060736

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-32405

Seattle Genetics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-1874389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21823 30th Drive SE
Bothell, Washington 98021
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (425) 527-4000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $57,537,830 as of March 15, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        There were 29,917,812 shares of the registrant's Common Stock issued and outstanding as of March 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 15, 2002.

SEATTLE GENETICS, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

PART I

Item 1. Business.

Overview

        Seattle Genetics discovers and develops monoclonal antibody-based drugs to treat cancer and related diseases. We have four monoclonal antibody-based technologies: genetically engineered monoclonal antibodies; monoclonal antibody-drug conjugates (ADCs); single-chain immunotoxins; and antibody-directed enzyme prodrug therapy (ADEPT). Our technologies enable us to develop monoclonal antibodies that can kill cells on their own as well as those that require an increase in potency to destroy cancer cells. Using our expertise in cancer and monoclonal antibody technologies, we have constructed a diverse portfolio of product candidates targeted to many human tumors. Our technologies also provide us with an opportunity to partner with other companies that are developing monoclonal antibodies.

        Our three most advanced product candidates, SGN-15, SGN-10, and SGN-30, are being tested in clinical trials. SGN-15 is an ADC that binds to cancer cells and kills them by delivering the drug doxorubicin inside the cell. We are currently testing SGN-15 in four phase II clinical trials in combination with the chemotherapeutic drug Taxotere®. These trials include patients with breast, colon, prostate or lung cancer. We have found that the combination of SGN-15 and Taxotere is well tolerated in these patients and can induce objective antitumor responses. Aventis, the manufacturer and marketer of Taxotere, is co-funding two of the SGN-15 clinical trials. We plan to enter SGN-15 into its fifth phase II trial later in 2002. This trial will focus on ovarian cancer and utilize SGN-15 in combination with Gemzar®, a chemotherapeutic drug. SGN-10 is a single-chain immunotoxin that binds to cancer cells and kills them by delivering a protein toxin inside the cell. We are testing SGN-10 in two phase I clinical trials, one as a single agent and the other in combination with Taxotere, which Aventis is co-funding. Our most recent product candidate to enter clinical trials is the genetically engineered monoclonal antibody SGN-30. This phase I single agent study includes patients with hematologic malignancies such as Hodgkin's disease and anaplastic large cell lymphoma.

        We also have four product candidates in preclinical development for the treatment of patients with solid tumors, melanoma or hematologic malignancies, SGN-14, SGN-17/19, novel BR96-ADC and novel AC10-ADC. SGN-14 is our anti-CD40 monoclonal antibody that we have licensed to Genentech. It is a humanized monoclonal antibody designated by Genentech as PRO64553 and is being developed to treat patients with hematologic malignancies and other CD40 expressing cancers. SGN-17/19, which utilizes our ADEPT technology, is being developed for the treatment of patients with melanoma through a collaboration with Genencor International. We are also developing two additional product candidates that utilize our high-potency ADC technology, novel BR96-ADC and novel AC10-ADC. This next generation technology utilizes proprietary, stable linker systems that can significantly reduce the toxic side effects caused by the systemic release of drug associated with less stable linker technology. We have also developed synthetic, highly-potent, cell-killing drugs including Auristatin E, which are readily scaleable.

Monoclonal Antibodies for Cancer Therapy

        Cancer is the second leading cause of death in the United States, resulting in over 555,000 deaths annually. The National Cancer Institute reports that more than eight million people in the United States have cancer and that one in three Americans will develop cancer in their lifetime. The American Cancer Society estimates that over 1.2 million new cases of cancer will be diagnosed in 2002 in the United States.

        Monoclonal antibodies have been tested for many years as cancer therapeutics. Some monoclonal antibodies have significant antitumor activity as a single agent. However, many are not potent enough to represent effective therapeutic agents on their own. Based on this limitation, additional approaches to using monoclonal antibodies as cancer therapies have emerged. First, monoclonal antibodies that are administered in combination with chemotherapy achieve antitumor activity that is often greater than when either therapy is administered alone. Second, monoclonal antibodies that are directly linked to cell-killing payloads such as drugs, toxins, or radionuclides can more effectively kill cancer cells than monoclonal antibodies alone.

        There are a growing number of monoclonal antibodies that have been approved for the treatment of cancer. These include three genetically engineered monoclonal antibodies (Rituxan®, Herceptin®, and Campath®), a radionuclide-conjugated monoclonal antibody (Zevalin®), and an antibody-drug conjugate (Mylotarg®).. Additionally, there are many monoclonal antibodies in preclinical development and clinical trials that are likely to increase the number of monoclonal antibody-based commercial products in the future.

Our Monoclonal Antibody Technologies

        We focus on developing monoclonal antibody-based therapeutics for the treatment of patients with cancer and related diseases. Four distinct but related technologies form our core business and provide for the discovery and development of an array of unique monoclonal antibody-based anti-cancer therapeutics. These technologies also allow us to enhance the efficacy and potency of monoclonal antibodies owned by other biotechnology or pharmaceutical companies. Our four technologies are:

  •
  genetically engineered monoclonal antibodies;

  •
  monoclonal antibody-drug conjugates, or ADCs;

  •
  single-chain immunotoxins; and

  •
  antibody-directed enzyme prodrug therapy, or ADEPT.

        Genetically Engineered Monoclonal Antibodies.    Our monoclonal antibodies have been genetically modified to minimize non-human sequences thereby lowering immune response and extending the duration for their use in therapy. These monoclonal antibodies can be effective in treating either hematologic malignancies or solid tumors as single agents and/or in combination with chemotherapy. Our leading monoclonal antibody, SGN-30, that induces cell-killing on its own, has recently entered phase I clinical trials in patients with CD30-expressing hematologic malignancies such as Hodgkin's disease and anaplastic large cell lymphoma. A monoclonal antibody that is targeted to CD40 is also expected to enter clinical trials in late 2002. This monoclonal antibody, PRO64553 (formerly SGN-14), is being developed by Genentech as part of a license agreement. We have several additional monoclonal antibodies that are being evaluated in the preclinical setting that could be considered for future development.

        Monoclonal Antibody-Drug Conjugates, or ADCs.    ADCs are monoclonal antibodies that are linked to potent cell-killing drugs. We utilize monoclonal antibodies that internalize upon binding to their cell-surface receptor. The environment inside the cell causes the cell-killing drug to be released from the monoclonal antibody, allowing it to have the desired effect. Until released, the cell-killing drug is inactive, thereby sparing normal cells. Our ADC program can be applied to genetically engineered monoclonal antibodies that are chimeric, humanized or fully human and that bind strongly to and enter cancer cells and not most normal cells. An important component of ADCs are the conditional linkers that hold and then release the drugs from the monoclonal antibodies. We have a variety of stable linkers including enzyme-cleavable linkers that are highly stable in the bloodstream and represent an advancement over current technology. Our highly potent cell-killing drugs, such as Auristatin E, are synthetically produced and readily scaleable. Because Auristatin E is synthetic, the drug and linker can be prepared simultaneously as a drug-linker system, dramatically simplifying the manufacturing process versus natural product drugs that are more difficult to produce.

        SGN-15, which we are testing in four phase II clinical trials in combination with Taxotere to treat patients with breast, colon, prostate or lung cancer, is an ADC that is composed of the cytotoxic drug doxorubicin directly linked to the chimeric BR96 monoclonal antibody. SGN-15 binds to a carbohydrate antigen that is found in high density on solid tumors. Later in 2002, we expect to commence a clinical trial in ovarian cancer, which would represent our fifth indication tested for SGN-15. We also have two high-potency ADCs presently undergoing preclinical development. Both of these ADCs utilize Auristatin E as the drug component and our stable enzyme-cleavable linker system to attach the drug to the monoclonal antibody.

        Single-Chain Immunotoxins.    Our single-chain immunotoxins are comprised of the receptor binding portions of monoclonal antibodies that internalize and are genetically fused with toxin components that kill cells by blocking protein production. Single-chain immunotoxins are relatively simple and inexpensive to manufacture through bacterial fermentation. SGN-10, our leading single-chain immunotoxin, utilizes the cloned variable regions of the BR96 monoclonal antibody and a genetically modified form of Pseudomonas exotoxin A. SGN-10 is being evaluated in two phase I clinical trials, as a single-agent and in combination with Taxotere, in patients with breast, colon, pancreatic, ovarian or prostate cancers.

        Antibody-Directed Enzyme Prodrug Therapy, or ADEPT.    ADEPT represents a novel approach to minimize drug exposure to normal tissues by using a monoclonal antibody fused to an enzyme. This approach involves the combination of two non-toxic agents to achieve potent antitumor activity specifically within tumor tissue. With ADEPT technology, we utilize non-internalizing monoclonal antibodies that remain bound to the cell surface, as distinguished from our ADC or single-chain immunotoxin technologies. ADEPT administration is a two step process. In the first step, a protein containing the cloned variable regions of a monoclonal antibody genetically fused to an enzyme is administered and accumulates on solid tumor masses. In the second step, inactive forms of anti-cancer drugs (termed prodrugs) are administered and subsequently are converted into potent cell-killing drugs that can penetrate into tumor tissue and induce antitumor responses. This allows for higher drug concentrations to be achieved within tumors relative to normal tissue. Our lead product candidate, SGN-17/19, is in development for patients with metastatic melanoma. SGN-17/19 is composed of two agents, SGN-17, a fusion protein containing antibody and enzyme components and SGN-19, a prodrug form of the active cell-killing compound melphalan. Our ADEPT technology and SGN-17/19 is being developed in partnership with Genencor International.

Our Strategy

        Our primary objective is to use our expertise in monoclonal antibodies and our novel technologies to develop our product pipeline and discover new product candidates for the treatment of cancer and related diseases. A secondary objective is to license our technology to other biotechnology and pharmaceutical companies that are developing monoclonal antibodies. Our strategy includes initiatives to:

          Continue to Identify and Develop Novel Monoclonal Antibodies.    We have focused on the research and development of monoclonal antibodies since our inception and have successfully identified and obtained patent rights for several novel monoclonal antibodies with potential therapeutic applications. We have expanded our internal efforts in novel antigen discovery to identify antigens that can be used to generate new monoclonal antibodies. We are also collaborating with Medarex to produce novel fully human monoclonal antibodies to certain cancer targets.

          Use Our Technologies to Increase the Potency of Monoclonal Antibody Therapeutics.    Our expertise and intellectual property rights can be used to make monoclonal antibodies into product candidates by improving their potency and efficacy. Using our high-potency ADC technology and tumor-reactive monoclonal antibodies, we have and are continuing to develop novel anti-cancer agents. Most prominently, ADCs composed of either monoclonal antibody BR96 or AC10 have been linked via a stable, enzymatically cleavable linker to the highly potent cytotoxic agent Auristatin E. Both BR96 and AC10-ADC forms have been found to be specifically potent to their respective tumor targets and to induce complete regressions of human tumors in animal models.

        As one of the leading companies developing ADC technology, we have opportunities to license this technology to other biotechnology and pharmaceutical companies developing monoclonal antibodies in exchange for up front payments, milestones on development, and royalties on sales. We have entered into two collaboration agreements of this type, the first with Eos Biotechnology and recently with Celltech Group, to provide them with access to our ADC technology for use with multiple monoclonal antibodies. We are in discussions from time to time about possible alliances regarding our ADC technology and we expect to enter into additional alliances in this area in 2002. It is our policy not to announce these alliances until they are definitive.

        We are also enhancing the potency and efficacy of monoclonal antibody-based therapeutics through the use of our ADEPT technology. Our lead ADEPT-based product candidate, SGN-17/19, is being developed for the treatment of metastatic melanoma. In January 2002, we entered into a collaboration agreement with Genencor International to jointly discover and develop cancer therapeutics based on tumor-targeted enzymes that activate prodrugs.

        Develop a Broad Portfolio of Products.    Our product candidates encompass multiple mechanisms of action and target a variety of cancer types. We have monoclonal antibodies, such as SGN-30 and PRO64553 (formerly SGN-14), which deliver a signal and have potent antitumor activity on their own. Monoclonal antibody SGN-30 recently entered clinical testing in Hodgkin's disease, anaplastic large cell lymphoma, and other hematologic malignancies, representing our third product candidate in clinical trials. We expect a fourth product candidate targeted to hematologic malignancies, including non-Hodgkin's lymphoma and multiple myeloma, PRO64553 (formerly SGN-14), to enter clinical trials in late 2002. We are developing several ADCs including our phase II product candidate SGN-15. In 2001, we initiated a phase II clinical trial in non-small cell lung cancer and in 2002 we are planning to launch a clinical trial in ovarian cancer using SGN-15. These trials represent our fourth and fifth cancer indications under clinical testing using SGN-15. We have a single-chain immunotoxin (SGN-10) in phase I clinical trials and a lead ADEPT product candidate (SGN-17/19) in our development pipeline. We also have two novel ADCs that are presently in preclinical development.

        Acquire Attractive Product Candidates.    In addition to our own development efforts, we will continue to identify products and technologies to in-license. We have successfully in-licensed monoclonal antibodies from academic groups as well as from other companies. In July 2001, we obtained an option to license certain monoclonal antibodies that target cancer and immunologic disease from CLB-Research and Development, located in the Netherlands. In October 2001, we entered into an option to license certain cell-killing drugs from Proacta Therapeutics, based in New Zealand. In March 2002, we entered into an option to license a series of monoclonal antibodies with anti-cancer specificity from Mabtech AB, based in Sweden. While we expect that new product candidates will arise from our internal research programs, we will continue to seek in-licensing opportunities to build our product candidate pipeline.

        Establish Strategic Collaborations.    We intend to enter into corporate collaborations at various stages in the research and development process. Many different types of strategic collaborations could occur depending on the specific attributes of partners that we select. Preferred partners are likely to have expertise in key areas that will accelerate our ability to commercialize our products. These areas include regulatory, clinical, manufacturing, marketing, sales and distribution. Additionally, strategic collaborations can substantially enhance our cash position through up front payments, milestones, and royalties or profit-sharing relationships on sales. When establishing strategic collaborations, we intend to retain significant product rights. Presently, we have strategic relationships with Genentech encompassing our anti-CD40 antibody program and Genencor International that includes our ADEPT technology.

Our Clinical and Preclinical Development Programs

        We currently have three product candidates in clinical development, SGN-15 in multiple phase II trials, SGN-10 in multiple phase I trials, and SGN-30 which recently entered phase I. We also have four product candidates in preclinical development, PRO64553 (formerly SGN-14), SGN-17/19, a high-potency BR96-based ADC and a high-potency AC10-based ADC. We are also actively engaged in research and discovery of new monoclonal antibodies, antigen targets, linker systems, high-potency drugs and enzymes that can be incorporated into our development portfolio.

        The following table summarizes the status of our product candidates currently in clinical trials:

Product Candidate	Technology	Disease/ Indication	Development Stage	Specifics	Key Relationships
SGN-15	Monoclonal antibody-drug conjugate	Breast	Phase II	In combination with Taxotere	Co-funded by Aventis*
		Colon	Phase II	In combination with Taxotere	Co-funded by Aventis*
		Prostate	Phase II	In combination with Taxotere	—
		Lung	Phase II	In combination with Taxotere	—
		Ovarian	Phase I/II planned	In combination with Gemzar	—
SGN-10	Single-chain immunotoxin	Breast, lung, colon, pancreas, prostate and ovarian	Phase I	Single agent	—
		Breast, lung, colon, pancreas, prostate and ovarian	Phase I	In combination with Taxotere	Co-funded by Aventis*
SGN-30	Genetically engineered monoclonal antibody	Hematologic malignancies	Phase I	Single agent	—

*
Aventis, the manufacturer of Taxotere, is co-funding certain clinical trials and has no rights to SGN-15 or SGN-10.

        In addition, we have the following product candidates currently in preclinical development:

Product Candidate	Technology	Disease/ Indication	Development Stage	Target	Key Relationships
PRO64553 (formerly SGN-14)	Monoclonal antibody	Hematologic malignancies and other types of cancer	Preclinical	CD40	Genentech
SGN-17/19	ADEPT	Melanoma	Preclinical	p97	Genencor International
Novel BR96-ADC	Monoclonal antibody-drug conjugate	Carcinomas	Preclinical	Lewis[y]	—
Novel AC10-ADC	Monoclonal antibody-drug conjugate	Hematologic malignancies	Preclinical	CD30	—

Our Product Candidates

SGN-15

        SGN-15 is our lead ADC currently in phase II clinical trials for treating breast, colon, prostate and lung cancers. In 2002, we expect to commence a clinical trial for ovarian cancer, which will be our fifth indication for SGN-15. SGN-15 is a monoclonal antibody-drug conjugate composed of a chimeric monoclonal antibody (cBR96), chemically linked to the cell-killing drug doxorubicin. BR96 binds to a Lewisy-related carbohydrate antigen that is highly expressed on many cancer cells, including those of the breast, lung, pancreas, ovary and prostate as well as on some normal cells in the gastrointestinal tract. SGN-15 works by binding to the cell and upon internalization, its payload of doxorubicin is released.

        Development Status and Clinical Data.    In September 1999, we initiated a phase I/II trial to study SGN-15 in combination with Taxotere in patients with breast or colon cancer. SGN-15 targets the Lewisy-related antigen that is expressed on a high percentage of tumor tissue from patients with carcinoma including breast, colon, prostate, lung and ovarian. The rationale for the trial was based on our pre-clinical data showing enhanced antitumor efficacy of SGN-15 in combination with the taxane class of chemotherapeutic agent, and their non-overlapping toxicity profiles. We enrolled patients with breast cancer that had already failed previous chemotherapy, which may have included taxane therapy. We also enrolled colon cancer patients that failed frontline therapy and had little or no alternatives for treatment. In September 2000, we completed the phase I component of the phase I/II SGN-15 trial and established a dose of SGN-15 that was well-tolerated in combination with Taxotere given at its normal dose on a weekly schedule. We safely treated 16 patients, observed antitumor responses, and initiated separate phase II trials in breast and colon cancer in October 2000.

        Our development strategy is initially focused on designing trials for second-line therapy, for use after front-line therapies have failed. This approach is intended to accelerate the development pathway as rapidly as possible toward regulatory approval.

        An estimated 205,000 people will be diagnosed with breast cancer in 2002 and 40,000 people will die from the disease in the United States. Our ongoing phase II breast cancer study is being conducted at the University of Alabama Birmingham, Georgia Cancer Specialists in Atlanta, GA, the Lombardi Cancer Center at Georgetown University Medical Center in Washington, D.C., at The University of Chicago, Florida Cancer Specialists in Ft. Meyers, FL, Sharp Healthcare in San Diego, CA, and Northside Hospital in Atlanta, GA.

        In the United States, colorectal cancers are the third most common types of cancer in terms of new cases and deaths in both men and women. The American Cancer Society estimates that over 148,000 new cases will be diagnosed and more than 56,000 people will die from colorectal cancers in 2002.

        Our colon cancer study was designed to accrue patients in two stages, the first of which has completed accrual. The trial is being conducted at the University of Alabama Birmingham, Georgia Cancer Specialists in Atlanta, GA, and the Lombardi Cancer Center at Georgetown University Medical Center in Washington, D.C.

        According to estimates by the American Cancer Society, prostate cancer is the second leading cause of cancer-related death in men. An estimated 189,000 men will be diagnosed with prostate cancer in 2002 and over 30,000 will die from the disease in the United States.

        In November 2000, we initiated a phase II trial in patients with hormone-refractory prostate cancer with the combination of SGN-15 and Taxotere. In preclinical prostate cancer models, we observed synergistic antitumor effects using the combination of SGN-15 and taxanes. Patients entering the trial are randomly assigned to one of two equal-sized groups. One group of patients will receive treatment with the combination of SGN-15 and Taxotere, and the other group will receive Taxotere alone. The lead site for our prostate cancer trial is Arizona Cancer Center in Tucson. The trial is designed to evaluate the antitumor activity of the combination therapy. This includes measurements of tumor size, serum prostate-specific antigen (PSA) level and quality of life.

        In August 2001, we initiated a fourth phase II trial investigating the combination of SGN-15 and Taxotere as second-line therapy for patients with non-small cell lung cancer, which represents approximately 80% of all lung cancers. Response rates from approved front-line therapies in these patients are modest and no therapy is curative. In this randomized trial, we plan to treat two-thirds of enrolled patients with the combination of SGN-15 and Taxotere and compare the data with one-third of the patients that are treated with Taxotere alone. Taxotere is commercially approved for second-line therapy of lung cancer patients although the objective response rate was found to be less than 10 percent.

        In 2002, we plan to launch our fifth phase II trial using SGN-15. This trial will be a combination study with Gemzar (gemcitabine) in recurrent or refractory ovarian cancer.

SGN-10

        SGN-10 is our single-chain immunotoxin that is in development for treating multiple types of carcinoma including breast, colon, lung, pancreatic, ovarian and prostate cancers. SGN-10 is engineered to redirect the potent cell-killing activity of a protein toxin called Pseudomonas exotoxin A from its normal target to cancer cells by genetically deleting its natural binding ability and replacing it with the binding capability of our cancer-targeting BR96 monoclonal antibody. BR96 binds to a Lewisy-related carbohydrate molecule that is expressed at high levels on many cancer cells, including those of the breast, lung, colon, pancreas, ovary and prostate and on some normal cells in the gastrointestinal tract.

        Development Status and Clinical Data.    Our single agent phase I clinical trial in patients with advanced stage solid tumorsis being conducted at the University of Alabama at Birmingham, the Fox Chase Cancer Center in Philadelphia, Pennsylvania and the University of Chicago Cancer Center. Our development strategy for SGN-10 as a single-agent is to identify appropriate disease targets and conduct disease specific phase II trials. Because we have observed that the majority of patients receiving SGN-10 develop an immune response three weeks after treatment has begun, which could limit the number of effective doses they can receive, we are investigating strategies to reduce the immune response towards SGN-10. These include pre-treating patients with agents that suppress the immune system prior to treating with SGN-10.

        In July 2000, we initiated a second phase I trial of SGN-10 in combination with Taxotere to determine the optimal combination dose in patients with advanced stage solid tumors. Our strategy for this trial is to identify a safe combination dose of SGN-10 and Taxotere to utilize in phase II and other advanced trials. The trial is being conducted at Georgetown University Medical School in Washington, D.C.

SGN-30

        SGN-30 is a monoclonal antibody that targets the cell surface receptor CD30 that is expressed on many hematologic malignancies including Hodgkin's disease, certain leukemias and lymphomas, and in certain immunologic disease indications. SGN-30 is a genetically engineered monoclonal antibody that induces direct anti-cancer activity on its own. Preclinical experiments showed that SGN-30 has potent antitumor activity in animal models of human hematologic disease. Toxicologic analysis in non-human primates showed that SGN-30 is well-tolerated at doses that were greater than 25-times those required to generate antitumor activity in preclinical models of human cancer.

        Development Status and Clinical Data.    In 2001, we completed the manufacturing of sufficient quantities of SGN-30 for use in phase I and phase II clinical trials and we filed an Investigational New Drug (IND) application with the U.S. FDA in February 2002. In March 2002, we initiated the first phase I study using SGN-30 in patients suffering from CD30-expressing hematologic malignancies. The study is being conducted at the Siteman Cancer Center of Washington University in St. Louis, MO, the MD Anderson Cancer Center in Houston, TX and the Norris Cancer Center at the University of Southern California in Los Angeles, CA.

Our Preclinical Development Program

PRO64553 (formerly SGN-14)

        We are collaborating with Genentech to develop a humanized monoclonal antibody that targets CD40. CD40 is a cell surface receptor that is expressed on a variety of hematologic malignancies such as multiple myeloma, non-Hodgkin's lymphoma and leukemias, certain solid tumors, and Kaposi's sarcoma. PRO64553 induces direct antitumor activity in multiple models of human cancer at doses that are well-tolerated in toxicology experiments. In January 2002, we announced that PRO64553 had entered the Genentech clinical development portfolio and we are expecting an IND application to be filed and the subsequent phase I study to be initiated later in 2002.

SGN-17/19

        SGN-17/19 is based on our ADEPT technology and is being developed for the treatment of melanoma. SGN-17 is a fusion-protein containing monoclonal antibody and enzyme components that incorporates the binding site of the monoclonal antibody, L49, and a specific form of the enzyme b-lactamase. L49 binds to the p97 cell surface molecule, which is non-internalizing and expressed at high density on melanoma. The p97 cell surface molecule is also expressed on many ovarian, breast and lung carcinomas, although at a lower level. The prodrug, SGN-19, is a form of the chemotherapeutic drug melphalan that has been inactivated through the addition of a chemical group that can be removed by the enzyme b-lactamase. When SGN-17 is injected systemically, it accumulates on the tumor tissue and remains bound at the cell surface. SGN-19 is then administered systemically and converted to melphalan in the tumor tissue by the enzyme b-lactamase bound to the surface of cancer cells, resulting in localized release of melphalan. Through genetic engineering efforts in 2001 and early in 2002, there have been considerable recent advances in the production of the SGN-17 component. We have also made considerable improvements to the chemical synthesis of SGN-19 throughout the last year.

        In January 2002, we entered into a collaboration agreement with Genencor International, Inc. to jointly discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. The collaboration will utilize our ADEPT technology along with Genencor's targeted enzyme prodrug therapy (TEPT) platform, their epitope mapping (i-mune™) technology, and their protein engineering and expression capabilities.

Novel BR96-ADC

        Utilizing the BR96 monoclonal antibody and our high-potency ADC technology, we have identified novel anti-cancer agents targeted to solid tumors expressing the Lewisy-related carbohydrate antigen. Our lead BR96-ADC contains our stable, enzymatically cleavable linker and the highly potent cytotoxic agent Auristatin E. This agent has been found to induce complete regressions of human tumors such as non-small cell lung cancer in animal models at doses that are relatively modest. We expect the lead high-potency BR96-ADC to enter our development pipeline in 2002. Activities relating to scale-up manufacturing of the monoclonal antibody and drug-linker components of the ADC are in process.

Novel AC10-ADC

        Utilizing the AC10 monoclonal antibody and our high-potency ADC technology, we have identified novel anti-cancer agents targeted to hematologic malignancies and certain immunologic diseases expressing CD30. Our lead AC10-ADC form contains our stable, enzymatically cleavable linker and the highly potent cytotoxic agent Auristatin E. This agent has been found to induce complete regressions of human tumors such as anaplastic large cell lymphoma and Hodgkin's disease in animal models at low doses. We expect the lead high-potency AC10-ADC to enter the development pipeline in late 2002.

Activities relating to scale-up manufacturing of the AC10 monoclonal antibody and drug-linker components of the ADC have been initiated.

        CD30 is expressed on activated T and B cells but is absent on these cells when in resting state. This restricted expression profile enables us to consider therapies targeted to CD30 for use in immunologic disease such as lupus, scleroderma and multiple sclerosis. High-potency AC10-ADC forms may be used to develop a therapeutic strategy in which activated immune cells, that are contributing to the poor prognosis in patients with these immunologic diseases, are eliminated. Preclinical research in this area is ongoing internally and with outside collaborators.

Corporate Collaborations

        Part of our business strategy is to establish corporate collaborations with biotechnology and pharmaceutical companies. We plan to collaborate with others, both for the development and commercialization of our own product candidates and for the potential improvement of collaborators' monoclonal antibodies using our technologies. Through our corporate collaborations, we seek to fund portions of our research and development expenses. We also seek to retain significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales.

        Our principal corporate collaborations are listed below.

        Bristol-Myers Squibb.    We obtained the rights to some of our technologies and product candidates through a license agreement with Bristol-Myers Squibb, portions of which are exclusive. Through this license, we secured rights to certain monoclonal antibody-based cancer targeting technologies, which included rights to 26 different patents, eight monoclonal antibodies, chemical linkers, a ribosome-inactivating protein and enabling technologies. Under this license agreement, we received cGMP produced and vialed material for two different monoclonal antibody-based therapeutic agents, SGN-15 and SGN-10, which are presently in clinical trials. Under the terms of the license agreement, we are required to pay royalties on net sales of future products incorporating the licensed technology. Our obligation to pay royalties terminates product-by-product upon the later of ten years after first commercial sale or the last to expire of the licensed patents. The agreement is also subject to earlier termination upon breach of any material obligations by the other party.

        Mabtech AB.    In June 1998, we obtained exclusive worldwide rights to a monoclonal antibody that recognizes CD40 from Mabtech AB, located in Sweden. Under the terms of our license with Mabtech, we are required to make a milestone payment and pay royalties on net sales of products incorporating technology licensed from Mabtech.

        In March 2002, we entered into an additional agreement with Mabtech to obtain an option to license certain monoclonal antibodies that target various cancers. The option provides us with development, manufacturing and worldwide commercialization rights to therapeutic products derived from these antibodies.

        Genentech.    In June 1999, we licensed our anti-CD40 antibody program to Genentech, some of which is on an exclusive basis. The agreement includes SGN-14, which Genentech has designated PRO64553. In January 2002, we announced that PRO64553 has entered Genentech's clinical development portfolio for the treatment of patients with hematologic malignancies or other types of cancer. Our agreement with Genentech includes joint oversight of development. The business terms of this agreement include $4.0 million in equity purchases in Seattle Genetics and $41.0 million in potential milestone payments on the first product developed. The agreement also provides for milestone payments of up to $20.0 million and future royalties on net sales of each additional product incorporating our technology. Genentech's obligation to pay royalties terminates on a product-by-product basis upon the later of a specified number of years after first commercial sale or the last to expire of the licensed patents. Genentech may also terminate the agreement at any time upon 90 days notice or by either party upon breach of any material obligations. As part of this agreement, we sold Genentech 680,272 shares of Series B convertible preferred stock in December 1999 and 285,714 shares of common stock at our initial public offering in March 2001.

        University of Miami.    In September 1999, we entered into an exclusive license agreement with the University of Miami, Florida, covering an anti-CD30 monoclonal antibody that is the basis for two new product candidates targeted to hematologic malignancies and immunologic disease. Under the terms of our license with the University of Miami, we made an up front payment and are required to make milestone payments, certain annual maintenance fee payments and pay royalties on net sales of products incorporating technology licensed from the University of Miami for a period of ten years after the first commercial sale of a product.

        Arizona State University.    In February 2000, we entered into a license agreement with the Arizona State University covering the cell-killing agent Auristatin E. We intend to use Auristatin E as a component of new ADCs. Under the terms of our license with Arizona State University, we are required to make milestone payments, annual maintenance fee payments and pay royalties on net sales of products incorporating technology licensed from Arizona State University until the last to expire of the licensed patents on a country-by-country basis.

        Aventis Pharmaceuticals.    Aventis co-funds three different clinical trials using two of our product candidates, SGN-15 and SGN-10. As a part of our SGN-15 program, which is being tested clinically in combination with the chemotherapeutic agent Taxotere, Aventis is funding 50% of the clinical trial costs directly to the clinical sites. The SGN-15 trials that are part of the Aventis co-funding agreement include a phase I/II trial in breast or colon cancer patients for which the phase I was completed in September 2000 and two separate phase II trials in breast and colon cancers that were initiated in October 2000. As part of our SGN-10 program, Aventis is co-funding a phase I trial in patients including those with breast, colon, lung, prostate, ovarian or pancreatic cancer. SGN-10 is being tested in combination with Taxotere to determine the appropriate dose and disease indication for later stage clinical testing. Aventis is funding 50% of the clinical trial costs directly to the clinical sites. Aventis has no rights or options to SGN-15 or SGN-10 under the co-funding arrangement.

        ICOS Corporation.    In October 2000, we entered into a license agreement with ICOS Corporation for non-exclusive rights to use the CHEF expression system, a DNA sequence we may use to manufacture SGN-30. Under the terms of our agreement with ICOS, we are required to make milestone payments and pay royalties on net sales of products manufactured using the CHEF expression system, which requirement terminates upon the last to expire of the licensed patents.

        Medarex.    In February 2001, we entered into a collaboration agreement with Medarex to produce fully human monoclonal antibodies to certain breast cancer and melanoma antigen targets identified by us over the next three years. Under the agreement, all development, manufacturing and clinical costs of jointly developed products and all net profits or net losses will be shared by Medarex and us. Each of us has the right to opt out of the joint development of any antigen target and receive instead certain milestone and royalty payments on net sales. The agreement terminates upon the later of one year after completion of the research activities or the date on which neither party is exploiting any jointly developed products. As part of this agreement, we sold Medarex $2.0 million or 285,714 shares of our common stock at our initial public offering in March 2001.

        In November 2001, we entered into an additional agreement with Medarex, which allows us to immunize Medarex mice and to generate antibodies. We have the rights to obtain a non-exclusive research license and /or exclusive commercial licenses with respect to an antibody developed from this program.

        Eos Biotechnology.    In June 2001, we entered into an agreement with Eos Biotechnology, Inc. to allow them to use our proprietary ADC technology with their monoclonal antibodies. Eos Biotechnology paid us an up front technology access fee, are paying service and reagent fees to us and may additionally make milestone payments and pay royalties on net sales of any resulting products. Eos Biotechnology will be responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this agreement.

        CLB-Research and Development.    In July 2001, we entered into an exclusive option and license agreement to license certain monoclonal antibodies that target cancer and immunological disease from CLB-Research and Development, located in the Netherlands. Under the terms of the agreement with CLB, we have exclusive access to selected antibodies for research and development purposes and an option for a worldwide exclusive license to the antibodies. The agreement provided for the payment of an up front fee for an option to license one or more compounds. Upon the exercise of the option we would be subject to license fees, progress-dependent milestone payments and royalties upon commercialization of the antibodies.

        Proacta Therapeutics.    In October 2001, we entered into an exclusive option and license agreement to license certain drugs from Proacta Therapeutics, based in New Zealand. The agreement provides us with exclusive access to a unique set of potent cell-killing drugs that directly target DNA. Under the terms of the agreement with Proacta, we have an option for the exclusive development, manufacturing and worldwide commercialization rights to any products utilizing the drugs. The agreement provided for the payment of an up front fee for an option to license one or more compounds. Upon the exercise of the option we would be subject to license fees, progress-dependent milestone payments and royalties upon commercialization of the drugs.

        Genencor International, Inc.    In January 2002, we formed a strategic alliance to jointly discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs with Genencor International, Inc. The agreement provides for us to receive specific fees and milestones and for Genencor to receive certain milestone payments. As a part of the agreement, we sold Genencor $3.0 million or 573,614 shares of our common stock in a private placement.

        Under the terms of the multi-year agreement, the companies will utilize our antibody-directed enzyme prodrug therapy (ADEPT) technology, the platform on which SGN-17/19, our lead product candidate for the treatment of metastatic melanoma, is based. In addition, the collaboration will employ Genencor's targeted enzyme prodrug therapy (TEPT) platform, the epitope mapping technology (the i-mune assay), and protein engineering and expression capabilities. There will be cost sharing between the two companies for products that enter development.

        In addition, for any monoclonal antibody or protein therapeutic developed in the collaboration, Genencor's i-mune assay technology, which allows for the prediction of amino acid sequences that are capable of causing adverse immune responses, may be utilized. Based on these predictions, specific sequences of ADEPT or TEPT-based product candidates can be modified resulting in therapeutic agents that may be administered over longer durations, thus possibly leading to enhanced efficacy in cancer patients.

        Celltech Group.    In March 2002, we entered into an agreement with Celltech to allow them to use our proprietary ADC technology with their monoclonal antibodies. Celltech has agreed to pay us an upfront technology access fee, service and reagent fees and may additionally make milestone payments and pay royalties on net sales of any resulting products. Celltech will be responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this agreement.

Patents and Proprietary Technology

        Our success will depend in large part on our and our licensors' abilities to: obtain patent and other proprietary protection for antigens, antibodies and targeted drug delivery systems; defend patents once obtained; preserve trade secrets; and operate without infringing the patents and proprietary rights of third parties. We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and certain other countries. As of December 31, 2001, we owned or held over 30 exclusive, partially exclusive or non-exclusive licenses to issued United States patents and 12 pending United States patent applications.

        These patents and patent applications are directed to certain monoclonal antibodies, product candidates, linker technologies, ADC technologies, immunotoxin technologies, ADEPT and enabling technologies. Although we believe our patents and patent applications provide us with a competitive advantage, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. We and our corporate collaborators or licensors may not be able to develop patentable products or processes. We and our corporate collaborators or licensors may not be able to obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us or our corporate collaborators.

        Our or our corporate collaborators' current patents, or patents that issue on pending applications, may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection to us.

        Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned, optioned by or licensed to us or our corporate collaborators. We cannot determine with certainty whether patents or patent applications of other parties may materially affect us or our corporate collaborators' ability to make, use or sell any products.

        We also rely on trade secrets and proprietary know-how, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions agreement before beginning their employment, consulting or advisory relationship with us. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also generally provide that we shall own all inventions conceived by the individual in the course of rendering services to us.

Government Regulation

        Our products are subject to extensive regulation by numerous governmental authorities, principally the FDA, as well as numerous state and foreign agencies. We need to obtain clearance of our potential products by the FDA before we can begin marketing the products in the United States. Similar approvals are also required in other countries.

        Product development and approval within this regulatory framework is uncertain, can take a number of years and requires the expenditure of substantial resources. The nature and extent of the governmental pre-market review process for our potential products will vary, depending on the regulatory categorization of particular products. We believe that the FDA and comparable regulatory bodies in other countries will regulate monoclonal antibody products and related pharmaceutical products as biologics. The necessary steps before a new biological product may be marketed in the

United States ordinarily include: preclinical laboratory and animal tests; submission to the FDA of an investigational new drug application which must become effective before clinical trials may commence; completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use; the submission to the FDA of a biologics license application; and FDA review and approval of the biologics license application prior to any commercial sale or shipment of the product.

        Clinical trials generally are conducted in three sequential phases that may overlap. In phase I, the initial introduction of the product into patients, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves trials in a limited patient population to: determine the efficacy of the potential product for specific, targeted indications; determine dosage tolerance and optimum dosage; and further identify possible adverse reactions and safety risks. Phase III trials are undertaken to evaluate further clinical efficacy in comparison to standard therapies, within a broader patient population, generally, at geographically dispersed clinical sites. Phase I, phase II or phase III testing may not be completed successfully within any specific period of time, if at all, with respect to any of our potential products. Furthermore, the FDA or an institutional review board or we may suspend a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

        The results of pharmaceutical development, preclinical trials and clinical trials are submitted to the FDA in the form of a biologics license application for approval of the manufacture, marketing and commercial shipment of the biological product. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a biologics license application if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-market testing and surveillance to monitor the safety or efficacy of the product. In addition, after marketing approval is granted, the FDA may require post-marketing clinical trials, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time.

Competition

        The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many third parties compete with us in developing therapies to treat a variety of cancers including hematologic malignancies, carcinomas and melanoma. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations.

        Many of these competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approval and marketing than we do. In addition, many of these competitors have become more active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs.

        We are aware of specific companies that have competitive technologies. These companies include Wyeth and Immunogen, both of which have ADC technology. Wyeth markets the ADC Mylotarg, for which they received approval in early 2000, for patients with acute myelogenous leukemia. While we are not developing lead agents for that specific disease, Wyeth may apply their technology to other monoclonal antibodies that may compete with our lead product candidates. Immunogen has certain

ADCs in development that compete with our lead agents in clinical trials and in preclinical development. Immunogen also has established partnerships with outside companies to allow them to utilize Immunogen's technology. These outside companies may compete with our lead agents in development. We believe that our technology in the ADC area, specifically our stable linkers and highly potent, synthetically accessible cell-killing drugs, compete favorably with the technologies that are in use at Wyeth and Immunogen.

        We expect that competition among products approved for sale will be based, among other things, on efficacy, reliability, product safety, price and patent position. Our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to: advance our technology platforms; license additional technology; maintain a proprietary position in our technologies and products; obtain required government and other public and private approvals on a timely basis; attract and retain key personnel; and enter into corporate partnerships.

Manufacturing

        We received clinical-grade SGN-15 and SGN-10 from Bristol-Myers Squibb for our previous and ongoing clinical trials. In 2001, we contracted with ICOS Corporation to develop cell lines expressing the SGN-30 product candidate and to manufacture preclinical and clinical supplies of SGN-30. We received clinical-grade SGN-30 from ICOS as part of this agreement. We also contracted with ICOS for the development and manufacture of BR96, the monoclonal antibody component of our most advanced product candidate, SGN-15. We believe that our contract manufacturing relationship with ICOS, together with the existing product we received from Bristol-Myers Squibb, will be sufficient to accommodate clinical trials through phase II and in some cases phase III of our current product candidates. However, we may need to obtain additional manufacturing arrangements, if available on commercially reasonable terms, or increase our own manufacturing capability to meet our future needs, both of which would require significant capital investment.

Employees

        As of December 31, 2001, we had 69 employees, 24 of whom hold degrees at the doctoral level. Of these employees, 54 are engaged in or directly support research, development and clinical activities and 15 are in administration and business development positions. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Item 2. Properties.

        Our headquarters are in Bothell, Washington, where we lease approximately 63,900 square feet under a lease expiring May 2010. We may renew the lease, at our option, for two consecutive seven-year periods. Approximately 48,000 of the space has been built out as laboratory, discovery, research and development and general administration space with the remaining space available for future expansion.

Item 3. Legal Proceedings.

        We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of securities holders during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock is traded on the Nasdaq National Market under the symbol SGEN.

        The following table sets forth the high and low sales prices for our common stock, as quoted on the Nasdaq National Market, for each quarter since our initial public offering on March 6, 2001.

Year 2001	High	Low
First Quarter (since March 6, 2001)	$9.41	$4.00
Second Quarter	$11.49	$4.75
Third Quarter	$7.52	$3.60
Fourth Quarter	$5.85	$3.55

        There were approximately 120 holders of record of our common stock as of March 15, 2002 and, according to our estimates, approximately 6,000 beneficial owners of our common stock.

        We have not paid any cash dividends on our common stock since our inception. We currently do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

        We completed our initial public offering of our common stock pursuant to our Registration Statement on Form S-1 under the Securities Act of 1933 (File No. 333-50266) on March 6, 2001. All 7,000,000 shares of common stock offered in the final prospectus were sold at a price per share of $7.00. The managing underwriters of our offering were JP Morgan, CIBC World Markets and Banc of America Securities LLC. The aggregate gross proceeds of the shares offered and sold were $49.0 million that resulted in net proceeds to Seattle Genetics of approximately $44.4 million after deducting underwriting discounts and commissions and other offering expenses of $4.6 million. From the effective date of the offering through December 31, 2001, Seattle Genetics has used approximately $18.0 million of the proceeds, including $750,000 for clinical trials, $5.4 million for contract manufacturing costs, $5.4 million for purchase of property and equipment and approximately $6.3 million for preclinical research and development activities and general corporate purposes. The remainder of the net proceeds from the offering are invested in a variety of high quality interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts.

        Concurrent with the closing of our initial public offering, we sold 285,714 shares of common stock to Medarex, Inc. in a private placement at the initial public offering price of $7.00 per share, which generated cash proceeds of $2.0 million. In addition, concurrent with the closing of the initial public offering, 17,387,072 shares of convertible preferred stock were converted to an equivalent number of shares of common stock.

        In January 2002, we formed a strategic alliance with Genencor International, Inc. to jointly discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. In conjunction with forming this strategic alliance, Genencor purchased approximately $3 million, or 573,614 shares of our common stock in a private placement pursuant to a purchase agreement entered into at the time of sale.

Item 6. Selected Financial Data.

        The following selected financial data should be read in conjunction with the financial statements and notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The selected Statements of Operations and Balance Sheet data for, and as of the years ended December 31, 1999, 2000 and 2001 have been derived from our audited financial statements appearing elsewhere in this Form 10-K. The selected Statements of Operations and Balance Sheet data for, and as of the year ended December 31, 1998 have been derived from our audited financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	1998	1999	2000	2001
	In thousands, except share data
Statements of Operations Data:
Revenues	$—	$1,000	$99	$274
Expenses:
Research and development(1)	1,331	2,469	4,947	15,400
General and administrative(1)	671	859	1,872	3,298
Non-cash stock-based compensation expense	347	726	3,138	5,175
Loss from operations	(2,349)	(3,054)	(9,858)	(23,599)
Investment income, net	243	236	2,020	2,907
Net loss	(2,106)	(2,818)	(7,838)	(20,692)
Preferred stock deemed dividend and accretion	(5)	(6)	(504)	(3)

Net loss attributable to common stockholders	$(2,111)	$(2,824)	$(8,342)	$(20,695)

Basic and diluted net loss per share	$(0.94)	$(1.03)	$(2.54)	$(0.86)

Weighted-average shares used in computing basic and diluted net loss per share	2,235,997	2,749,212	3,289,731	23,965,275

	December 31,
	1998	1999	2000	2001
	In thousands
Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$4,865	$30,363	$24,330	$54,375
Restricted investments	—	—	3,421	982
Working capital	4,800	32,796	24,558	41,153
Total assets	5,231	33,363	29,874	63,028
Mandatorily redeemable convertible preferred stock	6,912	37,036	37,556	—
Additional paid-in capital	852	1,716	14,798	98,484
Stockholders' equity (deficit)	(1,764)	(3,860)	(8,493)	60,671

(1)
Operating expenses exclude charges for non-cash stock-based compensation as follows:

	Years Ended December 31,
	1998	1999	2000	2001
	In thousands
Research and development	$73	$393	$973	$1,746
General and administrative	274	333	2,165	3,429

	$347	$726	$3,138	$5,175

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption "Important Factors That May Affect Our Business, Results of Operations and Our Stock Price" set forth at the end of this Item 7 and those contained from time-to-time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

        We focus on the discovery and development of monoclonal antibody-based drugs to treat cancer and related diseases. We have four monoclonal antibody-based technologies: genetically engineered monoclonal antibodies; monoclonal antibody-drug conjugates (ADCs); single-chain immunotoxins; and antibody-directed enzyme prodrug therapy (ADEPT). Our technologies enable us to develop monoclonal antibodies that can kill cells on their own as well as those that require an increase in potency to destroy cancer cells. Using our expertise in cancer and monoclonal antibody technologies, we have constructed a diverse portfolio of product candidates targeted to many human tumors. Our technologies also provide us with an opportunity to partner with other companies that are developing monoclonal antibodies.

        We have three monoclonal antibody-based product candidates in clinical trials, SGN-15, SGN-10 and SGN-30. SGN-15 and SGN-10 target a variety of cancers including breast, colon, prostate and lung. SGN-30 is being developed to treat patients with various hematologic malignancies. We also have four preclinical product candidates presently undergoing development for patients with solid tumors, melanoma or hematologic malignancies. These include PRO64553 (formerly SGN-14), which is being developed in an alliance with Genentech, Inc., SGN-17/19, which is being developed in collaboration with Genencor International, a novel BR96-ADC and a novel AC10-ADC. These last two product candidates utilize our high-potency ADC technology. This next generation technology utilizes proprietary stable linker systems that can significantly reduce the toxic side effects caused by the systemic release of drug associated with less stable linker technology. We have also developed synthetic, highly-potent, cell-killing drugs including Auristatin E, which are readily scaleable for commercial development.

        Since our inception, we have incurred substantial losses and as of December 31, 2001, we had an accumulated deficit of $33.5 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody-based technologies, clinical trial costs of SGN-15 and SGN-10, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our initial public offering in March 2001. Operating expenses increased to $23.9 million in 2001 from $10.0 million in 2000 and $4.1 million in 1999. We expect that our losses will increase for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

        In June 2001, we entered into an agreement with Eos Biotechnology, Inc. to provide them with access to our proprietary ADC technology for use with their monoclonal antibodies. Eos Biotechnology paid us an up front technology access fee, are paying service and reagent fees to us and may additionally make milestone payments and pay royalties on net sales of any resulting products. Eos Biotechnology will be responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this agreement.

        In July 2001, we entered into an exclusive option and license agreement to secure the rights to certain monoclonal antibodies that target cancer and immunological disease from CLB-Research and Development, located in the Netherlands. Under the terms of the agreement with CLB, we have exclusive access to selected antibodies for research and development purposes and an option for a worldwide exclusive license to commercialize therapeutic products derived from the antibodies. The agreement provided for the payment of an up front fee for an exclusive option to license one or more compounds. Upon the exercise of the option we would be subject to license fees, progress-dependent milestone payments and royalties upon commercialization of the antibodies.

        In August 2001, we entered into an agreement with ICOS Corporation for the development and manufacture of monoclonal antibody BR96, the monoclonal antibody used in our product candidate SGN-15. Under the terms of the agreement, ICOS will perform process development, scale-up and current Good Manufacturing Practices (cGMP) manufacturing. SGN-15 is presently being tested in phase II trials for the treatment of breast, colon, prostate and lung cancers.

        In September 2001, we were awarded a research grant by the National Institutes of Health (NIH) to support our development of monoclonal antibody-drug conjugates for the treatment of cancer. The grant was awarded under Phase I of the Small Business Innovation Research (SBIR) Program of the NIH. The grant will support ADC research.

        In October 2001, we entered into an exclusive option and license agreement to license certain drugs from Proacta Therapeutics, based in New Zealand. The agreement provides us with exclusive access to a unique set of potent cell-killing drugs that directly target DNA. Under the terms of the agreement with Proacta, we have an exclusive option for the development, manufacturing and worldwide commercialization rights to any products utilizing the licensed drugs. The agreement provided for the payment of an up front fee for an option to license one or more compounds. Upon the exercise of the option we would be subject to license fees, progress-dependent milestone payments and royalties upon commercialization of the drugs.

        We do not currently have any commercial products for sale. To date, our revenue has been derived principally from our collaboration and license agreements and Small Business Innovative Research grants. In the future, we believe our revenues will consist of milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements, royalties from collaborations with current and future strategic partners and commercial product sales. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, our results of operations may vary substantially from year-to-year and quarter-to-quarter. We believe that period-to-period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

Results of Operations

Years Ended December 31, 2001 and 2000

        Revenues.    Revenues increased 178% to $274,000 in 2001 from $99,000 in 2000. In 2001, revenues were derived from collaborative research agreements, including service and reagent fees and the earned portion of technology access fees and from a Small Business Innovative Research grant. In 2000, revenues were derived exclusively from a Small Business Innovative Research grant.

        Research and development expenses.    Research and development expenses, excluding non-cash stock-based compensation expenses, increased 211% to $15.4 million in 2001 from $4.9 million in 2000. This increase was principally due to contract manufacturing expenses of approximately $5.8 million, increases in rent and occupancy costs related to our new headquarters and operations facility of approximately $1.7 million, increases in personnel expenses of $1.7 million and clinical trial costs of approximately $534,000. The number of research and development personnel increased to 54 at December 31, 2001 from 35 at December 31, 2000. We anticipate that research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities and incur the annualized costs related to our new headquarters and operations facility.

        General and administrative expenses.    General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 76% to $3.3 million in 2001 from $1.9 million in 2000. This increase was primarily due to additional administrative personnel and other increases attributable to being a public company, including costs related to investor relations programs and directors' and officers' insurance. The number of general and administrative personnel increased to 15 at December 31, 2001 from 11 at December 31, 2000. We anticipate that general and administrative expenses will increase in the foreseeable future as we expand and incur the annualized costs related to being a public company and the annualized costs related to our new headquarters and operations facility.

        Non-cash stock-based compensation expense.    Non-cash stock-based compensation expense increased 65% to $5.2 million in 2001 from $3.1 million in 2000. The increase is attributable to increasing levels of stock option grants and the difference between the deemed fair values as compared to the related exercise prices, reduced by an adjustment to the unvested stock options granted to nonemployees which are subject to variable accounting. We anticipate that non-cash stock-based compensation expense will decrease based upon scheduled amortizations in accordance with Financial Accounting Standards Board Interpretation No. 28 using an accelerated basis over the vesting period of the individual options.

        Investment income, net.    Investment income increased 44% to $2.9 million in 2001 from $2.0 million in 2000. The increase was due to higher average balances of cash and cash equivalents, short-term and long-term investments and restricted investments primarily from the net proceeds of our initial public offering on March 6, 2001 offset by generally lower interest rates.

        Net loss.    Net loss increased 164% in 2001 to $20.7 million from $7.8 million in 1999 as a result of the factors mentioned above.

Years Ended December 31, 2000 and 1999

        Revenues.    Revenues decreased 90% to $99,000 in 2000 from $1.0 million in 1999. In 2000, revenues were derived from a Small Business Innovative Research grant awarded to us for the study of monoclonal antibody-based therapies. Revenues in 1999 represented revenue from a license agreement with Genentech.

        Research and development expenses.    Research and development expenses, excluding non-cash stock-based compensation expense increased 100% to $4.9 million in 2000 from $2.5 million in 1999. This increase was principally due to an increase of $813,000 in personnel expenses, an increase of $487,000 in clinical trials expenses, an increase of $429,000 in laboratory materials and supplies expenses and $400,000 in contract manufacturing expenses. The number of research and development personnel increased to 35 at December 31, 2000 from 16 at December 31, 1999.

        General and administrative expenses.    General and administrative expenses, excluding non-cash stock-based compensation expense increased 118% to $1.9 million in 2000 from $859,000 in 1999. This increase was primarily due to an increase of $443,000 in administrative personnel expenses, $208,000 in recruiting expenses and $120,000 in professional services expenses. The number of general and administrative personnel increased to 11 at December 31, 2000 from 5 at December 31, 1999.

        Non-cash stock-based compensation expense.    Non-cash stock-based compensation expense increased 332% to $3.1 million in 2000 from $726,000 in 1999. The increase is attributable to both increasing levels of stock option grants and the difference between the deemed fair values as compared to the related exercise prices.

        Investment income, net.    Investment income, net increased 756% to $2.0 million in 2000 from $236,000 in 1999. The increase was due primarily to higher average balances of cash, cash equivalents, short-term investments and restricted investments in 2000 compared to 1999. This was a result of the investment of the net proceeds of $27.6 million from the sale of Series B convertible preferred stock in December 1999.

        Net loss.    Net loss increased 178% to $7.8 million in 2000 from $2.8 million in 1999 as a result of the factors mentioned above.

Liquidity and Capital Resources

        To date, we have financed our operations primarily from the net proceeds of $46.4 million from our initial public offering on March 6, 2001 and concurrent private placement, $37.5 million from private equity financings, $1.7 million from license agreements and government grants and approximately $5.3 million from investment income, net. At December 31, 2001, cash, cash equivalents, short-term and long-term investments totaled $54.4 million and restricted investments amounted to $982,000. Our cash, cash equivalents, short term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts.

        Net cash used in operating activities for the year ended 2001 was $14.1 million compared to $4.5 million in 2000 and $2.0 million in 1999. Our net losses of $20.7 million in 2001, $7.8 million in 2000 and $2.8 million in 1999 were adjusted for non-cash charges, which were primarily related to amortization of deferred stock compensation and changes in operating assets and liabilities. We expect cash used in operating activities to increase in the future as we increase our number of employees, expand our contract manufacturing initiatives and increase the patient enrollments of our clinical trials.

        Net cash used in investing activities for the year ended 2001 was $27.4 million compared to $25.7 million in 2000 and $127,000 in 1999. Purchases of property and equipment were $5.5 million for the year ended 2001 compared to $729,000 in 2000 and $127,000 in 1999. Capital expenditures in 2001 included leasehold improvements of approximately $3.7 million, laboratory equipment of approximately $2.1 million and furniture and fixtures of approximately $762,000, all in connection with our new headquarters and operations facility. We expect that our level of capital expenditures will decrease in 2002, based on the completion of our facility construction project.

        Net cash provided by financing activities was $47.2 million for the year ended 2001 compared to $2.5 million in 2000 and $27.6 million in 1999. Financing activities for the year ended 2001 included net proceeds of $44.4 million from our initial public offering, $2.0 million from our concurrent private placement and from repayment of notes receivable from stockholders. Financing activities during the year ended 2000 consisted primarily of $2.5 million from the collection of subscriptions receivable and $500,000 from the sale of additional Series B convertible preferred stock. Financing activities in 1999 included the sale of $27.6 million of Series B convertible preferred stock.

        We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with clinical trials, regulatory approvals and research and development collaborations.

        Our future expenditures and capital requirements will depend on numerous factors, including the progress of our research and development activities, the cost of filing and enforcing any patent claims and other intellectual property rights, competing technological and market developments and our ability to establish license and collaboration agreements.

        The following table lists our material known future cash commitments over the next five years (in thousands):

	2002	2003	2004	2005	2006
Minimum payments under operating leases	$1,973	$2,013	$2,052	$2,083	$2,116
Minimum payments under license and collaboration agreements	2,898	255	290	378	403

Total	$4,871	$2,268	$2,342	$2,461	$2,519

        Our license and collaboration agreements also provide for payments upon the achievement of development or regulatory milestones and the payment of royalties based on commercial product sales. We do not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years. The milestone payments could be substantially higher and the royalties could be payable earlier if we file or receive regulatory approvals or achieve commercial sales sooner than expected.

        As part of the terms of our office and laboratory lease, we have restricted approximately $982,000 of our investments as collateral for certain obligations under the lease. These investment securities are restricted as to withdrawal and are managed by a third party. The lease terms provide for changes in the amounts pledged as restricted securities based upon our net worth, as defined in the agreement. In the event that our net worth falls below a minimum value, we could be obligated to increase our restricted investment balance to approximately $3.4 million.

        We believe that our current cash and investment balances will be sufficient to enable us to meet our anticipated expenditures and operating requirements for at least the next 12 months. We intend to seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private equity. However, additional financing may not be available on favorable terms or at all. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials, which may adversely affect our business and operations.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" (SFAS No. 133), which provides a comprehensive and consistent standard for the recognition and measurement for derivatives and hedging activities. SFAS No. 133 became effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not impact our financial position or results of operations, as we hold no derivative financial instruments and do not currently engage in hedging activities.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not impact our financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Management has determined that the adoption of this Statement will not impact our financial position or results of operations.

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. Management believes the adoption of this Statement will not impact our financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business." The provisions of SFAS No.144 will be effective for fiscal years beginning after December 15, 2001. Management has determined that the adoption of this Statement will not impact our financial position or results of operations.

Summary of Critical Accounting Policies

        The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

        Collaboration and License Agreements.    Revenues from the sale of products and services are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fees are fixed and determinable and collectibility is reasonably assured. Revenues from up front payments, technology license fees and milestone payments received for the delivery of products and services representing the culmination of a separate earnings process are recognized when due and the amounts are judged to be collectible. Revenues from up front payments, technology license fees and milestone payments received in connection with other rights and services, which represent continuing obligations to us, are deferred and recognized ratably over the period term of the agreement.

        Stock-based Compensation.    We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair market value of our common stock on the date of grant. We recognize no compensation expense on these employee stock option grants. We also have, in the past, granted stock options for a fixed number of shares to employees with an exercise price less than the fair market value of our common stock on the date of grant. We recognize the difference between the exercise price and fair market value as compensation expense, which is recognized on an accelerated basis over the vesting period of the stock options. For certain stock options granted to nonemployees, we recognize as expense the estimated fair value of such options as calculated by the Black-Scholes option pricing model, which is re-measured during the service period. Fair value is determined using allowable methodologies and the expense is amortized over the vesting period of each option or the recipient's contractual arrangement, if shorter.

        Investments.    Our investments are diversified among high-credit quality debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included as a component of stockholders' equity (deficit). Realized gains and losses and declines in value of investments judged to be other than temporary are included in other income (expense). The fair market value of our investments is subject to volatility. To date, the carrying values of our investments have not been written down due to declines in value judged to be other than temporary. Declines in the fair market value of our investments judged to be other than temporary could adversely affect our future operating results.

        Income Taxes.    We have net deferred tax assets at December 31, 2001 totaling approximately $10.4 million, which are fully offset by a valuation allowance due to our determination that the criteria for recognition have not been met. We believe that a full valuation allowance will be required on losses reported in future periods. In the event we were to determine that we would be able to realize our net deferred tax assets in the future, an adjustment to the deferred tax asset would be made, increasing income (or decreasing losses) in the period in which such a determination was made.

        On an ongoing basis, we evaluate our estimates, including those related to collaboration and license agreements, stock-based compensation, investments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions.

Subsequent Event

        In January 2002, we entered in to an agreement with Genencor International, Inc. to jointly discover and develop a class of cancer therapeutic based on tumor-targeted enzymes that activate prodrugs. The companies will share preclinical and clinical development costs and have the right to jointly commercialize any resulting products within the field. Genencor paid $3 million to acquire 573,614 shares of our common stock and may pay specific fees and milestone payments. We may also make certain milestone payments to Genencor.

Important Factors That May Affect Our Business, Results of Operations and Our Stock Price

        You should carefully consider the risks described below, together with all of the other information included in this annual report on Form 10-K and the information incorporated by reference herein. If we do not effectively address the risks we face, our business will suffer and we may never achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        This annual report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this annual report on Form 10-K.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability for some time. Our limited operating history may make it difficult to evaluate our business and an investment in our common stock.

        We incorporated in July 1997 and have a limited operating history upon which an investor may evaluate our operations and future prospects. We have incurred net losses since our inception and, as of December 31, 2001, we had an accumulated deficit of approximately $33.5 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending will accelerate as the result of the increased costs and expenses associated with clinical trials, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements, royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

Our product candidates are at an early stage of development and if we are not able to successfully develop and commercialize them, we may not generate sufficient revenues to continue our business operations.

        All of our product candidates are in early stages of development. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Much of our efforts and expenditures over the next few years will be devoted to SGN-15, SGN-10, SGN-30, PRO64553 (formerly SGN-14), SGN-17/19, a novel BR96-ADC and a novel AC10-ADC. These are our only product candidates in preclinical development, clinical trials or in collaboration with others at the present time. We have no drugs that have received regulatory approval for commercial sale.

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

We will continue to need significant amounts of additional capital that may not be available to us.

        From inception to December 31, 2001, we have used approximately $21.6 million of cash in operating activities and approximately $6.7 million of cash to purchase property and equipment. We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development and clinical trial activities. We believe that our existing cash and investment securities, milestone payments and research grants will be sufficient to fund our operations for at least the next 12 months. However, changes in our business may occur that would consume available capital resources sooner than we expect. If adequate funds are not available to us, we will be required to delay, reduce the scope of or eliminate one or more of our development programs. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Clinical trials for our product candidates are expensive, time consuming and their outcome is uncertain.

        Before we can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. Each of these trials requires the investment of substantial expense and time. We are currently conducting multiple clinical trials of our three most advanced product candidates, and expect to commence additional trials of these and other product candidates. There are numerous factors that could delay each of these clinical trials or prevent us from completing these trials successfully.

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

        The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority varies significantly. To date, we have limited clinical data and have seen evidence of gastrointestinal toxicity with SGN-15 and SGN-10. Future trials may not show sufficient safety or efficacy to obtain the requisite regulatory approval for these product candidates or any other potential product candidates. Because SGN-15, SGN-10, SGN-30, PRO64553 (formerly SGN-14), SGN-17/19, a novel BR96-ADC and a novel AC10-ADC, are our only product candidates in clinical trials or preclinical development at the present time, any delays or difficulties we encounter may impact our ability to generate revenue and cause our stock price to decline significantly

We may choose to, or may be required to, delay, suspend, repeat or terminate our clinical trials if patient enrollment cannot be achieved on a timely basis or if the trials are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

        Clinical trials must be conducted in accordance with the FDA's guidelines and are subject to oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under the FDA's current Good Manufacturing Practices, and may require large numbers of test patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. We depend on medical institutions to conduct our clinical trials and to the extent they fail to enroll patients for our clinical trials or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business.

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

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the development of our product candidates.

        We do not currently have the ability to manufacture the drug products that we need to conduct our clinical trials. For two of our product candidates in clinical trials, SGN-15 and SGN-10, we presently rely on drug products that were produced and vialed by Bristol-Myers Squibb and contract manufacturers retained by Bristol-Myers Squibb. For our third product candidate in clinical trials, SGN-30, we contracted with ICOS Corporation to manufacture preclinical and clinical supplies of SGN-30. We have also contracted with ICOS to manufacture clinical supplies of monoclonal antibody BR96, the monoclonal antibody used in our product candidate SGN-15. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of these product candidates.

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

        Contract manufacturers have a limited number of facilities in which our product candidates can be produced. We currently rely on contract manufacturers to produce our product candidates under FDA current Good Manufacturing Practices to meet acceptable standards for our clinical trials. Such standards may change, affecting the ability of contract manufacturers to produce our product candidates on the schedule we require for our clinical trials. Contract manufacturers may not perform or may discontinue their business before the time required by us to successfully produce and market our product candidates.

In some circumstances we rely on collaborators to assist in the research and development activities necessary for the commercialization of our product candidates. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, we may not be able to commercialize our product candidates.

        We intend to continue to establish alliances with third party collaborators to develop and market our current and future product candidates. We may not be able to locate third party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone. If our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable.

        We have a license agreement with Genentech pursuant to which they are developing our lead CD40 targeted drug, PRO64553 (formerly SGN-14), to treat patients with hematologic malignancies or other types of cancer. Genentech is also responsible for gaining final approval through the required U.S. and international regulatory authorities to ultimately market the product. At any time, Genentech may terminate the agreement for any reason and return the rights of the CD40 program to us.

If we are unable to protect our proprietary technology, trade secrets or know-how, we may not be able to operate our business profitably. Similarly, if we fail to sustain and further build our intellectual property rights, competitors may be able to develop competing therapies.

        Our success depends, in part, on our ability to maintain protection for our products and technologies under the patent laws or other intellectual property laws of the United States, France, Germany, Japan, United Kingdom and Italy, as well as other countries. We have filed several patent applications with the U.S. Patent and Trademark Office for our technologies that are currently pending. We also have exclusive rights to certain issued U.S. patents, and foreign counterpart patents and patent applications in the countries listed above, relating to our monoclonal antibody-based technology. Our rights to these patents are derived from worldwide licenses from Bristol-Myers Squibb, Arizona State University, Proacta Therapeutics, the National Institutes of Health and Enzon, among others. In addition, we have licensed or optioned rights to pending U.S. patent applications and foreign counterpart patents and patent applications to third parties. The standards which the U.S. Patent and Trademark Office uses to grant patents are not always applied predictably or uniformly and can change. Consequently, the pending patent applications may not be allowed; and if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents may not contain claims that will permit us to stop competitors from using similar technology. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, the protection, if any, given by our patents if we attempt to enforce them or if they are challenged in court is uncertain. In addition, we rely on certain proprietary trade secrets and know-how. We have taken measures to protect our unpatented trade secrets and know-how, including the use of confidentiality and assignment of inventions agreements with our employees, consultants and certain contractors. It is possible, however, that these persons may breach the agreements or that our competitors may independently develop or otherwise discover our trade secrets.

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

        We are highly dependent on the efforts and abilities of the principal members of our managerial and scientific staff, particularly Dr. H. Perry Fell our Chief Executive Officer and Dr. Clay B. Siegall

our President and Chief Scientific Officer. We have key person insurance in the amount of $1.0 million each; however, the sum recovered under such insurance policies may not fully compensate us for any loss of their services. Additionally, we have several scientific personnel with significant and unique expertise in monoclonal antibodies and related technologies. The loss of the services of principal members of our managerial or scientific staff may prevent us from achieving our business objectives.

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

        The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are developing products for the same disease indications as we are. Some of these competitors have received regulatory approval or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, Genentech, Immunogen, IDEC Pharmaceuticals and Wyeth market products that may compete with ours. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than those being developed by us or that would render our technology obsolete or noncompetitive.

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

Our stock price may be volatile and your shares may suffer a decline in value.

        The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. As a result of fluctuations in the price of our common stock you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including: announcements regarding the results of discovery efforts and preclinical and clinical activities by us or our competitors; changes in our existing corporate partnerships or licensing arrangements; establishment of new corporate partnering or licensing arrangements by us or our competitors; developments or disputes concerning our proprietary rights; issuance of new or changed analysts' reports and recommendations regarding us or our competitors; share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; changes in government regulations; and economic or other external factors.

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

        Our executive officers and directors and greater than 5% stockholders, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 70% of our outstanding common stock. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

We may engage in future acquisitions that dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

        We may make additional acquisitions of businesses, products or technologies in the future. No assurance can be given as to our ability to successfully integrate additional businesses, products, technologies or personnel that might have been acquired or may be acquired in the future, and our failure to do so could significantly affect our business and operating results. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        In accordance with our policy, we do not use derivative financial instruments in our investment portfolio. We invest in high quality interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts. Such securities are subject to interest rate risk and will rise and fall in value if market interest rates change, however, we do not expect any material loss from such interest rate changes.

Item 8. Financial Statements and Supplementary Data.

Seattle Genetics, Inc.

Index to Financial Statements

Seattle Genetics, Inc

Report of Independent Accountants

To the Board of Directors and Stockholders
of Seattle Genetics, Inc.

        In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Seattle Genetics, Inc. at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Seattle, Washington
January 25, 2002

Seattle Genetics, Inc.

Balance Sheets

	December 31,
	2000	2001
Assets
Current assets
Cash and cash equivalents	$2,618,986	$8,293,504
Short-term investments	21,711,460	33,624,723
Interest receivable	279,070	724,953
Accounts receivable	—	81,603
Prepaid expenses and other current assets	759,339	477,782

Total current assets	25,368,855	43,202,565
Property and equipment, net	894,304	6,350,450
Restricted investments	3,421,247	982,002
Long-term investments	—	12,456,820
Other assets	189,419	36,406

Total assets	$29,873,825	$63,028,243

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$141,992	$895,536
Accrued liabilities	668,698	1,012,181
Deferred revenue	—	141,667

Total current liabilities	810,690	2,049,384

Deferred rent	—	107,052
Deferred revenue, net of current portion	—	200,694

Total long-term liabilities	—	307,746

Commitments and contingencies
Mandatorily redeemable convertible preferred stock, $0.001 par value, 17,450,000 shares authorized:
Series A convertible preferred stock, 7,000,000 shares designated, 6,950,000 shares issued and oustanding (2000) (liquidation preference of $6,950,000)	6,924,550	—
Series B convertible preferred stock, 10,500,000 shares designated, 10,437,072 shares issued and outstanding (2000) (liquidation preference of $30,684,992)	30,631,457	—
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,581,077 and 29,322,741 issued and oustanding, respectively	4,581	29,323
Additional paid-in capital	14,798,044	98,484,346
Notes receivable from stockholders	(408,384)	(271,533)
Deferred stock compensation	(10,193,778)	(4,688,507)
Accumulated other comprehensive income	69,196	572,980
Accumulated deficit	(12,762,531)	(33,455,496)

Total stockholders' equity (deficit)	(8,492,872)	60,671,113

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders' equity (deficit)	$29,873,825	$63,028,243

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

	Years Ended December 31,
	1999	2000	2001
Revenues
Collaboration and license agreements	$1,000,000	$—	$220,880
Government grants	—	98,632	53,268

Total revenues	1,000,000	98,632	274,148

Operating Expenses
Research and development (excludes non-cash stock-based compensation expense of $392,533, $972,841 and $1,746,293, respectively)	2,469,191	4,947,087	15,400,299
General and administrative (excludes non-cash stock-based compensation expense of $333,299, $2,165,099 and $3,429,035, respectively)	858,699	1,872,164	3,298,109
Non-cash stock-based compensation expense	725,832	3,137,940	5,175,328

Total operating expenses	4,053,722	9,957,191	23,873,736

Loss from operations	(3,053,722)	(9,858,559)	(23,599,588)
Investment income, net	236,042	2,020,186	2,906,623

Net loss	(2,817,680)	(7,838,373)	(20,692,965)
Deemed dividend upon issuance of Series B mandatorily redeemable preferred stock	—	(484,386)	—
Accretion on mandatorily redeemable preferred stock	(6,363)	(19,520)	(3,295)

Net loss attributable to common stockholders	$(2,824,043)	$(8,342,279)	$(20,696,260)

Basic and diluted net loss per share	$(1.03)	$(2.54)	$(0.86)

Weighted-average shares used in computing basic and diluted net loss per share	2,749,212	3,289,731	23,965,275

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Stockholders' Equity (Deficit)

	Common stock			Notes receivable from stockholders		Accumulated Other Comprehensive Income		Total Stockholders' Equity (Deficit)
			Additional paid-in capital		Deferred stock compensation		Accumulated deficit
	Shares	Amount
Balances at December 31, 1998	3,685,500	$3,685	$851,888	$(3,096)	$(509,598)	$—	$(2,106,478)	$(1,763,599)
Issuance of common stock for employee bonus	18,000	18	38,862	—	—	—	—	38,880
Stock option exercises	20,208	20	2,001	—	—	—	—	2,021
Deferred stock compensation	—	—	829,275	—	(829,275)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	686,952	—	—	686,952
Accretion on mandatorily redeemable preferred stock	—	—	(6,363)	—	—	—	—	(6,363)
Net loss	—	—	—	—	—	—	(2,817,680)	(2,817,680)

Balances at December 31, 1999	3,723,708	3,723	1,715,663	(3,096)	(651,921)	—	(4,924,158)	(3,859,789)
Deemed dividend upon issuance of Series B mandatorily redeemable preferred stock	—	—	484,386	—	—	—	—	484,386
Deemed dividend upon issuance of Series B mandatorily redeemable preferred stock	—	—	(484,386)	—	—	—	—	(484,386)
Stock option exercises	857,369	858	422,104	(405,288)	—	—	—	17,674
Deferred stock compensation	—	—	12,679,797	—	(12,679,797)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	3,137,940	—	—	3,137,940
Accretion on mandatorily redeemable preferred stock	—	—	(19,520)	—	—	—	—	(19,520)
Unrealized gain on investments	—	—	—	—	—	69,196	—	69,196
Net loss	—	—	—	—	—	—	(7,838,373)	(7,838,373)

Comprehensive loss	—	—	—	—	—	—	—	(7,769,177)

Balances at December 31, 2000	4,581,077	4,581	14,798,044	(408,384)	(10,193,778)	69,196	(12,762,531)	(8,492,872)
Issuance of common stock for employee stock purchase plan	9,930	10	54,853	—	—	—	—	54,863
Stock option exercises	58,948	59	9,863	—	—	—	—	9,922
Collection of notes receivable from stockholders	—	—	—	136,851	—	—	—	136,851
Conversion of preferred stock to common stock	17,387,072	17,387	37,541,915	—	—	—	—	37,559,302
Initial public offering (net of issuance costs of $4,579,803)	7,285,714	7,286	46,412,909	—	—	—	—	46,420,195
Deferred stock compensation	—	—	(329,943)	—	329,943	—	—	—
Amortization of deferred stock compensation	—	—	—	—	5,175,328	—	—	5,175,328
Accretion on mandatorily redeemable preferred stock	—	—	(3,295)	—	—	—	—	(3,295)
Unrealized gain on investments	—	—	—	—	—	516,426	—	516,426
Reclassification adjustment for gains included in net income	—	—	—	—	—	(12,642)	—	(12,642)
Net loss	—	—	—	—	—	—	(20,692,965)	(20,692,965)

Comprehensive loss	—	—	—	—	—	—	—	(20,176,539)

Balances at December 31, 2001	29,322,741	$29,323	$98,484,346	$(271,533)	$(4,688,507)	$572,980	$(33,455,496)	$60,671,113

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Cash Flows

	Years Ended December 31,
	1999	2000	2001
Operating activities
Net loss	$(2,817,680)	$(7,838,373)	$(20,692,965)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation	686,952	3,137,940	5,175,328
Depreciation and amortization	122,560	186,548	598,698
Gain on disposal of property and equipment	—	—	(38,037)
Realized (gain) loss on sale of investments	—	6,747	(12,642)
Amortization (accretion) on investments	—	(49,714)	576,099
Common stock bonus provided to employees	38,880	—	—
Deferred rent	—	—	107,052
Changes in operating assets and liabilities
Accounts receivable	—	—	(81,603)
Interest receivable	—	(279,070)	(445,883)
Prepaid expenses and other current assets	(84,709)	(289,214)	(122,193)
Accounts payable	47,519	51,148	166,501
Accrued liabilities	26,635	602,788	343,483
Deferred revenue	—	—	342,361

Net cash used in operating activities	(1,979,843)	(4,471,200)	(14,083,801)

Investing activities
Purchases of investments	—	(30,108,959)	(57,119,248)
Proceeds from sale and maturities of investments	—	5,088,414	35,128,737
Purchases of property and equipment	(126,612)	(728,597)	(5,504,764)
Proceeds from disposal of property and equipment	—	—	75,000

Net cash used in investing activities	(126,612)	(25,749,142)	(27,420,275)

Financing activities
Net proceeds from issuance of common stock	2,021	17,674	47,041,743
Proceeds from subscription receivable	—	2,545,001	—
Collection of notes receivable from stockholders	—	—	136,851
Net proceeds from issuance of Series B preferred stock	27,572,935	500,364	—
Prepaid public offering costs	—	(556,763)	—
Book overdraft	29,516	(29,516)	—

Net cash provided by financing activities	27,604,472	2,476,760	47,178,594

Net increase (decrease) in cash and cash equivalents	25,498,017	(27,743,582)	5,674,518
Cash and cash equivalents, at beginning of period	4,864,551	30,362,568	2,618,986

Cash and cash equivalents, at end of period	$30,362,568	$2,618,986	$8,293,504

Supplemental disclosure of cash flow information
Non-cash investing and financing activities
Issuance of common stock in exchange for notes receivable	$—	$405,288	$—

Issuance of Series B preferred stock for subscription notes receivable	$2,545,001	$—	$—

Leasehold improvement construction costs accrued	$—	$—	$587,043

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Notes to Financial Statements

1. Organization and summary of significant accounting policies

Nature of business

        Seattle Genetics, Inc., the Company, was incorporated in the State of Delaware on July 15, 1997 for the purpose of discovering and developing monoclonal antibody-based therapeutic agents to treat cancer and related diseases. The Company's four monoclonal antibody-based technologies include: genetically engineered monoclonal antibodies, antibody-drug conjugates (ADC), single-chain immunotoxins and antibody-directed enzyme prodrug therapy (ADEPT).

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

        Since inception, the company had been considered to be a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting for Development Stage Enterprises." During 2001, the Company raised additional capital and generated revenues from research grants, collaboration and license agreements and sales of certain supplies and reagent materials to third parties. Accordingly, the Company is no longer considered a development stage company for financial reporting purposes.

Cash and cash equivalents

        The Company generally considers all highly liquid investments purchased with original or remaining maturities of three months or less at the date of purchase to be cash equivalents.

Investments

        Investments in securities with maturities of less than one year or where management's intent is to use the investments to fund current operations are classified as short-term investments. Management classifies, at the date of acquisition, its marketable securities into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its securities as available-for-sale, which are reported at fair value with the related unrealized gains and losses included as a component of stockholders' equity (deficit). Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). Cost of investments for purposes of computing realized and unrealized gains and losses are based on the specific identification method.

        The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income, net. Interest and dividends on all securities are included in interest income.

Restricted investments

        Restricted investments consist of money market accounts backed by U.S. government securities and U.S. government agencies. These investments are carried at fair value, and are restricted as to withdrawal in accordance with the lease of the Company's office and laboratory facility. Restricted investments are held in the Company's name with a major financial institution.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

        Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

Property and equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Laboratory equipment	5 years
Furniture and fixtures	5 years
Computers and office equipment	3 years

        Leasehold improvements are amortized over the shorter of the applicable lease or useful life of the asset. Gains and losses from the disposal of property and equipment are reflected in the statement of operations in the year of disposition. Expenditures for additions and improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of long-lived assets

        The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not recognized any impairment losses through December 31, 2001.

Revenue recognition

        Revenues from the sale of products and services are recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered and the fees are fixed and determinable and collectibility is assured.

        Revenues from license fees and milestone payments received for the delivery of rights or services representing the culmination of a separate earnings process are recognized when due and the amounts are considered collectible. Revenues from license fees and milestones received in connection with other rights or services which represent continuing obligations of the Company are deferred and recognized ratably over the period that the fees or payments are earned.

        Government grants represent income earned, on a cost reimbursement basis, under the Small Business Innovation Research Program, or SBIR, of the National Institutes of Health. The Company recognizes revenue from government grants based upon the level of services performed during the term of the grants.

        The Company performs certain research and development activities on behalf of certain collaborative partners. The Company is generally reimbursed at cost, including allocated overhead. The company recognizes revenue as the activities are performed, but bills the customer monthly, quarterly or upon the completion of the effort, based on the terms of each agreement. Amounts earned, but not billed to the customer are included in accounts receivable in the accompanying balance sheet.

Research and development expenses

        Research and development expenses consist of direct and overhead expenses for drug discovery and research, pre-clinical trials and for costs associated with clinical trial activities and are expensed as incurred. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Research and development expenses under government grants approximate the revenue recognized under such agreements. Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain.

Fair value of financial instruments

        The recorded amounts of certain financial instruments, including cash and cash equivalents, investments, interest receivable, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Concentration of credit risk

        Cash and cash equivalents are invested in deposits with a major brokerage firm. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company invests its excess cash in accordance with its investment policy, which is approved by the Board of Directors and reviewed periodically to minimize credit risk.

Income taxes

        The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the net deferred tax asset will not be recovered.

Stock-based compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," (APB No. 25) as interpreted by Financial Accounting Standards Board Interpretation

No. 44 (FIN 44) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Under APB No. 25 and related interpretations, compensation expense is based on the difference, if any, of the fair value of the Company's stock and the exercise price of the option as of the date of grant. These differences are deferred and amortized in accordance with Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," (FIN No. 28) on an accelerated basis over the vesting period of the individual options.

        The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services," and related interpretations.

Comprehensive income/loss

        The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires the disclosure of comprehensive income and its components in the financial statements. Comprehensive income is the change in stockholders' (deficit) equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.

Segments

        The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Management has determined that the Company operates in one segment.

Certain risks and uncertainties

        The Company's products and services are concentrated in a highly competitive market that is characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards. Failure to anticipate or respond adequately to technological advances, changes in customer requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of planned products or services, could have a material adverse effect on the Company's business and operating results.

Recent accounting pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities,"(SFAS No. 133). SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement for derivatives and hedging activities. SFAS No. 133 became effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not impact the Company's financial position or results of operations, as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires that all business combinations be accounted for by the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not impact the Company's financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Management has determined that the adoption of this Statement will not impact the Company's financial position or results of operations.

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. Management believes the adoption of this Statement will not impact the Company's financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business." The provisions of SFAS No.144 will be effective for fiscal years beginning after December 15, 2001. Management has determined that the adoption of this Statement will not impact the Company's financial position or results of operations.

Net loss per share

        Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of unvested shares of common stock issued that are subject to repurchase. The Company has excluded all convertible preferred stock, outstanding options to purchase common stock and common stock subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented.

        The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	1999	2000	2001
Net loss attributable to common stockholders	$(2,824,043)	$(8,342,279)	$(20,696,260)

Weighted-average shares used in computing basic and diluted net loss per share	2,749,212	3,289,731	23,965,275

Basic and diluted net loss per share	$(1.03)	$(2.54)	$(0.86)

Antidilutive securities not included in net loss per share calculation
Convertible preferred stock	17,215,304	17,387,072	—
Options to purchase common stock	618,000	1,313,818	2,772,411
Restricted shares of common stock subject to repurchase	717,917	870,522	388,441

Total	18,551,221	19,571,412	3,160,852

2. Investments

        Investments consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2000
Mortgage-backed securities	$8,641,351	$25,364	$(13,297)	$8,653,418
U.S. corporate obligations	7,897,028	34,499	—	7,931,527
U.S. government and agencies	8,525,132	23,386	(756)	8,547,762

Total	$25,063,511	$83,249	$(14,053)	$25,132,707

Reported as:
Short-term investments				$21,711,460
Restricted investments				3,421,247

Total				$25,132,707

December 31, 2001
Mortgage-backed securities	$11,235,289	$53,420	$—	$11,288,709
U.S. corporate obligations	27,545,502	377,784	—	27,923,286
U.S. government and agencies	7,149,196	137,198	—	7,286,394
Municipal bonds	560,578	4,578	—	565,156

Total	$46,490,565	$572,980	$—	$47,063,545

Reported as:
Short-term investments				$33,624,723
Long-term investments				12,456,820
Restricted investments				982,002

Total				$47,063,545

        The cost and estimated fair value of investments, by contractual maturity, consists of the following at December 31, 2001:

	Amortized Cost	Fair Value
Due within one year	$33,354,121	$33,624,723
Due after one year	13,136,444	13,438,822

	$46,490,565	$47,063,545

3. Prepaid expenses and other current assets

        Prepaid expenses and other current assets consists of the following at December 31:

	2000	2001
Rent	$44,764	$168,880
License agreements	35,417	117,681
Insurance	11,656	82,193
Other	40,699	49,817
Service contract	43,947	44,897
Employee benefits	26,093	14,314
Prepaid public offering costs	556,763	—

	$759,339	$477,782

4. Property and equipment

        Property and equipment consists of the following at December 31:

	2000	2001
Leasehold improvements	$20,686	$3,731,182
Laboratory equipment	799,486	2,135,986
Furniture and fixtures	64,650	761,683
Computers and office equipment	355,190	618,246

	1,240,012	7,247,097
Less: accumulated depreciation and amortization	(345,708)	(896,647)

Total	$894,304	$6,350,450

5. Accrued liabilities

        Accrued liabilities consists of the following at December 31:

	2000	2001
Professional services	$258,394	$355,905
Clinical trial costs	125,746	315,318
Franchise and local taxes	24,195	162,088
Compensation and benefits	53,038	154,740
Other	7,325	24,130
License agreement	200,000	—

Total	$668,698	$1,012,181

6. Income taxes

        The Company has net deferred tax assets at December 31, 2001 totaling approximately $10.4 million, which are fully offset by a valuation allowance due to management's determination that the criteria for recognition have not been met.

        At December 31, 2001, the Company had net operating loss carryforwards of approximately $23.4 million, which will begin to expire in 2019. Utilization of net operating loss carryforwards is subject to the "change of ownership" provisions under Section 382 of the Internal Revenue Code. The amount of such limitations, if any, has not yet been determined.

        The effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31 are as follows:

	December 31,
	2000	2001
Deferred tax assets
Net operating loss carryforwards	$2,780,000	$7,968,000
License fees	172,000	128,000
Stock-based compensation	—	1,264,000
Research and development credit	—	814,000
Other	385,000	234,000

	3,337,000	10,408,000
Deferred tax liabilities
Depreciation	(40,000)	—

	(40,000)	—

	3,297,000	10,408,000
Less: Valuation allowance	(3,297,000)	(10,408,000)

Net deferred taxes	$—	$—

7. Collaboration and license agreements

Genentech

        In June 1999, the Company licensed its anti-CD40 antibody program to Genentech, Inc. The agreement with Genentech includes joint oversight of development. The business terms of this agreement include $4.0 million for equity purchases in Seattle Genetics and $41.0 million in potential milestone payments on the first product developed. The Company recognized revenue from this agreement of $1.0 million in 1999. The agreement also provides for milestone payments of up to $20.0 million and future royalties on net sales of each additional product incorporating the Company's technology. Genentech's obligation to pay royalties terminates on a product-by-product basis upon the later of a specified number of years after first commercial sale or the last to expire of the licensed patents. Genentech may also terminate the agreement at any time upon 90 days notice or by either party upon breach of any material obligations. As part of this agreement, the Company sold Genentech 680,272 shares of Series B convertible preferred stock in December 1999 and 285,714 shares of common stock at the Company's initial public offering in March 2001. In January 2002, the Company announced that PRO64553 (formerly SGN-14) has entered Genentech's clinical development portfolio for the treatment of patients with hematologic malignancies or other types of cancer.

Eos Biotechnology

        In June 2001, the Company entered into an agreement with Eos Biotechnology, Inc. to allow them to use the Company's proprietary ADC technology with their monoclonal antibodies. Eos Biotechnology paid the Company an up front technology access fee, service and reagent fees to the Company and may additionally make milestone payments and pay royalties to the Company on net sales of any resulting products. The up front technology access fee has been deferred and will be recognized as revenue ratably over the term of the agreement. Eos Biotechnology will be responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this agreement.

Bristol-Myers Squibb

        The Company obtained the rights to some of its technologies and product candidates through a 1998 license agreement with Bristol-Myers Squibb, portions of which are exclusive. Through this license, the Company secured rights to certain monoclonal antibody-based cancer targeting technologies, which included rights to 26 different patents, eight monoclonal antibodies, chemical linkers, a ribosome-inactivating protein and enabling technologies. Under this license agreement, the Company received cGMP produced and vialed material for two different monoclonal antibody-based therapeutic agents, SGN-15 and SGN-10, which are presently in clinical trials. Under the terms of the license agreement, the Company is required to pay royalties on net sales of future products incorporating the licensed technology. The Company's obligation to pay royalties terminates product-by-product upon the later of ten years after first commercial sale or the last to expire of the licensed patents. The agreement is also subject to earlier termination upon breach of any material obligations by the other party.

Medarex

        In February 2001, the Company entered into a collaboration agreement with Medarex to produce fully human monoclonal antibodies to certain breast cancer and melanoma antigen targets identified by the Company over the next three years. Under the agreement, all development, manufacturing, and clinical costs of jointly developed products and all net profits or net losses will be shared by Medarex and the Company. Each company has the right to opt out of the joint development of any antigen target and receive instead certain milestone and royalty payments on net sales. The agreement terminates upon the later of one year after completion of the research activities or the date on which neither party is exploiting any jointly developed products. As part of this agreement, Medarex purchased $2.0 million or 285,714 shares of our common stock at the Company's initial public offering in March 2001.

        In November 2001, the Company entered into an additional agreement with Medarex, which allows the Company to immunize Medarex mice and to generate antibodies. We have the option to obtain a non-exclusive research license and /or exclusive commercial licenses with respect to an antibody developed from this program.

ICOS Corporation

        During August 2001, the Company entered into an agreement with ICOS Corporation for the development and manufacture of monoclonal antibody BR96, the monoclonal antibody used in the Company's product candidate SGN-15. Under the terms of the agreement, ICOS will perform process development, scale-up and current Good Manufacturing Practices (cGMP) manufacturing.

CLB-Research and Development

        In July 2001, the Company entered into an exclusive option and license agreement to license certain monoclonal antibodies that target cancer and immunological disease from CLB-Research and Development, located in the Netherlands. Under the terms of the agreement with CLB, the Company has exclusive access to selected antibodies for research and development purposes and an option for a worldwide exclusive license of the antibodies. The agreement provided for the payment of an up front fee for an option to license one or more compounds. Upon the exercise of the option, the Company would be subject to license fees, progress-dependent milestone payments and royalties upon commercialization of the antibodies.

Proacta Therapeutics

        In October 2001, the Company entered into an exclusive option and license agreement to license certain drugs from Proacta Therapeutics, based in Auckland, New Zealand. The agreement provides the Company with exclusive access to a unique set of potent cell-killing drugs that directly target DNA. Under the terms of the agreement with Proacta, the Company has an option for the exclusive development, manufacturing and worldwide commercialization rights to any products utilizing the drugs. The agreement provided for the payment of an up front fee for an exclusive option to license one or more compounds. Upon the exercise of the option, the Company would be subject to license fees, progress-dependent milestone payments and royalties upon commercialization of the drugs.

Other agreements

        The Company has also entered into licensing or contract manufacturing arrangements with Applied Molecular Evolution, Arizona State University, Brookhaven Science Associates LLC, Enzon, ICOS Corporation, Mabtech AB, the Public Health Service and the University of Miami. These agreements obligate the Company to pay royalties on commercial sales for specified periods which vary by agreement.

        The minimum contractual payments under license, collaboration and manufacturing agreements are expected to aggregate to approximately $2.9 million in 2002, $255,000 in 2003, $290,000 in 2004, $378,000 in 2005 and $403,000 in 2006. Furthermore, the agreements also provide for payments upon the achievement of certain milestones and the payment of royalties based on commercial product sales. We do not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years. The milestone payments could be substantially higher and the royalties could be payable earlier if we file or receive regulatory approvals or achieve commercial sales sooner than expected.

8. Commitments and contingencies

        In December 2000, the Company entered into an operating lease for office and laboratory space. The lease provides for monthly lease payments that began in June 2001. The initial lease term is ten years with two, seven-year renewal options, subject to certain conditions. The lessor committed to fund up to $6.4 million of improvements to the building. As of December 31, 2001, the Company has used $6.0 million of the improvements fund.

        The lease agreement contains scheduled rent increases. Accordingly, the Company has recorded deferred rent of $107,052 at December 31, 2001.

        As part of this lease transaction, the Company has restricted $982,000 of its investments as collateral for certain obligations of the lease. These investment securities are restricted as to withdrawal and are managed by a third party. The lease terms provide for changes in the amounts pledged based upon the Company's net worth, as defined, and decreases beginning in the fourth year of the lease. In the event that our net worth falls below a minimum value, we could be obligated to increase our restricted investment balance to approximately $3.4 million.

        Additionally, the Company has entered into lease obligations through 2005 for office equipment.

        Future minimum lease payments under all noncancelable operating leases are as follows:

Years ending December 31,
2002	$1,973,456
2003	2,012,554
2004	2,052,433
2005	2,083,129
2006	2,116,021
Thereafter	9,858,070

$20,095,663

        Rent expense totaled $544,190, $1,133,562 and $1,582,234 for years ended December 31, 1999, 2000 and 2001, respectively.

9. Stockholders' equity (deficit)

Restricted common stock

        In December 1997, the Company issued 3,440,000 shares of common stock to its founders, in exchange for cash and full recourse notes receivable, subject to a repurchase option. The notes bear interest at an annual rate of 5.6% and were paid in January 2001.

        Also in December 1997, the Company issued 240,000 shares of common stock to certain of its employees and consultants, subject to a repurchase option. In the event of a termination of employment or consulting relationship with the Company for any reason, the Company has the exclusive option, for a period of 60 days following the termination of the relationship, to repurchase all or any portion of the shares held by the founders or certain employees and consultants which have not been released from the repurchase option, at the original purchase price. The number of shares subject to the repurchase option, and the related vesting, is detailed in each stock purchase agreement, with the vesting generally over a four-year period.

        In addition, in the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another company, in which there is an involuntary termination of the stockholders' employment or consulting relationship within one year of the change in control, the repurchase option will be removed from all remaining shares of common stock. At December 31, 2000 and 2001, there were 870,522 and 388,441 shares of common stock subject to the Company's repurchase option, respectively.

Stock bonus plan

        The Company's 1998 Employee Stock Bonus Plan was adopted to provide incentives to employees of the Company, to encourage such employees to remain employed by the Company and to encourage employee stock ownership in the Company. The 1998 Employee Bonus Plan has 23,500 shares reserved for issuance, which, when granted, are subject to the Company's right of first refusal upon later sale of the stock. During 1999, the Company granted 18,000 shares of stock to its employees, which was recorded as compensation expense based on the estimated fair value of the stock on the date of grant.

Employee Stock Purchase Plan

        The Company has a 2000 Employee Stock Purchase Plan (Purchase Plan) with a total of 300,000 shares of common stock reserved for issuance under the Purchase Plan. The number of shares reserved for issuance under the Purchase Plan will be subject to an automatic annual increase on the first day of each of the fiscal years beginning in 2002 and ending in 2010 that is equal to the lesser of (1) 300,000 shares; (2) 1% of the Company's outstanding common stock on the last day of the immediately preceding fiscal year; (3) or such lesser number of shares as the board of directors determines. A total of 9,930 shares were sold to employees during the year ended December 31, 2001.

10. Mandatorily redeemable convertible preferred stock

        The Company recorded a deemed dividend of $484,000 in April 2000 upon the issuance of Series B convertible preferred stock. At the date of issuance, the Company believed the per share price of $2.94 represented the fair value of the preferred stock and was in excess of the fair value of its common stock. Subsequent to the commencement of the initial public offering (IPO) process, the Company re-evaluated the fair value of its common stock as of April 2000 and determined that the estimated fair value, based on information obtained in the IPO process, was greater than $2.94 per share. The deemed dividend increased the loss allocable to common stockholders, in the calculation of basic net loss per share for the year ended December 31, 2000.

        The issuance costs of the Series A and Series B convertible preferred stock were amortized by periodic charges for accretion. These accretion amounts increase net loss attributable to common shareholders.

        In conjunction with the closing of the Company's initial public offering on March 6, 2001, the issued and outstanding 6,950,000 Series A shares and 10,437,072 Series B shares of preferred stock were converted into an equal number or 17,387,072 shares of common stock.

        The company's certificate of incorporation authorized undesignated Preferred Stock consisting of 5,000,000 shares. These shares may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of unissued preferred stock and to increase or decrease the number of shares of any unissued series.

11. Stock option plan

        The Company has a 1998 Stock Option Plan (Option Plan) whereby 4,400,000 shares of the Company's common stock have been reserved for issuance to employees, officers, consultants and advisors of the Company. The Option Plan provides for an annual increase in the number of reserved shares on the first day of each of the Company's fiscal years beginning in 2002 and ending in 2008. Options granted under the Option Plan may be either incentive stock options or nonstatutory stock options as determined by the Board of Directors. The term of the Option Plan is ten years.

        Incentive stock options may be issued only to employees of the Company and have a maximum term of ten years from the date of grant. The exercise price for incentive stock options may not be less than 100% of the estimated fair market value of the common stock at the time of the grant. In the case of options granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the estimated fair market value of the common stock at the time of grant, and the term of the option may not exceed five years. Options become exercisable in whole or in part from time to time as determined by the Board of Directors, which will administer the Option Plan.

        Generally, options granted under the Option Plan vest 25% one year after the beginning of the vesting period and thereafter, ratably over three years.

        Had the Company recorded compensation expense based on the estimated grant-date fair value consistent with the provisions of Statement of Financial Accounting Standard No. 123 for awards granted under the Plan during 1999, 2000 and 2001, there would have been an increase of $4,540, $96,750 and $4,222,320 on the Company's net loss reported in 1999, 2000 and 2001, respectively. The effects on loss per share would have been increases of $0.00, $0.03 and $0.18 in 1999, 2000 and 2001, respectively.

        For purposes of the computation of the pro forma effects on the net loss above, the fair value of each employee option is estimated using the Black-Scholes option pricing model and using the following weighted-average assumptions:

	Years ended December 31,
	1999	2000	2001
Risk-free interest rate	5.56%	5.56%	4.80%
Expected lives	4 years	4 years	4 years
Expected dividends	None	None	None
Expected volatility	0%	0%	95%

        For purposes of estimating the fair value of options granted to nonemployees, the same assumptions were used and the contractual lives of the options were used for expected lives.

        The weighted-average exercise prices and fair values of options granted for the years ended December 31were as follows:

	Years ended December 31,
	1999		2000		2001
	Weighted- average exercise price	Weighted- average fair value	Weighted- average exercise price	Weighted- average fair value	Weighted- average exercise price	Weighted- average fair value
Exercise prices equal to the fair value of the stock at the date of grant	$—	$—	$—	$—	$7.55	$6.05
Exercise prices less than the fair value of the stock at the date of grant	$0.10	$2.09	$1.90	$8.21	$5.00	$7.46

        A summary of stock option activity is as follows:

		Options outstanding
	Shares available for grant	Number of shares	Weighted- average exercise price per share
Balances, December 31, 1998	1,132,500	367,500	$0.10
Additional shares reserved	630,000	—	—
Options granted	(323,000)	323,000	$0.10
Options exercised	—	(20,208)	$0.10
Options forfeited	52,292	(52,292)	$0.10

Balances, December 31, 1999	1,491,792	618,000	$0.10
Additional shares reserved	2,270,000	—	—
Options granted	(1,630,500)	1,630,500	$1.90
Options exercised	—	(857,369)	$0.49
Options forfeited	77,313	(77,313)	$0.19

Balances, December 31, 2000	2,208,605	1,313,818	$2.07
Additional shares reserved	400,000	—	—
Options granted	(1,570,250)	1,570,250	$7.41
Options exercised	—	(58,948)	$0.17
Options forfeited	52,709	(52,709)	$0.89

Balances, December 31, 2001	1,091,064	2,772,411	$5.16

        The following table summarizes information about options outstanding at December 31, 2001:

Options outstanding				Options exercisable
Range of exercise price	Number of shares	Weighted- average remaining contractual life (in years)	Weighted- average exercise price per share	Number of shares	Weighted- average exercise price per share
$0.10	207,973	6.58	$0.10	149,008	$0.10
0.29	233,688	8.55	0.29	73,081	0.29
3.00 - 5.00	975,000	9.02	3.70	203,498	3.37
5.59 - 7.00	475,250	9.46	6.66	—	—
8.24 - 9.00	880,500	9.39	8.44	—	—

$0.10 - $9.00	2,772,411	8.99	5.16	425,587	1.70

Directors' Stock Option Plan

        The Company has a 2000 Directors' Stock Option Plan (Directors' Plan). Under the terms of the Directors' Plan, each existing nonemployee director who had not previously been granted a stock option by the Company, was granted a nonstatutory stock option to purchase 25,000 shares of common stock on the effective date of this plan, March 6, 2001. Each new nonemployee director who becomes a director after the effective date of the plan will also be granted a nonstatutory stock option to purchase 25,000 shares of common stock on the date on which such individual first becomes a member of the board of directors. Each initial option shall vest at the rate of 25% of the total number of shares subject to such option twelve months after the date of grant, with the remaining shares vesting thereafter in equal monthly installments over three years. Thereafter, on the dates of each annual stockholder meeting, each nonemployee director who has been a member of the board of directors for at least six months will be granted a nonstatutory stock option to purchase 5,000 shares of common stock. Each annual option shall vest at the rate of 100% of the total number of shares subject to such option on the day before the one-year anniversary of the grant date.

        All options granted under the Directors' Plan will have a term of 10 years and an exercise price equal to the fair value of the underlying shares on the date of grant. A total of 400,000 shares of common stock have been reserved for issuance under the 2000 Directors' Plan and a total of 100,000 shares were granted in 2001.

12. Employee benefit plan

        The Company has a 401(k) Plan for all of its employees. The Plan allows eligible employees to defer up to 15%, but no greater than $10,500 in calendar year 2001, of their pretax compensation at the discretion of the employee. The Plan does not provide for Company matching of employee contributions.

13. Subsequent event

        In January 2002, the Company entered in to an agreement with Genencor International, Inc. to jointly discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. The companies will share preclinical and clinical development costs and have the right to jointly commercialize any resulting products within the field. Genencor paid $3 million to acquire 573,614 shares of the Company's common stock and may also pay specific fees and milestone payments. Seattle Genetics may make certain milestone payments to Genencor.

14. Quarterly Financial Data (Unaudited)

        The following table contains selected unaudited statement of operations information for each quarter of 2001 and 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

Quarterly Financial Data:

	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
2001
Revenue	$—	$35	$70	$169
Net Loss attributable to common stockholders	(4,249)	(5,110)	(6,236)	(5,100)
Basic and diluted net loss per share	(0.46)	(0.18)	(0.22)	(0.18)
2000
Revenue	$20	$36	$27	$16
Net Loss attributable to common stockholders	(911)	(1,687)	(2,200)	(3,544)
Basic and diluted net loss per share	(0.30)	(0.53)	(0.66)	(0.99)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this item is incorporated herein by reference from the Company's definitive proxy statement which will be filed within 120 days after the end of the Company's 2001 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 15, 2002.

Item 11. Executive Compensation.

        The information required by this item is incorporated herein by reference from the Company's definitive proxy statement which will be filed within 120 days after the end of the Company's 2001 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 15, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this item is incorporated herein by reference from the Company's definitive proxy statement which will be filed within 120 days after the end of the Company's 2001 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 15, 2002.

Item 13. Certain Relationships and Related Transactions.

        The information required by this item is incorporated herein by reference from the Company's definitive proxy statement which will be filed within 120 days after the end of the Company's 2001 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 15, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)
The following documents are filed as part of this report:

(1)
Financial Statements and Report of PricewaterhouseCoopers LLP

(2)
Financial Statement Schedules

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

  (3)
  Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

  Exhibit Index

Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.
3.2*	Amended and Restated Bylaws of Seattle Genetics, Inc.
4.1*	Specimen Stock Certificate.
4.2*	Amended and Restated Investors' Rights Agreement dated December 22, 1999 between Seattle Genetics, Inc. and certain of its stockholders.
10.1†*	Research Agreement dated June 8, 1993 between Ixsys, Inc. and Bristol-Myers Squibb Company.
10.2†*	License Agreement dated June 8, 1993 between Ixsys, Inc. and Bristol-Myers Squibb Company.
10.3†*	Semi-Exclusive License Agreement dated September 30, 1993 between Bristol-Myers Squibb Company and Enzon, Inc.
10.4†*	License Agreement dated January 1, 1998 between Seattle Genetics, Inc. and Brookhaven Science Associates, LLC.
10.5†*	License Agreement dated March 30, 1998 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.
10.6†*	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated August 10, 1999 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.
10.7*	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.
10.8†*	License Agreement dated June 14, 1998 between Seattle Genetics, Inc. and MabTech AB.
10.9†*	First Amendment to the MabTech License Agreement dated January 31, 2000 between Seattle Genetics, Inc. and MabTech AB.
10.10†*	Non-Exclusive Public Health Service Patent Agreement dated September 15, 1998 among Seattle Genetics, Inc. and agencies within the United States Public Health Service.

10.11†*	Amendment No. 1 to Public Health Service Patent Agreement dated July 14, 2000 among Seattle Genetics, Inc. and agencies within the United States Public Health Service.
10.12†*	Non-Exclusive License Agreement dated September 29, 1998 between Seattle Genetics, Inc. and Creative BioMolecules, Inc.
10.13*	Sublease Agreement dated February 5, 1999 between Seattle Genetics, Inc. and ICOS Corporation.
10.14†*	Development Agreement dated July 20, 1999 between Seattle Genetics, Inc. and Genzyme Transgenic Corporation.
10.15†*	License Agreement dated September 20, 1999 between Seattle Genetics, Inc. and the University of Miami.
10.16†*	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seattle Genetics, Inc. and the University of Miami.
10.17†*	Amended and Restated Development and License Agreement dated March 2, 2001 between Seattle Genetics, Inc. and Genentech, Inc.
10.18†*	License Agreement dated January 24, 2000 between Seattle Genetics, Inc. and Genentech, Inc.
10.19†*	License Agreement dated February 3, 2000 between Seattle Genetics, Inc. and the Arizona Board of Regents.
10.20†*	Manufacturing Agreement dated October 16, 2000 between Seattle Genetics, Inc. and ICOS Corporation.
10.21*	Lease Agreement dated December 1, 2000 between Seattle Genetics, Inc. and WCM132-302, LLC.
10.22†*	Collaboration Agreement dated February 2, 2001 between Seattle Genetics, Inc. and Medarex, Inc.
10.23*	Common Stock Purchase Agreement dated February 2, 2001 between Seattle Genetics, Inc. and Medarex, Inc.
10.24*	Common Stock Purchase Agreement dated March 5, 2001 between Seattle Genetics, Inc. and Genentech, Inc.
10.25*	Amended and Restated 1998 Stock Option Plan.
10.26*	1998 Employee Stock Bonus Plan.
10.27*	2000 Directors' Stock Option Plan
10.28*	2000 Employee Stock Purchase Plan
10.29*	Form of Indemnification Agreement between Seattle Genetics, Inc. and each of its officers and directors.
10.30†**	Collaboration Agreement dated June 4, 2001 between Seattle Genetics, Inc. and Eos Biotechnology, Inc.
10.31†***	Contract Manufacturing Agreement dated August 1, 2001 between Seattle Genetics, Inc. and ICOS Corporation.

10.32***	Seattle Genetics, Inc. 2001 Executive Performance Plan.
10.33	Executive Employment Agreement dated October 26, 2001 between Seattle Genetics, Inc. and Clay B. Siegall
10.34	Executive Employment Agreement dated October 26, 2001 between Seattle Genetics, Inc. and H. Perry Fell.
23.1	Consent of Independent Accountants
24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K).

(*)
Previously filed as an exhibit to Registrant's registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(**)
Previously filed as an exhibit to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(***)
Previously filed as an exhibit to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

†
Confidential treatment requested as to certain portions of this Exhibit.

  (a)
  Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ H. Perry Fell H. Perry Fell Chairman of the Board, Chief Executive Officer
By:	/s/ Clay B Siegall Clay B. Siegall President and Chief Scientific Officer
By:	/s/ Tim Carroll Tim Carroll Chief Financial Officer

Date: March 29, 2002

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints H. Perry Fell and Clay B. Siegall, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. PERRY FELL	Chairman of the Board, Chief Executive Officer	March 29, 2002
/s/ CLAY B. SIEGALL	President and Chief Scientific Officer	March 29, 2002
/s/ CHARLES P. WAITE	Director	March 29, 2002
/s/ MICHAEL F. POWELL	Director	March 29, 2002

/s/ LOUIS C. BOCK	Director	March 29, 2002
/s/ MARC E. LIPPMAN	Director	March 29, 2002
/s/ DOUGLAS E. WILLIAMS	Director	March 29, 2002
/s/ KARL ERIK HELLSTROM	Director	March 29, 2002

QuickLinks

SEATTLE GENETICS, INC. FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 TABLE OF CONTENTS
PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Seattle Genetics, Inc. Index to Financial Statements
Seattle Genetics, Inc Report of Independent Accountants
Seattle Genetics, Inc. Balance Sheets
Seattle Genetics, Inc. Statements of Operations
Seattle Genetics, Inc. Statements of Stockholders' Equity (Deficit)
Seattle Genetics, Inc. Statements of Cash Flows
Seattle Genetics, Inc. Notes to Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
POWER OF ATTORNEY