Form 10-Q
period 2002-03-31
SEATTLE GENETICS INC /WA
filed 2002-05-14
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes ☒   No  ☐

As of April 30, 2002, there were 30,626,082 shares of the registrant’s Common Stock outstanding.

Seattle Genetics, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Seattle Genetics, Inc.

Balance Sheets

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$6,349,334	$8,293,504
Short-term investments	39,633,659	33,624,723
Interest receivable	736,935	724,953
Accounts receivable	51,576	81,603
Prepaid expenses and other current assets	874,302	477,782

Total current assets	47,645,806	43,202,565

Property and equipment, net	6,244,899	6,350,450
Restricted investments	984,016	982,002
Long-term investments	6,203,100	12,456,820
Other assets	36,406	36,406

Total assets	$61,114,227	$63,028,243

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,339,987	$895,536
Accrued liabilities	899,940	1,012,181
Deferred revenue	141,667	141,667

Total current liabilities	2,381,594	2,049,384

Deferred rent	152,931	107,052
Deferred revenue, net of current portion	165,278	200,694

Total long-term liabilities	318,209	307,746

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,927,812 and 29,322,741 issued and outstanding, respectively	29,928	29,323
Additional paid-in capital	101,925,824	98,484,346
Notes receivable from stockholders	(271,533)	(271,533)
Deferred stock compensation	(4,179,132)	(4,688,507)
Accumulated other comprehensive income	356,769	572,980
Accumulated deficit	(39,447,432)	(33,455,496)

Total stockholders’ equity	58,414,424	60,671,113

Total liabilities and stockholders’ equity	$61,114,227	$63,028,243

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2002	2001
Revenues
Collaboration and license agreements	$219,819	$—
Government grants	49,453	—

Total revenues	269,272	—

Operating expenses
Research and development (excludes non-cash stock-based compensation expense of $315,579 and $512,244, respectively)	4,852,896	2,855,999
General and administrative (excludes non-cash stock-based compensation expense of $563,948 and $730,127, respectively)	1,105,412	725,322

Non-cash stock-based compensation expense	879,527	1,242,371

Total operating expenses	6,837,835	4,823,692

Loss from operations	(6,568,563)	(4,823,692)

Investment income, net	576,627	577,761

Net loss	(5,991,936)	(4,245,931)

Accretion on mandatorily redeemable preferred stock	—	(3,295)

Net loss attributable to common stockholders	$(5,991,936)	$(4,249,226)

Basic and diluted net loss per share	$(0.20)	$(0.46)

Weighted-average shares used in computing basic and diluted net loss per share	29,508,376	9,279,630

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2002	2001
Operating activities
Net loss	$(5,991,936)	$(4,245,931)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of deferred compensation	879,527	1,242,371
Depreciation and amortization	280,781	78,606
Realized loss on sale of investments	—	3,652
Amortization (accretion) on investments	195,629	(13,442)
Deferred rent	45,880	—
Changes in operating assets and liabilities
Accounts receivable	30,027	—
Interest receivable	(11,982)	51,721
Prepaid expenses and other current assets	(396,285)	(307,124)
Accounts payable	1,031,493	711,739
Accrued liabilities	(112,241)	886,764
Deferred revenue	(35,417)	—
Net cash used in operating activities	(4,084,524)	(1,591,644)

Investing activities
Purchases of investments	(6,086,019)	(1,048,916)
Proceeds from sale and maturities of investments	5,916,950	7,520,633
Purchases of property and equipment	(762,508)	(127,990)
Net cash (used in) provided by investing activities	(931,577)	6,343,727

Financing activities
Net proceeds from issuance of common stock	3,071,931	46,979,745
Proceeds from subscription receivable	—	3,096
Net cash provided by financing activities	3,071,931	46,982,841

Net increase (decrease) in cash and cash equivalents	(1,944,170)	51,734,924

Cash and cash equivalents, at beginning of period	8,293,504	2,618,986

Cash and cash equivalents, at end of period	$6,349,334	$54,353,910

Supplemental disclosure of cash flow information
Non-cash investing and financing activities
Conversion of preferred stock to common stock	$—	$37,559,302

Increase (decrease) in deferred stock compensation	$370,152	$(123,160)

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Notes to Financial Statements

(Unaudited)

1.  Basis of presentation

The accompanying unaudited financial statements of Seattle Genetics, Inc. (“Seattle Genetics” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s annual report filed on Form 10-K as filed with the Securities and Exchange Commission.

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

2.  Collaboration and license agreements

In January 2002, the Company entered into an agreement with Genencor International, Inc. (Genencor) to jointly discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. The companies will share preclinical and clinical development costs and have the right to jointly commercialize any resulting products within the field.  Genencor may also pay specific fees and milestone payments. Seattle Genetics may also make milestone payments to Genencor.  As part of the collaboration, Genencor paid $3 million to acquire 573,614 shares of the Company’s common stock at fair value.

Also in March 2002, the Company entered into an agreement with Celltech Group plc (Celltech) to use Seattle Genetics’ antibody-drug conjugate technology with Celltech’s monoclonal antibodies and antibody fragments directed against specific diseases, including immunological targets.  Under the terms of the multi-year agreement, Celltech has paid an upfront technology access fee and may make progress-dependent milestone payments. In addition, Celltech will pay research and reagent fees and royalties on net sales of any resulting products. Celltech will be responsible for product development, manufacturing and marketing of any products generated through the collaboration.

3.  Net loss per share

Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of restricted shares of common stock issued that are subject to repurchase. The Company has excluded all outstanding options to purchase common stock and restricted shares of common stock subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share:

	Three months ended March 31,
	(Unaudited)
	2002	2001

Net loss attributable to common stockholders	$(5,991,936)	$(4,249,226)

Basic and diluted
Weighted-average shares used in computing basic and diluted net loss per share	29,508,376	9,279,630

Basic and diluted net loss per share	$(0.20)	$(0.46)

Antidilutive securities not included in net loss per share calculation
Options to purchase common stock	3,514,896	1,462,108
Restricted shares of common stock subject to repurchase	346,722	738,543
Total	3,861,618	2,200,651

4.  Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss.  Specifically, unrealized holding gains in available for sale investments, which were reported separately in stockholders’ equity, are included in accumulated other comprehensive loss.  Comprehensive loss and its components were as follows:

	Three months ended March 31,
	(Unaudited)
	2002	2001

Net loss	$(5,991,936)	$(4,245,931)
Unrealized (loss) gain on securities available for sale	(216,211)	52,982
Comprehensive loss	$(6,208,147)	$(4,192,949)

5.  Investments

Investments consist of the following:

	Fair Value March 31, 2001	Fair Value December 31, 2001
	(Unaudited)

U.S. corporate obligations	$24,383,969	$27,923,286
Mortgage-backed securities	14,188,170	11,288,709
U.S. government and agencies	7,730,126	7,286,394
Municipal bonds	518,510	565,156
Total	$46,820,775	$47,063,545

Reported as:
Short-term investments	$39,633,659	$33,624,723
Long-term investments	6,203,100	12,456,820
Restricted investments	984,016	982,002
Total	$46,820,775	$47,063,545

6.  Property and equipment

Property and equipment consists of the following:

	March 31, 2002	December 31, 2001
	(Unaudited)

Leasehold improvements	$3,750,901	$3,731,182
Laboratory equipment	2,245,408	2,135,986
Furniture and fixtures	777,899	761,683
Computers and office equipment	643,953	618,246
	7,418,161	7,247,097
Less: accumulated depreciation and amortization	(1,173,262)	(896,647)
Total	$6,244,899	$6,350,450

7.  Subsequent events

On April 19, 2002, the Company entered into an agreement with Genentech, Inc. (Genentech) to license Seattle Genetics’ proprietary antibody-drug conjugate technology for use with Genentech’s antibodies targeted to certain diseases. Under the terms of the multi-year agreement, Genentech has agreed to pay a $2.5 million upfront fee and may pay technology access fees and research fees, as well as progress-dependent milestone payments. Genentech will also pay royalties on net sales of any resulting products. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration.

As part of the collaboration, Genentech purchased 697,544 shares of Seattle Genetics’ common stock in a private placement for an aggregate purchase price at fair value of approximately $3.5 million. This stock purchase increases Genentech’s total equity ownership in Seattle Genetics to 1,663,530 shares, or approximately 5.4% of Seattle Genetics’ outstanding common stock. If an additional benchmark is achieved under the collaboration agreement, Seattle Genetics has an option, at its sole discretion, to sell additional equity to Genentech at fair value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Important Factors That May Affect Our Business, Results of Operations and Our Stock Price” set forth at the end of this Item 2 and those contained from time-to-time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We focus on the discovery and development of monoclonal antibody–based drugs to treat cancer and related diseases. We have four monoclonal antibody–based technologies: genetically engineered monoclonal antibodies; monoclonal antibody-drug conjugates (ADCs); single–chain immunotoxins; and antibody–directed enzyme prodrug therapy (ADEPT). Our technologies enable us to develop monoclonal antibodies that can kill cells on their own as well as those that require an increase in potency to destroy cancer cells. Using our expertise in cancer and monoclonal antibody technologies, we have constructed a diverse portfolio of product candidates targeted to many human tumors. Our technologies also provide us with an opportunity to partner with other companies that are developing monoclonal antibodies.

We have three monoclonal antibody–based product candidates in clinical trials, SGN-15, SGN-10 and SGN-30. SGN-15 and SGN-10 target a variety of cancers including breast, colon, prostate and lung. SGN-30 is being developed to treat patients with various hematologic malignancies. We also have four preclinical product candidates presently undergoing development for patients with solid tumors, melanoma or hematologic malignancies. These include PRO64553 (formerly SGN-14), which is being developed in an alliance with Genentech, Inc., and SGN-17/19, which is being developed in collaboration with Genencor International.  Two of our preclinical product candidates utilize our high-potency ADC technology, SGN-25 and a novel AC10-ADC. This next generation technology utilizes proprietary stable linker systems that can significantly reduce the toxic side effects caused by the systemic release of drugs associated with less stable linker technology. Our ADC technology also contains synthetic, highly-potent, cell-killing drugs including Auristatin E, which can be readily produced.

Since our inception, we have incurred substantial losses and, as of March 31, 2002, we had an accumulated deficit of $39.4 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody–based technologies, clinical trial costs of SGN-15, SGN-10 and SGN-30, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs, and non-cash stock–based compensation expenses associated with stock options granted to employees and consultants prior to our initial public offering in March 2001. We expect that our losses will increase for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

Results of Operations

Three months ended March 31, 2002 and 2001

Revenues.  Revenues increased to $269,000 for the three months ended March 31, 2002 from no revenues for the three months ended March 31, 2001.  Revenues for the three months ended March 31, 2002 were derived from the earned portion of technology-access fees, service and reagent fees and from a Small Business Innovative Research grant.

Research and development expenses.  Research and development expenses, excluding non-cash stock-based compensation expenses, increased 70% to $4.9 million for the three months ended March 31, 2002 from $2.9 million for the three months ended March 31, 2001. This increase was principally due to an increase in rent and occupancy costs related to our new headquarters and operations facility of approximately $806,000, an increase in contract manufacturing expenses of approximately $529,000 and an increase in personnel expenses of approximately $396,000.  The number of research and development personnel increased to 62 at March 31, 2002 from 42 at March 31, 2001.  We anticipate that research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities.

General and administrative expenses.  General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 52% to $1.1 million for the three months ended March 31, 2002 from $725,000 for the three months ended March 31, 2001.  This increase was primarily due to additional administrative personnel and other increases attributable to being a public company, including higher premiums for directors’ and officers’ insurance. The number of general and administrative personnel increased to 17 at March 31, 2002 from 11 at March 31, 2001.  We anticipate that general and administrative expenses will increase in the foreseeable future as we expand and incur the annualized costs related to our headquarters and operations facility.

Non-cash stock-based compensation expense.  Non-cash stock-based compensation expense decreased 29% to $880,000 for the three months ended March 31, 2002 from $1.2 million for the three months ended March 31, 2001.  This decrease is attributable to accelerated amortization of deferred stock-based compensation, which will decrease in later years as the options vest, and to adjustments to options subject to variable accounting. Variable accounting treatment will result in charges or credits, recorded to non-cash stock-based compensation, dependent on fluctuations in the quoted prices for the Company’s common stock.

Investment income, net.  Investment income remained fairly constant at $577,000 for the three months ended March 31, 2002 compared to $578,000 for the three months ended March 31, 2001.  Higher average balances of cash and cash equivalents, short-term and long-term investments and restricted investments at lower average interest yields for the three months ended March 31, 2002 counteracted lower average balances and higher average interest yields for the three months ended March 31, 2001, to produce equivalent amounts of investment income, net.   Average balances for the three months ended March 31, 2001 included the net proceeds from our initial public offering in March 2001.

Liquidity and Capital Resources

At March 31, 2002, cash, cash equivalents, short-term and long-term investments totaled $52.2 million and restricted investments amounted to $984,000.  We have financed our operations since inception through our initial public offering and concurrent private placement in March 2001, the private placement of equity securities prior to and subsequent to our initial public offering, revenue from license agreements, government grants and investment income, net. Our cash, cash equivalents, short-term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts.

Net cash used in operating activities for the three months ended March 31, 2002 was $4.1 million compared to $1.6 million for the three months ended March 31, 2001.  Expenditures in both periods were a result of clinical trials, contract manufacturing, preclinical research and development and general administrative expenses in support of our operations.  We expect cash used in operating activities to increase in the future as we increase our number of employees, expand our contract manufacturing initiatives and increase the patient enrollments of our clinical trials.

Net cash used in investing activities for the three months ended March 31, 2002 was $932,000 compared to $6.3 million of net cash provided by investing activities for the three months ended March 31, 2001.  Cash provided from investing activities for the three months ended March 31, 2001 includes $6.5 million from the sales of investments, net of purchases.  Purchases of property and equipment were $763,000 for the three months ended March 31, 2002 compared to $128,000 for the three months ended March 31, 2001.  We expect that our level of capital expenditures for 2002 will decrease when compared to 2001 because of the completion of a significant portion of our facility construction.

Net cash provided by financing activities was $3.1 million for the three months ended March 31, 2002 compared to $47.0 million for the three months ended March 31, 2001.  Financing activities during the three months ended March 31, 2002 consisted primarily of the receipt of $3.0 million from the private placement of common stock with Genencor International.  Financing activities during the three months ended March 31, 2001 included net proceeds of approximately $44.9 million from our initial public offering and approximately $2.0 million from our concurrent private placement.

We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with clinical trials, regulatory filings, manufacturing, and research and development collaborations.

Our future expenditures and capital requirements will depend on numerous factors, including the progress of our research and development activities, the cost of filing and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and our ability to establish license and collaboration agreements.

We believe that our current cash and investment balances will be sufficient to enable us to meet our anticipated expenditures and operating requirements for at least the next 12 months. We intend to seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private equity sales. However, additional financing may not be available on favorable terms or at all. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials, which may adversely affect our business and operations.

Subsequent Event

In April 2002, we announced that Genentech, Inc. had licensed our proprietary antibody-drug conjugate (“ADC”) technology for use with Genentech’s antibodies targeted to certain diseases. The collaboration agreement provides Genentech with broad access to our ADC technology for use with therapeutic antibodies recognizing multiple target antigens. Genentech intends to utilize this technology in its efforts to develop therapeutic antibodies linked to toxic payloads that could increase their potency.

Under the terms of the multi-year agreement, Genentech has agreed to pay a $2.5 million upfront fee and may pay technology access fees and research fees, as well as progress-dependent milestone payments.  Genentech will also pay royalties on net sales of any resulting products. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration.

As part of the collaboration, Genentech purchased 697,544 shares of our common stock in a private placement for an aggregate purchase price of approximately $3.5 million. This stock purchase increases Genentech’s total equity ownership in Seattle Genetics to 1,663,530 shares, or approximately 5.4% of our outstanding common stock. If an additional benchmark is achieved under the collaboration agreement, we have an option, at our sole discretion, to sell additional equity to Genentech. The shares sold to Genentech are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We have granted Genentech registration rights for such shares alongside existing registration rights holders. We intend to use the proceeds from this investment for working capital and general corporate purposes.

Important Factors That May Affect Our Business, Results of Operations and Our Stock Price

You should carefully consider the risks described below, together with all of the other information included in this quarterly report on Form 10-Q and the information incorporated by reference herein. If we do not effectively address the risks we face, our business will suffer and we may never achieve or sustain profitability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We incorporated in July 1997 and have a limited operating history upon which an investor may evaluate our operations and future prospects. We have incurred net losses since our inception and, as of March 31, 2002, we had an accumulated deficit of approximately $39.4 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements.  In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

Our product candidates are at an early stage of development and, if we are not able to successfully develop and commercialize them, we may not generate sufficient revenues to continue our business operations.

All of our product candidates are in early stages of development. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. We expect that much of our efforts and expenditures over the next few years will be devoted to SGN-15, SGN-10, SGN-30, PRO64553 (formerly SGN-14), SGN-17/19, SGN-25 and a novel AC10-ADC. These are our only product candidates in preclinical development, clinical trials or in collaboration with others at the present time. We have no drugs that have received regulatory approval for commercial sale.

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

From inception to March 31, 2002, we have used approximately $26.3 million of cash in operating activities and approximately $7.5 million of cash to purchase property and equipment. We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development and clinical trial activities. We believe that our existing cash and investment securities, milestone payments and research grants will be sufficient to fund our operations for at least the next 12 months. However, changes in our business may occur that would consume available capital resources sooner than we expect. If adequate funds are not available to us, we will be required to delay, reduce the scope of or eliminate one or more of our development programs. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority may vary significantly based on the type, complexity and novelty of the product involved as well as other factors.  To date, we have limited clinical data and have seen evidence of gastrointestinal toxicity with SGN-15 and SGN-10. Future trials may not show sufficient safety or efficacy to obtain the requisite regulatory approval for these product candidates or any other potential product candidates. Because SGN-15, SGN-10, SGN-30, PRO64553 (formerly SGN-14), SGN-17/19, SGN-25 and a novel AC10-ADC, are our only product candidates in clinical trials or preclinical development at the present time, any delays or difficulties we encounter may impact our ability to generate revenue and cause our stock price to decline significantly.

We may choose to, or may be required to, delay, suspend, repeat or terminate our clinical trials if patient enrollment cannot be achieved on a timely basis or if the trials are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

Clinical trials must be conducted in accordance with the FDA’s guidelines and are subject to oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under the FDA’s current Good Manufacturing Practices, and may require large numbers of test patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. We depend on medical institutions to conduct our clinical trials and to the extent they fail to enroll patients for our clinical trials or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business.

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

Due to these and other factors, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval, which could reduce or eliminate our revenue and delay or terminate the potential commercialization of our product candidates.

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the development of our product candidates.

We do not currently have the ability to manufacture the drug products that we need to conduct our clinical trials. For two of our product candidates in clinical trials, SGN-15 and SGN-10, we presently rely on drug products that were produced and vialed by Bristol-Myers Squibb and contract manufacturers retained by Bristol-Myers Squibb.  We intend to enter into agreements with contract manufacturers to supplement our supplies of SGN-15 and SGN-10 as necessary.  We have contracted with ICOS Corporation to manufacture clinical supplies of monoclonal antibody BR96, the monoclonal antibody used in our product candidate SGN-15. For our third product candidate in clinical trials, SGN-30, we also contracted with ICOS to manufacture preclinical and clinical supplies. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of these product candidates.

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

We have established and intend to continue to establish alliances with third party collaborators to develop and market our current and future product candidates. We may not be able to locate third party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone. If our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable.

We have a license agreement with Genentech pursuant to which they are developing our lead CD40 targeted product candidate, PRO64553 (formerly SGN-14), to treat patients with hematologic malignancies or other types of cancer. Genentech is also responsible for gaining final approval through the required U.S. and international regulatory authorities to ultimately market the product. At any time, Genentech may terminate the agreement for any reason and return the rights of the CD40 program to us.

If we are unable to protect our proprietary technology, trade secrets or know-how, we may not be able to operate our business profitably. Similarly, if we fail to sustain and further build our intellectual property rights, competitors may be able to develop competing therapies.

Our success depends, in part, on our ability to maintain protection for our products and technologies under the patent laws or other intellectual property laws of the United States, France, Germany, Japan, United Kingdom and Italy, as well as other countries. We have filed several patent applications with the U.S. Patent and Trademark Office for our technologies that are currently pending. We also have exclusive rights to issued U.S. patents, and foreign counterpart patents and patent applications in the countries listed above relating to our monoclonal antibody-based technology. Our rights to these patents are derived from worldwide licenses from Bristol-Myers Squibb, Arizona State University, Proacta Therapeutics and the National Institutes of Health, among others. In addition, we have licensed or optioned rights to pending U.S. patent applications and foreign counterpart patents and patent applications to third parties. The standards which the U.S. Patent and Trademark Office uses to grant patents are not always applied predictably or uniformly and can change. Consequently, the pending patent applications may not be allowed; and if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents may not contain claims that will permit us to stop competitors from using similar technology. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, the protection, if any, given by our patents if we attempt to enforce them or if they are challenged in court is uncertain. In addition, we rely on certain proprietary trade secrets and know-how. We have taken measures to protect our unpatented trade secrets and know-how, including the use of confidentiality and assignment of inventions agreements with our employees, consultants and certain contractors. It is possible, however, that these persons may breach the agreements or that our competitors may independently develop or otherwise discover our trade secrets.

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

We are highly dependent on the efforts and abilities of the principal members of our managerial and scientific staff, particularly Dr. H. Perry Fell, our Chairman and Chief Executive Officer, and Dr. Clay B. Siegall, our President and Chief Scientific Officer.  Additionally, we have several scientific personnel with significant and unique expertise in monoclonal antibodies and related technologies. The loss of the services of principal members of our managerial or scientific staff may prevent us from achieving our business objectives.

The competition for qualified personnel in the biotechnology field is intense, and we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we will be required to expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are not able to attract and retain these individuals on favorable terms, our business may be harmed.

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

Moreover, government health administrative authorities, private health insurers and other organizations are increasingly challenging both the need for and the price of new medical products and services. Consequently, uncertainty exists as to the reimbursement status of newly approved therapeutics and diagnostics. For these and other reasons, physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that we develop and even if they do, reimbursement may not be available for our products to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and product development.

Our stock price may be volatile and your shares may suffer a decline in value.

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. As a result of fluctuations in the price of our common stock you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including: announcements regarding the results of discovery efforts and preclinical and clinical activities by us or our competitors; changes in our existing corporate partnerships or licensing arrangements; establishment of new corporate partnering or licensing arrangements by us or our competitors; developments or disputes concerning our proprietary rights; issuance of new or changed analysts’ reports and recommendations regarding us or our competitors; share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; changes in government regulations; and economic or other external factors.

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

Our executive officers and directors and greater than 5% stockholders, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 65% of our outstanding common stock. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

We may engage in future acquisitions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We actively evaluate various strategic transactions on an ongoing basis, including in-licensing or acquiring complementary products, technologies or businesses.  Any potential acquisitions may entail numerous risks, including increased operating expenses and cash requirements, assimilation of operations and products, retention of key employees, diversion of our management’s attention and uncertainties in our ability to maintain key business relationships of the acquired entities.  In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.  Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

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

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

(c)   Recent Sales of Unregistered Securities

In January 2002, we formed a strategic alliance with Genencor International, Inc. to jointly discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. In conjunction with forming this strategic alliance, we sold Genencor 573,614 shares of our common stock for an aggregate purchase price of $3 million in a private placement.

In April 2002, we entered into an agreement with Genentech, Inc. to license our proprietary antibody-drug conjugate technology for use with Genentech’s antibodies targeted to certain diseases.   As part of the collaboration, we sold Genentech 697,544 shares of our common stock for an aggregate purchase price of approximately $3.5 million in a private placement.  This stock purchase increased Genentech’s total equity ownership in Seattle Genetics to 1,663,530 shares, or approximately 5.4% of Seattle Genetics’ outstanding common stock.

The shares of common stock sold to Genencor and Genentech were issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”).  Genencor and Genentech made certain representations to us as to investment intent, their receipt of all information they considered necessary or appropriate in deciding whether to purchase the securities, their knowledge and experience in financial or business matters such that they were capable of evaluating the risks and merits of the investment in the securities, and their ability to bear the economic risk of the investment in the securities, that they possessed a sufficient level of financial sophistication and that they received information about Seattle Genetics. The shares issued in the transactions were subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.

(d)  Use of Proceeds from Sale of Registered Securities

Seattle Genetics completed its initial public offering of common stock pursuant to a Registration Statement on Form S-1 under the Securities Act (File No. 333-50266) that was declared effective by the SEC on March 6, 2001.  The aggregate gross proceeds of the offering were $49.0 million, which resulted in net proceeds to us of approximately $44.4 million after deducting underwriting discounts and commissions and other offering expenses of $4.6 million. As of March 31, 2002, we had used approximately $22.7 million of the offering proceeds, including $1.1 million for clinical trials, $7.0 million for contract manufacturing costs, $6.1 million for purchase of property and equipment and approximately $8.5 million for preclinical research and development activities and general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 6.                    Exhibits and Reports on Form 8-K.

(a)                                  Exhibits:

Exhibit Number

3.1*	Amended and Restated Certificate of Incorporation of the Registrant

3.2*	Bylaws of the Registrant

4.1*	Form of Stock Certificate

4.2*	Amended and Restated Investors Rights Agreement dated December 22, 2000 by and among the Registrant and certain holders of the Registrant’s capital stock.

10.1†	Collaboration Agreement dated January 4, 2002 between Seattle Genetics, Inc. and Genencor International, Inc.

10.2	Common Stock Purchase Agreement dated January 4, 2002 between Seattle Genetics and Genencor International, Inc.

10.3†	Collaboration Agreement dated March 27, 2002 between Seattle Genetics, Inc. and Celltech R&D Limited.

*

Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Securities and Exchange Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

†	Confidential treatment requested.

(b)           Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seattle Genetics, Inc.

	By:	/s/ TIM CARROLL
Tim Carroll
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Date: May 14, 2002

INDEX TO EXHIBITS

Exhibit Number

3.1*	Amended and Restated Certificate of Incorporation of the Registrant

3.2*	Bylaws of the Registrant

4.1*	Form of Stock Certificate

4.2*	Amended and Restated Investors Rights Agreement dated December 22, 2000 by and among the Registrant and certain holders of the Registrant’s capital stock.

10.1†	Collaboration Agreement dated January 4, 2002 between Seattle Genetics, Inc. and Genencor International, Inc.

10.2	Common Stock Purchase Agreement dated January 4, 2002 between Seattle Genetics and Genencor International, Inc.

10.3†	Collaboration Agreement dated March 27, 2002 between Seattle Genetics, Inc. and Celltech R&D Limited.

*

Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

†	Confidential treatment requested.