Form 10-Q
period 2002-06-30
SEATTLE GENETICS INC /WA
filed 2002-08-13
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒   No  ☐

As of July 31, 2002, there were 30,680,687 shares of the registrant’s Common Stock outstanding.

Seattle Genetics, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Seattle Genetics, Inc.

Balance Sheets

(Unaudited)

	June 30, 2002	December 31, 2001
Assets

Current assets
Cash and cash equivalents	$4,124,998	$8,293,504
Short-term investments	31,520,452	33,624,723
Interest receivable	680,349	724,953
Accounts receivable	140,806	81,603
Prepaid expenses and other current assets	700,870	477,782

Total current assets	37,167,475	43,202,565

Property and equipment, net	6,205,248	6,350,450
Restricted investments	994,767	982,002
Long-term investments	17,372,995	12,456,820
Other assets	36,406	36,406

Total assets	$61,776,891	$63,028,243

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$604,362	$895,536
Accrued liabilities	1,376,760	1,012,181
Deferred revenue	766,667	141,667

Total current liabilities	2,747,789	2,049,384

Deferred rent	195,591	107,052
Deferred revenue, net of current portion	2,373,611	200,694

Total long-term liabilities	2,569,202	307,746

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,659,817 and 29,322,741 shares issued and outstanding, respectively	30,660	29,323
Additional paid-in capital	105,414,987	98,484,346
Notes receivable from stockholders	(271,533)	(271,533)
Deferred stock compensation	(3,336,274)	(4,688,507)
Accumulated other comprehensive income	335,577	572,980
Accumulated deficit	(45,713,517)	(33,455,496)

Total stockholders’ equity	56,459,900	60,671,113

Total liabilities and stockholders’ equity	$61,776,891	$63,028,243

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues
Collaboration and license agreements	$332,357	$34,584	$552,176	$34,584
Government grants	43,048	—	92,501	—

Total revenues	375,405	34,584	644,677	34,584

Operating expenses
Research and development (excludes non-cash stock-based compensation expense of $269,796 $517,788, $585,375 and $1,030,031, respectively)	5,314,607	3,519,105	10,167,503	6,375,104
General and administrative (excludes non-cash stock-based compensation expense of $557,973 $1,161,923, $1,121,921 and $1,892,051, respectively)	1,054,793	832,179	2,160,205	1,557,501

Non-cash stock-based compensation expense	827,769	1,679,711	1,707,296	2,922,082

Total operating expenses	7,197,169	6,030,995	14,035,004	10,854,687

Loss from operations	(6,821,764)	(5,996,411)	(13,390,327)	(10,820,103)

Investment income, net	555,679	886,068	1,132,306	1,463,829

Net loss	(6,266,085)	(5,110,343)	(12,258,021)	(9,356,274)

Accretion on mandatorily redeemable preferred stock	—	—	—	(3,295)

Net loss attributable to common stockholders	$(6,266,085)	$(5,110,343)	$(12,258,021)	$(9,359,569)

Basic and diluted net loss per share	$(0.21)	$(0.18)	$(0.41)	$(0.49)

Weighted-average shares used in computing basic and diluted net loss per share	30,184,006	28,625,420	29,848,057	19,005,967

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2002	2001
Operating activities
Net loss	$(12,258,021)	$(9,356,274)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,707,296	2,922,082
Depreciation and amortization	578,407	160,590
Realized (gain) loss on sale of investments	(3,100)	15,872
Amortization on investments	378,009	120,862
Deferred rent	88,539	15,293
Changes in operating assets and liabilities
Accounts receivable	(59,203)	—
Interest receivable	44,604	(707,026)
Prepaid expenses and other current assets	(222,853)	(2,007,562)
Accounts payable	295,869	1,705,354
Accrued liabilities	364,579	1,320,749
Deferred revenue	2,797,917	413,195
Net cash used in operating activities	(6,287,957)	(5,396,865)

Investing activities
Purchases of investments	(16,552,934)	(50,150,679)
Proceeds from sale and maturities of investments	13,115,954	11,343,500
Purchases of property and equipment	(1,020,484)	(1,069,863)
Net cash used in investing activities	(4,457,464)	(39,877,042)

Financing activities
Net proceeds from issuance of common stock	6,576,915	46,982,461
Proceeds from subscription receivable	—	3,096
Net cash provided by financing activities	6,576,915	46,985,557

Net increase (decrease) in cash and cash equivalents	(4,168,506)	1,711,650

Cash and cash equivalents, at beginning of period	8,293,504	2,618,986

Cash and cash equivalents, at end of period	$4,124,998	$4,330,636

Supplemental disclosure of cash flow information
Non-cash investing and financing activities
Conversion of preferred stock to common stock	$—	$37,559,302

Increase (decrease) in deferred stock compensation	$355,063	$(255,309)

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Collaboration and license agreements

In April 2002, the Company entered into an agreement with Genentech, Inc. to license Seattle Genetics’ antibody-drug conjugate technology for use with Genentech’s antibodies targeted to certain diseases.  Under the terms of the multi-year agreement, Genentech paid a $2.5 million upfront fee and will pay technology access fees and research fees, as well as progress-dependent milestone payments.  Genentech will also pay royalties on net sales of any resulting products. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration.

As part of the collaboration, on April 19, 2002 Genentech purchased 697,544 shares of Seattle Genetics’ common stock in a private placement for an aggregate purchase price at fair value of approximately $3.5 million. This stock purchase increased Genentech’s total equity ownership in Seattle Genetics to 1,663,530 shares, or approximately 5.4% of Seattle Genetics’ outstanding common stock. If an additional benchmark is achieved under the collaboration agreement, Seattle Genetics has an option, at its sole discretion, to sell additional equity to Genentech at fair value.

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

The following table presents the calculation of basic and diluted net loss per share (Unaudited):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net loss attributable to common stockholders	$(6,266,085)	$(5,110,343)	$(12,258,021)	$(9,359,569)

Weighted-average shares used in computing basic and diluted net loss per share	30,184,006	28,625,420	29,848,057	19,005,967

Basic and diluted net loss per share	$(0.21)	$(0.18)	$(0.41)	$(0.49)

Antidilutive securities not included in net loss per share calculation
Options to purchase common stock	3,607,185	2,375,130	3,607,185	2,375,130
Restricted shares of common stock subject to repurchase	305,003	617,189	305,003	617,189
Total	3,912,188	2,992,319	3,912,188	2,992,319

4.  Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss.  Specifically, unrealized holding gains in available for sale investments, which were reported separately in stockholders’ equity, are included in accumulated other comprehensive loss.  Comprehensive loss and its components were as follows (Unaudited):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net loss	$(6,266,085)	$(5,110,343)	$(12,258,021)	$(9,356,274)
Unrealized (loss) gain on securities available for sale	(21,192)	69,717	(237,403)	122,699
Comprehensive loss	$(6,287,277)	$(5,040,626)	$(12,495,424)	$(9,233,575)

5.  Investments

Investments consist of the following (Unaudited):

	Fair Value June 30, 2002	Fair Value December 31, 2001

U.S. corporate obligations	$25,331,072	$27,923,286
Mortgage-backed securities	17,372,995	11,288,709
U.S. government and agencies	7,084,147	7,286,394
Taxable municipal bonds	100,000	565,156
Total	$49,888,214	$47,063,545

Reported as:
Short-term investments	$31,520,452	$33,624,723
Long-term investments	17,372,995	12,456,820
Restricted investments	994,767	982,002
Total	$49,888,214	$47,063,545

6.  Property and equipment

Property and equipment consists of the following (Unaudited):

	June 30, 2002	December 31, 2001

Leasehold improvements	$3,786,934	$3,731,182
Laboratory equipment	2,383,735	2,135,986
Furniture and fixtures	818,923	761,683
Computers and office equipment	686,545	618,246
	7,676,137	7,247,097
Less: accumulated depreciation and amortization	(1,470,889)	(896,647)
Total	$6,205,248	$6,350,450

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

We have three monoclonal antibody–based product candidates in clinical trials, SGN-15, SGN-10 and SGN-30. SGN-15 and SGN-10 target a variety of cancers including breast, colon, prostate and lung. SGN-30 is being developed to treat patients with various hematologic malignancies. We also have four preclinical product candidates presently undergoing development for patients with solid tumors, melanoma or hematologic malignancies. These include PRO64553 (formerly SGN-14), which is being developed through a license agreement with Genentech, and SGN-17/19, which is being developed in collaboration with Genencor International, Inc.  Two of our preclinical product candidates, SGN-25 and SGN-35, utilize our high-potency ADC technology. This technology utilizes proprietary stable linker systems that may reduce the toxic side effects caused by the systemic release of drugs associated with less stable linker technology.

Since our inception, we have incurred substantial losses and, as of June 30, 2002, we had an accumulated deficit of $45.7 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody–based technologies, clinical trial costs of SGN-15, SGN-10 and SGN-30, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs, and non-cash stock–based compensation expenses associated with stock options granted to employees and consultants prior to our initial public offering in March 2001. We expect that our losses will increase for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

Results of Operations

Three months ended June 30, 2002 and 2001

Revenues.  Revenues increased to $375,000 for the three months ended June 30, 2002 from $35,000 for the three months ended June 30, 2001.  Revenues for the three months ended June 30, 2002 were derived from the earned portion of technology-access fees of approximately $167,000, from service and reagent fees of approximately $165,000 and from a Small Business Innovative Research grant of approximately $43,000.  Revenues for the three months ended June 30, 2001 were derived from the earned portion of a technology licensing fee of approximately $12,000 and service and reagent fees of approximately $25,000.

Research and development expenses.  Research and development expenses, excluding non-cash stock-based compensation expenses, increased 51% to $5.3 million for the three months ended June 30, 2002 from $3.5 million for the three months ended June 30, 2001. This increase was principally due to an increase in personnel expenses of approximately $542,000, an increase in rent and occupancy costs related to our headquarters and operations facility of approximately $525,000 and the proportionate increased usage of laboratory materials and supplies.  The number of research and development personnel increased to 69 at June 30, 2002 from 42 at June 30, 2001.  Research and development expenses for the three months ended June 30, 2002 were reduced by shared development funding under our collaboration agreement with Genencor.  These shared development funds may fluctuate from quarter to quarter and may produce additional funding or expenses as the development activities progress.  We anticipate that research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities.

General and administrative expenses.  General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 27% to $1.1 million for the three months ended June 30, 2002 from $832,000 for the three months ended June 30, 2001.  This increase was primarily due to additional administrative personnel. The number of general and administrative personnel increased to 19 at June 30, 2002 from 13 at June 30, 2001.  We anticipate that general and administrative expenses will continue to increase in the foreseeable future as we expand and incur the annualized costs related to our headquarters and operations facility.

Non-cash stock-based compensation expense.  Non-cash stock-based compensation expense decreased 51% to $828,000 for the three months ended June 30, 2002 from $1.7 million for the three months ended June 30, 2001.  This decrease is attributable to the accelerated amortization of deferred stock-based compensation, which will decrease in later years as the options vest, and to adjustments to options subject to variable accounting. Variable accounting treatment will result in charges or credits, recorded to non-cash stock-based compensation, dependent on fluctuations in the market value of the Company’s common stock.

Investment income, net.  Investment income decreased 37% to $556,000 for the three months ended June 30, 2002 compared to $886,000 for the three months ended June 30, 2001.  Lower average balances of cash and cash equivalents, short-term and long-term investments and restricted investments at lower average interest yields for the three months ended June 30, 2002, compared to higher average balances and higher average interest yields for the three months ended June 30, 2001, produced the lower amount of investment income, net

Six months ended June 30, 2002 and 2001

Revenues.  Revenues increased to $645,000 for the six months ended June 30, 2002 from $35,000 for the six months ended June 30, 2001.  Revenues for the six months ended June 30, 2002 were derived from the earned portion of technology-access fees of approximately $202,000, from service and reagent fees of approximately $350,000 and from a Small Business Innovative Research grant of approximately $93,000.  Revenues for the six months ended June 30, 2001 were derived from the earned portion of a technology licensing fee of approximately $12,000 and service and reagent fees of approximately $25,000.

Research and development expenses.  Research and development expenses, excluding non-cash stock-based compensation expenses, increased 60% to $10.2 million for the six months ended June 30, 2002 from $6.4 million for the six months ended June 30, 2001. This increase was principally due to an increase in rent and occupancy costs related to our headquarters and operations facility of approximately $1.2 million, an increase in personnel expenses of approximately $938,000, an increase in contract manufacturing expenses of approximately $583,000 and the proportionate increased usage of laboratory materials and supplies.  The number of research and development personnel increased to 69 at June 30, 2002 from 42 at June 30, 2001.  Research and development expenses for the six months ended June 30, 2002 were reduced by shared development funding under our collaboration agreement with Genencor.  These shared development funds may fluctuate from quarter to quarter and may produce additional funding or expenses as the development activities progress.  We anticipate that research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities.

General and administrative expenses.  General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 39% to $2.2 million for the six months ended June 30, 2002 from $1.6 million for the six months ended June 30, 2001.  This increase was primarily due to additional administrative personnel and other increases attributable to being a public company, including directors’ and officers’ insurance. The number of general and administrative personnel increased to 19 at June 30, 2002 from 13 at June 30, 2001.  We anticipate that general and administrative expenses will continue to increase in the foreseeable future as we expand and incur the annualized costs related to our headquarters and operations facility.

Non-cash stock-based compensation expense.  Non-cash stock-based compensation expense decreased 42% to $1.7 million for the six months ended June 30, 2002 from $2.9 million for the six months ended June 30, 2001.  This decrease is attributable to the accelerated amortization of deferred stock-based compensation, which will decrease in later years as the options vest, and to adjustments to options subject to variable accounting. Variable accounting treatment will result in charges or credits, recorded to non-cash stock-based compensation, dependent on fluctuations in the market value of the Company’s common stock.

Investment income, net.  Investment income decreased 23% to $1.1 million for the six months ended June 30, 2002 compared to $1.5 million for the six months ended June 30, 2001.  Lower average balances of cash and cash equivalents, short-term and long-term investments and restricted investments at lower average interest yields for the six months ended June 30, 2002, compared to higher average balances and higher average interest yields for the six months ended June 30, 2001, produced the lower amount of investment income, net

Liquidity and Capital Resources

At June 30, 2002, cash, cash equivalents, short-term and long-term investments totaled $53.0 million and restricted investments amounted to $995,000.  We have financed our operations since inception through our initial public offering and concurrent private placement in March 2001, the private placement of equity securities prior to and subsequent to our initial public offering, revenue from license agreements, government grants and investment income, net. Our cash, cash equivalents, short-term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts.

Net cash used in operating activities for the six months ended June 30, 2002 was $6.3 million compared to $5.4 million for the six months ended June 30, 2001.  Expenditures in both periods were a result of clinical trials, contract manufacturing, preclinical research and development and general administrative expenses in support of our operations.  For both periods, we have financed a portion of the net cash used to support operating activities from various collaborative sources. These sources include technology access and license fees, and shared development funding received under our collaboration agreements with Eos Biotechnology, Celltech Group , Genentech and Genencor.  We expect cash used in operating activities to increase in the future as we increase our number of employees, expand our contract manufacturing initiatives and increase the patient enrollments of our clinical trials.

Net cash used in investing activities for the six months ended June 30, 2002 was $4.5 million compared to $39.9 million for the six months ended June 30, 2001.  Cash used in investing activities for the six months ended June 30, 2002 included $3.4 million from the purchase of investments, net of sales and maturities of investments compared to $38.8 million for the six months ended June 20, 2001.  Purchases of property and equipment were $1.0 million for the six months ended June 30, 2002 compared to $1.1 million for the six months ended June 30, 2001.  We expect that our level of capital expenditures for 2002 will decrease when compared to 2001 because of the completion of a significant portion of our facility construction, which occurred during the second half of 2001.

Net cash provided by financing activities was $6.6 million for the six months ended June 30, 2002 compared to $47.0 million for the six months ended June 30, 2001.  Financing activities during the six months ended June 30, 2002 consisted primarily of the receipt of $3.0 million from the private placement of common stock with Genencor and $3.5 million from the private placement of common stock with Genentech.  Financing activities during the six months ended June 30, 2001 included net proceeds of approximately $44.9 million from our initial public offering and approximately $2.0 million from our concurrent private placement.

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

Stock-based compensation.  We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair market value of our common stock on the date of grant. We recognize no compensation expense on these employee stock option grants. We also have, in the past, granted stock options for a fixed number of shares to employees with an exercise price less than the fair market value of our common stock on the date of grant. We recognize the difference between the exercise price and fair market value as compensation expense, which is recognized on an accelerated basis over the vesting period of the stock options. For certain stock options granted to nonemployees, we recognize as expense the estimated fair value of such options as calculated by the Black–Scholes option pricing model, which is re-measured during the service period. Fair value is determined using allowable methodologies and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter.

Investments.  Our investments are diversified among high-credit quality debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included as a component of stockholders’ equity (deficit). Realized gains and losses and declines in value of investments judged to be other than temporary are included in other income (expense). The fair market value of our investments is subject to volatility. To date, the carrying values of our investments have not been written down due to declines in value judged to be other than temporary. Declines in the fair market value of our investments judged to be other than temporary could adversely affect our future operating results.

Income Taxes.  We have net deferred tax assets, which are fully offset by a valuation allowance due to our determination that the criteria for recognition have not been met. We believe that a full valuation allowance will be required on losses reported in future periods. In the event we were to determine that we would be able to realize our net deferred tax assets in the future, an adjustment to the deferred tax asset would be made, increasing income (or decreasing losses) in the period in which such a determination was made.

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

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability for some time, if at all. Our limited operating history may make it difficult to evaluate our business and an investment in our common stock.

We incorporated in July 1997 and have a limited operating history upon which an investor may evaluate our operations and future prospects. We have incurred net losses  in each of our years of operation and, as of June 30, 2002, we had an accumulated deficit of approximately $45.7 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements.  In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

Our product candidates are at an early stage of development and, if we are not able to successfully develop and commercialize them, we may not generate sufficient revenues to continue our business operations.

All of our product candidates are in early stages of development. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. We expect that much of our efforts and expenditures over the next few years will be devoted to SGN-15, SGN-10, SGN-30, PRO64553 (formerly SGN-14), SGN-17/19, SGN-25 and SGN-35. These are our only product candidates in preclinical development, clinical trials or in collaboration with others at the present time. We have no drugs that have received regulatory approval for commercial sale.

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

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development and clinical trial activities. We believe that our existing cash and investment securities will be sufficient to fund our operations for at least the next 12 months. However, changes in our business may occur that would consume available capital resources sooner than we expect. If adequate funds are not available to us, we will be required to delay, reduce the scope of or eliminate one or more of our development programs. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority may vary significantly based on the type, complexity and novelty of the product involved, as well as other factors.  To date, we have limited clinical data and have seen evidence of gastrointestinal toxicity with SGN-15 and SGN-10.  We also recently completed and closed accrual on our clinical trial of SGN-15 in combination with Taxotere® for the treatment of colon cancer.  Based on the data generated in that trial, we do not intend to pursue SGN-15 in combination with Taxotere for the treatment of colon cancer.  Future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain the requisite regulatory approval. Because SGN-15, SGN-10, SGN-30, PRO64553 (formerly SGN-14), SGN-17/19, SGN-25 and SGN-35, are our only product candidates in preclinical development or clinical trials at the present time, any delays or difficulties we encounter with these product candidates may impact our ability to generate revenue and cause our stock price to decline significantly.

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

In addition, we or the FDA might delay or halt our clinical trials of a product candidate for various reasons, including: deficiencies in the conduct of the clinical trials; the product candidate may have unforeseen adverse side effects; the time required to determine whether the product candidate is effective may be longer than expected; fatalities arising during a clinical trial due to medical problems that may not be related to clinical trial treatments; the product candidate may not appear to be more effective than current therapies; we may have insufficient patient enrollment in the clinical trials; the quality or stability of the product candidate may fall below acceptable standards; or we may not be able to produce sufficient quantities of the product candidate to complete the trials.

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

We do not currently have the ability to manufacture the drug products that we need to conduct our clinical trials. For two of our product candidates in clinical trials, SGN-15 and SGN-10, we presently rely on drug products that were produced and vialed by Bristol-Myers Squibb and contract manufacturers retained by Bristol-Myers Squibb.  We have entered into, and intend to continue to enter into, agreements with contract manufacturers to supplement our supplies of SGN-15 and SGN-10 as necessary.  We have contracted with ICOS Corporation to manufacture clinical supplies of monoclonal antibody BR96, the monoclonal antibody used in our product candidate SGN-15.  For our third product candidate in clinical trials, SGN-30, we also contracted with ICOS to manufacture preclinical and clinical supplies. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of these product candidates.

For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of our product candidates for use in our clinical trials. If our contract manufacturers or other third parties fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be unable to continue development and production of our product candidates.

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

We have established and intend to continue to establish alliances with third-party collaborators to develop and market some of our current and future product candidates and to license our antibody-drug conjugate technology.  These collaborations provide us cash and revenues through technology access and license fees, sponsored research fees, equity sales and potential milestone and royalty payments.  We use these funds to partially fund the development costs of our internal pipeline of product candidates.  Collaborations can also create and strengthen our relationships with leading biotechnology and pharmaceutical companies and may provide synergistic benefits by combining our technologies with the technologies of our collaborators.

We currently have a license agreement with Genentech pursuant to which they are developing our lead CD40 targeted product candidate, PRO64553 (formerly SGN-14), to treat patients with hematologic malignancies or other types of cancer. Genentech is responsible for gaining final approval through the required U.S. and international regulatory authorities to ultimately market the product.  We also have a collaboration with Genencor regarding our ADEPT technology and co-development of our SGN-17/19 product candidate for the treatment of metastatic melanoma.  In addition we have licensed our antibody-drug conjugate technology to Eos Biotechnology, Celltech Group and Genentech for the development of antibody-drug conjugate therapies.  Under certain conditions, these collaborators may terminate their agreements with us and discontinue use of our technologies.

We cannot control the amount and timing of resources our collaborators may devote to products incorporating our technology.  Additionally, our relationships with our collaborators divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects.  Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators.  Even if our collaborators continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our collaborators may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations.  If any of our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties.  Furthermore, if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable.  In the future, we may not be able to locate third party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.

We depend on a small number of collaborators for most of our current revenue.  The loss of any one of these collaborators could result in a substantial decline in our revenue.

We have collaborations with a limited number of companies.  To date, almost all of our revenue has resulted from payments made under agreements with our corporate collaborators, and we expect that most of our future revenue will continue to come from corporate collaborations until the approval and commercialization of one or more of our product candidates.  The failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments or royalties, could have a material adverse effect on our financial performance.  Payments under our existing and future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

We rely on license agreements for certain aspects of our product candidates and technology.  Failure to maintain these license agreements could prevent us from developing or commercializing our product candidates and technology.

We have entered into agreements with third-party commercial and academic institutions to license technology for use in our ADC technology and product candidates.  Currently, we have license agreements with Bristol-Myers Squibb, Arizona State University, Proacta Therapeutics, the National Institutes of Health, Mabtech AB and the University of Miami, among others.  Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement.  Many of our license agreements grant us exclusive licenses to the underlying technologies.  If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our product candidates.

If we are unable to protect our proprietary technology, trade secrets or know-how, we may not be able to operate our business profitably. Similarly, if we fail to sustain and further build our intellectual property rights, competitors may be able to develop competing therapies.

Our success depends, in part, on our ability to maintain protection for our products and technologies under the patent laws or other intellectual property laws of the United States, France, Germany, Japan, United Kingdom and Italy, as well as other countries. We have filed several patent applications with the U.S. Patent and Trademark Office for our technologies that are currently pending.  We also have exclusive rights to issued U.S. patents, foreign counterpart patents and patent applications in the countries listed above relating to our monoclonal antibody-based technology. Our rights to these patents are derived from worldwide licenses from Bristol-Myers Squibb, Arizona State University, Proacta Therapeutics and the National Institutes of Health, among others. In addition, we have licensed or optioned rights to pending U.S. patent applications and foreign counterpart patents and patent applications to third parties.

The standards which the U.S. Patent and Trademark Office uses to grant patents are not always applied predictably or uniformly and can change. Consequently, the pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents may not contain claims that will permit us to stop competitors from using similar technology. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, the protection, if any, given by our patents if we attempt to enforce them or if they are challenged in court is uncertain. In addition, we rely on certain proprietary trade secrets and know-how. We have taken measures to protect our unpatented trade secrets and know-how, including the use of confidentiality and assignment of inventions agreements with our employees, consultants and certain contractors. It is possible, however, that these persons may breach the agreements or that our competitors may independently develop or otherwise discover our trade secrets.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are developing products for the same disease indications as we are. Some of these competitors have received regulatory approval or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, Genentech, Immunogen, IDEC Pharmaceuticals, Medarex and Wyeth are developing and/or marketing products that may compete with ours. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than those being developed by us or that would render our technology obsolete or noncompetitive.

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

We have no experience in commercializing products on our own and, to the extent we do not develop this ability or contract with a third party to assist us, we may not be able to successfully sell our product candidates.

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

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. For example, during the three months ended June 30, 2002, our common stock price fluctuated between $3.53 per share and $6.69 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including: announcements regarding the results of discovery efforts and preclinical and clinical activities by us or our competitors; changes in our existing corporate partnerships or licensing arrangements; establishment of new corporate partnering or licensing arrangements by us or our competitors; developments or disputes concerning our proprietary rights; issuance of new or changed analysts’ reports and recommendations regarding us or our competitors; share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; changes in government regulations; and economic or other external factors.

We face product liability risks and may not be able to obtain adequate insurance to protect us against losses.

We currently have no products that have been approved for commercial sale. However, the current and future use of our product candidates by us and our corporate collaborators in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited general commercial liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

Our existing stockholders have significant control of our management and affairs, which they could exercise against your best interests.

Our executive officers and directors and greater than 5% stockholders, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 62% of our outstanding common stock. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

We may engage in future acquisitions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses.  Any potential acquisitions may entail numerous risks, including increased operating expenses and cash requirements, assimilation of operations and products, retention of key employees, diversion of our management’s attention and uncertainties in our ability to maintain key business relationships of the acquired entities.  In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.  Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

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

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

(c)   Recent Sales of Unregistered Securities

In April 2002, we entered into an agreement with Genentech to license our proprietary antibody-drug conjugate technology for use with Genentech’s antibodies targeted to certain diseases.   As part of the collaboration, on April 19, 2002 we sold Genentech 697,544 shares of our common stock for an aggregate purchase price of approximately $3.5 million in a private placement.  This stock purchase increased Genentech’s total equity ownership in Seattle Genetics to 1,663,530 shares, or approximately 5.4% of Seattle Genetics’ outstanding common stock.  The shares of common stock sold to Genentech were issued in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”).  Genentech made certain representations to us as to investment intent, their receipt of all information they considered necessary or appropriate in deciding whether to purchase the securities, their knowledge and experience in financial or business matters such that they were capable of evaluating the risks and merits of the investment in the securities, and their ability to bear the economic risk of the investment in the securities, that they possessed a sufficient level of financial sophistication and that they received information about Seattle Genetics. The shares issued in the transactions were subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.

(d)  Use of Proceeds from Sale of Registered Securities

Seattle Genetics completed its initial public offering of common stock pursuant to a Registration Statement on Form S-1 under the Securities Act (File No. 333-50266) that was declared effective by the SEC on March 6, 2001.  The aggregate gross proceeds of the offering were $49.0 million, which resulted in net proceeds to us of approximately $44.4 million after deducting underwriting discounts and commissions and other offering expenses of $4.6 million. As of June 30, 2002, we had used $25.2 million of the offering proceeds, including $9.1 million for preclinical research and development activities and general corporate purposes, $8.3 million for contract manufacturing costs, $6.4 million for purchase of property and equipment and $1.4 million for clinical trial expenses.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on May 15, 2002, stockholders representing a total of 28,355,680 shares of common stock entitled to vote at the meeting, constituting a quorum, voted to approve the following proposals by the margins indicated:

1.             To elect two directors to our board of directors to hold office until the 2005 annual meeting of stockholders.

Name	Number of Shares
	For	Withheld
Karl Erik Hellström. M.D., Ph.D.	28,343,810	11,870
Michael Powell, Ph.D.	28,344,460	11,220

2.                                    To approve the amendment of the Company’s 2000 Directors’ Stock Option Plan to increase the number of options granted annually to each nonemployee director.

For	27,615,312
Against	171,351
Abstain	569,017
Broker Non-Votes	0

3.                                    To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2002.

For	28,299,357
Against	52,333
Abstain	3,990
Broker Non-Votes	0

Item 6.                    Exhibits and Reports on Form 8-K.

(a)                                  Exhibits:

Exhibit Number

3.1*	Amended and Restated Certificate of Incorporation of the Registrant

3.2*	Bylaws of the Registrant

4.1*	Form of Stock Certificate

4.2*	Amended and Restated Investors Rights Agreement dated December 22, 2000 by and among the Registrant and certain holders of the Registrant’s capital stock.

10.1†	Collaboration Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.2†	2002 Common Stock Purchase Agreement dated April 19, 2002 between Seattle Genetics and Genentech, Inc.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Securities and Exchange Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

†	Confidential treatment requested.

(b)                                  Reports on Form 8-K:

On April 26, 2002, we filed a Form 8-K announcing our antibody-drug conjugate collaboration with Genentech.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seattle Genetics, Inc.

	By:	/s/ Tim Carroll
Tim Carroll
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Date: August 13, 2002

INDEX TO EXHIBITS

Exhibit Number

3.1*	Amended and Restated Certificate of Incorporation of the Registrant

3.2*	Bylaws of the Registrant

4.1*	Form of Stock Certificate

4.2*	Amended and Restated Investors Rights Agreement dated December 22, 2000 by and among the Registrant and certain holders of the Registrant’s capital stock.

10.1†	Collaboration Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.2†	2002 Common Stock Purchase Agreement dated April 19, 2002 between Seattle Genetics and Genentech, Inc.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

†	Confidential treatment requested.