Form 10-Q
period 2002-09-30
SEATTLE GENETICS INC /WA
filed 2002-11-12
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒   No  ☐

As of October 31, 2002, there were 30,689,477 shares of the registrant’s Common Stock outstanding.

Seattle Genetics, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Seattle Genetics, Inc.

Balance Sheets

(Unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets
Cash and cash equivalents	$8,895,913	$8,293,504
Short-term investments	22,001,068	33,624,723
Interest receivable	494,006	724,953
Accounts receivable	128,085	81,603
Prepaid expenses and other current assets	717,237	477,782

Total current assets	32,236,309	43,202,565

Property and equipment, net	6,282,352	6,350,450
Restricted investments	1,000,758	982,002
Long-term investments	18,426,069	12,456,820
Other assets	36,406	36,406

Total assets	$57,981,894	$63,028,243

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$561,395	$895,536
Accrued liabilities	1,821,669	1,012,181
Deferred revenue	1,100,000	141,667

Total current liabilities	3,483,064	2,049,384

Deferred rent	231,808	107,052
Deferred revenue, net of current portion	2,265,278	200,694

Total long-term liabilities	2,497,086	307,746

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,688,310 and 29,322,741 issued and outstanding, respectively	30,688	29,323
Additional paid-in capital	105,254,363	98,484,346
Notes receivable from stockholders	(271,533)	(271,533)
Deferred stock compensation	(2,517,276)	(4,688,507)
Accumulated other comprehensive income	307,155	572,980
Accumulated deficit	(50,801,653)	(33,455,496)

Total stockholders’ equity	52,001,744	60,671,113

Total liabilities and stockholders’ equity	$57,981,894	$63,028,243

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues
Collaboration and license agreements	$392,728	$59,307	$944,904	$93,891
Government grants	11,978	11,024	104,479	11,024

Total revenues	404,706	70,331	1,049,383	104,915

Operating expenses
Research and development (excludes non-cash stock-based compensation expense of $144,487 $409,938, $729,863 and $1,439,969, respectively)	4,296,664	5,093,631	14,464,167	11,468,735
General and administrative (excludes non-cash stock-based compensation expense of $444,319 $815,732, $1,566,239 and $2,707,783, respectively)	1,093,313	787,105	3,253,518	2,344,606

Non-cash stock-based compensation expense	588,806	1,225,670	2,296,102	4,147,752

Total operating expenses	5,978,783	7,106,406	20,013,787	17,961,093

Loss from operations	(5,574,077)	(7,036,075)	(18,964,404)	(17,856,178)

Investment income, net	485,941	800,372	1,618,247	2,264,201

Net loss	(5,088,136)	(6,235,703)	(17,346,157)	(15,591,977)

Accretion on mandatorily redeemable preferred stock	—	—	—	(3,295)

Net loss attributable to common stockholders	$(5,088,136)	$(6,235,703)	$(17,346,157)	$(15,595,272)

Basic and diluted net loss per share	$(0.17)	$(0.22)	$(0.58)	$(0.70)

Weighted-average shares used in computing basic and diluted net loss per share	30,395,760	28,781,416	30,032,631	22,300,257

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2002	2001
Operating activities
Net loss	$(17,346,157)	$(15,591,977)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,296,102	4,147,752
Depreciation and amortization	896,556	334,020
Loss (gain) on disposal of property and equipment	234	(38,534)
Realized (gain) loss on sale of investments	(3,100)	22,214
Amortization on investments	554,058	351,235
Deferred rent	124,756	61,173
Changes in operating assets and liabilities
Interest receivable	230,947	(661,338)
Accounts receivable	(46,482)	—
Prepaid expenses and other current assets	(239,455)	(208,162)
Accounts payable	252,902	638,299
Accrued liabilities	809,488	1,020,262
Deferred revenue	3,022,917	377,778
Net cash used in operating activities	(9,447,234)	(9,547,278)

Investing activities
Purchases of investments	(20,336,638)	(51,276,956)
Proceeds from sale and maturities of investments	25,155,505	21,091,043
Purchases of property and equipment	(1,415,735)	(4,850,164)
Proceeds from disposal of property and equipment	—	75,000
Net cash provided by (used in) investing activities	3,403,132	(34,961,077)

Financing activities
Net proceeds from issuance of common stock	6,646,511	47,037,742
Collection of notes receivable	—	21,251
Net cash provided by financing activities	6,646,511	47,058,993

Net increase in cash and cash equivalents	602,409	2,550,638
Cash and cash equivalents, at beginning of period	8,293,504	2,618,986

Cash and cash equivalents, at end of period	$8,895,913	$5,169,624

Supplemental disclosure of cash flow information
Non-cash investing and financing activities
Conversion of preferred stock to common stock	$—	$37,559,302
Increase (decrease) in deferred stock compensation	$124,871	$(313,089)
Leasehold improvement construction costs accrued	$—	$434,924

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

2.  License agreements and research grant

During July 2002, Seattle Genetics received a license fee from Genencor International, Inc. under the terms of a strategic collaboration formed by the two companies in January 2002.  At the time the parties formed the collaboration, Genencor made an equity investment of $3 million in Seattle Genetics and the parties agreed to pay each other specific fees and milestone payments.  The two companies are sharing development costs and have the right to jointly commercialize any resulting products within the field. Currently, the companies are jointly developing SGN-17/19, the lead product candidate in the antibody-directed enzyme prodrug therapy (ADEPT) platform for the treatment of metastatic melanoma.

During September 2002, Seattle Genetics was awarded a Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) through the National Cancer Institute.  The $128,800 grant was awarded under Phase I of the SBIR Program of the NIH to develop anti-cancer prodrugs that can be activated by tumor-associated enzymes.  The amount awarded will be recognized over a one year period as the research is performed.

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

The following table presents the calculation of basic and diluted net loss per share (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net loss attributable to common stockholders	$(5,088,136)	$(6,235,703)	$(17,346,157)	$(15,595,272)

Weighted-average shares used in computing basic and diluted net loss per share	30,395,760	28,781,416	30,032,631	22,300,257

Basic and diluted net loss per share	$(0.17)	$(0.22)	$(0.58)	$(0.70)

Antidilutive securities not included in net loss per share calculation
Options to purchase common stock	3,780,186	2,660,213	3,780,186	2,660,213
Restricted shares of common stock subject to repurchase	263,285	447,867	263,285	447,867
Total	4,043,471	3,108,080	4,043,471	3,108,080

4.  Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss.  Specifically, unrealized holding gains or losses in available for sale investments, which were reported separately in stockholders’ equity, are included in accumulated other comprehensive loss.  Comprehensive loss and its components were as follows (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net loss	$(5,088,136)	$(6,235,703)	$(17,346,157)	$(15,591,977)
Unrealized (loss) gain on securities available for sale	(28,422)	426,996	(265,825)	549,695
Comprehensive loss	$(5,116,558)	$(5,808,707)	$(17,611,982)	$(15,042,282)

5.  Investments

Investments consist of the following (unaudited):

	Fair Value September 30, 2002	Fair Value December 31, 2001

U.S. corporate obligations	$17,947,948	$27,923,286
Mortgage-backed securities	17,419,819	11,288,709
U.S. government and agencies	6,060,128	7,286,394
Taxable Municipal bonds	—	565,156
Total	$41,427,895	$47,063,545

Reported as:
Short-term investments	$22,001,068	$33,624,723
Restricted investments	1,000,758	982,002
Long-term investments	18,426,069	12,456,820
Total	$41,427,895	$47,063,545

6.  Property and equipment

Property and equipment consists of the following (unaudited):

	September 30, 2002	December 31, 2001

Leasehold improvements	$3,793,133	$3,731,182
Laboratory equipment	2,708,801	2,135,986
Furniture and fixtures	842,347	761,683
Computers and office equipment	727,108	618,246
	8,071,389	7,247,097
Less: accumulated depreciation and amortization	(1,789,037)	(896,647)
Total	$6,282,352	$6,350,450

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

Overview

We focus on the discovery and development of monoclonal antibody-based drugs to treat cancer and related diseases. We have three monoclonal antibody-based technologies: genetically engineered monoclonal antibodies; monoclonal antibody-drug conjugates (ADCs); and antibody-directed enzyme prodrug therapy (ADEPT). Our technologies enable us to develop monoclonal antibodies that can kill cells on their own as well as those that require an increase in potency to destroy cancer cells. Using our expertise in cancer and monoclonal antibody technologies, we have constructed a diverse portfolio of product candidates targeted to many human tumors. Our technologies also provide us with an opportunity to partner with other companies that are developing monoclonal antibodies.

We have two monoclonal antibody-based product candidates in clinical trials, SGN-15 and SGN-30. SGN-15 targets a variety of cancers including prostate, lung and ovarian. SGN-30 is being developed to treat patients with various hematologic malignancies. We are also conducting preclinical development of SGN-35, SGN-14 and SGN-17/19. SGN-35 utilizes our high-potency ADC technology, which combines our proprietary stable linker system with a potent, synthetic cytotoxic drug.  SGN-14, formerly under development through a license agreement with Genentech, is a genetically engineered anti-CD40 monoclonal antibody we intend to pursue on our own.  SGN-17/19, which is being developed in collaboration with Genencor International, Inc., is the lead product candidate in our antibody-directed enzyme prodrug therapy (ADEPT) platform for the treatment of metastatic melanoma.

Since our inception, we have incurred substantial losses and, as of September 30, 2002, we had an accumulated deficit of $50.8 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody-based technologies, clinical trial costs, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs, and non-cash stock-based compensation expenses. We expect that our losses will continue to increase in the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

Results of Operations

Three months ended September 30, 2002 and 2001

Revenues.  Revenues increased to $405,000 for the three months ended September 30, 2002 from $70,000 for the three months ended September 30, 2001.  Revenues for the three months ended September 30, 2002 were derived from the earned portion of technology-access fees of approximately $275,000, service and reagent fees of approximately $118,000 and a Small Business Innovative Research (SBIR) grant of approximately $12,000.  Revenues for the three months ended September 30, 2001 were derived from the earned portion of a technology licensing fee of approximately $35,000, service and reagent fees of approximately $24,000 and a SBIR grant of approximately $11,000.

Research and development expenses.  Research and development expenses, excluding non-cash stock-based compensation expenses, decreased 16% to $4.3 million for the three months ended September 30, 2002 from $5.1 million for the three months ended September 30, 2001.  This decrease is primarily attributable to the timing of manufacturing campaigns for clinical grade materials of approximately $1.7 million, partially offset by increases in personnel expenses, clinical trial expenses and the increased usage of laboratory materials and supplies totaling approximately $782,000.  The number of research and development personnel increased to 74 at September 30, 2002 from 47 at September 30, 2001.  Research and development expenses for the three months ended September 30, 2002 were reduced by shared development funding under our collaboration agreement with Genencor.  These shared development funds may fluctuate from quarter to quarter and may produce additional funding or expenses as the development activities progress.  We anticipate that our research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities, however, those expenses may fluctuate quarter to quarter based on the timing of manufacturing campaigns, accrual of patients in clinical trials and collaborative activities.

General and administrative expenses.  General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 39% to $1.1 million for the three months ended September 30, 2002 from $787,000 for the three months ended September 30, 2001.  This increase was primarily due to additional administrative personnel. The number of general and administrative personnel increased to 21 at September 30, 2002 from 14 at September 30, 2001.  We anticipate that general and administrative expenses will increase as our annualized costs related to adding personnel in support of our general and administrative operations increase.

Non-cash stock-based compensation expense.  Non-cash stock-based compensation expense decreased 52% to $589,000 for the three months ended September 30, 2002 from $1.2 million for the three months ended September 30, 2001.  This decrease is attributable to the accelerated amortization of deferred stock-based compensation, which will decrease in later years as the options vest, and to adjustments to options subject to variable accounting. Variable accounting treatment will result in charges or credits, recorded to non-cash stock-based compensation, dependent on fluctuations in the market value of the Company’s common stock.

Investment income, net.  Investment income decreased 39% to $486,000 for the three months ended September 30, 2002 compared to $800,000 for the three months ended September 30, 2001.  This decrease is due to lower average balances of cash and cash equivalents, short-term and long-term investments and restricted investments at lower average interest yields for the three months ended September 30, 2002, compared to higher average balances and higher average interest yields for the three months ended September 30, 2001.

Nine months ended September 30, 2002 and 2001

Revenues.  Revenues increased to $1.0 million for the nine months ended September 30, 2002 from $105,000 for the nine months ended September 30, 2001.  Revenues for the nine months ended September 30, 2002 were derived from the earned portion of technology-access fees of approximately $477,000, service and reagent fees of approximately $468,000 and a Small Business Innovative Research (SBIR) grant of approximately $105,000.  Revenues for the nine months ended September 30, 2001 were derived from the earned portion of a technology licensing fee of approximately $47,000, service and reagent fees of approximately $47,000 and a SBIR grant of approximately $11,000.

Research and development expenses.  Research and development expenses, excluding non-cash stock-based compensation expenses, increased 26% to $14.5 million for the nine months ended September 30, 2002 from $11.5 million for the nine months ended September 30, 2001. This increase was principally due to an increase in rent and occupancy costs related to our headquarters and operations facility of approximately $1.2 million, an increase in personnel expenses of approximately $1.4 million and the proportionate increased usage of laboratory materials and supplies.  These increases were offset by a decline in manufacturing costs for preclinical and clinical grade materials of approximately $1.1 million. The number of research and development personnel increased to 74 at September 30, 2002 from 47 at September 30, 2001.  Research and development expenses for the nine months ended September 30, 2002 were reduced by shared development funding under our collaboration agreement with Genencor.  These shared development funds may fluctuate from quarter to quarter and may produce additional funding or expenses as the development activities progress.  We anticipate that research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities, however, those expenses may fluctuate quarter to quarter based on the timing of manufacturing campaigns, accrual of patients to clinical trials and collaborative activities.

General and administrative expenses.  General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 39% to $3.3 million for the nine months ended September 30, 2002 from $2.3 million for the nine months ended September 30, 2001.  This increase was primarily due to additional administrative personnel.  The number of general and administrative personnel increased to 21 at September 30, 2002 from 14 at September 30, 2001.  We anticipate that general and administrative expenses will increase as our annualized costs related to adding personnel in support of our general and administrative operations increase and will increase due to the increased annualized operating costs related to our headquarters and operations facility.

Non-cash stock-based compensation expense.  Non-cash stock-based compensation expense decreased 45% to $2.3 million for the nine months ended September 30, 2002 from $4.1 million for the nine months ended September 30, 2001.  This decrease is attributable to the accelerated amortization of deferred stock-based compensation, which will decrease in later years as the options vest, and to adjustments to options subject to variable accounting. Variable accounting treatment will result in charges or credits, recorded to non-cash stock-based compensation, dependent on fluctuations in the market value of the Company’s common stock.

Investment income, net.  Investment income decreased 29% to $1.6 million for the nine months ended September 30, 2002 compared to $2.3 million for the nine months ended September 30, 2001.  This decrease is due to lower average balances of cash and cash equivalents, short-term and long-term investments and restricted investments at lower average interest yields for the nine months ended September 30, 2002, compared to higher average balances and higher average interest yields for the nine months ended September 30, 2001.

Liquidity and Capital Resources

At September 30, 2002, cash, cash equivalents, short-term and long-term investments totaled $49.3 million and restricted investments amounted to $1.0 million.  We have financed our operations since inception through our initial public offering and concurrent private placement in March 2001, the private placement of equity securities prior to and subsequent to our initial public offering, revenue from license agreements, government grants and investment income, net. Our cash, cash equivalents, short-term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts.

Net cash used in operating activities for the nine months ended September 30, 2002 was $9.4 million compared to $9.5 million for the nine months ended September 30, 2001.  Expenditures in both periods were a result of clinical trials, contract manufacturing, preclinical research and development and general administrative expenses in support of our operations.  For both periods, we have financed a portion of the net cash used to support operating activities from various collaborative sources. These sources include technology access and license fees, and shared development funding received under our collaboration agreements with Eos Biotechnology, Celltech Group, Genentech and Genencor.  We expect cash used in operating activities to increase in the future as we increase our number of employees, expand our contract manufacturing initiatives and increase the patient enrollments in our clinical trials.  However, we may experience quarterly fluctuations in cash used in operations based on the timing of manufacturing campaigns and cash provided from collaboration activities.

Net cash provided by investing activities for the nine months ended September 30, 2002 was $3.4 million compared to net cash used in investing activities of $35.0 million for the nine months ended September 30, 2001.  Cash provided by investing activities for the nine months ended September 30, 2002 included $4.8 million from sales and maturities of investments, net of the purchase of investments. This compared to $30.2 million from the purchase of investments, net of sales and maturities of investments for the nine months ended September 20, 2001.  Purchases of property and equipment were $1.4 million for the nine months ended September 30, 2002 compared to $4.9 million for the nine months ended September 30, 2001.  Capital expenditures for the nine months ended September 20, 2001 included leasehold improvements, lab equipment and furniture purchased for our new headquarters and operations facility.

Net cash provided by financing activities was $6.6 million for the nine months ended September 30, 2002 compared to $47.1 million for the nine months ended September 30, 2001.  Financing activities during the nine months ended September 30, 2002 consisted primarily of the receipt of $3.0 million from the private placement of common stock with Genencor and $3.5 million from the private placement of common stock with Genentech.  Financing activities during the nine months ended September 30, 2001 included net proceeds of approximately $44.4 million from our initial public offering and approximately $2.0 million from our concurrent private placement.

As part of the terms of our office and laboratory lease, approximately $1.0 million of our investments are restricted as collateral for certain obligations under the lease.  These investment securities are restricted as to withdrawal and are managed by a third party.  The lease terms provide for changes in the amounts pledged as restricted securities based upon the company’s market capitalization.  In the event that our market capitalization falls below a certain threshold, we will be obligated to increase our restricted investment balance to approximately $3.4 million.

We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with clinical trials, regulatory filings, manufacturing, and research and development collaborations.  However, we may experience fluctuations in incurring these costs from quarter to quarter based on the timing of manufacturing campaigns, accrual of patients to clinical trials and collaborative activities.  Our future expenditures and capital requirements will depend on numerous factors, including the progress of our research and development activities, the cost of filing and enforcing any patent claims and other intellectual property rights, competing technological and market developments, and our ability to establish license and collaboration agreements.

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

Summary of Critical Accounting Policies

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We believe the following critical accounting policies represent the more significant judgments and estimates used in the preparation of our financial statements.

Collaboration and license agreements.  Revenues from the sale of products and services are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fees are fixed and determinable and collectibility is reasonably assured. Revenues from up front payments, technology license fees and milestone payments received for the delivery of products and services representing the culmination of a separate earnings process are recognized when due and the amounts are judged to be collectible. Revenues from up front payments, technology license fees and milestone payments received in connection with other rights and services, which represent continuing obligations to us, are deferred and recognized ratably over the term of the agreement.

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

Investments.  Our investments are diversified among high-credit quality debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included as a component of stockholders’ equity (deficit). Realized gains and losses and declines in value of investments judged to be other than temporary are included in other income (expense). To date, the carrying values of our investments have not been adjusted due to declines in value judged to be other than temporary.  Our investments are subject to interest rate risk and will rise and fall in value if market interest rates change, although we do not expect any material loss from such interest rate changes.

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

Subsequent Events

On October 8, 2002, we received notification from our collaborator Genentech, Inc. that they would not continue development of the product candidate SGN-14. Genentech licensed SGN-14, an anti-CD40 monoclonal antibody, from us in June 1999.  We intend to pursue development of SGN-14 on our own.  Genentech is assisting in transferring technology created during the collaboration back to us, and is entitled to receive royalties on any resultant sales of products that use Genentech technology.

On November 7, 2002, we provided an update on the status of our clinical programs.  We announced that we have initiated a Phase I/II clinical trial of SGN-30 in patients with hematologic malignancies.  We also announced that we are currently dose-escalating in our Phase II clinical trial of SGN-15 in non-small cell lung cancer, that we have now accrued a sufficient number of patients to conduct an interim analysis of data in our Phase II trial of SGN-15 in hormone refractory prostate cancer and that we have completed accrual and decided to close our Phase II clinical trial of SGN-15 in breast cancer.  All three of these trials were designed to evaluate SGN-15 in combination with Taxotere versus Taxotere alone.  In addition, we announced that we are discontinuing development of SGN-10 to better focus our efforts on other clinical and preclinical product candidates.  With the closure of our SGN-10 program, at present we are no longer actively pursuing research or development of single-chain immunotoxins, although we maintain intellectual property in this area and it is possible that we may decide to conduct further activity in the future.

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

We incorporated in July 1997 and have a limited operating history upon which an investor may evaluate our operations and future prospects. We have incurred net losses in each of our years of operation and, as of September 30, 2002, we had an accumulated deficit of approximately $50.8 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements.  In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

Our product candidates are at an early stage of development and, if we are not able to successfully develop and commercialize them, we may not generate sufficient revenues to continue our business operations.

All of our product candidates are in early stages of development. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Currently, SGN-15 and SGN-30 are our only product candidates in clinical trials.  We are also conducting preclinical development, either alone or in collaboration with others, of SGN-35, SGN-14 and SGN-17/19.  We expect that much of our efforts and expenditures over the next few years will be devoted to these clinical and preclinical product candidates. We have no drugs that have received regulatory approval for commercial sale.

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

Before we can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. Each of these trials requires the investment of substantial expense and time. We are currently conducting multiple clinical trials of our two most advanced product candidates, and expect to commence additional trials of these and other product candidates. There are numerous factors that could delay each of these clinical trials or prevent us from completing these trials successfully.

Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals.  We recently decided to discontinue clinical trials of SGN-10 and close our SGN-10 program.  We also still have limited clinical data and have seen evidence of gastrointestinal toxicity with SGN-15.  We have completed and closed accrual on our clinical trials of SGN-15 in combination with Taxotere for the treatment of colon cancer and breast cancer.  Based on the data generated in those trials, we do not intend to pursue SGN-15 in combination with Taxotere for the treatment of colon cancer or breast cancer.  Commercialization of our product candidates will ultimately depend upon successful completion of additional research and development and testing in both preclinical and clinical trials.  At the present time, SGN-15 and SGN-30 are our only product candidates in clinical trials and SGN-14, SGN-17/19, and SGN-35 are our only product candidates in preclinical development. As a result, any delays or difficulties we encounter with these product candidates may impact our ability to generate revenue and cause our stock price to decline significantly.

Furthermore, success in preclinical and early clinical trials does not ensure that large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause it to be redone or terminated. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be redone or terminated.  The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority may also vary significantly based on the type, complexity and novelty of the product involved, as well as other factors.

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

We do not currently have the ability to manufacture the drug products that we need to conduct our clinical trials. For SGN-15, we presently rely on drug products that were produced and vialed by Bristol-Myers Squibb and contract manufacturers retained by Bristol-Myers Squibb.  We have entered into, and intend to continue to enter into, agreements with contract manufacturers to supplement our supplies of SGN-15 as necessary.  We have contracted with ICOS Corporation to manufacture additional clinical supplies of the monoclonal antibody BR96 and with Albany Molecular Research, Inc. to manufacture doxorubicin hydrazone, which are the two components of SGN-15.  For our second product candidate in clinical trials, SGN-30, we contracted with ICOS to manufacture preclinical and clinical supplies. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including conjugation, vialing and storage of our product candidates.

For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of our product candidates for use in our clinical trials. If our contract manufacturers or other third parties fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates.

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

We currently have a collaboration with Genencor regarding our ADEPT technology and co-development of our SGN-17/19 product candidate for the treatment of metastatic melanoma.  In addition we have licensed our antibody-drug conjugate technology to Eos Biotechnology, Celltech Group and Genentech for the development of antibody-drug conjugate therapies.  Under certain conditions, these collaborators may terminate their agreements with us and discontinue use of our technologies.  For example, Genentech recently terminated its rights to develop SGN-14, which we intend to pursue on our own.

We cannot control the amount and timing of resources our collaborators may devote to products incorporating our technology.  Additionally, our relationships with our collaborators divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects.  Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators.  Even if our collaborators continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our collaborators may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations.  If any of our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates.  Furthermore, if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable.  In the future, we may not be able to locate third party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.

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

We have entered into agreements with third-party commercial and academic institutions to license technology for use in our ADC technology and product candidates.  Currently, we have license agreements with Bristol-Myers Squibb, Arizona State University, Proacta Therapeutics, Mabtech AB and the University of Miami, among others.  Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement.  Many of our license agreements grant us exclusive licenses to the underlying technologies.  If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our product candidates.

If we are unable to protect our proprietary technology, trade secrets or know-how, we may not be able to operate our business profitably. Similarly, if we fail to sustain and further build our intellectual property rights, competitors may be able to develop competing therapies.

Our success depends, in part, on our ability to maintain protection for our products and technologies under the patent laws or other intellectual property laws of the United States, France, Germany, Japan, United Kingdom and Italy, as well as other countries. We have filed several patent applications with the U.S. Patent and Trademark Office for our technologies that are currently pending.  We also have exclusive rights to issued U.S. patents, foreign counterpart patents and patent applications in the countries listed above relating to our monoclonal antibody-based technology. Our rights to these patents are derived from worldwide licenses from Bristol-Myers Squibb, Arizona State University and Proacta Therapeutics, among others. In addition, we have licensed or optioned rights to pending U.S. patent applications and foreign counterpart patents and patent applications to third parties.

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

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. For example, during the three months ended September 30, 2002, our common stock price fluctuated between $2.62 per share and $5.15 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including: announcements regarding the results of discovery efforts and preclinical and clinical activities by us or our competitors; changes in our existing corporate partnerships or licensing arrangements; establishment of new corporate partnering or licensing arrangements by us or our competitors; developments or disputes concerning our proprietary rights;

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

Our executive officers and directors and greater than 5% stockholders, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 67% of our outstanding common stock. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 4.  Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including our principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that our disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities.

(c) Recent Sales of Unregistered Securities

None.

(d) Use of Proceeds from Sale of Registered Securities

Seattle Genetics completed its initial public offering of common stock pursuant to a Registration Statement on Form S-1 under the Securities Act (File No. 333-50266) that was declared effective by the SEC on March 6, 2001.  The aggregate gross proceeds of the offering were $49.0 million, which resulted in net proceeds to us of approximately $44.4 million after deducting underwriting discounts and commissions and other offering expenses of $4.6 million. As of September 30, 2002, we had used $28.7 million of the offering proceeds, including $11.6 million for preclinical research and development activities and general corporate purposes, $8.5 million for contract manufacturing costs, $6.8 million for purchase of property and equipment and $1.8 million for clinical trial expenses.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the”Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. Our Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the non-audit services of preparing our federal income tax return.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit Number

	3.1*	Amended and Restated Certificate of Incorporation of the Registrant

	3.2*	Bylaws of the Registrant

	4.1*	Form of Stock Certificate

	4.2*	Amended and Restated Investors Rights Agreement dated December 22, 2000 by and among the Registrant and certain holders of the Registrant’s capital stock.

	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Securities and Exchange Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seattle Genetics, Inc.

	By:	/s/ Tim Carroll
Tim Carroll
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Date: November 11, 2002

CERTIFICATIONS

I, H. Perry Fell, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Seattle Genetics, Inc.;

2.                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 11, 2002
/s/ H. Perry Fell
H. Perry Fell
Chief Executive Officer

I, Tim Carroll, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Seattle Genetics, Inc.;

2.                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 11, 2002
/s/ Tim Carroll
Tim Carroll
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number

3.1*	Amended and Restated Certificate of Incorporation of the Registrant

3.2*	Bylaws of the Registrant

4.1*	Form of Stock Certificate

4.2*	Amended and Restated Investors Rights Agreement dated December 22, 2000 by and among the Registrant and certain holders of the Registrant’s capital stock.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.