Form 10-K
period 2002-12-31
SEATTLE GENETICS INC /WA
filed 2003-03-28
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code: (425) 527-4000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $51,012,954 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 30,770,177 shares of the registrant’s common stock issued and outstanding as of March 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 14, 2003.

SEATTLE GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

i

PART I

Item 1. Business.

Overview

Seattle Genetics discovers and develops monoclonal antibody-based drugs to treat cancer and other human diseases. Our product candidates encompass three technologies: genetically engineered monoclonal antibodies, monoclonal antibody-drug conjugates (ADCs) and antibody-directed enzyme prodrug therapy (ADEPT). These technologies enable us to develop monoclonal antibodies that can kill cancer cells on their own as well as to increase the potency of monoclonal antibodies by enhancing their tumor cell-killing ability. Using our technologies and our expertise in cancer, we have constructed a diverse portfolio of product candidates.

Our two most advanced product candidates, SGN-30 and SGN-15, are currently being tested in clinical trials:

•	SGN-30 is an anti-CD30 monoclonal antibody that has direct cell-killing activity on its own. During 2002, we initiated and completed our first single-dose phase I study of SGN-30 in 13 patients with hematologic malignancies such as Hodgkin’s disease and anaplastic large cell lymphoma. This study demonstrated no significant toxicity and we observed antitumor activity with a single dose of SGN-30 in two out of ten evaluable patients. In November 2002, we initiated an ongoing multi-dose phase I/II clinical trial of SGN-30 designed to accrue up to 75 patients. We are also evaluating possible uses of SGN-30 for the treatment of immunologic disease.

•	SGN-15 is an ADC composed of the BR96 monoclonal antibody chemically linked by a hydrazone linker to the chemotherapeutic drug doxorubicin. We are currently testing SGN-15 in two phase II clinical trials in combination with the chemotherapeutic drug Taxotere® for patients with prostate or lung cancer and in one phase II clinical trial in combination with the chemotherapeutic drug Gemzar® for patients with ovarian cancer. The combination of SGN-15 and Taxotere has induced objective antitumor responses at well tolerated doses in many patients. Due to the minimal toxicity of SGN-15 in combination with Taxotere in the lung cancer study, we are conducting an intra-patient dose escalation of SGN-15 in recently enrolled lung cancer patients. Presently, we are not accruing patients to our prostate cancer study while we conduct an interim analysis of data to determine our future strategy for SGN-15 in prostate cancer. We initiated the ovarian cancer trial in late 2002 based on preclinical studies demonstrating synergistic antitumor activity of SGN-15 in combination with Gemzar.

Additionally, we have three product candidates currently in preclinical development, SGN-40, SGN-35 and SGN-17/19:

•	SGN-40 (formerly SGN-14) is an anti-CD40 monoclonal antibody that we are developing to treat patients with CD40-expressing malignancies, including multiple myeloma and non-Hodgkin’s lymphoma. SGN-40 may also have application in bladder and renal cancer, as well as immunologic disease. SGN-40 has been shown to have direct antitumor activity in multiple preclinical models of human cancer at doses that are well tolerated in toxicology studies. We are currently evaluating preclinical data and developing our strategy, with a goal of advancing SGN-40 into clinical trials by early 2004.

•	SGN-35 is an ADC composed of an anti-CD30 monoclonal antibody linked by our proprietary, stable linker to a synthetic variant of the highly potent, cell-killing drug Auristatin E using our next generation ADC technology. In preclinical models, SGN-35 has induced complete regressions of tumors at well tolerated doses. We are currently developing SGN-35 for treatment of patients with hematologic malignancies such as Hodgkin’s disease and some types of non-Hodgkin’s lymphoma. We are also investigating possible applications of SGN-35 in immunologic disease, such as lupus and multiple sclerosis.

•	SGN-17/19 is an ADEPT product candidate that targets the p97 antigen, which is highly expressed on melanoma. In preclinical models, a single dose of SGN-17/19 has induced complete regressions of melanoma tumors. We are developing SGN-17/19 for the treatment of patients with metastatic melanoma through our collaboration with Genencor International, Inc

Our technologies also provide us with an opportunity to partner with other companies that are developing monoclonal antibodies. These collaborations may accelerate our ability to commercialize product candidates, leverage our technology to enhance the product candidates of other biotechnology and pharmaceutical companies and enhance our financial position by generating collaboration revenues. When establishing strategic collaborations, we select high-quality partners and endeavor to retain significant product rights. Presently, we have collaborations with Eos Biotechnology, Inc., Celltech Group and Genentech, Inc. for our ADC technology and with Genencor International for SGN-17/19 and our ADEPT technology.

We also have active discovery programs to identify and evaluate novel tumor antigens, new monoclonal antibodies targeted to tumor cells and improved highly potent, cell-killing drugs and stable linkage systems for generating ADCs. In addition to our internal discovery programs, we identify and obtain in-licenses for lead agents and product candidates from external sources, including academic institutions and other biotechnology companies. Our existing in-licenses include technology from Bristol-Myers Squibb, the University of Miami, Arizona State University, Mabtech AB and Proacta Therapeutics, among others.

Monoclonal Antibodies for Cancer Therapy

Cancer is the second leading cause of death in the United States, resulting in over 555,000 deaths annually. The American Cancer Society estimates that over 17 million new cases of cancer have been diagnosed in the United States since 1990 and that 1.3 million new cases of cancer will be diagnosed in 2003. According to the National Cancer Institute, one in three people in the United States will develop cancer in their lifetime, and half of them will die within five years. Within the next decade, it is expected that cancer will surpass heart disease as the leading cause of death in the United States.

Monoclonal antibodies have been tested for many years as cancer therapeutics. Some monoclonal antibodies have significant antitumor activity as single agents. However, many are not potent enough on their own to represent effective therapeutic agents. To address this limitation, additional approaches to using monoclonal antibodies as cancer therapies have emerged. First, monoclonal antibodies that are administered in combination with chemotherapy can achieve antitumor activity that is often greater than when either therapy is administered alone. Second, monoclonal antibodies that are directly linked to cell-killing payloads such as drugs, toxins, or radionuclides can more effectively kill cancer cells than monoclonal antibodies alone.

There are a growing number of monoclonal antibodies that have been approved for the treatment of cancer. These include three genetically engineered monoclonal antibodies (Rituxan®, Herceptin®, and Campath®), a radionuclide-conjugated monoclonal antibody (Zevalin®) and an antibody-drug conjugate (Mylotarg®). Together, these five products generated sales of more than $1.6 billion in 2002. Sales of Rituxan alone are expected to exceed $1 billion in 2003. Additionally, there are many monoclonal antibodies in preclinical development and clinical trials that are likely to increase the number of monoclonal antibody-based commercial products in the future.

Our Monoclonal Antibody Technologies

Three distinct but related technologies form our core business and provide the potential for discovery and development of an array of monoclonal antibody-based therapeutics:

•	genetically engineered monoclonal antibodies;

•	monoclonal antibody-drug conjugates (ADCs); and

•	antibody-directed enzyme prodrug therapy (ADEPT).

Genetically Engineered Monoclonal Antibodies.

Some monoclonal antibodies have therapeutic potential on their own. These antibodies operate either by directly sending a cell-killing signal or by activating an immune response that leads to cell death. Antibodies such as these can be effective in regressing tumors and have the advantage of low systemic toxicity. For example, antibodies targeted to antigens such as CD20 (Rituxan), HER2 (Herceptin) and CD52 (Campath) are FDA-approved and are collectively generating over a billion dollars in annual sales.

Our monoclonal antibodies have been genetically engineered to minimize non-human sequences, thereby lowering the potential for patients to develop a neutralizing immune response and extending the duration for use in therapy. In general, there are three types of genetically engineered monoclonal antibodies being developed for human therapeutic use: chimeric, humanized and fully-human. A chimeric antibody contains a mixture of mouse and human sequences, usually 30 percent mouse and 70 percent human. Rituxan, the largest selling antibody product for cancer therapy, is a chimeric antibody. Humanized antibodies contain over 90 percent human sequences, while fully-human monoclonal antibodies contain 100 percent human sequences. We have chimeric and humanized monoclonal antibodies in our product development pipeline and have access to fully-human monoclonal antibodies for potential future product candidates through our relationship with Medarex. Our two most advanced genetically engineered monoclonal antibody product candidates are SGN-30, which is a chimeric monoclonal antibody that is currently in a phase I/II clinical trial, and SGN-40, which is a humanized monoclonal antibody that is currently in preclinical development.

Antibody-Drug Conjugates (ADCs).

ADCs are monoclonal antibodies that are linked to potent cell-killing drugs. For our ADCs, we utilize monoclonal antibodies that internalize upon binding to their cell-surface receptors. The environment inside the cell causes the cell-killing drug to be released from the monoclonal antibody, allowing it to have the desired effect. Until released, the cell-killing drug is inactive, thereby sparing normal cells. Our ADC technology can be applied to genetically engineered monoclonal antibodies that are chimeric, humanized or fully-human and that bind strongly to and internalize within cancer cells. An important component of ADCs are the conditional linkers that hold and then release the drugs from the monoclonal antibodies. We have a variety of linker technologies including enzyme-cleavable linkers that are very stable in blood. Our highly potent cell-killing drugs, such as Auristatin E, are synthetically produced and readily scaleable. Because the variants of Auristatin E that we have developed are synthetic, the drug and linker can be prepared simultaneously as a drug-linker system, significantly simplifying the manufacturing process versus natural product drugs that are more difficult to produce and link to antibodies. We are also continually evaluating a variety of new stable linkers and potent, cell-killing drugs, including additional variants of Auristatin E and a class of potent drugs called minor groove binders, for use in our ADC program.

Our lead ADC product candidates are SGN-15 and SGN-35. SGN-15, which is composed of the chimeric BR96 monoclonal antibody chemically linked by a hydrazone linker to the chemotherapeutic drug doxorubicin, is currently in multiple phase II clinical trials. SGN-35, which utilizes our next generation ADC technology, is currently in preclinical development. Additionally, we are exploring numerous other monoclonal antibodies for potential use as ADCs, both internally and in conjunction with our ADC collaborators, Eos Biotechnology, Celltech and Genentech.

Antibody Directed Enzyme Prodrug Therapy (ADEPT).

ADEPT represents a novel approach to minimize drug exposure to normal tissues through the combination of two relatively non-toxic agents to achieve potent antitumor activity specifically within tumor tissue. With ADEPT technology, we utilize non-internalizing monoclonal antibodies that remain bound to the cell surface, as distinguished from the internalizing antibodies used with our ADC technology. ADEPT administration is a two-step process. In the first step, a protein containing the cloned variable regions of a monoclonal antibody genetically fused to an enzyme is administered and accumulates on tumor tissue. In the second step, relatively inactive forms of anti-cancer drugs (termed prodrugs) are administered and subsequently are converted by the enzyme attached to the tumor cell into potent cell-killing drugs that can penetrate into tumor tissue and induce antitumor responses. This method of drug delivery results in higher drug concentrations within tumors relative to normal tissues, thus minimizing the toxic effects of the drug on normal tissues.

Our lead ADEPT product candidate is SGN-17/19, which we are developing preclinically in partnership with Genencor International for patients with metastatic melanoma. SGN-17/19 concentrates the potent cell-killing properties of the drug melphalan towards cells expressing the p97 antigen. Because melphalan is administered as a relatively inactive prodrug that is activated primarily at the tumor site, its effect against tumor tissue can be maximized while the toxicity to normal tissues is reduced.

Our Strategy

Our primary goal is to utilize our expertise in antibody technologies to advance our product pipeline and discover new product candidates for the treatment of cancer and other human diseases. We also license our technology and collaborate with other biotechnology and pharmaceutical companies that are developing monoclonal antibodies. Our overall corporate strategy includes initiatives to:

•	Advance Product Pipeline. Our main focus is advancing our pipeline of product candidates: SGN-30 and SGN-15, which are in clinical trials, and SGN-40, SGN-35 and SGN-17/19, which are in preclinical development. To that end, we have built strong internal expertise in our development, regulatory and clinical groups. We also enter into key relationships with scientific advisors, research organizations and contract manufacturers to supplement our preclinical research, development and manufacturing initiatives. For our clinical trials, we have established relationships with leading experts in oncology and hematology and conducted trials at over 20 cancer centers throughout the United States during 2002.

•	Use Our Technologies to Increase the Potency of Monoclonal Antibody Therapeutics. We have developed next generation ADC and ADEPT technologies to enhance the potency and efficacy of monoclonal antibodies. These technologies enable us to exploit the therapeutic potential of monoclonal antibodies that have tumor specificity but not sufficient cell-killing capabilities on their own. We are currently developing several product candidates that employ these technologies, including our preclinical ADC product candidate SGN-35 and our preclinical ADEPT product candidate SGN-17/19.

•	Establish Strategic Collaborations. We enter into strategic collaborations at various stages in our research and development process to accelerate the potential to commercialize our product candidates, leverage our technology to enhance our collaborators’ product candidates and enhance our financial position by generating collaboration revenues. Collaborations can also supplement our own internal expertise in key areas such as clinical, manufacturing, marketing, sales and distribution. When establishing strategic collaborations, we select high-quality partners and endeavor to retain significant product rights. Presently, we have collaborations with Eos Biotechnology, Celltech and Genentech for our ADC technology and with Genencor International for SGN-17/19 and our ADEPT technology.

•	Continue to Identify and Develop Novel Monoclonal Antibodies. We have focused on the research and development of monoclonal antibodies since our inception, and have successfully identified and filed patent applications for multiple novel monoclonal antibodies with potential therapeutic uses. We have internal efforts in antigen discovery to identify targets that can be used to generate new monoclonal antibodies. We are also collaborating with Medarex to produce novel fully-human monoclonal antibodies to cancer targets.

•	Acquire Attractive Product Candidates and Technologies. In addition to our internal research and development initiatives, we have ongoing programs to identify products and technologies to in-license from academic groups and other biotechnology companies. To date, we have entered into such license agreements with Bristol-Myers Squibb, the University of Miami, Arizona State University, Mabtech AB and Proacta Therapeutics, among others. We expect that new product candidates will enter our pipeline from our internal research programs and through in-licensing opportunities.

Development Programs

We currently have two product candidates in clinical trials: SGN-30 in a phase I/II trial and SGN-15 in multiple phase II trials. We are conducting preclinical development of several other product candidates, including SGN-40, SGN-35 and SGN-17/19. We are also actively engaged in research and discovery of new monoclonal antibodies, antigen targets, linker systems, high-potency drugs and enzymes that can be incorporated into our development portfolio.

The following table summarizes the status of our product candidates currently in clinical trials:

Product Candidate	Technology	Disease/ Indication	Development Stage	Specifics
SGN-30	Genetically engineered monoclonal antibody	Hematologic malignancies	Phase I/II	Single agent

SGN-15	ADC	Prostate Cancer	Phase II	In combination with Taxotere

		Non-Small Cell Lung Cancer	Phase II	In combination with Taxotere

		Ovarian Cancer	Phase II	In combination with Gemzar

In addition, we have the following product candidates currently in preclinical development:

Product Candidate	Technology	Disease/ Indication	Development Stage	Target	Corporate Partner
SGN-40 (formerly SGN-14)	Genetically engineered monoclonal antibody	Hematologic malignancies and other types of cancer	Preclinical	CD40	—

SGN-35	ADC	Hematologic malignancies	Preclinical	CD30	—

SGN-17/19	ADEPT	Melanoma	Preclinical	p97	Genencor International

Product Candidates in Clinical Trials

SGN-30

Preclinical Profile.

SGN-30 is a monoclonal antibody targeting the CD30 antigen that is expressed on many hematologic malignancies, including Hodgkin’s disease and some types of non-Hodgkin’s lymphoma. CD30 is an attractive target for cancer therapy because it has minimal expression on normal tissues. In preclinical models of hematologic malignancies, SGN-30 has demonstrated potent antitumor activity on its own at doses that are well tolerated in toxicology studies.

We are also investigating possible applications of SGN-30 in immunologic diseases, including lupus and multiple sclerosis. In immunologic disease, the body’s immune system malfunctions and attacks its own healthy cells. Many therapies for immunologic disease rely on suppressing the immune system to prevent further damage to normal tissues, but have the unwanted side effect of making the patient more susceptible to infection. The CD30 antigen is expressed only on activated T and B cells but is absent on these cells when in resting state. Since resting T-cells and B-cells make up 99 percent of those types of cells circulating in the body, SGN-30 may be able to prevent or reduce a damaging immune response without globally suppressing the patient’s immune system, thus leaving the patient better able to fight off infection. Preclinical studies of SGN-30 in immunologic disease are ongoing internally and with outside collaborators.

Clinical Results and Status.

The American Cancer Society estimates that 7,600 cases of Hodgkin’s disease and 53,400 cases of non-Hodgkin’s lymphoma, many of which express CD30, will be diagnosed in the United States during 2003.

Advances made in the use of combined chemotherapy and radiotherapy for malignant lymphomas over the past half-century have resulted in durable remission rates for front-line therapy in early stage disease. However, the therapeutic options for refractory or relapsed patients are very limited, and there are significant opportunities for new treatments in this patient population.

In July 2002, we completed a single-dose phase I clinical trial of SGN-30 in patients with CD30-expressing hematologic malignancies at three sites in the United States. The objectives of this trial were to establish safety and pharmacokinetic profiles, evaluate effects on lymphocytes and to determine whether a single dose of SGN-30 induced an immune response. We treated 13 patients in this study at escalating doses of between one and 15 milligrams per kilogram of SGN-30. We did not find significant toxicities in any of the patients and observed antitumor responses in two out of ten evaluable patients, one with Hodgkin’s disease and one with anaplastic large cell lymphoma. Additionally, we found minimal immune response, no lymphocyte depletion and no infectious complications.

In November 2002, we initiated a multi-dose phase I/II clinical trial of SGN-30, again targeting patients with CD30-expressing hematologic malignancies. The objectives of this trial, which will be conducted at ten sites in the United States, are to establish safety and pharmacokinetic profiles, evaluate effects on lymphocytes, determine whether patients develop an immune response and assess antitumor activity of a multi-dose regimen of SGN-30. In the phase I portion of the study, we are treating cohorts of six patients at four predetermined dose levels of SGN-30: 2, 4, 8 and 12 milligrams per kilogram. We will use the data from the phase I component of the study to determine a dose for the phase II component. The study is designed to accrue up to 75 patients: up to 30 in the phase I component and the remainder in the phase II component. We expect to complete the phase I component and initiate the phase II component of this study during the second half of 2003.

SGN-15

Preclinical Profile.

SGN-15 is an ADC composed of a monoclonal antibody chemically linked by a hydrazone linker to the chemotherapeutic drug doxorubicin. The antibody component of SGN-15 binds to a Lewisy-related carbohydrate antigen that is highly expressed on many solid tumors, including those of the breast, lung, pancreas, ovary and prostate, as well as on some normal cells in the gastrointestinal tract. SGN-15 works by binding to the cell and, upon internalization, releasing its payload of doxorubicin. SGN-15 has demonstrated potent antitumor activity in multiple preclinical models of solid tumors. Additional preclinical studies of SGN-15 in combination with Taxotere and Gemzar have established non-overlapping toxicity profiles and synergistic antitumor activity.

Clinical Results and Status.

Our clinical development strategy for SGN-15 is focused on designing trials for patients in whom front-line therapies have failed. This approach is intended to accelerate the development pathway as rapidly as possible toward regulatory approval. The current status of our SGN-15 clinical trials is as follows:

Prostate Cancer.    Prostate cancer is the second leading cause of cancer-related deaths among men in the United States and strikes 80 percent of males who reach the age of 80. Although surgery and radiation are established therapies for localized prostate cancer, there are no curative therapies available for advanced stage disease. Most patients with prostate cancer will receive hormone therapy sometime in the course of their disease, many of whom will eventually become resistant to such therapy and progress to hormone refractory prostate cancer (HRPC). The treatment of HRPC patients with conventional chemotherapy has been disappointing with minimal impact on the disease in terms of survival.

In November 2000, we initiated a phase II trial of SGN-15 in combination with Taxotere for the treatment of patients with HRPC. The trial was designed to evaluate the antitumor activity of the combination therapy, including measurements of tumor size, serum prostate-specific antigen (PSA) level, quality of life and disease-free and overall survival rates. Patients entering the trial were randomly assigned to one of two equal-sized groups. One group of patients receives treatment with the combination of SGN-15 and Taxotere, and the other group receives Taxotere alone.

We have treated over 60 patients in the prostate cancer study. The study has demonstrated minimal toxicity of the combination of SGN-15 and Taxotere and objective antitumor responses in some patients, especially those whose tumors express higher levels of the Lewisy antigen. Presently, we are not accruing patients to our prostate cancer study while we conduct an interim analysis of data to determine our future strategy for SGN-15 in prostate cancer.

Non-Small Cell Lung Cancer.    Lung cancer is the leading cause of all cancer-related deaths worldwide and accounted for an estimated 154,000 deaths in the United States during 2002. Approximately 80 percent of lung cancer is non-small cell lung carcinoma (NSCLC). Due to the lack of early symptoms, most NSCLC patients are already in the advanced stages of the disease at the time of diagnosis. Advanced stage and metastatic NSCLC remains an incurable disease with current therapies. Combination chemotherapy regimens have produced clinical response or stabilization in many cases, but have had little effect on overall survival. Response rates with standard chemotherapy are only approximately 25 percent and median survival is less than six months from time to progression. Consequently, there remains a significant unmet clinical need for patients with advanced stage NSCLC.

In August 2001, we initiated a phase II trial investigating SGN-15 in combination with Taxotere for patients with NSCLC who have failed front-line treatments. This trial was designed to evaluate safety and antitumor activity of the combination therapy, as measured by reduction in tumor size, time to progression, quality of life and overall survival rates. Two-thirds of patients enrolled in this study receive the combination of SGN-15 and Taxotere and one-third of the patients receive Taxotere alone.

We have treated over 50 patients in the lung cancer trial, none of whom have experienced any significant toxicities related to SGN-15, including no gastrointestinal toxicities. In addition, we have observed antitumor activity in multiple patients in this study. As a result of the minimal toxicity observed, we are conducting intra-patient dose escalation of SGN-15 in recently enrolled lung cancer patients to evaluate the tolerability and antitumor activity of higher doses.

Ovarian Cancer.    Ovarian cancer is the fifth most frequent cause of cancer death in women and the leading cause of gynecologic cancer in the United States. The five-year survival rate of women diagnosed with advanced disease is 25 percent. Although most advanced stage patients initially respond to front-line chemotherapy, the relapse rate is approximately 85 percent. Once relapse occurs there is no known curative therapy. Thus, there is a significant opportunity for the development of new therapeutic approaches that provide high levels of antitumor activity with little systemic toxicity.

In August 2002, we launched a phase II trial of SGN-15 in combination with Gemzar for the treatment of patients with recurrent or refractory ovarian cancer. This trial was designed to evaluate safety and antitumor activity of the combination therapy, as measured by the reduction in tumor size, time to progression and overall survival rates. Two-thirds of the patients enrolled in this study receive the combination of SGN-15 and Gemzar and one-third of the patients receive Gemzar alone. Because SGN-15 plus Gemzar is a new chemotherapeutic combination, we are currently treating an initial safety cohort of six patients. We expect to complete the safety cohort and initiate the randomized phase II portion of the study by late 2003.

Product Candidates in Preclinical Development

SGN-40 (formerly SGN-14)

We are currently conducting preclinical development of SGN-40, a monoclonal antibody that targets the CD40 antigen. CD40 is a cell surface receptor that is highly expressed on a variety of hematologic malignancies such as multiple myeloma, non-Hodgkin’s lymphoma, many types of leukemia, as well as Kaposi’s sarcoma. CD40 is also expressed on various types of solid tumors including lung, gastric, ovarian, renal and bladder cancer. SGN-40 has been shown to induce direct antitumor activity in multiple preclinical models of human cancer at doses that are well tolerated in toxicology experiments. SGN-40 may also be applicable for the treatment of immunologic disease.

We previously partnered SGN-40 with Genentech, but in October 2002 Genentech informed us that it would not continue development of SGN-40. We entered into license agreements with Genentech in March 2003 providing us with rights to develop SGN-40 on our own. We are currently evaluating preclinical data and developing our strategy, with a goal of advancing SGN-40 into clinical trials by early 2004.

SGN-35

SGN-35 is an ADC composed of an anti-CD30 monoclonal antibody linked by our proprietary, stable linker to a synthetic variant of the highly potent, cell-killing drug Auristatin E using our next generation ADC technology. In preclinical models, SGN-35 has induced complete regressions of tumors at doses lower than 1 milligram per kilogram. We are currently conducting preclinical development of SGN-35 for the treatment of patients with hematologic malignancies such as Hodgkin’s disease and some types of non-Hodgkin’s lymphoma, and expect to initiate clinical trials in 2004. As with SGN-30, we are also considering possible applications of SGN-35 to treat immunologic diseases such as lupus and multiple sclerosis due to the limited expression profile of CD30 on activated T and B cells.

SGN-17/19

SGN-17/19 is an ADEPT product candidate that we are developing for the treatment of metastatic melanoma. SGN-17 is a fusion protein containing components of the L49 monoclonal antibody and the enzyme ß-lactamase. The L49 antibody component binds to the p97 cell surface antigen, which is non-internalizing and highly expressed on melanoma, as well as some ovarian, breast and lung carcinomas. SGN-19 is a prodrug form of the chemotherapeutic drug melphalan that has been inactivated through the addition of a chemical group that can be removed by the enzyme ß-lactamase. When SGN-17 is injected systemically, it accumulates on the tumor tissue and remains bound at the cell surface. SGN-19 is then administered systemically and converted to melphalan by the enzyme ß-lactamase, resulting in localized release of melphalan on the surface of cancer cells. Through genetic engineering efforts in 2001 and 2002, we have made considerable advances in the production of the SGN-17 component. At present, the yield of active SGN-17 is suitable for scale-up to a clinical grade manufacturing process. We have also made improvements to the formulation and chemical synthesis of SGN-19 throughout the last year.

In January 2002, we entered into a collaboration agreement with Genencor International to jointly develop SGN-17/19 and discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. The collaboration utilizes our ADEPT technology along with Genencor’s targeted enzyme prodrug therapy (TEPT) platform, epitope mapping (i-mune™) technology, and protein engineering and expression capabilities.

Discovery and Research Programs

In addition to our pipeline of product candidates and antibody-based technologies, we have internal discovery and research programs directed towards identifying novel antigen targets and monoclonal antibodies and developing new classes of potent, cell-killing drugs.

Novel Targets.    We utilize a variety of genomic tools and biologic assays to identify novel antigen targets to which we can generate specific new monoclonal antibodies. We focus on genes that are highly expressed in cancer to identify molecules that are located on the surface of cancer cells that may serve as targets for monoclonal antibodies. In 2002, we submitted three new patent applications covering five novel therapeutic antigen targets that are expressed by cancer cells.

Novel Monoclonal Antibodies.    We are actively engaged in internal efforts to discover and develop antibodies with novel specificities and activities. We supplement these internal efforts by evaluating opportunities to in-license antibodies from academic groups and other biotechnology companies. We also have access to fully-human monoclonal antibodies through our collaboration with Medarex. These monoclonal antibodies may represent product candidates on their own or may be utilized as part of our ADC or ADEPT technologies. In 2002, we created panels of new cancer-reactive monoclonal antibodies that are currently undergoing screening to identify those with the highest cancer specificity.

New Cell-Killing Drugs.    We focus our efforts on two drug classes, antimitotic agents and DNA minor groove binders, both of which possess potent cell-killing properties. We are evaluating multiple variants of both drug classes as a component of our next generation ADC technology. Additionally, we were awarded a Small Business Innovation Research grant in September 2002 to support ongoing research on tumor-selective anti-cancer prodrugs. These prodrugs are activated by enzymes that are more prevalent in tumors than in normal tissues, which can result in tumor-selective cell-killing.

Corporate Collaborations

Part of our business strategy is to establish corporate collaborations with biotechnology and pharmaceutical companies and academic institutions. We seek collaborations to advance the development and commercialization of our own product candidates. We also utilize our technologies to improve the efficacy of other companies’ monoclonal antibodies, which may partially offset expenditures on our internal research and development activities. When partnering, we seek to retain significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. Our principal corporate collaborations are listed below.

ADC Collaborations

We have entered into agreements with several collaborators to allow them to use our proprietary ADC technology with their monoclonal antibodies:

Eos Biotechnology.    In June 2001, we entered into an ADC collaboration with Eos Biotechnology, pursuant to which Eos has paid us several technology access fees and service and reagent fees. In early February 2003, Eos announced an agreement to be acquired by Protein Design Labs, Inc. Following public announcement of the acquisition, we have been in communication with Protein Design Labs regarding future activities under this collaboration. This collaboration may result in additional future payments to us in the form of technology access and maintenance fees, milestone payments and royalties on net sales of any resulting products. Eos (or Protein Design Labs) will also be responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this agreement.

Celltech Group.    In March 2002, we entered into an ADC collaboration with Celltech. Under the terms of the multi-year agreement, Celltech paid us an up front technology access fee, is paying service and reagent fees and may additionally make milestone payments and pay royalties on net sales of any resulting products. Celltech will be responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this agreement.

Genentech.    In April 2002, we entered into an ADC collaboration with Genentech. Under the terms of the multi-year agreement, Genentech paid a $2.5 million up front fee, is paying technology access fees and research fees, and may pay progress-dependent milestone payments and royalties on net sales of any resulting products. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration. As part of the collaboration, Genentech also purchased $3.5 million of our common stock, which increased Genentech’s total equity ownership in Seattle Genetics to approximately 5.4%. If an additional benchmark is achieved under the collaboration agreement, we have an option, at our sole discretion, to sell additional equity to Genentech at fair market value.

Co-Development and Co-Funding Agreements

Genencor International.    In January 2002, we formed a strategic alliance with Genencor International to jointly discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. The agreement provides for us to receive specific fees and milestones and for Genencor to receive certain milestone payments. As part of the collaboration, we also sold Genencor $3.0 million of our common stock in a private placement. Under the terms of the multi-year agreement, the two companies are utilizing our antibody-directed enzyme prodrug therapy (ADEPT) technology and are jointly developing SGN-17/19, our lead product candidate for the treatment of metastatic melanoma. In addition, the collaboration includes access to Genencor’s targeted enzyme prodrug therapy (TEPT) platform, epitope mapping technology (the i-mune assay) and protein engineering and expression capabilities. The two companies will share costs for SGN-17/19 and any other joint products that enter development. In addition, the companies may jointly use Genencor’s i-mune assay technology, which allows for the prediction of amino acid sequences that are capable of causing adverse immune responses, for any monoclonal antibody or protein therapeutic developed in the collaboration. Based on the i-mune predictions, specific sequences of ADEPT or TEPT-based product candidates can be modified, resulting in therapeutic agents that may be administered over longer durations, thus possibly leading to enhanced efficacy in cancer patients.

Medarex.    In February 2001, we entered into a collaboration agreement with Medarex to produce fully-human monoclonal antibodies to certain breast cancer and melanoma antigen targets identified by us over the following three years. As part of this agreement, Medarex bought $2.0 million of our common stock concurrent with our initial public offering in March 2001. In November 2001, we entered into an additional agreement with Medarex that allows us to immunize Medarex mice and to generate antibodies. We have the right to obtain a non-exclusive research license and/or exclusive commercial licenses with respect to antibodies developed from this program.

In-Licenses

Bristol-Myers Squibb.    In March 1998, we obtained rights to some of our technologies and product candidates, portions of which are exclusive, through a license agreement with Bristol-Myers Squibb. Through this license, we secured rights to monoclonal antibody-based cancer targeting technologies, including 26 different patents, eight monoclonal antibodies, chemical linkers, a ribosome-inactivating protein and enabling technologies. We also received a substantial supply of vialed, clinical-grade SGN-15, which has been used in our clinical trials. Under the terms of the license agreement, we are required to pay royalties on net sales of future products incorporating the licensed technology. Our obligation to pay royalties terminates on a product-by-product basis upon the later of ten years after first commercial sale or the last to expire of the licensed patents. The agreement is also subject to earlier termination upon breach of any material obligations by the other party.

Mabtech AB.    In June 1998, we obtained exclusive worldwide rights to a monoclonal antibody that targets the CD40 antigen from Mabtech AB, located in Sweden. Under the terms of this license, we are required to make a progress-dependent milestone payment and pay royalties on net sales of products incorporating technology licensed from Mabtech.

Genentech.    In June 1999, we licensed our anti-CD40 antibody program to Genentech, including our SGN-40 product candidate and associated technology. In October 2002, we received notification from Genentech that they would not continue development of SGN-40. Genentech has agreed to transfer the anti-CD40 technology created during the collaboration back to us, and we are currently conducting preclinical development of SGN-40 on our own. Pursuant to license agreements executed in March 2003, Genentech is entitled to receive an up front license fee, a progress-dependent milestone payment and royalties on net sales of anti-CD40 products that use Genentech’s technology.

University of Miami.    In September 1999, we entered into an exclusive license agreement with the University of Miami, Florida, covering an anti-CD30 monoclonal antibody that is the basis of SGN-30 and the antibody component of SGN-35. Under the terms of this license, we made an up front payment and are required to make progress-dependent milestone payments, certain annual maintenance fee payments and pay royalties on net sales of products incorporating technology licensed from the University of Miami for a period of ten years after the first commercial sale of a product.

Arizona State University.    In February 2000, we entered into a license agreement with Arizona State University for a worldwide, exclusive license to the cell-killing agent Auristatin E. We use variants of Auristatin E as a component of our ADC technology. Under the terms of this license, we are required to make annual maintenance fee payments, progress-dependent milestone payments and pay royalties on net sales of products incorporating technology licensed from Arizona State University until the last to expire of the licensed patents on a country-by-country basis.

ICOS Corporation.    In October 2000, we entered into a license agreement with ICOS Corporation for non-exclusive rights to use the CHEF expression system. We have used this system to manufacture SGN-30 and the BR96 antibody component of SGN-15, and we may also use it for other monoclonal antibodies in the future. Under the terms of this agreement, we are required to make progress-dependent milestone payments and pay royalties on net sales of products manufactured using the CHEF expression system until the last to expire of ICOS’ licensed patents.

CLB-Research and Development.    In July 2001, we entered into an exclusive option and license agreement for certain monoclonal antibodies that target cancer and immunologic disease from CLB-Research and Development, located in the Netherlands. In January 2003, we exercised our option to obtain a worldwide, exclusive license to the antibodies. Under the terms of this agreement, we have made up front and option exercise payments and are required to make progress-dependent milestone payments and pay royalties on net sales of products incorporating the antibodies for a period of ten years after the first commercial sale.

Proacta Therapeutics.    In October 2001, we entered into an exclusive option and license agreement with Proacta Therapeutics, based in New Zealand, for rights to a class of potent, cell-killing drugs called minor groove binders that directly target DNA. In October 2002, we exercised our option to obtain worldwide, exclusive development, manufacturing and commercialization rights to any products utilizing the drugs. Under the terms of the agreement with Proacta, we paid up front and option exercise fees, and are required to pay license fees, progress-dependent milestone payments and royalties upon commercialization of the drugs for a period of ten years after the first commercial sale.

Patents and Proprietary Technology

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and other countries. As of December 31, 2002, we owned or held exclusive or partially exclusive licenses to over 20 issued United States patents and 16 pending United States patent applications.

Our patents and patent applications are directed to product candidates, monoclonal antibodies, therapeutic antigen targets, linker technologies, ADC technologies, immunotoxin technologies, ADEPT and enabling technologies. Although we believe our patents and patent applications provide us with a competitive advantage, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. We and our corporate collaborators or licensors may not be able to develop patentable products or processes or obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us or our corporate collaborators.

Our success will depend significantly on our and our licensors’ abilities to:

•	obtain patent and other proprietary protection for antigens, antibodies and targeted drug delivery systems;

•	defend patents once obtained;

•	preserve trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned, optioned by or licensed to us or our corporate collaborators. Our or our corporate collaborators’ current patents, or patents that issue on pending applications, may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection to us. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our or our corporate collaborators’ ability to make, use or sell any products.

We also rely on trade secrets and proprietary know-how, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. These agreements generally provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also generally provide that we shall own all inventions conceived by the individual in the course of rendering services to us.

Government Regulation

Our products are subject to extensive regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration (FDA), as well as numerous state and foreign agencies. We need to obtain clearance of our potential products by the FDA before we can begin marketing the products in the United States. Similar approvals are also required in other countries.

Product development and approval within this regulatory framework is uncertain, can take many years and requires the expenditure of substantial resources. The nature and extent of the governmental review process for our potential products will vary, depending on the regulatory categorization of particular products and various other factors. In particular, the FDA recently announced a reorganization intended to consolidate review of new pharmaceutical products within the FDA’s Center for Drug Evaluation and Research (CDER). Prior to this reorganization, the FDA’s Center for Biologics Evaluation and Research (CBER) reviewed new biological products such as monoclonal antibodies, while CDER reviewed new drug products and combination drug/biological products such as our antibody-drug conjugates and ADEPT product candidates. We do not believe the FDA’s reorganization will significantly affect the review process for our product candidates, but we are monitoring events within the FDA to keep pace with current developments.

The necessary steps before a new pharmaceutical product may be sold in the United States ordinarily include:

•	preclinical laboratory and animal tests;

•	submission to the FDA of an investigational new drug application which must become effective before clinical trials may commence;

•	completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of a marketing authorization application; and

•	FDA review and approval of the marketing authorization application prior to any commercial sale.

Clinical trials generally are conducted in three sequential phases that may overlap. In phase I, the initial introduction of the product into humans, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves trials in a limited patient population to determine the efficacy of the potential product for specific, targeted indications, determine dosage tolerance and optimum dosage and further identify possible adverse reactions and safety risks. Phase III trials are undertaken to evaluate further clinical efficacy in comparison to standard therapies within a broader patient population, generally at geographically dispersed clinical sites. Phase I, phase II or phase III testing may not be completed successfully within any specific period of time, if at all, with respect to any of our products candidates. Furthermore, the FDA, an institutional review board or we may suspend a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of preclinical studies, pharmaceutical development and clinical trials are submitted to the FDA in the form of a marketing authorization application for approval of the manufacture, marketing and commercial shipment of the pharmaceutical product. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a marketing authorization application if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-market testing and surveillance to monitor the safety or efficacy of the product. In addition, after marketing approval is granted, the FDA may require post-marketing clinical trials, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time.

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approval and marketing than we do. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs.

We expect that competition among products approved for sale will be based, among other things, on efficacy, reliability, product safety, price and patent position. Our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:

•	advance our technology platforms;

•	license additional technology;

•	maintain a proprietary position in our technologies and products;

•	obtain required government and other public and private approvals on a timely basis;

•	attract and retain key personnel; and

•	enter into corporate partnerships.

We are aware of specific companies that have competitive technologies, including Wyeth, Immunogen and Medarex, all of which have antibody-drug conjugate technology. Wyeth markets the antibody-drug conjugate Mylotarg for patients with acute myelogenous leukemia. While we are not developing lead agents for that specific disease, Wyeth may apply their antibody-drug conjugate technology to other monoclonal antibodies that may compete with our lead product candidates. Immunogen has several antibody-drug conjugates in development that may compete with our product candidates. Immunogen has also established partnerships with other pharmaceutical and biotechnology companies to allow them to utilize Immunogen’s technology. During 2002, Medarex completed a purchase of antibody-drug conjugation technology from Corixa Corporation that may compete with our ADC technology. Medarex is also developing an anti-CD30 antibody for hematologic malignancies that may be competitive with SGN-30. We believe that our technology competes favorably with the technologies that are in use at Wyeth, Immunogen and Medarex.

Manufacturing

We received clinical-grade SGN-15 from Bristol-Myers Squibb for our previous and ongoing clinical trials and have entered into agreements with contract manufacturers to supplement our supplies of SGN-15 as necessary, including ICOS Corporation, Albany Molecular Research, Inc. and Gensia-Sicor Pharmaceuticals, Inc. For SGN-30, we have contracted with ICOS to manufacture preclinical and clinical supplies. For SGN-40, Genentech manufactured substantial quantities of clinical grade material that are being transferred to us. In addition, we currently and will in the future continue to rely on other third parties to perform additional steps in the manufacturing process, including synthesis of our next generation drug-linker systems, conjugation, vialing and storage of our product candidates.

We believe that our contract manufacturing relationships with ICOS, Albany Molecular, Gensia-Sicor and other potential contract manufacturers with whom we are in discussions, together with existing supplies of SGN-15 from Bristol-Myers Squibb and supplies of SGN-40 from Genentech, will be sufficient to accommodate clinical trials through phase II and in some cases into the early stages of phase III of our current product candidates. However, we may need to obtain additional manufacturing arrangements, if available on commercially reasonable terms, or increase our own manufacturing capability to meet our future needs, both of which would require significant capital investment. We may also enter into collaborations with pharmaceutical or larger biotechnology companies to enhance the manufacturing capabilities for our product candidates.

Employees

As of December 31, 2002, we had 97 employees, 30 of whom hold doctoral level degrees. Of these employees, 78 are engaged in or directly support research, development and clinical activities and 19 are in administrative and business development positions. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Website

Our website address is www.seattlegenetics.com. We make available, free of charge, through a hyperlink on our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our website is not part of this report.

Item 2. Properties.

Our headquarters are in Bothell, Washington, where we lease approximately 63,900 square feet under a lease expiring May 2010. We may renew the lease, at our option, for two consecutive seven-year periods. We have built out and currently occupy approximately 48,000 square feet as laboratory, discovery, research and development and general administration space, with the remaining space available for future expansion.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol SGEN.

The following table sets forth the high and low sales prices for our common stock, as quoted on the Nasdaq National Market, for each of the quarters indicated.

	High	Low
2001
First Quarter (since March 6, 2001)	$9.41	$4.00
Second Quarter	$11.49	$4.75
Third Quarter	$7.52	$3.60
Fourth Quarter	$5.85	$3.55

2002
First Quarter	$7.50	$4.25
Second Quarter	$6.69	$3.53
Third Quarter	$5.15	$2.62
Fourth Quarter	$3.70	$2.45

2003
First Quarter (through March 14)	$3.95	$2.25

As of March 14, 2003, there were 155 holders of record of our common stock and, according to our estimates, approximately 5,400 beneficial owners of our common stock.

We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

We completed our initial public offering of our common stock pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933 (File No. 333-50266) on March 6, 2001. All 7,000,000 shares of common stock offered in the final prospectus were sold at a price per share of $7.00. The managing underwriters of our initial public offering were JP Morgan, CIBC World Markets and Banc of America Securities LLC. The aggregate gross proceeds of the shares offered and sold were $49.0 million, resulting in net proceeds to us of approximately $44.4 million after deducting underwriting discounts and commissions and other offering expenses of $4.6 million. From the effective date of our initial public offering through December 31, 2002, we have used approximately $33.7 million of the proceeds, including $2.2 million for clinical trials, $9.9 million for contract manufacturing costs, $7.1 million for purchases of property and equipment and approximately $14.5 million for preclinical research and development activities and general corporate purposes. The remainder of the net proceeds from the offering are invested in a variety of high quality interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts.

In January 2002, we formed a strategic alliance with Genencor International, Inc. to jointly discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. In conjunction with forming this strategic alliance, Genencor purchased approximately $3 million, or 573,614 shares, of our common stock in a private placement exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act pursuant to a purchase agreement entered into at the time of sale.

In April 2002, we entered into an ADC collaboration with Genentech, Inc., in connection with which Genentech purchased approximately $3.5 million, or 697,544 shares, of our common stock in a private placement exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act pursuant to a purchase agreement entered into at the time of sale.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Form 10-K. The selected Statements of Operations data for the years ended December 31, 2002, 2001 and 2000 and Balance Sheet data as of December 31, 2002 and 2001 have been derived from our audited financial statements appearing elsewhere in this Form 10-K. The selected Statements of Operations data for the years ended December 31, 1999 and 1998 and Balance Sheet data as of December 31, 2000, 1999, and 1998 have been derived from our audited financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	In thousands, except share data
Statements of Operations Data:
Revenues	$1,684	$274	$99	$1,000	$—
Operating Expenses:
Research and development (1)	19,820	15,400	4,947	2,469	1,331
General and administrative (1)	4,238	3,298	1,872	859	671
Non-cash stock-based compensation expense	2,821	5,175	3,138	726	347

Loss from operations	(25,195)	(23,599)	(9,858)	(3,054)	(2,349)
Investment income, net	2,035	2,907	2,020	236	243

Net loss	(23,160)	(20,692)	(7,838)	(2,818)	(2,106)
Preferred stock deemed dividend and accretion	—	(3)	(504)	(6)	(5)

Net loss attributable to common stockholders	$(23,160)	$(20,695)	$(8,342)	$(2,824)	$(2,111)

Basic and diluted net loss per share	$(0.77)	$(0.86)	$(2.54)	$(1.03)	$(0.94)

Weighted-average shares used in computing basic and diluted net loss per share	30,138,023	23,965,275	3,289,731	2,749,212	2,235,997

	December 31,
	2002	2001	2000	1999	1998
	In thousands
Balance Sheet Data:
Cash, cash equivalents and investments	$44,219	$54,375	$24,330	$30,363	$4,865
Restricted investments	980	982	3,421	—	—
Working capital	23,952	41,153	24,558	32,796	4,800
Total assets	52,536	63,028	29,874	33,363	5,231
Mandatorily redeemable convertible preferred stock	—	—	37,556	37,036	6,912
Additional paid-in capital	105,229	98,484	14,798	1,716	852
Stockholders’ equity (deficit)	46,702	60,671	(8,493)	(3,860)	(1,764)

(1)	Operating expenses exclude charges for non-cash stock-based compensation as follows:

	Years Ended December 31,
	2002	2001	2000	1999	1998
	In thousands
Research and development	$912	$1,746	$973	$393	$73
General and administrative	1,909	3,429	2,165	333	274

	$2,821	$5,175	$3,138	$726	$347

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Important Factors That May Affect Our Business, Results of Operations and Stock Price” set forth at the end of this Item 7 and those contained from time-to-time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We focus on the discovery and development of monoclonal antibody-based drugs to treat cancer and other human diseases. We have three monoclonal antibody-based technologies: genetically engineered monoclonal antibodies; monoclonal antibody-drug conjugates (ADCs); and antibody-directed enzyme prodrug therapy (ADEPT). Our technologies enable us to develop monoclonal antibodies that can kill cells on their own as well as to increase the potency of monoclonal antibodies by enhancing their tumor cell-killing ability. Using our expertise in cancer and monoclonal antibody technologies, we have constructed a diverse portfolio of product candidates. Our technologies also provide us with an opportunity to partner with other companies that are developing monoclonal antibodies.

We have two monoclonal antibody-based product candidates in clinical trials, SGN-30 and SGN-15. SGN-30 is being developed to treat patients with hematologic malignancies. SGN-15 targets a variety of solid tumors, including prostate, ovarian and lung. We also have three product candidates presently undergoing preclinical development: SGN-40 (formerly SGN-14), SGN-35 and SGN-17/19. SGN-40 is in preclinical development for the treatment of hematologic malignancies and some types of solid tumors such as bladder and renal cancer. SGN-35, which utilizes our next generation ADC technology, is in preclinical development for hematological malignancies. This technology utilizes proprietary stable linkers that can significantly reduce the toxic side effects caused by the systemic release of drugs associated with less stable linker technology. These linkers attach our antibodies to synthetic, highly potent, cell-killing drugs we have developed, including variants of Auristatin E, which are scaleable for commercial development. SGN-17/19, which utilizes our ADEPT technology, is being developed preclinically in collaboration with Genencor International for patients with metastatic melanoma.

Since our inception, we have incurred substantial losses and, as of December 31, 2002, we had an accumulated deficit of $56.6 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody-based technologies, clinical trial costs, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our initial public offering in March 2001. Operating expenses increased to $26.9 million in 2002 from $23.9 million in 2001 and $10.0 million in 2000. We expect that our losses will increase for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

In January 2002, we entered into an agreement with Genencor International, Inc. to jointly discover and develop a class of cancer therapeutics based on our ADEPT program. The companies have agreed to jointly fund certain preclinical and clinical development costs and have the right to jointly commercialize any resulting products within the field. The companies may also pay each other specific fees and milestone payments. As part of the collaboration, Genencor paid $3 million to acquire 573,614 shares of our common stock at fair value. In July 2002, we received a license fee under this collaboration agreement from Genencor.

In March 2002, we entered into an agreement with Celltech Group to use our ADC technology with Celltech’s monoclonal antibodies and antibody fragments directed against specific diseases, including immunological targets. Under the terms of the multi-year agreement, Celltech paid an up front technology access fee and may make progress-dependent milestone payments. In addition, Celltech is paying research and reagent fees and will pay royalties on net sales of any resulting products. Celltech will be responsible for product development, manufacturing and marketing of any products generated through the collaboration.

In April 2002, we entered into an agreement with Genentech, Inc. to license our ADC technology for use with Genentech’s antibodies targeted to certain diseases. Under the terms of the multi-year agreement, Genentech paid a $2.5 million up front fee and is paying technology access fees and research fees. Genentech may also pay progress-dependent milestone payments and will pay royalties on net sales of any resulting products. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration. As part of the collaboration, Genentech purchased 697,544 shares of our common stock at fair value on April 19, 2002 in a private placement for an aggregate purchase price of approximately $3.5 million. This stock purchase increased Genentech’s total equity ownership in Seattle Genetics to 1,663,530 shares, or approximately 5.4% of our outstanding common stock. If an additional benchmark is achieved under the collaboration agreement, we have an option, at our sole discretion, to sell additional equity to Genentech at fair value.

During September 2002, Seattle Genetics was awarded a Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) through the National Cancer Institute. The $128,800 grant was awarded under Phase I of the SBIR Program of the NIH to develop anti-cancer prodrugs that can be activated by tumor-associated enzymes. The amount awarded is being recognized over a one year period as the research is performed.

We do not currently have any commercial products for sale. To date, our revenues have been derived principally from our collaboration and license agreements and Small Business Innovative Research grants. In the future, we believe our revenues will consist of milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements, royalties from collaborations with current and future strategic partners and commercial product sales. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, our results of operations may vary substantially from year-to-year and quarter-to-quarter. We believe that period-to-period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

Results of Operations

Years Ended December 31, 2002 and 2001

Revenues.    Revenues increased 514% to $1.7 million in 2002 from $274,000 in 2001. Revenues in 2002 were derived from the earned portion of technology access fees of approximately $836,000, from service and reagent fees of approximately $707,000 and from two Small Business Innovative Research (SBIR) grants of approximately $141,000. Revenues in 2001 were derived from service and reagent fees of approximately $138,000, the earned portion of technology-access fees of approximately $83,000 and a SBIR grant of approximately $53,000.

Research and development expenses.    Research and development expenses, excluding non-cash stock-based compensation expenses, increased 29% to $19.8 million in 2002 from $15.4 million in 2001. This increase was principally due to increases in personnel expenses of approximately $1.8 million, increases in rent and occupancy costs related to our new headquarters and operations facility of approximately $1.3 million, increased usage of laboratory materials and supplies of approximately $995,000 and increases in clinical trial costs of approximately $548,000. These expenses were offset by decreases in manufacturing for clinical grade materials of approximately $943,000 and shared development funding under our collaboration agreement with Genencor of approximately $340,000. The number of research and development personnel increased to 78 at December 31, 2002 from 54 at December 31, 2001. We anticipate that our research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing, shared development funding and clinical trial activities; however, those expenses may fluctuate quarter to quarter based on the timing of manufacturing campaigns, accrual of patients in clinical trials and collaborative activities.

General and administrative expenses.    General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 29% to $4.2 million in 2002 from $3.3 million in 2001. This increase was primarily due to additional administrative personnel. The number of general and administrative personnel increased to 19 at December 31, 2002 from 15 at December 31, 2001. We anticipate that general and administrative expenses will increase as our costs related to adding personnel in support of our general and administrative operations increase.

Non-cash stock-based compensation expense.    Non-cash stock-based compensation expense decreased 46% to $2.8 million in 2002 from $5.2 million in 2001. This decrease is attributable to the accelerated amortization of deferred stock-based compensation, which will decrease in later years as the options vest, and to adjustments to options subject to variable accounting. Variable accounting treatment will result in charges or credits, recorded to non-cash stock-based compensation, dependent on fluctuations in the market value of our common stock. We anticipate that non-cash stock-based compensation expense will decrease based upon scheduled amortizations in accordance with Financial Accounting Standards Board Interpretation No. 28 using an accelerated basis over the vesting period of the individual options.

Investment income, net.    Investment income decreased 30% to $2.0 million in 2002 from $2.9 million in 2001. This decrease is due to lower average balances of cash and cash equivalents, short-term and long-term investments and restricted investments at lower average interest yields in 2002, compared to higher average balances and higher average interest yields in 2001.

Net loss.    Net loss increased 12% to $23.2 million in 2002 from $20.7 million in 2001 as a result of the factors mentioned above.

Years Ended December 31, 2001 and 2000

Revenues.    Revenues increased 178% to $274,000 in 2001 from $99,000 in 2000. Revenues in 2001 were derived from service and reagent fees of approximately $138,000, the earned portion of technology-access fees of approximately $83,000 and a SBIR grant of approximately $53,000. In 2000, revenues were derived exclusively from a Small Business Innovative Research grant.

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

General and administrative expenses.    General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 76% to $3.3 million in 2001 from $1.9 million in 2000. This increase was primarily due to additional administrative personnel and other increases attributable to being a public company, including costs related to investor relations programs and directors’ and officers’ insurance. The number of general and administrative personnel increased to 15 at December 31, 2001 from 11 at December 31, 2000.

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

Net loss.    Net loss increased 164% in 2001 to $20.7 million from $7.8 million in 2000 as a result of the factors mentioned above.

Liquidity and Capital Resources

We have financed our operations primarily through funding from the issuance of equity securities and collaborative agreements. For the last three years, we have received cash of approximately $46.4 million from the net proceeds from our initial public offering and concurrent private placement on March 6, 2001, approximately $9.5 million from private equity financings, approximately $6.5 million from investment income, net and approximately $5.4 million from collaborative research and license agreements, including government grants. At December 31, 2002, cash, cash equivalents, short-term and long-term investments totaled $44.2 million and restricted investments totaled approximately $980,000. Our cash, cash equivalents, short term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts.

Net cash used in operating activities in both 2002 and 2001 was $14.1 million. Net cash used in operating activities in 2000 was $4.5 million. Our net losses of $23.2 million in 2002, $20.7 million in 2001 and $7.8 million in 2000 were adjusted for non-cash charges, which were primarily related to amortization of deferred stock compensation, depreciation and changes in operating assets and liabilities. Changes in operating assets and liabilities include deferred revenue. Expenditures in all periods were a result of clinical trials, contract manufacturing, preclinical research and development and general administrative expenses in support of our operations. In 2002 and 2001, we financed a portion of the net cash used to support operating activities from various collaborative sources. These sources include technology access and license fees, and shared development funding received under our collaboration agreements with Eos Biotechnology, Celltech, Genentech and Genencor International. We expect cash used in operating activities to increase in the future as we increase our number of employees, expand our contract manufacturing initiatives and increase the patient enrollments in our clinical trials. However, we may experience quarterly fluctuations in cash used in operations based on the timing of manufacturing campaigns and cash provided from collaboration activities.

Net cash provided by investing activities for the year ended 2002 was $8.4 million compared to net cash used in investing activities of $27.4 million in 2001 and $25.7 million in 2000. Cash provided by investing activities in 2002 included $10.1 million from sales and maturities of investments, net of the purchase of investments. This compared to $22.0 million from the purchase of investments, net of sales and maturities of investments in 2001 and $25.0 million in 2000. Purchases of property and equipment were $1.7 million for the year ended 2002 compared to $5.5 million in 2001 and $729,000 in 2000. Capital expenditures in 2002 included laboratory equipment of approximately $793,000 and computers, leasehold improvements, furniture and fixtures of approximately $912,000 in support of employee growth. Capital expenditures in 2001 included leasehold improvements of approximately $3.7 million, laboratory equipment of approximately $2.1 million and furniture and fixtures of approximately $762,000, all in connection with our new headquarters and operations facility. We expect that our future capital expenditures will decrease in 2003 compared to 2002 capital expenditures.

Net cash provided by financing activities was $6.6 million in 2002 compared to $47.2 million in 2001 and $2.5 million in 2000. Financing activities in 2002 consisted primarily of the receipt of $3.0 million from the private placement of common stock with Genencor and $3.5 million from the private placement of common stock with Genentech. Financing activities in 2001 included net proceeds of $44.4 million from our initial public offering, $2.0 million from our concurrent private placement and from repayment of notes receivable from stockholders. Financing activities during 2000 consisted primarily of $2.5 million from the collection of subscriptions receivable and $500,000 from the sale of additional Series B convertible preferred stock.

We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of spending will accelerate as a result of the increased costs and expenses associated with clinical trials, regulatory filings, manufacturing, and research and development collaborations. However, we may experience fluctuations in incurring these costs from quarter to quarter based on the timing of manufacturing campaigns, accrual of patients to clinical trials and collaborative activities. Our future expenditures and capital requirements will depend on numerous factors, including the progress of our research and development activities, the cost of filing and enforcing any patent claims and other intellectual property rights, competing technological and market developments and our ability to establish license and collaboration agreements.

The following are future minimum contractual commitments for the years subsequent to December 31, 2002 (in thousands):

	Total	2003	2004-2005	2006-2007	Thereafter
Minimum payments under operating leases	$18,122	$2,013	$4,135	$4,274	$7,700
Minimum payments under license and collaboration agreements	4,836	3,777	643	416	—

Total	$22,958	$5,790	$4,778	$4,690	$7,700

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

As part of the terms of our office and laboratory lease, we have restricted approximately $980,000 of our investments as collateral for certain obligations under the lease. These investment securities are restricted as to withdrawal and are managed by a third party. The lease terms provide for changes in the amounts pledged as restricted securities based upon our market capitalization, stockholders’ equity or cash and investments balance. In the event that our market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, we will be obligated to increase our restricted investment balance to approximately $3.4 million.

We believe that our current cash and investment balances will be sufficient to enable us to meet our anticipated expenditures and operating requirements for at least the next 12 months. We intend to seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private equity financings. However, additional capital may not be available on favorable terms or at all. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials, which may adversely affect our business and operations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, or SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of this statement to have a significant impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a significant impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of EITF 00-21 and will adopt this standard in the second quarter of 2003.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We do not expect the adoption of this FASB Interpretation to have a significant impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. The accompanying financial statements include the required disclosures. We do not believe there will be a significant impact on our financial position or results of operations from the adoption of this new standard unless we were to make a change in our accounting policy and account for all stock option grants as compensation expense.

In January 2003, the FASB issued Interpretations No. 46, or FIN 46, “Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have (i) the characteristics of a controlling financial interest or (ii) sufficient at-risk equity. FIN No. 46 applies to a broad rang of unconsolidated investee entities (e.g. joint ventures, partnerships and cost basis investments) and, effective for financial statements issued after January 31, 2003, adds certain disclosure requirements. Adoption of this FASB interpretation is not expected to have a material impact on our financial position or results of operations.

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

Stock-based Compensation.    We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of our common stock on the date of grant. We recognize no compensation expense on these employee stock option grants. We also have, in the past, granted stock options for a fixed number of shares to employees with an exercise price less than the fair value of our common stock on the date of grant. We recognize the difference between the exercise price and fair value as compensation expense, which is amortized on an accelerated basis over the vesting period of the stock options (the “intrinsic value” method). For certain stock options granted to nonemployees, we recognize as expense the estimated fair value of such options as calculated by the Black-Scholes option pricing model, which is re-measured during the service period. Fair value is determined using allowable methodologies and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. Changes in the fair value of our common stock during the service period will cause fluctuations in recognized compensation expense for variable options.

Investments.    Our investments are diversified among high-credit quality debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included as a component of stockholders’ equity. Realized gains and losses and declines in value of investments judged to be other than temporary are included in other income (expense). The fair value of our investments is subject to volatility. To date, the carrying values of our investments have not been written down due to declines in value judged to be other than temporary. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results.

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

Subsequent Events

We have a 401(k) Plan for all of our employees. Effective February 1, 2003, we implemented a 401(k) matching program whereby we contribute fifty cents for each dollar a participant contributes, with a maximum contribution of 50% of the first 4% of a participant’s earnings not to exceed 50% of the prescribed annual limit.

In March 2003, we entered into license agreements with Genentech pursuant to which we have the right to pursue the development and commercialization of SGN-40 on our own, subject to payment of an up front license fee, a progress-dependent milestone payment and royalties on net sales of products that use Genentech’s technology.

In March 2003, we agreed to secure the majority of our property and equipment as collateral for certain obligations under our office and laboratory lease.

Important Factors That May Affect Our Business, Results of Operations and Stock Price

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

We incorporated in July 1997 and have a limited operating history upon which an investor may evaluate our operations and future prospects. We have incurred net losses in each of our years of operation and, as of December 31, 2002, we had an accumulated deficit of approximately $56.6 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

Our product candidates are at an early stage of development and, if we are not able to successfully develop and commercialize them, we may not generate sufficient revenues to continue our business operations.

All of our product candidates are in early stages of development. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Currently, SGN-30 and SGN-15 are our only product candidates in clinical trials. We are also conducting preclinical development, either alone or in collaboration with others, of SGN-40, SGN-35 and SGN-17/19. We expect that much of our efforts and expenditures over the next few years will be devoted to these clinical and preclinical product candidates. We have no products that have received regulatory approval for commercial sale.

Our ability to commercialize our product candidates depends on first receiving FDA approval. Thereafter, the commercial success of these product candidates will depend upon their acceptance by physicians, patients and other key decision-makers as therapeutic and cost-effective alternatives to currently available products. If we fail to gain approval from the FDA or to produce a commercially successful product, we may not be able to earn sufficient revenues to continue as a going concern.

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

Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. In October 2002, we decided to discontinue clinical trials of SGN-10 and close our SGN-10 program. We have also completed and closed our clinical trials of SGN-15 in combination with Taxotere for the treatment of colon and breast cancer. We still have only limited clinical data in our ongoing clinical trials of SGN-15 and have seen evidence of gastrointestinal toxicity. Commercialization of our product candidates will ultimately depend upon successful completion of additional research and development and testing in both preclinical models and clinical trials. At the present time, SGN-30 and SGN-15 are our only product candidates in clinical trials and SGN-40, SGN-35 and SGN-17/19 are our only product candidates in preclinical development. As a result, any delays or difficulties we encounter with these product candidates may impact our ability to generate revenue and cause our stock price to decline significantly.

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

Due to these and other factors, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval, which could reduce or eliminate our revenue by delaying or terminating the potential commercialization of our product candidates.

Our antibody-drug conjugate (ADC) technology is still at an early-stage of development and has not yet entered human clinical trials

Our next generation ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, is still at an early stage of development. This ADC technology is used in our SGN-35 product candidate and is the basis of our collaborations with Eos Biotechnology, Celltech and Genentech. We and our corporate collaborators are still conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies of these antibody-drug conjugates, and significant additional studies will be required before any of these ADC product candidates enter human clinical trials. Any failures or setbacks in our ADC program could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding this technology, which would negatively affect our business and financial position.

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the development of our product candidates.

We do not currently have the ability to manufacture the drug products that we need to conduct our clinical trials. For SGN-15, we presently rely on drug products that were produced and vialed by Bristol-Myers Squibb and contract manufacturers retained by Bristol-Myers Squibb. We have entered into, and intend to continue to enter into, agreements with contract manufacturers to supplement our supplies of SGN-15 as necessary, including ICOS Corporation, Albany Molecular Research, Inc. and Gensia-Sicor Pharmaceuticals, Inc. For our second product candidate in clinical trials, SGN-30, we have contracted with ICOS to manufacture preclinical and clinical supplies. In addition, we currently and will in the future continue to rely on other third parties to perform additional steps in the manufacturing process, including conjugation, vialing and storage of our product candidates.

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

We currently have a collaboration with Genencor regarding our ADEPT technology and co-development of our SGN-17/19 product candidate for the treatment of metastatic melanoma. In addition we have licensed our ADC technology to Eos Biotechnology, Celltech and Genentech. Under certain conditions, these collaborators may terminate their agreements with us and discontinue use of our technologies. For example, Genentech recently terminated its rights to develop SGN-40, which we are now pursuing on our own.

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

Our success depends, in part, on our ability to maintain protection for our products and technologies under the patent laws or other intellectual property laws of the United States, France, Germany, Japan, United Kingdom and Italy, as well as other countries. We have filed several patent applications with the U.S. Patent and Trademark Office for our technologies that are currently pending. We also have exclusive or partially-exclusive rights to issued U.S. patents, foreign counterpart patents and patent applications in the countries listed above relating to our monoclonal antibody-based technology. Our rights to these patents are derived from worldwide licenses from Bristol-Myers Squibb, Arizona State University and Proacta Therapeutics, among others. In addition, we have licensed or optioned rights to pending U.S. patent applications and foreign counterpart patents and patent applications to third parties.

The standards which the U.S. Patent and Trademark Office uses to grant patents are not always applied predictably or uniformly and can change. Consequently, the pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents may not contain claims that will permit us to stop competitors from using similar technology. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. As a result, the protection, if any, given by our patents if we attempt to enforce them or if they are challenged in court is uncertain. In addition, we rely on certain proprietary trade secrets and know-how. We have taken measures to protect our unpatented trade secrets and know-how, including the use of confidentiality and assignment of inventions agreements with our employees, consultants and certain contractors. It is possible, however, that these persons may breach the agreements or that our competitors may independently develop or otherwise discover our trade secrets.

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

We are highly dependent on the efforts and abilities of the principal members of our managerial and scientific staff, particularly Dr. Clay B. Siegall, our President and Chief Executive Officer, and Dr. H. Perry Fell, our Chairman of the Board and Chief Strategy Officer. Additionally, we have several scientific personnel with significant and unique expertise in monoclonal antibodies and related technologies. The loss of the services of principal members of our managerial or scientific staff may prevent us from achieving our business objectives.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. Some of these companies have commenced clinical trials of antibody products or have successfully commercialized antibody products. Many of these companies are developing products for the same disease indications as we are. Some of these competitors have received regulatory approval or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, Genentech, Immunogen, IDEC Pharmaceuticals, Medarex and Wyeth are developing and/or marketing products that may compete with ours. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive.

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

Our stock price may be volatile and our shares may suffer a decline in value.

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. For example, during 2002 our common stock price fluctuated between $2.45 and $7.50 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including: announcements regarding the results of discovery efforts and preclinical and clinical activities by us or our competitors; changes in our existing corporate partnerships or licensing arrangements; establishment of new corporate partnering or licensing arrangements by us or our competitors; our ability to raise capital; developments or disputes concerning our proprietary rights; issuance of new or changed analysts’ reports and recommendations regarding us or our competitors; share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; changes in government regulations; and economic or other external factors.

We face product liability risks and may not be able to obtain adequate insurance to protect us against losses.

We currently have no products that have been approved for commercial sale. However, the current and future use of our product candidates by us and our corporate collaborators in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited general commercial liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

Our executive officers and directors and greater than five percent stockholders, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 61 percent of our outstanding common stock. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In accordance with our policy, we do not use derivative financial instruments in our investment portfolio. We invest in high quality interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts. Such securities are subject to interest rate risk and will rise and fall in value if market interest rates change; however, we do not expect any material loss from such interest rate changes.

Item 8. Financial Statements and Supplementary Data

Seattle Genetics, Inc.

Seattle Genetics, Inc

Report of Independent Accountants

To the Board of Directors and Stockholders

of Seattle Genetics, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Seattle Genetics, Inc. at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Seattle, Washington

January 24, 2003, except for note 13,

as to which the date is March 27, 2003

Seattle Genetics, Inc.

Balance Sheets

	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$9,180,916	$8,293,504
Short-term investments	17,198,934	33,624,723
Interest receivable	371,303	724,953
Accounts receivable	372,036	81,603
Prepaid expenses and other current assets	320,443	477,782

Total current assets	27,443,632	43,202,565

Property and equipment, net	6,236,270	6,350,450
Restricted investments	980,291	982,002
Long-term investments	17,839,089	12,456,820
Other assets	36,406	36,406

Total assets	$52,535,688	$63,028,243

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$2,190,732	$1,907,717
Current portion of deferred revenue	1,301,316	141,667

Total current liabilities	3,492,048	2,049,384

Deferred rent	268,026	107,052
Deferred revenue, less current portion	2,074,159	200,694

Total long-term liabilities	2,342,185	307,746

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,693,477 and 29,322,741 issued and outstanding, respectively	30,693	29,323
Additional paid-in capital	105,229,281	98,484,346
Notes receivable from stockholders	(271,533)	(271,533)
Deferred stock compensation	(1,965,913)	(4,688,507)
Accumulated other comprehensive income	294,961	572,980
Accumulated deficit	(56,616,034)	(33,455,496)

Total stockholders’ equity	46,701,455	60,671,113

Total liabilities and stockholders’ equity	$52,535,688	$63,028,243

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

	Years Ended December 31,
	2002	2001	2000
Revenues
Collaboration and license agreements	$1,542,645	$220,880	$—
Government grants	141,023	53,268	98,632

Total revenues	1,683,668	274,148	98,632

Operating expenses
Research and development (excludes non-cash stock-based compensation expense of $911,633, $1,746,293 and $972,841, respectively)	19,820,230	15,400,299	4,947,087
General and administrative (excludes non-cash stock-based compensation expense of $1,909,257, $3,429,035 and $2,165,099, respectively)	4,238,236	3,298,109	1,872,164
Non-cash stock-based compensation expense	2,820,890	5,175,328	3,137,940

Total operating expenses	26,879,356	23,873,736	9,957,191

Loss from operations	(25,195,688)	(23,599,588)	(9,858,559)

Investment income, net	2,035,150	2,906,623	2,020,186

Net loss	(23,160,538)	(20,692,965)	(7,838,373)

Deemed dividend upon issuance of Series B mandatorily redeemable preferred stock	—	—	(484,386)
Accretion on mandatorily redeemable preferred stock	—	(3,295)	(19,520)

Net loss attributable to common stockholders	$(23,160,538)	$(20,696,260)	$(8,342,279)

Basic and diluted net loss per share	$(0.77)	$(0.86)	$(2.54)

Weighted-average shares used in computing basic and diluted net loss per share	30,138,023	23,965,275	3,289,731

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Stockholders’ Equity (Deficit)

	Common stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock compensation	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 1999	3,723,708	$3,723	$1,715,663	$(3,096)	$(651,921)	$—	$(4,924,158)	$(3,859,789)
Deemed dividend upon issuance of Series B mandatorily redeemable preferred stock	—	—	484,386	—	—	—	—	484,386
Deemed dividend upon issuance of Series B mandatorily redeemable preferred stock	—	—	(484,386)	—	—	—	—	(484,386)
Stock option exercises	857,369	858	422,104	(405,288)	—	—	—	17,674
Deferred stock compensation	—	—	12,679,797	—	(12,679,797)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	3,137,940	—	—	3,137,940
Accretion on mandatorily redeemable preferred stock	—	—	(19,520)	—	—	—	—	(19,520)
Unrealized gain on investments	—	—	—	—	—	69,196	—	69,196
Net loss	—	—	—	—	—	—	(7,838,373)	(7,838,373)

Comprehensive loss	—	—	—	—	—	—	—	(7,769,177)

Balances at December 31, 2000	4,581,077	4,581	14,798,044	(408,384)	(10,193,778)	69,196	(12,762,531)	(8,492,872)
Issuance of common stock for employee stock purchase plan	9,930	10	54,853	—	—	—	—	54,863
Stock option exercises	58,948	59	9,863	—	—	—	—	9,922
Collection of notes receivable from stockholders	—	—	—	136,851	—	—	—	136,851
Conversion of preferred stock to common stock	17,387,072	17,387	37,541,915	—	—	—	—	37,559,302
Initial public offering (net of issuance costs of $4,579,803)	7,285,714	7,286	46,412,909	—	—	—	—	46,420,195
Deferred stock compensation	—	—	(329,943)	—	329,943	—	—	—
Amortization of deferred stock compensation	—	—	—	—	5,175,328	—	—	5,175,328
Accretion on mandatorily redeemable preferred stock	—	—	(3,295)	—	—	—	—	(3,295)
Unrealized gain on investments	—	—	—	—	—	516,426	—	516,426
Reclassification adjustment for gains included in net income	—	—	—	—	—	(12,642)	—	(12,642)
Net loss	—	—	—	—	—	—	(20,692,965)	(20,692,965)

Comprehensive loss	—	—	—	—	—	—	—	(20,176,539)

Balances at December 31, 2001	29,322,741	29,323	98,484,346	(271,533)	(4,688,507)	572,980	(33,455,496)	60,671,113
Issuance of common stock for employee stock purchase plan	32,478	32	135,685	—	—	—	—	135,717
Stock option exercises	67,100	66	12,229	—	—	—	—	12,295
Issuance of common stock to Genencor International, Inc.	573,614	574	2,999,426	—	—	—	—	3,000,000
Issuance of common stock to Genentech, Inc.	697,544	698	3,499,299	—	—	—	—	3,499,997
Deferred stock compensation	—	—	98,296	—	(98,296)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	2,820,890	—	—	2,820,890
Unrealized loss on investments	—	—	—	—	—	(274,919)	—	(274,919)
Reclassification adjustment for gains included in net income	—	—	—	—	—	(3,100)	—	(3,100)
Net loss	—	—	—	—	—	—	(23,160,538)	(23,160,538)

Comprehensive loss	—	—	—	—	—	—	—	(23,438,557)

Balances at December 31, 2002	30,693,477	$30,693	$105,229,281	$(271,533)	$(1,965,913)	$294,961	$(56,616,034)	$46,701,455

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2002	2001	2000
Operating activities
Net loss	$(23,160,538)	$(20,692,965)	$(7,838,373)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,820,890	5,175,328	3,137,940
Depreciation and amortization	1,231,473	598,698	186,548
Loss (gain) on disposal of property and equipment	234	(38,037)	—
Realized (gain) loss on sale of investments	(3,100)	(12,642)	6,747
Amortization on investments	685,854	576,099	(49,714)
Deferred rent	160,974	107,052	—
Changes in operating assets and liabilities
Interest receivable	353,650	(445,883)	(279,070)
Accounts receivable	(290,433)	(81,603)	—
Prepaid expenses and other current assets	157,339	(122,193)	(289,214)
Accounts payable and accrued liabilities	870,058	509,984	653,936
Deferred revenue	3,033,114	342,361	—

Net cash used in operating activities	(14,140,485)	(14,083,801)	(4,471,200)

Investing activities
Purchases of investments	(22,335,255)	(57,119,248)	(30,108,959)
Proceeds from sale and maturities of investments	32,419,713	35,128,737	5,088,414
Purchases of property and equipment	(1,704,570)	(5,504,764)	(728,597)
Proceeds from disposal of property and equipment	—	75,000	—

Net cash provided by (used in) investing activities	8,379,888	(27,420,275)	(25,749,142)

Financing activities
Net proceeds from issuance of common stock	6,648,009	47,041,743	17,674
Proceeds from subscription receivable	—	—	2,545,001
Collection of notes receivable	—	136,851	—
Net proceeds from issuance of Series B preferred stock	—	—	500,364
Prepaid public offering costs	—	—	(556,763)
Book overdraft	—	—	(29,516)

Net cash provided by financing activities	6,648,009	47,178,594	2,476,760

Net increase (decrease) in cash and cash equivalents	887,412	5,674,518	(27,743,582)
Cash and cash equivalents, at beginning of period	8,293,504	2,618,986	30,362,568

Cash and cash equivalents, at end of period	$9,180,916	$8,293,504	$2,618,986

Supplemental disclosures
Non-cash investing and financing activities
Issuance of common stock in exchange for notes receivable	$—	$—	$405,288

Increase (decrease) in deferred stock compensation	$98,296	$(329,943)	$12,679,797

Leasehold improvement construction costs accrued	$(587,043)	$587,043	$—

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Notes to Financial Statements

1. Organization and summary of significant accounting policies

Nature of business

Seattle Genetics, Inc., the Company, was incorporated in the State of Delaware on July 15, 1997 for the purpose of discovering and developing monoclonal antibody-based drugs to treat cancer and other human diseases. The Company’s three monoclonal antibody-based technologies include: genetically engineered monoclonal antibodies, antibody-drug conjugates (ADCs) and antibody-directed enzyme prodrug therapy (ADEPT).

Cash and cash equivalents

The Company generally considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Investments

Investments in securities with maturities of less than one year at the date of acquisition or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Management’s classification of its marketable securities into categories is in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies its securities as available-for-sale, which are reported at fair value with the related unrealized gains and losses included as a component of stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). Cost of investments for purposes of computing realized and unrealized gains and losses are based on the specific identification method.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income, net. Interest and dividends on all securities are included in interest income.

Restricted investments

Restricted investments consist of a money market account and a government bond backed by U.S. government securities and U.S. government agencies. These investments are carried at fair value, and are restricted as to withdrawal in accordance with the lease of the Company’s office and laboratory facility. Restricted investments are held in the Company’s name with a major financial institution. The lease terms provide for changes in the amounts pledged as restricted securities based upon the Company’s market capitalization, stockholders’ equity or cash and investments balance. In the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company will be obligated to increase its restricted investment balance to approximately $3.4 million. As of December 31, 2002, the Company was in compliance with these thresholds.

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

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year. These reclassifications have no impact on net loss, stockholders equity or cash flows as previously reported.

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Years
Laboratory equipment	5
Furniture and fixtures	5
Computers and office equipment	3
Vehicles	5

Leasehold improvements are amortized over the shorter of the term of the applicable lease or the useful life of the asset. Gains and losses from the disposal of property and equipment are reflected in the statement of operations in the year of disposition. Expenditures for additions and improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Measurement of an impairment is required when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of a recognized impairment loss is the excess of an asset’s carrying value over its fair value. The Company has not recognized any impairment losses through December 31, 2002.

Revenue recognition

Revenues from the sale of products and services are recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fees are fixed and determinable and collectibility is assured.

Revenues from license fees and milestone payments received for the delivery of rights or services representing the culmination of a separate earnings process are recognized when due and the amounts are considered collectible. Revenues from license fees and milestone payments received in connection with other rights or services which represent continuing obligations of the Company are deferred and recognized ratably over the period that the fees or payments are earned.

Government grants represent income earned, on a cost reimbursement basis, under the Small Business Innovation Research Program, or SBIR, of the National Institutes of Health. The Company recognizes revenue from government grants based upon the level of services performed during the term of the grants.

The Company performs certain research and development activities on behalf of collaborative partners. The Company is generally reimbursed at cost, including allocated overhead. The Company recognizes revenue as the activities are performed, but bills the collaborator monthly, quarterly or upon the completion of the effort, based

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

on the terms of each agreement. Amounts earned, but not billed to the collaborator are included in accounts receivable in the accompanying balance sheet.

Research and development expenses

Research and development expenses consist of direct and overhead expenses for drug discovery and research, preclinical studies and for costs associated with clinical trial activities and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred. Research and development expenses under government grants approximate the revenue recognized under such agreements. Reimbursements for shared expenses received from collaborative partners are recorded as reductions of research and development expenses. Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain.

Fair value of financial instruments

The recorded amounts of certain financial instruments, including cash and cash equivalents, investments, interest receivable, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Concentration of credit risk

Cash and cash equivalents are invested in deposits with major banking and brokerage firms. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company invests its excess cash in accordance with its investment policy, which has been approved by the Board of Directors and is reviewed periodically by management and with the Company’s Audit Committee to minimize credit risk.

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

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB No. 25) as interpreted by Financial Accounting Standards Board Interpretation No. 44 (FIN 44) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Under APB No. 25 and related interpretations, compensation expense is based on the difference, if any, of the fair value of the Company’s stock and the exercise price of the option as of the date of grant. These differences are deferred and amortized in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” (FIN No. 28) on an accelerated basis over the vesting period of the individual options.

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” and related interpretations.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each year:

	Years Ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders as reported	$(23,160,538)	$(20,696,260)	$(8,342,279)
Add: stock-based compensation included in reported net loss	2,820,890	5,175,328	3,137,940
Deduct: total stock-based compensation expense determined under the fair value method	(8,506,593)	(9,397,648)	(3,234,690)

Pro forma net loss	(28,846,241)	(24,918,580)	(8,439,029)

Basic and diluted net loss per share
As reported	$(0.77)	$(0.86)	$(2.54)

Pro forma	$(0.96)	$(1.04)	$(2.57)

Comprehensive income/loss

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires the disclosure of comprehensive income and its components in the financial statements. Comprehensive income is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.

Segments

The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas, and major customers. Management has determined that the Company operates in one segment.

Certain risks and uncertainties

The Company’s products and services are concentrated in a highly competitive market that is characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards. Failure to anticipate or respond adequately to technological advances, changes in customer requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of planned products or services, could have a material adverse effect on the Company’s business and operating results.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, or SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

June 15, 2002. We do not expect the adoption of this statement to have a significant impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a significant impact on the Company’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of EITF 00-21 and will adopt this standard in the second quarter of 2003.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We do not expect the adoption of this FASB Interpretation to have a significant impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. The accompanying financial statements include these required disclosures. We do not believe there will be a significant impact on the Company’s financial position or results of operations from the adoption of this new standard unless we were to make a change in our accounting policy and account for all stock option grants as compensation expense.

In January 2003, the FASB issued Interpretations No. 46, or FIN 46, “Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have (i) the characteristics of a controlling financial interest or (ii) sufficient at-risk equity. FIN No. 46 applies to a broad range of unconsolidated investee entities (e.g. joint ventures, partnerships and cost basis investments) and, effective for financial statements issued after January 31, 2003, adds certain disclosure requirements. Adoption of this FASB interpretation is not expected to have a material impact on the Company’s financial position or results of operations.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

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

The following table presents the calculation of basic and diluted net loss per share:

	Years Ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders	$(23,160,538)	$(20,696,260)	$(8,342,279)

Weighted-average shares used in computing basic and diluted net loss per share	30,138,023	23,965,275	3,289,731

Basic and diluted net loss per share	$(0.77)	$(0.86)	$(2.54)

Antidilutive securities not included in net loss per share calculation
Convertible preferred stock	—	—	17,387,072
Options to purchase common stock	3,840,129	2,772,411	1,313,818
Restricted shares of common stock subject to repurchase	221,566	388,441	870,522

Total	4,061,695	3,160,852	19,571,412

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

2. Investments

Investments consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2002
Mortgage-backed securities	$17,666,487	$174,935	$(2,333)	$17,839,089
U.S. corporate obligations	12,075,268	91,836	—	12,167,104
U.S. government and agencies	5,981,599	30,522	—	6,012,121

Total	$35,723,354	$297,293	$(2,333)	$36,018,314

Reported as:
Short-term investments				$17,198,934
Long-term investments				17,839,089
Restricted investments				980,291

Total				$36,018,314

December 31, 2001
Mortgage-backed securities	$11,235,289	$53,420	$—	$11,288,709
U.S. corporate obligations	27,545,502	377,784	—	27,923,286
U.S. government and agencies	7,149,196	137,198	—	7,286,394
Municipal bonds	560,578	4,578	—	565,156

Total	$46,490,565	$572,980	$—	$47,063,545

Reported as:
Short-term investments				$33,624,723
Long-term investments				12,456,820
Restricted investments				982,002

Total				$47,063,545

The cost and estimated fair value of investments, by contractual maturity, consists of the following at December 31, 2002:

	Amortized Cost	Fair Value
Due within one year	$18,056,867	$18,179,225
Mortgage-backed securities	17,666,487	17,839,089

	$35,723,054	$36,018,014

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consists of the following at December 31:

	2002	2001
Service contracts	$106,430	$44,897
Insurance	91,514	82,193
Amounts due under collaboration agreements	66,596	3,444
License fees paid in advance	40,000	117,681
Employee benefits	15,903	60,687
Rent		168,880

Total	$320,443	$477,782

4. Property and equipment

Property and equipment consists of the following at December 31:

	2002	2001
Leasehold improvements	$3,822,059	$3,731,182
Laboratory equipment	2,928,038	2,135,986
Furniture and fixtures	850,915	761,683
Computers and office equipment	754,529	618,246
Vehicle	4,683	—

	8,360,224	7,247,097
Less: accumulated depreciation and amortization	(2,123,954)	(896,647)

Total	$6,236,270	$6,350,450

5. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consists of the following at December 31:

	2002	2001
Trade accounts payable	$1,315,991	$1,275,571
Clinical trial costs	575,843	315,318
Compensation and benefits	248,605	154,740
Franchise and local taxes	50,293	162,088

Total	$2,190,732	$1,907,717

6. Income taxes

At December 31, 2002, the Company had net operating loss carryforwards of approximately $40.3 million, which may be used to offset future taxable income. These carryforwards expire beginning in 2018 through 2022. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the company’s ownership occur. The amount of such limitations, if any, have not yet been determined.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

At December 31, 2002 the company had Research and Experimentation Credit carryforwards of approximately $1.5 million, which will expire ending in 2022.

The effects of temporary differences and carryforwards that give rise to deferred tax assets at December 31 are as follows:

	December 31,
	2002	2001
Deferred tax assets
Net operating loss carryforwards	$13,697,000	$7,968,000
Stock-based compensation	1,768,000	1,264,000
Research and development credit carryforwards	1,492,000	814,000
Deferred Revenue	1,035,000	—
License fees	84,000	128,000
Other	444,000	234,000

Total deferred tax assets	18,521,000	10,408,000
Less: Valuation allowance	(18,521,000)	(10,408,000)

Net deferred taxes	$—	$—

7. Collaboration and license agreements

Genentech

In June 1999, the Company licensed its anti-CD40 antibody program to Genentech, including the SGN-40 product candidate and associated technology. As part of this agreement, the Company sold Genentech 680,272 shares of Series B convertible preferred stock in December 1999 and 285,714 shares of common stock at the Company’s initial public offering in March 2001. In October 2002, the Company received notification from Genentech that they would not continue development of SGN-40. Genentech has agreed to transfer the anti-CD40 technology created during the collaboration back to the Company, and the Company is currently conducting preclinical development of SGN-40.

In April 2002, the Company entered into an agreement with Genentech to allow them to use the Company’s proprietary ADC technology with their monoclonal antibodies. Under the terms of the multi-year agreement, Genentech paid a $2.5 million up front fee, is paying technology access fees and research fees, and may pay progress-dependent milestone payments and royalties on net sales of any resulting products. The up front technology access fees have been deferred and will be recognized as revenue ratably over the term of the agreement. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration. As part of the collaboration, Genentech also purchased $3.5 million, or 697,544 shares, of the Company’s common stock at fair value, which increased Genentech’s total equity ownership in the Company to approximately 5.4%. If an additional benchmark is achieved under the collaboration agreement, Seattle Genetics has an option to sell additional equity to Genentech at fair value.

Eos Biotechnology

In June 2001, the Company entered into an agreement with Eos Biotechnology, Inc. to allow them to use the Company’s proprietary ADC technology with their monoclonal antibodies. In February 2003, Eos Biotechnology announced an agreement to be acquired by Protein Design Labs, Inc. Eos has previously paid several technology access fee, service and reagent fees to the Company. Eos (or Protein Design Labs) may additionally make progress-dependent milestone payments, pay royalties to the Company on net sales of any resulting products and

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

will be responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this agreement. Technology access fees received under this agreement were deferred and will be recognized as revenue ratably over the term of the agreement.

Celltech Group

In March 2002, the Company entered into an agreement with the Celltech Group to allow them to use the Company’s proprietary ADC technology with their monoclonal antibodies. Celltech paid the Company an up front technology access fee, is paying service and reagent fees and may additionally make progress-dependent milestone payments and pay royalties to the Company on net sales of any resulting products. The up front technology access fee has been deferred and will be recognized as revenue ratably over the term of the agreement. Celltech will be responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this agreement.

Bristol-Myers Squibb

The Company obtained the rights to some of its technologies and product candidates through a 1998 license agreement with Bristol-Myers Squibb, portions of which are exclusive. Through this license, the Company secured rights to various monoclonal antibody-based cancer targeting technologies, including 26 different patents, eight monoclonal antibodies, chemical linkers, a ribosome-inactivating protein and enabling technologies. The Company also received a substantial supply of vialed, clinical-grade SGN-15, which has been used in the Company’s clinical trials of SGN-15. Under the terms of the license agreement, the Company is required to pay royalties on net sales of future products incorporating the licensed technology. The Company’s obligation to pay royalties terminates on a product-by-product basis upon the later of ten years after first commercial sale or the last to expire of the licensed patents. The agreement is also subject to earlier termination upon breach of any material obligations by the other party.

Medarex

In February 2001, the Company entered into a collaboration agreement with Medarex to produce fully-human monoclonal antibodies to certain breast cancer and melanoma antigen targets identified by the Company over the following three years. Under the agreement, all development, manufacturing, and clinical costs of jointly developed products and all net profits or net losses will be shared by Medarex and the Company. Each company has the right to opt out of the joint development of any antigen target and receive instead certain progress-dependent milestone and royalty payments on net sales. The agreement terminates upon the later of one year after completion of the research activities or the date on which neither party is exploiting any jointly developed products. As part of this agreement, Medarex purchased 285,714 shares of the Company’s common stock for approximately $2.0 million at the Company’s initial public offering price in March 2001.

In November 2001, the Company entered into an additional agreement with Medarex, which allows the Company to immunize Medarex mice and to generate antibodies. The Company has the option to obtain a non-exclusive research license and /or exclusive commercial licenses with respect to an antibody developed from this program.

Genencor International

In January 2002, the Company formed a strategic alliance with Genencor International to jointly discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs with Genencor International. The agreement provides for the Company to receive specific fees and milestone payments and for Genencor to receive certain milestone payments. Fees and milestones received have been

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

deferred and will be recognized as revenue ratably over the term of the agreement. Milestone payments paid to Genencor will be recognized as research and development expense upon attaining these milestones. As a part of the agreement, the Company sold Genencor $3.0 million or 573,614 shares of the Company’s common stock at fair value in a private placement. Under the terms of the multi-year agreement, there will be cost sharing between the two companies for SGN-17/19 and any other joint products that enter development.

CLB-Research and Development

In July 2001, the Company entered into an exclusive option and license agreement to license certain monoclonal antibodies that target cancer and immunologic disease from CLB-Research and Development, located in the Netherlands. In January 2003, the Company exercised its option to obtain a worldwide, exclusive license to the antibodies. Under the terms of this agreement, the Company has made up front and option exercise payments and will be required to make progress-dependent milestone payments and pay royalties on net sales of products incorporating the antibodies for a period of ten years after the first commercial sale.

Proacta Therapeutics

In October 2001, the Company entered into an exclusive option and license agreement to license certain drugs from Proacta Therapeutics, based in Auckland, New Zealand. The agreement provides the Company with exclusive access to a class of potent cell-killing drugs that directly target DNA. In October 2002, the Company exercised its option to obtain worldwide, exclusive development, manufacturing and commercialization rights to any products utilizing the drugs. Under the terms of the agreement with Proacta, the Company paid up front and option exercise fees, and will be required to pay license fees, progress-dependent milestone payments and royalties upon commercialization of the drugs for a period of ten years after the first commercial sale.

Other agreements

The Company has also entered into license agreements with Arizona State University, Brookhaven Science Associates LLC, ICOS Corporation, Mabtech AB, and the University of Miami. These agreements obligate the Company to pay certain license and maintenance fees, progress-dependent milestone payments and royalties on commercial sales for specified periods which vary by agreement.

The minimum contractual payments under the Company’s existing license, collaboration and contract manufacturing agreements are expected to aggregate to approximately $3.8 million in 2003, $485,000 in 2004, $158,000 in 2005, $208,000 in 2006 and $208,000 in 2007. Furthermore, those agreements also provide for payments upon the achievement of certain milestones and the payment of royalties based on net sales of commercial products. The Company does not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years. The milestone payments could be substantially higher and the royalties could be payable earlier if the Company files or receives regulatory approvals or achieves commercial sales sooner than expected.

8. Commitments and contingencies

In December 2000, the Company entered into an operating lease for office and laboratory space. The lease provides for monthly lease payments that began in June 2001. The initial lease term is ten years with two, seven-year renewal options, subject to certain conditions. The lessor committed to fund up to $6.4 million of improvements to the building. As of December 31, 2002, the Company has used $6.0 million of the improvements fund.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

The lease agreement contains scheduled rent increases. Accordingly, the Company has recorded a deferred rent liability of $268,026 at December 31, 2002.

As part of this lease transaction, the Company has restricted $980,000 of its investments as collateral for certain obligations of the lease. These investment securities are restricted as to withdrawal and are managed by a third party. The lease terms provide for changes in the amounts pledged based upon the Company’s market capitalization, stockholders’ equity or cash and investments balance, and decreases beginning in the fourth year of the lease. In the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company will be obligated to increase its restricted investment balance to approximately $3.4 million. As of December 31, 2002, the Company was in compliance with these thresholds.

Additionally, the Company has entered into lease obligations through 2005 for office equipment.

Future minimum lease payments under all noncancelable operating leases are as follows:

Years ending December 31,
2003	$2,012,554
2004	2,052,433
2005	2,083,129
2006	2,116,021
2007	2,158,345
Thereafter	7,699,725

$18,122,207

Rent expense totaled $2,136,797, $1,133,562 and $1,582,234 for years ended December 31, 2002, 2001 and 2000, respectively.

9. Stockholders’ equity

Restricted common stock

In December 1997, the Company issued 3,440,000 shares of common stock to its founders, in exchange for cash and full recourse notes receivable, subject to a repurchase option. The notes carried an annual interest rate of 5.6% and were paid in full in January 2001.

In 2000, the Company issued 667,500 shares of common stock to certain of its employees and consultants pursuant to the exercise of options in exchange for full recourse notes receivable carrying annual interest rates of approximately 6%. In the event of a termination of employment or consulting relationship with the Company for any reason, the Company has the exclusive option, for a period of 60 days following the termination of the relationship, to repurchase all or any portion of the shares held by such employee or consultant which have not been released from the repurchase option, at the original purchase price. The shares are released from the repurchase option over a four-year period. At December 31, 2002 and 2001, there were 221,556 and 388,441 shares of common stock subject to the Company’s repurchase option, respectively.

Employee Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (Purchase Plan) with a total of 593,227 shares of common stock reserved for issuance under the Purchase Plan. The number of shares reserved for issuance under the Purchase Plan will be subject to an automatic annual increase on the first day of each of the fiscal years beginning in 2002 and ending in 2010 that is equal to the lesser of (1) 300,000 shares; (2) 1% of the Company’s

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

outstanding common stock on the last day of the immediately preceding fiscal year; or (3) such lesser number of shares as the board of directors determines. A total of 32,478 shares were sold to employees during the year ended December 31, 2002 at purchase prices of $5.45 and $3.37 per share and 9,930 shares were sold to employees during the year ended December 31, 2001 at a purchase price of $5.53 per share.

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

In conjunction with the closing of the Company’s initial public offering on March 6, 2001, 6,950,000 outstanding shares of Series A convertible preferred stock and 10,437,072 outstanding shares of Series B convertible preferred stock were converted into an equal number, or 17,387,072 shares, of common stock. Prior to their conversion, the issuance costs of the Series A and Series B convertible preferred stock were amortized by periodic charges for accretion. These accretion amounts increase net loss attributable to common stockholders.

The Company’s certificate of incorporation authorizes undesignated Preferred Stock consisting of 5,000,000 shares. These shares may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of unissued preferred stock and to increase or decrease the number of shares of any unissued series.

11. Stock option plan

The Company has a 1998 Stock Option Plan (Option Plan) whereby 5,572,910 shares of the Company’s common stock were reserved for issuance to employees, officers, consultants and advisors of the Company as of December 31, 2002. The Option Plan provides for an annual increase in the number of reserved shares on the first day of each of the Company’s fiscal years beginning in 2002 and ending in 2008 that is equal to the lesser of (1) 1,200,000 shares; (2) 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year; or (3) such lesser number of shares as the board of directors determines. Options granted under the Option Plan may be either incentive stock options or nonstatutory stock options as determined by the Board of Directors. The term of the Option Plan is ten years.

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

Generally, options granted under the Option Plan vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following three years.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

For purposes of the computation of the pro forma effects on the net loss above, the fair value of each employee option is estimated using the Black-Scholes option pricing model and using the following weighted-average assumptions:

	Years ended December 31,
	2002	2001	2000
Risk-free interest rate	3.92%	4.80%	5.56%
Expected lives	4 years	4 years	4 years
Expected dividends	None	None	None
Expected volatility	89%	95%	0%

For purposes of estimating the fair value of options granted to nonemployees, the same assumptions were used and the contractual lives of the options were used for expected lives.

The weighted-average exercise prices and fair values of options granted for the years ended December 31 were as follows:

	Years ended December 31,
	2002		2001		2000
	Weighted- average exercise price	Weighted- average fair value	Weighted- average exercise price	Weighted- average fair value	Weighted- average exercise price	Weighted- average fair value
Exercise prices equal to the fair value of the stock at the date of grant	$5.23	$3.95	$7.55	$6.05	$—	$—

Exercise prices less than the fair value of the stock at the date of grant	$—	$—	$5.00	$7.46	$1.90	$8.21

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

A summary of stock option activity is as follows:

	Shares available for grant	Options outstanding
		Number of shares	Weighted- average exercise price per share
Balances, December 31, 1999	1,491,792	618,000	$0.10

Additional shares reserved	2,270,000	—	—

Options granted	(1,630,500)	1,630,500	$1.90
Options exercised	—	(857,369)	$0.49
Options forfeited	77,313	(77,313)	$0.19

Balances, December 31, 2000	2,208,605	1,313,818	$2.07

Additional shares reserved	400,000	—	—

Options granted	(1,570,250)	1,570,250	$7.41
Options exercised	—	(58,948)	$0.17
Options forfeited	52,709	(52,709)	$0.89

Balances, December 31, 2001	1,091,064	2,772,411	$5.16

Additional shares reserved	1,172,910	—	—

Options granted	(1,193,350)	1,193,350	$5.23
Options exercised	—	(67,100)	$0.18
Options forfeited	58,532	(58,532)	$4.10

Balances, December 31, 2002	1,129,156	3,840,129	$5.28

The following table summarizes information about options outstanding at December 31, 2002:

Options outstanding				Options exercisable
Range of exercise price	Number of shares	Weighted- average remaining contractual life (in years)	Weighted- average exercise price per share	Number of shares	Weighted- average exercise price per share
$0.10 - $0.29	352,179	6.59	$0.20	264,844	$0.18
$2.77 - $4.00	914,500	8.43	$3.06	388,728	$3.03
$4.18 - $5.72	696,300	8.79	$5.05	147,112	$5.01
$6.00 - $7.00	996,650	8.83	$6.49	159,563	$6.71
$8.24 - $9.00	880,500	8.39	$8.44	348,727	$8.44

$0.10 - $9.00	3,840,129	8.42	$5.28	1,258,974	$4.63

Directors’ Stock Option Plan

The Company has a 2000 Directors’ Stock Option Plan (Directors’ Plan). Under the terms of the Directors’ Plan, each existing nonemployee director who had not previously been granted a stock option by the Company, was granted a nonstatutory stock option to purchase 25,000 shares of common stock on the effective date of this plan, March 6, 2001. Each new nonemployee director who becomes a director after the effective date of the plan will also be granted a nonstatutory stock option to purchase 25,000 shares of common stock on the date on which such individual first becomes a member of the board of directors. Each initial option shall vest at the rate of 25%

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

of the total number of shares subject to such option twelve months after the date of grant, with the remaining shares vesting thereafter in equal monthly installments over three years. Thereafter, on the dates of each annual stockholder meeting, each nonemployee director who has been a member of the board of directors for at least six months will be granted a nonstatutory stock option to purchase 10,000 shares of common stock. Each annual option shall vest at the rate of 100% of the total number of shares subject to such option on the day before the one-year anniversary of the grant date.

All options granted under the Directors’ Plan will have a term of 10 years and an exercise price equal to the fair value of the underlying shares on the date of grant. A total of 400,000 shares of common stock have been reserved for issuance under the 2000 Directors’ Plan and a total of 75,000 shares were granted and 25,000 shares were forfeited in 2002 and 100,000 shares were granted in 2001.

12. Employee benefit plan

The Company has a 401(k) Plan for all of its employees. The Plan allows eligible employees to defer up to 15%, but no greater than $11,000 (or $12,000 for employees greater than 50 years old) in calendar year 2002, of their pretax compensation at the discretion of the employee. Since the Company’s inception through the year ended December 31, 2002, the Plan did not provide for Company matching of employee contributions.

13. Subsequent Events.

The Company has a 401(k) Plan for all of its employees. Effective February 1, 2003, the Company implemented a 401(k) matching program whereby the Company contributes fifty cents for each dollar a participant contributes, with a maximum contribution of 50% of the first 4% of a participant’s earnings not to exceed 50% of the prescribed annual limit.

In March 2003, the Company entered into license agreements with Genentech pursuant to which the Company has rights to pursue the development and commercialization of SGN-40 on its own, subject to payment of an up front license fee, a progress-dependent milestone payment and royalties on net sales of products that use Genentech’s technology.

In March 2003, the Company agreed to secure the majority of its property and equipment as collateral for certain obligations under its office and laboratory lease.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

14. Quarterly Financial Data (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2002 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

Quarterly Financial Data:

	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
2002
Revenues	$269	$376	$404	$635

Expenses
Research and development	4,853	5,315	4,296	5,356
General and administrative	1,105	1,055	1,093	985
Noncash stock-based compensation expense	880	827	589	525

Total operating expenses	6,838	7,197	5,978	6,866

Loss from operations	(6,569)	(6,821)	(5,574)	(6,231)
Investment income, net	577	555	486	417

Net loss attributable to common stockholders	$(5,992)	$(6,266)	$(5,088)	$(5,814)

Basic and diluted net loss per share	$(0.20)	$(0.21)	$(0.17)	$(0.19)

Weighted-average shares used in computing basic and diluted net loss per share	29,508	30,184	30,396	30,451

2001
Revenues	$—	$35	$70	$169

Expenses
Research and development	2,856	3,519	5,093	3,932
General and administrative	726	832	787	953
Noncash stock-based compensation expense	1,242	1,680	1,226	1,027

Total operating expenses	4,824	6,031	7,106	5,912

Loss from operations	(4,824)	(5,996)	(7,036)	(5,743)
Investment income, net	578	886	800	643

Net loss	(4,246)	(5,110)	(6,236)	(5,100)
Accretion on preferred stock	(3)	—	—	—

Net loss attributable to common stockholders	$(4,249)	$(5,110)	$(6,236)	$(5,100)

Basic and diluted net loss per share	$(0.46)	$(0.18)	$(0.22)	$(0.18)

Weighted-average shares used in computing basic and diluted net loss per share	9,280	28,625	28,781	28,906

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2002 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 14, 2003.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2002 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 14, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2002 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 14, 2003.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2002 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 14, 2003.

Item 14. Controls and Procedures.

(a)    Evaluation of disclosure controls and procedures.    The Chief Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures as of a date within the 90-day period prior to the filing of this annual report (the “Evaluation Date”). Based on that review, they have concluded that, as of the Evaluation Date, these controls and procedures were, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

(b)    Changes in internal controls.    Subsequent to the Evaluation Date, there have been no significant changes, including corrective actions, in our internal controls or in other factors that could significantly affect the disclosure controls and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Report of PricewaterhouseCoopers LLP

(2)	Financial Statement Schedules

Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(1)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(1)	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 between Seattle Genetics, Inc. and certain of its stockholders.

10.1†(1)	Research Agreement dated June 8, 1993 between Ixsys, Inc. and Bristol-Myers Squibb Company.

10.2†(1)	License Agreement dated June 8, 1993 between Ixsys, Inc. and Bristol-Myers Squibb Company.

10.3†(1)	Semi-Exclusive License Agreement dated September 30, 1993 between Bristol-Myers Squibb Company and Enzon, Inc.

10.4†(1)	License Agreement dated January 1, 1998 between Seattle Genetics, Inc. and Brookhaven Science Associates, LLC.

10.5†(1)	License Agreement dated March 30, 1998 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.6†(1)	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated August 10, 1999 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.7(1)	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.8†(1)	License Agreement dated June 14, 1998 between Seattle Genetics, Inc. and Mabtech AB.

10.9†(1)	First Amendment to the Mabtech License Agreement dated January 31, 2000 between Seattle Genetics, Inc. and Mabtech AB.

10.10†(1)	Development Agreement dated July 20, 1999 between Seattle Genetics, Inc. and Genzyme Transgenic Corporation.

10.11†(1)	License Agreement dated September 20, 1999 between Seattle Genetics, Inc. and the University of Miami.

10.12†(1)	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seattle Genetics, Inc. and the University of Miami.

Number	Description
10.13†(1)	License Agreement dated February 3, 2000 between Seattle Genetics, Inc. and the Arizona Board of Regents.

10.14(1)	Lease Agreement dated December 1, 2000 between Seattle Genetics, Inc. and WCM132-302, LLC.

10.15†(1)	Collaboration Agreement dated February 2, 2001 between Seattle Genetics, Inc. and Medarex, Inc.

10.16(1)	Amended and Restated 1998 Stock Option Plan.

10.17(1)	1998 Employee Stock Bonus Plan.

10.18(1)	2000 Directors’ Stock Option Plan

10.19(1)	2000 Employee Stock Purchase Plan

10.20(1)	Form of Indemnification Agreement between Seattle Genetics, Inc. and each of its officers and directors.

10.21†(2)	Collaboration Agreement dated June 4, 2001 between Seattle Genetics, Inc. and Eos Biotechnology, Inc.

10.22(3)	Executive Employment Agreement dated October 26, 2001 between Seattle Genetics, Inc. and Clay B. Siegall

10.23†(4)	Collaboration Agreement dated January 4, 2002 between Seattle Genetics, Inc. and Genencor International, Inc.

10.24†(4)	Collaboration Agreement dated March 27, 2002 between Seattle Genetics, Inc. and Celltech R&D Limited

10.25†(5)	Collaboration Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.26†(5)	2002 Common Stock Purchase Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.27†	Agreement for Clinical Supply dated October 9, 2002 among Seattle Genetics, Inc., Gensia-Sicor Pharmaceuticals, Inc. and Gensia-Sicor Pharmaceutical Sales, Inc.

10.28	Amended and Restated Executive Employment Agreement dated November 27, 2002 between Seattle Genetics, Inc. and H. Perry Fell.

10.29†	Contract Manufacturing Agreement dated January 3, 2003 between Seattle Genetics, Inc. and ICOS Corporation.

23.1	Consent of Independent Accountants

24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

†	Confidential treatment requested as to certain portions of this Exhibit.

(b)	Reports on Form 8-K

On October 8, 2002, we filed a Form 8-K announcing an update on the status of our SGN-40 program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/S/ CLAY B. SIEGALL
Clay B. Siegall President and Chief Executive Officer

By:	/S/ TIM CARROLL
Tim Carroll Chief Financial Officer

Date: March 27, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clay B. Siegall and H. Perry Fell, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CLAY B. SIEGALL Clay B. Siegall	President, Chief Executive Officer and Director	March 27, 2003

/S/ H. PERRY FELL H. Perry Fell	Chairman of the Board, Chief Strategy Officer and Director	March 27, 2003

/S/ CHARLES P. WAITE Charles P. Waite	Director	March 27, 2003

/S/ MICHAEL F. POWELL Michael F. Powell	Director	March 27, 2003

/S/ DOUGLAS G. SOUTHERN Douglas G. Southern	Director	March 27, 2003

/S/ MARC E. LIPPMAN Marc E. Lippman	Director	March 27, 2003

/S/ DOUGLAS E. WILLIAMS Douglas E. Williams	Director	March 27, 2003

/S/ KARL ERIK HELLSTROM Karl Erik Hellstrom	Director	March 27, 2003

CERTIFICATIONS

I, Clay B. Siegall, certify that:

1.	I have reviewed this annual report on Form 10-K of Seattle Genetics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/S/ CLAY SIEGALL
Clay B. Siegall President and Chief Executive Officer

I, Tim J. Carroll, certify that:

1.	I have reviewed this annual report on Form 10-K of Seattle Genetics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/S/ TIM CARROLL
Tim J. Carroll Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(1)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(1)	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 between Seattle Genetics, Inc. and certain of its stockholders.

10.1†(1)	Research Agreement dated June 8, 1993 between Ixsys, Inc. and Bristol-Myers Squibb Company.

10.2†(1)	License Agreement dated June 8, 1993 between Ixsys, Inc. and Bristol-Myers Squibb Company.

10.3†(1)	Semi-Exclusive License Agreement dated September 30, 1993 between Bristol-Myers Squibb Company and Enzon, Inc.

10.4†(1)	License Agreement dated January 1, 1998 between Seattle Genetics, Inc. and Brookhaven Science Associates, LLC.

10.5†(1)	License Agreement dated March 30, 1998 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.6†(1)	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated August 10, 1999 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.7(1)	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.8†(1)	License Agreement dated June 14, 1998 between Seattle Genetics, Inc. and MabTech AB.

10.9†(1)	First Amendment to the Mabtech License Agreement dated January 31, 2000 between Seattle Genetics, Inc. and Mabtech AB.

10.10†(1)	Development Agreement dated July 20, 1999 between Seattle Genetics, Inc. and Genzyme Transgenic Corporation.

10.11†(1)	License Agreement dated September 20, 1999 between Seattle Genetics, Inc. and the University of Miami.

10.12†(1)	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seattle Genetics, Inc. and the University of Miami.

10.13†(1)	License Agreement dated February 3, 2000 between Seattle Genetics, Inc. and the Arizona Board of Regents.

10.14(1)	Lease Agreement dated December 1, 2000 between Seattle Genetics, Inc. and WCM132-302, LLC.

10.15†(1)	Collaboration Agreement dated February 2, 2001 between Seattle Genetics, Inc. and Medarex, Inc.

10.16(1)	Amended and Restated 1998 Stock Option Plan.

10.17(1)	1998 Employee Stock Bonus Plan.

10.18(1)	2000 Directors’ Stock Option Plan

10.19(1)	2000 Employee Stock Purchase Plan

10.20(1)	Form of Indemnification Agreement between Seattle Genetics, Inc. and each of its officers and directors.

10.21†(2)	Collaboration Agreement dated June 4, 2001 between Seattle Genetics, Inc. and Eos Biotechnology, Inc.

Number	Description
10.22(3)	Executive Employment Agreement dated October 26, 2001 between Seattle Genetics, Inc. and Clay B. Siegall

10.23†(4)	Collaboration Agreement dated January 4, 2002 between Seattle Genetics, Inc. and Genencor International, Inc.

10.24†(4)	Collaboration Agreement dated March 27, 2002 between Seattle Genetics, Inc. and Celltech R&D Limited

10.25†(5)	Collaboration Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.26†(5)	2002 Common Stock Purchase Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.27†	Agreement for Clinical Supply dated October 9, 2002 among Seattle Genetics, Inc., Gensia-Sicor Pharmaceuticals, Inc. and Gensia-Sicor Pharmaceutical Sales, Inc.

10.28	Amended and Restated Executive Employment Agreement dated November 27, 2002 between Seattle Genetics, Inc. and H. Perry Fell.

10.29†	Contract Manufacturing Agreement dated January 3, 2003 between Seattle Genetics, Inc. and ICOS Corporation.

23.1	Consent of Independent Accountants

24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

†	Confidential treatment requested as to certain portions of this Exhibit.