Form 10-Q
period 2003-03-31
SEATTLE GENETICS INC /WA
filed 2003-05-09
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(Registrant’s telephone number, including area code): (425) 527-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2003, there were 30,782,344 shares of the registrant’s Common Stock outstanding.

Seattle Ge netics, Inc.

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Seattle Genetics, Inc.

Balance Sheets

(Unaudited)

	March 31, 2003	December 31, 2002
Assets

Current assets
Cash and cash equivalents	$10,452,933	$9,180,916
Short-term investments	11,121,946	17,198,934
Interest receivable	283,716	371,303
Accounts receivable	308,525	372,036
Prepaid expenses and other current assets	725,198	320,443

Total current assets	22,892,318	27,443,632
Property and equipment, net	6,042,376	6,236,270
Restricted investments	983,325	980,291
Long-term investments	16,941,551	17,839,089
Other assets	36,406	36,406

Total assets	$46,895,976	$52,535,688

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$2,456,062	$2,190,732
Current portion of deferred revenue	1,217,983	1,301,316

Total current liabilities	3,674,045	3,492,048

Deferred rent	304,244	268,026
Deferred revenue, less current portion	1,832,164	2,074,159

Total long-term liabilities	2,136,408	2,342,185

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,777,677 and 30,693,477 issued and outstanding, respectively	30,771	30,693
Additional paid-in capital	105,217,220	105,229,281
Notes receivable from stockholders	(271,533)	(271,533)
Deferred stock compensation	(1,535,029)	(1,965,913)
Accumulated other comprehensive income	221,734	294,961
Accumulated deficit	(62,577,640)	(56,616,034)

Total stockholders’ equity	41,085,523	46,701,455

Total liabilities and stockholders’ equity	$46,895,976	$52,535,688

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2003	2002
Revenues
Collaboration and license agreements	$678,893	$219,819
Government grants	31,550	49,453

Total revenues	710,443	269,272

Operating expenses
Research and development (excludes non-cash stock-based compensation of $298,420 and $315,579, respectively)	5,527,432	4,852,896
General and administrative (excludes non-cash stock-based compensation of $45,971, and $563,948, respectively)	1,137,827	1,105,412

Non-cash stock-based compensation	344,391	879,527

Total operating expenses	7,009,650	6,837,835

Loss from operations	(6,299,207)	(6,568,563)

Investment income, net	337,601	576,627

Net loss	$(5,961,606)	$(5,991,936)

Basic and diluted net loss per share	$(0.20)	$(0.20)

Weighted-average shares used in computing basic and diluted net loss per share	30,549,829	29,508,376

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2003	2002
Operating activities
Net loss	$(5,961,606)	$(5,991,936)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	344,391	879,527
Depreciation and amortization	330,110	280,781
Amortization of investments	97,752	195,629
Deferred rent	36,218	45,880
Changes in operating assets and liabilities
Interest receivable	87,587	(11,982)
Accounts receivable	63,511	30,027
Prepaid expenses and other current assets	(404,755)	(396,285)
Accounts payable and accrued liabilities	265,330	919,252
Deferred revenue	(325,328)	(35,417)

Net cash used in operating activities	(5,466,790)	(4,084,524)

Investing activities
Purchases of investments	(1,874,315)	(6,086,019)
Proceeds from sale and maturities of investments	8,674,828	5,916,950
Purchases of property and equipment	(136,216)	(762,508)

Net cash provided by (used in) investing activities	6,664,297	(931,577)

Financing activities
Net proceeds from issuance of common stock	74,510	3,071,931

Net cash provided by financing activities	74,510	3,071,931

Net increase (decrease) in cash and cash equivalents	1,272,017	(1,944,170)
Cash and cash equivalents, at beginning of period	9,180,916	8,293,504

Cash and cash equivalents, at end of period	$10,452,933	$6,349,334

Supplemental disclosure of cash flow information
Non-cash investing and financing activities
(Decrease) increase in deferred stock compensation	$(86,493)	$370,152

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

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) as interpreted by Financial Accounting Standards Board Interpretation No. 44 and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Under APB No. 25 and related interpretations, compensation expense is based on the difference, if any, of the fair value of the Company’s stock and the exercise price of the option as of the date of grant. These differences are deferred and amortized in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” on an accelerated basis over the vesting period of the individual options.

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

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

(Unaudited)

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period (unaudited):

	Three months ended March 31,
	2003	2002
Net loss	$(5,961,606)	$(5,991,936)
Add: stock-based employee compensation under APB No. 25 included in reported net loss	399,291	879,527
Deduct: total stock-based employee compensation expense determined under the fair value method	(1,406,934)	(2,250,863)

Pro forma net loss	$(6,969,249)	$(7,363,272)

Basic and diluted net loss per share
As reported	$(0.20)	$(0.20)

Pro forma	$(0.23)	$(0.25)

3. License agreements and research grant

In March 2003, the Company entered into license agreements with Genentech pursuant to which the Company has rights to pursue the development and commercialization of SGN-40 on its own, subject to payment of a license fee, a progress-dependent milestone payment and royalties on net sales of products that use Genentech’s technology.

4. Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of unvested shares of common stock issued that are subject to repurchase. The Company has excluded all outstanding options to purchase common stock and common stock subject to repurchase from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share (unaudited):

	Three months ended March 31,
	2003	2002
Net loss	$(5,961,606)	$(5,991,936)
Weighted-average shares used in computing basic and diluted net loss per share	30,549,829	29,508,376

Basic and diluted net loss per share	$(0.20)	$(0.20)

Antidilutive securities not included in net loss per share calculation
Options to purchase common stock	4,111,765	3,514,896
Restricted shares of common stock subject to repurchase	185,055	346,722

Total	4,296,820	3,861,618

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

(Unaudited)

5. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains or losses in available for sale investments, which were reported separately in stockholders’ equity, are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows (unaudited):

	Three months ended March 31,
	2003	2002
Net loss	$(5,961,606)	$(5,991,936)
Unrealized loss on securities available for sale	(73,227)	(216,211)

Comprehensive loss	$(6,034,833)	$(6,208,147)

6. Investments

Investments, classified as available-for-sale, consist of the following (unaudited):

	Fair Value March 31, 2003	Fair Value December 31, 2002
Mortgage-backed securities	$16,941,551	$17,839,089
U.S. corporate obligations	10,065,451	12,167,104
U.S. government and agencies	2,039,820	6,012,121

Total	$29,046,822	$36,018,314

Reported as:
Short-term investments	$11,121,946	$17,198,934
Long-term investments	16,941,551	17,839,089
Restricted investments	983,325	980,291

Total	$29,046,822	$36,018,314

7. Property and equipment

Property and equipment consists of the following (unaudited):

	March 31, 2003	December 31, 2002
Leasehold improvements	$3,831,297	$3,822,059
Laboratory equipment	2,994,104	2,928,038
Furniture and fixtures	853,861	850,915
Computers and office equipment	812,495	754,529
Vehicle	4,683	4,683

	8,496,440	8,360,224
Less: accumulated depreciation and amortization	(2,454,064)	(2,123,954)

Total	$6,042,376	$6,236,270

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

(Unaudited)

In March 2003, the Company agreed to secure the majority of its property and equipment as collateral for certain obligations under its office and laboratory lease agreement.

8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consists of the following (unaudited):

	March 31, 2003	December 31, 2002
Trade accounts payable	$1,350,580	$1,315,991
Clinical trial costs	581,478	575,843
Compensation and benefits	436,486	248,605
Franchise and local taxes	87,518	50,293

Total	$2,456,062	$2,190,732

9. Commitments and contingencies

As part of the terms of its operating lease for office and laboratory space, the Company has restricted $983,000 of its investments and agreed to secure the majority of its property and equipment as collateral for certain obligations under the lease. These investment securities are restricted as to withdrawal and are managed by a third party. Beginning in 2005, the lease terms provide for decreases in the pledge account balance on an annual basis. However, in the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company will be obligated to increase its restricted investment balance to approximately $3.4 million. As of March 31, 2003, the Company’s market capitalization, stockholders’ equity and cash and investments balances were in excess of the required thresholds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Important Factors That May Affect Our Business, Results of Operations and Stock Price” set forth at the end of this Item 2 and those contained from time-to-time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

We have two monoclonal antibody-based product candidates in clinical trials, SGN-30 and SGN-15. SGN-30 is being developed to treat patients with hematologic malignancies. SGN-15 targets a variety of solid tumors, including prostate, ovarian and lung. We also have three product candidates presently undergoing preclinical development: SGN-40, SGN-35 and SGN-17/19. SGN-40 is in preclinical development for the treatment of hematologic malignancies and solid tumors such as bladder and renal cancer. SGN-35, which utilizes our next generation ADC technology, is in preclinical development for hematological malignancies. This technology utilizes proprietary stable linkers that can significantly reduce the toxic side effects caused by the systemic release of drugs associated with less stable linker technology. These linkers attach our antibodies to synthetic, highly potent, cell-killing drugs we have developed, including variants of Auristatin E, which are scaleable for commercial development. SGN-17/19, which utilizes our ADEPT technology, is being developed preclinically in collaboration with Genencor International for patients with metastatic melanoma.

Since our inception, we have incurred substantial losses and, as of March 31, 2003, we had an accumulated deficit of $62.6 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody-based technologies, clinical trial costs, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs and non-cash stock-based compensation expenses. We expect that our losses will continue for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

We do not currently have any commercial products for sale. To date, our revenues have been derived principally from our collaboration and license agreements and from Small Business Innovative Research grants. In the future, our revenues may consist of milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements, royalties from collaborations with current and future strategic partners, grant revenues and commercial product sales. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, our results of operations may vary substantially from year to year and quarter to quarter. We believe that period-to-period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

Results of Operations

Three months ended March 31, 2003 and 2002

Revenues.    Revenues increased 164% to $710,000 for the three months ended March 31, 2003 from $269,000 for the three months ended March 31, 2002. Revenues for the three months ended March 31, 2003 were derived from the earned portion of technology access fees of approximately $385,000, from service and reagent fees of approximately $294,000 and from a Small Business Innovative Research (SBIR) grant of approximately $31,000. Revenues for the three months ended March 31, 2002 were derived from service and reagent fees of approximately $184,000, the earned portion of technology access fees of approximately $35,000 and a SBIR grant of approximately $50,000.

Research and development.    Research and development expenses, excluding non-cash stock-based compensation expenses, increased 14% to $5.5 million for the three months ended March 31, 2003 from $4.9 million for the three months ended March 31, 2002. This increase was principally due to increases in personnel expenses of approximately $547,000 and fees paid under license agreements, partially offset by a decrease in contract manufacturing for clinical grade materials. The number of research and development personnel increased to 76 at March 31, 2003 from 62 at March 31, 2002. We anticipate that our research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities; however, those expenses may fluctuate quarter to quarter based on the timing of manufacturing campaigns, accrual of patients in clinical trials and collaborative activities.

General and administrative.    General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 3% to $1.1 million for the three months ended March 31, 2003 from an equivalent $1.1 million for the three months ended March 31, 2002. The number of general and administrative personnel increased to 20 at March 31, 2003 from 17 at March 31, 2002. We anticipate that general and administrative expenses will increase as our costs related to adding personnel in support of our general and administrative operations increase.

Non-cash stock-based compensation.    Non-cash stock-based compensation expense decreased 61% to $344,000 for the three months ended March 31, 2003 from $880,000 for the three months ended March 31, 2002. This decrease is attributable to the amortization of deferred stock-based compensation, which will continue to decrease in future quarters as the options vest, and to adjustments to options subject to variable accounting. Variable accounting treatment results in charges or credits, recorded to non-cash stock-based compensation, dependent on fluctuations in the market value of our common stock. We anticipate that non-cash stock-based compensation expense will decrease in the future based upon scheduled amortizations in accordance with Financial Accounting Standards Board Interpretation No. 28 using an accelerated basis over the vesting period of the individual options.

Investment income, net.    Investment income decreased 42% to $338,000 for the three months ended March 31, 2003 from $577,000 for the three months ended March 31, 2002. This decrease is due to lower average balances of cash and cash equivalents, short-term and long-term investments and restricted investments at lower average interest yields for the three months ended March 31, 2003, compared to higher average balances and higher average interest yields for the three months ended March 31, 2002.

Liquidity and Capital Resources

At March 31, 2003, cash, cash equivalents, short-term and long-term investments totaled $38.5 million and restricted investments totaled $983,000. Our cash, cash equivalents, short term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts.

Net cash used in operating activities for the three months ended March 31, 2003 was $5.5 million compared to $4.1 million for the three months ended March 31, 2002. Expenditures in both periods were a result of clinical trials, contract manufacturing, preclinical research and development and general administrative expenses in support of our operations. For both periods, we have funded a portion of the net cash used to support operating activities from various collaborative sources. These sources include technology access fees, license fees and shared development funding received under our collaboration agreements with Protein Design Labs (through its recent acquisition of Eos Biotechnology), Celltech Group, Genentech and Genencor International. We expect cash used in operating activities to increase in the future as we increase our number of employees, expand our contract manufacturing initiatives and increase the patient enrollments in our clinical trials. However, we may experience quarterly fluctuations in cash used in operations based on the timing of manufacturing campaigns and cash provided from collaboration activities.

Net cash provided by investing activities for the three months ended March 31, 2003 was $6.7 million compared to net cash used in investing activities of $932,000 for the three months ended March 31, 2002. Cash provided by investing activities for the three months ended March 31, 2003 included $6.8 million from sales and maturities of investments, net of the purchase of investments. This compared to $200,000 from the purchase of investments, net of sales and maturities of investments for the three months ended March 31, 2002. Purchases of property and equipment were $136,000 for the three months ended March 31, 2003 compared to $763,000 for the three months ended March 31, 2002. We expect that our future capital expenditures will be lower than 2002 levels, however, capital expenditures may vary based on the progress of our collaborative activities.

Net cash provided by financing activities was $75,000 for the three months ended March 31, 2003 compared to $3.1 million for the three months ended March 31, 2002. Financing activities during the three months ended March 31, 2003 consisted primarily of proceeds from the exercise of employee stock options and the purchase of common shares under our employee stock purchase plan. Financing activities during the three months ended March 31, 2002 consisted primarily of the receipt of $3.0 million from the private placement of common stock with Genencor International

We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of spending will accelerate as a result of the increased costs and expenses associated with clinical trials, regulatory filings, manufacturing, and research and development collaborations. However, we may experience fluctuations in incurring these costs from quarter to quarter based on the timing of manufacturing campaigns, accrual of patients to clinical trials and collaborative activities. Our future expenditures and capital requirements will depend on numerous factors, including the progress of our research and development activities, the cost of filing and enforcing any patent claims and other intellectual property rights, competing technological and market developments and our ability to establish license and collaboration agreements.

The following are future minimum contractual commitments for the periods subsequent to March 31, 2003 (in thousands):

	Total	2003	2004-2005	2006-2007	Thereafter
Minimum payments under operating leases	$17,625	$1,515	$4,135	$4,274	$7,700
Minimum payments under license and collaboration agreements	4,084	3,027	643	416	—

Total	$21,709	$4,542	$4,778	$4,690	$7,700

Our license and collaboration agreements also provide for payments by us upon the achievement of development or regulatory milestones and the payment of royalties based on commercial product sales. We do not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years. The milestone payments could be substantially higher and the royalties could be payable earlier if we file or receive regulatory approvals or achieve commercial sales sooner than expected.

As part of the terms of our office and laboratory lease, we have restricted $983,000 of our investments as collateral and agreed to secure the majority of our property and equipment for certain obligations under the lease. These investment securities are restricted as to withdrawal and are managed by a third party. Beginning in 2005, the lease provides for decreases in the pledge account balance on an annual basis. However in the event that our market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, we will be obligated to increase our restricted investment balance to approximately $3.4 million.

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

We incorporated in July 1997 and have a limited operating history upon which an investor may evaluate our operations and future prospects. We have incurred net losses in each of our years of operation and, as of March 31, 2003, we had an accumulated deficit of approximately $62.6 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

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

Before we can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. Each of these trials requires the investment of substantial expense and time. We are currently conducting multiple clinical trials of our two most advanced product candidates, and expect to commence additional trials of these and other product candidates in the future. There are numerous factors that could delay each of these clinical trials or prevent us from completing these trials successfully.

Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. In the past year, we discontinued our SGN-10 program and completed and closed clinical trials of SGN-15 in combination with Taxotere for the treatment of colon and breast cancer. We also still only have limited efficacy data in our ongoing clinical trials of SGN-30 and SGN-15. Commercialization of our product candidates will ultimately depend upon successful completion of additional research and development and testing in both preclinical models and clinical trials. At the present time, SGN-30 and SGN-15 are our only product candidates in clinical trials and SGN-40, SGN-35 and SGN-17/19 are our only product candidates in preclinical development. As a result, any delays or difficulties we encounter with these product candidates may impact our ability to generate revenue and cause our stock price to decline significantly.

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

In addition, we or the FDA might delay or halt our clinical trials of a product candidate for various reasons, including:

•	deficiencies in the conduct of the clinical trials;
•	the product candidate may have unforeseen adverse side effects;
•	the time required to determine whether the product candidate is effective may be longer than expected;
•	fatalities arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
•	the product candidate may not appear to be more effective than current therapies;
•	we may have insufficient patient enrollment in the clinical trials;
•	the quality or stability of the product candidate may fall below acceptable standards; or
•	we may not be able to produce sufficient quantities of the product candidate to complete the trials.

Due to these and other factors, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval, which could reduce or eliminate our revenue by delaying or terminating the potential commercialization of our product candidates.

Our next generation antibody-drug conjugate (ADC) technology is still at an early-stage of development and has not yet entered human clinical trials

Our next generation ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, is still at an early stage of development. This ADC technology is used in our SGN-35 product candidate and is the basis of our collaborations with Protein Design Labs (through its recent acquisition of Eos Biotechnology), Celltech and Genentech. We and our corporate collaborators are still conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies of these antibody-drug conjugates, and significant additional studies will be required before any of these ADC product candidates enter human clinical trials. Any failures or setbacks in our ADC program could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding this technology, which would negatively affect our business and financial position.

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

We currently have a collaboration with Genencor regarding our ADEPT technology and co-development of our SGN-17/19 product candidate for the treatment of metastatic melanoma. In addition we have licensed our ADC technology to Protein Design Labs (through its recent acquisition of Eos Biotechnology), Celltech and Genentech. Under certain conditions, these collaborators may terminate their agreements with us and discontinue use of our technologies. For example, Genentech recently terminated its rights to develop SGN-40, which we are now pursuing on our own.

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

We have entered into agreements with third-party commercial and academic institutions to license technology for use in our ADC technology and product candidates. Currently, we have license agreements with Bristol-Myers Squibb, Arizona State University, Proacta Therapeutics, Genentech, Mabtech AB and the University of Miami, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our product candidates.

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

We are highly dependent on the efforts and abilities of the principal members of our senior management and scientific teams. Additionally, we have several scientific personnel with significant and unique expertise in monoclonal antibodies and related technologies. The loss of the services of principal members of our managerial or scientific staff may prevent us from achieving our business objectives.

The competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. In order to commercialize our products successfully, we will be required to expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are not able to attract and retain these individuals on favorable terms, our business may be harmed.

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, Genentech, Immunogen, IDEC Pharmaceuticals, Medarex and Wyeth are developing and/or marketing products that may compete with ours. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive.

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

Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of other products directed at cancer. Many of our competitors have greater financial and human resources expertise and more experience in the commercialization of product candidates. Our competitors may, among other things:

•	develop safer or more effective products;
•	implement more effective approaches to sales and marketing; develop less costly products;
•	obtain quicker regulatory approval;
•	have access to more manufacturing capacity;
•	form more advantageous strategic alliances; or
•	establish superior proprietary positions.

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

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. During the first quarter of 2003, our stock price fluctuated between $2.25 and $3.95 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	announcements regarding the results of discovery efforts and preclinical and clinical activities by us or our competitors;

•	changes in our existing corporate partnerships or licensing arrangements;
•	establishment of new corporate partnering or licensing arrangements by us or our competitors;
•	our ability to raise capital;
•	developments or disputes concerning our proprietary rights;
•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	changes in government regulations; and
•	economic or other external factors.

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

Our executive officers and directors and greater than five percent stockholders, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 66 percent of our outstanding common stock. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Seattle Genetics without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Seattle Genetics, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state anti-takeover laws in Delaware and Washington related to corporate takeovers may prevent or delay a change of control of Seattle Genetics.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    The Chief Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures as of a date within the 90-day period prior to the filing of this quarterly report (the “Evaluation Date”). Based on that review, they have concluded that, as of the Evaluation Date, these controls and procedures were, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

(b) Changes in internal controls.    Subsequent to the Evaluation Date, there have been no significant changes, including corrective actions, in our internal controls or in other factors that could significantly affect the disclosure controls and procedures.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

(c) Recent Sales of Unregistered Securities

None.

(d) Use of Proceeds from Sale of Registered Securities

Seattle Genetics completed its initial public offering of common stock pursuant to a Registration Statement on Form S-1 under the Securities Act (File No. 333-50266) that was declared effective by the SEC on March 6, 2001. The aggregate gross proceeds of the offering were $49.0 million, which resulted in net proceeds to us of approximately $44.4 million after deducting underwriting discounts and commissions and other offering expenses of $4.6 million. As of March 31, 2003, we had used $39.3 million of the offering proceeds, including $18.4 million for preclinical research and development activities and general corporate purposes, $11.0 million for contract manufacturing costs, $7.2 million for purchase of property and equipment and $2.7 million for clinical trial expenses.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits:

Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2*	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1*	Specimen Stock Certificate.

4.2*	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 between Seattle Genetics, Inc. and certain of its stockholders.

10.1†	License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.2†	Non-Exclusive Cabilly Patent License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

†	Confidential treatment requested as to certain portions of this Exhibit.

(b)     Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TIM CARROLL
Tim Carroll Chief Financial Officer

Date:    May 8, 2003

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

Date: May 8, 2003

/s/ CLAY B. SIEGALL
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

Date: May 8, 2003

/s/ TIM J. CARROLL
Tim J. Carroll Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2*	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1*	Specimen Stock Certificate.

4.2*	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 between Seattle Genetics, Inc. and certain of its stockholders.

10.1†	License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.2†	Non-Exclusive Cabilly Patent License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.

*	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

†	Confidential treatment requested as to certain portions of this Exhibit.