Form 10-Q
period 2003-06-30
SEATTLE GENETICS INC /WA
filed 2003-08-12
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 30,814,064 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended June 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Seattle Genetics, Inc.

Balance Sheets

(Unaudited)

	June 30, 2003	December 31, 2002
Assets

Current assets
Cash and cash equivalents	$8,628,196	$9,180,916
Short-term investments	5,039,849	17,198,934
Interest receivable	177,192	371,303
Accounts receivable	1,119,901	372,036
Prepaid expenses and other current assets	1,008,902	320,443

Total current assets	15,974,040	27,443,632
Property and equipment, net	5,819,791	6,236,270
Restricted investments	986,332	980,291
Long-term investments	18,456,057	17,839,089
Other assets	36,406	36,406

Total assets	$41,272,626	$52,535,688

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$1,975,303	$2,190,732
Current portion of deferred revenue	1,191,067	1,301,316

Total current liabilities	3,166,370	3,492,048

Deferred rent	337,177	268,026
Deferred revenue, less current portion	1,618,750	2,074,159

Total long-term liabilities	1,955,927	2,342,185

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,793,656 and 30,693,477 issued and outstanding, respectively	30,794	30,693
Additional paid-in capital	105,376,164	105,229,281
Notes receivable from stockholders	(181,562)	(271,533)
Deferred stock compensation	(1,198,597)	(1,965,913)
Accumulated other comprehensive income	205,997	294,961
Accumulated deficit	(68,082,467)	(56,616,034)

Total stockholders’ equity	36,150,329	46,701,455

Total liabilities and stockholders’ equity	$41,272,626	$52,535,688

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues
Collaboration and license agreements	$1,488,918	$332,357	$2,167,811	$552,176
Government grants	15,675	43,048	47,225	92,501

Total revenues	1,504,593	375,405	2,215,036	644,677

Operating expenses
Research and development (excludes non-cash stock-based compensation expense of $193,512, $269,796, $239,483 and $585,375, respectively)	5,633,662	5,314,607	11,161,094	10,167,503
General and administrative (excludes non-cash stock-based compensation expense of $297,281 $557,973, $595,701 and $1,121,921, respectively)	1,125,978	1,054,793	2,263,805	2,160,205
Non-cash stock-based compensation expense	490,793	827,769	835,184	1,707,296

Total operating expenses	7,250,433	7,197,169	14,260,083	14,035,004

Loss from operations	(5,745,840)	(6,821,764)	(12,045,047)	(13,390,327)

Investment income, net	241,013	555,679	578,614	1,132,306

Net loss	$(5,504,827)	$(6,266,085)	$(11,466,433)	$(12,258,021)

Basic and diluted net loss per share	$(0.18)	$(0.21)	$(0.37)	$(0.41)

Weighted-average shares used in computing basic and diluted net loss per share	30,618,987	30,184,006	30,584,599	29,848,057

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2003	2002
Operating activities
Net loss	$(11,466,433)	$(12,258,021)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	835,184	1,707,296
Depreciation and amortization	660,482	578,407
Realized gain on sale of investments	—	(3,100)
Amortization on investments	189,618	378,009
Deferred rent	69,151	88,539
Changes in operating assets and liabilities
Interest receivable	194,111	44,604
Accounts receivable	(747,865)	(59,203)
Prepaid expenses and other current assets	(364,895)	(222,853)
Accounts payable and accrued liabilities	(215,429)	660,448
Deferred revenue	(565,658)	2,797,917

Net cash used in operating activities	(11,411,734)	(6,287,957)

Investing activities
Purchases of investments	(5,428,637)	(16,552,934)
Proceeds from sale and maturities of investments	16,686,131	13,115,954
Purchases of property and equipment	(244,003)	(1,020,484)

Net cash provided by (used in) investing activities	11,013,491	(4,457,464)

Financing activities
Net proceeds from issuance of common stock	79,116	6,576,915
Collection of note receivable from stockholder	89,971	—
Prepaid private placement costs	(323,564)	—

Net cash (used in) provided by financing activities	(154,477)	6,576,915

Net decrease in cash and cash equivalents	(552,720)	(4,168,506)
Cash and cash equivalents, at beginning of period	9,180,916	8,293,504

Cash and cash equivalents, at end of period	$8,628,196	$4,124,998

Supplemental disclosure of cash flow information
Non-cash investing and financing activities Increase in deferred stock compensation	$67,868	$355,063

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Notes to Financial Statements

(Unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of Seattle Genetics, Inc. (“Seattle Genetics” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for such periods are not necessarily indicative of the results expected for the full calendar year or for any future period.

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

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

(Unaudited)

The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss	$(5,504,827)	$(6,266,085)	$(11,466,433)	$(12,258,021)
Add: stock-based compensation under APB no. 25 included in reported net loss	406,561	786,122	805,853	1,615,757
Deduct: total stock-based compensation expense determined under the fair value method	(1,386,464)	(2,362,908)	(2,793,398)	(4,613,771)

Pro forma net loss	$(6,484,730)	$(7,842,871)	$(13,453,978)	$(15,256,035)

Basic and diluted net loss per share
As reported	$(0.18)	$(0.21)	$(0.37)	$(0.41)

Pro forma	$(0.21)	$(0.26)	$(0.44)	$(0.51)

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

The following table presents the calculation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss	$(5,504,827)	$(6,266,085)	$(11,466,433)	$(12,258,021)
Weighted-average shares used in computing basic and diluted net loss per share	30,618,987	30,184,006	30,584,599	29,848,057

Basic and diluted net loss per share	$(0.18)	$(0.21)	$(0.37)	$(0.41)

Antidilutive securities not included in net loss per share calculation
Options to purchase common stock	4,155,540	3,607,185	4,155,540	3,607,185
Restricted shares of common stock subject to repurchase	151,148	305,003	151,148	305,003

Total	4,306,688	3,912,188	4,306,688	3,912,188

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

(Unaudited)

4. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains or losses in available for sale investments, which were reported separately in stockholders’ equity, are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss	$(5,504,827)	$(6,266,085)	$(11,466,433)	$(12,258,021)
Unrealized loss on securities available for sale	(15,737)	(21,192)	(88,964)	(237,403)

Comprehensive loss	$(5,520,564)	$(6,287,277)	$(11,555,397)	$(12,495,424)

5. Investments

Investments, classified as available-for-sale, consist of the following:

	Fair Value June 30, 2003	Fair Value December 31, 2002
Mortgage-backed securities	$18,456,057	$17,839,089
U.S. corporate obligations	3,985,759	12,167,104
U.S. government and agencies	2,040,422	6,012,121

Total	$24,482,238	$36,018,314

Reported as:
Short-term investments	$5,039,849	$17,198,934
Long-term investments	18,456,057	17,839,089
Restricted investments	986,332	980,291

Total	$24,482,238	$36,018,314

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consists of the following:

	June 30, 2003	December 31, 2002
Insurance	$437,334	$91,514
Private placement costs	323,564	—
Service contracts	107,604	106,430
Amounts due under collaboration agreements	51,946	66,596
Employee benefits	50,629	15,903
License fees paid in advance	37,825	40,000

Total	$1,008,902	$320,443

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

(Unaudited)

7. Property and equipment

Property and equipment consists of the following:

	June 30, 2003	December 31, 2002
Leasehold improvements	$3,832,009	$3,822,059
Laboratory equipment	3,092,719	2,928,038
Furniture and fixtures	854,904	850,915
Computers and office equipment	819,912	754,529
Vehicles	4,683	4,683

	8,604,227	8,360,224
Less: accumulated depreciation and amortization	(2,784,436)	(2,123,954)

Total	$5,819,791	$6,236,270

In March 2003, the Company agreed to collateralize certain obligations under its office and laboratory lease agreement with the majority of its property and equipment.

8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consists of the following:

	June 30, 2003	December 31, 2002
Compensation and benefits	$686,231	$248,605
Trade accounts payable	659,472	1,315,991
Clinical trial costs	519,807	575,843
Franchise and local taxes	109,793	50,293

Total	$1,975,303	$2,190,732

9. Commitments and contingencies

As part of the terms of its operating lease for office and laboratory space, the Company has collateralized certain obligations under the lease with $986,000 of its investments and the majority of its property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. Beginning in 2005, the lease terms provide for decreases in the restricted investment account balance on an annual basis. However, in the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company will be obligated to increase its restricted investment balance to approximately $3.4 million. As of June 30, 2003, the Company’s market capitalization, stockholders’ equity and cash and investments balances were in excess of the required thresholds.

10. Subsequent event—Series A convertible preferred stock financing

On July 8, 2003 the Company completed a $41.0 million private placement of 1,640,000 shares of newly designated Series A convertible preferred stock at a purchase price of $25.00 per share. Each share of Series A convertible preferred stock is convertible into 10 shares of common stock at a conversion price of $2.50 per share. In addition, the purchasers of the Series A convertible preferred stock received warrants to purchase 2,050,000 shares of common stock with an exercise price of $6.25 per share and an expiration date of December 31, 2011. J.P. Morgan Partners, LLC and Baker Brothers Investments led the private placement, with additional participation by Delphi Ventures, BA Venture Partners and T. Rowe Price Health Sciences Fund.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

(Unaudited)

The Series A convertible preferred stock is entitled to receive a liquidation preference in an amount equal to the greater of: (a) $25.00 per share of Series A convertible preferred stock; or (b) the amount that would have been paid had such share of Series A convertible preferred stock been converted to common stock. The Series A convertible preferred stock is also entitled to vote separately as a class on certain types of corporate transactions and has the right to designate two individuals for election to the board of directors. Upon closing of the financing, Srinivas Akkaraju, M.D., Ph.D., Principal at J.P. Morgan Partners, and Felix Baker, Ph.D., Managing Partner at Baker Brothers Investments, were appointed to the Company’s Board of Directors, increasing the size of Seattle Genetics’ Board to nine members. The Series A convertible preferred stock is not redeemable by the holders thereof and does not bear any dividends. The rights, privileges and preferences of the Series A convertible preferred stock are set forth in the Certificate of Designations of Series A Convertible Preferred Stock attached as an exhibit to the Company’s Form 8-K filed with the SEC on June 5, 2003 and are more fully described in the Company’s definitive proxy statement filed with the SEC on June 9, 2003.

The Company received approximately $40.4 million, net of $625,000 of issuance costs and estimated future registration costs, from the sale and issuance of Series A convertible preferred stock and warrants. The Company will allocate $36.8 million of the net proceeds to the Series A convertible preferred stock and $3.6 million to the warrants to purchase common stock based on their relative fair values on the date of issuance pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate proceeds to the Series A convertible preferred stock will be based upon a valuation that considered, among other things, the closing price of the common stock on the date of closing, the impact of the preferred stock on market capitalization on an as converted basis and liquidation preferences. The fair value of the warrants to purchase common stock will be estimated using the Black Scholes option pricing model using the following assumptions: exercise price $6.25; no dividends; term of approximately 8.5 years; risk free interest rate of 3.81%; and volatility of 86.7%.

In accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company will separately assign a $36.8 million value to the embedded beneficial conversion feature of the Series A convertible preferred stock. The beneficial conversion feature will be recorded as a discount to Series A convertible preferred stock with a corresponding increase to additional paid-in capital. The beneficial conversion feature will represent the difference between the as-converted accounting value of the Series A convertible preferred stock as of the original agreement date of May 12, 2003 and the fair value of the common stock as of the closing date of the transaction on July 8, 2003. The May 12, 2003 as-converted value of the Series A convertible preferred stock will be based on the weighted-average price of the common stock for the 30 trading days preceding May 12, 2003, as adjusted for the fair value allocation described above.

The issuance of the Series A convertible preferred stock and the beneficial conversion feature will result in the recording of deemed dividends that increase the recorded amount of Series A convertible preferred stock and reduce paid-in capital. These deemed dividends will be reported under a caption “Non-cash preferred stock deemed dividend” and will represent an increase in net loss or a decrease in net income in arriving at net loss or net income attributable to common stockholders. The beneficial conversion feature will be amortized using the effective yield method through the date of earliest conversion, which is July 8, 2004. The Company estimates deemed dividends will be approximately $15,000 for the third quarter of 2003, $186,000 for the fourth quarter of 2003, $2.2 million for the first quarter of 2004, $27.1 million for the second quarter of 2004 and $7.2 million for the third quarter of 2004. These deemed dividends will have no effect on net income or loss or cash flows for the applicable reporting periods or impact total stockholders’ equity on the applicable reporting dates.

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

We have two monoclonal antibody-based product candidates in clinical trials, SGN-30 and SGN-15. SGN-30 is being developed to treat patients with hematologic malignancies. SGN-15 targets a variety of solid tumors, including lung and ovarian cancer. We also have three product candidates presently undergoing preclinical development: SGN-40, SGN-35 and SGN-17/19. SGN-40 is in preclinical development for the treatment of hematologic malignancies and solid tumors such as bladder and renal cancer. SGN-35, which utilizes our next generation ADC technology, is in preclinical development for hematological malignancies. This technology utilizes proprietary stable linkers that can significantly reduce the toxic side effects caused by the systemic release of drugs associated with less stable linker technology. These linkers attach our antibodies to synthetic, highly potent, cell-killing drugs we have developed, including variants of Auristatin E, which are scaleable for commercial development. SGN-17/19, which utilizes our ADEPT technology, is in preclinical development for patients with metastatic melanoma.

Since our inception, we have incurred substantial losses and, as of June 30, 2003, we had an accumulated deficit of $68.1 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody-based technologies, clinical trial costs, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs and non-cash stock-based compensation expenses. We expect that our losses will continue for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

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

Results of Operations

Three months ended June 30, 2003 and 2002

Revenues.    Revenues increased 301% to $1.5 million for the three months ended June 30, 2003 from $375,000 for the three months ended June 30, 2002. Revenues for the three months ended June 30, 2003 were derived from service and reagent fees of approximately $859,000, from the earned portion of technology access fees and milestones of approximately $630,000 and from a Small Business Innovative Research (SBIR) grant of approximately $16,000. Revenues for the three months ended June 30, 2002 were derived from the earned portion of technology access fees of approximately $167,000, from service and reagent fees of approximately $165,000 and from a SBIR grant of approximately $43,000. We expect that future revenues will vary from quarter to quarter based on the timing and amounts of payments under our current license and collaboration agreements and on our ability to enter into additional agreements.

Research and development.    Research and development expenses, excluding non-cash stock-based compensation expenses, increased 6% to $5.6 million for the three months ended June 30, 2003 from $5.3 million for the three months ended June 30, 2002. This increase was principally due to increases in personnel expenses of approximately $435,000, partially offset by decreases in clinical trial costs. The number of research and development personnel increased to 78 at June 30, 2003 from 69 at June 30, 2002. We anticipate that our research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities; however, those expenses may fluctuate quarter to quarter based on the timing of manufacturing campaigns, accrual of patients in clinical trials and collaborative activities.

General and administrative.    General and administrative expenses, excluding non-cash stock-based compensation expenses, remained consistent at approximately $1.1 million for both the three months ended June 30, 2003 and the three months ended June 30, 2002. The number of general and administrative personnel increased to 20 at June 30, 2003 from 19 at June 30, 2002. We anticipate that general and administrative expenses will increase as our costs related to adding personnel in support of our general and administrative operations increase.

Non-cash stock-based compensation.    Non-cash stock-based compensation expense decreased 41% to $491,000 for the three months ended June 30, 2003 from $828,000 for the three months ended June 30, 2002. This decrease is attributable to the amortization of deferred stock-based compensation, which will continue to decrease in future quarters as the options vest, and to adjustments to options subject to variable accounting. Variable accounting treatment results in charges or credits, recorded to non-cash stock-based compensation, depending on fluctuations in the market value of our common stock. We anticipate that non-cash stock-based compensation expense will continue to decrease in the future based upon scheduled amortizations in accordance with Financial Accounting Standards Board Interpretation No. 28 using an accelerated basis over the vesting period of the individual options, however, total non-cash stock-based compensation may fluctuate quarter to quarter based on the market value of our common stock.

Investment income, net.    Investment income decreased 57% to $241,000 for the three months ended June 30, 2003 from $556,000 for the three months ended June 30, 2002. This decrease is due to lower average balances of cash and cash equivalents, short-term and long-term investments and restricted investments at lower average interest yields for the three months ended June 30, 2003, compared to higher average balances and higher average interest yields for the three months ended June 30, 2002. We anticipate that investment income will increase during the third quarter of 2003 through the investment of the proceeds of our Series A convertible preferred stock financing, which closed on July 8, 2003.

Six months ended June 30, 2003 and 2002

Revenues.    Revenues increased 244% to $2.2 million for the six months ended June 30, 2003 from $645,000 for the six months ended June 30, 2002. Revenues for the six months ended June 30, 2003 were derived from service and reagent fees of approximately $1.2 million, from the earned portion of technology access fees and milestones of approximately $1.0 million and from a Small Business Innovative Research (SBIR) grant of approximately $47,000. Revenues for the six months ended June 30, 2002 were derived from the earned portion of technology access fees of approximately $202,000, from service and reagent fees of approximately $350,000 and from a SBIR grant of approximately $93,000. We expect that future revenues will vary from quarter to quarter based on the timing and amounts of payments under our license and collaboration agreements and on our ability to enter into additional agreements.

Research and development.    Research and development expenses, excluding non-cash stock-based compensation expenses, increased 10% to $11.2 million for the six months ended June 30, 2003 from $10.2 million for the six months ended June 30, 2002. This increase was principally due to increases in personnel expenses of approximately $981,000, partially offset by decreases in contract manufacturing costs. The number of research and development personnel increased to 78 at June 30, 2003 from 69 at June 30, 2002. We anticipate that our research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities; however, those expenses may fluctuate quarter to quarter based on the timing of manufacturing campaigns, accrual of patients in clinical trials and collaborative activities.

General and administrative.    General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 5% to $2.3 million for the six months ended June 30, 2003 from $2.2 million for the six months ended June 30, 2002. The number of general and administrative personnel increased to 20 at June 30, 2003 from 19 at June 30, 2002. We anticipate that general and administrative expenses will increase as our costs related to adding personnel in support of our general and administrative operations increase.

Non-cash stock-based compensation.    Non-cash stock-based compensation expense decreased 51% to $835,000 for the six months ended June 30, 2003 from $1.7 million for the six months ended June 30, 2002. This decrease is attributable to the amortization of deferred stock-based compensation, which will continue to decrease in future quarters as the options vest, and to adjustments to options subject to variable accounting. Variable accounting treatment results in charges or credits, recorded to non-cash stock-based compensation, dependent on fluctuations in the market value of our common stock. We anticipate that non-cash stock-based compensation expense will continue to decrease in the future based upon scheduled amortizations in accordance with Financial Accounting Standards Board Interpretation No. 28 using an accelerated basis over the vesting period of the individual options.

Investment income, net.    Investment income decreased 49% to $579,000 for the six months ended June 30, 2003 from $1.1 million for the six months ended June 30, 2002. This decrease is due to lower average balances of cash and cash equivalents, short-term and long-term investments and restricted investments at lower average interest yields for the six months ended June 30, 2003, compared to higher average balances and higher average interest yields for the six months ended June 30, 2002. We anticipate that investment income will increase during the second half of 2003 through the investment of the proceeds of our Series A convertible preferred stock financing, which closed on July 8, 2003.

Liquidity and Capital Resources

At June 30, 2003, cash, cash equivalents, short-term and long-term investments totaled $32.1 million and restricted investments totaled approximately $986,000. Our cash, cash equivalents, short-term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts.

Net cash used in operating activities for the six months ended June 30, 2003 was $11.4 million compared to $6.3 million for the six months ended June 30, 2002. For both periods, we have funded a portion of the net cash used in support of operating activities from various license and collaboration agreements. These agreements provide for technology access fees, license fees and shared development funding received under our collaboration agreements with Protein Design Labs, Celltech Group, Genentech, Genencor International and others. During the first six months of 2002, $3.0 million was received from collaborative sources, which lowered the cash used in operating activities for the six months ended June 30, 2002. We expect cash used in operating activities to increase in the future as we increase our number of employees, expand our contract manufacturing initiatives and increase the patient enrollments in our clinical trials. However, we may experience quarterly fluctuations in cash used in operating activities based on the timing of manufacturing campaigns and cash provided from collaboration activities.

Net cash provided by investing activities for the six months ended June 30, 2003 was $11.0 million compared to net cash used in investing activities of $4.5 million for the six months ended June 30, 2002. Cash provided by investing activities for the six months ended June 30, 2003 included $11.3 million from sales and maturities of investments, net of the purchase of investments. This compared to $3.4 million from the purchase of investments, net of sales and maturities of investments for the six months ended June 30, 2002. Purchases of property and equipment were $244,000 for the six months ended June 30, 2003 compared to $1.0 million for the six months ended June 30, 2002. We expect that our future capital expenditures will be lower than 2002 levels; however, capital expenditures may vary based on the progress of our collaborative activities.

Net cash used in financing activities was $154,000 for the six months ended June 30, 2003 compared to net cash provided by financing activities of $6.6 million for the six months ended June 30, 2002. Financing activities during the six months ended June 30, 2003 consisted of proceeds from the exercise of employee stock options and the collection of a note receivable from a stockholder offset by prepaid private placement costs for our Series A convertible preferred stock financing, which closed during July 2003. Financing activities during the six months ended June 30, 2002 consisted primarily of the receipt of $3.0 million from the private placement of common stock with Genencor International and $3.5 million from the private placement of common stock with Genentech.

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

The following are future minimum contractual commitments for the periods subsequent to June 30, 2003 (in thousands):

	Total	2003	2004-2005	2006-2007	Thereafter
Minimum payments under operating leases	$17,182	$1,021	$4,173	$4,288	$7,700
Minimum payments under license and collaboration agreements	2,627	1,569	643	415	—

Total	$19,809	$2,590	$4,816	$4,703	$7,700

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

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with $986,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. Beginning in 2005, the lease provides for decreases in the restricted account balance on an annual basis. However in the event that our market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, we will be obligated to increase our restricted investment balance to approximately $3.4 million.

We believe that our current cash and investment balances combined with proceeds from our July 2003 private placement will be sufficient to enable us to meet our anticipated expenditures and operating requirements for at least the next 24 months. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private equity financings. However, additional capital may not be available on favorable terms or at all. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials, which may adversely affect our business and operations.

Subsequent Events

Series A Convertible Preferred Stock Financing

On July 8, 2003 we completed a $41.0 million private placement of 1,640,000 shares of our newly designated Series A convertible preferred stock at a purchase price of $25.00 per share. Each share of Series A convertible preferred stock is convertible into 10 shares of common stock at a conversion price of $2.50 per share. In addition, the purchasers of the Series A convertible preferred stock received warrants to purchase 2,050,000 shares of common stock with an exercise price of $6.25 per share and an expiration date of December 31, 2011. J.P. Morgan Partners, LLC and Baker Brothers Investments led the private placement, with additional participation by Delphi Ventures, BA Venture Partners and T. Rowe Price Health Sciences Fund.

The Series A convertible preferred stock is entitled to receive a liquidation preference in an amount equal to the greater of: (a) $25.00 per share of Series A convertible preferred stock; or (b) the amount that would have been paid had such share of Series A convertible preferred stock been converted to common stock. The Series A convertible preferred stock is also entitled to vote separately as a class on certain types of corporate transactions and has the right to designate two individuals for election to the board of directors. Upon closing of the financing, Srinivas Akkaraju, M.D., Ph.D., Principal at J.P. Morgan Partners, and Felix Baker, Ph.D., Managing Partner at Baker Brothers Investments, were appointed to our Board of Directors, increasing the size of Seattle Genetics’ Board to nine members. The Series A convertible preferred stock is not redeemable by the holders thereof and does not bear any dividends. The rights, privileges and preferences of the Series A convertible preferred stock are set forth in the Certificate of Designations of Series A Convertible Preferred Stock attached as an exhibit to our Form 8-K filed with the SEC on June 5, 2003 and are more fully described in our definitive proxy statement filed with the SEC on June 9, 2003.

Upon completion of the financing in July, we received approximately $40.4 million, net of $625,000 of issuance costs and estimated future registration costs, from the sale and issuance of our Series A convertible preferred stock and warrants. We will allocate $36.8 million of the net proceeds to the Series A convertible preferred stock and $3.6 million to the warrants to purchase common stock based on their relative fair values on the date of issuance pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate proceeds to the Series A convertible preferred stock will be based upon a valuation that considered, among other things, the closing price of the common stock on the date of closing, the impact of the preferred stock on market capitalization on an as-converted basis and liquidation preferences. The fair value of the warrants to purchase common stock will be estimated using the Black Scholes option pricing model using the following assumptions: exercise price $6.25; no dividends; term of approximately 8.5 years; risk free interest rate of 3.81%; and volatility of 86.7%.

In accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” we will separately assign a $36.8 million value to the embedded beneficial conversion feature of the Series A convertible preferred stock. The beneficial conversion feature will be recorded as a discount to Series A convertible preferred stock with a corresponding increase to additional paid-in capital. The beneficial conversion feature will represent the difference between the as-converted accounting value of the Series A convertible preferred stock as of the original agreement date of May 12, 2003 and the fair value of our common stock as of the closing date of the transaction on July 8, 2003. The May 12, 2003 as-converted value of the Series A convertible preferred stock will be based on the weighted-average price of our common stock for the 30 trading days preceding May 12, 2003, as adjusted for the fair value allocation described above.

The issuance of the Series A convertible preferred stock and the beneficial conversion feature will result in the recording of deemed dividends that increase the recorded amount of Series A convertible preferred stock and reduce paid-in capital. These deemed dividends will be reported under a caption “Non-cash preferred stock deemed dividend” and will represent an increase in net loss or a decrease in net income in arriving at net loss or net income attributable to common stockholders. The beneficial conversion feature will be amortized using the effective yield method through the date of earliest conversion, which is July 8, 2004. We estimate deemed dividends of approximately $15,000 for the third quarter of 2003, $186,000 for the fourth quarter of 2003, $2.2 million for the first quarter of 2004, $27.1 million for the second quarter of 2004 and $7.2 million for the third quarter of 2004. These deemed dividends will have no effect on net income or loss or cash flows for the applicable reporting periods or impact total stockholders’ equity on the applicable reporting dates.

Amendment of Collaboration Agreement with Genencor International.

On July 28, 2003, we entered into an amendment to extend and modify certain terms of our collaboration agreement with Genencor International, which we originally established in January 2002. Under the amended agreement, Genencor International has agreed to pay us a fee to extend the term of the collaboration by two additional years and obtain a non-exclusive license to our ADEPT technology for use with multiple targets. Genencor International also agreed to co-fund a portion of our novel prodrug program. We will continue to have rights to access Genencor International’s i-mune® technology for any ADEPT molecules we are developing. Each party can independently develop products utilizing the other party’s technology, subject to payment of fees, milestones and royalties on net sales of independent products. The parties may also mutually agree to co-develop products. We will continue research and development of our lead ADEPT product candidate, SGN-17/19, on our own without further co-funding from Genencor International.

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

We incorporated in July 1997 and have a limited operating history upon which an investor may evaluate our operations and future prospects. We have incurred net losses in each of our years of operation and, as of June 30, 2003, we had an accumulated deficit of approximately $68.1 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

Our product candidates are at an early stage of development and, if we are not able to successfully develop and commercialize them, we may not generate sufficient revenues to continue our business operations.

All of our product candidates are in early stages of development. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Currently, SGN-30 and SGN-15 are our only product candidates in clinical trials. We are also conducting preclinical development of SGN-40, SGN-35 and SGN-17/19. We expect that much of our efforts and expenditures over the next few years will be devoted to these clinical and preclinical product candidates. We have no products that have received regulatory approval for commercial sale.

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

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development and clinical trial activities. We believe that our existing cash and investment securities will be sufficient to fund our operations for at least the next 24 months. However, changes in our business may occur that would consume available capital resources sooner than we expect. If adequate funds are not available to us, we will be required to delay, reduce the scope of or eliminate one or more of our development programs. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. Last year, we completed and closed clinical trials of SGN-15 in combination with Taxotere for the treatment of colon and breast cancer. We also still only have limited efficacy data in our ongoing clinical trials of SGN-30 and SGN-15. Commercialization of our product candidates will ultimately depend upon successful completion of additional research and development and testing in both preclinical models and clinical trials. At the present time, SGN-30 and SGN-15 are our only product candidates in clinical trials and SGN-40, SGN-35 and SGN-17/19 are our only product candidates in preclinical development. As a result, any delays or difficulties we encounter with these product candidates may impact our ability to generate revenue and cause our stock price to decline significantly.

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

In addition, we or the FDA might delay or halt our clinical trials of a product candidate for various reasons, including:

•	deficiencies in the conduct of the clinical trials;
•	the product candidate may have unforeseen adverse side effects;
•	the time required to determine whether the product candidate is effective may be longer than expected;
•	fatalities arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
•	the product candidate may not appear to be more effective than current therapies;
•	we may have insufficient patient enrollment in the clinical trials;
•	quality or stability of the product candidate may fall below acceptable standards; or
•	we may not be able to produce sufficient quantities of the product candidate to complete the trials.

Due to these and other factors, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval, which could reduce or eliminate our revenue by delaying or terminating the potential commercialization of our product candidates.

Our next generation antibody-drug conjugate (ADC) technology is still at an early-stage of development and has not yet entered human clinical trials.

Our next generation ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, is still at an early stage of development. This ADC technology is used in our SGN-35 product candidate and is the basis of our collaborations with Protein Design Labs, Celltech and Genentech. We and our corporate collaborators are still conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies of these ADCs, and significant additional studies will be required before any of these ADC product candidates enter human clinical trials. Any failures or setbacks in our ADC program could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding this technology, which would negatively affect our business and financial position.

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the development of our product candidates.

We do not currently have the ability to manufacture ourselves the drug products that we need to conduct our clinical trials. For SGN-15, we presently rely on drug products that were produced and vialed by Bristol-Myers Squibb and contract manufacturers retained by Bristol-Myers Squibb. We have entered into, and intend to continue to enter into, agreements with contract manufacturers to supplement our supplies of SGN-15 as necessary, including ICOS Corporation, Albany Molecular Research, Inc. and Sicor Pharmaceuticals, Inc. For our second product candidate in clinical trials, SGN-30, we have contracted with ICOS to manufacture preclinical and clinical supplies. For our preclinical product candidate, SGN-40, we have received substantial clinical-grade quantities of SGN-40 from Genentech. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including conjugation, vialing and storage of our product candidates.

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

Contract manufacturers have a limited number of facilities in which our product candidates can be produced. We currently rely on contract manufacturers to produce our product candidates under FDA current Good Manufacturing Practices to meet acceptable standards for our clinical trials. Such standards may change, affecting the ability of contract manufacturers to produce our product candidates on the schedule we require for our clinical trials. Contract manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to successfully produce and market our product candidates.

In some circumstances we rely on collaborators to assist in the research and development activities necessary for the commercialization of our product candidates. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, we may not be able to commercialize our product candidates.

We have established and intend to continue to establish alliances with third-party collaborators to develop and market some of our current and future product candidates and to license our antibody-drug conjugate technology. We have licensed our ADC technology to Protein Design Labs, Celltech and Genentech and have licensed our ADEPT technology to Genencor International. These collaborations provide us cash and revenues through technology access and license fees, sponsored research fees, equity sales and potential milestone and royalty payments. We use these funds to partially fund the development costs of our internal pipeline of product candidates. Collaborations can also create and strengthen our relationships with leading biotechnology and pharmaceutical companies and may provide synergistic benefits by combining our technologies with the technologies of our collaborators.

Under certain conditions, these collaborators may terminate their agreements with us and discontinue use of our technologies. For example, Genentech terminated its rights to SGN-40 earlier this year and Genencor International recently elected not to continue co-developing SGN-17/19. We cannot control the amount and timing of resources our collaborators may devote to products incorporating our technology. Additionally, our relationships with our collaborators divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators. Even if our collaborators continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our collaborators may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. If any of our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. Furthermore, if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable. In the future, we may not be able to locate third party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.

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

Our success depends, in part, on our ability to maintain protection for our products and technologies under the patent laws and other intellectual property laws of the United States, France, Germany, Japan, United Kingdom and Italy, as well as other countries. We have filed several patent applications with the U.S. Patent and Trademark Office for our technologies that are currently pending. We also have exclusive or partially-exclusive rights to issued U.S. patents, foreign counterpart patents and patent applications in the countries listed above relating to our monoclonal antibody-based technologies. Our rights to these patents are derived from worldwide licenses from Bristol-Myers Squibb, Arizona State University and Proacta Therapeutics, among others. In addition, we have licensed or optioned rights to pending U.S. patent applications and foreign counterpart patents and patent applications to third parties.

The standards that the U.S. Patent and Trademark Office uses to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents may not contain claims that will permit us to stop competitors from using similar technology. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. As a result, the protection, if any, given by our patents if we attempt to enforce them or if they are challenged in court is uncertain. In addition, we rely on certain proprietary trade secrets and know-how. We have taken measures to protect our unpatented trade secrets and know-how, including the use of confidentiality and assignment of inventions agreements with our employees, consultants and certain contractors. It is possible, however, that these persons may breach the agreements or that our competitors may independently develop or otherwise discover our trade secrets.

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

Our business may fail because we face intense competition from major pharmaceutical companies and specialized biotechnology companies engaged in the development of other products directed at cancer. Many of our competitors have greater financial and human resources expertise and more experience in the commercialization of product candidates. Our competitors may, among other things:

•	develop safer or more effective products;
•	implement more effective approaches to sales and marketing;
•	develop less costly products;
•	obtain quicker regulatory approval;
•	have access to more manufacturing capacity;
•	form more advantageous strategic alliances; or
•	establish superior proprietary positions.

In addition, if we receive regulatory approvals, we may compete with well-established, FDA-approved therapies that have generated substantial sales over a number of years. We anticipate that we will face increased competition in the future as new companies enter our market and scientific developments surrounding other cancer therapies continue to accelerate.

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

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. During the second quarter of 2003, our stock price fluctuated between $2.15 and $5.92 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

The holders of our Series A convertible preferred stock have voting and other rights that they could exercise against your best interests.

The holders of our Series A convertible preferred stock have rights to designate two members of our Board of Directors and to vote as a separate class on certain significant corporate transactions, including the issuance of securities that would rank on a par with or senior to the Series A convertible preferred stock or the incurrence of debt in excess of $20 million. In addition, upon liquidation or dissolution of the company (including a merger or acquisition of the company), the holders of our Series A convertible preferred stock are entitled to receive a liquidation preference in an amount equal to the greater of: (a) $25.00 per share of Series A convertible preferred stock; or (b) the amount that would have been paid had each such share of Series A convertible preferred stock been converted to common stock. The holders of Series A convertible preferred stock also have the right under certain circumstances in the event of a merger or acquisition of the company to receive their liquidation preference in cash or a combination of cash and new preferred securities of the acquiring or surviving corporation. The holders of Series A convertible preferred stock may exercise these rights to the detriment of our common stockholders.

The holders of our Series A convertible preferred stock also have the right to require us to register for resale the shares of our common stock that they acquire upon conversion of their Series A convertible preferred stock or upon exercise of their warrants to purchase our common stock. Future sales in the public market of such common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and could make it more difficult for us to raise funds through a public offering of our equity securities.

Our existing stockholders have significant control of our management and affairs.

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 56% percent of our voting power. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

In addition to the 1,640,000 shares of Series A convertible preferred stock that are currently outstanding, our Board of Directors has the authority to issue up to 3,360,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Seattle Genetics without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Seattle Genetics, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state anti-takeover laws in Delaware and Washington related to corporate takeovers may prevent or delay a change of control of Seattle Genetics.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures.    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

(c)	Recent Sales of Unregistered Securities

On July 8, 2003, Seattle Genetics completed a $41 million private placement transaction in which we issued 1,640,000 shares of Series A convertible preferred stock, which are convertible into 16.4 million shares of common stock, and warrants to purchase 2,050,000 shares of common stock. We received approximately $40.4 million in cash consideration, net of $625,000 of issuance costs and estimated future registration costs, from the sale and issuance of Series A convertible preferred stock and warrants. J.P. Morgan Partners and Baker Brothers Investments led the private placement, with additional participation by Delphi Ventures, BA Venture Partners and T. Rowe Price Health Sciences Fund, Inc. Because the transaction did not involve a public offering, the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act. The 1,640,000 outstanding shares of Series A convertible preferred stock are initially convertible (at the option of the holders at any time after July 8, 2004) into 16.4 million shares of Seattle Genetics common stock.

(d)	Use of Proceeds from Sale of Registered Securities

Seattle Genetics completed its initial public offering of common stock pursuant to a Registration Statement on Form S-1 under the Securities Act (File No. 333-50266) that was declared effective by the SEC on March 6, 2001. The aggregate gross proceeds of the offering were $49.0 million, which resulted in net proceeds to us of approximately $44.4 million after deducting underwriting discounts and commissions and other offering expenses of $4.6 million. As of June 30, 2003, we have used all of the proceeds of our initial public offering, which include $21.2 million for preclinical research and development activities and general corporate purposes, $12.9 million for contract manufacturing costs, $7.3 million for purchase of property and equipment and $3.0 million for clinical trial expenses.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 14, 2003, stockholders representing a total of 28,841,897 shares of common stock entitled to vote at the meeting, constituting a quorum, voted to approve the following proposals by the margins indicated:

1.	To elect two directors to our board of directors to hold office until the 2006 annual meeting of stockholders.

Name	Number of Shares
	For	Withheld
Clay B. Siegall, Ph.D.	28,380,815	461,082
Douglas E. Williams, Ph.D.	28,680,645	161,252

2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2003.

For	28,833,151
Against	6,406
Abstain	2,340

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2	Amended and Restated Bylaws of Seattle Genetics, Inc.

3.3**	Certificate of Designations of Series A Convertible Preferred Stock.

4.1*	Specimen Stock Certificate.

4.2*	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4***	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	First Amendment to Lease dated May 28, 2003 between Seattle Genetics, Inc. and B&N 141-302, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

**	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2003.

***	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2003.

†	Confidential treatment requested as to certain portions of this Exhibit.

(b)    Reports on Form 8-K

On April 23, 2003, we filed a Form 8-K announcing financial results for the first quarter of 2003.

On May 15, 2003, we filed a Form 8-K announcing that we had entered into a definitive agreement for a $41 million private placement financing with J.P. Morgan Partners, Baker Brothers Investments, Delphi Ventures, BA Venture Partners and T. Rowe Price Health Sciences Fund.

On June 5, 2003, we filed a Form 8-K announcing that we had modified the voting rights for the Series A convertible preferred stock to be issued in our proposed $41 million private placement financing to ensure compliance with The Nasdaq National Market’s voting rights rules for convertible securities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TIM J. CARROLL
Tim J. Carroll Chief Financial Officer

Date:    August 12, 2003

EXHIBIT INDEX

Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2	Amended and Restated Bylaws of Seattle Genetics, Inc.

3.3**	Certificate of Designations of Series A Convertible Preferred Stock

4.1*	Specimen Stock Certificate.

4.2*	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders

4.4***	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	First Amendment to Lease dated May 28, 2003 between Seattle Genetics, Inc. and B&N 141-302, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Previously filed as an exhibit to the registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

**	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2003.

***	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2003.

†	Confidential treatment requested as to certain portions of this Exhibit.