Form 10-Q
period 2003-09-30
SEATTLE GENETICS INC /WA
filed 2003-11-12
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 30,919,354 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Seattle Genetics, Inc.

Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
Assets

Current assets
Cash and cash equivalents	$8,031,905	$9,180,916
Short-term investments	25,091,558	17,198,934
Interest receivable	545,211	371,303
Accounts receivable	1,031,871	372,036
Prepaid expenses and other current assets	647,477	320,443

Total current assets	35,348,022	27,443,632
Property and equipment, net	5,595,741	6,236,270
Restricted investments	988,225	980,291
Long-term investments	36,089,108	17,839,089
Other assets	35,515	36,406

Total assets	$78,056,611	$52,535,688

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$3,102,430	$2,190,732
Current portion of deferred revenue	982,654	1,301,316

Total current liabilities	4,085,084	3,492,048

Deferred rent	363,540	268,026
Deferred revenue, less current portion	1,462,500	2,074,159

Total long-term liabilities	1,826,040	2,342,185

Stockholders’ equity

Preferred stock, $0.001 par value, 5,000,000 shares authorized: Series A convertible preferred stock, 1,640,000 and no shares issued and outstanding, respectively, aggregate liquidation preference of $41,000,000	1,640	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,919,197 and 30,693,477 issued and outstanding, respectively	30,919	30,693
Additional paid-in capital	146,203,290	105,229,281
Notes receivable from stockholders	—	(271,533)
Deferred stock compensation	(809,195)	(1,965,913)
Accumulated other comprehensive income	(15,301)	294,961
Accumulated deficit	(73,265,866)	(56,616,034)

Total stockholders’ equity	72,145,487	46,701,455

Total liabilities and stockholders’ equity	$78,056,611	$52,535,688

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues
Collaboration and license agreements	$1,503,592	$392,728	$3,671,403	$944,904
Government grants	21,785	11,978	69,010	104,479

Total revenues	1,525,377	404,706	3,740,413	1,049,383

Operating expenses
Research and development (excludes non-cash stock-based compensation expense of $116,372, $144,487, $355,855 and $729,863, respectively)	5,479,212	4,296,664	16,640,306	14,464,167
General and administrative (excludes non-cash stock-based compensation expense of $222,281 $444,319, $817,982 and $1,566,239, respectively)	1,191,964	1,093,313	3,455,769	3,253,518
Non-cash stock-based compensation expense	338,653	588,806	1,173,837	2,296,102

Total operating expenses	7,009,829	5,978,783	21,269,912	20,013,787

Loss from operations	(5,484,452)	(5,574,077)	(17,529,499)	(18,964,404)
Investment income, net	301,053	485,941	879,667	1,618,247

Net loss	(5,183,399)	(5,088,136)	(16,649,832)	(17,346,157)
Non-cash accretion of preferred stock deemed dividend	(14,703)	—	(14,703)	—

Net loss attributable to common stockholders	$(5,198,102)	$(5,088,136)	$(16,664,535)	$(17,346,157)

Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.17)	$(0.54)	$(0.58)

Weighted-average shares used in computing basic and diluted net loss per share	30,708,938	30,395,760	30,626,501	30,032,631

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock Compensation	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Equity
	Amount	Shares	Shares	Amount
Balances at December 31, 2002	—	$—	30,693,477	$30,693	$105,229,281	$(271,533)	$(1,965,913)	$294,961	$(56,616,034)	$46,701,455
Issuance of common stock for employee stock purchase plan			42,954	43	119,781	—	—	—	—	119,824
Stock option exercises			182,766	183	463,749	—	—	—	—	463,932
Issuance of Preferred Series A stock	1,640,000	1,640	—	—	36,759,476	—	—	—	—	36,761,116
Issuance of Warrants	—	—	—	—	3,613,884	—	—	—	—	3,613,884
Collection of notes receivable from stockholders	—	—	—	—	—	271,533	—	—	—	271,533
Deferred stock compensation	—	—	—	—	17,119	—	(17,119)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	1,173,837	—	—	1,173,837
Unrealized loss on investments	—	—	—	—	—	—	—	(308,749)	—	(308,749)
Reclassification adjustment for gains included in net loss	—	—	—	—	—	—	—	(1,513)	—	(1,513)
Net loss	—	—	—	—	—	—	—	—	(16,649,832)	(16,649,832)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(16,960,094)

Balances at September 30, 2003	1,640,000	$1,640	30,919,197	$30,919	$146,203,290	$—	$(809,195)	$(15,301)	$3,265,866)	72,145,487

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2003	2002
Operating activities
Net loss	$(16,649,832)	$(17,346,157)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,173,837	2,296,102
Depreciation and amortization	993,646	896,556
Loss on disposal of property and equipment	—	234
Realized gain on sale of investments	(1,513)	(3,100)
Amortization on investments	531,142	554,058
Deferred rent	95,514	124,756
Changes in operating assets and liabilities
Interest receivable	(173,908)	230,947
Accounts receivable	(659,835)	(46,482)
Prepaid expenses and other current assets	(326,143)	(239,455)
Accounts payable and accrued liabilities	911,698	1,062,390
Deferred revenue	(930,321)	3,022,917

Net cash used in operating activities	(15,035,715)	(9,447,234)

Investing activities
Purchases of investments	(52,027,471)	(20,336,638)
Proceeds from sale and maturities of investments	25,037,003	25,155,505
Purchases of property and equipment	(353,117)	(1,415,735)

Net cash (used in) provided by investing activities	(27,343,585)	3,403,132

Financing activities
Net proceeds from issuance of common stock	583,756	6,646,511
Collection of notes receivable	271,533	—
Net proceeds from issuance of Series A convertible preferred stock and common stock warrants	40,375,000	—

Net cash provided by financing activities	41,230,289	6,646,511

Net (decrease) increase in cash and cash equivalents	(1,149,011)	602,409
Cash and cash equivalents, at beginning of period	9,180,916	8,293,504

Cash and cash equivalents, at end of period	$8,031,905	$8,895,913

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

2. Collaboration agreements

On July 28, 2003, the Company entered into an amendment to extend and modify certain terms of its collaboration agreement with Genencor International, which was originally established in January 2002. Under the amended agreement, Genencor International has agreed to pay the Company a fee in early 2004 to extend the term of the collaboration by two additional years and obtain a non-exclusive license to the Company’s ADEPT technology for use with multiple targets. This fee will be recognized as revenue over the remaining research term. Genencor International also agreed to co-fund a portion of the Company’s novel prodrug program. The Company will continue to have rights to access Genencor International’s i-mune® technology for any ADEPT molecules the Company is developing. Each party can independently develop products utilizing the other party’s technology, subject to payment of fees, milestones and royalties on net sales of independent products. The parties may also mutually agree to co-develop products. The Company will continue research and development of its lead ADEPT product candidate, SGN-17/19, independently without further co-funding from Genencor International.

3. Series A convertible preferred stock financing

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

The Company received approximately $40.4 million, net of $625,000 of issuance costs and estimated future registration costs, from the sale and issuance of Series A convertible preferred stock and warrants. The Company allocated $36.8 million of the net proceeds to the Series A convertible preferred stock and $3.6 million to the warrants to purchase common stock based on their relative fair values on the date of issuance pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate proceeds to the Series A convertible preferred stock was based upon a valuation that considered, among other things, the closing price of the common stock on the date of closing, the impact of the preferred stock on market capitalization on an as converted basis and liquidation preferences. The fair value of the warrants to purchase common stock was estimated using the Black Scholes option pricing model using the following assumptions: exercise price $6.25; no dividends; term of approximately 8.5 years; risk free interest rate of 3.81%; and volatility of 86.7%.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

(Unaudited)

In accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company separately assigned a $36.8 million value to the embedded beneficial conversion feature of the Series A convertible preferred stock. The beneficial conversion feature was recorded as a discount to paid-in capital associated with the Series A convertible preferred stock and a corresponding increase to additional paid-in capital. The beneficial conversion feature represents the difference between the as-converted accounting value of the Series A convertible preferred stock as of the original agreement date of May 12, 2003 and the fair value of the common stock as of the closing date of the transaction on July 8, 2003. The May 12, 2003 as-converted value of the Series A convertible preferred stock was based on the weighted-average price of the common stock for the 30 trading days preceding May 12, 2003, as adjusted for the fair value allocation described above.

The Company is recording the non-cash accretion of preferred stock deemed dividend using the effective yield method through the date of earliest conversion, which is July 8, 2004. Accordingly, the Company recorded non-cash accretion of preferred stock deemed dividend totaling $14,703 during the third quarter of 2003, which represents an increase to reported net loss in arriving at net loss attributable to common stockholders and reduced paid-in-capital and increased paid-in-capital by the same $14,703. The Company estimates that it will record additional non-cash accretion of preferred stock deemed dividend of $186,000 in the fourth quarter of 2003, $2.2 million in the first quarter of 2004, $27.1 million in the second quarter of 2004 and $7.2 million in the third quarter of 2004. The non-cash accretion of the preferred stock deemed dividend will not have an effect on net loss or cash flows for the applicable reporting periods or have an impact on total stockholders’ equity as of the applicable reporting dates.

4. Stock-based compensation

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

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

(Unaudited)

The following table illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders	$(5,198,102)	$(5,088,136)	$(16,664,535)	$(17,346,157)
Add: stock-based compensation for employees under APB no. 25 included in reported net loss	247,628	593,166	1,053,481	2,208,924
Deduct: total stock-based compensation expense for employees determined under the fair value method	(1,007,029)	(1,977,554)	(3,800,427)	(6,591,325)

Pro forma net loss attributable to common stockholders	$(5,957,503)	$(6,472,524)	$(19,411,481)	$(21,728,558)

Basic and diluted net loss per share attributable to common stockholders
As reported	$(0.17)	$(0.17)	$(0.54)	$(0.58)

Pro forma	$(0.19)	$(0.21)	$(0.63)	$(0.72)

5. Net loss per share attributable to common stockholders

Basic and diluted net loss per share attributable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of unvested shares of common stock issued that are subject to repurchase. The Company has excluded all outstanding convertible preferred stock, warrants, options to purchase common stock and common stock subject to repurchase from the calculation of diluted net loss per share attributable to common stockholders, as such securities are antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders	$(5,198,102)	$(5,088,136)	$(16,664,535)	$(17,346,157)
Weighted-average shares used in computing basic and diluted net loss per share	30,708,938	30,395,760	30,626,501	30,032,631

Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.17)	$(0.54)	$(0.58)

Antidilutive securities not included in net loss per share calculation
Convertible preferred stock	16,400,000	—	16,400,000	—
Warrants to purchase common stock	2,050,000	—	2,050,000	—
Options to purchase common stock	4,505,539	3,780,186	4,505,539	3,780,186
Restricted shares of common stock subject to repurchase	104,950	263,285	104,950	263,285

Total	23,060,489	4,043,471	23,060,489	4,043,471

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

(Unaudited)

6. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains or losses in available for sale investments, which were reported separately in stockholders’ equity, are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(5,183,399)	$(5,088,136)	$(16,649,832)	$(17,346,157)
Unrealized loss on securities available for sale	(219,785)	(28,422)	(308,749)	(262,725)
Reclassification adjustment for gains included in net loss	(1,513)	—	(1,513)	(3,100)

Comprehensive loss	$(5,404,697)	$(5,116,558)	$(16,960,094)	$(17,611,982)

7. Investments

Investments, classified as available-for-sale, consist of the following:

	Fair Value September 30, 2003	Fair Value December 31, 2002
U.S. corporate obligations	$24,641,510	$12,167,104
Mortgage-backed securities	33,508,687	17,839,089
U.S. government and agencies	2,043,135	6,012,121
Taxable municipal bonds	1,975,559	—

Total	$62,168,891	$36,018,314

Reported as:
Short-term investments	$25,091,558	$17,198,934
Long-term investments	36,089,108	17,839,089
Restricted investments	988,225	980,291

Total	$62,168,891	$36,018,314

The estimated fair value of investments, by contractual maturity, consists of the following:

	Fair Value September 30, 2003	Fair Value December 31, 2002
Due in one year or less	$26,079,783	$18,179,225
Due in one year through two years	2,580,421	—
Mortgage-backed securities	33,508,687	17,839,089

	$62,168,891	$36,018,014

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

(Unaudited)

8. Prepaid expenses and other current assets

Prepaid expenses and other current assets consists of the following:

	September 30, 2003	December 31, 2002
Insurance	$280,748	$91,514
Rent	181,591	—
Service contracts	126,040	106,430
License fees paid in advance	38,569	40,000
Amounts due under collaboration agreements	18,155	66,596
Employee benefits	2,374	15,903

Total	$647,477	$320,443

9. Property and equipment

Property and equipment consists of the following:

	September 30, 2003	December 31, 2002
Leasehold improvements	$3,862,823	$3,822,059
Laboratory equipment	3,143,316	2,928,038
Furniture and fixtures	866,441	850,915
Computers and office equipment	836,079	754,529
Vehicles	4,683	4,683

	8,713,342	8,360,224
Less: accumulated depreciation and amortization	(3,117,601)	(2,123,954)

Total	$5,595,741	$6,236,270

In March 2003, the Company agreed to collateralize the majority of its property and equipment against certain obligations under its office and laboratory lease agreement.

10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consists of the following:

	September 30, 2003	December 31, 2002
Trade accounts payable	$2,175,517	$1,315,991
Compensation and benefits	663,544	248,605
Clinical trial costs	146,110	575,843
Franchise and local taxes	117,259	50,293

Total	$3,102,430	$2,190,732

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

(Unaudited)

11. Commitments and contingencies

As part of the terms of its operating lease for office and laboratory space, the Company has collateralized certain obligations under the lease with $988,000 of its investments and the majority of its property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. Beginning in 2005, the lease terms provide for decreases in the restricted investment account balance on an annual basis. However, in the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company will be obligated to increase its restricted investment balance to approximately $3.4 million. As of September 30, 2003, the Company’s market capitalization, stockholders’ equity and cash and investments balances were in excess of the required thresholds.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. The additional disclosures required by SFAS No. 148 are included in the notes to the consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This Issue is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial statements.

The company also reviewed the following significant recent accounting standards and interpretations:

•	SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity.”

•	SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

•	FASB Interpretation No. 46. “Consolidation of Variable Interest Entities.”

•	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

The adoption of these standards or interpretations did not have an impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Important Factors That May Affect Our Business, Results of Operations and Stock Price” set forth at the end of this Item 2 and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

We have two monoclonal antibody-based product candidates in clinical trials, SGN-30 and SGN-15. SGN-30 is being developed to treat patients with hematologic malignancies. SGN-15 targets solid tumors, including lung cancer. We also have three product candidates presently undergoing preclinical development: SGN-40, SGN-35 and SGN-17/19. SGN-40 is in preclinical development for the treatment of hematologic malignancies and solid tumors such as bladder and renal cancer. SGN-35, which utilizes our second generation ADC technology, is in preclinical development for hematological malignancies. This technology utilizes proprietary stable linkers that can reduce the toxic side effects caused by the systemic release of drugs associated with less stable linker technology. These linkers attach our antibodies to synthetic, highly potent, cell-killing drugs we have developed, including variants of Auristatin E, which are scaleable for commercial development. SGN-17/19, which utilizes our ADEPT technology, is in preclinical development for patients with metastatic melanoma.

Since our inception, we have incurred substantial losses and, as of September 30, 2003, we had an accumulated deficit of $73.3 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody-based technologies, clinical trial costs, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs and non-cash stock-based compensation expenses. We expect that our losses will continue for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

We do not currently have any commercial products for sale. To date, our revenues have been derived principally from our collaboration and license agreements and from Small Business Innovative Research (SBIR) grants. In the future, our revenues may consist of milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements, royalties from collaborations with current and future strategic partners, grant revenues and commercial product sales. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones, our results of operations may vary substantially from year to year and quarter to quarter. We believe that period to period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

Results of Operations

Three months ended September 30, 2003 and 2002

Revenues. Revenues increased 277% to $1.5 million for the three months ended September 30, 2003 from $405,000 for the three months ended September 30, 2002. Revenues for the three months ended September 30, 2003 were derived from research and material supply fees of approximately $914,000 under our collaboration agreements, from the earned portion of technology access fees and milestones of approximately $590,000 and the balance from a SBIR grant. Revenues for the three months ended September 30, 2002 were derived from the earned portion of technology access fees of approximately $275,000, from research and material supply fees of approximately $118,000 under our collaboration agreements and the balance from a SBIR grant. We expect that future revenues will vary from quarter to quarter based on the timing and amounts of payments under our current license and collaboration agreements and on our ability to enter into additional agreements.

Research and development. Research and development expenses, excluding non-cash stock-based compensation expenses, increased 28% to $5.5 million for the three months ended September 30, 2003 from $4.3 million for the three months ended September 30, 2002. This increase was principally due to increases in manufacturing costs of clinical grade materials of approximately $883,000 and increases in personnel expenses of approximately $477,000, partially offset by decreases in clinical trial costs of approximately $277,000. The number of research and development personnel increased to 75 at September 30, 2003 from 74 at September 30, 2002. We anticipate that our research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities; however, those expenses may fluctuate quarter to quarter based on the timing of manufacturing campaigns, accrual of patients in clinical trials and collaborative activities.

General and administrative. General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 9% to $1.2 million for the three months ended September 30, 2003 from $1.1 million for the three months ended September 30, 2002. This increase was principally due to increased expenses for liability and directors’ and officers’ insurance. The number of general and administrative personnel decreased to 20 at September 30, 2003 from 21 at September 30, 2002. We anticipate that general and administrative expenses will increase as our costs related to adding personnel in support of our operations increase.

Non-cash stock-based compensation. Non-cash stock-based compensation expense decreased 43% to $339,000 for the three months ended September 30, 2003 from $589,000 for the three months ended September 30, 2002. This decrease is attributable to the amortization of deferred stock-based compensation, to adjustments for stock option cancellations or forfeitures on employees who have left the Company and to adjustments to options subject to variable accounting. Variable accounting treatment results in charges or credits, recorded to non-cash stock-based compensation, depending on fluctuations in the market value of our common stock. We anticipate that non-cash stock-based compensation expense will continue to decrease in the future based upon scheduled amortizations in accordance with Financial Accounting Standards Board Interpretation No. 28 using an accelerated basis over the vesting period of the individual options; however, total non-cash stock-based compensation may fluctuate quarter to quarter based on the market value of our common stock.

Investment income, net. Investment income decreased 38% to $301,000 for the three months ended September 30, 2003 from $486,000 for the three months ended September 30, 2002. This decrease is primarily due to lower average interest yields for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. We anticipate that investment income will increase during the fourth quarter of 2003 through the investment of the proceeds of our Series A convertible preferred stock financing, which closed on July 8, 2003.

Nine months ended September 30, 2003 and 2002

Revenues. Revenues increased 256% to $3.7 million for the nine months ended September 30, 2003 from $1.0 million for the nine months ended September 30, 2002. Revenues for the nine months ended September 30, 2003 were derived from research and material supply fees of approximately $2.1 million under our collaboration agreements, from the earned portion of technology access fees and milestones of approximately $1.6 million and from a SBIR grant of approximately $69,000. Revenues for the nine months ended September 30, 2002 were derived from the earned portion of technology access fees of approximately $477,000, from research and material supply fees of approximately $468,000 under our collaboration agreements and from a SBIR grant of approximately $105,000. We expect that future revenues will vary from quarter to quarter based on the timing and amounts of payments under our license and collaboration agreements and on our ability to enter into additional agreements.

Research and development. Research and development expenses, excluding non-cash stock-based compensation expenses, increased 15% to $16.6 million for the nine months ended September 30, 2003 from $14.5 million for the nine months ended September 30, 2002. This increase was principally due to increases in personnel expenses of approximately $1.5 million and increases in manufacturing costs for clinical grade materials of approximately $512,000. Although the number of research and development personnel increased by only one to 75 at September 30, 2003 from 74 at September 30, 2002, our personnel expenses were higher for the first nine months of 2003 reflecting a higher average personnel level versus the prior year period. We anticipate that our research and development expenses will continue to grow in the foreseeable future as we expand our research, development, contract manufacturing and clinical trial activities; however, those expenses may fluctuate quarter to quarter based on the timing of manufacturing campaigns, accrual of patients in clinical trials and collaborative activities.

General and administrative. General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 6% to $3.5 million for the nine months ended September 30, 2003 from $3.3 million for the nine months ended September 30, 2002. This increase was principally due to increased expenses for liability and directors’ and officers’ insurance. The number of general and administrative personnel decreased to 20 at September 30, 2003 from 21 at September 30, 2002. We anticipate that general and administrative expenses will increase as our costs related to adding personnel in support of our operations increase.

Non-cash stock-based compensation. Non-cash stock-based compensation expense decreased 49% to $1.2 million for the nine months ended September 30, 2003 from $2.3 million for the nine months ended September 30, 2002. This decrease is attributable to the amortization of deferred stock-based compensation, to adjustments for stock option cancellations or forfeitures for employees who have left the Company and to adjustments to options subject to variable accounting. Variable accounting treatment results in charges or credits, recorded to non-cash stock-based compensation, dependent on fluctuations in the market value of our common stock. We anticipate that non-cash stock-based compensation expense will continue to decrease in the future based upon scheduled amortizations in accordance with Financial Accounting Standards Board Interpretation No. 28 using an accelerated basis over the vesting period of the individual options.

Investment income, net. Investment income decreased 46% to $880,000 for the nine months ended September 30, 2003 from $1.6 million for the nine months ended September 30, 2002. This decrease is due to lower average balances of cash and cash equivalents, short-term and long-term investments and restricted investments at lower average interest yields for the nine months ended September 30, 2003, compared to higher average balances and higher average interest yields for the nine months ended September 30, 2002.

Liquidity and Capital Resources

At September 30, 2003, cash, cash equivalents, short-term and long-term investments totaled $69.2 million and restricted investments totaled approximately $988,000. Our cash, cash equivalents, short-term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts.

Net cash used in operating activities for the nine months ended September 30, 2003 was $15.0 million compared to $9.4 million for the nine months ended September 30, 2002. For both periods, we have funded a portion of the net cash used in support of operating activities from our license and collaboration agreements. These agreements provide for technology access fees, license fees and shared development funding received under our collaboration agreements with Protein Design Labs, Celltech Group, Genentech, Genencor International and others. During the first nine months of 2002, our net cash used in operating activities was offset by $3.0 million of deferred revenue received from collaborative sources. We expect cash used in operating activities to increase in the future as we increase our number of employees, expand our contract manufacturing initiatives and increase the patient enrollments in our clinical trials. However, we may experience quarterly fluctuations in cash used in operating activities based on the timing of manufacturing campaigns and cash provided from collaboration activities.

Net cash used in investing activities for the nine months ended September 30, 2003 was $27.3 million compared to net cash provided by investing activities of $3.4 million for the nine months ended September 30, 2002. Cash used in investing activities for the nine months ended September 30, 2003 included $52.0 million for the purchase of investments, primarily from the net proceeds from our private placement completed in July 2003. This compared to $4.9 million of cash provided by proceeds from the sales and maturities of investments, net of the purchase of investments for the nine months ended September 30, 2002. Purchases of property and equipment were $353,000 for the nine months ended September 30, 2003 compared to $1.4 million for the nine months ended September 30, 2002. We expect that our 2003 capital expenditures will be lower than 2002 levels; however, capital expenditures may vary based on the progress of our collaborative activities.

Net cash provided by financing activities was $41.2 million for the nine months ended September 30, 2003 compared to $6.6 million for the nine months ended September 30, 2002. Financing activities during the nine months ended September 30, 2003 consisted of proceeds from our Series A convertible preferred stock financing which raised net proceeds of approximately $40.4 million and closed on July 8, 2003, the exercise of employee stock options and the collection of notes receivable from stockholders . Financing activities during the nine months ended September 30, 2002 consisted primarily of the receipt of $3.0 million from the private placement of common stock with Genencor International and $3.5 million from the private placement of common stock with Genentech.

We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of spending will accelerate as a result of the increased costs and expenses associated with adding personnel, clinical trials, regulatory filings, manufacturing, and research and development collaborations. However, we may experience fluctuations in incurring these costs from quarter to quarter based on the timing of manufacturing campaigns, accrual of patients to clinical trials and collaborative activities. Our future expenditures and capital requirements will depend on numerous factors, including the progress of our research and development activities, the cost of filing and enforcing any patent claims and other intellectual property rights, competing technological and market developments and our ability to establish license and collaboration agreements.

The following are future minimum contractual commitments for the periods subsequent to September 30, 2003 (in thousands):

	Total	2003	2004-2005	2006-2007	Thereafter
Minimum payments under operating leases	$16,671	$511	$4,173	$4,288	$7,700
Minimum payments under license and collaboration agreements	2,901	1,891	595	415	—

Total	$19,573	$2,402	$4,768	$4,703	$7,700

Our license and collaboration agreements also provide for payments by us upon the achievement of development or regulatory milestones and the payment of royalties based on commercial product sales. We do not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years. The amounts set forth above could be substantially higher if we are required to make milestone payments or if we receive regulatory approvals or achieve commercial sales and are required to pay royalties earlier than anticipated.

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with $988,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. Beginning in 2005, the lease provides for decreases in the restricted account balance on an annual basis; however in the event that our market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, we will be obligated to increase our restricted investment balance to approximately $3.4 million.

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

We have incurred net losses in each of our years of operation and, as of September 30, 2003, we had an accumulated deficit of approximately $73.3 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements and from government grants. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

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

Before we can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. Each of these trials requires the investment of substantial expense and time. We are currently conducting clinical trials of our two most advanced product candidates, and expect to commence additional trials of these and other product candidates in the future. There are numerous factors that could delay each of these clinical trials or prevent us from completing these trials successfully.

Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. In the past year, we have closed clinical trials of SGN-15 in combination with Taxotere for the treatment of colon, breast and ovarian cancer. We also still only have limited efficacy data from our clinical trials of SGN-30 and SGN-15. Commercialization of our product candidates will ultimately depend upon successful completion of additional research and development and testing in both preclinical models and clinical trials. At the present time, SGN-30 and SGN-15 are our only product candidates in clinical trials and SGN-40, SGN-35 and SGN-17/19 are our only product candidates in preclinical development. As a result, any delays or difficulties we encounter with these product candidates may impact our ability to generate revenue and cause our stock price to decline significantly.

Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Negative or inconclusive results or adverse medical events during a clinical trial could cause it to be redone or terminated. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be redone or terminated. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority may also vary significantly based on the type, complexity and novelty of the product involved, as well as other factors. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals.

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

Our second generation antibody-drug conjugate (ADC) technology is still at an early-stage of development and has not yet entered human clinical trials.

Our second generation ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, is still at an early stage of development. This ADC technology is used in our SGN-35 product candidate and is the basis of our collaborations with Protein Design Labs, Celltech and Genentech. We and our corporate collaborators are still conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies of these ADCs, and significant additional studies will be required before any of these ADC product candidates enter human clinical trials. Any failures or setbacks in our ADC program could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding this technology, which would negatively affect our business and financial position.

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the development of our product candidates.

We do not currently have the ability to manufacture ourselves the drug products that we need to conduct our clinical trials. For SGN-15, we presently rely on drug products that were produced and vialed by Bristol-Myers Squibb Company and contract manufacturers retained by Bristol-Myers Squibb. We have entered into, and intend to continue to enter into, agreements with contract manufacturers to supplement our supplies of SGN-15 as necessary, including ICOS Corporation, Albany Molecular Research, Inc. and Sicor Pharmaceuticals, Inc. For our second product candidate in clinical trials, SGN-30, we have contracted with ICOS to manufacture preclinical and clinical supplies. We are also evaluating other potential contract manufacturers for future supplies of SGN-30. For our preclinical product candidate, SGN-40, we have received substantial clinical-grade quantities of SGN-40 from Genentech. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including conjugation, vialing and storage of our product candidates.

For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of our product candidates for use in our clinical trials. If our contract manufacturers or other third parties fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates. In addition, we depend on outside vendors for the supply of raw materials used to produce our product candidates. If the third party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our product candidates manufactured and to conduct preclinical testing and clinical trials of our product candidates would be adversely affected.

Contract manufacturers have a limited number of facilities in which our product candidates can be produced and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates. We currently rely on contract manufacturers to produce our product candidates under FDA current Good Manufacturing Practices to meet acceptable standards for our clinical trials. If such standards change, the ability of contract manufacturers to produce our product candidates on the schedule we require for our clinical trials may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to successfully produce and market our product candidates. Any difficulties or delays in our contractors’ manufacturing and supply of product candidates could increase our costs, cause us to lose revenue or make us postpone or cancel clinical trials.

In some circumstances we rely on collaborators to assist in the research and development activities necessary for the commercialization of our product candidates. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, we may not be able to commercialize our product candidates.

We have established and intend to continue to establish alliances with third-party collaborators to develop and market some of our current and future product candidates and to license our antibody-drug conjugate and ADEPT technologies. We have licensed our ADC technology to Protein Design Labs, Celltech and Genentech and have licensed our ADEPT technology to Genencor International. These collaborations provide us with cash and revenues through technology access and license fees, sponsored research fees, equity sales and potential milestone and royalty payments. We use these funds to partially fund the development costs of our internal pipeline of product candidates. Collaborations can also create and strengthen our relationships with leading biotechnology and pharmaceutical companies and may provide synergistic benefits by combining our technologies with the technologies of our collaborators.

Under certain conditions, these collaborators may terminate their agreements with us and discontinue use of our technologies. For example, Genencor International recently elected not to continue co-developing SGN-17/19. We cannot control the amount and timing of resources our collaborators may devote to products incorporating our technology. Additionally, our relationships with our collaborators divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators. Even if our collaborators continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our collaborators may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. If any of our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. Furthermore, if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable. In the future, we may not be able to locate third party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.

We depend on a small number of collaborators for most of our current revenue. The loss of any one of these collaborators could result in a substantial decline in our revenue.

We have collaborations with a limited number of companies. To date, almost all of our revenue has resulted from payments made under agreements with our corporate collaborators, and we expect that most of our future revenue will continue to come from corporate collaborations until the approval and commercialization of one or more of our product candidates. The failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments or royalties, could have a material adverse effect on our financial performance. In addition, the majority of revenue received from our corporate collaborators is derived from research and material supply fees, and a decision by any of our corporate collaborators to conduct more research and development activities themselves could significantly reduce the revenue received from these collaborations. Payments under our existing and future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

We rely on license agreements for certain aspects of our product candidates and technology. Failure to maintain these license agreements could prevent us from developing or commercializing our product candidates and technology.

We have entered into agreements with third-party commercial and academic institutions to license technology for use in our ADC technology and product candidates. Currently, we have license agreements with Bristol-Myers Squibb, Arizona State University, Genentech, Mabtech AB and the University of Miami, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our product candidates.

We rely on third parties to provide services in connection with our preclinical and clinical development programs. The inadequate performance by or loss of any of these service providers could affect our product candidate development.

Several third parties provide services in connection with our preclinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics and other outsourced activities. If these service providers do not perform the services we have contracted for adequately or cease to continue operations and we are not able to quickly find a replacement provider or we lose information or items associated with our product candidates, our development programs may be delayed.

If we are unable to protect our proprietary technology, trade secrets or know-how, we may not be able to operate our business profitably. Similarly, if we fail to sustain and further build our intellectual property rights, competitors may be able to develop competing therapies.

Our success depends, in part, on our ability to maintain protection for our products and technologies under the patent laws and other intellectual property laws of the United States, France, Germany, Japan, United Kingdom and Italy, as well as other countries. We have filed several patent applications with the U.S. Patent and Trademark Office for our technologies that are currently pending. We also have exclusive or partially-exclusive rights to issued U.S. patents, foreign counterpart patents and patent applications in the countries listed above relating to our monoclonal antibody-based technologies. Our rights to these patents are derived from worldwide licenses from Bristol-Myers Squibb, Arizona State University and Genentech, among others. In addition, we have licensed or optioned rights to pending U.S. patent applications and foreign counterpart patents and patent applications to third parties.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, Genentech, Amgen, Immunogen, IDEC Pharmaceuticals, Medarex and Wyeth are developing and/or marketing products that may compete with ours. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive.

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

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. During the third quarter of 2003, our stock price fluctuated between $4.18 and $7.00 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our operations involve hazardous materials and are subject to environmental, health and safety controls and regulations.

We are subject to environmental, health and safety laws and regulations, including those governing the use of hazardous materials. The cost of compliance with environmental, health and safety regulations is substantial. Our business activities involve the controlled use of hazardous materials and we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may materially harm our business, financial condition and results of operations.

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

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially own approximately 55% percent of our voting power. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

Legislative actions, potential new accounting pronouncements and higher insurance costs are likely to impact our future financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and may occur again in the future and as a result we may be required to make changes in our accounting policies. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours and insurance costs are increasing as a result of this uncertainty and other factors. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from science and business activities to compliance activities.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

In addition to the 1,640,000 shares of Series A convertible preferred stock that are currently outstanding, our Board of Directors has the authority to issue up to an additional 3,360,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Seattle Genetics without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Seattle Genetics, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state anti-takeover laws in Delaware and Washington related to corporate takeovers may prevent or delay a change of control of Seattle Genetics.

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

(c)	Recent Sales of Unregistered Securities

On July 8, 2003, Seattle Genetics completed a $41 million private placement transaction in which we issued 1,640,000 shares of Series A convertible preferred stock and warrants to purchase 2,050,000 shares of common stock. We received approximately $40.4 million in cash consideration, net of $625,000 of issuance costs and estimated future registration costs, from the sale and issuance of Series A convertible preferred stock and warrants. J.P. Morgan Partners and Baker Brothers Investments led the private placement, with additional participation by Delphi Ventures, BA Venture Partners and T. Rowe Price Health Sciences Fund, Inc. Because the transaction did not involve a public offering, the issuance of the securities was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act. The 1,640,000 outstanding shares of Series A convertible preferred stock are initially convertible (at the option of the holders at any time after July 8, 2004) into 16.4 million shares of Seattle Genetics common stock. Each warrant is exercisable for a number of shares that represents 12.5% of the common stock into which the Series A convertible preferred stock purchased by each Series A investor is initially convertible. The per share exercise price of the common stock warrant is $6.25. The warrants are exercisable in whole or in part at any time on or before December 31, 2011, and expire if not exercised prior to such time. The warrants provide for a cashless exercise by the warrant holder if available.

Item 4. Submission of Matters to a Vote of Security Holders

At a special meeting of stockholders held on July 2, 2003, stockholders representing a total of 20,722,650 shares of common stock entitled to vote at the meeting, constituting a quorum, voted to approve the following proposal by the margins indicated:

1.	To approve a private placement of $41 million of our Series A convertible preferred stock and warrants to purchase 2,050,000 shares of our common stock pursuant to a Securities Purchase Agreement dated May 12, 2003, as amended by Amendments Nos. 1 and 2, to entities affiliated with J.P. Morgan Partners, Baker Brothers Investments, Delphi Ventures, BA Venture Partners and T. Rowe Price Health Sciences Fund, Inc.

Number of Shares
For	Against	Abstain
18,227,212	2,074,393	421,045

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2****	Amended and Restated Bylaws of Seattle Genetics, Inc.

3.3**	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

4.1*	Specimen Stock Certificate.

4.2*	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3****	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4***	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Amendment No. 1 to Collaboration Agreement dated July 28, 2003 by and between Seattle Genetics, Inc. and Genencor International, Inc.

10.2	Severance and Release Agreement dated August 7, 2003 by and between Seattle Genetics, Inc. and Amy P. Sing, M.D.

10.3	Change of Control Agreement dated March 29, 2002 by and between Seattle Genetics, Inc. and Eric L. Dobmeier.

10.4	Change of Control Agreement dated September 30, 2003 by and between Seattle Genetics, Inc. and Douglas E. Williams, Ph.D.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

**	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2003.

***	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2003.

****	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003.

†	Confidential treatment requested as to certain portions of this Exhibit.

(b) Reports on Form 8-K

On July 30, 2003, we furnished a Form 8-K announcing financial results for the second quarter of 2003.

On July 8, 2003, we filed a Form 8-K announcing that we had completed a $41 million private placement financing with J.P. Morgan Partners, Baker Brothers Investments, Delphi Ventures, BA Venture Partners and T. Rowe Price Health Sciences Fund.

On July 2, 2003, we filed a Form 8-K announcing that our stockholders had approved a proposed $41 million private placement financing with J.P. Morgan Partners, Baker Brothers Investments, Delphi Ventures, BA Venture Partners and T. Rowe Price Health Sciences Fund.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TIM J. CARROLL
Tim J. Carroll Chief Financial Officer

Date: November 12, 2003

EXHIBIT INDEX

Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2****	Amended and Restated Bylaws of Seattle Genetics, Inc.

3.3**	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

4.1*	Specimen Stock Certificate.

4.2*	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3****	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4***	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Amendment No. 1 to Collaboration Agreement dated July 28, 2003 by and between Seattle Genetics, Inc. and Genencor International, Inc.

10.2	Severance and Release Agreement dated August 7, 2003 by and between Seattle Genetics, Inc. and Amy P. Sing, M.D.

10.3	Change of Control Agreement dated March 29, 2002 by and between Seattle Genetics, Inc. and Eric L. Dobmeier.

10.4	Change of Control Agreement dated September 30, 2003 by and between Seattle Genetics, Inc. and Douglas E. Williams, Ph.D.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to the registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

**	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2003.

***	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2003.

****	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003.

†	Confidential treatment requested as to certain portions of this Exhibit.