Form 10-K
period 2003-12-31
SEATTLE GENETICS INC /WA
filed 2004-03-16
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code: (425) 527-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, par value $0.001	Nasdaq National Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $53.4 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 40,195,348 shares of the registrant’s common stock issued and outstanding as of March 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2004.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

Item 1. Business.

Overview

Seattle Genetics is a biotechnology company focused on the development of monoclonal antibody-based therapeutic products for the treatment of cancer and immunologic diseases. We currently have two product candidates in phase II clinical development, SGN-30 and SGN-15, and one product candidate for which we recently opened a phase I clinical trial, SGN-40. Additionally, we have three product candidates currently in preclinical development: SGN-35, SGN-75 and SGN-17/19 . Our pipeline of product candidates is based upon three technologies: genetically engineered monoclonal antibodies, monoclonal antibody-drug conjugates (ADCs) and antibody-directed enzyme prodrug therapy (ADEPT). These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as to increase the potency of monoclonal antibodies by enhancing their cell-killing ability. We also have discovery programs to identify novel antigens and new monoclonal antibodies.

Monoclonal Antibodies for Cancer Therapy

Antibodies are proteins released by the immune system’s B-cells, a type of white blood cell, in response to the presence of a foreign substance in the body, such as a virus, or in some cases to an abnormal immunologic response. B-cells produce millions of different kinds of antibodies, which have slightly different shapes that enable them to bind to and inactivate specific molecular targets. Antibodies that have identical molecular structure and bind to a specific target are called monoclonal antibodies.

There are a growing number of monoclonal antibodies that have been approved for the treatment of cancer. These include three genetically engineered monoclonal antibodies (Rituxan, Herceptin and Campath), two radionuclide-conjugated monoclonal antibodies (Zevalin and Bexxar) and an antibody-drug conjugate (Mylotarg). Together, these six products generated sales of approximately $2 billion in 2003. Recently, the United States Food and Drug Administration (FDA) approved two additional genetically engineered monoclonal antibodies for the treatment of cancer, Avastin and Erbitux. Additionally, there are many monoclonal antibodies in preclinical development and clinical trials that are likely to increase the number of monoclonal antibody-based commercial products in the future.

Cancer is the second leading cause of death in the United States, resulting in over 563,000 deaths annually. The American Cancer Society estimates that over 18 million new cases of cancer have been diagnosed in the United States since 1990 and that 1.4 million new cases of cancer will be diagnosed in 2004. The World Health Organization estimates that more than 10 million people worldwide are diagnosed with cancer each year, a rate that is expected to increase to an estimated 15 million people annually by the year 2020. According to the National Cancer Institute, approximately 40 percent of people diagnosed with cancer will die within 5 years after treatment.

Our Monoclonal Antibody Technologies

Our monoclonal antibody technologies are designed to maximize the antitumor activity of antibodies. Some monoclonal antibodies have significant intrinsic antitumor activity; however, many are not potent enough on their own to represent effective therapeutic agents. To address this limitation, we use our ADC and ADEPT technologies to develop monoclonal antibody-based therapies that can more effectively kill target cells. We are also evaluating the use of our monoclonal antibodies in combination with conventional chemotherapy, which can result in synergistic antitumor activity that is greater than when either therapy is administered alone.

Three distinct but related technologies form our core business and provide the potential for discovery and development of an array of monoclonal antibody-based therapeutics:

•	genetically engineered monoclonal antibodies;

•	monoclonal antibody-drug conjugates (ADCs); and

•	antibody-directed enzyme prodrug therapy (ADEPT).

Genetically Engineered Monoclonal Antibodies

Our antibodies are genetically engineered to reduce non-human protein sequences, thereby lowering the potential for patients to develop a neutralizing immune response and extending the duration for use in therapy. In general, there are three types of genetically engineered monoclonal antibodies being developed for human therapeutic use: chimeric, humanized and fully-human. A chimeric antibody contains a mixture of mouse and human sequences, usually 30 percent mouse and 70 percent human. Rituxan, the largest selling antibody product for cancer therapy, is a chimeric antibody. Humanized antibodies contain over 90 percent human protein sequences, while fully-human monoclonal antibodies contain 100 percent human sequences. Our product development pipeline includes both chimeric and humanized monoclonal antibodies. We have substantial expertise in humanizing antibodies and have non-exclusive licenses to Protein Design Labs’ antibody humanization patents. We also have a collaboration with Medarex that provides us with access to their fully-human monoclonal antibody technology for potential future product candidates.

Some monoclonal antibodies kill cancer cells without being conjugated to a toxin by either directly sending a cell-killing signal or by activating an immune response that leads to cell death. These antibodies can be effective in regressing tumors and have the advantage of low systemic toxicity. For example, antibodies targeted to antigens such as CD20 (Rituxan), HER2 (Herceptin) and CD52 (Campath) have been approved by the FDA and are collectively generating nearly $2 billion in annual sales. SGN-30 and SGN-40 fall into this category of genetically engineered antibodies that have antitumor activity on their own without conjugation to a toxin.

Antibody-Drug Conjugates (ADCs)

ADCs are monoclonal antibodies that are linked to potent cell-killing drugs. For our ADCs, we utilize monoclonal antibodies that enter target cells upon binding to their cell-surface receptors. The environment inside the cell causes the cell-killing drug to be released from the monoclonal antibody, allowing it to have the desired effect. ADC’s deliver a cytotoxic drug directly to the tumor where it is released, thereby sparing normal cells. An important component of an ADC is the conditional linker that holds and then releases the drug from the monoclonal antibodies once it enters the target cell. We have a variety of linker technologies including enzyme-cleavable linkers that are very stable in blood. We use highly potent cell-killing drugs, such as Auristatin derivatives, that are synthetically produced and readily scaleable, in contrast to natural product drugs that are more difficult to produce and link to antibodies. We hold exclusive or partially-exclusive licenses to two issued patents and have filed six patent applications covering our ADC technology. We have continued to create and evaluate new linkers and novel classes of potent, cell-killing drugs for use in our ADC program.

Antibody-Directed Enzyme Prodrug Therapy (ADEPT)

ADEPT represents a novel approach to minimize drug exposure to normal tissues through the combination of two relatively non-toxic agents to achieve potent antitumor activity specifically localized to tumor tissue. With ADEPT technology, we utilize monoclonal antibodies that remain bound to the cell surface, as distinguished from the antibodies that enter target cells used with our ADC technology. ADEPT administration is a two-step process. In the first step, an enzyme that is genetically fused to an antibody fragment is administered and accumulates on the surface of tumor cells. In the second step, relatively inactive forms of anti-cancer drugs (termed prodrugs) are administered and subsequently converted by the enzyme attached to the tumor cell surface into potent cell-killing drugs that can penetrate into tumor tissue and induce antitumor responses. This method of drug delivery results in higher drug concentrations within tumors relative to normal tissues, thus localizing the effects of the therapy.

Our Strategy

Our goal is to become a leading developer and marketer of monoclonal antibodies for cancer and immunologic diseases. Key elements of our strategy are to:

•	Advance Our Product Pipeline. Our primary focus is advancing our pipeline of product candidates: SGN-30 and SGN-15, which are in phase II clinical trials, SGN-40, which is in a recently opened phase I clinical trial, and SGN-35, SGN-75 and SGN-17/19, which are in preclinical development. To that end, we have built strong internal expertise in our development, regulatory and clinical groups. We also enter into key relationships with scientific advisors, research organizations and contract manufacturers to supplement our internal efforts. For our clinical trials, we have established relationships with leading experts in oncology and hematology and conducted trials at over 20 cancer centers throughout the United States during 2003.

•	Develop Industry-Leading Monoclonal Antibody Technologies. We have developed industry-leading technologies to enhance the potency and efficacy of monoclonal antibodies. Our ADC and ADEPT technologies enable us to exploit the therapeutic potential of monoclonal antibodies that have target specificity by enhancing their cell-killing capabilities. We are currently developing several product candidates that employ these technologies, including our preclinical ADC product candidates, SGN-35 and SGN-75, and our preclinical ADEPT product candidate, SGN-17/19.

•	Selectively License our Technologies. We license our ADC and ADEPT technologies to generate near-term revenue and potentially earn future milestones and royalties which partially offset expenditures on our internal research and development activities. Presently, we have collaborations with Genentech, Celltech Group and Protein Design Labs for our ADC technology and with Genencor International for our ADEPT technology.

•	Identify and Develop Novel Monoclonal Antibodies. We have focused on the research and development of monoclonal antibodies since our inception. We have internal efforts in antigen and antibody discovery to identify targets that can be used to generate new monoclonal antibodies. We believe these programs will enable us to continue to expand our pipeline of therapeutic candidates. In addition, we believe we have created valuable intellectual property by successfully identifying and filing patent applications for multiple novel monoclonal antibodies with potential therapeutic uses.

•	Acquire or In-license Attractive Product Candidates and Technologies. In addition to our internal research and development initiatives, we have ongoing efforts to identify products and technologies to in-license from academic groups and other biotechnology and pharmaceutical companies. We have entered into such license agreements with Bristol-Myers Squibb, Genentech, Protein Design Labs, Medarex, ICOS Corporation, University of Miami, Arizona State University and Mabtech AB, among others. We plan to continue supplementing our internal research programs through in-licensing.

•	Establish Strategic Collaborations to Advance our Product Pipeline. We may enter into strategic collaborations at various stages in our research and development process to accelerate the commercialization of our product candidates. Collaborations can also supplement our own internal expertise in key areas such as clinical, manufacturing, marketing, sales and distribution. When establishing strategic collaborations, we endeavor to retain significant product rights.

Development Programs

The following table summarizes the status of our product pipeline:

Product Candidate	Technology	Disease/ Indication	Development Stage
SGN-30	Genetically engineered monoclonal antibody	Hodgkin’s disease	Phase II

		Systemic anaplastic large cell lymphoma	Phase II

		Cutaneous lymphomas	Phase II planned for second half of 2004

SGN-15	ADC	Non-small cell lung cancer in combination with Taxotere	Phase II

SGN-40	Genetically engineered monoclonal antibody	Multiple myeloma	Phase I open

		Non-Hodgkin’s lymphoma	Phase I planned for second half of 2004

		Bladder and renal cancer	Preclinical

SGN-35	ADC	Hematologic malignancies; immunologic diseases	Preclinical

SGN-75	ADC	Renal cancer; hematologic malignancies; immunologic diseases	Preclinical

SGN-17/19	ADEPT	Metastatic melanoma	Preclinical

SGN-30

We are currently conducting phase II clinical trials of SGN-30 for the treatment of Hodgkin’s disease and systemic anaplastic large cell lymphoma. We are also planning a phase II clinical trial of SGN-30 in a third disease indication, cutaneous lymphoma, in the second half of 2004. SGN-30 is a monoclonal antibody targeting the CD30 antigen that is expressed on hematologic malignancies, including Hodgkin’s disease and some types of T-cell derived non-Hodgkin’s lymphoma. CD30 is an attractive target for cancer therapy because it has minimal expression on normal tissues.

We are also investigating possible applications of SGN-30 in immunologic diseases such as lupus and multiple sclerosis. In immunologic disease, the body’s immune system malfunctions and attacks its own healthy cells. Many therapies for immunologic disease rely on suppressing the immune system to prevent further damage to normal tissues, but have the unwanted side effect of making the patient more susceptible to infection or cancer. The CD30 antigen is expressed only on activated T- and B-cells but is absent on these cells when in a resting state. Since resting T-cells and B-cells make up approximately 95 percent of those types of cells circulating in the body, SGN-30 may be able to prevent or reduce a damaging immune response without globally suppressing the patient’s immune system, thus leaving the patient better able to fight off infection. Preclinical studies of SGN-30 in immunologic disease are ongoing internally and with outside collaborators.

Market Opportunity

The American Cancer Society estimates that approximately 7,800 cases of Hodgkin’s disease and 54,300 cases of non-Hodgkin’s lymphoma (some of which express CD30) will be diagnosed in the United States during 2004. Advances made in the use of combined chemotherapy and radiotherapy for malignant lymphomas and the use of Rituxan for B-cell non-Hodgkin’s lymphoma have resulted in durable remission rates for front-line therapy in early stage disease. However, the therapeutic options for refractory or relapsed patients are very limited, and there are significant opportunities for new treatments in this patient population.

Clinical Results and Status

During 2002, we initiated and completed a single-dose phase I clinical trial of SGN-30 in patients with CD30-expressing hematologic malignancies at three sites in the United States. The objectives of this trial were to establish safety and pharmacokinetic profiles, evaluate effects on lymphocytes and determine whether a single dose of SGN-30 induced an immune response. We treated 13 patients in this study at escalating doses of between one and 15 milligrams per kilogram of SGN-30. We did not find significant toxicities in any of the patients and, although the clinical trial was not designed to evaluate efficacy, we observed antitumor responses in two out of ten evaluable patients, one with Hodgkin’s disease and one with anaplastic large cell lymphoma. Additionally, we found minimal immune response, no lymphocyte depletion and no drug-related safety issues.

In November 2003, we completed a multi-dose phase I clinical trial of SGN-30, again targeting patients with CD30-expressing hematologic malignancies. The objectives of this trial were to establish safety and pharmacokinetic profile, evaluate effects on lymphocytes, determine whether patients develop an immune response and assess antitumor activity of a multi-dose regimen of SGN-30. We treated a total of 24 patients in this study in four cohorts of six patients at predetermined dose levels of 2, 4, 8 and 12 milligrams per kilogram of SGN-30. All of the doses of SGN-30 were well tolerated, with no significant toxicities. Although the clinical trial was not primarily designed to evaluate efficacy, one patient experienced a complete response and six patients had stable disease. Notably, all of these patients had failed prior treatment with chemotherapy, with the median patient having received five prior courses of chemotherapy.

Based on our phase I data, in January 2004 we initiated a phase II clinical trial of SGN-30 in patients with Hodgkin’s disease and anaplastic large cell lymphoma. The trial is designed to accrue up to 80 patients, 40 patients in each disease indication, and will be conducted at multiple sites in the United States. The trial will evaluate the safety, immunogenicity and antitumor activity of SGN-30 at six weekly doses of six milligrams per kilogram.

We have received orphan drug designation from the FDA for SGN-30 in Hodgkin’s disease and T-cell lymphomas. We are planning additional clinical trials of SGN-30 for the treatment of cutaneous lymphoma and in combination with chemotherapy for the treatment of hematologic malignancies, as well as, evaluating possible applications of SGN-30 in immunologic disease.

SGN-15

We have completed a phase II clinical trial of SGN-15 for the treatment of non-small cell lung cancer (NSCLC) in combination with Taxotere, the only FDA-approved chemotherapy for second-line treatment of lung cancer. SGN-15 is an ADC composed of a monoclonal antibody chemically attached by a hydrazone linker to the chemotherapeutic drug doxorubicin. The antibody component of SGN-15 binds to a Lewisy-related carbohydrate antigen that is highly expressed on many solid tumors, including lung, breast, prostate, ovarian, pancreatic and colon cancer. SGN-15 works by binding to the target cell and, upon entering the cell, releasing its payload of doxorubicin. Preclinical studies of SGN-15 in combination with Taxotere have demonstrated synergistic antitumor activity and clinical studies have established non-overlapping toxicity profiles.

Market Opportunity

Lung cancer is the leading cause of all cancer-related deaths worldwide and will account for an estimated 160,000 deaths in the United States during 2004. Approximately 80 percent of lung cancer is NSCLC. Due to the lack of early symptoms, most NSCLC patients are already in the advanced stages of the disease at the time of diagnosis. Advanced stage and metastatic NSCLC remains an incurable disease with current therapies. Combination chemotherapy regimens have produced clinical response or stabilization in many cases, but have had little effect on overall survival. Response rates with standard chemotherapy are only approximately 25 percent and median survival is less than six months from time to progression. Consequently, there remains a significant unmet clinical need for patients with advanced stage NSCLC.

Clinical Results and Status

We are currently focusing our clinical development strategy for SGN-15 on the treatment of patients with NSCLC who have failed front-line or front-line and second-line therapies. We have also conducted several phase II clinical trials of SGN-15 in combination with Taxotere in other solid tumors.

We have completed a phase II trial investigating SGN-15 in combination with Taxotere in 60 patients with NSCLC and have reported preliminary results. This trial was designed to evaluate safety and antitumor activity of the combination therapy, as measured by reduction in tumor size, time to progression, quality of life and overall survival rates. Two-thirds of patients enrolled in this study received the combination of SGN-15 and Taxotere and one-third of the patients received Taxotere alone.

In the NSCLC trial, no significant toxicities related to SGN-15 occurred except moderate gastrointestinal symptoms. Preliminary analysis of the data from this study shows that the median survival of patients who received SGN-15 in combination with Taxotere was approximately six weeks longer than patients who received Taxotere alone.

In the completed phase II NSCLC trial, SGN-15 and Taxotere were administered in a simultaneous fashion. Based on preclinical experiments, we have observed that sequencing the dosing of SGN-15 prior to Taxotere results in a considerable gain in antitumor activity. These data suggest that Taxotere, which has a direct effect on microtubules and can inhibit internalization, may best be dosed one to two days after SGN-15. In our next phase II clinical trial of SGN-15, which we plan to initiate in the second half of 2004, we intend to compare simultaneous dosing with sequenced dosing of SGN-15 and Taxotere. This trial will utilize a biomarker that can be assessed using PET analysis to determine the relative activity of the two dose schedules prior to obtaining a difference in patient survival. We intend to utilize the data from this phase II biomarker trial in planning the optimal dosing schedule for future clinical trials of SGN-15, including a potential pivotal study in patients with refractory NSCLC.

SGN-40

We recently opened a phase I clinical trial of SGN-40 in patients with multiple myeloma. SGN-40 is a humanized anti-CD40 monoclonal antibody that we are developing to treat patients with CD40-expressing malignancies, including multiple myeloma and non-Hodgkin’s lymphoma, and possibly solid tumors such as bladder, renal and ovarian cancer. We have generated extensive preclinical data demonstrating that SGN-40 has direct antitumor activity in both in vitro and in vivo models of multiple myeloma and non-Hodgkin’s lymphoma via at least two distinct cell-killing mechanisms.

Market Opportunity

We intend to focus our initial clinical development of SGN-40 on patients with multiple myeloma. The American Cancer Society estimates that approximately 15,000 cases of multiple myeloma will be diagnosed in the United States during 2004. Recent advances, such as the FDA’s approval of Velcade during 2003, have expanded the therapeutic options for patients with multiple myeloma. However, existing therapies for multiple myeloma have limited response rates and significant toxic side effects. Therefore, we believe there are substantial opportunities for targeted treatments in this disease.

Status

Our recently opened phase I multiple myeloma trial of SGN 40 is designed to accrue up to 24 patients at up to four sites in the United States. The objectives of this trial will be to establish safety and pharmacokinetic profiles, evaluate effects on lymphocytes, determine whether patients develop an immune response to SGN-40 and assess antitumor activity of a multi-dose regimen of SGN-40. We are also planning to expand our clinical evaluation of SGN-40 into other indications, such as non-Hodgkin’s lymphoma in the second half of 2004, and potentially bladder and renal cancer in the future.

SGN-35

SGN-35 is a second generation ADC composed of an anti-CD30 monoclonal antibody attached by our proprietary, enzyme-cleavable linker to a derivative of the highly potent class of cell-killing drugs called Auristatins. In preclinical models, SGN-35 has induced complete regressions of tumors at doses as low as 0.5 milligrams per kilogram. We are currently conducting preclinical development of SGN-35 for the treatment of hematologic malignancies such as Hodgkin’s disease and some types of non-Hodgkin’s lymphoma, and we expect to initiate clinical trials in 2005. As with SGN-30, we are also considering possible uses of SGN-35 to treat immunologic diseases such as graft versus host disease, lupus and multiple sclerosis due to expression of CD30 on activated T-cells.

SGN-75

SGN-75 is an ADC composed of an anti-CD70 monoclonal antibody linked to an Auristatin derivative using our second generation ADC technology. The CD70 antigen is expressed on renal cancer, nasopharyngeal carcinoma and certain hematologic malignancies. SGN-75 is highly effective at regressing human renal cell cancer at well tolerated doses in preclinical models. Since CD70 is expressed on recently activated T- and B-cells, but not while those cells are in a resting, unactivated state, SGN-75 may also have application in immunologic and inflammatory diseases. In preclinical studies, SGN-75 has been shown to selectively eliminate activated T-cells without affecting resting T-cells.

SGN-17/19

SGN-17/19 is an ADEPT product candidate that we are developing for the treatment of metastatic melanoma. SGN-17 is a fusion protein containing the binding site of the L49 monoclonal antibody and the enzyme ß-lactamase. The L49 antibody component binds to the p97 cell surface antigen, which is non-internalizing and highly expressed on melanoma, as well as some ovarian, breast and lung carcinomas. SGN-19 is a prodrug form of the chemotherapeutic drug melphalan that has been inactivated through the addition of a chemical group that can be removed by the enzyme ß-lactamase. When SGN-17 is injected systemically, it accumulates on the tumor tissue and remains bound at the cell surface. SGN-19 is then administered systemically and converted to melphalan by the enzyme ß-lactamase, resulting in localized release of melphalan on the surface of cancer cells. Through genetic engineering efforts, we have made considerable advances in the production of the SGN-17 component. At present, the yield of active SGN-17 is suitable for scale-up to a clinical grade manufacturing process. We have also made improvements to the formulation and chemical synthesis of SGN-19, and are continuing to evaluate other types of novel, proprietary prodrugs that may be able to expand the therapeutic window of our ADEPT technology.

Discovery and Research Programs

In addition to our pipeline of product candidates and antibody-based technologies, we have internal discovery and research programs directed towards identifying novel antigen targets and monoclonal antibodies and developing new classes of stable linkers and potent, cell-killing drugs.

Novel Targets. We have utilized a variety of genomic tools and biologic assays to identify novel antigen targets to which we can generate new specific monoclonal antibodies. We focus on genes and proteins that are highly expressed in cancer to identify molecules that are located on the surface of cancer cells that may serve as targets for monoclonal antibodies. We also actively evaluate opportunities to in-license antigen targets from academic groups and biotechnology and pharmaceutical companies.

Novel Monoclonal Antibodies. We are actively engaged in internal efforts to discover and develop antibodies with novel specificities and activities. We continue to create panels of new cancer-reactive monoclonal antibodies in our laboratories that are currently undergoing screening to identify those with the highest specificity. We supplement these internal efforts by evaluating opportunities to in-license antibodies from academic groups and other biotechnology and pharmaceutical companies. We also have access to fully-human monoclonal antibodies through our collaboration with Medarex. These monoclonal antibodies may represent product candidates on their own or may be utilized as part of our ADC or ADEPT technologies.

New Cell-Killing Drugs. We continue to research new, highly potent, cell-killing drugs that can be linked to antibodies, such as the Auristatins that we use in our second generation ADC technology. We are evaluating multiple Auristatin derivatives, as well as other classes of cell-killing drugs, for potential applications as ADCs. We are also synthesizing novel classes of prodrugs for use in our ADEPT technology.

Corporate Collaborations

Part of our business strategy is to establish corporate collaborations with biotechnology and pharmaceutical companies and academic institutions. We utilize our technologies to improve the efficacy of other companies’ monoclonal antibodies, which partially offsets expenditures on our internal research and development activities. We also seek collaborations to advance the development and commercialization of our own product candidates. When partnering, we seek to retain significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. Our principal corporate collaborations are listed below.

ADC Collaborations

We have entered into agreements with several collaborators to allow them to use our proprietary ADC technology with their monoclonal antibodies:

Genentech. In April 2002, we entered into an ADC collaboration with Genentech. Upon entering into the collaboration, Genentech paid a $2.5 million up front fee and purchased $3.5 million of our common stock in a private placement. In December 2003, Genentech designated additional targets under the collaboration agreement, triggering an additional $3.0 million fee and Genentech’s purchase of $7.0 million of our common stock in a private placement. Under the collaboration, Genentech pays us research fees for assistance with development of ADCs. Genentech also pays technology access fees and has agreed to pay progress-dependent milestone payments and royalties on net sales of any resulting products. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration.

Celltech Group. In March 2002, we entered into an ADC collaboration with Celltech pursuant to which we are providing research and development assistance. Under the terms of the multi-year agreement, Celltech paid us an up front technology access fee, is paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. Celltech is responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this collaboration. During 2003, we achieved several preclinical milestones under our ADC collaboration with Celltech, which triggered payments to us.

Protein Design Labs. In June 2001, we entered into an ADC collaboration with Eos Biotechnology, which was assumed by Protein Design Labs upon its acquisition of Eos Biotechnology in 2003. In December 2003, Protein Design Labs exercised an option for an exclusive license to one antigen target under the collaboration, triggering a payment to us. In January 2004, we and Protein Design Labs agreed to expand the ADC collaboration. Under the amended agreement, we have agreed to provide additional support to Protein Design Labs in their development of ADC product candidates. In exchange, Protein Design Labs has agreed to pay us increased fees, milestones and royalties on net sales of any ADC products resulting from the collaboration, and has granted us a license and options for two additional licenses under their antibody humanization patents. Protein Design Labs has agreed to pay us to provide preclinical quantities of our proprietary drug linker. Protein Design Labs is responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this collaboration.

We are also in discussions with multiple biotechnology and pharmaceutical companies regarding potential collaborations involving our ADC technology. Many of these third parties pay us technology access fees to evaluate our ADC technology and to obtain limited periods of exclusivity to negotiate definitive licenses for specific target antigens. We expect that we will enter into additional ADC collaborations in the future with these and other potential collaborators.

ADEPT Collaboration

Genencor International. In January 2002, we formed a strategic alliance with Genencor International to discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. As part of the collaboration, Genencor purchased $3.0 million of our common stock in a private placement. In July 2003, we and Genencor agreed to amend and extend the collaboration for an additional two years in exchange for a payment from Genencor. Under the terms of the amended agreement, Genencor has non-exclusive rights to use our ADEPT technology with Genencor’s own antibodies and antigen targets. In exchange, Genencor is paying us technology access and research fees and has agreed to pay milestones and royalties on sales of any products that utilize our ADEPT or prodrug technologies. We and Genencor may also elect to co-develop ADEPT products under the collaboration.

License Agreements

Bristol-Myers Squibb. In March 1998, we obtained rights to some of our technologies and product candidates, portions of which are exclusive, through a license agreement with Bristol-Myers Squibb. Through this license, we secured rights to monoclonal antibody-based cancer targeting technologies, including 26 different patents, eight monoclonal antibodies, chemical linkers, a ribosome-inactivating protein and enabling technologies. We also received a substantial supply of vialed, clinical-grade SGN-15, which has been used in our clinical trials. Under the terms of the license agreement, we are required to pay royalties on net sales of future products incorporating technology licensed from Bristol-Myers Squibb.

Genentech. In March 2003, we entered into license agreements with Genentech providing us with rights relating to our SGN-40 product candidate, including a license under Genentech’s Cabilly patents. We have agreed to pay Genentech an upfront license fee, a progress-dependent milestone payment and royalties on net sales of anti-CD40 products that use Genentech’s technology.

Protein Design Labs. In January 2004, as part of the expansion of our ADC collaboration, Protein Design Labs granted us one license and options for two additional licenses under Protein Design Lab’s antibody humanization patents. We have used the initial antibody humanization license for our SGN-40 product candidate. Under the terms of the license agreements, we are required to pay Protein Design Labs annual maintenance fees and royalties on net sales of products using Protein Design Labs’ technology.

Medarex. In February 2001, we entered into an agreement with Medarex to produce fully-human monoclonal antibodies to certain breast cancer and melanoma antigen targets identified by us over the following three years. As part of this agreement, Medarex bought $2.0 million of our common stock concurrent with our initial public offering in March 2001. In November 2001, we entered into an additional agreement with Medarex that allows us to immunize Medarex mice and to generate antibodies. We have the right to obtain a non-exclusive research license and/or exclusive commercial licenses with respect to antibodies developed from this program.

ICOS Corporation. In October 2000, we entered into a license agreement with ICOS Corporation for non-exclusive rights to use ICOS’ CHEF expression system. We have used this system to manufacture clinical supplies of SGN-30, and we may also use it for other monoclonal antibodies in the future. Under the terms of this agreement, we are required to make progress-dependent milestone payments and pay royalties on net sales of products manufactured using the CHEF expression system.

University of Miami. In September 1999, we entered into an exclusive license agreement with the University of Miami, Florida, covering an anti-CD30 monoclonal antibody that is the basis of SGN-30 and the antibody component of SGN-35. Under the terms of this license, we made an up front payment and are required to pay annual maintenance fees, progress-dependent milestone payments and royalties on net sales of products incorporating technology licensed from the University of Miami.

Mabtech AB. In June 1998, we obtained exclusive, worldwide rights to a monoclonal antibody targeting the CD40 antigen, which is the basis for our SGN-40 product candidate, from Mabtech AB, located in Sweden. Under the terms of this license, we are required to make a progress-dependent milestone payment and pay royalties on net sales of products incorporating technology licensed from Mabtech.

CLB-Research and Development. Pursuant to a license agreement we entered into in July 2001, we obtained an exclusive license to specific monoclonal antibodies that target cancer and immunologic disease targets from CLB-Research and Development, located in the Netherlands. One of these antibodies is the basis of the antibody component of our SGN-75 product candidate. Under the terms of this agreement, we have made up front and option exercise payments and are required to make progress-dependent milestone payments and pay royalties on net sales of products incorporating these antibodies.

Arizona State University. In February 2000, we entered into a license agreement with Arizona State University for a worldwide, exclusive license to the cell-killing agent Auristatin E. Under the terms of this license, we are required to pay annual maintenance fees, progress-dependent milestone payments and royalties on net sales of products incorporating technology licensed from Arizona State University.

Patents and Proprietary Technology

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and other countries. As of December 31, 2003, we held exclusive or partially exclusive licenses to 22 issued United States patents and owned 21 pending United States and PCT patent applications.

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

Product development and approval within this regulatory framework is uncertain, can take many years and requires the expenditure of substantial resources. The nature and extent of the governmental review process for our potential products will vary, depending on the regulatory categorization of particular products and various other factors. In particular, during 2003 the FDA implemented a reorganization to consolidate review of new pharmaceutical products within the FDA’s Center for Drug Evaluation and Research (CDER). Prior to this reorganization, the FDA’s Center for Biologics Evaluation and Research (CBER) reviewed new biological products such as monoclonal antibodies, while CDER reviewed new drug products and combination drug/biological products such as our antibody-drug conjugates and ADEPT product candidates. We do not believe the FDA’s reorganization will significantly affect the review process for our product candidates, but we are monitoring events within the FDA to keep pace with current developments.

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

Clinical trials generally are conducted in three sequential phases that may overlap. In phase I, the initial introduction of the product into humans, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves trials in a limited patient population to determine the efficacy of the potential product for specific, targeted indications, determine dosage tolerance and optimum dosage and further identify possible adverse reactions and safety risks. Phase III trials are undertaken to evaluate further clinical efficacy in comparison to standard therapies within a broader patient population, generally at geographically dispersed clinical sites. Phase I, phase II or phase III testing may not be completed successfully within any specific period of time, if at all, with respect to any of our product candidates. Furthermore, the FDA, an institutional review board or we may suspend a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many third parties compete with us in developing various approaches to cancer therapy. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations.

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

We are aware of specific companies that have technologies that may be competitive with ours, including Wyeth, Immunogen and Medarex, all of which have antibody-drug conjugate technology. Wyeth markets the antibody-drug conjugate Mylotarg for patients with acute myelogenous leukemia. While we are not developing lead agents for that specific disease, Wyeth may apply their antibody-drug conjugate technology to other monoclonal antibodies that may compete with our lead product candidates. Immunogen has several antibody-drug conjugates in development that may compete with our product candidates. Immunogen has also established partnerships with other pharmaceutical and biotechnology companies to allow them to utilize Immunogen’s technology. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates. For example, Medarex is developing an anti-CD30 antibody for hematologic malignancies that may be competitive with SGN-30.

Manufacturing

We received clinical-grade SGN-15 from Bristol-Myers Squibb for our previous clinical trials, and have entered into agreements with contract manufacturers to supplement our supplies of SGN-15 as necessary for future studies, including ICOS Corporation, Albany Molecular Research, Inc. and Sicor, Inc., now a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. For SGN-30, we have contracted with ICOS to manufacture preclinical and early-stage clinical supplies and with Abbott Laboratories for late-stage clinical and commercial supplies. For SGN-40, Genentech manufactured substantial quantities of clinical grade material that have been transferred to us and we are currently evaluating contractors for late-stage clinical and commercial supplies. In the future, we will continue to rely on other third parties to perform additional steps in the manufacturing process, including synthesis of our next generation drug-linker systems, conjugation, vialing and storage of our product candidates.

We believe that our contract manufacturing relationships with ICOS, Abbott, Albany Molecular, Sicor and other potential contract manufacturers with whom we are in discussions, together with existing supplies of SGN-40 from Genentech, will be sufficient to accommodate clinical trials through phase II and in some cases into the early stages of phase III of our current product candidates. However, we may need to obtain additional manufacturing arrangements, if available on commercially reasonable terms, or increase our own manufacturing capability to meet our future needs, both of which would require significant capital investment. We may also enter into collaborations with pharmaceutical or larger biotechnology companies to enhance the manufacturing capabilities for our product candidates.

Employees

As of December 31, 2003, we had 108 employees, 37 of whom hold doctoral level degrees. Of these employees, 87 are engaged in or directly support research, development and clinical activities and 21 are in administrative and business development positions.

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

Item 2. Properties.

Our headquarters are in Bothell, Washington, where we lease approximately 63,900 square feet under a lease expiring May 2011. We may renew the lease, at our option, for two consecutive seven-year periods. We have built out and currently occupy approximately 48,000 square feet as laboratory, discovery, research and development and general administration space. In March 2004, we began construction on the remaining available space for laboratory and office expansion.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the Nasdaq National Market under the symbol SGEN.

The following table sets forth the high and low sales prices for our common stock, as quoted on the Nasdaq National Market, for each of the quarters indicated.

	High	Low
2002
First Quarter	$7.50	$4.25
Second Quarter	6.69	3.53
Third Quarter	5.15	2.62
Fourth Quarter	3.70	2.45
2003
First Quarter	$3.95	$2.25
Second Quarter	5.92	2.15
Third Quarter	7.00	4.18
Fourth Quarter	9.00	5.16
2004
First Quarter (Through March 8, 2004)	$10.90	$8.25

As of March 8, 2004, there were 135 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

In December 2003, Genentech purchased $7.0 million, or 1,090,342 shares, of our common stock in a private placement exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act. This stock purchase was associated with Genentech’s designation of additional antigen targets under our existing ADC collaboration.

On July 8, 2003, we received approximately $40.4 million of net proceeds from our private placement transaction in which we issued 1,640,000 shares of Series A convertible preferred stock, which are convertible into 16.4 million shares of common stock, and warrants to purchase 2,050,000 shares of common stock. The private placement was exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations. In addition, for so long as 33 1/3% of the total number of shares of Series A convertible preferred stock we originally issued are outstanding, we need the approval of holders of 66 2/3% of such outstanding shares of Series A convertible preferred stock in order to declare, pay, set aside or reserve amounts for the payment of any dividend on our capital stock, other than the Series A convertible preferred stock.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Form 10-K. The selected Statements of Operations data for the years ended December 31, 2003, 2002 and 2001 and Balance Sheet data as of December 31, 2003 and 2002 have been derived from our audited financial statements appearing elsewhere in this Form 10-K. The selected Statements of Operations data for the years ended December 31, 2000 and 1999 and Balance Sheet data as of December 31, 2001, 2000, and 1999 have been derived from our audited financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2003	2002	2001	2000	1999
Statements of Operations Data (in thousands, except per share amounts):
Revenues	$5,070	$1,684	$274	$99	$1,000
Operating Expenses:
Research and development (1)	21,760	19,820	15,401	4,947	2,469
General and administrative (1)	5,058	4,238	3,298	1,872	859
Non-cash stock-based compensation expense	1,515	2,821	5,175	3,138	726

Loss from operations	(23,263)	(25,195)	(23,600)	(9,858)	(3,054)
Investment income, net	1,177	2,035	2,907	2,020	236

Net loss	(22,086)	(23,160)	(20,693)	(7,838)	(2,818)
Non-cash preferred stock deemed dividend	(201)	—	(3)	(504)	(6)

Net loss attributable to common stockholders	$(22,287)	$(23,160)	$(20,696)	$(8,342)	$(2,824)

Basic and diluted net loss per share	$(0.73)	$(0.77)	$(0.86)	$(2.54)	$(1.03)

Weighted-average shares used in computing basic and diluted net loss per share	30,722	30,138	23,965	3,290	2,749

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data (in thousands):
Cash, cash equivalents and investments	$73,682	$44,219	$54,375	$24,330	$30,363
Restricted investments	976	980	982	3,421	—
Working capital	38,839	23,952	41,154	24,558	32,796
Total assets	81,999	52,536	63,028	29,874	33,363
Mandatorily redeemable convertible preferred stock	—	—	—	37,556	37,036
Additional paid-in capital	154,497	105,229	98,485	14,798	1,716
Stockholders’ equity (deficit)	74,878	46,702	60,671	(8,493)	(3,860)

(1)	Operating expenses exclude charges for non-cash stock-based compensation as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001	2000	1999
Research and development	$538	$912	$1,746	$973	$393
General and administrative	977	1,909	3,429	2,165	333

	$1,515	$2,821	$5,175	$3,138	$726

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, might, will, should, expect, plan, anticipate, project, believe, estimate, predict, potential, intend or continue, the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Important

Factors That May Affect Our Business, Results of Operations and Stock Price” set forth at the end of this Item 7 and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We focus on the development of monoclonal antibody-based therapeutic products for the treatment of cancer and immunologic diseases. We currently have two product candidates in phase II clinical development, SGN-30 and SGN-15, and one product candidate for which we recently opened a phase I clinical trial, SGN-40. Additionally, we have three product candidates in preclinical development: SGN-35, SGN-75 and SGN-17/19. Our pipeline of product candidates is based upon three technologies: genetically engineered monoclonal antibodies, monoclonal antibody-drug conjugates (ADCs) and antibody-directed enzyme prodrug therapy (ADEPT). These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as increase the potency of monoclonal antibodies by enhancing their cell-killing ability. We also have active discovery programs to identify novel antigens and new monoclonal antibodies.

Since our inception, we have incurred substantial losses and, as of December 31, 2003, we had an accumulated loss of $78.7 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody-based technologies, clinical trial costs, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs and non-cash stock-based compensation expenses. We expect that our losses will continue for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

We do not currently have any commercial products for sale. To date, our revenues have been derived principally from our collaboration and license agreements and from Small Business Innovative Research (SBIR) grants. In the future, our revenues may consist of milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements, royalties from collaborations with current and future strategic partners, grant revenues and commercial product sales. Because a substantial portion of our revenues for the foreseeable future will depend on entering into new collaboration and license agreements and achieving development and clinical milestones under existing collaboration and license agreements, our results of operations may vary substantially from year to year and quarter to quarter. We believe that period to period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

Revenues.

Revenues ($ in thousands)				Annual percentage change
	2003	2002	2001	2003/2002	2002/2001
Collaborations and license agreements	$4,989	$1,543	$221	223%	598%
Government grants	81	141	53	-43%	166%

Total	$5,070	$1,684	$274	201%	515%

Total revenues for 2003 were $5.1 million, a 201% increase from 2002, primarily due to higher collaboration and license agreement revenues. Total revenues for 2002 were $1.7 million, a 515% increase from 2001, due to both higher collaboration and license revenues and higher SBIR government grant revenues. Collaboration and license agreement revenue changes are further discussed below.

Collaboration and license agreements ($ in thousands)				Annual percentage change
	2003	2002	2001	2003/2002	2002/2001
Funded research and material supply fees	$2,885	$707	$138	308%	412%
Earned portion of technology access fees and milestones	2,104	836	83	152%	907%

Total	$4,989	$1,543	$221	223%	598%

Funded research and material supply fees increased 308% to $2.9 million in 2003 from 2002 and increased 412% to $707,000 in 2002 from 2001. This revenue growth came from increased fees earned as part of the research programs of our ADC collaborators, Genentech, Celltech Group and Protein Design Labs, during 2002 and 2003 and our ADEPT collaborator, Genencor, in 2003.

The earned portion of technology access fees and milestones increased 152% to $2.1 million in 2003 from 2002 and increased 907% to $836,000 in 2002 from 2001. These revenues are primarily upfront technology access fees that are being recognized ratably over the research period of each collaboration.

We expect that future revenues will vary from year to year and from quarter to quarter based on the timing and amounts of payments under our current license and collaboration agreements and our ability to enter into additional agreements and obtain additional government grants.

Research and development.

Research and development ($ in thousands)				Annual percentage change
	2003	2002	2001	2003/2002	2002/2001
Total	$21,760	$19,820	$15,401	10%	29%

Research and development expenses, excluding non-cash stock-based compensation expenses, increased 10% to $21.8 million in 2003 from 2002 and increased 29% to $19.8 million in 2002 from 2001. The increase in 2003 was principally due to increases in personnel expenses of approximately $1.7 million, reduced collaboration expense reimbursement of approximately $291,000, increases in depreciation and occupancy costs of approximately $192,000 and increases in recruiting and relocation costs for new personnel of approximately $191,000. These expenses were offset by decreases in external clinical trial costs of approximately $726,000. Personnel expenses in 2003 reflect higher increases than 2002 relative to headcount growth because of senior level personnel hired during 2003 including our Chief Scientific Officer, Chief Medical Officer and Senior Director, Antibody Technologies. The increase in 2002 was principally due to increases in personnel expenses of approximately $1.8 million, increases in rent, depreciation and occupancy costs related to our new headquarters and operations facility of approximately $1.7 million, increases in laboratory materials and supplies of approximately $995,000 and increases in external clinical trial costs of approximately $548,000. These expenses were offset by decreases in costs of manufacturing clinical grade materials of approximately $943,000 and increased collaboration expense reimbursement of approximately $340,000. The number of research and development personnel increased to 87 at December 31, 2003 from 78 at December 31, 2002 and from 54 at December 31, 2001.

Our research and development expenses can be divided into research, development and contract manufacturing and clinical programs. We estimate the costs associated with these programs as follows:

Research & Development ($ in thousands)				Annual percentage change
	2003	2002	2001	2003/2002	2002/2001
Research	$7,281	$6,057	$3,970	20%	53%
Development and contract manufacturing	10,862	9,844	8,932	10%	10%
Clinical	3,617	3,919	2,499	-8%	57%

Total	$21,760	$19,820	$15,401	10%	29%

Research expenses include, among other things, personnel, occupancy and laboratory expenses associated with the discovery and identification of new antigen targets and monoclonal antibodies and the development of novel classes of stable linkers and potent cell killing drugs. Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and manufacturing of drug product for use in our clinical trials. Clinical expenses include personnel and occupancy expenses and external clinical trials costs including principal investigator fees, clinical site expenses, clinical research organization charges and regulatory activities associated with conducting human clinical trials. Costs associated with our clinical activities decreased in 2003 from 2002 due to the completion of our patient enrollments to our SGN-30 phase I trials and our SGN-15 non-small cell lung phase II trial.

Because of the large number of research and development programs ongoing at any one time and our ability to utilize staffing resources across several research programs, the majority of our research and development costs are not assigned to individual programs and are instead allocated among multiple programs. For purposes of reimbursement from our collaborators, we capture the level of effort expended on a project through our project tracking system, which is based primarily on the human resource time associated with each project, supplemented with material costs.

We anticipate that our research, development, contract manufacturing and clinical expenses will continue to grow in the foreseeable future as we expand our discovery and preclinical activities, as new product candidates enter clinical trials and as we advance our product candidates already in clinical trials. These expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, level of patients enrolled in our clinical trials and the outcome of each clinical trial event.

General and administrative.

General and administrative ($ in thousands)				Annual percentage change
	2003	2002	2001	2003/2002	2002/2001
Total	$5,058	$4,238	$3,298	19%	29%

General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 19% to $5.1 million in 2003 from 2002 and increased 29% to $3.3 million in 2002 from 2001. In 2003, the increase was principally due to additional administrative personnel, benefit and severance pay costs and increased expenses for liability and directors’ and officers’ insurance. The number of general and administrative personnel increased to 21 at December 31, 2003 from 19 at December 31, 2002 and from 15 at December 31, 2001. We anticipate that general and administrative expenses will increase as our costs related to adding personnel in support of our operations increase. In addition, we will incur additional professional fees in order to comply with the requirements of the Sarbanes-Oxley Act of 2002 that go into effect for 2004 and 2005.

Non-cash stock-based compensation.

Non-cash stock-based compensation ($ in thousands)				Annual percentage change
	2003	2002	2001	2003/2002	2002/2001
Total	$1,515	$2,821	$5,175	-46%	-45%

Non-cash stock-based compensation expense decreased 46% to $1.5 million in 2003 from 2002 and decreased 45% to $2.8 million in 2002 from 2001. These decreases are attributable to the accelerated amortization of deferred stock-based compensation, changes for stock option cancellations from employees who have left the Company and changes in value of options subject to variable accounting. Variable accounting treatment results in charges or credits, recorded to non-cash stock-based compensation, depending on fluctuations in the market value of our common stock. We anticipate that non-cash stock-based compensation expense will continue to decrease in the future based upon scheduled amortizations in accordance with Financial Accounting Standards Board Interpretation No. 28. However, if new accounting rules become effective and require fair value accounting for stock options we expect to record additional stock-based compensation charges.

Investment income, net.

Investment income, net ($ in thousands)				Annual percentage change
	2003	2002	2001	2003/2002	2002/2001
Total	$1,177	$2,035	$2,907	-42%	-30%

Investment income decreased 42% to $1.2 million in 2003 from 2002 and decreased 30% to $2.0 million in 2002 from 2001. In 2003, the decrease was primarily due to declining average interest yields. In 2002, the decrease was due to a combination of lower average investment balances and declining average interest yields. We anticipate that investment income will increase during 2004 through the investment of the net proceeds of approximately $62.1 million from our follow-on public offering of 8,050,000 shares of common stock that was completed in February 2004.

Non-cash accretion of preferred stock deemed dividend.

Non-cash accretion of preferred stock deemed dividend ($ in thousands)
	2003	2002	2001
Total	$201	$—	$3

Non-cash accretion of preferred stock deemed dividend was $201,000 in 2003. As part of our Series A convertible preferred stock financing, we are recording a non-cash accretion of preferred stock deemed dividend, which represents an increase to reported net loss in arriving at net loss attributable to common stockholders, using the effective interest method through the date of earliest conversion. We estimate that we will record additional non-cash accretion of preferred stock deemed dividend of $36.6 million in 2004. The non-cash accretion of the preferred stock deemed dividend will not have an effect on net loss or cash flows for the applicable reporting periods or have an impact on total stockholders’ equity as of the applicable reporting dates.

Liquidity and Capital Resources.

Liquidity and Capital Resources	2003	2002	2001
At December 31:
Cash, cash equivalents and investments	$73,682	$44,219	$54,376
Working capital	$38,839	$23,952	$41,154

For the year ended December 31:
Cash provided by (used in):
Operating activities	$(17,723)	$(14,140)	$(14,084)
Investing activities	$(30,836)	$8,379	$(27,420)
Financing activities	$49,003	$6,648	$47,179
Capital expenditures (included in investing activities above)	$(589)	$(1,705)	$(5,505)

We have financed our operations primarily through the issuance of equity securities and funding from our collaboration and license agreements. We received $42.4 million of net proceeds from our initial public offering in 2001 and $40.4 million of net proceeds from our private placement of Series A convertible preferred stock and common stock warrants in 2003. From 2001 to 2003, we received $17.5 million from the issuance of common stock to our collaborators pursuant to our collaboration and license agreements and approximately $12.4 million in fees and milestones under our collaboration and license agreements.

At December 31, 2003, cash, cash equivalents, short-term and long-term investments totaled $73.7 million. Our cash, cash equivalents, short-term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts.

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

Capital expenditures in both 2003 and 2002 consisted primarily of lab equipment, computers and related information systems in support of our research and development activities. Capital expenditures in 2001 consisted primarily of tenant improvements, lab equipment, furniture and fixtures, all in connection with our headquarters and operation facility which we moved to in August 2001. We expect that our 2004 capital expenditures will increase based on additional improvements we are making to our existing headquarters and operations facility for lab and office expansion to accommodate future employee growth.

We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of spending will accelerate as a result of the increased costs and expenses associated with adding personnel, clinical trials, regulatory filings, manufacturing, and research and development collaborations. However, we may experience fluctuations in incurring these costs from quarter to quarter based on the timing of manufacturing campaigns, accrual of patients to clinical trials and collaborative activities. Certain external factors may influence our cash spending including factors such as the progress of our research and development activities, the cost of filing and enforcing any patent claims and other intellectual property rights, competing technological and market developments and our ability to establish collaboration and license agreements.

The following are our future minimum contractual commitments for the periods subsequent to December 31, 2003 (in thousands):

	Total	2004	2005-2006	2007-2008	Thereafter
Operating leases	$16,160	$2,066	$4,236	$4,360	$5,498
Manufacturing, license and collaboration agreements	10,303	8,171	1,766	366	—
Construction contracts	3,832	3,832	—	—	—

Total	$30,295	$14,069	$6,002	$4,726	$5,498

Some of our manufacturing, license and collaboration agreements also provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones and the payment of royalties based on commercial product sales. We do not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years. The amounts set forth above could be substantially higher if we are required to make milestone payments or if we receive regulatory approvals or achieve commercial sales and are required to pay royalties earlier than anticipated.

The minimum payments under manufacturing, license and collaboration agreements in 2004 primarily represent contractual obligations related to manufacturing campaigns to perform scale-up and GMP manufacturing for monoclonal antibody products for use in our clinical trials.

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with approximately $976,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. Beginning in 2005, the lease provides for decreases in the restricted account balance on an annual basis. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we would be obligated to increase our restricted investment balance. At December 31, 2003, we were in compliance with these thresholds.

We believe that our current cash and investment balances will be sufficient to enable us to meet our anticipated expenditures and operating requirements for at least the next 24 months. However, changes in our business may occur that would consume available capital resources sooner than we expect. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs, which may adversely affect our business and operations.

Subsequent Events

In March 2004, we entered into agreements with construction companies for additional improvements to our headquarters and operations facility for lab and office expansion. We have committed in the aggregate approximately $3.8 million for construction-related activities.

In February 2004, we entered into an agreement with Abbott Laboratories for manufacturing of our SGN-30 monoclonal antibody product candidate. This antibody is also used in our SGN-35 antibody-drug conjugate product candidate. Under the terms of the agreement, Abbott has agreed to perform scale-up and GMP manufacturing for clinical trials, as well as supply commercial-grade material to support potential regulatory approval and commercial launch. Our total costs through 2005 of manufacturing SGN-30 with Abbott could be up to $8.9 million.

In February 2004, we completed a follow-on public offering of 7,000,000 shares of our common stock. In addition, the underwriters of the public offering exercised their over-allotment option in full and purchased an additional 1,050,000 shares of our common stock. Total gross proceeds from this offering were approximately $66.4 million, with total net proceeds to us of approximately $62.1 million after deducting the discount paid to the underwriters and other estimated offering expenses payable by us.

In January 2004, we agreed to expand our ADC collaboration with Protein Design Labs. Under the amended agreement, we have agreed to provide additional support to Protein Design Labs in their development of ADC product candidates. In exchange, Protein Design Labs has agreed to pay us increased fees, milestones and royalties on net sales of any ADC products resulting from the collaboration, and has granted us a license and options for two additional licenses under their antibody humanization patents. Protein Design Labs has agreed to pay us to provide preclinical quantities of our proprietary drug linker. Protein Design Labs is responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this collaboration. Under the terms of the license agreement, we are required to pay Protein Design Labs annual maintenance fees and royalties on net sales of products using Protein Design Labs’ technology.

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

All of our product candidates are in early stages of development. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Currently, SGN-30 and SGN-15 are in clinical trials and we plan begin treating patients in our open phase I trial of SGN-40 in early 2004. We are also conducting preclinical development of SGN-35, SGN-75 and SGN-17/19. We expect that much of our efforts and expenditures over the next few years will be devoted to these clinical and preclinical product candidates. We have no products that have received regulatory approval for commercial sale.

Our ability to commercialize our product candidates depends on first receiving FDA approval. Thereafter, the commercial success of these product candidates will depend upon their acceptance by physicians, patients, third party payors and other key decision-makers as therapeutic and cost-effective alternatives to currently available products. If we fail to gain approval from the FDA or to produce a commercially successful product, we may not be able to earn sufficient revenues to continue as a going concern.

We will continue to need significant amounts of additional capital that may not be available to us.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities. We will need to seek additional funding through public or private financings, including equity financings, and through other means, including collaborations and license agreements. However, changes in our business may occur that would consume available capital resources sooner than we expect. If adequate funds are not available to us, we will be required to delay, reduce the scope of or eliminate one or more of our development programs. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. Our future capital requirements will depend upon a number of factors, including:

•	the size, complexity and timing of our clinical programs;

•	our receipt of milestone-based payments or other revenue from our collaborations or license arrangements;

•	the ability to manufacture sufficient drug supply to complete clinical trials;

•	progress with clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs associated with acquisitions or licenses of additional products, including licenses we may need to commercialize our products;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	competing technological and market developments; and

•	product commercialization activities.

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

Before we can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. Each of these trials requires the investment of substantial expense and time. We are currently conducting phase II clinical trials of our two most advanced product candidates, and expect to commence additional trials of these and other product candidates in the future. There are numerous factors that could delay each of these clinical trials or prevent us from completing these trials successfully.

Commercialization of our product candidates will ultimately depend upon successful completion of additional research and development and testing in both clinical trials and preclinical models. At the present time, SGN-30, SGN-15 and SGN-40 are our only product candidates in clinical development and SGN-35, SGN-75 and SGN-17/19 are our only product candidates in preclinical development. As a result, any delays or difficulties we encounter with these product candidates may impact our ability to generate revenue and cause our stock price to decline significantly.

Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. We still only have limited efficacy data from our phase I and phase II clinical trials of SGN-30 and SGN-15. Phase I and phase II clinical trials are not primarily designed to test the efficacy of a drug candidate but rather to test safety, to study pharmacokinetics and pharmacodynamics and to understand the drug candidate’s side effects at various doses and schedules. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. We believe that any clinical trial designed to test the efficacy of SGN-30 or SGN-15, whether phase II or phase III, will likely involve a large number of patients to achieve statistical significance and will be expensive. We may conduct lengthy and expensive clinical trials of SGN-30 or SGN-15, only to learn that the drug candidate is not an effective treatment. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause it to be redone or terminated. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be redone or terminated. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority may also vary significantly based on the type, complexity and novelty of the product involved, as well as other factors.

Our clinical trials may take longer to complete than we project or they may not be completed at all.

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. We depend on medical institutions to conduct our clinical trials and to the extent they fail to enroll patients for our clinical trials or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business.

Clinical trials must be conducted in accordance with the FDA’s guidelines and are subject to oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under the FDA’s current Good Manufacturing Practices, and may require large numbers of test patients. We or the FDA might delay or halt our clinical trials of a product candidate for various reasons, including:

•	deficiencies in the conduct of the clinical trials;

•	the product candidate may have unforeseen adverse side effects;

•	the time required to determine whether the product candidate is effective may be longer than expected;

•	fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

•	the product candidate may not appear to be more effective than current therapies;

•	quality or stability of the product candidate may fall below acceptable standards; or

•	we may not be able to produce sufficient quantities of the product candidate to complete the trials.

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

We do not currently have the ability to manufacture ourselves the drug products that we need to conduct our clinical trials. We received clinical-grade SGN-15 from Bristol-Myers Squibb for our previous clinical trials, and have entered into agreements with contract manufacturers to supplement our supplies of SGN-15 as necessary for future studies, including ICOS Corporation, Albany Molecular Research and Sicor Inc., now a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. For SGN-30, we have contracted with ICOS to manufacture preclinical and early-stage clinical supplies and with Abbott Laboratories for late-stage clinical and commercial supplies. For SGN-40, Genentech manufactured substantial quantities of clinical grade material that have been transferred to us. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including synthesis of our next generation drug-linker systems, conjugation, vialing and storage of our product candidates.

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

Securing phase III and commercial quantities of our product candidates from contract manufacturers will require us to commit significant capital and resources. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties. In addition, contract manufacturers have a limited number of facilities in which our product candidates can be produced and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates.

Our contract manufacturers are required to produce our clinical product candidates under FDA current Good Manufacturing Practices in order to meet acceptable standards for our clinical trials. If such standards change, the ability of contract manufacturers to produce our product candidates on the schedule we require for our clinical trials may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to successfully produce and market our product candidates. Any difficulties or delays in our contractors’ manufacturing and supply of product candidates could increase our costs, cause us to lose revenue or make us postpone or cancel clinical trials.

The FDA requires that we demonstrate structural and functional comparability between the same drug product manufactured by different organizations. Because we have used or intend to use multiple sources to manufacture SGN-15, SGN-30 and SGN-40, we will need to conduct comparability studies to assess whether manufacturing changes have affected the product safety, identity, purity or potency of any commercial drug candidate compared to the drug candidate used in clinical trials. If we are unable to demonstrate comparability, the FDA could require us to conduct additional clinical trials, which would be expensive and significantly delay any commercialization.

Our second generation ADC technology and ADEPT technology are still at an early-stage of development and have not yet entered human clinical trials.

Our second generation ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, and our ADEPT technology are still at an early stage of development. The ADC technology is used in our SGN-35 and SGN-75 product candidates and is the basis of our collaborations with Genentech, Celltech and Protein Design Labs. The ADEPT technology is used in our SGN-17/19 product candidate and is the basis of our collaboration with Genencor. We and our corporate collaborators are still conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies, and significant additional studies will be required before any of these ADC or ADEPT product candidates enter human clinical trials. In addition, preclinical models to study anticancer activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human cancer. Any failures or setbacks in our ADC or ADEPT programs could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding this technology, which would negatively affect our business and financial position.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability for some time, if at all. Our limited operating history may make it difficult to evaluate our business and an investment in our common stock.

We have incurred net losses in each of our years of operation and, as of December 31, 2003, we had an accumulated loss of approximately $78.7 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In addition, as a result of our private placement of Series A convertible preferred stock and common stock warrants completed in 2003 from which we received $40.4 million of net proceeds, we will record an additional $36.6 million in non-cash accretion of preferred stock deemed dividend which will increase our reported net loss attributable to common stockholders in the first three quarters of 2004. In the near term, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements and from government grants. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

In some circumstances we rely on collaborators to assist in the research and development activities necessary for the commercialization of our product candidates. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, we may not be able to commercialize our product candidates.

We have established and intend to continue to establish alliances with third-party collaborators to develop and market some of our current and future product candidates and to license our ADC and ADEPT technologies. We have licensed our ADC technology to Genentech, Celltech and Protein Design Labs, and have licensed our ADEPT technology to Genencor International. These collaborations provide us with cash and revenues through technology access and license fees, sponsored research fees, equity sales and potential milestone and royalty payments. We use these funds to partially fund the development costs of our internal pipeline of product candidates. Collaborations can also create and strengthen our relationships with leading biotechnology and pharmaceutical companies and may provide synergistic benefits by combining our technologies with the technologies of our collaborators.

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

We have collaborations with a limited number of companies. To date, almost all of our revenue has resulted from payments made under agreements with our corporate collaborators, and we expect that most of our future revenue will continue to come from corporate collaborations until the approval and commercialization of one or more of our product candidates. The failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments or royalties, could have a material adverse effect on our financial performance. In addition, a large portion of revenue received from our corporate collaborators is derived from research and material supply fees, and a decision by any of our corporate collaborators to conduct more research and development activities themselves could significantly reduce the revenue received from these collaborations. Payments under our existing and future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

We rely on license agreements for certain aspects of our product candidates and technology. Failure to maintain these license agreements or to secure any required new licenses could prevent us from developing or commercializing our product candidates and technology.

We have entered into agreements with third-party commercial and academic institutions to license technology for use in our ADC technology and product candidates. Currently, we have license agreements with Bristol-Myers Squibb, Arizona State University, Genentech, Protein Design Labs, Medarex, ICOS Corporation, Mabtech AB and the University of Miami, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our product candidates. In addition, continued development and commercialization of our product candidates may require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

If we are unable to enforce our intellectual property rights, we may not be able to operate our business profitably. Similarly, if we fail to sustain and further build our intellectual property rights, competitors may be able to develop competing therapies.

Our success depends, in part, on obtaining and maintaining patent protection and successfully defending these patents against third party challenges in the United States, Canada, France, Germany, Japan, United Kingdom and Italy, as well as other countries. We have filed multiple U.S. and foreign patent applications for our technologies that are currently pending. We also have rights to issued U.S. patents, patent applications, and their foreign counterparts, relating to our monoclonal antibody and drug-based technologies. Our rights to these patents and patent applications are derived from worldwide licenses from Bristol-Myers Squibb, Arizona State University, Genentech and Protein Design Labs, among others. In addition, we have licensed or optioned rights to pending U.S. patent applications, patents that may issue therefrom, and any foreign counterpart patents and patent applications to third parties.

The standards that the U.S. Patent and Trademark Office and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents may not contain claims that will permit us to stop competitors from using similar technology. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. As a result, the protection, if any, given by our patents if we attempt to enforce them or if they are challenged in court is uncertain.

We rely on trade secrets and other proprietary information where we believe patent protection is not appropriate or obtainable. However, trade secrets and other proprietary information are difficult to protect. We have taken measures to protect our unpatented trade secrets and know-how, including the use of confidentiality and assignment of inventions agreements with our employees, consultants and certain contractors. It is possible, however, that these persons may breach the agreements or that our competitors may independently develop or otherwise discover our trade secrets or other proprietary information.

Our research collaborators may publish data and information in which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information may be impaired.

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

We are highly dependent on the efforts and abilities of the principal members of our senior management, including our Chief Executive Officer, our Chief Scientific Officer and our Chief Medical Officer. Additionally, we have several scientific personnel with significant and unique expertise in monoclonal antibodies and related technologies. The loss of the services of any one of the principal members of our managerial or scientific staff may prevent us from achieving our business objectives.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Genentech, Amgen, Immunogen, Biogen IDEC, Medarex and Wyeth are developing and/or marketing products that may compete with ours. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive.

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

The holders of our Series A convertible preferred stock have rights to designate two members of our Board of Directors and to vote as a separate class on certain significant corporate transactions, including the issuance of securities that would rank on a par with or senior to the Series A convertible preferred stock or the incurrence of debt in excess of $20 million. The holders of Series A convertible preferred stock are not entitled to receive any cumulative or non-cumulative dividends, and may only receive a dividend when and as declared by our Board of Directors or if any dividends are paid on any other shares of our capital stock based on the number of shares of common stock into which such holder’s shares of Series A convertible preferred stock would then convert. In addition, upon our liquidation or dissolution (including a merger or acquisition), the holders of our Series A convertible preferred stock are entitled to receive a liquidation preference in an amount equal to the greater of $25.00 per share of Series A convertible preferred stock or the amount that would have been paid had each such share of Series A convertible preferred stock been converted to common stock. The holders of Series A convertible preferred stock also have the right under certain circumstances in the event of our merger or acquisition approved by our Board of Directors to receive their liquidation preference in cash or a combination of cash and new preferred securities of the acquiring or surviving corporation. This requirement to pay cash or issue new preferred securities does not apply if the consideration to be received by the Series A holders has an aggregate value of more than $6.25 per share (calculated on an as-if-converted to common stock basis) determined on the date definitive documentation for such sale transaction is signed or if holders of 2/3rds of the outstanding shares of Series A convertible preferred stock waive this requirement. The holders of Series A convertible preferred stock may exercise these rights to the detriment of our common stockholders.

The holders of our Series A convertible preferred stock also have the right at any time to request that we register for resale the shares of our common stock that they acquire upon conversion of their Series A convertible preferred stock or upon exercise of their warrants to purchase our common stock, subject to certain limitations. In addition, as of July 9, 2004, the holders of our Series A convertible preferred stock may convert their Series A convertible preferred stock into common stock and sell shares of the common stock acquired upon such conversion in the public market in reliance upon Rule 144. Future sales in the public market of such common stock, or the perception that such sales might occur, could adversely affect the prevailing market price of our common stock and could make it more difficult for us to raise funds through a public offering or private placement of our equity securities.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and may occur again in the future and as a result we may be required to make changes in our accounting policies. Compliance with new regulations regarding corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours and insurance costs are increasing as a result of this uncertainty and other factors. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from science and business activities to compliance activities.

Our stock price may be volatile and our shares may suffer a decline in value.

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. During the fourth quarter of 2003, our stock price fluctuated between $9.00 and $5.16 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 47.3% percent of our voting power as of March 8, 2004. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In accordance with our policy, we do not have any derivative financial instruments in our investment portfolio. We invest in high quality interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts. Such securities are subject to interest rate risk and will rise and fall in value if market interest rates change; however, we do not expect any material loss from such interest rate changes.

Item 8. Financial Statements and Supplementary Data.

Seattle Genetics, Inc.

Seattle Genetics, Inc.

Report of Independent Auditors

To the Board of Directors and Stockholders

of Seattle Genetics, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Seattle Genetics, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 11, 2004

Seattle Genetics, Inc.

Balance Sheets

(In thousands, except share amounts)

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$9,625	$9,181
Short-term investments	31,205	17,199
Interest receivable	670	371
Accounts receivable	826	372
Prepaid expenses and other	345	321

Total current assets	42,671	27,444
Property and equipment, net	5,500	6,237
Restricted investments	976	980
Long-term investments	32,852	17,839
Other assets	—	36

Total assets	$81,999	$52,536

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$1,726	$2,191
Current portion of deferred revenue	2,106	1,301

Total current liabilities	3,832	3,492

Long-term liabilities
Deferred rent	390	268
Deferred revenue, less current portion	2,899	2,074

Total long-term liabilities	3,289	2,342

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, 1,640,000 and no shares issued and outstanding, respectively	2	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,031,148 and 30,693,477 issued and outstanding, respectively	32	31
Additional paid-in capital	154,497	105,229
Notes receivable from stockholders	—	(271)
Deferred stock compensation	(990)	(1,966)
Accumulated other comprehensive income	39	295
Accumulated deficit	(78,702)	(56,616)

Total stockholders’ equity	74,878	46,702

Total liabilities and stockholders’ equity	$81,999	$52,536

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenues
Collaboration and license agreements	$4,989	$1,543	$221
Government grants	81	141	53

Total revenues	5,070	1,684	274

Operating expenses
Research and development (excludes non-cash stock-based compensation expense of $538, $912 and $1,746, respectively)	21,760	19,820	15,401
General and administrative (excludes non-cash stock-based compensation expense of $977, $1,909, $3,429, respectively)	5,058	4,238	3,298
Non-cash stock-based compensation expense	1,515	2,821	5,175

Total operating expenses	28,333	26,879	23,874

Loss from operations	(23,263)	(25,195)	(23,600)
Investment income, net	1,177	2,035	2,907

Net loss	(22,086)	(23,160)	(20,693)
Non-cash accretion of preferred stock deemed dividend	(201)	—	(3)

Net loss attributable to common stockholders	$(22,287)	$(23,160)	$(20,696)

Net loss per share – basic and diluted	$(0.73)	$(0.77)	$(0.86)

Weighted-average shares - basic and diluted	30,722	30,138	23,965

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Stockholders’ Equity

(In thousands)

	Preferred stock		Common stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock compensation	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, December 31, 2000	—	—	4,581	$5	$14,798	$(408)	$(10,194)	$69	$(12,763)	$(8,493)
Issuance of common stock for employee stock purchase plan	—	—	10	—	55	—	—	—	—	55
Stock option exercises	—	—	59	—	10	—	—	—	—	10
Collection of notes receivable from stockholders	—	—	—	—	—	137	—	—	—	137
Conversion of preferred stock to common stock	—	—	17,387	17	37,542	—	—	—	—	37,559
Initial public offering (net of issuance costs of $4,579,803)	—	—	7,286	7	46,413	—	—	—	—	46,420
Deferred stock compensation	—	—	—	—	(330)	—	330	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	5,175	—	—	5,175
Accretion on mandatorily redeemable preferred stock	—	—	—	—	(3)	—	—	—	—	(3)
Unrealized gain on investments	—	—	—	—	—	—	—	516	—	516
Reclassification adjustment for gains included in net loss	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	(20,693)	(20,693)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(20,189)

Balances, December 31, 2001	—	—	29,323	29	98,485	(271)	(4,689)	573	(33,456)	60,671
Issuance of common stock for employee stock purchase plan	—	—	32	—	136	—	—	—	—	136
Stock option exercises	—	—	66	—	12	—	—	—	—	12
Issuance of common stock to Genencor	—	—	574	1	2,999	—	—	—	—	3,000
Issuance of common stock to Genentech.	—	—	698	1	3,499	—	—	—	—	3,500
Deferred stock compensation	—	—	—	—	98	—	(98)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	2,821	—	—	2,821
Unrealized loss on investments	—	—	—	—	—	—	—	(275)	—	(275)
Reclassification adjustment for gains included in net loss	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	(23,160)	(23,160)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(23,438)

Balances, December 31, 2002	—	—	30,693	31	105,229	(271)	(1,966)	295	(56,616)	46,702
Issuance of common stock for employee stock purchase plan	—	—	43	—	120	—	—	—	—	120
Stock option exercises	—	—	205	—	567	—	—	—	—	567
Issuance of Series A Preferred stock.	1,640	2	—	—	36,760	—	—	—	—	36,762
Issuance of common stock Warrants	—	—	—	—	3,614	—	—	—	—	3,614
Collection of notes receivable from stockholders	—	—	—	—	—	271	—	—	—	271
Issuance of common stock to Genentech.	—	—	1,090	1	7,668	—	—	—	—	7,669
Deferred stock compensation	—	—	—	—	539	—	(539)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	1,515	—	—	1,515
Unrealized loss on investments	—	—	—	—	—	—	—	(254)	—	(254)
Reclassification adjustment for gains included in net loss	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(22,086)	(22,086)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(22,342)

Balances at December 31, 2003	1,640	$2	32,031	$32	$154,497	—	$(990)	$39	$(78,702)	$74,878

The accompanying notes are an integral part of these financial statements.

39

Seattle Genetics, Inc.

Statement of Cash Flows

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Operating activities
Net loss	$(22,086)	$(23,160)	$(20,693)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,515	2,821	5,175
Depreciation and amortization	1,326	1,231	599
Gain on disposal of property and equipment	—	—	(38)
Realized gain on sale of investments	(2)	(3)	(13)
Amortization on investments	978	686	576
Deferred rent	122	161	107
Changes in operating assets and liabilities
Interest receivable	(299)	354	(446)
Accounts receivable	(454)	(290)	(82)
Prepaid expenses and other	12	157	(121)
Accounts payable and accrued liabilities	(465)	870	510
Deferred revenue	1,630	3,033	342

Net cash used in operating activities	(17,723)	(14,140)	(14,084)

Investing activities
Purchases of investments	(66,497)	(22,335)	(57,119)
Proceeds from sale and maturities of investments	36,250	32,419	35,129
Purchases of property and equipment	(589)	(1,705)	(5,505)
Proceeds from disposal of property and equipment	—	—	75

Net cash (used in) provided by investing activities	(30,836)	8,379	(27,420)

Financing activities
Net proceeds from issuance of common stock	8,356	6,648	47,042
Net proceeds from issuance of preferred stock and warrants	40,376	—	—
Collection of notes receivable from stockholders	271	—	137

Net cash provided by financing activities	49,003	6,648	47,179

Net increase in cash and cash equivalents	444	887	5,675
Cash and cash equivalents, at beginning of period	9,181	8,294	2,619

Cash and cash equivalents, at end of period	$9,625	$9,181	$8,294

Supplemental disclosures
Non-cash investing and financing activities
Increase (decrease) in deferred stock compensation	$(539)	$98	$(330)

Leasehold improvement construction costs accrued	$—	$(587)	$587

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Notes to Financial Statements

1. Organization and summary of significant accounting policies

Nature of business

Seattle Genetics, Inc., the Company, was incorporated in the State of Delaware on July 15, 1997 for the purpose of discovering and developing monoclonal antibody-based drugs to treat cancer and other human diseases. The Company’s monoclonal antibody-based technologies include: genetically engineered monoclonal antibodies, antibody-drug conjugates (ADCs) and antibody-directed enzyme prodrug therapy (ADEPT).

Capital Requirements

Over the next several years, the Company will need to seek additional funding through public or private financings, including equity financings, and through other means, including collaborations and license agreements. However, changes in the Company’s business may occur that would consume available capital resources sooner than expected. If the Company does not have adequate funds, the Company will be required to delay, reduce the scope of or eliminate one or more development programs. Additional financing may not be available when needed, or if available, the Company may not be able to obtain financing on favorable terms.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. The Company invests its cash and cash equivalents with major financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any losses on its cash and cash equivalents.

Investments

Investments in securities with maturities of less than one year at the date of acquisition or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Management’s classification of its marketable securities is in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies its securities as available-for-sale, which are reported at fair value with the related unrealized gains and losses included as a component of stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). Cost of investments for purposes of computing realized and unrealized gains and losses are based on the specific identification method.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, net. Interest and dividends on all securities are included in investment income.

Restricted investments

Restricted investments consist of a money market account and a government bond backed by U.S. government agencies. These investments are carried at fair value, and are restricted as to withdrawal in accordance with the lease of the Company’s office and laboratory facility. Restricted investments are held in the Company’s name with a major financial institution. The lease terms provide for changes in the amounts pledged as restricted securities based upon the Company’s market capitalization, stockholders’ equity or cash and investments balance until the lease expiration date of May 31, 2011. In the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company will be obligated to increase its restricted investment balance to approximately $3.4 million. As of December 31, 2003, the Company was in compliance with these thresholds.

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

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

Leasehold improvements are amortized over the shorter of the term of the applicable lease or the estimated useful life of the asset, generally 8 to 10 years. Gains and losses from the disposal of property and equipment are reflected in the statement of operations at the time of disposition. Expenditures for additions and improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment by comparing the anticipated undiscounted net cash flows to the related asset’s carrying value. The amount of a recognized impairment loss is the excess of an asset’s carrying value over its fair value. If an impairment exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2003.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101), as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), and Emerging Issues Task Force Issue No. 00-21, “Revenue Agreements with Multiple Deliverables” (EITF No. 00-21). EITF No. 00-21 applies to arrangements entered into after June 30, 2003.

Revenues from the sale of products and services are recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fees are fixed and determinable and collectibility is assured.

Revenues from multiple element arrangements involving upfront payments, license fees and milestone payments received for the delivery of rights or services representing the culmination of a separate earnings process are recognized when due and the amounts are considered collectible. Revenues from upfront payments, license fees and milestone payments received in connection with other rights or services which represent continuing obligations of the Company are deferred until all of the elements have been delivered or the Company has verifiable and objective evidence of the fair value of the undelivered elements. Upfront payments and license fees are recognized ratably over the collaboration research period. Under EITF No. 00-21, payments for the achievement of substantive milestones are recognized when the milestone is achieved and payments for milestones which are not substantive are recognized ratably over the research period.

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Deferred revenue will be recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

Government grants represent income earned, on a cost reimbursement basis, under the Small Business Innovation Research Program, or SBIR, of the National Institutes of Health. The Company recognizes revenue from government grants based upon the level of services performed during the term of the grants.

The Company performs certain research and development activities on behalf of collaborative partners. The Company is generally reimbursed at pre-determined billing rates. The Company recognizes revenue as the activities are performed, but bills the collaborator monthly, quarterly or upon the completion of the effort, based on the terms of each agreement. Amounts earned, but not billed to the collaborator, are included in accounts receivable in the accompanying balance sheets.

Research and development expenses

Research and development expenses consist of direct and overhead expenses for drug discovery and research, development activities, preclinical studies and for costs associated with clinical trial activities and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred. Research and development expenses under government grants approximate the revenue recognized under such agreements. Reimbursements for shared expenses received from collaborative partners are recorded as reductions of research and development expenses. Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. In-licensing fees are expensed ratably over the period covered by the license agreement.

Fair value of financial instruments

The recorded amounts of certain financial instruments, including cash and cash equivalents, interest receivable, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Short-term and long-term investments are recorded at fair value as the underlying securities are classified as available for sale and marked-to-market at each reporting period.

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

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the net deferred tax asset will not be realized.

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

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

The following table illustrates the effect on net loss and loss per share as if the fair value method, using the assumptions described in Note 12 “Stock Option Plan,” had been applied to all outstanding and unvested awards and shares issued under the Company’s Employee Stock Purchase Plan in each year (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net loss attributable to common stockholders as reported	$(22,287)	$(23,160)	$(20,696)
Add: stock-based compensation for employees under APB no. 25 included in reported net loss	1,277	2,821	5,175
Deduct: total stock-based compensation expense for employees determined under the fair value method	(5,383)	(8,507)	(9,398)

Pro forma net loss attributable to common stockholders	$(26,393)	$(28,846)	$(24,919)

Basic and diluted net loss per share
As reported	$(0.73)	$(0.77)	$(0.86)

Pro forma	$(0.86)	$(0.96)	$(1.04)

Comprehensive income/loss

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires the disclosure of comprehensive income and its components in the financial statements. Comprehensive income/loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.

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

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of planned products or services, could have a material adverse effect on the Company’s business and operating results.

Guarantees

In the normal course of business, the Company indemnifies other parties, including collaboration partners, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and the Company’s bylaws contain similar indemnification obligations to the Company’s officers and directors. It is not possible to determine the maximum potential amount under these indemnification agreements since the Company has not had any prior indemnification claims to base a maximum amount on and each claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement.

Recent accounting pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” This Issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying this Issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. This Issue is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this Issue did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of this interpretation did not have a significant impact on the Company’s financial position or results of operations. The Company’s financial statements and notes include the disclosures required by FIN 45.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have (i) the characteristics of a controlling financial interest or (ii) sufficient at-risk equity. FIN 46 applies to a broad range of unconsolidated investee entities (e.g. joint ventures, partnerships and cost basis investments) and is effective for

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

financial statements issued after January 31, 2003. However, an October 2003 FASB Staff Position deferred the effective date for applying to nonregistered investment companies the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1. 2003. The adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149), which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement of Financial Accounting Standards No. 133, when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In May 2003, FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity.” SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Net loss per share attributable to common stockholders

Basic and diluted net loss per share attributable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of unvested shares of common stock issued that are subject to repurchase. The Company has excluded all convertible preferred stock, warrants, options to purchase common stock and restricted shares of common stock subject to repurchase from the calculation of diluted net loss per share attributable to common stockholders, as such securities are antidilutive for all periods presented.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net loss attributable to common stockholders	$(22,287)	$(23,160)	$(20,696)
Weighted-average shares basic and diluted	30,722	30,138	23,965

Basic and diluted net loss per share attributable to common stockholders	$(0.73)	$(0.77)	$(0.86)

Antidilutive securities not included in net loss per share attributable to common stockholders calculation
Convertible preferred stock	$16,400	$—	$—
Warrants to purchase common stock	2,050	—	—
Options to purchase common stock	4,871	3,840	2,772
Restricted shares of common stock subject to repurchase	74	222	388

Total	$23,395	$4,062	$3,160

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

2. Investments

Investments consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2003
Mortgage-backed securities	$32,790	$162	$(99)	$32,853
U.S. corporate obligations	29,989	1	(23)	29,967
Taxable municipal bonds	1,191	—	(4)	1,187
U.S. government and agencies	1,024	2	—	1,026

Total	$64,994	$165	$(126)	$65,033

Reported as:
Short-term investments				$31,205
Long-term investments				32,852
Restricted investments				976

Total				$65,033

December 31, 2002
Mortgage-backed securities	$17,666	$175	$(2)	$17,839
U.S. corporate obligations	12,075	92	—	12,167
U.S. government and agencies	5,982	30	—	6,012

Total	$35,723	$297	$(2)	$36,018

Reported as:
Short-term investments				$17,199
Long-term investments				17,839
Restricted investments				980

Total				$36,018

The cost and estimated fair value of investments, by contractual maturity, consists of the following at (in thousands):

	Amortized Cost	Fair Value
December 31, 2003
Due within one year	$32,204	$32,180
Mortgage-backed securities	32,790	32,853

Total	$64,994	$65,033

December 31, 2002
Due within one year	$18,057	$18,179
Mortgage-backed securities	17,666	17,839

Total	$35,723	$36,018

The Company has concluded that unrealized losses are temporary due to the ability of the Company to realize its investments at maturity.

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

At December 31, 2003 the aggregate fair value of investments with unrealized losses was as follows:

U.S. corporate obligations	$27,028
Mortgage-backed securities	19,192
Taxable municipal bonds	555

Total	$46,775

Such unrealized losses have existed for less than 12 months.

3. Prepaid expenses and other

Prepaid expenses and other consists of the following at December 31 (in thousands):

	2003	2002
Service contracts	$130	$106
Insurance	124	92
License fees paid in advance	56	40
Prepaid public offering costs	26	—
Employee benefits	9	16
Amounts due under collaboration agreements	—	67

Total	$345	$321

4. Property and equipment

Property and equipment consists of the following at December 31 (in thousands):

	2003	2002
Leasehold improvements	$3,863	$3,822
Laboratory equipment	3,189	2,928
Computers, office equipment and vehicle	931	760
Furniture and fixtures	872	851
Construction in progress	91	—

	8,946	8,361
Less: accumulated depreciation and amortization	(3,446)	(2,124)

Total	$5,500	$6,237

Construction in progress consists of architectural services, permits and deposits for additional improvements the Company is making to its existing headquarters and operations facility.

In March 2003, the Company agreed to collateralize the majority of its property and equipment against certain obligations under its office and laboratory lease agreement.

5. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consists of the following at December 31 (in thousands):

	2003	2002
Trade accounts payable	$939	$1,316
Compensation and benefits	655	249
Franchise and local taxes	126	50
Clinical trial costs	6	576

Total	$1,726	$2,191

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

6. Income taxes

At December 31, 2003, the Company had net operating loss carryforwards of approximately $40.3 million, which may be used to offset future taxable income. These carryforwards expire beginning in 2018 through 2023. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur.

At December 31, 2003 the Company had research and experimentation credit carryforwards of approximately $2.3 million, which will expire beginning in 2018 through 2023.

The Company’s net deferred tax assets consist of the following at December 31 (in thousands):

	December 31,
	2003	2002
Deferred tax assets
Net operating loss carryforwards	$13,697	$13,697
Depreciation and amortization	6,841	—
Research and development credit carryforwards	2,275	1,492
Stock-based compensation	1,801	1,768
Deferred revenue	1,484	1,035
License fees	64	84
Other	241	444

Total deferred tax assets	26,403	18,521
Less: Valuation allowance	(26,403)	(18,521)

Net deferred tax assets	$—	$—

7. Collaboration and license agreements

Genentech

In March 2003, the Company entered into license agreements with Genentech providing the Company with rights relating to the Company’s SGN-40 product candidate, including a license under Genentech’s Cabilly patents. The Company has paid and will pay Genentech license fees, a progress-dependent milestone payment and royalties on net sales of anti-CD40 products that use Genentech’s technology.

In April 2002, the Company entered into an ADC collaboration with Genentech. Upon entering into the collaboration, Genentech paid a $2.5 million up front fee and purchased $3.5 million of the Company’s common stock in a private placement. Under the collaboration, Genentech pays the Company research fees for assistance with development of ADCs. Genentech also pays technology access fees and has agreed to pay progress-dependent milestone payments and royalties on net sales of any resulting products. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration.

In December 2003, Genentech designated additional targets under the collaboration agreement, triggering the payment of an additional $3.0 million fee and the purchase of $7.0 million of the Company’s common stock in a private placement. The $3.0 million fee has been determined and will be recognized ratably over 40 months, the remaining term of the research period in the original Genentech collaboration agreement. The number of shares issued to Genentech was based upon the average closing price of the Company’s common stock for the 30 trading days ending on December 9, 2003, the date Genentech designated the additional targets. The private placement transaction closed on December 18, 2003. Due to an increase in the price of the Company’s common stock between the designation date and the closing date, the excess of the fair value of the shares of common stock issued to Genentech over the purchase price, which excess totaled to $669,000, was recorded as a discount to deferred revenue. The discount will be recognized ratably over the remaining term of the Genentech agreement and, under

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

the requirements of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” will be recorded as contra revenue. During the year ended December 31, 2003, the Company recorded approximately $13,000 of non-cash contra revenue. The Company anticipates that it will record future non-cash contra revenue totally approximately $199,000 in each of 2004, 2005 and 2006, and approximately $59,000 in 2007.

Celltech Group

In March 2002, the Company entered into an ADC collaboration with the Celltech Group pursuant to which the Company is providing research and development assistance. Under the terms of the multi-year agreement, Celltech paid the Company an up front technology access fee, is paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. Celltech is responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this agreement. During 2003, the Company achieved several preclinical milestones under the Company’s ADC collaboration with Celltech, which triggered payments to the Company.

Protein Design Labs

In June 2001, the Company entered into an ADC collaboration with Eos Biotechnology, which was assumed by Protein Design Labs upon its acquisition of Eos Biotechnology in 2003. In December 2003, Protein Design Labs exercised an option for an exclusive license to one antigen target under the collaboration, triggering a payment to the Company.

Genencor International

In January 2002, the Company formed a strategic alliance with Genencor International to discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. As part of the collaboration, Genencor purchased $3.0 million of the Company’s common stock in a private placement. In July 2003, the Company and Genencor agreed to amend and extend the collaboration for an additional two years in exchange for a payment from Genencor. Under the terms of the amended agreement, Genencor has non-exclusive rights to use the Company’s ADEPT technology with Genencor’s own antibodies and antigen targets. In exchange, Genencor will pay the Company technology access and research fees and has agreed to pay milestones and royalties on sales of any products that utilize the Company’s ADEPT or prodrug technologies. The Company and Genencor may also elect to co-develop ADEPT products under the collaboration.

Bristol-Myers Squibb.

In March 1998, the Company obtained rights to some of the Company’s technologies and product candidates, portions of which are exclusive, through a license agreement with Bristol-Myers Squibb. Through this license, the Company secured rights to monoclonal antibody-based cancer targeting technologies, including 26 different patents, eight monoclonal antibodies, chemical linkers, a ribosome-inactivating protein and enabling technologies. The Company also received a substantial supply of vialed, clinical-grade SGN-15, which has been used in the Company’s clinical trials. Under the terms of the license agreement, the Company is required to pay royalties on net sales of future products incorporating technology licensed from Bristol-Myers Squibb.

Medarex

In February 2001, the Company entered into an agreement with Medarex to produce fully-human monoclonal antibodies to certain breast cancer and melanoma antigen targets identified by the Company over the following three years. As part of this agreement, Medarex bought $2.0 million of the Company’s common stock concurrent with the Company’s initial public offering in March 2001. In November 2001, the Company entered into an additional agreement with Medarex that allows the Company to immunize Medarex mice and to generate antibodies. The Company has the right to obtain a non-exclusive research license and/or exclusive commercial licenses with respect to antibodies developed from this program.

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

ICOS Corporation

In October 2000, the Company entered into a license agreement with ICOS Corporation for nonexclusive rights to use ICOS’ CHEF expression system. The Company has used this system to manufacture clinical supplies of SGN-30. Under the terms of this agreement, the Company is required to make progress-dependent milestone payments and pay royalties on net sales of products manufactured using the CHEF expression system.

University of Miami

In September 1999, the Company entered into an exclusive license agreement with the University of Miami, Florida, covering an anti-CD30 monoclonal antibody that is the basis of SGN-30 and the antibody component of SGN-35. Under the terms of this license, the Company made an up front payment and is required to pay annual maintenance fees, progress-dependent milestone payments and royalties on net sales of products incorporating technology licensed from the University of Miami.

Mabtech AB

In June 1998, the Company obtained exclusive, worldwide rights to a monoclonal antibody targeting the CD40 antigen, which is the basis for the Company’s SGN-40 product candidate, from Mabtech AB, located in Sweden. Under the terms of this license, the Company is required to make a progress-dependent milestone payment and pay royalties on net sales of products incorporating technology licensed from Mabtech.

CLB-Research and Development

Pursuant to a license agreement the Company entered into in July 2001, the Company obtained an exclusive license to specific monoclonal antibodies that target cancer and immunologic disease targets from CLB-Research and Development, located in the Netherlands. One of these antibodies is the basis of the antibody component of the Company’s SGN-75 product candidate. Under the terms of this agreement, the Company has made up front and option exercise payments and are required to make progress-dependent milestone payments and pay royalties on net sales of products incorporating these antibodies.

Arizona State University

In February 2000, the Company entered into a license agreement with Arizona State University for a worldwide, exclusive license to the cell-killing agent Auristatin E. The Company uses Auristatin derivatives as a component of the Company’s ADC technology. Under the terms of this license, the Company is required to pay annual maintenance fees, progress-dependent milestone payments and royalties on net sales of products incorporating technology licensed from Arizona State University.

Other agreements

The Company has also entered into additional license agreements, development and supply agreements, and contract manufacturing agreements. These agreements obligate the Company to pay certain fees, progress-dependent milestone payments and royalties on commercial sales for specified periods which vary by agreement.

The minimum contractual payments to be made by the Company under its existing license, collaboration and contract manufacturing agreements are expected to aggregate to approximately $8.2 million in 2004, $1.6 million in 2005, and $183,000 in each of 2006, 2007 and 2008 . Furthermore, those agreements also provide for payments upon the achievement of certain milestones and the payment of royalties based on net sales of commercial products. The Company does not expect to

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

pay any royalties on net sales of products under any of these agreements for at least the next several years. The milestone payments could be substantially higher and the royalties could be payable earlier if the Company files or receives regulatory approvals or achieves commercial sales sooner than expected.

8. Commitments and contingencies

In December 2000, the Company entered into an operating lease for office and laboratory space. The lease provides for monthly lease payments that began in June 2001. The initial lease term is ten years with two, seven-year renewal options, subject to certain conditions. The lessor committed to fund up to $6.4 million of improvements to the building. As of December 31, 2003, the Company has used $6.0 million of the improvements fund. In March 2003, the lease was amended and the Company agreed to secure the majority of its property and equipment and maintain restricted investments as collateral for certain obligations under its office and laboratory lease.

As of December 31, 2003, the Company has restricted investments totaling $976,000 as collateral for certain obligations of the lease. These investment securities are restricted as to withdrawal and are managed by a third party. The lease terms provide for changes in the amounts pledged based upon the Company’s market capitalization, stockholders’ equity or cash and investments balance, and decreases beginning in the fourth year of the lease. In the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company will be obligated to increase its restricted investment balance to approximately $3.4 million. As of December 31, 2003, the Company was in compliance with these thresholds.

The lease agreement contains scheduled rent increases. Accordingly, the Company has recorded a deferred rent liability of $390,000 at December 31, 2003.

Additionally, the Company has entered into lease obligations through May 2006 for office equipment.

Future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

Years ending December 31,
2004	$2,066
2005	2,107
2006	2,129
2007	2,158
2008	2,202
Thereafter	5,498

$16,160

Rent expense totaled $2,145, $2,136 and $1,134 (in thousands) for years ended December 31, 2003, 2002 and 2001, respectively.

9. Stockholders’ equity

Restricted common stock

In 2000, the Company issued 667,500 shares of common stock to certain of its employees and consultants pursuant to the exercise of options in exchange for full recourse notes receivable carrying annual interest rates of approximately 6%. In the event of a termination of employment or consulting relationship with the Company for any reason, the Company has the exclusive option, for a period of 60 days following the termination of the relationship, to repurchase all or any portion of the shares held by such employee or consultant which have not been released from the repurchase option, at the original purchase price. The shares are released from the repurchase option over a four-year period. At December 31, 2003 and 2002, there were 74,481 and 221,556 shares of common stock subject to the Company’s repurchase option, respectively.

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

Employee Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (Purchase Plan) with a total of 893,227 shares of common stock reserved for issuance under the Purchase Plan. The number of shares reserved for issuance under the Purchase Plan is subject to an automatic annual increase on the first day of each of the fiscal years ending in 2010 that is equal to the lesser of (1) 300,000 shares; (2) 1% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year; or (3) such lesser number of shares as the Board of Directors determines. A total of 42,954 shares were sold to employees during the year ended December 31, 2003 at purchase prices of $2.81 and $2.77 per share and 32,478 shares were sold to employees during the year ended December 31, 2002 at purchase prices of $5.45 and $3.37 per share.

10. Mandatorily redeemable convertible preferred stock

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

11. Series A convertible preferred stock financing

The Company’s certificate of incorporation authorizes undesignated Preferred Stock consisting of 5,000,000 shares. These shares may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of unissued preferred stock and to increase or decrease the number of shares of any unissued series.

On July 8, 2003 the Company received approximately $40.4 million of net proceeds from the private placement of 1,640,000 shares of newly designated Series A convertible preferred stock at a purchase price of $25.00 per share. Each share of Series A convertible preferred stock is convertible into 10 shares of common stock at a conversion price of $2.50 per share. In addition, the purchasers of the Series A convertible preferred stock received warrants to purchase 2,050,000 shares of common stock with an exercise price of $6.25 per share and an expiration date of December 31, 2011.

The Series A convertible preferred stock ranks senior to the Company’s common stock and will rank senior to future classes of capital stock, unless consented to by the holders of the Series A convertible preferred stock. The Series A convertible preferred stock is entitled to receive a liquidation preference in an amount equal to the greater of: (a)$25.00 per share of Series A convertible preferred stock; or (b) the amount that would have been paid had such shares of Series A convertible preferred stock been converted into common stock. The Series A convertible preferred stock is not redeemable by the holders thereof and does not bear any dividends, except to the extent any dividends are paid on any other shares of the Company’s capital stock, in which case, the holders thereof are entitled to receive dividends based on the number of shares of common stock into which such holder’s shares of Series A convertible preferred stock would then convert. If the Company proposes to grant rights to acquire the Company’s securities pro rata to all holders of two percent or more of the Company’s outstanding common stock, the holders of Series A convertible preferred stock have the right to acquire the number of such offered securities they would have acquired had they converted their Series A convertible preferred stock into common stock at the time of such grant. In addition, if the Company offers rights to purchase its preferred stock to any stockholders, the holders of Series A convertible preferred stock have the right to acquire up to the number of securities necessary to maintain their percentage interest in the Company. The holders of Series A convertible preferred stock have certain registration rights with respect to their shares of common stock issuable upon conversion of their Series A convertible preferred stock and the common stock issuable upon exercise of their common stock warrants.

The Company received approximately $40.4 million, net of $625,000 of issuance costs and estimated future registration costs, from the sale and issuance of Series A convertible preferred stock and warrants. The Company allocated $36.8 million of the net proceeds to the Series A convertible preferred stock and $3.6 million to the

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

warrants to purchase common stock based on their relative fair values on the date of issuance pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate proceeds to the Series A convertible preferred stock was based upon a valuation that considered, among other things, the closing price of the common stock on the date of closing, the impact of the preferred stock on market capitalization on an as converted basis and liquidation preferences. The fair value of the warrants to purchase common stock was estimated using the Black-Scholes option pricing model using the following assumptions: exercise price $6.25; no dividends; term of approximately 8.5 years; risk free interest rate of 3.81%; and volatility of 86.7%.

In accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company separately assigned a $36.8 million value to the embedded beneficial conversion feature of the Series A convertible preferred stock. The beneficial conversion feature was recorded as a discount to paid-in capital associated with the Series A convertible preferred stock and a corresponding increase to additional paid-in capital. The beneficial conversion feature represents the difference between the as-converted accounting value of the Series A convertible preferred stock as of the original agreement date of May 12, 2003 and the fair value of the common stock as of the closing date of the transaction on July 8, 2003. The May 12, 2003 as converted value of the Series A convertible preferred stock was based on the weighted-average price of the common stock for the 30 trading days preceding May 12, 2003, as adjusted for the fair value allocation described above.

The Company is recording the non-cash accretion of preferred stock deemed dividend using the effective interest method through the date of earliest conversion, which is July 8, 2004. Accordingly, the Company recorded non-cash accretion of preferred stock deemed dividend totaling approximately $201,000 in 2003, which represents an increase to reported net loss in arriving at net loss attributable to common stockholders and reduced paid-in-capital and increased paid-in-capital by the same $201,000. The Company estimates that it will record additional non-cash accretion of preferred stock deemed dividend of $36.6 million in 2004. The non-cash accretion of the preferred stock deemed dividend will not have an effect on net loss or cash flows for the applicable reporting periods or have an impact on total stockholders’ equity as of the applicable reporting dates.

12. Stock option plan

The Company has a 1998 Stock Option Plan (Option Plan) whereby 7,172,910 shares of the Company’s common stock were reserved for issuance to employees, officers, consultants and advisors of the Company as of December 31, 2003. The Option Plan provides for an annual increase in the number of reserved shares on the first day of each of the Company’s fiscal years ending in 2008 that is equal to the lesser of (1) 1,200,000 shares; (2) 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year; or (3) such lesser number of shares as the Board of Directors determines. Options granted under the Option Plan may be either incentive stock options or nonstatutory stock options as determined by the Board of Directors. The term of the Option Plan is ten years.

Incentive stock options may be issued only to employees of the Company and have a maximum term of ten years from the date of grant. The exercise price for incentive stock options may not be less than 100% of the estimated fair market value of the common stock at the time of the grant. In the case of options granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the estimated fair market value of the common stock at the time of grant, and the term of the option may not exceed five years. Options become exercisable in whole or in part from time to time as determined by the Board of Directors, which administers the Option Plan.

Generally, options granted under the Option Plan vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following three years.

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

For purposes of the computation of the pro forma effects on net loss, the fair value of each employee option is estimated using the Black-Scholes option pricing model and using the following weighted-average assumptions:

	Years ended December 31,
	2003	2002	2001
Risk-free interest rate	3.72%	3.92%	4.80%
Expected lives	4 years	4 years	4 years
Expected dividends	None	None	None
Expected volatility	82%	89%	95%

For purposes of estimating the fair value of options granted to nonemployees, the same assumptions were used and the contractual lives of the options were used for expected lives.

The weighted-average exercise prices and grant date fair values of options granted for the years ended December 31 were as follows:

	Years ended December 31,
	2003		2002		2001
	Weighted- average exercise price	Weighted- average fair value	Weighted- average exercise price	Weighted- average fair value	Weighted- average exercise price	Weighted- average fair value
Exercise prices equal to the fair value of the stock at the date of grant	$5.15	$3.83	$5.23	$3.95	$7.55	$6.05

Exercise prices less than the fair value of the stock at the date of grant	$—	$—	$—	$—	$5.00	$7.46

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

A summary of stock option activity is as follows:

		Options outstanding
	Shares available for grant	Number of shares	Weighted- average exercise price per share
Balance, December 31, 2000	1,491,792	618,000	$0.10
Additional shares reserved	400,000	—	—
Options granted	(1,570,250)	1,570,250	$7.41
Options exercised	—	(58,948)	$0.17
Options forfeited	52,709	(52,709)	$0.89

Balance, December 31, 2001	1,091,064	2,772,411	$5.16
Additional shares reserved	1,172,910	—	—
Options granted	(1,193,350)	1,193,350	$5.23
Options exercised	—	(67,100)	$0.18
Options forfeited	58,532	(58,532)	$4.10

Balance, December 31, 2002	1,129,156	3,840,129	$5.28

Additional shares reserved	1,200,000	—	—
Options granted	(1,474,625)	1,474,625	$5.15
Options exercised	—	(204,375)	$2.77
Options forfeited	239,022	(239,022)	$5.08

Balance, December 31, 2003	1,093,553	4,871,357	$5.36

The following table summarizes information about options outstanding at December 31, 2003:

	Options outstanding			Options exercisable
Range of exercise price	Number of shares	Weighted- average remaining contractual life (in years)	Weighted- average exercise price per share	Number of shares	Weighted- average exercise price per share
$0.10 - $0.29	258,772	5.60	$0.21	230,711	$0.20
$2.33 - $3.08	889,537	7.50	$2.96	514,398	$3.00
$3.10 - $5.25	924,657	8.42	$4.26	317,146	$4.83
$5.50 - $6.31	1,004,575	9.69	$6.11	28,643	$5.81
$6.34 - $7.00	991,816	7.90	$6.50	469,080	$6.53
$7.69 - $9.00	882,000	7.40	$8.44	565,623	$8.44

$0.10 - $9.00	4,871,357	8.08	$5.36	2,125,601	$5.23

Stock options exercisable at:

	Number of shares	Weighted- average exercise price per share
December 31, 2002	1,258,974	$4.63

December 31, 2001	425,587	$1.70

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

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

All options granted under the Directors’ Plan will have a term of 10 years and an exercise price equal to the fair value of the underlying shares on the date of grant. A total of 400,000 shares of common stock have been reserved for issuance under the 2000 Directors’ Plan and a total of 50,000 shares were granted and 35,000 shares were forfeited in 2003, 75,000 shares were granted and 25,000 shares were forfeited in 2002 and 100,000 shares were granted in 2001.

13. Employee benefit plan

The Company has a 401(k) Plan for all of its employees. The Plan allows eligible employees to defer up to 15%, but no greater than $12,000 (or $13,000 for employees greater than 50 years old) in calendar year 2003, of their pretax compensation at the discretion of the employee. Effective February 1, 2003, the Company implemented a 401(k) matching program whereby the Company contributes fifty cents for each dollar an employee contributes, with a maximum contribution of 50% of the first 4% of a participant’s earnings not to exceed 50% of the prescribed annual limit. During the year ended December 31, 2003, the Company contributed a total of approximately $104,000, under its matching program, to the plan.

14. Subsequent Events

In March 2004, the Company entered into agreements with construction companies for additional improvements to the Company’s headquarters and operations facility for lab and office expansion. The Company in aggregate has committed approximately $3.8 million for construction-related activities.

In February 2004, the Company entered into an agreement with Abbott Laboratories for manufacturing of its SGN-30 monoclonal antibody product candidate. This antibody is also used in the Company’s SGN-35 antibody-drug conjugate product candidate. Under the terms of the agreement, Abbott has agreed to perform scale-up and GMP manufacturing for clinical trials, as well as supply commercial-grade material to support potential regulatory approval and commercial launch. The Company’s total costs through 2005 of manufacturing SGN-30 with Abbott could be up to $8.9 million.

In February 2004, the Company completed a follow-on public offering of 7,000,000 shares of common stock. In addition, the underwriters of the public offering exercised their over-allotment option in full and purchased an additional 1,050,000 shares of common stock. Total gross proceeds from this offering were approximately $66.4 million, with total net proceeds to the Company of approximately $62.1 million after the deduction of the discount paid to the underwriters and other estimated offering expenses payable by the Company.

In January 2004, the Company and Protein Design Labs agreed to expand the ADC collaboration. Under the amended agreement, the Company has agreed to provide additional support to Protein Design Labs in their development of ADC product candidates. In exchange, Protein Design Labs has agreed to pay the Company increased fees, milestones and royalties on net sales of any ADC products resulting from the collaboration, and has

Seattle Genetics, Inc.

Notes to Financial Statements (continued)

granted the Company a license and options for two additional licenses under their antibody humanization patents. Protein Design Labs has agreed to pay the Company to provide preclinical quantities of the Company’s proprietary drug linker. Protein Design Labs is responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this collaboration. Under the terms of the license agreement, the Company is required to pay Protein Design Labs annual maintenance fees and royalties on net sales of products using Protein Design Labs’ technology.

15. Quarterly Financial Data (unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2003 and 2002. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

Quarterly Financial Data (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2003
Revenues	$710	$1,505	$1,525	$1,330
Expenses
Research and development	5,528	5,633	5,479	5,120
General and administrative	1,138	1,126	1,192	1,602
Non-cash stock-based compensation expense	344	491	339	341

Total operating expenses	7,010	7,250	7,010	7,063

Loss from operations	(6,300)	(5,745)	(5,485)	(5,733)
Investment income, net	338	241	301	297

Net loss	(5,962)	(5,504)	(5,184)	(5,436)
Non-cash preferred stock deemed dividend	—	—	(15)	(186)
Net loss attributable to common stockholders	$(5,962)	$(5,504)	$(5,199)	$(5,622)

Net loss per share – basic and diluted	$(0.20)	$(0.18)	$(0.17)	$(0.18)

Weighted-average shares - basic and diluted	30,550	30,619	30,709	31,003

2002
Revenues	$269	$376	$404	$635
Expenses
Research and development	4,853	5,315	4,296	5,356
General and administrative	1,105	1,055	1,093	985
Non-cash stock-based compensation expense	880	827	589	525

Total operating expenses	6,838	7,197	5,978	6,866

Loss from operations	(6,569)	(6,821)	(5,574)	(6,231)
Investment income, net	577	555	486	417

Net loss attributable to common stockholders	$(5,992)	$(6,266)	$(5,088)	$(5,814)

Net loss per share – basic and diluted	$(0.20)	$(0.21)	$(0.17)	$(0.19)

Weighted-average shares - basic and diluted	29,508	30,184	30,396	30,451

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures prior to the filing of this annual report. Based on that review, they have concluded that, as of the end of the period covered by this annual report, these controls and procedures were, in design and operation, effective to assure that the information required to be included in this annual report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this annual report.

(b) Changes in internal controls. There have not been any changes in the Company’s internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

The information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held on May 17, 2004, and the information to be included in the proxy statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2003 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 17, 2004.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2003 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 17, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2003 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 17, 2004.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2003 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 17, 2004.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2003 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 17, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Report of Independent Auditors

(2)	Financial Statement Schedules

Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2	(10)	Certificate of Designations of Series A Convertible Preferred Stock.

3.3	(11)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1	(1)	Specimen Stock Certificate.

4.2	(1)	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 between Seattle Genetics, Inc. and certain of its stockholders.

4.3	(9)	Form of Common Stock Warrant.

4.4	(9)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.5	(11)	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	(1)	License Agreement dated March 30, 1998 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.2†	(1)	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated August 10, 1999 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.3	(1)	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.4†	(1)	License Agreement dated June 14, 1998 between Seattle Genetics, Inc. and Mabtech AB.

10.5†	(1)	First Amendment to the Mabtech License Agreement dated January 31, 2000 between Seattle Genetics, Inc. and Mabtech AB.

10.6†	(1)	License Agreement dated September 20, 1999 between Seattle Genetics, Inc. and the University of Miami.

10.7†	(1)	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seattle Genetics, Inc. and the University of Miami.

10.8†	(1)	License Agreement dated February 3, 2000 between Seattle Genetics, Inc. and the Arizona Board of Regents.

10.9	(1)	Lease Agreement dated December 1, 2000 between Seattle Genetics, Inc. and WCM132-302, LLC.

10.10†	(1)	Collaboration Agreement dated February 2, 2001 between Seattle Genetics, Inc. and Medarex, Inc.

10.11	(1)	Amended and Restated 1998 Stock Option Plan.

10.12	(1)	2000 Directors’ Stock Option Plan.

10.13	(1)	2000 Employee Stock Purchase Plan.

10.14	(1)	Form of Indemnification Agreement between Seattle Genetics, Inc. and each of its officers and directors.

10.15†	(2)	Collaboration Agreement dated June 4, 2001 between Seattle Genetics, Inc. and Eos Biotechnology, Inc.

10.16†	(3)	Contract Manufacturing Agreement dated August 1, 2001 between Seattle Genetics, Inc. and ICOS Corporation.

10.17	(4)	Executive Employment Agreement dated October 26, 2001 between Seattle Genetics, Inc. and Clay B. Siegall.

10.18†	(5)	Collaboration Agreement dated January 4, 2002 between Seattle Genetics, Inc. and Genencor International, Inc.

10.19†	(5)	Collaboration Agreement dated March 27, 2002 between Seattle Genetics, Inc. and Celltech R&D Limited.

10.20†	(6)	Collaboration Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.21†	(6)	2002 Common Stock Purchase Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.22†	(7)	Agreement for Clinical Supply dated October 9, 2002 among Seattle Genetics, Inc., Gensia-Sicor Pharmaceuticals, Inc. and Gensia-Sicor Pharmaceutical Sales, Inc.

10.23†	(7)	Contract Manufacturing Agreement dated January 3, 2003 between Seattle Genetics, Inc. and ICOS Corporation.

10.24†	(8)	License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.25†	(8)	Non-Exclusive Cabilly Patent License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.26	(9)	Securities Purchase Agreement dated May 12, 2003 among Seattle Genetics, Inc. and the purchasers of Series A Convertible Preferred Stock and Warrants named therein.

10.27	(9)	Amendment No. 1 dated May 14, 2003 to Securities Purchase Agreement dated May 12, 2003 among Seattle Genetics, Inc. and the purchasers of Series A Convertible Preferred Stock and Warrants named therein.

10.28	(9)	Joinder Agreement dated May 14, 2003 between Seattle Genetics, Inc. and T. Rowe Price Health Sciences Fund, Inc.

10.29	(10)	Amendment No. 2 dated June 2, 2003 to Securities Purchase Agreement dated May 12, 2003 among Seattle Genetics, Inc. and the purchasers of Series A Convertible Preferred Stock and Warrants named therein.

10.30†	(11)	First Amendment to Lease dated May 28, 2003 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.31†	(12)	Amendment No. 1 to Collaboration Agreement dated July 28, 2003 between Seattle Genetics, Inc. and Genencor International, Inc.

10.32	(12)	Change of Control Agreement dated March 29, 2002 between Seattle Genetics, Inc. and Eric L. Dobmeier.

10.33	(12)	Change of Control Agreement dated September 30, 2003 between Seattle Genetics, Inc. and Douglas E. Williams.

10.34		Consulting and Severance Agreement dated December 18, 2003 between Seattle Genetics, Inc. and H. Perry Fell.

10.35		Change of Control Agreement dated November 25, 2003 between Seattle Genetics, Inc. and Michael McDonald.

23.1		Consent of Independent Accountants.

24.1		Power of Attorney (included in signature page to this Annual Report on Form 10-K).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(10)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.

(11)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

†	Confidential treatment requested as to certain portions of this Exhibit.

(b)	Reports on Form 8-K

On October 28, 2003, we furnished a Form 8-K announcing financial results for the third quarter of 2003.

On December 19, 2003, we filed a Form 8-K announcing Genentech’s designation of additional antigens pursuant to the Collaboration Agreement between Seattle Genetics and Genentech dated April 19, 2002, triggering Genentech’s payment of a $3.0 million fee and purchase of $7.0 million of our common stock in a private placement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

Date: March 15, 2004	By:	/s/ Clay B. Siegall
Clay B. Siegall President & Chief Executive Officer

Date: March 15, 2004	By:	/s/ Tim J. Carroll
Tim J. Carroll Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clay B. Siegall and H. Perry Fell, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CLAY B. SIEGALL Clay B. Siegall	President, Chief Executive Officer and Director	March 15, 2004

/S/ DOUGLAS E. WILLIAMS Douglas E. Williams	Chief Scientific Officer, Executive Vice President, Research & Development and Director	March 15, 2004

/S/ H. PERRY FELL	Chairman of the Board and Director	March 15, 2004
H. Perry Fell

/S/ MICHAEL F. POWELL	Director	March 15, 2004
Michael F. Powell

/S/ DOUGLAS G. SOUTHERN	Director	March 15, 2004
Douglas G. Southern

/S/ MARC E. LIPPMAN	Director	March 15, 2004
Marc E. Lippman

/S/ KARL ERIK HELLSTROM Karl Erik Hellstrom	Director	March 15, 2004

/S/ SRINIVAS AKKARAJU Srinivas Akkaraju	Director	March 15, 2004

/S/ FELIX BAKER Felix Baker	Director	March 15, 2004