Form 10-Q
period 2004-03-31
SEATTLE GENETICS INC /WA
filed 2004-05-10
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 40,207,615 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Seattle Genetics, Inc.

Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$16,886	$9,625
Short-term investments	33,764	31,205
Interest receivable	1,036	670
Accounts receivable	1,171	826
Prepaid expenses and other	662	345

Total current assets	53,519	42,671
Property and equipment, net	6,720	5,500
Restricted investments	980	976
Long-term investments	81,021	32,852

Total assets	$142,240	$81,999

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,679	$1,726
Current portion of deferred revenue	4,041	2,106

Total current liabilities	7,720	3,832

Long-term liabilities
Deferred rent	416	390
Deferred revenue, less current portion	3,308	2,899

Total long-term liabilities	3,724	3,289

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized: Series A convertible preferred stock, 1,640,000 shares issued and outstanding	2	2
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,205,605 and 32,031,148 issued and outstanding, respectively	40	32
Additional paid-in capital	216,728	154,497
Deferred stock compensation	(700)	(990)
Accumulated other comprehensive income	93	39
Accumulated deficit	(85,367)	(78,702)

Total stockholders’ equity	130,796	74,878

Total liabilities and stockholders’ equity	$142,240	$81,999

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
Revenues
Collaboration and license agreements	$1,972	$679
Government grants	—	31

Total revenues	1,972	710

Operating expenses
Research and development (excludes non-cash stock-based compensation expense of $41 and $46, respectively)	7,572	5,528
General and administrative (excludes non-cash stock-based compensation expense of $112 and $298, respectively)	1,455	1,138
Non-cash stock-based compensation expense	153	344

Total operating expenses	9,180	7,010

Loss from operations	(7,208)	(6,300)
Investment income, net	543	338

Net loss	(6,665)	(5,962)
Non-cash accretion of preferred stock deemed dividend	(2,244)	—

Net loss attributable to common stockholders	$(8,909)	$(5,962)

Net loss per share – basic and diluted	$(0.24)	$(0.20)

Weighted-average shares - basic and diluted	36,548	30,550

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statement of Stockholders’ Equity

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Additional paid-in capital	Deferred Stock compensation	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	1,640	$2	32,031	$32	$154,497	$(990)	$39	$(78,702)	$74,878
Issuance of common stock for employee stock purchase plan	—	—	32	—	96	—	—	—	96
Stock option exercises	—	—	93	—	178	—	—	—	178
Follow-on public offering (net of issuance costs of $4,310)	—	—	8,050	8	62,094	—	—	—	62,102
Deferred stock compensation	—	—	—	—	(137)	137	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	153	—	—	153
Unrealized gain on investments	—	—	—	—	—	—	64	—	64
Reclassification adjustment for gains included in net loss	—	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	—	(6,665)	(6,665)

Comprehensive loss	—	—	—	—	—	—	—	—	(6,611)

Balances at March 31, 2004	1,640	$2	40,206	$40	$216,728	$(700)	$93	$(85,367)	$130,796

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statement of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2004	2003
Operating activities
Net loss	$(6,665)	$(5,962)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	153	344
Depreciation and amortization	339	330
Realized gain on sale of investments	(10)	—
Amortization on investments	536	98
Deferred rent	26	36
Changes in operating assets and liabilities
Interest receivable	(366)	87
Accounts receivable	(345)	64
Prepaid expenses and other	(317)	(404)
Accounts payable and accrued liabilities	1,172	265
Deferred revenue	2,344	(325)

Net cash used in operating activities	(3,133)	(5,467)

Investing activities
Purchases of investments	(61,664)	(1,874)
Proceeds from sale and maturities of investments	10,460	8,674
Purchases of property and equipment	(778)	(136)

Net cash (used in) provided by investing activities	(51,982)	6,664

Financing activities
Net proceeds from issuance of common stock	62,376	75

Net cash provided by financing activities	62,376	75

Net increase in cash and cash equivalents	7,261	1,272
Cash and cash equivalents, at beginning of period	9,625	9,181

Cash and cash equivalents, at end of period	$16,886	$10,453

Supplemental disclosures
Non-cash investing and financing activities
Decrease in deferred stock compensation	$(137)	$(87)

Leasehold improvement construction costs accrued	$781	$—

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

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Collaborations, license and contract manufacturing agreements

In February 2004, the Company entered into an agreement with Abbott Laboratories for manufacturing of its SGN-30 monoclonal antibody product candidate. This antibody is also used in the Company’s SGN-35 antibody-drug conjugate (ADC) product candidate. Under the terms of the agreement, Abbott has agreed to perform scale-up and GMP manufacturing for clinical trials, as well as supply commercial-grade material to support potential regulatory approval and commercial launch. The Company’s total costs through 2005 of manufacturing SGN-30 with Abbott could be up to $8.9 million, of which $789,000 was expensed during the first quarter of 2004.

In January 2004, the Company and Protein Design Labs agreed to expand their ongoing ADC collaboration. The Company has agreed to provide additional support to Protein Design Labs in their development of ADC product candidates in exchange for receipt of increased fees, milestones and royalties on net sales of any ADC products resulting from the collaboration. Protein Design Labs is responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this collaboration. During the first quarter of 2004, the Company supplied Protein Design Labs with research grade materials for which the Company recognized $800,000 in revenue. Additionally, Protein Design Labs and the Company entered into a license agreement that granted the Company a license and options for two additional licenses under Protein Design Lab’s antibody humanization patents. Under the terms of the license agreement, the Company is required to pay Protein Design Labs annual maintenance fees and royalties on net sales of products using Protein Design Labs’ antibody humanization technology.

3. Common stock financing

In February 2004, the Company completed a follow-on public offering of 7,000,000 shares of common stock. In addition, the underwriters of the public offering exercised their over-allotment option in full and purchased an additional 1,050,000 shares of common stock. Total gross proceeds from this offering were approximately $66.4 million, with total net proceeds to the Company of approximately $62.1 million after the deduction of the discount paid to the underwriters and other actual and estimated offering expenses payable by the Company.

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

The following table illustrates the effect on net loss and loss per share attributable to common stockholders under SFAS No. 123 had been applied to all outstanding and unvested awards and shares issued under the Company’s Employee Stock Purchase Plan in each period (unaudited - in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Net loss attributable to common stockholders as reported	$(8,909)	$(5,962)
Add: stock-based compensation for employees under APB No. 25 included in reported net loss	144	400
Deduct: total stock-based compensation expense for employees determined under the fair value method	(1,500)	(1,407)

Pro forma net loss attributable to common stockholders	$(10,265)	$(6,969)

Basic and diluted net loss per share
As reported	$(0.24)	$(0.20)

Pro forma	$(0.28)	$(0.23)

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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (unaudited - in thousands, except per share amounts):

	Three months ended, March 31,
	2004	2003
Net loss attributable to common stockholders	$(8,909)	$(5,962)
Weighted-average shares basic and diluted	36,548	30,550

Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(0.20)

Antidilutive securities not included in net loss per share attributable to common stockholders calculation
Convertible preferred stock	16,400	—
Warrants to purchase common stock	2,050	—
Options to purchase common stock	5,029	4,112
Restricted shares of common stock subject to repurchase	59	185

Total	23,538	4,297

6. Investments

Investments, classified as available-for-sale, consist of the following (unaudited - in thousands):

	Fair Value March 31, 2004	Fair Value December 31, 2003
Mortgage-backed securities	$64,041	$32,853
U.S. corporate obligations	45,019	29,967
Taxable municipal bonds	5,523	1,187
U.S. government and agencies	1,182	1,026

Total	$115,765	$65,033

Reported as:
Long-term investments	$81,021	$32,852
Short-term investments	33,764	31,205
Restricted investments	980	976

Total	$115,765	$65,033

The estimated fair value of investments, by contractual maturity, consists of the following:

	Fair Value March 31, 2004	Fair Value December 31, 2003
Due in one year or less	$34,269	$32,180
Due in one year through two years	17,455	—
Mortgage-backed securities	64,041	32,853

Total	$115,765	$65,033

7. Property and equipment

Property and equipment consists of the following (unaudited - in thousands):

	March 31, 2004	December 31, 2003
Leasehold improvements	$3,864	$3,863
Laboratory equipment	3,449	3,189
Computers and office equipment	972	931
Furniture and fixtures	878	872
Construction in progress	1,342	91

	10,505	8,946
Less: accumulated depreciation and amortization	(3,785)	(3,446)

Total	$6,720	$5,500

The Company is making capital expenditures for additional improvements to the Company’s headquarters and operations facility for lab and office expansion. Construction in progress consists of architectural services, permits, deposits on lab equipment and construction payments for these improvements. The Company in aggregate has remaining commitments of approximately $2.8 million for construction-related activities which are anticipated to be completed during the second half of 2004.

The majority of the Company’s property and equipment is secured as collateral for certain obligations under its office and laboratory lease agreement.

8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consists of the following (unaudited - in thousands):

	March 31, 2004	December 31, 2003
Trade accounts payable	$2,759	$939
Compensation and benefits	721	655
Franchise and local taxes	137	126
Clinical trial costs	62	6

Total	$3,679	$1,726

9. Commitments and contingencies

As of March 31, 2004, the Company had restricted investments totaling $980,000 as collateral for certain obligations of its office and laboratory lease. These investment securities are restricted as to withdrawal and are managed by a third party. The lease terms provide for changes in the amounts pledged based upon the Company’s market capitalization, stockholders’ equity or cash and investments balance, and decreases beginning in the fourth year of the lease. In the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company will be obligated to increase its restricted investment balance to approximately $3.4 million. As of March 31, 2004, the Company was in compliance with these thresholds.

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

Overview

We focus on the development of monoclonal antibody-based therapeutic products for the treatment of cancer and immunologic diseases. We currently have two product candidates in phase II clinical trials, SGN-30 and SGN-15, and one product candidate in phase I clinical trials, SGN-40. Additionally, we have three product candidates in preclinical development: SGN-35, SGN-75 and SGN-17/19. Our pipeline of product candidates is based upon three technologies: genetically engineered monoclonal antibodies, monoclonal antibody-drug conjugates (ADCs) and antibody-directed enzyme prodrug therapy (ADEPT). These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as increase the potency of monoclonal antibodies by enhancing their cell-killing ability. We also have active programs to identify and in-license novel antigens and new monoclonal antibodies.

Since our inception, we have incurred substantial losses and, as of March 31, 2004, we had an accumulated loss of $85.4 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody-based technologies, clinical trial costs, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs and non-cash stock-based compensation expenses. We expect that our losses will continue for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

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

Results of Operations

Three months ended March 31, 2004 and 2003

Revenues.

	Three months ended March 31,
Revenues ($ in thousands)	2004	2003	% change
Collaborations and license agreements	$1,972	$679	190%
Government grants	—	31	-100%

Total revenues	$1,972	$710	178%

Total revenues for the first quarter of 2004 were $2.0 million, a 178% increase from the comparable period in 2003, primarily due to higher collaboration and license agreement revenues. Collaboration and license agreement revenue are further discussed below.

	Three months ended March 31,
Collaborations and license agreements ($ in thousands)	2004	2003	% change
Funded research and material supply fees	$1,471	$294	400%
Earned portion of technology access fees and milestones	501	385	30%

Total collaborations and license agreements	$1,972	$679	190%

Funded research and material supply fees increased 400% to $1.5 million in the first quarter of 2004 from the comparable period in 2003. This revenue growth came from increased fees earned as part of the research programs of our collaborators, Celltech Group, Genencor, Genentech and Protein Design Labs of approximately $377,000 and included $800,000 of material supply fees for the development of research grade materials for Protein Design Labs.

The earned portion of technology access fees and milestones increased 30% to $501,000 in the first quarter of 2004 from the comparable period in 2003. These revenues represent upfront technology access fees that are being recognized ratably over the research period of each collaboration.

We expect that future revenues will vary from quarter to quarter and from year to year based on the timing and amounts of payments under our current license and collaboration agreements and our ability to enter into additional agreements and obtain additional government grants.

Research and development.

Research and development expenses, excluding non-cash stock-based compensation expenses, increased 37% to $7.6 million in the first quarter of 2004 from the comparable period in 2003. The increase was principally due to costs related to the manufacturing of clinical grade materials of approximately $928,000 and personnel expenses of approximately $753,000. The number of research and development personnel increased to 91 at March 31, 2004 from 76 at March 31, 2003.

The manufacturing cost increases relate primarily to our agreement with Abbott Laboratories for the manufacturing of our SGN-30 monoclonal antibody product candidate. This antibody is also used in our SGN-35 ADC product candidate. We expect to incur approximately $8.9 million in manufacturing expenses under this agreement through 2005, of which approximately $789,000 has been expensed during the first quarter of 2004.

Our research and development expenses can be divided into research, development and contract manufacturing and clinical programs. We estimate the costs associated with these programs as follows:

	Three months ended March 31,
Research & Development ($ in thousands)	2004	2003	% change
Research	$2,540	$1,840	38%

Development and contract manufacturing	4,026	2,628	53%

Clinical	1,006	1,060	(5)%

Total	$7,572	$5,528	37%

Research expenses include, among other things, personnel, occupancy and laboratory expenses associated with the discovery and identification of new antigen targets and monoclonal antibodies and the development of novel classes of stable linkers and potent cell-killing drugs. Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and manufacturing of drug product for use in our clinical trials. Clinical expenses include personnel and occupancy expenses and external clinical trials costs including principal investigator fees, clinical site expenses, clinical research organization charges and regulatory activities associated with conducting human clinical trials. Costs associated with our clinical activities decreased slightly in the first quarter of 2004 from the comparable period in 2003 due to lower third-party costs and completion of patient enrollments in our SGN-15 trials.

Because of the large number of research and development programs ongoing at any one time and our ability to utilize staffing resources across several research programs, the majority of our research and development costs is not assigned to individual programs and is instead allocated among multiple programs. For purposes of reimbursement from our collaborators, we capture the level of effort expended on a project through our project tracking system, which is based primarily on the human resource time associated with each project, supplemented with material costs.

We anticipate that our research, development, contract manufacturing and clinical expenses will continue to grow in the foreseeable future as we expand our discovery and preclinical activities, as new product candidates enter clinical trials and as we advance our product candidates already in clinical trials, SGN-30, SGN-15 and SGN-40, to new clinical sites in North America and Europe. These expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, level of patients enrolled in our clinical trials and the outcome of each clinical trial event.

General and administrative.

General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 28% to $1.5 million in the first quarter of 2004 from the comparable period in 2003. The increase was due to additional administrative personnel, increased professional services and increased expenses for liability and directors’ and officers’ insurance totaling approximately $287,000. The number of general and administrative personnel increased to 22 at March 31, 2004 from 20 at March 31, 2003. We anticipate that general and administrative expenses will increase as our costs related to adding personnel in support of our operations increase. In addition, we will incur additional professional fees in order to comply with the requirements of the Sarbanes-Oxley Act of 2002 that go into effect for 2004 and 2005.

Non-cash stock-based compensation.

Non-cash stock-based compensation expense decreased 56% to $153,000 in the first quarter of 2004 from the comparable period in 2003. The decrease is attributable to the accelerated amortization of deferred stock-based compensation, changes for stock option cancellations from employees who have left the Company and changes in value of options subject to variable accounting. Variable accounting treatment results in charges or credits, recorded to non-cash stock-based compensation, depending on fluctuations in the market value of our common stock. We anticipate that non-cash stock-based compensation expense will continue to decrease in the future based upon scheduled amortizations in accordance with Financial Accounting Standards Board Interpretation No. 28. However, if new accounting rules become effective and require fair value accounting for stock options we expect to record additional stock-based compensation charges.

Investment income, net.

Investment income increased 61% to $543,000 in the first quarter of 2004 from the comparable period in 2003. The increase was primarily from interest income received from the net proceeds of approximately $62.1 million from our follow-on public offering of 8,050,000 shares of common stock that was completed in February 2004. We anticipate that investment income will exceed prior year’s performance because of our higher cash and investment balances expected during 2004.

Non-cash accretion of preferred stock deemed dividend.

Non-cash accretion of preferred stock deemed dividend was $2.2 million in the first quarter of 2004. As part of our Series A convertible preferred stock financing in July 2003, we are recording a non-cash accretion of preferred stock deemed dividend, which represents an increase to reported net loss in arriving at net loss attributable to common stockholders, using the effective interest method through the date of earliest conversion. We estimate that we will record additional non-cash accretion of preferred stock deemed dividend of $27.1 million and $7.2 million, respectively, in the second and third quarters of 2004. The non-cash accretion of the preferred stock deemed dividend will not have an effect on net loss or cash flows for the applicable reporting periods or have an impact on total stockholders’ equity as of the applicable reporting dates.

Liquidity and Capital Resources.

Liquidity and Capital Resources ($ in thousands)	March 31, 2004	December 31, 2003
Cash, cash equivalents and investments	$131,671	$73,682
Working capital	$45,799	$38,839

We have financed our operations primarily through the issuance of equity securities and funding from our collaboration and license agreements. During the first quarter of 2004, we received $62.1 million in net proceeds from our follow-on public offering and approximately $4.0 million in cash fees and milestones under our collaboration and license agreements.

At March 31, 2004, cash, cash equivalents, short-term and long-term investments totaled $131.7 million. Our cash, cash equivalents, short-term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts.

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

Capital expenditures during the first quarter of 2004 consisted primarily of construction in progress of approximately $470,000 for additional improvements to our existing headquarters and operations facility for lab and office expansion and lab equipment of approximately $260,000 in support of our research and development activities. In the comparable period in 2003, capital expenditures consisted primarily of lab equipment and related information systems. We expect that our 2004 capital expenditures will continue to increase based on additional improvements we are making to our existing headquarters and operations facility for lab and office expansion to accommodate future employee growth.

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

	Total	2004	2005-2006	2007-2008	Thereafter
Minimum payments under operating leases	$15,649	$1,555	$4,236	$4,360	$5,498
Minimum payments under manufacturing, license and collaboration agreements	$9,506	$7,327	$1,813	$366	$—
Construction and related lab equipment contracts	$2,814	$2,814	$—	$—	$—
Total	$27,969	$11,696	$6,049	$4,726	$5,498

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with approximately $980,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. Beginning in 2005, the lease provides for decreases in the restricted account balance on an annual basis. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we would be obligated to increase our restricted investment balance. At March 31, 2004, we were in compliance with these thresholds.

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

All of our product candidates are in early stages of development. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Currently, SGN-30, SGN-15 and SGN-40 are in clinical trials. We are also conducting preclinical development of SGN-35, SGN-75 and SGN-17/19. We expect that much of our efforts and expenditures over the next few years will be devoted to these clinical and preclinical product candidates. We have no products that have received regulatory approval for commercial sale.

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

Before we can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. Each of these trials requires the investment of substantial expense and time. We are currently conducting phase II clinical trials of our two most advanced product candidates and recently initiated a phase I clinical trial of a third product candidate. We expect to commence additional trials of these and other product candidates in the future. There are numerous factors that could delay each of these clinical trials or prevent us from completing these trials successfully.

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

We do not currently have the ability to manufacture ourselves the drug products that we need to conduct our clinical trials. We received clinical-grade SGN-15 from Bristol-Myers Squibb for our previous clinical trials, and have entered into agreements with contract manufacturers to supplement our supplies of SGN-15 as necessary for future studies, including ICOS Corporation, Albany Molecular Research and Sicor Inc., now a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. For SGN-30, we have contracted with ICOS to manufacture preclinical and early-stage clinical supplies and with Abbott Laboratories for late-stage clinical and commercial supplies. For SGN-40, Genentech manufactured substantial quantities of clinical grade material that have been transferred to us, and we intend to utilize contract manufacturers to supplement these supplies of SGN-40 as necessary. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including synthesis of our next generation drug-linker systems, conjugation, vialing and storage of our product candidates.

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

We have incurred net losses in each of our years of operation and, as of March 31, 2004, we had an accumulated loss of approximately $85.4 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In addition, as a result of our private placement of Series A convertible preferred stock and common stock warrants completed in 2003 from which we received $40.4 million of net proceeds, we will record an additional $34.3 million in non-cash accretion of preferred stock deemed dividend which will increase our reported net loss attributable to common stockholders in the second and third quarters of 2004. In the near term, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements and from government grants. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

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

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. During the first quarter of 2004, our stock price fluctuated between $8.10 and $10.90 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 47.2% percent of our voting power as of April 30, 2004. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures prior to the filing of this quarterly report. Based on that review, they have concluded that, as of the end of the period covered by this quarterly report, these controls and procedures were, in design and operation, effective to assure that the information required to be included in this quarterly report has been properly recorded, processed, summarized and reported to those responsible in order that it may be included in this quarterly report.

(b) Changes in internal controls. There have not been any changes in the Company’s internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2****	Amended and Restated Bylaws of Seattle Genetics, Inc.

3.3**	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

4.1*	Specimen Stock Certificate.

4.2*	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3****	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4***	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Amendment to Collaboration Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.2†	Patent Rights Master Agreement and Research License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.3†	Patent License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.4†	Development and Supply Agreement dated February 23, 2004 between Seattle Genetics, Inc. and Abbott Laboratories

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
**	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2003.
***	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2003.
****	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003.
†	Confidential treatment requested as to certain portions of this Exhibit.

(b) Reports on Form 8-K

On February 3, 2004, we furnished a Form 8-K announcing financial results for the fourth quarter and fiscal year end of 2003.

On February 5, 2004, we filed a Form 8-K announcing that we had entered into an underwriting agreement dated February 4, 2004 and the pricing of our public offering of 7,000,000 shares of common stock pursuant to such underwriting agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TIM J. CARROLL Tim J. Carroll Chief Financial Officer

Date: May 10, 2004

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2****	Amended and Restated Bylaws of Seattle Genetics, Inc.

3.3**	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

4.1*	Specimen Stock Certificate.

4.2*	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3****	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4***	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Amendment to Collaboration Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.2†	Patent Rights Master Agreement and Research License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.3†	Patent License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.4†	Development and Supply Agreement dated February 23, 2004 between Seattle Genetics, Inc. and Abbott Laboratories

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to the registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
**	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2003.
***	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2003.
****	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003.
†	Confidential treatment requested as to certain portions of this Exhibit.