Form 10-Q
period 2004-06-30
SEATTLE GENETICS INC /WA
filed 2004-08-10
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 6, 2004, there were 41,695,898 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Seattle Genetics, Inc.

Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	June 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$18,502	$9,625
Short-term investments	25,569	31,205
Interest receivable	1,190	670
Accounts receivable	705	826
Prepaid expenses and other	2,518	345

Total current assets	48,484	42,671
Property and equipment, net	8,919	5,500
Restricted investments	981	976
Long-term investments	76,280	32,852

Total assets	$134,664	$81,999

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,288	$1,726
Current portion of deferred revenue	4,981	2,106

Total current liabilities	8,269	3,832

Long-term liabilities
Deferred rent	439	390
Deferred revenue, less current portion	4,072	2,899

Total long-term liabilities	4,511	3,289

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized: Series A convertible preferred stock, 1,640,000 shares issued and outstanding	2	2
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,243,703 and 32,031,148 issued and outstanding, respectively	40	32
Additional paid-in capital	216,782	154,497
Deferred stock compensation	(124)	(990)
Accumulated other comprehensive income	(613)	39
Accumulated deficit	(94,203)	(78,702)

Total stockholders’ equity	121,884	74,878

Total liabilities and stockholders’ equity	$134,664	$81,999

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues
Collaboration and license agreements	$1,542	$1,489	$3,514	$2,168
Government grants	—	16	—	47

Total revenues	1,542	1,505	3,514	2,215

Operating expenses
Research and development (excludes non-cash stock-based compensation expense of $58, $194, $99 and $239, respectively)	9,014	5,633	16,586	11,161
General and administrative (excludes non-cash stock-based compensation expense of $475, $297, $587 and $596, respectively)	1,387	1,126	2,842	2,264
Non-cash stock-based compensation expense	533	491	686	835

Total operating expenses	10,934	7,250	20,114	14,260

Loss from operations	(9,392)	(5,745)	(16,600)	(12,045)
Investment income, net	556	241	1,099	579

Net loss	(8,836)	(5,504)	(15,501)	(11,466)
Non-cash accretion of preferred stock deemed dividend	(27,085)	—	(29,329)	—

Net loss attributable to common stockholders	$(35,921)	$(5,504)	$(44,830)	$(11,466)

Net loss per share – basic and diluted	$(0.89)	$(0.18)	$(1.17)	$(0.37)

Weighted-average shares - basic and diluted	40,192	30,619	38,370	30,585

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statement of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2004	2003
Operating activities
Net loss	$(15,501)	$(11,466)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	686	835
Depreciation and amortization	694	661
Realized gain on sale of investments	(10)	—
Amortization on investments	1,273	190
Deferred rent	49	69
Changes in operating assets and liabilities
Interest receivable	(520)	194
Accounts receivable	121	(748)
Prepaid expenses and other	(2,172)	(365)
Accounts payable and accrued liabilities	1,173	(216)
Deferred revenue	4,048	(565)

Net cash used in operating activities	(10,159)	(11,411)

Investing activities
Purchases of investments	(73,769)	(5,429)
Proceeds from sale and maturities of investments	34,057	16,686
Purchases of property and equipment	(3,725)	(244)

Net cash (used in) provided by investing activities	(43,437)	11,013

Financing activities
Net proceeds from issuance of common stock	62,473	79
Collection of notes receivable	—	89
Prepaid private placement costs	—	(323)

Net cash provided by financing activities	62,473	(155)

Net increase in cash and cash equivalents	8,877	(553)
Cash and cash equivalents, at beginning of period	9,625	9,181

Cash and cash equivalents, at end of period	$18,502	$8,628

Supplemental disclosures
Non-cash investing and financing activities
Decrease in deferred stock compensation	$(574)	$68

Leasehold improvement construction costs accrued	$389	$—

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

2. Collaborations, license and contract manufacturing agreements

In June 2004, the Company licensed its proprietary ADC technology to CuraGen Corporation for use with CuraGen’s antibodies for the treatment of cancer. CuraGen paid Seattle Genetics an upfront fee of $2.0 million for access to the ADC technology for one of CuraGen’s proprietary antibodies. CuraGen also has an option to access Seattle Genetics’ ADC technology for a second CuraGen proprietary antibody in exchange for payment of an additional fee. Under the terms of the multi-year agreement, Seattle Genetics may receive up to $28 million in progress-dependent milestone payments for two antibody therapeutics employing ADC technology and will receive royalties on net sales of any resulting products. The upfront fee will be recognized to revenue ratably over the research period of two years. Progress dependent milestones will be recognized to revenue as the milestones are achieved. CuraGen is responsible for research, product development, manufacturing and commercialization of all products under the collaboration. CuraGen will pay maintenance and material supply fees as well as research support payments to the Company for any assistance in developing ADC products.

3. Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB No. 25) as interpreted by Financial Accounting Standards Board Interpretation No. 44 (FIN 44) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123 and related interpretations). Under APB No. 25 and related interpretations, compensation expense is based on the difference, if any, of the fair value of the Company’s stock and the exercise price of the option as of the date of grant. These differences, if any, are deferred and amortized in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” (FIN No. 28) on an accelerated basis over the vesting period of the individual options.

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” and related interpretations.

The following table illustrates the effect on net loss attributable to common stockholders and loss per share attributable to common stockholders under SFAS No. 123 if applied to all outstanding and unvested awards under the Company’s 1998 Stock Option Plan and shares issued under the Company’s Employee Stock Purchase Plan in each period (unaudited - in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders as reported	$(35,921)	$(5,504)	$(44,830)	$(11,466)
Add: stock-based compensation for employees under APB no. 25 included in reported net loss	496	406	640	806
Deduct: total stock-based compensation expense from employees determined under the fair value method	(1,750)	(1,386)	(3,250)	(2,793)

Pro forma net loss attributable to common stockholders	$(37,175)	$(6,484)	$(47,440)	$(13,453)

Basic and diluted net loss per share
As reported	$(0.89)	$(0.18)	$(1.17)	$(0.37)

Pro forma	$(0.92)	$(0.21)	$(1.24)	$(0.44)

During the second quarter of 2004, the Company recognized a non-cash stock-based compensation charge of approximately $348,000 for accelerated vesting of stock options in connection with employee severance arrangements.

4. Net loss per share attributable to common stockholders

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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (unaudited - in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders	$(35,921)	$(5,504)	$(44,830)	$(11,466)
Weighted-average shares basic and diluted	40,192	30,619	38,370	30,585

Basic and diluted net loss per share attributable to common stockholders	$(0.89)	$(0.18)	$(1.17)	$(0.37)

Antidilutive securities not included in net loss per share attributable to common stockholders calculation
Convertible preferred stock	16,400	—	16,400	—
Warrants to purchase common stock	2,050	—	2,050	—
Options to purchase common stock	5,178	4,156	5,103	4,156
Restricted shares of common stock subject to repurchase	28	151	43	151

Total	23,656	4,307	23,596	4,307

5. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains or losses in available for sale investments are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows (unaudited - in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss	$(8,836)	$(5,504)	$(15,501)	$(11,466)
Unrealized loss on securities available for sale	(706)	(16)	(642)	(89)
Reclassification adjustment for gains included in net loss	—	—	(10)	—

Comprehensive loss	$(9,542)	$(5,520)	$(16,153)	$(11,555)

The Company has concluded that unrealized losses are temporary due to the ability of the Company to realize its investments at maturity.

6. Investments

Investments, classified as available-for-sale, consist of the following (unaudited - in thousands):

	Fair Value June 30 2004	Fair Value December 31, 2003
Adjustable mortgage-backed securities	$60,436	$32,853
U.S. corporate obligations	36,406	29,967
Taxable municipal bonds	5,488	1,187
U.S. government and agencies	500	1,026

Total	$102,830	$65,033

Reported as:
Long-term investments	$76,280	$32,852
Short-term investments	25,569	31,205
Restricted investments	981	976

Total	$102,830	$65,033

The estimated fair value of investments, by contractual maturity, consists of the following:

	Fair Value June 30, 2004	Fair Value December 31, 2003
Due in one year or less	$26,078	$32,180
Due in one year through two years	16,316	—
Adjustable mortgage-backed securities	60,436	32,853

Total	$102,830	$65,033

7. Prepaid expenses and other

Prepaid expenses and other consists of the following (unaudited - in thousands):

	June 30, 2004	December 31, 2003
Contract manufacturing	$1,734	$—
Insurance	457	124
Service contracts	204	139
License fees paid in advance	123	56
Prepaid public offering costs	—	26

Total	$2,518	$345

8. Property and equipment

Property and equipment consists of the following (unaudited - in thousands):

	June 30, 2004	December 31, 2003
Laboratory equipment	$3,914	$3,189
Leasehold improvements	3,866	3,863
Computers and office equipment	971	931
Furniture and fixtures	878	872
Construction in progress	3,393	91

	13,202	8,946
Less: accumulated depreciation and amortization	(4,103)	(3,446)

Total	$8,919	$5,500

The Company is making capital expenditures for additional improvements to the Company’s headquarters and operations facility for lab and office expansion. Construction in progress consists of architectural services, permits, deposits on lab equipment and construction payments for these improvements. The Company has remaining commitments of approximately $900,000 for construction-related activities which are anticipated to be completed during the second half of 2004.

The majority of the Company’s property and equipment is secured as collateral for certain obligations under its office and laboratory lease agreement.

9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consists of the following (unaudited - in thousands):

	June 30, 2004	December 31, 2003
Trade accounts payable	$1,788	$939
Compensation and benefits	1,038	655
Clinical trial costs	290	6
Franchise and local taxes	172	126

Total	$3,288	$1,726

10. Commitments and contingencies

As of June 30, 2004, the Company had restricted investments totaling $981,000 as collateral for certain obligations of its office and laboratory lease. These investment securities are restricted as to withdrawal and are managed by a third party. The lease terms provide for changes in the amounts pledged based upon the Company’s market capitalization, stockholders’ equity or cash and investments balance, and decreases beginning in 2005. In the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company will be obligated to increase its restricted investment balance to approximately $3.4 million. As of June 30, 2004, the Company was in compliance with these thresholds.

As part of the Company’s manufacturing agreement with Abbott Laboratories for the manufacture of the Company’s SGN-30 monoclonal antibody product candidate, which is also the antibody component of the SGN-35 ADC product candidate, the Company expects to incur approximately $8.9 million in manufacturing expenses through 2005, of which approximately $2.4 million was expensed in the second quarter and $3.2 million in the first six months of 2004.

11. Subsequent event

In July 2004, the Company and Celera Genomics Group, an Applera Corporation business, formed a strategic collaboration to jointly discover and develop antibody-based therapies for cancer. Products developed under the collaboration may include either monoclonal antibodies or ADCs. Under the terms of the multi-year agreement, Celera Genomics and the Company will jointly designate a number of cell-surface proteins discovered and validated through Celera Genomics’ proprietary proteomic platform as antigen targets. The Company will carry out initial screening to generate and select the appropriate corresponding antibodies or ADCs for joint development and commercialization. Celera Genomics and the Company will co-fund preclinical and clinical product development and will share any profits resulting from collaboration products. Either party may opt out of co-development of a particular product and receive royalties on net sales. Celera Genomics will also pay progress-dependent commercialization milestones to the Company for any co-developed ADCs.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. The adoption of the remaining portions of EITF 03-01 is not expected to have a material impact on the Company’s results of operations or financial condition.

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

Since our inception, we have incurred substantial losses and, as of June 30, 2004, we had an accumulated loss of $94.2 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody-based technologies, clinical trial costs, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs and non-cash stock-based compensation expenses. We expect that our losses will continue for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

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

Results of Operations

Three months and six months ended June 30, 2004 and June 30, 2003

Revenues.

	Three months ended June 30,			Six months ended June 30,
Revenues ($ in thousands)	2004	2003	% change	2004	2003	% change
Funded research and material supply fees	$690	$859	-20%	$2,161	$1,153	87%
Earned portion of technology access fees and milestones	852	630	35%	1,353	1,015	33%

Total collaborations and license agreements	$1,542	$1,489	4%	$3,514	$2,168	62%
Government grants	—	16	-100%	—	47	-100%

Total revenues	$1,542	$1,505	2%	$3,514	$2,215	59%

Total revenues increased 2% to $1.5 million in the second quarter and 59% to $3.5 million in the first six months of 2004 from the comparable periods in 2003.

Funded research and material supply fees decreased 20% to $690,000 in the second quarter of 2004 from the comparable period in 2003 due to lower levels of billable fees under funded research and material supply fees. In the first six months of 2004, funded research and material supply fees increased 87% to $2.2 million from the comparable period in 2003. This revenue growth came from increased fees earned as part of research programs with our collaborators Celltech Group, Genencor, Genentech and Protein Design Labs and material supply fees for research grade materials supplied to Protein Design Labs.

The earned portion of technology access fees and milestones increased 35% to $852,000 in the second quarter and 33% to $1.4 million in the first six months of 2004 from the comparable periods in 2003. These revenues represent upfront technology access fees that are being recognized ratably over the research period of each collaboration and milestone payments received from our collaborators.

We expect that future revenues will vary from quarter to quarter and from year to year based on the timing and amounts of payments under our current license and collaboration agreements and our ability to enter into additional agreements and obtain additional government grants.

Research and development.

	Three months ended June 30,			Six months ended June 30,
Research & Development ($ in thousands)	2004	2003	% change	2004	2003	% change
Research	$2,279	$1,673	36%	$4,819	$3,513	37%
Development and contract manufacturing	5,141	3,060	68%	9,167	5,688	61%
Clinical	1,594	900	77%	2,600	1,960	33%

Total	$9,014	$5,633	60%	$16,586	$11,161	49%

Research and development expenses, excluding non-cash stock-based compensation expenses, increased 60% to $9.0 million in the second quarter of 2004 and 49% to $16.6 million in the first six months of 2004 from the comparable periods in 2003. In the second quarter of 2004, this increase was principally due to costs related to the manufacturing of clinical grade materials of approximately $1.7 million, expanded clinical trial activities of approximately $596,000 and personnel expenses of approximately $563,000. In the first six months of 2004, this increase was principally due to costs related to the manufacturing of clinical grade materials of approximately $2.6 million, personnel expenses of approximately $1.3 million, lab supplies related to employee growth of approximately $595,000 and expanded clinical trial activities of approximately $530,000. The number of research and development personnel increased to 97 at June 30, 2004 from 78 at June 30, 2003.

The manufacturing cost increases relate primarily to our agreement with Abbott Laboratories for the manufacturing of our SGN-30 monoclonal antibody product candidate. This antibody is also used in our SGN-35 ADC product candidate. We expect to incur approximately $8.9 million in manufacturing expenses under this agreement through 2005, of which approximately $2.4 million was expensed in the second quarter and $3.2 million in the first six months of 2004.

Clinical costs increased in the second quarter of 2004 from the comparable period in 2003 due to expanded third-party costs for our SGN-30 trials and new patient enrollments in our SGN-40 trials.

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

We anticipate that our research, development, contract manufacturing and clinical expenses will continue to grow in the foreseeable future as we expand our discovery and preclinical activities, as new product candidates enter clinical trials and as we advance our product candidates already in clinical trials, SGN-30, SGN-15 and SGN-40, to new clinical sites in North America and Europe. These expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

General and administrative.

General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 23% to $1.4 million in the second quarter and 26% to $2.8 million in the first six months of 2004 from the comparable periods in 2003. These increases were primarily due to additional administrative personnel and increased professional service fees. The number of general and administrative personnel increased to 23 at June 30, 2004 from 20 at June 30, 2003. We anticipate that general and administrative expenses will increase as our costs related to adding personnel in support of our operations increase. In addition, we will incur additional professional service fees in order to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Non-cash stock-based compensation.

Non-cash stock-based compensation expense increased 9% to $533,000 in the second quarter and decreased 18% to $686,000 in the first six months of 2004 from the comparable periods in 2003. In the second quarter, the increase is attributable to a non-cash stock-based compensation charge of approximately $348,000 for accelerated vesting of stock options for employee severance pay. Excluding this charge, the decrease in the first six months is attributable to the accelerated amortization of deferred stock-based compensation, changes for unvested stock option forfeitures from employees who have left the Company and changes in value of options subject to variable accounting. Variable accounting treatment results in charges or credits, recorded to non-cash stock-based compensation, depending on fluctuations in the market value of our common stock. We anticipate that non-cash stock-based compensation expense will decrease in the future based upon scheduled amortization in accordance with Financial Accounting Standards Board Interpretation No. 28. However, if new accounting rules become effective and require fair value accounting for stock options we expect to record additional stock-based compensation charges.

Investment income, net.

Investment income increased 131% to $556,000 in the second quarter and 90% to $1.1 million in the first six months of 2004 from the comparable periods in 2003. The increase was primarily from interest income received from the net proceeds of approximately $62.1 million from our follow-on public offering of 8,050,000 shares of common stock that was completed in February 2004. We anticipate that investment income will continue to exceed prior year’s levels because of our expected higher cash and investment balances in 2004.

Non-cash accretion of preferred stock deemed dividend.

Non-cash accretion of preferred stock deemed dividend was $27.1 million in the second quarter and $29.3 million in the first six months of 2004. As part of our Series A convertible preferred stock financing in July 2003, we are recording a non-cash accretion of preferred stock deemed dividend, which represents an increase to reported net loss in arriving at net loss attributable to common stockholders, using the effective interest method through July 9, 2004. We estimate that we will record additional non-cash accretion of preferred stock deemed dividend of $7.2 million in the third quarter of 2004. The non-cash accretion of the preferred stock deemed dividend does not have an effect on net loss or cash flows for the applicable reporting periods or have an impact on total stockholders’ equity as of the applicable reporting dates.

Liquidity and Capital Resources.

Liquidity and Capital Resources ($ in thousands)	June 30, 2004	December 31, 2003
Cash, cash equivalents and investments	$120,351	$73,682
Working capital	$40,215	$38,839

We have financed our operations primarily through the issuance of equity securities and funding from our collaboration and license agreements. During the first six months of 2004, we received $62.1 million in net proceeds from a follow-on public offering and approximately $7.7 million in cash fees and milestone payments under our collaboration and license agreements.

At June 30, 2004, cash, cash equivalents, short-term and long-term investments totaled $120.4 million. Our cash, cash equivalents, short-term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, adjustable mortgage-backed securities, commercial paper and money market accounts.

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

Capital expenditures during the first six months of 2004 were $3.7 million. These expenditures consisted primarily of construction in progress of approximately $2.9 million for additional improvements to our existing headquarters and operations facility for lab and office expansion and lab equipment purchases of approximately $725,000. In the comparable period in 2003, capital expenditures of $244,000 consisted primarily of lab equipment and related information systems. We expect that our remaining 2004 capital expenditures will decrease from the first six months as we complete the additional improvements we are making to our existing headquarters and operations facility for lab and office expansion.

We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of spending will accelerate as a result of the increased costs and expenses associated with adding personnel, clinical trials, regulatory filings, manufacturing, and research and development activities. However, we may experience fluctuations in incurring these costs from quarter to quarter based on the timing of manufacturing campaigns, accrual of patients to clinical trials and collaborative activities. Certain external factors may influence our cash spending including the progress of our research and development activities, the cost of filing and enforcing patent claims and other intellectual property rights, competing technological and market developments and our ability to establish collaboration and license agreements.

Some of our manufacturing, license and collaboration agreements also provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones and the payment of royalties based on commercial product sales. We do not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years. The amounts set forth below could be substantially higher if we are required to make milestone payments or if we receive regulatory approvals or achieve commercial sales and are required to pay royalties earlier than anticipated.

The minimum payments under manufacturing, license and collaboration agreements in 2004 primarily represent contractual obligations related to manufacturing campaigns to perform scale-up and GMP manufacturing for monoclonal antibody products for use in our clinical trials.

	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter
Minimum payments under operating leases	$15,166	$1,047	$4,257	$4,364	$5,498
Minimum payments under manufacturing, license and collaboration agreements	$3,506	$1,232	$1,878	$396	$—
Construction and related lab equipment contracts	$889	$889	$—	$—	$—

Total	$19,561	$3,168	$6,135	$4,760	$5,498

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with approximately $981,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. Beginning in 2005, the lease provides for decreases in the restricted account balance on an annual basis. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we would be obligated to increase our restricted investment balance. At June 30, 2004, we were in compliance with these thresholds.

We believe that our current cash and investment balances will be sufficient to enable us to meet our anticipated expenditures and operating requirements for at least the next two years. However, changes in our business may occur that would consume available capital resources sooner than we expect. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements or, public or private equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs, which may adversely affect our business and operations.

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

Before we can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. Each of these trials requires the investment of substantial expense and time. We are currently conducting phase II clinical trials of our two most advanced product candidates and a phase I clinical trial of a third product candidate. We expect to commence additional trials of these and other product candidates in the future. There are numerous factors that could delay each of these clinical trials or prevent us from completing these trials successfully.

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

Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. We still only have limited efficacy data from our phase I and phase II clinical trials of SGN-30 and SGN-15 and have yet to receive any efficacy data from our phase I clinical trial of SGN-40. Phase I and phase II clinical trials are not primarily designed to test the efficacy of a drug candidate but rather to test safety, to study pharmacokinetics and pharmacodynamics and to understand the drug candidate’s side effects at various doses and schedules. For example, we are currently conducting a Phase II biomarker study of SGN-15 and plan to begin a second biomarker study in an effort to optimize dosing schedules of SGN-15 in combination with Taxotere. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. We believe that any clinical trial designed to test the efficacy of SGN-30, SGN-15 or SGN-40, whether phase II or phase III, will likely involve a large number of patients to achieve statistical significance and will be expensive. We may conduct lengthy and expensive clinical trials of SGN-30, SGN-15 or SGN-40, only to learn that the drug candidate is not an effective treatment. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause it to be redone or terminated. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be redone or terminated. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority may also vary significantly based on the type, complexity and novelty of the product involved, as well as other factors.

Our clinical trials may take longer to complete than we project or they may not be completed at all.

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. We depend on medical institutions to conduct our clinical trials and to the extent they fail to enroll patients for our clinical trials or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we may plan to conduct clinical trials in foreign countries in the future which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign clinical research organizations.

Clinical trials must be conducted in accordance with the FDA’s or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and institutional review boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under the FDA’s current Good Manufacturing Practices and other requirements in foreign countries, and may require large numbers of test patients. We, the FDA or other foreign governmental agencies might delay or halt our clinical trials of a product candidate for various reasons, including:

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

We do not currently have the ability to manufacture ourselves the drug products that we need to conduct our clinical trials and rely upon a limited number of manufacturers to supply our drug products. We received clinical-grade SGN-15 from Bristol-Myers Squibb for our previous clinical trials, and have entered into agreements with contract manufacturers to supplement our supplies of SGN-15 as necessary for future studies, including ICOS Corporation, Albany Molecular Research and Sicor Inc., now a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. For SGN-30, we have contracted with ICOS to manufacture preclinical and early-stage clinical supplies and with Abbott Laboratories for late-stage clinical and commercial supplies. For SGN-40, Genentech manufactured substantial quantities of clinical grade material that have been transferred to us, and we intend to utilize contract manufacturers to supplement these supplies of SGN-40 as necessary. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including synthesis of our next generation drug-linker systems, conjugation, vialing and storage of our product candidates.

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

Our second generation ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, and our ADEPT technology are still at relatively early stages of development. The ADC technology is used in our SGN-35 and SGN-75 product candidates and is the basis of our collaborations with Genentech, Celltech, Protein Design Labs and CuraGen. The ADEPT technology is used in our SGN-17/19 product candidate and is the basis of our collaboration with Genencor. We and our corporate collaborators are still conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies, and significant additional studies will be required before any of these ADC or ADEPT product candidates enter human clinical trials. For example, we have observed evidence of toxicity in some preclinical models with certain drug-linker forms and are focusing our efforts on forms with the lowest toxicity in order to maximize the therapeutic window of our ADC technology. In addition, preclinical models to study anti-cancer activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human cancer and there is no assurance that we will be able to use these technologies in the treatment of humans. Any failures or setbacks in our ADC or ADEPT programs could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding this technology, which would negatively affect our business and financial position.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability for some time, if at all. Our limited operating history may make it difficult to evaluate our business and an investment in our common stock.

We have incurred net losses in each of our years of operation and, as of June 30, 2004, we had an accumulated loss of approximately $94.2 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In addition, as a result of our private placement of Series A convertible preferred stock and common stock warrants completed in 2003 from which we received $40.4 million of net proceeds, we will record an additional $7.2 million in non-cash accretion of preferred stock deemed dividend which in the third quarter of 2004 will increase our reported net loss attributable to common stockholders. In the near term, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements and from government grants. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

In some circumstances we rely on collaborators to assist in the research and development activities necessary for the commercialization of our product candidates. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, we may not be able to commercialize our product candidates.

We have established and intend to continue to establish alliances with third-party collaborators to develop and market some of our current and future product candidates and to license our ADC and ADEPT technologies. We have licensed our ADC technology to Genentech, Celltech, Protein Design Labs and CuraGen, and have licensed our ADEPT technology to Genencor International. These collaborations provide us with cash and revenues through technology access and license fees, sponsored research fees, equity sales and potential milestone and royalty payments. We use these funds to partially fund the development costs of our internal pipeline of product candidates. Collaborations can also create and strengthen our relationships with leading biotechnology and pharmaceutical companies and may provide synergistic benefits by combining our technologies with the technologies of our collaborators. For example, in July 2004, we formed a collaboration with Celera Genomics Group, an Applera Corporation business, to jointly discover and develop antibody-based therapies for cancer.

Under certain conditions, our collaborators may terminate their agreements with us and discontinue use of our technologies. We cannot control the amount and timing of resources our collaborators may devote to products incorporating our technology. Additionally, our relationships with our collaborators divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators. Even if our collaborators continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our collaborators may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. If any of our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. Furthermore, if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable. In the future, we may not be able to locate third party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.

We depend on a small number of collaborators for most of our current revenue. The loss of any one of these collaborators could result in a substantial decline in our revenue.

We have collaborations with a limited number of companies. To date, almost all of our revenue has resulted from payments made under agreements with our corporate collaborators, and we expect that most of our future revenue will continue to come from corporate collaborations until the approval and commercialization of one or more of our product candidates. The failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments or royalties, could have a material adverse effect on our financial performance. In addition, a significant portion of revenue received from our corporate collaborators is derived from research and material supply fees, and a decision by any of our corporate collaborators to conduct more research and development activities themselves could significantly reduce the revenue received from these collaborations. Payments under our existing and future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

We rely on license agreements for certain aspects of our product candidates and technology. Failure to maintain these license agreements or to secure any required new licenses could prevent us from developing or commercializing our product candidates and technology.

We have entered into agreements with third-party commercial and academic institutions to license technology for use in our ADC technology and product candidates. Currently, we have license agreements with Bristol-Myers Squibb, Arizona State University, Genentech, Protein Design Labs, CLB Research and Development, ICOS Corporation, Mabtech AB and the University of Miami, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our product candidates. In addition, continued development and commercialization of our product candidates may require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

We rely on third parties to provide services in connection with our preclinical and clinical development programs. The inadequate performance by or loss of any of these service providers could affect our product candidate development.

Several third parties provide services in connection with our preclinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics and other outsourced activities. If these service providers do not adequately perform the services for which we have contracted or cease to continue operations and we are not able to quickly find a replacement provider or we lose information or items associated with our product candidates, our development programs may be delayed.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Genentech, Amgen, Immunogen, Biogen IDEC, Medarex, Chiron and Wyeth are developing and/or marketing products that may compete with ours. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive.

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

The holders of our Series A convertible preferred stock also have the right at any time to request that we register for resale the shares of our common stock that they acquire upon conversion of their Series A convertible preferred stock or upon exercise of their warrants to purchase our common stock, subject to certain limitations. In addition, the holders of our Series A convertible preferred stock may convert their Series A convertible preferred stock into common stock at any time and sell shares of the common stock acquired upon such conversion in the public market in reliance upon Rule 144. Future sales in the public market of such common stock, or the perception that such sales might occur, could adversely affect the prevailing market price of our common stock and could make it more difficult for us to raise funds through a public offering or private placement of our equity securities.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and may occur again in the future and as a result we may be required to make changes in our accounting policies. Compliance with new regulations regarding corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours and insurance costs are increasing as a result of this uncertainty and other factors. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from science and business activities to compliance activities. For example, we will incur substantial costs and expend significant resources to comply with the new regulations promulgated under Section 404 of the Sarbanes-Oxley Act of 2002. Similarly, if we are not able to meet the requirements of Section 404 and as a result must indicate that we have a significant deficiency in our internal controls, we may incur further costs and spend further management time to correct the significant deficiency and we may also suffer adverse effects as a result of such determination.

Our stock price may be volatile and our shares may suffer a decline in value.

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. During the second quarter of 2004, our stock price fluctuated between $6.80 and $9.64 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 44% percent of our voting power as of August 6, 2004. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

In addition to the 1,500,000 shares of Series A convertible preferred stock that are currently outstanding as of August 6, 2004, our Board of Directors has the authority to issue up to an additional 3,360,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Seattle Genetics without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Seattle Genetics, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state anti-takeover laws in Delaware and Washington related to corporate takeovers may prevent or delay a change of control of Seattle Genetics.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In accordance with our policy, we do not have any derivative financial instruments in our investment portfolio. We invest in high quality interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, adjustable mortgage-backed securities, commercial paper and money market accounts. Such securities are subject to interest rate risk and will rise and fall in value if market interest rates change; however, we do not expect any material loss from such interest rate changes.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 17, 2004, stockholders representing a total of 37,445,279 shares of common stock and 15,000,000 shares of Series A convertible preferred stock (on an as-converted basis) entitled to vote at the meeting, constituting a quorum, voted to approve the following proposals by the margins indicated:

1.	To elect two directors to our board of directors to hold office until the 2007 annual meeting of stockholders (voted on by the holders of common stock only).

	Number of Shares
Name	For	Withheld
Marc E. Lippman, M.D.	36,920,900	524,379
Douglas G. Southern	36,489,840	955,439

2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2004.

For	52,240,670
Against	190,868
Abstain	13,741

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2****	Amended and Restated Bylaws of Seattle Genetics, Inc.

3.3**	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

4.1*	Specimen Stock Certificate.

4.2*	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3****	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4***	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Collaboration Agreement dated June 22, 2004 between Seattle Genetics, Inc. and CuraGen Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
**	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2003.
***	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2003.
****	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003.
†	Confidential treatment requested as to certain portions of this Exhibit.

(b) Reports on Form 8-K

On April 27, 2004, we furnished a Form 8-K announcing financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TIM J. CARROLL
Tim J. Carroll
Chief Financial Officer

Date: August 10, 2004

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2****	Amended and Restated Bylaws of Seattle Genetics, Inc.

3.3**	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

4.1*	Specimen Stock Certificate.

4.2*	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3****	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4***	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Collaboration Agreement dated June 22, 2004 between Seattle Genetics, Inc. and CuraGen Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to the registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
**	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2003.
***	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2003.
****	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003.
†	Confidential treatment requested as to certain portions of this Exhibit.