Form 10-Q
period 2004-09-30
SEATTLE GENETICS INC /WA
filed 2004-11-10
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, there were 41,951,636 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Seattle Genetics, Inc.

Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	September 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$14,960	$9,625
Short-term investments	25,394	31,205
Interest receivable	785	670
Accounts receivable	647	826
Prepaid expenses and other	1,598	345

Total current assets	43,384	42,671
Property and equipment, net	9,685	5,500
Restricted investments	988	976
Long-term investments	71,996	32,852

Total assets	$126,053	$81,999

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$3,677	$1,726
Current portion of deferred revenue	3,621	2,106

Total current liabilities	7,298	3,832

Long-term liabilities
Deferred rent	456	390
Deferred revenue, less current portion	4,785	2,899

Total long-term liabilities	5,241	3,289

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized: Series A convertible preferred stock, 1,500,000 and 1,640,000 shares issued and outstanding, respectively	2	2
Common stock, $0.001 par value, 100,000,000 shares authorized, 41,728,568 and 32,031,148 issued and outstanding, respectively	42	32
Additional paid-in capital	217,087	154,497
Deferred stock compensation	(29)	(990)
Accumulated other comprehensive (loss) income	(17)	39
Accumulated deficit	(103,571)	(78,702)

Total stockholders’ equity	113,514	74,878

Total liabilities and stockholders’ equity	$126,053	$81,999

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues
Collaboration and license agreements	$1,491	$1,503	$5,005	$3,671
Government grants	—	22	—	69

Total revenues	1,491	1,525	5,005	3,740
Operating expenses
Research and development (excludes non-cash stock-based compensation expense of $33, $117, $131 and $356, respectively)	9,578	5,347	26,009	16,356
General and administrative (excludes non-cash stock-based compensation expense of $70, $222, $658 and $818, respectively)	1,692	1,324	4,689	3,740
Non-cash stock-based compensation expense	103	339	789	1,174

Total operating expenses	11,373	7,010	31,487	21,270

Loss from operations	(9,882)	(5,485)	(26,482)	(17,530)
Investment income, net	514	301	1,613	880

Net loss	(9,368)	(5,184)	(24,869)	(16,650)
Non-cash accretion of preferred stock deemed dividend	(7,229)	(15)	(36,558)	(15)

Net loss attributable to common stockholders	$(16,597)	$(5,199)	$(61,427)	$(16,665)

Net loss per share – basic and diluted	$(0.40)	$(0.17)	$(1.56)	$(0.54)

Weighted-average shares – basic and diluted	41,221	30,709	39,327	30,627

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statement of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2004	2003
Operating activities
Net loss	$(24,869)	$(16,650)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	789	1,174
Depreciation and amortization	1,175	994
Realized gain on sale of investments	(10)	(2)
Amortization on investments	1,895	531
Deferred rent	66	96
Changes in operating assets and liabilities
Interest receivable	(115)	(174)
Accounts receivable	179	(660)
Prepaid expenses and other	(1,252)	(326)
Accounts payable and accrued liabilities	1,951	911
Deferred revenue	3,401	(930)

Net cash used in operating activities	(16,790)	(15,036)

Investing activities
Purchases of investments	(103,090)	(52,027)
Proceeds from sale and maturities of investments	67,804	25,037
Purchases of property and equipment	(5,361)	(353)

Net cash used in investing activities	(40,647)	(27,343)

Financing activities
Net proceeds from issuance of common stock	62,772	584
Net proceeds from issuance of Series A convertible preferred stock and common stock warrants	—	40,375
Collection of notes receivable	—	271

Net cash provided by financing activities	62,772	41,230

Net increase (decrease) in cash and cash equivalents	5,335	(1,149)
Cash and cash equivalents, at beginning of period	9,625	9,181

Cash and cash equivalents, at end of period	$14,960	$8,032

Supplemental disclosures
Non-cash investing and financing activities
Increase (decrease) in deferred stock compensation	$(605)	$17

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

Reclassifications

Certain expense reclassifications have been made in prior period’s financial statements to conform to classifications used in the current quarter. These reclassifications have no impact on net loss, stockholders’ equity or cash flows as previously reported.

Research and development expenses

Research and development expenses consist of direct, third-party and overhead expenses for drug discovery and research, development activities, preclinical studies and for costs associated with clinical trial activities and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred. Research and development expenses under government grants approximate the revenue recognized under such agreements. Reimbursements for shared expenses received from collaborative partners are recorded as reductions of research and development expenses.

2. Collaboration agreements

In July 2004, the Company and Celera Genomics Group, an Applera Corporation business, formed a strategic collaboration to jointly discover and develop antibody-based therapies for cancer. Products developed under the collaboration may include either monoclonal antibodies or antibody-drug conjugates (ADCs). Under the terms of the multi-year agreement, Celera Genomics and the Company will jointly designate a number of cell-surface proteins discovered and validated through Celera Genomics’ proprietary proteomic platform as antigen targets. The Company will carry out initial screening to generate and select the appropriate corresponding antibodies or ADCs for joint development and commercialization. Celera Genomics and the Company will co-fund preclinical and clinical product development and will share any profits resulting from collaboration products. Either party may opt out of co-development of a particular product and receive royalties on net sales. Celera Genomics will also pay progress-dependent commercialization milestones to the Company for any co-developed ADCs.

In September 2004, Bayer Pharmaceuticals Corporation licensed the Company’s proprietary ADC technology. The license provides Bayer with rights to utilize the Company’s ADC technology to link cell-killing drugs to antibodies against a specific tumor target selected by Bayer. Bayer has paid the Company a $2.0 million upfront fee and, under the terms of the multi-year license agreement, may make progress-dependent milestone payments and pay royalties on net sales of resulting ADC products. Bayer is responsible for research, product development, manufacturing and commercialization of all products under the collaboration. The Company will receive material supply and annual maintenance fees as well as research support payments for any assistance provided to Bayer in developing ADC products. The upfront fee will be recognized as revenue ratably over the three year research period.

3. Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB No. 25) as interpreted by Financial Accounting Standards Board Interpretation No. 44 (FIN 44) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and related interpretations. Under APB No. 25 and related interpretations, compensation expense is based on the difference, if any, of the fair value of the Company’s stock and the exercise price of the option as of the date of grant. These differences, if any, are deferred and amortized in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” (FIN No. 28) on an accelerated basis over the vesting period of the individual options.

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

The following table illustrates the effect on net loss attributable to common stockholders and loss per share attributable to common stockholders under SFAS No. 123 if applied to all outstanding and unvested awards under the Company’s 1998 Stock Option Plan and shares issued under the Company’s Employee Stock Purchase Plan in each period (unaudited - in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders as reported	$(16,597)	$(5,199)	$(61,427)	$(16,665)
Add: stock-based compensation for employees under APB no. 25 included in reported net loss	64	248	704	1,054
Deduct: total stock-based compensation expense for employees determined under the fair value method	(719)	(1,007)	(3,969)	(3,800)

Pro forma net loss attributable to common stockholders	$(17,252)	$(5,958)	$(64,692)	$(19,411)

Basic and diluted net loss per share
As reported	$(0.40)	$(0.17)	$(1.56)	$(0.54)

Pro forma	$(0.42)	$(0.19)	$(1.64)	$(0.63)

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the Exposure Draft, and would be effective for public companies for periods beginning after June 15, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (unaudited - in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders	$(16,597)	$(5,199)	$(61,427)	$(16,665)
Weighted-average shares basic and diluted	41,221	30,709	39,327	30,627

Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(0.17)	$(1.56)	$(0.54)

Antidilutive securities not included in net loss per share attributable to common stockholders calculation
Convertible preferred stock	15,459	16,400	16,084	16,400
Warrants to purchase common stock	2,050	2,050	2,050	2,050
Options to purchase common stock	5,238	4,505	5,149	4,505
Restricted shares of common stock subject to repurchase	5	105	30	105

Total	22,752	23,060	23,313	23,060

5. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available for sale investments are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows (unaudited - in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss	$(9,368)	$(5,184)	$(24,869)	$(16,650)
Unrealized gain (loss) on securities available for sale	596	(220)	(46)	(309)
Reclassification adjustment for gains included in net loss	—	(2)	(10)	(2)

Comprehensive loss	$(8,772)	$(5,406)	$(24,925)	$(16,961)

The Company has concluded that unrealized losses are temporary due to the ability of the Company to realize its investments at maturity and that the unrealized losses are minor in relation to the Company’s cost. In addition, the Company currently has the ability and intent to hold these investments for a reasonable period of time until market interest rates decline or the rates on these investments step up and the Company is able to recover at least substantially all of the cost of the investments.

6. Investments

Investments, classified as available-for-sale, consist of the following (unaudited - in thousands):

	Fair Value September 30, 2004	Fair Value December 31, 2003
Adjustable mortgage-backed securities	$64,366	$32,853
U.S. corporate obligations	20,899	29,967
Taxable municipal bonds	12,642	1,187
U.S. government and agencies	471	1,026

Total	$98,378	$65,033

Reported as:
Long-term investments	$71,996	$32,852
Short-term investments	25,394	31,205
Restricted investments	988	976

Total	$98,378	$65,033

The estimated fair value of investments, by contractual maturity, consists of the following:

	Fair Value September 30, 2004	Fair Value December 31, 2003
Due in one year or less	$25,910	$32,180
Due in one year through two years	8,102	—
Adjustable mortgage-backed securities	64,366	32,853

Total	$98,378	$65,033

7. Prepaid expenses and other

Prepaid expenses and other consists of the following (unaudited - in thousands):

	September 30, 2004	December 31, 2003
Contract manufacturing	$900	$—
Insurance	320	124
Service contracts	248	139
License fees paid in advance	130	56
Prepaid public offering costs	—	26

Total	$1,598	$345

Contract manufacturing consists primarily of amounts paid in advance to Abbott Laboratories for the manufacture of the Company’s SGN-30 product candidate.

8. Property and equipment

Property and equipment consists of the following (unaudited - in thousands):

	September 30, 2004	December 31, 2003
Leasehold improvements	$7,486	$3,863
Laboratory equipment	4,549	3,189
Furniture and fixtures	1,141	931
Computers and office equipment	1,093	872
Construction in progress	—	91

	14,269	8,946
Less: accumulated depreciation and amortization	(4,584)	(3,446)

Total	$9,685	$5,500

The majority of the Company’s property and equipment is secured as collateral for certain obligations under its office and laboratory lease agreement.

9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following (unaudited - in thousands):

	September 30, 2004	December 31, 2003
Trade accounts payable	$2,059	$939
Compensation and benefits	1,009	655
Clinical trial costs	347	6
Franchise and local taxes	262	126

Total	$3,677	$1,726

10. Commitments and contingencies

As of September 30, 2004, the Company had restricted investments totaling $988,000 as collateral for certain obligations of its office and laboratory lease. These investment securities are restricted as to withdrawal and are managed by a third party. The lease terms provide for changes in the amounts pledged based upon the Company’s market capitalization, stockholders’ equity or cash and investments balance, and decreases beginning in 2005. In the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company will be obligated to increase its restricted investment balance to approximately $3.4 million. As of September 30, 2004, the Company was in compliance with these thresholds.

As part of the Company’s manufacturing agreement with Abbott Laboratories for the manufacture of the Company’s SGN-30 monoclonal antibody product candidate, which is also the antibody component of the SGN-35 ADC product candidate, the Company expects to incur approximately $8.9 million in manufacturing expenses through 2005, of which approximately $2.4 million was expensed in the third quarter and $5.5 million in the first nine months of 2004.

11. Subsequent event

On November 9, 2004, the Company announced that Genentech, Inc. has agreed to pay a technology access fee of $1.6 million to designate additional antigen targets under the parties’ existing ADC collaboration agreement. Under the terms of the agreement, Genentech has rights to use the Company’s ADC technology with antibodies against certain targets selected by Genentech. To date, the Company has received approximately $20 million in upfront, research and material supply fees and equity investments from

Genentech pursuant to the ADC collaboration, which was established in April 2002 and expanded in December 2003. Genentech has also agreed to make progress-dependent milestone payments and pay royalties on net sales of any resulting ADC products. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” which were to have been effective on June 15, 2004. On October 4, 2004, the Financial Accounting Standards Board (FASB) directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10 - 20 of Issue 03-01, which addresses the valuation and recognition of other-than-temporary losses. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Paragraphs 10 - 20 of Issue 03-01 will be effective when FASB Staff Position EITF Issue 03-01-a is finalized. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Under the remaining provisions of EITF 03-01 which were effective at December 31, 2003, companies are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. The Company is complying with the disclosure requirements in EITF 03-01 and the adoption of the remaining portions of EITF 03-01 is not expected to have a material impact on the Company’s results of operations and financial position.

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the Exposure Draft, and would be effective for public companies for periods beginning after June 15, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

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

Since our inception, we have incurred substantial losses and, as of September 30, 2004, we had an accumulated loss of $103.6 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody-based technologies, clinical trial costs, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs and non-cash stock-based compensation expenses. We expect that our losses will continue for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

We do not currently have any commercial products for sale. To date, our revenues have been derived principally from our collaboration and license agreements. In the future, our revenues may consist of milestone payments, technology licensing fees and sponsored research fees under existing and future collaborative arrangements, royalties from collaborations with current and future strategic partners and commercial product sales. Because a substantial portion of our revenues for the foreseeable future will depend on entering into new collaboration and license agreements and achieving development and clinical milestones under existing collaboration and license agreements, our results of operations may vary substantially from year to year and quarter to quarter. We believe that period to period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

Results of Operations

Three months and nine months ended September 30, 2004 and September 30, 2003

Revenues.

	Three months ended September 30,			Nine months ended September 30,
Revenues ($ in thousands)	2004	2003	% change	2004	2003	% change
Funded research and material supply fees	$635	$913	-30%	$2,796	$2,066	35%
Earned portion of technology access fees and milestones	856	590	45%	2,209	1,605	38%

Total collaborations and license agreements	1,491	1,503	-1%	5,005	3,671	36%
Government grants	—	22	-100%	—	69	-100%

Total revenues	$1,491	$1,525	-2%	$5,005	$3,740	34%

Total revenues decreased 2% to $1.5 million in the third quarter and increased 34% to $5.0 million in the first nine months of 2004 from the comparable periods in 2003.

Funded research and material supply fees decreased 30% to $635,000 in the third quarter of 2004 from the comparable period in 2003 due to lower levels of billable research and material supply fees. In the first nine months of 2004, funded research and material supply fees increased 35% to $2.8 million from the comparable period in 2003. We have received funded research and material supply fees as part of research programs with our collaborators Celltech Group, Curagen, Genencor, Genentech and Protein Design Labs and expect to receive funded research and material supply fees as part of our collaboration with Bayer.

The earned portion of technology access fees and milestones increased 45% to $856,000 in the third quarter and 38% to $2.2 million in the first nine months of 2004 from the comparable periods in 2003. These revenues represent upfront technology access fees that are being recognized ratably over the research period of each collaboration, as well as other fees received during the course of our collaborations.

We expect that future revenues will vary from quarter to quarter and from year to year based on the timing and amounts of payments under our current license and collaboration agreements and our ability to enter into additional agreements and obtain additional government grants.

Research and development.

	Three months ended September 30,			Nine months ended September 30,
Research & Development ($ in thousands)	2004	2003	% change	2004	2003	% change
Research	$2,147	$1,697	27%	$6,811	$5,058	35%
Development and contract manufacturing	5,704	2,806	103%	14,871	8,494	75%
Clinical	1,727	844	105%	4,327	2,804	54%

Total	$9,578	$5,347	79%	$26,009	$16,356	59%

Research and development expenses, excluding non-cash stock-based compensation expenses, increased 79% to $9.6 million in the third quarter of 2004 and 59% to $26.0 million in the first nine months of 2004 from the comparable periods in 2003. In the third quarter of 2004, this increase was principally due to costs related to the manufacturing of clinical grade materials of approximately $2.2 million, expanded clinical trial activities of approximately $844,000, personnel expenses of approximately $403,000 and additional costs related to the company’s expanded laboratory and office facility of approximately $293,000. In the first nine months of 2004, this increase was principally due to costs related to the manufacturing of clinical grade materials of approximately $4.8 million, personnel expenses of approximately $1.7 million, expanded clinical trial activities of approximately $1.4 million and lab supplies related to employee growth of approximately $844,000. The number of research and development personnel increased to 97 at September 30, 2004 from 75 at September 30, 2003.

The manufacturing cost increases relate primarily to our agreement with Abbott Laboratories for the manufacturing of our SGN-30 monoclonal antibody product candidate. This antibody is also used in our SGN-35 ADC product candidate. We expect to incur approximately $8.9 million in manufacturing expenses under this agreement through 2005, of which approximately $2.4 million was expensed in the third quarter and $5.5 million in the first nine months of 2004.

Clinical costs increased in the third quarter of 2004 from the comparable period in 2003 due to expanded third-party costs for our SGN-30 trials, new patient enrollments in our SGN-40 trials and costs for our phase II clinical trials of SGN-15.

We use our employee and infrastructure resources across several projects, including our discovery and research programs directed towards identifying novel antigen targets, monoclonal antibodies and new classes of stable linkers and cell-killing drugs. Many of our costs are not attributable to a specifically identified project, but instead are directed to overall research efforts. Accordingly, we do not allocate our infrastructure costs and do not account for internal research and development costs on a project-by-project basis. As a result, we cannot report actual total costs incurred for each of our clinical and preclinical projects on a project-by-project basis.

We do, however, separately account for significant third-party costs of development programs identified as product candidates for further preclinical and clinical development. The following table shows, for the periods presented, total payments that we made or expenses incurred for preclinical study support, clinical supplies and clinical trial services provided by third parties for each of our product candidates and the remaining unallocated costs for such periods:

	Three months ended September 30,		Nine months ended September 30,		Five years ended September 30, 2004
Product Candidates ($ in thousands)	2004	2003	2004	2003
SGN-30	$3,282	$1,165	$8,580	$3,208	$17,744
SGN-15	649	176	1,048	1,386	10,195
SGN-35	704	305	1,463	629	3,000
SGN-40	103	35	385	37	461

Total third party costs	4,738	1,681	11,476	5,260	31,400
Unallocated costs and overhead	4,840	3,666	14,533	11,096	59,006

Total research and development	$9,578	$5,347	$26,009	$16,356	$90,406

SGN-30 represents a majority of our total third party research and development payments made or expenses incurred by us due primarily to the costs of manufacturing SGN-30 for clinical trials. For SGN-40, Genentech manufactured substantial quantities of clinical grade material that have been transferred to us, which has enabled us to keep our third party costs associated with SGN-40 low during the initiation of our phase I clinical trials of SGN-40. However, we expect the third party costs associated with SGN-40 to increase as we engage contract manufacturers for later-stage clinical and commercial supplies. Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our product candidates toward eventual commercialization, the product candidates are tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that may take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

•	The number of patients who participate in the trials;

•	The length of time required to enroll trial participants;

•	The number of sites included in the trials;

•	The costs of producing supplies of the product candidates needed for clinical trials and regulatory submissions;

•	The efficacy and safety profile of the product candidate; and

•	The costs and timing of, and the ability to secure, regulatory approvals.

Furthermore, our strategy may include entering into collaborations with third parties to participate in the development and commercialization of some of our product candidates. In these situations, the preclinical development or clinical trial process for a product candidate and the estimated completion date may largely be under the control of that third party and not under our control.

We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “Important Factors That May Affect Our Business, Results of Operations and Stock Price.” As a result of the uncertainties discussed above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product candidate.

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

General and administrative.

General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 28% to $1.7 million in the third quarter and 25% to $4.7 million in the first nine months of 2004 from the comparable periods in 2003. These increases were primarily due to additional administrative personnel and increased professional service fees to facilitate compliance with the Sarbanes-Oxley Act of 2002. The number of general and administrative personnel increased to 25 at September 30, 2004 from 20 at September 30, 2003. We anticipate that general and administrative expenses will increase as our costs related to adding personnel in support of our operations increase.

Non-cash stock-based compensation.

Non-cash stock-based compensation expense decreased 70% to $103,000 in the third quarter and decreased 33% to $789,000 in the first nine months of 2004 from the comparable periods in 2003. In the third quarter, the decrease is primarily attributable to scheduled accelerated amortization of deferred stock-based compensation in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of stock option grants issued prior to March 6, 2001. The decrease in the first nine months is attributable to the accelerated amortization of deferred stock-based compensation, changes for unvested stock option forfeitures from terminated employees and changes in value of options subject to variable accounting. Also included in the first nine months is a non-cash stock-based compensation charge of approximately $348,000 for accelerated vesting of stock options for employee severance pay. Variable accounting treatment related to non-employee stock option grants results in charges, recorded to non-cash stock-based compensation, depending on fluctuations in the market value of our common stock. We anticipate that non-cash stock-based compensation expense will decrease in the future based upon scheduled amortization in accordance with Financial Accounting Standards Board Interpretation No. 28. However, as new accounting rules become effective in July 2005, we expect to record additional stock-based compensation charges.

Investment income, net.

Investment income increased 71% to $514,000 in the third quarter and 83% to $1.6 million in the first nine months of 2004 from the comparable periods in 2003. The increase was primarily due to interest income received from the net proceeds of approximately $62.1 million from our follow-on public offering of 8,050,000 shares of common stock that was completed in February 2004. We anticipate that investment income will continue to exceed prior year’s levels because of our expected higher cash and investment balances in 2004.

Non-cash accretion of preferred stock deemed dividend.

Non-cash accretion of preferred stock deemed dividend was $7.2 million in the third quarter and $36.6 million in the first nine months of 2004. As part of our Series A convertible preferred stock financing in July 2003, we are recording a non-cash accretion of preferred stock deemed dividend, which represents an increase to reported net loss in arriving at net loss attributable to common stockholders, using the effective interest method through July 9, 2004. After the quarter ended September 30, 2004, we will not record any additional non-cash accretion of preferred stock deemed dividend as part of our Series A convertible preferred stock financing transaction. The non-cash accretion of the preferred stock deemed dividend does not have an effect on net loss or cash flows for the applicable reporting periods or have an impact on total stockholders’ equity as of the applicable reporting dates.

Liquidity and Capital Resources.

Liquidity and Capital Resources ($ in thousands)	September 30, 2004	December 31, 2003
Cash, cash equivalents and investments	$112,350	$73,682
Working capital	$36,086	$38,839

We have financed our operations primarily through the issuance of equity securities and funding from our collaboration and license agreements. During the first nine months of 2004, we received $62.1 million in net proceeds from a follow-on public offering, approximately $8.6 million in cash fees and milestone payments under our collaboration and license agreements and approximately $669,000 in cash for stock option exercises and for common stock issued pursuant to our employee stock purchase plan.

At September 30, 2004, cash, cash equivalents, short-term and long-term investments totaled $112.4 million. Our cash, cash equivalents, short-term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, adjustable mortgage-backed securities, commercial paper and money market accounts.

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

Capital expenditures during the first nine months of 2004 were $5.4 million. These expenditures consisted primarily of completed construction of approximately $3.6 million for additional improvements to our existing headquarters and operations facility for lab and office expansion and lab equipment purchases of approximately $1.4 million. In the comparable period in 2003, capital expenditures of $353,000 consisted primarily of lab equipment and related information systems. We expect that our remaining 2004 capital expenditures will decrease from the first nine months because of the completion of our lab and office expansion to our existing headquarters and operations facility.

We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of overall spending will accelerate as a result of the increased costs and expenses associated with adding personnel, clinical trials, regulatory filings, manufacturing, and research and development activities. However, we may experience fluctuations in incurring these costs from quarter to quarter based on the timing of manufacturing campaigns, accrual of patients to clinical trials and collaborative activities. Certain external factors may influence our cash spending including the progress of our research and development activities, the cost of filing and enforcing patent claims and other intellectual property rights, competing technological and market developments and our ability to establish collaboration and license agreements.

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

The minimum payments under manufacturing, license and collaboration agreements in 2004 primarily represent contractual obligations related to manufacturing campaigns to perform scale-up and current Good Manufacturing Practices manufacturing for monoclonal antibody and ADC products for use in our clinical trials.

	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter
Minimum payments under operating leases	$14,642	$523	$4,257	$4,364	$5,498
Minimum payments under manufacturing, license and collaboration agreements	3,780	2,936	403	441	—

Total	$18,422	$3,459	$4,660	$4,805	$5,498

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with approximately $988,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. Beginning in 2005, the lease provides for decreases in the restricted account balance on an annual basis. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we would be obligated to increase our restricted investment balance. At September 30, 2004, we were in compliance with these thresholds.

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

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition. Revenues from the sale of products and services are recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fees are fixed and determinable and collectibility is assured. Revenues from multiple element arrangements involving upfront payments, license fees and milestone payments received for the delivery of rights or services representing the culmination of a separate earnings process are recognized when due and the amounts are considered collectible. Revenues from upfront payments, license fees and milestone payments received in connection with other rights or services which represent continuing obligations of Seattle Genetics are deferred until all of the elements have been delivered or we have verifiable and objective evidence of the fair value of the undelivered elements. Upfront payments and license fees are recognized ratably over the collaboration research period. Payments for the achievement of substantive milestones are recognized when the milestone is achieved and payments for milestones which are not substantive are recognized ratably over the research period. Seattle Genetics performs certain research and development activities on behalf of collaborative partners. Seattle Genetics is generally reimbursed at pre-determined billing rates. Seattle Genetics recognizes revenue as the activities are performed, but bills the collaborator monthly, quarterly or upon the completion of the effort, based on the terms of each agreement. Amounts earned, but not billed to the collaborator, are included in accounts receivable in the accompanying balance sheets.

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

Accrued Expenses. As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of services performed and the associated costs incurred for such services where we have not yet been invoiced or otherwise notified of actual cost. We make these estimates as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include:

•	Fees paid to contract research organizations in conjunction with clinical trials;

•	Fees paid to contract manufacturers in conjunction with manufacturing clinical grade materials; and

•	Professional service fees.

In accruing service fees, we estimate the time period over which services will be provided and the level of effort in each period. If the actual timing of the provision of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. In the event that we do not identify costs that have been incurred or we under-or-overestimated the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. We make judgments based upon the facts and circumstances known to us at the time and in accordance with generally accepted accounting principles.

Research and Development. We expense research and development costs as incurred. Research and development expenses consist of direct and overhead expenses for drug discovery and research, preclinical studies and for costs associated with clinical trial activities and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred. Research and development expenses under government grants approximate the revenue recognized under such agreements. Reimbursements for shared expenses received from collaborative partners are recorded as reductions of research and development expenses. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognize this cost, based on a variety of factors, beginning with the preparation for the clinical trial. This estimated cost includes payments to our contract research organizations for trial site and patient-related costs, including laboratory costs related to the conduct of the trial, and other costs. Our cost per patient varies based on the type of clinical trial, the site of the clinical trial and the length of the treatment period for each patient. As actual costs become known to us, we adjust our accrual; these changes in estimates may result in a change in our clinical study accrual, which could affect our results of operations.

Stock-based Compensation. We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of our common stock on the date of grant. We recognize no compensation expense on these employee stock option grants. We also have, in the past, granted stock options for a fixed number of shares to employees with an exercise price less than the fair value of our common stock on the date of grant. When this occurs, we recognize the difference between the exercise price and fair value as deferred stock compensation, which is amortized on an accelerated basis over the vesting period of the stock options. For certain stock options granted to nonemployees, we recognize as expense the estimated fair value of such options as calculated by the Black-Scholes option pricing model, which is re-measured during the service period. Fair value is determined using the Black-Scholes option pricing model and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. Changes in the fair value of our common stock during the service period will cause fluctuations in recognized compensation expense for variable options.

Income Taxes. We have net deferred tax assets which are fully offset by a valuation allowance due to our determination that net deferred assets will not be realized. We believe that a full valuation allowance will be required on losses reported in future periods. In the event we were to determine that we would be able to realize our net deferred tax assets in the future, an adjustment to the deferred tax asset would be made, a portion of which would increase income (or decrease losses) in the period in which such a determination was made.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, accrued expenses, research and development, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions.

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

Our product candidates are at early stages of development and, if we are not able to successfully develop and commercialize them, we may not generate sufficient revenues to continue our business operations.

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

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. We depend on medical institutions to conduct our clinical trials and to the extent they fail to enroll patients for our clinical trials or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we may conduct clinical trials in foreign countries in the future which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign clinical research organizations, as well as expose us to risks associated with foreign currency transactions insofar as we might desire to use U.S. dollars to make contract payments denominated in the foreign currency where the trial is being conducted.

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

We do not currently have the ability to manufacture ourselves the drug products that we need to conduct our clinical trials and rely upon a limited number of manufacturers to supply our drug products. We received clinical-grade SGN-15 from Bristol-Myers Squibb for our previous clinical trials, and have entered into agreements with contract manufacturers including ICOS Corporation, Albany Molecular Research and Sicor Inc., now a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd, to supplement our supplies of SGN-15 as necessary for future studies. For SGN-30, we have contracted with ICOS to manufacture preclinical and early-stage clinical supplies and with Abbott Laboratories for late-stage clinical and commercial supplies. For SGN-40, Genentech manufactured substantial quantities of clinical grade material that have been transferred to us, and we intend to utilize contract manufacturers to supplement these supplies of SGN-40 as necessary. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including synthesis of our next generation drug-linker systems, conjugation, vialing and storage of our product candidates.

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

The FDA requires that we demonstrate structural and functional comparability between the same drug product manufactured by different organizations. Because we have used or intend to use multiple sources to manufacture SGN-30, SGN-15 and SGN-40, we will need to conduct comparability studies to assess whether manufacturing changes have affected the product safety, identity, purity or potency of any commercial drug candidate compared to the drug candidate used in clinical trials. If we are unable to demonstrate comparability, the FDA could require us to conduct additional clinical trials, which would be expensive and significantly delay any commercialization.

Our second generation ADC technology and ADEPT technology are still at an early-stage of development and have not yet entered human clinical trials.

Our second generation ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, and our ADEPT technology are still at relatively early stages of development. The ADC technology is used in our SGN-35 and SGN-75 product candidates and is the basis of our collaborations with Genentech, Celltech, Protein Design Labs, CuraGen and Bayer. The ADEPT technology is used in our SGN-17/19 product candidate and is the basis of our collaboration with Genencor. We and our corporate collaborators are still conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies, and significant additional studies will be required before any of these ADC or ADEPT product candidates enter human clinical trials. For example, we have observed evidence of toxicity in some preclinical models with certain drug-linker forms and are focusing our efforts on forms with the lowest toxicity in order to maximize the therapeutic window of our ADC technology. In addition, preclinical models to study anti-cancer activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human cancer and there is no assurance that we will be able to use these technologies in the treatment of humans. Any failures or setbacks in our ADC or ADEPT programs could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding this technology, which would negatively affect our business and financial position.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability for some time, if at all. Our limited operating history may make it difficult to evaluate our business and an investment in our common stock.

We have incurred net losses in each of our years of operation and, as of September 30, 2004, we had an accumulated loss of approximately $103.6 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements and from government grants. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

In some circumstances we rely on collaborators to assist in the research and development activities necessary for the commercialization of our product candidates. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, we may not be able to commercialize our product candidates.

We have established and intend to continue to establish alliances with third-party collaborators to develop and market some of our current and future product candidates and to license our ADC and ADEPT technologies. We have licensed our ADC technology to Genentech, Celltech, Protein Design Labs, CuraGen and Bayer, and have licensed our ADEPT technology to Genencor International. These collaborations provide us with cash and revenues through technology access and license fees, sponsored research fees, equity sales and potential milestone and royalty payments. We use these funds to partially fund the development costs of our internal pipeline of product candidates. Collaborations can also create and strengthen our relationships with leading biotechnology and pharmaceutical companies and may provide synergistic benefits by combining our technologies with the technologies of our collaborators. For example, in July 2004, we formed a collaboration with Celera Genomics Group, an Applera Corporation business, to jointly discover and develop antibody-based therapies for cancer.

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

We are highly dependent on the efforts and abilities of the principal members of our senior management, including our Chief Executive Officer and our Chief Medical Officer. Additionally, we have several scientific personnel with significant and unique expertise in monoclonal antibodies and related technologies. The loss of the services of any one of the principal members of our managerial or scientific staff may prevent us from achieving our business objectives.

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

Moreover, government health administrative authorities, private health insurers and other organizations are increasingly challenging both the need for and the price of new medical products and services. Consequently, uncertainty exists as to the reimbursement status of newly approved therapeutics and diagnostics. For these and other reasons, physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that we develop and even if they do, reimbursement may not be available for our products to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. Similarly, even if we do receive reimbursement, the target market for our product may be small or the focus of intense competition and we may not realize an appropriate return on our investment in research and product development.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal control attestation and any inability to do so may negatively impact the report on our financial statements to be provided by our independent auditors.

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Subsequently, our independent auditors, PricewaterhouseCoopers LLP, will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2004. We have not yet completed our assessment of the effectiveness of our internal controls. We expect to comply with the reporting disclosure requirements of Section 404 by our year ending December 31, 2004, including remediation of any deficiencies identified in our existing internal controls. However, if we are not able to remediate any identified deficiencies in a timely fashion or to otherwise comply with the Section 404 disclosure requirements for the year ending December 31, 2004, we will not be able to give assurance regarding the effectiveness of our internal controls and the report on our financial statements provided by our independent auditors may be negatively impacted.

Legislative actions, potential new accounting pronouncements and higher insurance costs are likely to impact our future financial position or results of operations.

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and may occur again in the future and as a result we may be required to make changes in our accounting policies. Compliance with new regulations regarding corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours and insurance costs are increasing as a result of this uncertainty and other factors. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from science and business activities to compliance activities. For example, we have incurred and expect to continue to incur substantial costs and expend significant resources to comply with the new regulations promulgated under Section 404 of the Sarbanes-Oxley Act of 2002.

Our stock price may be volatile and our shares may suffer a decline in value.

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. During the third quarter of 2004, our stock price fluctuated between $4.33 and $7.21 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 43.6 percent of our voting power as of October 29, 2004. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

In addition to the 1,500,000 shares of Series A convertible preferred stock that are currently outstanding as of October 29, 2004, our Board of Directors has the authority to issue up to an additional 3,360,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Seattle Genetics without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Seattle Genetics, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state anti-takeover laws in Delaware and Washington related to corporate takeovers may prevent or delay a change of control of Seattle Genetics.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2****	Amended and Restated Bylaws of Seattle Genetics, Inc.

3.3**	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

4.1*	Specimen Stock Certificate.

4.2*	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3****	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4***	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Collaboration and License Agreement dated September 27, 2004 between Seattle Genetics, Inc. and Bayer Pharmaceuticals Corporation.

10.2†	Collaboration Agreement dated July 20, 2004 between Seattle Genetics, Inc. and Applera Corporation through its Celera Genomics Group.

10.3†	Amendment No. 2 to Collaboration Agreement dated August 16, 2004 between Seattle Genetics, Inc. and Genencor International, Inc.

10.4†	Amendment No. 3 to License Agreement dated August 17, 2004 between Seattle Genetics, Inc., and Arizona Science & Technology Enterprises d/b/a Arizona Technology Enterprises.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
**	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2003.
***	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2003.
****	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003.
†	Confidential treatment requested as to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TIM J. CARROLL
Tim J. Carroll
Chief Financial Officer

Date: November 10, 2004

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2****	Amended and Restated Bylaws of Seattle Genetics, Inc.

3.3**	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

4.1*	Specimen Stock Certificate.

4.2*	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3****	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4***	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Collaboration and License Agreement dated September 27, 2004 between Seattle Genetics, Inc. and Bayer Pharmaceuticals Corporation.

10.2†	Collaboration Agreement dated July 20, 2004 between Seattle Genetics, Inc. and Applera Corporation through its Celera Genomics Group.

10.3†	Amendment No. 2 to Collaboration Agreement dated August 16, 2004 between Seattle Genetics, Inc. and Genencor International, Inc.

10.4†	Amendment No. 3 to License Agreement dated August 17, 2004 between Seattle Genetics, Inc., and Arizona Science & Technology Enterprises d/b/a Arizona Technology Enterprises.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to the registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
**	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2003.
***	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2003.
****	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003.
†	Confidential treatment requested as to certain portions of this Exhibit.