Form 10-K
period 2004-12-31
SEATTLE GENETICS INC /WA
filed 2005-03-15
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  ☒    NO  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $160 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 42,140,428 shares of the registrant’s Common Stock issued and outstanding as of March 9, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2005.

SEATTLE GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1. Business.

Overview

Seattle Genetics is a biotechnology company focused on the development of monoclonal antibody-based therapeutic products for the treatment of cancer and immunologic diseases. We currently have three product candidates in clinical trials, SGN-30, SGN-15 and SGN-40, and four product candidates in preclinical development, SGN-35, SGN-70, SGN-75 and SGN-17/19. Our pipeline of product candidates is based upon three technologies: genetically engineered monoclonal antibodies, monoclonal antibody-drug conjugates (ADCs) and antibody-directed enzyme prodrug therapy (ADEPT). These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as to increase the potency of monoclonal antibodies by enhancing their cell-killing ability. We have licensed our ADC technology to Genentech, UCB Celltech, Protein Design Labs, CuraGen and Bayer Pharmaceuticals and our ADEPT technology to Genencor International. We also have research and in-licensing programs for novel antigens and new monoclonal antibodies.

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

There are a growing number of antibody-based products that have been approved for the treatment of cancer. These include five genetically engineered monoclonal antibodies (Rituxan, Herceptin, Campath, Avastin and Erbitux), two radionuclide-conjugated monoclonal antibodies (Zevalin and Bexxar) and an antibody-drug conjugate (Mylotarg). Together, these eight products generated sales of more than $3 billion in 2004. Additionally, there are many monoclonal antibodies in preclinical development and clinical trials that are likely to increase the number of monoclonal antibody-based commercial products in the future.

Cancer is the leading cause of death for people in the United States under the age of 85, resulting in over 570,000 deaths annually. The American Cancer Society estimates that 1.3 million new cases of cancer will be diagnosed in the United States during 2005. The World Health Organization estimates that more than ten million people worldwide are diagnosed with cancer each year, a rate that is expected to increase to an estimated 15 million people annually by the year 2020. Cancer causes six million deaths worldwide each year, and according to the National Cancer Institute, approximately 40 percent of people diagnosed with cancer will die within five years after receiving their first treatment.

Our Monoclonal Antibody Technologies

Our monoclonal antibody technologies are designed to maximize the antitumor activity of antibodies. Some monoclonal antibodies have significant intrinsic antitumor activity; however, many are not potent enough on their own to represent effective therapeutic agents. We use our ADC and ADEPT technologies to develop monoclonal antibody-based therapies that can more effectively kill target cells. We also evaluate the use of our monoclonal antibodies in combination with conventional chemotherapy, which can result in synergistic antitumor activity that is greater than when either therapy is administered alone.

Three distinct but related technologies form our core business and provide the potential for discovery and development of an array of monoclonal antibody-based therapeutics:

•	genetically engineered monoclonal antibodies;

•	monoclonal antibody-drug conjugates (ADCs); and

•	antibody-directed enzyme prodrug therapy (ADEPT).

Genetically Engineered Monoclonal Antibodies

Our antibodies are genetically engineered to reduce non-human protein sequences, thereby lowering the potential for patients to develop a neutralizing immune response and extending the duration for use in therapy. In general, there are three types of genetically engineered monoclonal antibodies being developed for human therapeutic use: chimeric, humanized and fully-human. A chimeric antibody contains a mixture of mouse and human sequences, usually 30 percent mouse and 70 percent human. Rituxan, the largest selling antibody product for cancer therapy, and Erbitux are both chimeric antibodies. Humanized antibodies contain over 90 percent human protein sequences, while fully-human monoclonal antibodies contain 100 percent human sequences. Our product development pipeline includes both chimeric and humanized monoclonal antibodies. We have substantial expertise in humanizing antibodies and have non-exclusive licenses to Protein Design Labs’ antibody humanization patents.

Some monoclonal antibodies kill cancer cells without being conjugated to a toxin by either directly sending a cell-killing signal or by activating an immune response that leads to cell death. These antibodies can be effective in regressing tumors and have the advantage of low systemic toxicity. For example, antibodies targeted to antigens such as CD20 (Rituxan), HER2 (Herceptin), CD52 (Campath), VEGF (Avastin) and EGFR (Erbitux) have been approved by the FDA and are collectively generating over $3 billion in annual sales. SGN-30 and SGN-40 fall into this category of genetically engineered antibodies that have intrinsic antitumor activity on their own without conjugation to a toxin.

Antibody-Drug Conjugates (ADCs)

ADCs are monoclonal antibodies that are linked to potent cell-killing drugs. Our ADCs utilize monoclonal antibodies that internalize within target cells upon binding to their cell-surface receptors. The environment inside the cell causes the cell-killing drug to be released from the monoclonal antibody, allowing it to have the desired effect. An important component of an ADC is the conditional linker that holds and then releases the drug from the monoclonal antibody once it enters the target cell. We have a variety of linker technologies including enzyme-cleavable linkers that are designed to be very stable in blood, thereby minimizing toxicity to normal tissues. We use highly potent cell-killing drugs, such as Auristatin derivatives, that are synthetically produced and readily scaleable, in contrast to natural product drugs that are more difficult to produce and link to antibodies. We hold exclusive or partially-exclusive licenses to several issued patents and have filed multiple patent applications covering our ADC technology. We continue to create and evaluate new linkers and novel classes of potent, cell-killing drugs for use in our ADC program.

Antibody-Directed Enzyme Prodrug Therapy (ADEPT)

ADEPT represents a novel approach to minimize drug exposure to normal tissues through the combination of two relatively non-toxic agents to achieve potent antitumor activity specifically localized to tumor tissue. Our ADEPT technology utilizes monoclonal antibodies that remain bound to the cell surface, as distinguished from the antibodies that internalize within target cells used with our ADC technology. ADEPT administration is a two-step process. In the first step, an enzyme that is genetically fused to an antibody fragment is administered and accumulates on the surface of tumor cells. In the second step, relatively inactive forms of anti-cancer drugs (termed prodrugs) are administered and subsequently converted by the enzyme attached to the tumor cell surface into potent cell-killing drugs that can penetrate into tumor tissue and induce antitumor responses. This method of drug delivery results in higher drug concentrations within tumors relative to normal tissues, thus localizing the effects of the therapy.

Our Strategy

Our goal is to become a leading developer and marketer of monoclonal antibody-based therapies for cancer and immunologic diseases. Key elements of our strategy are to:

•

Advance Our Product Pipeline.    Our primary focus is advancing our pipeline of product candidates: SGN-30, SGN-15 and SGN-40, which are in clinical trials, and SGN-35, SGN-70, SGN-75 and SGN-17/19, which are in preclinical development. To that end, we have built strong internal expertise in our development, regulatory and clinical groups. We also enter into key relationships with scientific advisors, research organizations and contract manufacturers to supplement our internal efforts. For our clinical trials, we have established relationships with leading experts in oncology and hematology and have studies ongoing at over 60 cancer centers in the United States, Europe and Russia.

•	Develop Industry-Leading Monoclonal Antibody Technologies. We have developed industry-leading technologies to enhance the potency and efficacy of monoclonal antibodies. Our ADC and ADEPT technologies enable us to exploit the therapeutic potential of monoclonal antibodies that have target specificity by enhancing their cell-killing capabilities. We are currently developing several product candidates that employ these technologies, including our preclinical ADC product candidates, SGN-35 and SGN-75, and our preclinical ADEPT product candidate, SGN-17/19.

•	Selectively License our Technologies. We license our ADC and ADEPT technologies to generate near-term revenue and potentially earn future milestones and royalties which partially offset expenditures on our internal research and development activities. Presently, we have collaborations with Genentech, UCB Celltech, Protein Design Labs, CuraGen and Bayer for our ADC technology and with Genencor for our ADEPT technology.

•	Identify and Develop Novel Monoclonal Antibodies. We have focused on the research and development of monoclonal antibodies since our inception. We utilize both internal research efforts and in-licensing to identify targets that can be used to generate new monoclonal antibodies, including our ongoing collaboration with Celera Genomics. We believe these programs will enable us to continue to expand our pipeline of therapeutic candidates. In addition, we believe we have created valuable intellectual property by successfully identifying and filing patent applications for multiple novel monoclonal antibodies with potential therapeutic uses.

•	Acquire or In-license Attractive Product Candidates and Technologies. In addition to our internal research and development initiatives, we have ongoing efforts to identify products and technologies to in-license from academic groups and other biotechnology and pharmaceutical companies. We have entered into such license agreements with Bristol-Myers Squibb, Genentech, Protein Design Labs, ICOS Corporation, University of Miami, Arizona State University, Mabtech AB, CLB Research and Development and Imperial College London, among others. We plan to continue supplementing our internal research programs through strategic in-licensing transactions.

•	Establish Strategic Collaborations to Advance our Product Pipeline. We may enter into strategic collaborations at various stages in our research and development process to accelerate the commercialization of our product candidates. Collaborations can also supplement our own internal expertise in key areas such as clinical and manufacturing, as well as provide us with access to our collaborators’ marketing, sales and distribution capabilities. When establishing strategic collaborations, we endeavor to retain significant product rights.

Development Programs

The following table summarizes the status of our product pipeline:

Product Candidate	Technology	Disease/ Indication	Development Stage
SGN-30	Genetically engineered monoclonal antibody	Systemic anaplastic large cell lymphoma (ALCL)	Phase II

		Hodgkin’s disease	Phase II

		Cutaneous ALCL	Phase II

SGN-15	ADC	Non-small cell lung cancer in combination with Taxotere	Phase II

SGN-40	Genetically engineered monoclonal antibody	Multiple myeloma	Phase I

		Non-Hodgkin’s lymphoma	Phase I

		Chronic Lymphocytic Leukemia (CLL)	Potential phase I planned in 2006

		Bladder and renal cancer; immunologic diseases	Preclinical

SGN-35	ADC	Hematologic malignancies; immunologic diseases	Investigational New Drug Application (IND) candidate in early 2006

SGN-70	Genetically engineered monoclonal antibody	Hematologic malignancies; immunologic diseases	IND candidate in 2006 or 2007

SGN-75	ADC	Renal cancer; hematologic malignancies; immunologic diseases	IND candidate in 2006 or 2007

SGN-17/19	ADEPT	Metastatic melanoma	Preclinical

SGN-30

We are currently conducting phase II clinical trials of SGN-30 for the treatment of three types of lymphoma: systemic ALCL, Hodgkin’s disease and cutaneous ALCL. SGN-30 is a monoclonal antibody targeting the CD30 antigen, which is expressed on hematologic malignancies including Hodgkin’s disease and some types of T-cell non-Hodgkin’s lymphomas. CD30 is an attractive target for cancer therapy because it has minimal expression on normal tissues. We have received orphan drug designation from the FDA for SGN-30 in both Hodgkin’s disease and T-cell lymphomas.

Market Opportunity

Lymphoma is the most common type of hematologic malignancy. Of the nearly 500,000 people in the United States with lymphoma, approximately 168,000 have Hodgkin’s disease. According to the American Cancer Society, approximately 7,350 cases of Hodgkin’s disease will be diagnosed in the United States during 2005, and an estimated 1,410 people will die of the disease. The prevalence of ALCL in the United States is not known, but worldwide ALCL accounts for approximately five percent of all non-Hodgkin’s lymphoma. Advances made in the use of combined chemotherapy and radiotherapy for malignant lymphomas have resulted in durable remission rates for front-line therapy in early stage lymphomas. However, the therapeutic options for refractory or relapsed patients are limited, and there are significant opportunities for new treatments in these patient populations.

Clinical Results and Status

During 2002 and 2003, we treated a total of 37 patients in phase I clinical trials of SGN-30 for patients with CD30-expressing hematologic malignancies. In these studies, SGN-30 was well-tolerated and we observed some antitumor responses. Notably, all of these patients had failed prior treatment with chemotherapy, with the median patient having received five prior courses of treatment.

Based on these data, we initiated phase II clinical trials of SGN-30 during 2004 for patients with systemic ALCL, Hodgkin’s disease or cutaneous ALCL. These studies are designed to accrue up to 40 patients in each disease indication at multiple sites in the United States and Europe. The studies are designed to evaluate the antitumor activity, safety and immunogenicity of SGN-30.

We reported preliminary data from our systemic ALCL and Hodgkin’s disease phase II studies at the American Society of Hematology (ASH) annual meeting in December 2004. In the systemic ALCL study, we reported that two of the first six patients treated at six milligrams per kilogram had objective responses, consisting of one complete response and one partial response. In the Hodgkin’s disease study, we reported data from the first 16 evaluable patients. Of these patients, six had stable disease with an average duration of 4.8 months and ten had progressive disease. In both trials, SGN-30-related adverse events were mild and consistent with antibody administration.

Based on our encouraging data thus far in the systemic ALCL study, we are continuing to accrue patients and anticipate having over 40 cancer centers open in the United States and Europe by mid-2005. In Hodgkin’s disease, after evaluating preliminary data from the first 20 patients accrued to the study, we have decided not to continue to treat Hodgkin’s disease patients at the current dose level of 12 milligrams per kilogram. We are currently evaluating alternate trial designs for SGN-30 in Hodgkin’s disease, including higher single-agent doses, accruing less heavily pre-treated patients and/or combining SGN-30 with chemotherapy.

Additional data from our SGN-30 systemic ALCL and Hodgkin’s disease studies will be reported at the American Society of Clinical Oncology (ASCO) annual meeting in May 2005. We expect to report preliminary data from our ongoing SGN-30 cutaneous ALCL study during late 2005 or early 2006.

In addition to cancer, we believe that SGN-30 may have applications in immunologic diseases such as atopic dermatitis, rheumatoid arthritis, graft-versus-host disease and multiple sclerosis. In immunologic disease, the body’s immune system malfunctions and attacks its own healthy cells. Many therapies for immunologic disease rely on suppressing the immune system to prevent further damage to normal tissues, but have the unwanted side effect of making the patient more susceptible to infection or cancer. The CD30 antigen is expressed only on activated T- and B-cells but is absent on these cells when in a resting state. Since resting T-cells and B-cells make up approximately 95 percent of those types of cells circulating in the body, SGN-30 may be able to prevent or reduce a damaging immune response without globally suppressing the patient’s immune system, thus leaving the patient better able to fight off infection. Preclinical studies of SGN-30 in immunologic disease are ongoing internally and we plan to initiate outside collaborations to study the application of SGN-30 in immunologic disease.

SGN-15

We are currently conducting two phase II clinical trials of SGN-15 in combination with the FDA-approved chemotherapy Taxotere for the treatment of non-small cell lung cancer (NSCLC). SGN-15 is an ADC composed of a monoclonal antibody chemically attached by a hydrazone linker to the chemotherapeutic drug doxorubicin. The antibody component of SGN-15 binds to a Lewisy-related carbohydrate antigen that is highly expressed on many solid tumors, including lung, breast, prostate, ovarian, pancreatic and colon cancer. SGN-15 works by binding to the tumor cell and, upon entering the cell, releasing its payload of doxorubicin. Preclinical studies of SGN-15 in combination with Taxotere have demonstrated synergistic antitumor activity and clinical studies have established non-overlapping toxicity profiles.

Market Opportunity

Lung cancer is the leading cause of all cancer-related deaths worldwide and, according to the American Cancer Society, will account for an estimated 163,000 deaths in the United States during 2005. Approximately 80 percent of lung cancer is NSCLC. Due to the lack of early symptoms, most NSCLC patients are already in the advanced stages of the disease at the time of diagnosis. Advanced stage and metastatic NSCLC remains an incurable disease with current therapies. Combination chemotherapy regimens have produced clinical response or stabilization in many cases, but have had little effect on overall survival. Response rates with standard chemotherapy are only approximately 25 percent and median survival is less than six months from time to progression. Consequently, there remains a significant unmet clinical need for patients with advanced stage NSCLC.

Clinical Results and Status

We are focusing our clinical development strategy for SGN-15 on the treatment of patients with NSCLC who have failed front-line or front-line and second-line therapies. We have also conducted several phase II clinical trials of SGN-15 in combination with Taxotere in other solid tumors.

During 2004, we completed a randomized 60-patient phase II NSCLC trial investigating SGN-15 dosed simultaneously in combination with Taxotere. This trial was designed to evaluate safety and antitumor activity of the combination therapy, as measured by reduction in tumor size, time to progression, quality of life and overall survival rates. Two-thirds of patients enrolled received the combination of SGN-15 and Taxotere and one-third of the patients received Taxotere alone. This study was not sufficiently large to definitively compare survival between the two arms. However, final data from this study suggested a median survival advantage of approximately six weeks for patients who received the combination therapy versus those who received Taxotere alone. There were no significant toxicities related to SGN-15 observed in the study other than moderate gastrointestinal symptoms.

While the phase II NSCLC study was ongoing, we were conducting preclinical experiments to evaluate the effects of sequencing the dosing schedule of SGN-15 and Taxotere. Preclinical data from these experiments demonstrate that administering SGN-15 prior to Taxotere results in a gain in antitumor activity versus the simultaneous dosing schedule that was utilized in our completed phase II NSCLC study. These data suggest that Taxotere, which has a direct effect on microtubules and can inhibit internalization, may best be dosed several days after SGN-15.

To evaluate whether a sequenced dosing schedule can improve the efficacy of the combination of SGN-15 plus Taxotere, we are currently conducting two 30-patient phase II clinical trials of SGN-15. The first trial is designed to accrue front-line NSCLC patients and the second trial is designed to accrue front-line and second-line patients. Half of the patients in each study receive SGN-15 dosed three days prior to Taxotere and half receive SGN-15 and Taxotere dosed simultaneously. Both trials utilize a biomarker that can be assessed using positron emission tomography (PET) imaging. This diagnostic technology can be used to determine the relative activity of the two dose schedules on an expedited basis. We are also evaluating response rate and time to progression in one of the studies. We have accrued a total of more than 40 patients in these trials and expect to report preliminary data in the second half of 2005. We intend to utilize the data from these trials to make key decisions about future clinical development and potential partnering of SGN-15.

SGN-40

We are currently conducting two phase I clinical trials of SGN-40 in patients with multiple myeloma or non-Hodgkin’s lymphoma. SGN-40 is a humanized monoclonal antibody that targets the CD40 antigen, which is expressed on hematologic malignancies such as multiple myeloma, non-Hodgkin’s lymphoma and chronic lymphocytic leukemia, as well as solid tumors such as bladder, renal and ovarian cancer. We have generated extensive preclinical data demonstrating that SGN-40 has direct antitumor activity in both in vitro and in vivo models of multiple myeloma and non-Hodgkin’s lymphoma via at least two distinct cell-killing mechanisms.

Market Opportunity

We are focusing our initial clinical development of SGN-40 on three types of cancer: multiple myeloma, non-Hodgkin’s lymphoma and chronic lymphocytic leukemia.

Multiple Myeloma.    The American Cancer Society estimates that approximately 16,000 cases of multiple myeloma will be diagnosed in the United States during 2005, and approximately 11,300 people will die from the disease. Recent advances, such as the FDA’s approval of Velcade during 2003, have expanded the therapeutic options for patients with multiple myeloma. However, existing therapies for multiple myeloma have limited response rates and significant toxic side effects. Therefore, we believe there are substantial opportunities for targeted treatments in this disease.

Non-Hodgkin’s Lymphoma.    The American Cancer Society estimates approximately 56,300 cases of non-Hodgkin’s lymphoma, the majority of which are of B-cell origin, will be diagnosed in the United States during 2005, and approximately 19,200 people will die from the disease. Advances made in the use of combined chemotherapy and radiotherapy and the use of Rituxan have resulted in durable remission rates for front-line therapy in early stage disease. However, the therapeutic options for refractory or relapsed patients are still limited, and there are significant opportunities for new treatments in this patient population.

Chronic Lymphocytic Leukemia (CLL).    CLL is one of the most common types of leukemia. According to the American Cancer Society, approximately 9,730 new cases of CLL will be diagnosed and 4,600 patients will die of CLL in the United States during 2005. In recent years, the combination of chemotherapy agents with Rituxan has significantly increased the response rate and duration of remission in CLL patients. However, this therapy is not curative, has significant immunosuppression, and generally results in relapse within several years. Patients often cannot tolerate repeated treatments of these combination therapies, and Rituxan has lower efficacy as a single agent. Therefore, there is significant need for new therapies that are active in relapsed or refractory CLL.

Status

We opened phase I clinical trials of SGN-40 in multiple myeloma in February 2004 and in non-Hodgkin’s lymphoma in November 2004. Each study is an open-label, multi-dose, single-arm trial designed to accrue cohorts of at least three patients at escalating doses of SGN-40. All patients accrued to the studies are heavily pretreated and have relapsed or refractory disease. The objectives of both trials are to establish safety and pharmacokinetic profiles, evaluate effects on lymphocytes, determine whether patients develop an immune response to SGN-40 and assess antitumor activity of a multi-dose regimen of SGN-40. We plan to report preliminary data from our phase I studies of SGN-40 in multiple myeloma and non-Hodgkin’s lymphoma at the ASCO annual meeting in May 2005.

We are evaluating initiation of a phase I clinical trial of SGN-40 in CLL in 2006, and intend to explore potential uses of SGN-40 in immunologic diseases such as graft-versus-host disease, autoimmune (or idiopathic) thrombocytopenic purpura (ITP) and rheumatoid arthritis. We believe SGN-40 may have applications in immunologic diseases because of its ability, in both our clinical trials and preclinical studies, to deplete activated B-cells and plasma cells. This is similar to the mechanism of action of Rituxan, which has demonstrated promising data in clinical trials for patients with immunologic diseases such as rheumatoid arthritis, multiple sclerosis and lupus. We are also investigating the use of SGN-40 in CD40-expressing solid tumors.

SGN-35

SGN-35 is a second generation ADC composed of the same monoclonal antibody used in our SGN-30 product candidate attached by our proprietary, enzyme-cleavable linker to a derivative of the highly potent class of cell-killing drugs called Auristatins. In preclinical models, SGN-35 has induced complete regressions of tumors at doses as low as 0.5 milligrams per kilogram. We are currently conducting preclinical development of SGN-35 for the treatment of CD30-expressing hematologic malignancies such as Hodgkin’s disease and some types of non-Hodgkin’s lymphoma, and we plan to submit an IND for SGN-35 in early 2006. As with SGN-30, we are also considering possible uses of SGN-35 to treat immunologic diseases such as graft-versus-host disease, rheumatoid arthritis and multiple sclerosis due to expression of CD30 on activated, but not resting, T-cells.

SGN-70 and SGN-75

We are developing two preclinical product candidates that target the CD70 antigen: SGN-70 is a humanized monoclonal antibody with intrinsic cell-killing ability and SGN-75 is an ADC comprised of the same antibody linked to an Auristatin derivative using our second generation ADC technology. The CD70 antigen is expressed on renal cancer, nasopharyngeal carcinoma and certain hematologic malignancies. SGN-70 has demonstrated potent antitumor activity in preclinical models of hematologic malignancies. SGN-75 is highly effective and well tolerated in preclinical models of human renal cell cancer. Since CD70 is expressed on recently activated T- and B-cells, but not while those cells are in a resting, inactive state, SGN-70 and SGN-75 may also have applications in immunologic and inflammatory diseases. In preclinical studies, SGN-75 has been shown to selectively eliminate activated T-cells without affecting resting T-cells. SGN-70 and SGN-75 are both potential IND candidates in 2006 or 2007.

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

Research Programs

In addition to our pipeline of product candidates and antibody-based technologies, we have internal research programs directed towards identifying novel antigen targets and monoclonal antibodies, antibody engineering and developing new classes of stable linkers and potent, cell-killing drugs.

Novel Antigen Targets and Monoclonal Antibodies.    We are actively engaged in internal efforts to discover and develop antigen targets and monoclonal antibodies with novel specificities and activities. We focus on genes and proteins that are highly expressed in cancer to identify molecules that are located on the surface of cancer cells that may serve as targets for monoclonal antibodies. We then create and screen panels of cancer-reactive monoclonal antibodies in our laboratories to identify those with the highest specificity. We supplement these internal efforts by evaluating opportunities to in-license targets and antibodies from academic groups and other biotechnology and pharmaceutical companies, such as the agreements we entered into during 2005 with Celera Genomics and Imperial College London. The resulting monoclonal antibodies may represent product candidates on their own or may be utilized as part of our ADC or ADEPT technologies.

Antibody Engineering.    We have substantial internal expertise in antibody engineering, both for antibody humanization and engineering of antibodies to improve drug linkage sites for use with our ADC technology. By modifying the number and type of drug-linkage sites found on our antibodies, we can improve the robustness and cost-effectiveness of our manufacturing processes for conjugation of ADCs.

New Cell-Killing Drugs.    We continue to research new cell-killing drugs that can be linked to antibodies, such as the Auristatins that we use in our second generation ADC technology. We are evaluating multiple Auristatin derivatives, as well as other classes of cell-killing drugs, for potential applications as ADCs. We are also synthesizing novel classes of prodrugs for use in our ADEPT technology.

Corporate Collaborations

Part of our business strategy is to establish corporate collaborations with biotechnology and pharmaceutical companies and academic institutions. We license our technologies to collaborators to improve the efficacy of their own monoclonal antibodies. The revenues derived from these collaborations partially offset expenditures on our internal research and development activities. We also seek collaborations to add to our pipeline and to advance the development and commercialization of our own product candidates. When partnering, we seek to retain significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. Our principal corporate collaborations are listed below.

ADC Collaborations

We have entered into agreements with five collaborators to allow them to use our proprietary ADC technology with their monoclonal antibodies:

Bayer.    In September 2004, we entered into an ADC collaboration with Bayer Corporation. Under the terms of the multi-year agreement, Bayer paid us a $2.0 million upfront fee for an exclusive license to our technology for a single antigen. Bayer is also paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. Bayer is responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this collaboration.

CuraGen.    In June 2004, we entered into an ADC collaboration with CuraGen Corporation. Under the terms of the multi-year agreement, CuraGen paid us a $2.0 million upfront fee for an exclusive license to our technology for a single antigen. In February 2005, CuraGen paid us an additional $1.0 million fee for an exclusive license to a second antigen. CuraGen is also paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. CuraGen is responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this collaboration. CuraGen is currently conducting preclinical development of CR011, an ADC targeting the first antigen designated under the collaboration, for the treatment of metastatic melanoma.

Genentech.    In April 2002, we entered into an ADC collaboration with Genentech. Upon entering into the multi-year agreement, Genentech paid us a $2.5 upfront fee and purchased $3.5 million of our common stock. We have subsequently expanded this collaboration on several occasions to include additional antigens, including in December 2003 when Genentech paid us a $3.0 million fee and purchased an additional $7.0 million of our common stock and in November 2004 when Genentech paid us a $1.6 million fee. The total payments we have received from Genentech under this collaboration, including upfront fees, equity investments, technology access and research fees, exceed $20 million. Genentech has also agreed to pay progress-dependent milestone payments and royalties on net sales of any resulting products. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration. We are currently assisting Genentech with process development and manufacturing of a HER2-targeted ADC to support potential IND-enabling studies and possible future clinical trials. In March 2005, we achieved a milestone under this collaboration based on Genentech’s continued progress in preclinical development with an ADC utilizing our technology. Genentech is also utilizing our technology to conduct research on ADCs targeting multiple other antigens.

UCB Celltech.    In March 2002, we entered into an ADC collaboration with Celltech Group. The collaboration was assumed by UCB Celltech in 2004 upon UCB S.A.’s acquisition of Celltech. Under the terms of the multi-year agreement, UCB Celltech paid us an upfront technology access fee, is paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. UCB Celltech is responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this collaboration. During the past few years, we have achieved several preclinical milestones under our ADC collaboration with UCB Celltech, which have triggered payments to us.

Protein Design Labs.    In June 2001, we entered into an ADC collaboration with Eos Biotechnology. This collaboration was assumed by Protein Design Labs in 2003 upon its acquisition of Eos Biotechnology, and we agreed to expand the collaboration in January 2004. Under the expanded agreement, we agreed to provide additional support to Protein Design Labs in exchange for Protein Design Labs paying us increased fees, milestones and royalties on net sales of any ADC products resulting from the collaboration. Protein Design Labs also granted us a license and options for two additional licenses under their antibody humanization patents. Protein Design Labs is responsible for all costs associated with the development, manufacturing and marketing of any ADCs generated as a result of this collaboration.

Genencor ADEPT Collaboration

Genencor International.    In January 2002, we formed a strategic alliance with Genencor International to discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. As part of the collaboration, Genencor purchased $3.0 million of our common stock in a private placement. In July 2003, we amended and extended the collaboration for an additional two years in exchange for a payment from Genencor. Under the terms of the amended agreement, Genencor has non-exclusive rights to use our ADEPT technology with Genencor’s own antibodies and antigen targets. Genencor is paying us technology access and research fees and has agreed to pay milestones and royalties on sales of any products that utilize our ADEPT or prodrug technologies. We may also elect to co-develop ADEPT products with Genencor under the collaboration.

Celera Genomics Co-Development Agreement

Celera Genomics.    In July 2004, we formed a collaboration with Celera Genomics Group, an Applera Corporation business, to jointly discover and develop antibody-based therapies for cancer. Products developed under the collaboration may include either genetically engineered monoclonal antibodies or ADCs. Pursuant to the terms of the multi-year agreement, we will jointly designate with Celera a number of cell-surface antigens discovered and validated through Celera’s proprietary proteomic platform. We will carry out initial screening to generate and select the appropriate corresponding antibodies or ADCs for joint development and commercialization. Preclinical and clinical product development will be co-funded and we will jointly share any profits resulting from collaboration products. Either party may opt out of co-development of a particular product and receive royalties on net sales. Celera will also pay us progress-dependent commercialization milestones for any co-developed ADCs.

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

Genentech.    In March 2003, we entered into license agreements with Genentech providing us with rights relating to our SGN-40 product candidate, including a license under Genentech’s Cabilly patents. We paid Genentech an upfront license fee and have agreed to make a progress-dependent milestone payment and pay royalties on net sales of anti-CD40 products that use Genentech’s technology.

Protein Design Labs.    In January 2004, as part of the expansion of our ADC collaboration, Protein Design Labs granted us one license and options for two additional licenses under Protein Design Lab’s antibody humanization patents. We have used the initial antibody humanization license for our SGN-40 product candidate. Under the terms of the license agreements, we are required to pay annual maintenance fees and royalties on net sales of products using Protein Design Labs’ technology.

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

University of Miami.    In September 1999, we entered into an exclusive license agreement with the University of Miami, Florida, covering an anti-CD30 monoclonal antibody that is the basis for SGN-30 and the antibody component of SGN-35. Under the terms of this license, we made an upfront payment and are required to pay annual maintenance fees, progress-dependent milestone payments and royalties on net sales of products incorporating technology licensed from the University of Miami.

Mabtech AB.    In June 1998, we obtained exclusive, worldwide rights to a monoclonal antibody targeting the CD40 antigen, which is the basis for SGN-40, from Mabtech AB, located in Sweden. Under the terms of this license, we are required to make a progress-dependent milestone payment and pay royalties on net sales of products incorporating technology licensed from Mabtech.

CLB-Research and Development.    Pursuant to a license agreement we entered into in July 2001, we obtained an exclusive license to specific monoclonal antibodies that target cancer and immunologic disease targets from CLB-Research and Development, located in the Netherlands. One of these antibodies is the basis for SGN-70 and the antibody component of SGN-75. Under the terms of this agreement, we have made upfront and option exercise payments and are required to make progress-dependent milestone payments and pay royalties on net sales of products incorporating technology licensed from CLB-Research and Development.

Arizona State University.    In February 2000, we entered into a license agreement with Arizona State University for a worldwide, exclusive license to the cell-killing agent Auristatin E. We subsequently amended this agreement in August 2004. Under the terms of the amended agreement, we are required to pay annual maintenance fees to Arizona State University until expiration of their patents covering Auristatin E. We are not, however, required to pay any progress-dependent milestone payments or royalties on net sales of products incorporating the Auristatin derivatives currently used in our ADC technology, and thus we do not expect to pay any milestones or royalties to Arizona State University with respect to products employing our current ADC technology.

Imperial College London.    In May 2004, we in-licensed two issued U.S. patents covering a novel antigen target and several monoclonal antibodies from Imperial College London. Under the terms of this agreement, we made an upfront payment and are required to make progress-dependent milestone payments and pay royalties on net sales of products incorporating the licensed technology.

Patents and Proprietary Technology

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and other countries. As of December 31, 2004, we owned or held exclusive or partially exclusive licenses to 28 issued United States and corresponding foreign patents and owned 36 pending United States and corresponding foreign patent applications.

Our patents and patent applications are directed to product candidates, monoclonal antibodies, antigen targets, linker technologies, ADC technologies, immunotoxin technologies, ADEPT and enabling technologies. Although we believe our patents and patent applications provide us with a competitive advantage, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. We and our corporate collaborators may not be able to develop patentable products or processes or obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us or our corporate collaborators.

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned, optioned by or licensed to us or to our corporate collaborators. Our or our corporate collaborators’ current patents, or patents that issue on pending applications, may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection to us. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our or our corporate collaborators’ ability to make, use or sell any products.

We also rely on trade secrets and proprietary know-how, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. These agreements provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also provide that we shall own all inventions conceived by the individual in the course of rendering services to us.

Government Regulation

Our products are subject to extensive regulation by numerous governmental authorities, principally the U.S. Food and Drug Administration (FDA), as well as numerous state and foreign agencies. We need to obtain approval of our potential products by the FDA before we can begin marketing the products in the United States. Similar approvals are also required in other countries.

Product development and approval within this regulatory framework is uncertain, can take many years and requires the expenditure of substantial resources. The nature and extent of the governmental review process for our potential products will vary, depending on the regulatory categorization of particular products and various other factors.

The necessary steps before a new biopharmaceutical product may be sold in the United States ordinarily include:

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

The results of preclinical studies, pharmaceutical development and clinical trials are submitted to the FDA in the form of a new drug application (NDA) or a biologics licensing application (BLA) for approval of the manufacture, marketing and commercial shipment of the pharmaceutical product. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny review of an application or not approve an application if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-market testing and surveillance to monitor the safety or efficacy of the product. In addition, after marketing approval is granted, the FDA may require post-marketing clinical trials, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time.

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

We are aware of specific companies that have technologies that may be competitive with ours, including Wyeth, ImmunoGen and Medarex, all of which have antibody-drug conjugate technology. Wyeth markets the antibody-drug conjugate Mylotarg for patients with acute myeloid leukemia. While we are not developing lead agents for that specific disease, Wyeth may apply their antibody-drug conjugate technology to other monoclonal antibodies that may compete with our lead product candidates. ImmunoGen has several antibody-drug conjugates in development that may compete with our product candidates. ImmunoGen has also established partnerships with other pharmaceutical and biotechnology companies to allow those other companies to utilize ImmunoGen’s technology. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates. For example, Medarex is developing an anti-CD30 antibody that may be competitive with SGN-30 and Chiron is developing an anti-CD40 antibody that may be competitive with SGN-40. In addition, many other pharmaceutical and biotechnology companies are developing and/or marketing therapies for the same types of cancer and immunologic diseases that our product candidates are designed to treat. These include antibodies such as Genentech’s Rituxan and Imclone’s Erbitux, proteosome inhibitors such as Millennium’s Velcade, cancer vaccines such as Genitope’s MyVax, small molecule drugs such as Bayer’s/Onyx’s BAY-9006 and a variety of traditional chemotherapy drugs.

Manufacturing

We received clinical-grade SGN-15 from Bristol-Myers Squibb for our previous clinical trials, and have entered into agreements with contract manufacturers to supplement our supplies of SGN-15 as necessary for future studies, including ICOS Corporation, Albany Molecular Research, Inc. and Sicor, Inc., now a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd. For SGN-30, we have contracted with ICOS to manufacture preclinical and early-stage clinical supplies and with Abbott Laboratories for late-stage clinical and commercial supplies. For SGN-40, Genentech manufactured substantial quantities of clinical grade material that have been transferred to us, and in February 2005 we entered into a manufacturing agreement with Abbott to supplement our clinical supplies. For our second generation ADC technology, we have contracted with Albany Molecular for drug-linker manufacturing and with several other contract manufacturers for conjugation. We have also entered into a preferred provider agreement with Albany Molecular to enable our ADC collaborators to order drug-linker materials directly from Albany Molecular to support their development of ADCs utilizing our technology. In the future, we will continue to rely on other third parties to perform additional steps in the manufacturing process, including synthesis of our second generation drug-linker systems, conjugation, vialing and storage of our product candidates.

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

Employees

As of December 31, 2004, we had 134 employees, 44 of whom hold doctoral level degrees. Of these employees, 107 are engaged in or directly support research, development and clinical activities and 27 are in administrative and business-related positions.

Each of our employees has signed a confidentiality and inventions assignment agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Website

Our website address is www.seattlegenetics.com. We make available, free of charge, through a hyperlink on our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our website is not part of this report.

Item 2. Properties.

Our headquarters are in Bothell, Washington, where we lease approximately 63,900 square feet under a lease expiring May 2011. We may renew the lease, at our option, for two consecutive seven-year periods. We currently occupy and utilize the entire building as laboratory, discovery, research and development and general administration space.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices of our Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol SGEN.

The following table sets forth the high and low sales prices for our common stock, as quoted on the Nasdaq National Market, for each of the quarters indicated.

	High	Low
2003
First Quarter	$3.95	$2.25
Second Quarter	5.92	2.15
Third Quarter	7.00	4.18
Fourth Quarter	9.00	5.16
2004
First Quarter	$10.90	$8.10
Second Quarter	9.95	6.50
Third Quarter	7.21	4.33
Fourth Quarter	7.85	5.63
2005
First Quarter (as of March 9, 2005)	$6.60	$4.73

As of March 9, 2005, there were 131 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

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

Sales of Unregistered Securities and Issuer Repurchases of Securities

Other than sales disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not make any unregistered sales of shares of our common stock in 2004. In addition, we did not repurchase any of our equity securities during the fourth quarter of 2004.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Form 10-K. The selected Statements of Operations data for the years ended December 31, 2004, 2003 and 2002 and Balance Sheet data as of December 31, 2004 and 2003 have been derived from our audited financial statements appearing elsewhere in this Form 10-K. The selected Statements of Operations data for the years ended December 31, 2001 and 2000 and Balance Sheet data as of December 31, 2002, 2001 and 2000 have been derived from our audited financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenues	$6,701	$5,070	$1,684	$274	$99
Operating Expenses:
Research and development (1) (2)	37,002	21,390	19,362	15,116	4,789
General and administrative (1) (2)	6,498	5,428	4,696	3,583	2,030
Non-cash stock-based compensation expense	869	1,515	2,821	5,175	3,138

Loss from operations	(37,668)	(23,263)	(25,195)	(23,600)	(9,858)
Investment income, net	2,229	1,177	2,035	2,907	2,020

Net loss	(35,439)	(22,086)	(23,160)	(20,693)	(7,838)
Non-cash preferred stock deemed dividend	(36,558)	(201)	—	(3)	(504)

Net loss attributable to common stockholders	$(71,997)	$(22,287)	$(23,160)	$(20,696)	$(8,342)

Basic and diluted net loss per share	$(1.80)	$(0.73)	$(0.77)	$(0.86)	$(2.54)

Weighted-average shares used in computing basic and diluted net loss per share	39,985	30,722	30,138	23,965	3,290

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$105,898	$73,682	$44,219	$54,375	$24,330
Restricted investments	977	976	980	982	3,421
Working capital	30,233	38,839	23,952	41,154	24,558
Total assets	119,109	81,999	52,536	63,028	29,874
Mandatorily redeemable convertible preferred stock	—	—	—	—	37,556
Additional paid-in capital	217,995	154,497	105,229	98,485	14,798
Stockholders’ equity (deficit)	103,833	74,878	46,702	60,671	(8,493)

(1)	Operating expenses exclude charges for non-cash stock-based compensation as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002	2001	2000
Research and development	$206	$538	$912	$1,746	$973
General and administrative	663	977	1,909	3,429	2,165

	$869	$1,515	$2,821	$5,175	$3,138

(2)	Certain expense reclassifications have been made in prior period’s financial statements to conform to classifications used in the current year. These reclassifications have no impact on net loss, stockholders’ equity or cash flows as previously reported.

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

Revenue Recognition.    Revenues from the sale of products and services are recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fees are fixed and determinable and collectibility is assured. Revenues from multiple element arrangements involving upfront payments, license fees and milestone payments received for the delivery of rights or services representing the culmination of a separate earnings process are recognized when due and the amounts are considered collectible. Revenues from upfront payments, license fees and milestone payments received in connection with other rights or services which represent continuing obligations of ours are deferred until all of the elements have been delivered or we have verifiable and objective evidence of the fair value of the undelivered elements. Upfront payments and license fees are recognized ratably over the collaboration research period. Payments for the achievement of substantive milestones are recognized when the milestone is achieved and payments for milestones which are not substantive are recognized ratably over the research period. We perform certain research and development activities on behalf of collaborative partners. We are generally reimbursed at pre-determined billing rates and recognize revenue as the activities are performed, but bill the collaborator monthly, quarterly or upon the completion of the effort, based on the terms of each agreement. Amounts earned, but not billed to the collaborator, if any, are included in accounts receivable in the accompanying balance sheets.

Investments.    Our investments are diversified among high-credit quality debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included as a component of stockholders’ equity. Realized gains and losses and declines in value of investments judged to be other than temporary are included in other income (expense). We have determined that unrealized losses are temporary as the duration of the decline in the value of the investments has been short, the extent of the decline, in both dollars and percentage of cost is not significant, and we have the ability and intent to hold the investments until we recover at least substantially all of the cost of the investment. The fair value of our investments is subject to volatility. To date, the carrying values of our investments have not been written down due to declines in value judged to be other than temporary. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results.

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

Stock-based Compensation.    We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of our common stock on the date of grant. We recognize no compensation expense on these employee stock option grants. For certain stock options granted to nonemployees, we recognize as expense the estimated fair value of such options as calculated by the Black-Scholes option pricing model, which is re-measured during the service period. Fair value is determined using the Black-Scholes option pricing model and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. Changes in the fair value of our common stock during the service period will cause fluctuations in recognized compensation expense for variable options. Please refer to additional discussion on SFAS No. 123 (revised 2004) “Shares-Based Payment,” or SFAS 123R, contained in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Non-cash stock-based compensation.”

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

Overview

We focus on the development of monoclonal antibody-based therapeutic products for the treatment of cancer and immunologic diseases. We currently have three product candidates in clinical trials, SGN-30, SGN-15 and SGN-40, and four product candidates in preclinical development: SGN-35, SGN-70, SGN-75 and SGN-17/19. Our pipeline of product candidates is based upon three technologies: genetically engineered monoclonal antibodies, monoclonal antibody-drug conjugates (ADCs) and antibody-directed enzyme prodrug therapy (ADEPT). These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as increase the potency of monoclonal antibodies by enhancing their cell-killing ability. We also have active discovery programs to identify novel antigens and new monoclonal antibodies.

Since our inception, we have incurred substantial losses and, as of December 31, 2004, we had an accumulated deficit of $114.1 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody-based technologies, clinical trial costs, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs and non-cash stock-based compensation expenses. We expect that our losses will continue for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

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

Results of Operations

Years Ended December 31, 2004, 2003 and 2002

Revenues

Revenues ($ in thousands)				Annual percentage change
	2004	2003	2002	2004/2003	2003/2002
Funded research and material supply fees	$3,394	$2,885	$707	18%	308%
Earned portion of technology access fees and milestones	3,307	2,104	836	57%	152%

Collaborations and license agreements	$6,701	$4,989	$1,543	34%	223%
Government grants	—	81	141	-100%	-43%

Total	$6,701	$5,070	$1,684	32%	201%

Total revenues increased 32% to $6.7 million in 2004 from 2003 and increased 201% to $5.1 million in 2003 from 2002, due to higher collaboration and license revenues.

Funded research and material supply fees increased 18% to $3.4 million in 2004 from 2003 and increased 308% to $2.9 million in 2003 from 2002. In 2004, this revenue growth came from increased fees earned as part of the research programs of our new ADC collaborations with Bayer and CuraGen and continuation of our existing ADC collaborations with UCB Celltech, Genentech, Protein Design Labs and our ADEPT collaboration with Genencor. In 2003, this revenue growth came from increased research and material supply fees from our collaborations with UCB Celltech, Genentech, Protein Design Labs and Genencor.

The earned portion of technology access fees and milestones increased 57% to $3.3 million in 2004 from 2003 and increased 152% to $2.1 million in 2003 from 2002. This revenue growth is the result of new ADC collaborations and the expansion of existing ADC collaborations and consists primarily of upfront technology access fees that are being recognized ratably over the research period of each collaboration.

We expect that future revenues will vary from year to year and from quarter to quarter based on the timing and amounts of payments under our current license and collaboration agreements and our ability to enter into additional agreements and obtain additional government grants.

Research and development

Research and development ($ in thousands)				Annual percentage change
	2004	2003	2002	2004/2003	2003/2002
Total	$37,002	$21,390	$19,362	73%	10%

Research and development expenses, excluding non-cash stock-based compensation expenses, increased 73% to $37.0 million in 2004 from 2003 and increased 10% to $21.4 million in 2003 from 2002. The increase in 2004 was principally due to increases in costs of manufacturing clinical grade materials of approximately $8.3 million, increases in external clinical trial costs of approximately $2.2 million, increases in personnel expenses of approximately $2.4 million and increases in lab supplies of approximately $1.1 million. The increase in 2003 was principally due to increases in personnel expenses of approximately $1.7 million, reduced collaboration expense reimbursement of approximately $291,000, increases in depreciation and occupancy costs of approximately $192,000 and increases in recruiting and relocation costs for new personnel of approximately $191,000. In 2003, these expenses were offset by decreases in external clinical trial costs of approximately $726,000. The number of research and development personnel increased to 107 at December 31, 2004 from 87 at December 31, 2003 and from 78 at December 31, 2002.

Our research and development expenses can be divided into research, development and contract manufacturing and clinical programs. We estimate the costs associated with these programs as follows:

Research & development ($ in thousands)				Annual percentage change
	2004	2003	2002	2004/2003	2003/2002
Research	$9,319	$6,911	$5,599	35%	23%
Development and contract manufacturing	21,363	10,862	9,844	97%	10%
Clinical	6,320	3,617	3,919	75%	-8%

Total	$37,002	$21,390	$19,362	73%	10%

Research expenses include, among other things, personnel, occupancy and laboratory expenses associated with the discovery and identification of new antigen targets and monoclonal antibodies and the development of novel classes of stable linkers and potent cell killing drugs. Research expenses increased primarily due to increased personnel expenses associated with higher staffing levels, which included the addition of our Vice President, Preclinical Therapeutics, and related increases in general lab supplies.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and manufacturing of drug product for use in our clinical trials.

Development costs increased in 2004 from 2003 due to both increased personnel expenses associated with higher staffing levels and increased contract manufacturing costs. Contract manufacturing costs increased by approximately $8.3 million primarily due to our agreement with Abbott Laboratories for the manufacturing of our SGN-30 monoclonal antibody product candidate, which is substantially complete. This antibody is also used in our SGN-35 ADC product candidate. Both research and development expenses include additional costs related to our expanded laboratory and office facilities.

Clinical expenses include personnel and occupancy expenses and external clinical trials costs including principal investigator fees, clinical site expenses, clinical research organization charges and regulatory activities associated with conducting human clinical trials. Clinical costs increased in 2004 from 2003 principally due to expanded third-party costs for our SGN-30 phase II trials, new patient enrollments in our SGN-40 phase I trials and costs for our SGN-15 phase II trials. Clinical costs also increased in 2004 from 2003 due to increased personnel expenses associated with higher staffing levels, which included two Medical Director positions. Costs associated with our clinical activities decreased in 2003 from 2002 due to the completion of patient enrollment in our SGN-30 phase I trials and our SGN-15 non-small cell lung phase II trial.

We allocate our employee and infrastructure resources across several projects, including our discovery and research programs directed towards identifying novel antigen targets, monoclonal antibodies and new classes of stable linkers and cell-killing drugs. Many of our costs are not attributable to a specifically identified project, but instead are directed to overall research efforts. Accordingly, we do not allocate our infrastructure costs and do not account for internal research and development costs on a project-by-project basis. As a result, we cannot report actual total costs incurred for each of our clinical and preclinical projects on a project-by-project basis.

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

Product candidates ($’s in thousands)				Annual Percentage Change		(5 years) January 1, 2000 to December 31, 2004
	2004	2003	2002	2004/2003	2003/2002
SGN-30	$12,133	$3,633	$342	234%	962%	$21,297
SGN-35	2,532	860	677	194%	27%	4,069
SGN-15	1,529	1,607	5,344	-5%	-70%	10,658
SGN-40	515	76	—	578%	100%	591
SGN-70 and SGN-75	23	—	—	100%	0%	23

Total third party costs	16,732	6,176	6,363	171%	-3%	36,638
Unallocated costs and overhead	20,270	15,214	12,999	33%	17%	61,021

Total research and development	$37,002	$21,390	$19,362	73%	10%	$97,659

SGN-30 represents a majority of our total third party research and development expenditures due to the costs of manufacturing SGN-30 for clinical trials and the costs of expanding our clinical trials into Europe. For SGN-40, Genentech manufactured substantial quantities of clinical grade material that have been transferred to us, which has enabled us to keep our third party costs associated with SGN-40 low during the initiation of our clinical development of SGN-40. However, we expect the third party costs associated with SGN-40 to increase as we expand our clinical trial activities and conduct later-stage clinical and commercial manufacturing with Abbott Laboratories. We also expect third party costs for SGN-35 to increase as we conduct clinical grade manufacturing and initiate clinical trials. Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our product candidates toward eventual commercialization, the product candidates are tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that may take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

We anticipate that our research, development, contract manufacturing and clinical expenses will continue to grow in the foreseeable future as we expand our discovery and preclinical activities, as new product candidates enter clinical trials and as we advance our product candidates already in clinical trials, SGN-30, SGN-15 and SGN-40, to new clinical sites. These expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

General and administrative

General and administrative ($ in thousands)				Annual percentage change
	2004	2003	2002	2004/2003	2003/2002
Total	$6,498	$5,428	$4,696	20%	16%

General and administrative expenses, excluding non-cash stock-based compensation expenses, increased 20% to $6.5 million in 2004 from 2003 and increased 16% to $5.4 million in 2003 from 2002. In 2004, the increase was attributable to additional administrative personnel and increased professional service fees to facilitate compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In 2003, the increase was principally due to additional administrative personnel, benefit and severance pay costs and increased expenses for liability and directors’ and officers’ insurance. The number of general and administrative personnel increased to 27 at December 31, 2004 from 21 at December 31, 2003 and from 19 at December 31, 2002. We anticipate that general and administrative expenses will continue to increase as our costs related to adding personnel in support of our operations increase. We will also continue to incur professional fees in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, but at anticipated levels below 2004 costs.

Non-cash stock-based compensation

Non-cash stock-based compensation ($ in thousands)				Annual percentage change
	2004	2003	2002	2004/2003	2003/2002
Total	$869	$1,515	$2,821	-43%	-46%

Non-cash stock-based compensation expense decreased 43% to $869,000 in 2004 from 2003 and decreased 46% to $1.5 million in 2003 from 2002. These decreases are primarily attributable to scheduled accelerated amortization of deferred stock-based compensation in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of stock option grants issued prior to March 6, 2001. In 2004, the decrease also includes changes for unvested stock option forfeitures from terminated employees, changes in value of options subject to variable accounting and a non-cash stock-based compensation charge of approximately $348,000 for accelerated vesting of stock options for employee severance pay. Variable accounting treatment related to non-employee stock option grants results in charges or benefits, recorded to non-cash stock-based compensation, depending on fluctuations in the market value of our common stock.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS 123R. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

We currently expect to adopt SFAS 123R effective July 1, 2005. If we adopt the modified prospective method and continue to use the standard option pricing model, we estimate share-based compensation expense to be approximately $1.0 million for the quarter ended September 30, 2005 and approximately $850,000 for the quarter ended December 31, 2005 based on stock options outstanding as of February 28, 2005. These estimates may increase as additional awards of equity instruments are granted. We currently do not anticipate any changes in compensation strategies due to the adoption of FAS 123R.

Investment income, net

Investment income, net ($ in thousands)				Annual percentage change
	2004	2003	2002	2004/2003	2003/2002
Total	$2,229	$1,177	$2,035	89%	-42%

Investment income increased 89% to $2.2 million in 2004 from 2003 and decreased 42% to $1.2 million in 2003 from 2002. In 2004, the increase was primarily due to additional interest income received from the net proceeds of approximately $62.1 million from our follow-on public offering of 8,050,000 shares of common stock that was completed in February 2004. In 2003, the decrease was primarily due to declining average interest yields. We anticipate that investment income will decline in 2005 based on lower average anticipated levels of cash and investment balances.

Non-cash accretion of preferred stock deemed dividend

Non-cash accretion of preferred stock deemed dividend ($ in thousands)
	2004	2003	2002
Total	$36,558	$201	$—

Non-cash accretion of preferred stock deemed dividend was $36.6 million in 2004 and $201,000 in 2003. As part of our Series A convertible preferred stock financing in July 2003, we recorded a non-cash accretion of preferred stock deemed dividend, which represented an increase to reported net loss in arriving at net loss attributable to common stockholders, using the effective interest method through the date of earliest conversion in July 2004. In the future, we will not record any additional non-cash accretion of preferred stock deemed dividend as part of our Series A convertible preferred stock financing. The non-cash accretion of the preferred stock deemed dividend did not have an effect on net loss or cash flows for the applicable reporting periods or have an impact on total stockholders’ equity as of the applicable reporting dates.

Liquidity and Capital Resources

Liquidity and Capital Resources	2004	2003	2002
At December 31:
Cash, cash equivalents and short-term and long-term investments	$105,898	$73,682	$44,219
Working capital	$30,233	$38,839	$23,952

For the year ended December 31:
Cash provided by (used in):
Operating activities	$(23,279)	$(17,723)	$(14,140)
Investing activities	$(40,330)	$(30,836)	$8,379
Financing activities	$63,629	$49,003	$6,648
Capital expenditures (included in investing activities above)	$(5,723)	$(589)	$(1,705)

We have financed our operations primarily through the issuance of equity securities and funding from our collaboration and license agreements. For the previous three years, we received $62.1 million in net proceeds from our follow-on public offering, approximately $40.4 million of net proceeds from our private placement of Series A convertible preferred stock and common stock warrants, approximately $22.1 million in cash fees and milestone payments under our collaboration and license agreements, approximately $13.5 million in proceeds from the issuance of common stock to our collaborators pursuant to our collaboration and license agreements and approximately $2.4 million in cash from stock option exercises and from common stock issued pursuant to our employee stock purchase plan.

At December 31, 2004, cash, cash equivalents, short-term and long-term investments totaled $105.9 million. Our cash, cash equivalents, short-term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper and money market accounts.

Capital expenditures of $5.7 million in 2004 consisted of improvements, lab equipment, furniture and fixtures, primarily in connection with the expansion of our existing headquarters and operations facility for lab and office expansion which was completed during August 2004. Capital expenditures of $589,000 in 2003 and $1.7 million in 2002 consisted primarily of lab equipment, computers and related information systems in support of our research and development activities and in support of employee growth. We expect that our 2005 capital expenditures will decrease from 2004 based on completion of improvements to our existing headquarters and operations facility during 2004.

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

Some of our manufacturing, license and collaboration agreements also provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones and the payment of royalties based on commercial product sales. We do not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years. The amounts set forth above could be substantially higher if we are required to make milestone payments or if we receive regulatory approvals and are required to pay royalties earlier than anticipated.

The following are our future minimum contractual commitments for the periods subsequent to December 31, 2004 (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases	$14,120	$2,118	$2,139	$2,163	$2,201	$2,246	$3,253
Manufacturing, license and collaboration agreements	8,475	7,625	205	210	215	220	—

Total	$22,595	$9,743	$2,344	$2,373	$2,416	$2,466	$3,253

The minimum payments under manufacturing, license and collaboration agreements in 2005 primarily represent contractual obligations related to manufacturing campaigns to perform scale-up and GMP manufacturing for monoclonal antibody and ADC products for use in our clinical trials.

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with approximately $977,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. Beginning in June 2005, the lease provides for decreases in the restricted account balance by approximately $385,000 per year provided that the total amount pledged does not fall below approximately $478,000. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we would be obligated to increase our restricted investment balance. At December 31, 2004, we were in compliance with these thresholds.

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

Subsequent Events

In February 2005, CuraGen Corporation paid a $1.0 million fee to exercise its option to designate a second antigen target under its existing ADC collaboration with us. Under the terms of the agreement, CuraGen has rights to use our ADC technology with antibodies against up to two targets selected by CuraGen. CuraGen also pays ongoing technology access and material supply fees and has agreed to make progress-dependent milestone payments and pay royalties on net sales of ADC products. CuraGen is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration.

In February 2005, we entered into an agreement with Abbott Laboratories for manufacturing of our SGN-40 monoclonal antibody product candidate. Under the terms of the agreement, Abbott has agreed to perform scale-up and GMP manufacturing of SGN-40 to support clinical trials. In the future, Abbott has also agreed to manufacture commercial-grade material to support potential regulatory approval and commercial launch of SGN-40 if required. Our total costs through the end of 2005 of manufacturing SGN-40 with Abbott could be up to $3.2 million.

In March 2005, we achieved a milestone under our ADC collaboration agreement with Genentech, triggering a payment to us. The milestone is based on Genentech’s continued progress in preclinical development with an ADC utilizing our technology.

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

All of our product candidates are in early stages of development. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Currently, SGN-30, SGN-15 and SGN-40 are in clinical trials and SGN-35, SGN-70, SGN-75 and SGN-17/19 are in preclinical development. We expect that much of our efforts and expenditures over the next few years will be devoted to these clinical and preclinical product candidates. We have no products that have received regulatory approval for commercial sale.

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

Before we can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. Each of these trials requires the investment of substantial expense and time. We are currently conducting phase II clinical trials of our two most advanced product candidates and phase I clinical trials of a third product candidate. We expect to commence additional trials of these and other product candidates in the future. There are numerous factors that could delay each of these clinical trials or prevent us from completing these trials successfully.

Commercialization of our product candidates will ultimately depend upon successful completion of additional research and development and testing in both clinical trials and preclinical models. At the present time, SGN-30, SGN-15 and SGN-40 are our only product candidates in clinical development and SGN-35, SGN-70, SGN-75 and SGN-17/19 are our only product candidates in preclinical development. As a result, any delays or difficulties we encounter with these product candidates may impact our ability to generate revenue and cause our stock price to decline significantly.

Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. We still only have limited efficacy data from our phase I and phase II clinical trials of SGN-30 and SGN-15 and our phase I clinical trials of SGN-40. Phase I and phase II clinical trials are not primarily designed to test the efficacy of a drug candidate but rather to test safety, to study pharmacokinetics and pharmacodynamics and to understand the drug candidate’s side effects at various doses and schedules. For example, we are currently conducting two phase II biomarker studies of SGN-15 in an effort to optimize the dosing schedules of SGN-15 in combination with Taxotere. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. We believe that any clinical trial designed to test the efficacy of SGN-30, SGN-15 or SGN-40, whether phase II or phase III, will likely involve a large number of patients to achieve statistical significance and will be expensive. We may conduct lengthy and expensive clinical trials of SGN-30, SGN-15 or SGN-40, only to learn that the drug candidate is not an effective treatment. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause it to be redone or terminated. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be redone or terminated. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority may also vary significantly based on the type, complexity and novelty of the product involved, as well as other factors.

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

We do not currently have the ability to manufacture ourselves the drug products that we need to conduct our clinical trials and rely upon a limited number of manufacturers to supply our drug products. We received clinical-grade SGN-15 from Bristol-Myers Squibb for our previous clinical trials, and have entered into agreements with contract manufacturers including ICOS Corporation, Albany Molecular Research and Sicor Inc., now a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd, to supplement our supplies of SGN-15 as necessary for future studies. For SGN-30, we have contracted with ICOS to manufacture preclinical and early-stage clinical supplies and with Abbott Laboratories for late-stage clinical and commercial supplies. For SGN-40, Genentech manufactured substantial quantities of clinical grade material that have been transferred to us, and we have contracted with Abbott Laboratories for late-stage clinical and commercial supplies. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including synthesis of our next generation drug-linker systems, conjugation, vialing and storage of our product candidates.

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

Our second generation ADC technology and our ADEPT technology are still at an early-stage of development and have not yet entered human clinical trials.

Our second generation ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, and our ADEPT technology are still at relatively early stages of development. The ADC technology is used in our SGN-35 and SGN-75 product candidates and is the basis of our collaborations with Genentech, UCB Celltech, Protein Design Labs, CuraGen and Bayer. The ADEPT technology is used in our SGN-17/19 product candidate and is the basis of our collaboration with Genencor. We and our corporate collaborators are still conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies, and significant additional studies will be required before any of these ADC or ADEPT product candidates enter human clinical trials. For example, we have observed evidence of toxicity in some preclinical models with certain drug-linker forms and are focusing our efforts on forms with the lowest toxicity in order to maximize the therapeutic window of our ADC technology. In addition, preclinical models to study anti-cancer activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human cancer and there is no assurance that we will be able to use these technologies in the treatment of humans. Any failures or setbacks in our ADC or ADEPT programs could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding this technology, which would negatively affect our business and financial position.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability for some time, if at all. Our limited operating history may make it difficult to evaluate our business and an investment in our common stock.

We have incurred net losses in each of our years of operation and, as of December 31, 2004, we had an accumulated deficit of approximately $114.1 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements and from government grants. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

In some circumstances we rely on collaborators to assist in the research and development activities necessary for the commercialization of our product candidates. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, we may not be able to commercialize our product candidates.

We have established and intend to continue to establish alliances with third-party collaborators to develop and market some of our current and future product candidates and to license our ADC and ADEPT technologies. We have licensed our ADC technology to Genentech, UCB Celltech, Protein Design Labs, CuraGen and Bayer, and have licensed our ADEPT technology to Genencor. These collaborations provide us with cash and revenues through technology access and license fees, sponsored research fees, equity sales and potential milestone and royalty payments. We use these funds to partially fund the development costs of our internal pipeline of product candidates. Collaborations can also create and strengthen our relationships with leading biotechnology and pharmaceutical companies and may provide synergistic benefits by combining our technologies with the technologies of our collaborators. For example, in July 2004, we formed a collaboration with Celera Genomics to jointly discover and develop antibody-based therapies for cancer.

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

We have entered into agreements with third-party commercial and academic institutions to license technology for use in our ADC technology and product candidates. Currently, we have license agreements with Bristol-Myers Squibb, Arizona State University, Genentech, Protein Design Labs, CLB Research and Development, ICOS Corporation, Mabtech AB, the University of Miami and Imperial College London, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our product candidates. In addition, continued development and commercialization of our product candidates may require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

Our success depends, in part, on obtaining and maintaining patent protection and successfully defending these patents against third party challenges in the United States, Canada, France, Germany, Japan, United Kingdom and Italy, as well as other countries. We own multiple U.S. and foreign patents and pending patent applications for our technologies. We also have rights to issued U.S. patents, patent applications, and their foreign counterparts, relating to our monoclonal antibody and drug-based technologies. Our rights to these patents and patent applications are derived from worldwide licenses from Bristol-Myers Squibb, Arizona State University, Genentech and Protein Design Labs, among others. In addition, we have licensed our U.S. and foreign patents and patent applications to third parties.

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

Our research collaborators may publish data and information to which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information may be impaired.

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

We are highly dependent on the efforts and abilities of the principal members of our senior management. Additionally, we have several scientific personnel with significant and unique expertise in monoclonal antibodies and related technologies. The loss of the services of any one of the principal members of our managerial or scientific staff may prevent us from achieving our business objectives.

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

Moreover, government health administrative authorities, private health insurers and other organizations are increasingly challenging both the need for and the price of new medical products and services. Consequently, uncertainty exists as to the reimbursement status of newly approved therapeutics and diagnostics. For these and other reasons, physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that we develop and even if they do, reimbursement may not be available for our products to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. Similarly, even if we do receive reimbursement, the target market for our products may be small or the focus of intense competition and we may not realize an appropriate return on our investment in research and product development.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and may occur again in the future and as a result we may be required to make changes in our accounting policies. Compliance with new regulations regarding corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules and the recent accounting changes to expense stock options, are creating uncertainty for companies such as ours and insurance costs are increasing as a result of this uncertainty and other factors. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from science and business activities to compliance activities. For example, we have incurred and expect to continue to incur substantial costs and expend significant resources to comply with the regulations promulgated under Section 404 of the Sarbanes-Oxley Act of 2002.

Our stock price may be volatile and our shares may suffer a decline in value.

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. During the fourth quarter of 2004, our stock price fluctuated between $5.63 and $7.85 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 43.2 percent of our voting power as of March 9, 2005. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

In addition to the 1,500,000 shares of Series A convertible preferred stock that are currently outstanding as of March 9, 2005, our Board of Directors has the authority to issue up to an additional 3,360,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Seattle Genetics without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Seattle Genetics, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state anti-takeover laws in Delaware and Washington related to corporate takeovers may prevent or delay a change of control of Seattle Genetics.

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

Item 8. Financial Statements and Supplementary Data.

Seattle Genetics, Inc.

Seattle Genetics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Seattle Genetics, Inc.

We have completed an integrated audit of Seattle Genetics, Inc.’s 2004 financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Seattle Genetics, Inc. (the Company) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Seattle, Washington

March 11, 2005

Seattle Genetics, Inc.

Balance Sheets

(In thousands, except share amounts)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$9,645	$9,625
Short-term investments	27,492	31,205
Interest receivable	818	670
Accounts receivable	1,477	826
Prepaid expenses and other	476	345

Total current assets	39,908	42,671
Property and equipment, net	9,463	5,500
Restricted investments	977	976
Long-term investments	68,761	32,852

Total assets	$119,109	$81,999

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$4,815	$1,726
Current portion of deferred revenue	4,860	2,106

Total current liabilities	9,675	3,832

Long-term liabilities
Deferred rent	472	390
Deferred revenue, less current portion	5,129	2,899

Total long-term liabilities	5,601	3,289

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, 1,500,000 and 1,640,000 shares issued and outstanding, respectively	2	2
Common stock, $0.001 par value, 100,000,000 shares authorized, 41,984,003 and 32,031,148 issued and outstanding, respectively	42	32
Additional paid-in capital	217,995	154,497
Deferred stock compensation	—	(990)
Accumulated other comprehensive income (loss)	(65)	39
Accumulated deficit	(114,141)	(78,702)

Total stockholders’ equity	103,833	74,878

Total liabilities and stockholders’ equity	$119,109	$81,999

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues
Collaboration and license agreements	$6,701	$4,989	$1,543
Government grants	—	81	141

Total revenues	6,701	5,070	1,684

Operating expenses
Research and development (excludes non-cash stock-based compensation expense of $206, $538 and $912, respectively)	37,002	21,390	19,362
General and administrative (excludes non-cash stock-based compensation expense of $663, $977 and $1,909, respectively)	6,498	5,428	4,696
Non-cash stock-based compensation expense	869	1,515	2,821

Total operating expenses	44,369	28,333	26,879

Loss from operations	(37,668)	(23,263)	(25,195)
Investment income, net	2,229	1,177	2,035

Net loss	(35,439)	(22,086)	(23,160)
Non-cash accretion of preferred stock deemed dividend	(36,558)	(201)	—

Net loss attributable to common stockholders	$(71,997)	$(22,287)	$(23,160)

Net loss per share—basic and diluted	$(1.80)	$(0.73)	$(0.77)

Weighted-average shares—basic and diluted	39,985	30,722	30,138

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Stockholders’ Equity

(In thousands)

	Preferred stock		Common stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock compensation	Accumulated Other Comprehensive Income	Accumulated deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, December 31, 2001	—	—	29,323	$29	$98,485	$(271)	$(4,689)	$573	$(33,456)	$60,671
Issuance of common stock for employee stock purchase plan	—	—	32	—	136	—	—	—	—	136
Stock option exercises	—	—	66	—	12	—	—	—	—	12
Issuance of common stock to Genencor	—	—	574	1	2,999	—	—	—	—	3,000
Issuance of common stock to Genentech.	—	—	698	1	3,499	—	—	—	—	3,500
Deferred stock compensation	—	—	—	—	98	—	(98)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	2,821	—	—	2,821
Unrealized loss on investments	—	—	—	—	—	—	—	(275)	—	(275)
Reclassification adjustment for gains included in net loss	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	(23,160)	(23,160)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(23,438)

Balances, December 31, 2002	—	—	30,693	31	105,229	(271)	(1,966)	295	(56,616)	46,702
Issuance of common stock for employee stock purchase plan	—	—	43	—	120	—	—	—	—	120
Stock option exercises	—	—	205	—	567	—	—	—	—	567
Issuance of Series A preferred stock	1,640	2	—	—	36,760	—	—	—	—	36,762
Issuance of common stock warrants	—	—	—	—	3,614	—	—	—	—	3,614
Collection of notes receivable from stockholders	—	—	—	—	—	271	—	—	—	271
Issuance of common stock to Genentech.	—	—	1,090	1	7,668	—	—	—	—	7,669
Deferred stock compensation	—	—	—	—	539	—	(539)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	1,515	—	—	1,515
Unrealized loss on investments	—	—	—	—	—	—	—	(254)	—	(254)
Reclassification adjustment for gains included in net loss	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(22,086)	(22,086)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(22,342)

Balances at December 31, 2003	1,640	2	32,031	32	154,497	—	(990)	39	(78,702)	74,878
Issuance of common stock for employee stock purchase plan	—	—	78	1	235	—	—	—	—	236
Stock option exercises	—	—	425	—	1,290	—	—	—	—	1,290
Follow-on public offering (net of issuance costs of $4,310)	—	—	8,050	9	62,094	—	—	—	—	62,103
Redemption of Series A preferred stock	(140)	—	1,400	—	—	—	—	—	—	—
Deferred stock compensation	—	—	—	—	(605)	—	605	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	385	—	—	385
Accelerated vesting of stock options on employee severance	—	—	—	—	348	—	—	—	—	348
Remeasurement and issuance of stock options in exchange for consulting services.	—	—	—	—	136	—	—	—	—	136
Unrealized loss on investments	—	—	—	—	—	—	—	(94)	—	(94)
Reclassification adjustment for gains included in net loss	—	—	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	—	—	(35,439)	(35,439)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(35,543)

Balances at December 31, 2004	1,500	$2	41,984	$42	$217,995	—	$—	$(65)	$(114,141)	$103,833

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statement of Cash Flows

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Operating activities
Net loss	$(35,439)	$(22,086)	$(23,160)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	869	1,515	2,821
Depreciation and amortization	1,744	1,326	1,231
Loss on disposal of property and equipment	16	—	—
Realized gain on sale of investments	(10)	(2)	(3)
Amortization on investments	2,316	978	686
Deferred rent	82	122	161
Changes in operating assets and liabilities
Interest receivable	(148)	(299)	354
Accounts receivable	(651)	(454)	(290)
Prepaid expenses and other	(131)	12	157
Accounts payable and accrued liabilities	3,089	(465)	870
Deferred revenue	4,984	1,630	3,033

Net cash used in operating activities	(23,279)	(17,723)	(14,140)

Investing activities
Purchases of investments	(125,817)	(66,497)	(22,335)
Proceeds from sale and maturities of investments	91,210	36,250	32,419
Purchases of property and equipment	(5,723)	(589)	(1,705)

Net cash (used in) provided by investing activities	(40,330)	(30,836)	8,379

Financing activities
Net proceeds from issuance of common stock	63,629	8,356	6,648
Net proceeds from issuance of preferred stock and warrants	—	40,376	—
Collection of notes receivable from stockholders	—	271	—

Net cash provided by financing activities	63,629	49,003	6,648

Net increase in cash and cash equivalents	20	444	887
Cash and cash equivalents, at beginning of period	9,625	9,181	8,294

Cash and cash equivalents, at end of period	$9,645	$9,625	$9,181

Supplemental disclosures
Non-cash investing and financing activities
Increase (decrease) in deferred stock compensation	$(605)	$(539)	$98

Property and equipment purchase costs accrued	$—	$—	$(587)

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

Investments

Investments in securities with maturities of less than one year at the date of acquisition or where management’s intent is to use the investments to fund current operations are classified as short-term investments. Management’s classification of its marketable securities is in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies its securities as available-for-sale, which are reported at fair value with the related unrealized gains and losses included as a component of stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income (expense). The Company has determined that unrealized losses are temporary as the duration of the decline in the value of the investments has been short, the extent of the decline, in both dollars and percentage of cost is not significant, and the Company has the ability and intent to hold the investments until it recovers at least substantially all of the cost of the investment. Cost of investments for purposes of computing realized and unrealized gains and losses are based on the specific identification method.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income, net. Interest and dividends on all securities are included in investment income.

Restricted investments

Restricted investments consist of a money market account and government bonds backed by U.S. government agencies. These investments are carried at fair value, and are restricted as to withdrawal in

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

accordance with the lease of the Company’s office and laboratory facility. Restricted investments are held in the Company’s name with a major financial institution. The lease terms provide for changes in the amounts pledged as restricted securities based upon the Company’s market capitalization, stockholders’ equity or cash and investments balance until the lease expiration date of May 31, 2011. In the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company will be obligated to increase its restricted investment balance to approximately $3.4 million. As of December 31, 2004, the Company was in compliance with these thresholds.

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Years
Laboratory equipment	5
Furniture and fixtures	5
Computers and office equipment	3
Vehicles	5

Leasehold improvements are amortized over the shorter of the term of the applicable lease or the estimated useful life of the asset, generally 6 to 10 years. Gains and losses from the disposal of property and equipment are reflected in the statement of operations at the time of disposition. Expenditures for additions and improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment by comparing the anticipated undiscounted net cash flows to the related asset’s carrying value. The amount of a recognized impairment loss is the excess of an asset’s carrying value over its fair value. If an impairment exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2004.

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

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

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

The Company performs certain research and development activities on behalf of collaborative partners. The Company is generally reimbursed at pre-determined billing rates. The Company recognizes revenue as the activities are performed, but bills the collaborator monthly, quarterly or upon the completion of the effort, based on the terms of each agreement. Amounts earned, but not billed to the collaborator, are included in accounts receivable in the accompanying balance sheets. Amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenues earned for the goods provided and are recognized as revenue when the goods are delivered. Shipping and handling costs associated with amounts billed to a customer are recorded as operating expenses of the Company.

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

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

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

The following table illustrates the effect on net loss and loss per share as if the fair value method, using the assumptions described in Note 10 “Stock Option Plan,” had been applied to all outstanding and unvested awards and shares issued under the Company’s Employee Stock Purchase Plan in each year (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net loss attributable to common stockholders as reported	$(71,997)	$(22,287)	$(23,160)
Add: stock-based compensation for employees under APB No. 25 included in reported net loss	733	1,277	2,821
Deduct: total stock-based compensation expense for employees determined under the fair value method	(5,218)	(5,383)	(8,507)

Pro forma net loss attributable to common stockholders	$(76,482)	$(26,393)	$(28,846)

Basic and diluted net loss per share
As reported	$(1.80)	$(0.73)	$(0.77)

Pro forma	$(1.91)	$(0.86)	$(0.96)

Comprehensive income/loss

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130). SFAS No. 130 requires the disclosure of comprehensive income and its components in the financial statements. Comprehensive income/loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. The Company’s other comprehensive income/loss is comprised of other unrealized gains and losses on investments.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

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

Recent accounting pronouncements

In December 2003, the FASB issued SFAS Interpretation No. 46R, Consolidation of Variable Interest Entities (amended). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date of application to periods ending after December 15, 2003. The adoption of this interpretation will not have a material impact on the Company’s financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held for Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB approved the issuance of FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not expect the adoption of EITF 03-1 to have a material effect on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS 123R, which replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

The Company currently expects to adopt SFAS 123R effective July 1, 2005. If the Company adopts the modified prospective method and continues to use the standard option pricing model, it estimates share-based compensation expense to be approximately $1.0 million for the quarter ended September 30, 2005 and approximately $850,000 for the quarter ended December 31, 2005 based on stock options outstanding as of February 28, 2005. These estimates may increase as additional awards of equity instruments are granted. The Company currently does not anticipate any changes in compensation strategies due to the adoption of FAS 123R.

Reclassifications

Certain expense reclassifications have been made in prior period’s financial statements to conform to classifications used in the current year. These reclassifications have no impact on net loss, stockholders’ equity or cash flows as previously reported.

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

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net loss attributable to common stockholders	$(71,997)	$(22,287)	$(23,160)

Weighted-average shares basic and diluted	39,985	30,722	30,138

Basic and diluted net loss per share attributable to common stockholders	$(1.80)	$(0.73)	$(0.77)

Antidilutive securities not included in net loss per share attributable to common stockholders calculation
Convertible preferred stock	15,811	16,400	—
Warrants to purchase common stock	2,050	2,050	—
Options to purchase common stock	5,089	4,871	3,840
Restricted shares of common stock subject to repurchase	23	74	222

Total	22,973	23,395	4,062

2. Investments

Investments consist of available-for-sale securities as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
Mortgage-backed securities	$61,174	$201	$(164)	$61,211
U.S. corporate obligations	21,087	—	(79)	21,008
U.S. government and agencies	14,565	2	(25)	14,542
Taxable municipal bonds	469	—	—	469

Total	$97,295	$203	$(268)	$97,230

Reported as:
Short-term investments				$27,492
Long-term investments				68,761
Restricted investments				977

Total				$97,230

December 31, 2003
Mortgage-backed securities	$32,790	$162	$(99)	$32,853
U.S. corporate obligations	29,989	1	(23)	29,967
Taxable municipal bonds	1,191	—	(4)	1,187
U.S. government and agencies	1,024	2	—	1,026

Total	$64,994	$165	$(126)	$65,033

Reported as:
Short-term investments				$31,205
Long-term investments				32,852
Restricted investments				976

Total				$65,033

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

The gross realized gains or losses on sales of available-for-sale securities for 2004, 2003 and 2002 were immaterial and are therefore not shown.

The contractual maturities of our available-for-sale securities are shown below (in thousands):

	Amortized Cost	Fair Value
December 31, 2004
Due in one year or less	$28,029	$27,996
Due in one year through two years	8,092	8,023
Mortgage-backed securities	61,174	61,211

Total	$97,295	$97,230

December 31, 2003
Due in one year or less	$32,204	$32,180
Mortgage-backed securities	32,790	32,853

Total	$64,994	$65,033

The Company has determined that unrealized losses are temporary as the duration of the decline in the value of the investments has been short, the extent of the decline, in both dollars and percentage of cost is not significant, and the Company has the ability and intent to hold the investments until it recovers at least substantially all of the cost of the investment.

At December 31, 2004 the aggregate fair value of investments with unrealized losses was as follows:

Mortgage-backed securities	$29,448
U.S. corporate obligations	14,040
U.S. government and agencies	8,583
Taxable municipal bonds	470

Total	$52,541

3. Prepaid expenses and other

Prepaid expenses and other consists of the following at December 31 (in thousands):

	2004	2003
Service contracts	$192	$139
Insurance	156	124
License fees paid in advance	103	56
Other	25	26

Total	$476	$345

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

4. Property and equipment

Property and equipment consists of the following at December 31 (in thousands):

	2004	2003
Leasehold improvements	$7,466	$3,863
Laboratory equipment	4,729	3,189
Furniture and fixtures	1,168	872
Computers, office equipment and vehicle	1,127	931
Construction in progress	—	91

	14,490	8,946
Less: accumulated depreciation and amortization	(5,027)	(3,446)

Total	$9,463	$5,500

The Company has collateralized the majority of its property and equipment against certain obligations under its office and laboratory lease agreement.

5. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consists of the following at December 31 (in thousands):

	2004	2003
Contract manufacturing	$1,843	$—
Trade accounts payable	1,170	939
Compensation and benefits	830	655
Clinical trial costs	756	6
Franchise and local taxes	216	126

Total	$4,815	$1,726

Contract manufacturing represents amounts due to a third party manufacturer pursuant to an agreement entered into during the year ended December 31, 2004.

6. Income taxes

At December 31, 2004, the Company had net operating loss carryforwards of approximately $50.3 million, which may be used to offset future taxable income. These carryforwards expire beginning in 2018 through 2024. The Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in the Company’s ownership occur.

At December 31, 2004 the Company had research and experimentation credit carryforwards of approximately $3.9 million, which will expire beginning in 2019 through 2024.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

The Company’s net deferred tax assets consist of the following at December 31 (in thousands):

	2004	2003
Deferred tax assets
Net operating loss carryforwards	$17,092	$13,697
Capitalized research and development	13,524	6,523
Research and development credit carryforwards	3,924	2,275
Deferred revenue	3,012	1,484
Stock-based compensation	1,501	1,801
Depreciation and amortization	419	318
Other	545	305

Total deferred tax assets	40,017	26,403
Less: Valuation allowance	(40,017)	(26,403)

Net deferred tax assets	$—	$—

Changes in the valuation allowance were $13.6 million, $7.9 million and $8.1 million for the years ended 2004, 2003 and 2002, respectively.

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

In December 2003, Genentech designated additional targets under the collaboration agreement, triggering the payment of an additional $3.0 million fee and the purchase of $7.0 million of the Company’s common stock in a private placement. The $3.0 million fee has been deferred and will be recognized ratably over 40 months, the remaining term of the research period in the original Genentech collaboration agreement. The number of shares issued to Genentech was based upon the average closing price of the Company’s common stock for the 30 trading days ending on December 9, 2003, the date Genentech designated the additional targets. The private placement transaction closed on December 18, 2003. Due to an increase in the price of the Company’s common stock between the designation date and the closing date, the excess of the fair value of the shares of common stock issued to Genentech over the purchase price, which excess totaled to $669,000, was recorded as a discount to deferred revenue. The discount will be recognized ratably over the remaining term of the Genentech agreement and, under the requirements of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” will be recorded as contra revenue. The Company recorded approximately $199,000 and $13,000 of non-cash contra revenue during the years ended December 31, 2004 and 2003, respectively. The Company anticipates that it will record future non-cash contra revenue of approximately $199,000 in each of 2005 and 2006, and approximately $59,000 in 2007.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

In November 2004, Genentech designated additional targets under the collaboration agreement, triggering the payment of an additional $1.6 million fee. Under the terms of the agreement, Genentech has rights to use the Company’s ADC technology with antibodies against certain targets selected by Genentech. The $1.6 million fee has been deferred and will be recognized ratably over 30 months, the remaining term of the research period in the original Genentech collaboration agreement.

The Company is currently assisting Genentech with process development and manufacturing of a HER2-targeted ADC. Material supply and service fees billed under these process development and manufacturing activities will be deferred and recognized to revenue ratably over a two year development period.

Bayer Pharmaceuticals

In September 2004, the Company entered into an ADC collaboration with Bayer Corporation. Under the terms of the multi-year agreement, Bayer paid the Company an upfront fee of $2.0 million for an exclusive license to the Company’s ADC technology for a single antigen. The upfront fee is being recognized as revenue ratably over the three year research period. Bayer will pay material supply and research support fees for any assistance provided by the Company in developing ADC products, as well as annual maintenance fees. The material supply and research support fees will be recognized as the activities are performed and the maintenance fees will be recognized to revenue ratably over the annual maintenance period. Bayer is responsible for research, product development, manufacturing and commercialization of all products under the collaboration and may make progress-dependent milestone payments and pay royalties on net sales of resulting ADC products. Progress dependent milestones will be recognized to revenue as the milestones are achieved.

CuraGen.

In June 2004, the Company entered into an ADC collaboration with CuraGen Corporation. Under the terms of the multi-year agreement, CuraGen paid the Company an upfront fee of $2.0 million for an exclusive license to the Company’s ADC technology for a single antigen. The upfront fee will be recognized as revenue ratably over the two year research period. CuraGen will also pay material supply and research support fees for any assistance provided by the Company in developing ADC products, as well as annual maintenance fees. The material supply and research support fees will be recognized as the activities are performed and the maintenance fees will be recognized to revenue ratably over the annual maintenance period. CuraGen is responsible for research, product development, manufacturing and commercialization of all products under the collaboration and may make progress-dependent milestone payments and pay royalties on net sales of resulting ADC products. Progress dependent milestones will be recognized to revenue as the milestones are achieved.

UCB Celltech

In March 2002, the Company entered into an ADC collaboration with Celltech Group. The collaboration was assumed by UCB Celltech in 2004 upon UCB S.A.’s acquisition of Celltech. Under the terms of the multi-year agreement, UCB Celltech paid the Company an upfront technology access fee, is paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. UCB Celltech is responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this agreement. During 2003 and 2004, the Company achieved several preclinical milestones under the Company’s ADC collaboration with UCB Celltech, which triggered payments to the Company.

Protein Design Labs

In June 2001, the Company entered into an ADC collaboration with Eos Biotechnology, which was assumed by Protein Design Labs upon its acquisition of Eos Biotechnology in 2003. In January 2004, the Company and Protein Design Labs agreed to expand their ongoing ADC collaboration. The Company has agreed to provide

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

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

Celera Genomics Group

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

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

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

CLB-Research and Development

Pursuant to a license agreement the Company entered into in July 2001, the Company obtained an exclusive license to specific monoclonal antibodies that target cancer and immunologic disease targets from CLB-Research and Development, located in the Netherlands. One of these antibodies is the basis for SGN-70 and the antibody component of SGN-75. Under the terms of this agreement, the Company has made upfront and option exercise payments and is required to make progress-dependent milestone payments and pay royalties on net sales of products incorporating technology licensed from CLB-Research and Development.

Arizona State University

In February 2000, the Company entered into a license agreement with Arizona State University for a worldwide, exclusive license to the cell-killing agent Auristatin E. The Company subsequently amended this agreement in August 2004. Under the terms of the amended agreement, the Company is required to pay annual maintenance fees to Arizona State University until expiration of their patents covering Auristatin E. The Company is not, however, required to pay any progress-dependent milestone payments or royalties on net sales of products utilizing the Auristatin derivatives currently used in the Company’s ADC technology, and thus the Company does not expect to pay any milestones or royalties to Arizona State University with respect to products employing its current ADC technology.

Imperial College London

In May 2004, the Company entered into a license agreement with Imperial College London for rights to a novel antigen target, several monoclonal antibodies and two associated U.S. patents from Imperial College London. Under the terms of this agreement, the Company made an up front payment and is required to make progress-dependent milestone payments and pay royalties on net sales of products incorporating the licensed technology.

Development and supply agreement

Abbott Laboratories

In February 2004, the Company entered into an agreement with Abbott Laboratories for manufacturing of its SGN-30 monoclonal antibody product candidate. This antibody is also used in the Company’s SGN-35 antibody-drug conjugate (ADC) product candidate. Under the terms of the agreement, Abbott has performed scale-up and GMP manufacturing for clinical trials, and has agreed to supply commercial-grade material to support potential regulatory approval and commercial launch.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

Other agreements

The Company has also entered into additional license agreements, development and supply agreements, and contract manufacturing agreements. These agreements obligate the Company to pay certain fees which vary by agreement. In some cases, the Company has also agreed to pay progress-dependent milestone payments and royalties on commercial sales of resulting products for specified periods.

The minimum contractual payments to be made by the Company under its existing license, collaboration and contract manufacturing agreements are expected to aggregate to approximately $7.6 million in 2005, $205,000 in 2006, $210,000 in 2007, $215,000 in 2008 and $220,000 in 2009. Furthermore, some of those agreements also provide for payments upon the achievement of certain milestones and the payment of royalties based on net sales of commercial products. The Company does not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years. The milestone payments could be substantially higher and the royalties could be payable earlier if the Company more rapidly advances product candidates through clinical trials, files or receives regulatory approvals or achieves commercial sales sooner than expected.

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

As of December 31, 2004, the Company has restricted investments totaling $977,000 as collateral for certain obligations of the lease. These investment securities are restricted as to withdrawal and are managed by a third party. The lease terms provide for changes in the amounts pledged based upon the Company’s market capitalization, stockholders’ equity or cash and investments balance, and decreases beginning in June 2005 by approximately $385,000 per year provided that the total amount pledged does not fall below approximately $478,000. In the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company will be obligated to increase its restricted investment balance to approximately $3.4 million. As of December 31, 2004, the Company was in compliance with these thresholds.

The lease agreement contains scheduled rent increases. Accordingly, the Company has recorded a deferred rent liability of $472,000 at December 31, 2004.

Additionally, the Company has entered into lease obligations through May 2006 for office equipment.

Future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

Years ending December 31,
2005	$2,118
2006	2,139
2007	2,163
2008	2,201
2009	2,246
Thereafter	3,253

$14,120

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

Rent expense attributable to noncancelable operating leases totaled $2.2 million, $2.1 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

9. Stockholders’ equity

Series A convertible preferred stock and warrants financing

The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 undesignated shares of preferred stock. These shares may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of unissued preferred stock and to increase or decrease the number of shares of any unissued series.

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

The Company received approximately $40.4 million, net of $625,000 of issuance costs and estimated future registration costs, from the sale and issuance of Series A convertible preferred stock and warrants. The Company allocated $36.8 million of the net proceeds to the Series A convertible preferred stock and $3.6 million to the warrants to purchase common stock based on their relative fair values on the date of issuance pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate proceeds to the Series A convertible preferred stock was based upon a valuation that considered, among other things, the closing price of the common stock on the date of closing, the impact of the preferred stock on market capitalization on an as converted basis and liquidation preferences. The fair value of the warrants to purchase common stock was estimated using the Black-Scholes option pricing model using the following assumptions: exercise price of $6.25; no dividends; term of approximately 8.5 years; risk free interest rate of 3.81%; and volatility of 86.7%.

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

The Company has recorded the non-cash accretion of preferred stock deemed dividend using the effective interest method through the date of earliest conversion, which was July 8, 2004. Accordingly, the Company recorded non-cash accretion of preferred stock deemed dividend totaling approximately $36.6 million in 2004 and $201,000 in 2003, which represents an increase to reported net loss in arriving at net loss attributable to common stockholders and reduced paid-in-capital and increased paid-in-capital by the same amounts. The non-cash accretion of the preferred stock deemed dividend did not have an effect on net loss or cash flows for the applicable reporting periods or have an impact on total stockholders’ equity as of the applicable reporting dates.

Common stock

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

During the third quarter of 2004, 140,000 shares of Series A convertible preferred stock were redeemed and converted into 1,400,000 shares of common stock.

The Company is authorized to issue up to 100,000,000 shares of common stock. At December 31, 2004, shares of common stock reserved for future issuance are as follows (in thousands):

Series A convertible preferred stock	15,000
Stock options outstanding	5,050
Warrants outstanding	2,050
Stock options available for grant	1,690
Employee stock purchase plan shares available for issuance	930

24,720

Restricted common stock

In 2000, the Company issued 667,500 shares of common stock to certain of its employees and consultants pursuant to the exercise of options in exchange for full recourse notes receivable carrying annual interest rates of approximately 6%. In the event of a termination of employment or consulting relationship with the Company for any reason, the Company has the exclusive option, for a period of 60 days following the termination of the relationship, to repurchase all or any portion of the shares held by such employee or consultant which have not

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

been released from the repurchase option, at the original purchase price. The shares are released from the repurchase option over a four-year period. At December 31, 2004 and 2003, there were no shares and 74,481 shares of common stock subject to the Company’s repurchase option, respectively.

Employee Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (Purchase Plan) with a total of 1,093,227 shares of common stock reserved for issuance under the Purchase Plan as of December 31, 2004. The number of shares reserved for issuance under the Purchase Plan is subject to an automatic annual increase on the first day of each of the fiscal years ending in 2010 that is equal to the lesser of (1) 300,000 shares; (2) 1% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year; or (3) such lesser number of shares as the Board of Directors determines. A total of 77,750 shares were sold to employees during the year ended December 31, 2004 at an average purchase price of $3.04 per share, 42,954 shares were sold to employees during the year ended December 31, 2003 at an average purchase price of $2.79 per share and 32,478 shares were sold to employees during the year ended December 31, 2002 at an average purchase price of $4.18 per share. Under the terms of the Purchase Plan, shares are purchased at 85 percent of the fair market value of our common stock on either the first day of an offering period or the last day of a purchase period, whichever is lower.

10. Stock option plan

1998 Stock Option Plan

The Company has a 1998 Stock Option Plan (Option Plan) whereby 7,972,910 shares of the Company’s common stock were reserved for issuance to employees, officers, consultants and advisors of the Company as of December 31, 2004. The Option Plan provides for an annual increase in the number of reserved shares on the first day of each of the Company’s fiscal years ending in 2008 that is equal to the lesser of (1) 1,200,000 shares; (2) 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year; or (3) such lesser number of shares as the Board of Directors determines. Options granted under the Option Plan may be either incentive stock options or nonstatutory stock options as determined by the Board of Directors. The term of the Option Plan is ten years.

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

In 2004, the Company recorded a non-cash, stock-based compensation charge of approximately $348,000 for accelerated vesting of stock options for employee severance pay.

Generally, options granted under the Option Plan vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following three years.

2000 Directors’ Stock Option Plan

The Company has a 2000 Directors’ Stock Option Plan (Directors’ Plan). Under the terms of the Directors’ Plan, each existing nonemployee director who had not previously been granted a stock option by the Company, was granted a nonstatutory stock option to purchase 25,000 shares of common stock on the effective date of this

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

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

All options granted under the Directors’ Plan have a term of 10 years and an exercise price equal to the fair value of the underlying shares on the date of grant. A total of 400,000 shares of common stock have been reserved for issuance and at December 31, 2004, stock options to acquire a total of 250,000 shares of common stock are outstanding under the Director’s Plan.

For purposes of the computation of the pro forma effects on net loss, the fair value of each employee option is estimated using the Black-Scholes option pricing model and using the following weighted-average assumptions:

	Years ended December 31,
	2004	2003	2002
Risk-free interest rate	3.67%	3.72%	3.92%
Expected lives	4.25 years	4.00 years	4.00 years
Expected dividends	None	None	None
Expected volatility	78%	82%	89%

For purposes of estimating the fair value of options granted to nonemployees, the same assumptions were used and the contractual lives of the options were used for expected lives.

The weighted-average exercise prices and grant date fair values of options granted were as follows:

	Years ended December 31,
	2004		2003		2002
	Weighted- average exercise price	Weighted- average fair value	Weighted- average exercise price	Weighted- average fair value	Weighted- average exercise price	Weighted- average fair value
Exercise prices equal to the fair value of the stock at the date of grant	$7.46	$5.37	$5.15	$3.83	$5.23	$3.95

Exercise prices greater than the fair value of the stock at the date of grant	$10.33	$6.49	$—	$—	$—	$—

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

A summary of stock option activity for both the Option Plan and Director’s Plan is as follows:

		Options outstanding
	Shares available for grant	Number of shares	Weighted- average exercise price per share
Balance, December 31, 2001	1,091,064	2,772,411	$5.16
Additional shares reserved	1,172,910	—	—
Options granted	(1,193,350)	1,193,350	$5.23
Options exercised	—	(67,100)	$0.18
Options forfeited	58,532	(58,532)	$4.10

Balance, December 31, 2002	1,129,156	3,840,129	$5.28

Additional shares reserved	1,200,000	—	—
Options granted	(1,474,625)	1,474,625	$5.15
Options exercised	—	(204,375)	$2.77
Options forfeited	239,022	(239,022)	$5.08

Balance, December 31, 2003	1,093,553	4,871,357	$5.36

Additional shares reserved	1,200,000	—	—
Options granted	(1,204,875)	1,204,875	$7.72
Options exercised	—	(425,105)	$3.04
Options forfeited	600,947	(600,947)	$6.23

Balance, December 31, 2004	1,689,625	5,050,180	$6.02

Options exercisable at:
December 31, 2002		1,258,974	$4.63
December 31, 2003		2,125,601	$5.23
December 31, 2004		2,938,451	$5.63

The following table summarizes information about options outstanding for both the Option Plan and Director’s Plan at December 31, 2004:

	Options outstanding			Options exercisable
Range of exercise price	Number of shares	Weighted- average remaining contractual life (in years)	Weighted- average exercise price per share	Number of shares	Weighted- average exercise price per share
$0.10 - $ 0.29	173,799	4.55	$0.20	173,799	$0.20
$2.33 - $ 3.50	1,059,593	7.13	$3.07	766,670	$3.08
$3.97 - $ 6.31	1,156,594	8.41	$5.75	454,947	$5.41
$6.34 - $ 7.03	1,343,094	7.87	$6.59	705,246	$6.52
$7.26 - $10.33	1,317,100	7.33	$8.81	837,789	$8.47

$0.10 - $10.33	5,050,180	7.58	$6.02	2,938,451	$5.63

11. Employee benefit plan

The Company has a 401(k) Plan for all of its employees. The Plan allows eligible employees to defer up to 15%, but no greater than $13,000 (or $16,000 for employees greater than 50 years old) in calendar year 2004, of their pretax compensation at the discretion of the employee. Effective February 1, 2003, the Company implemented a 401(k) matching program whereby the Company contributes fifty cents for each dollar an

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

employee contributes, with a maximum contribution of 50% of the first 4% of a participant’s earnings not to exceed 50% of the prescribed annual limit. The Company contributed under its matching program to the plan a total of approximately $167,000 and $104,000 during the years ended December 31, 2004 and 2003, respectively.

12. Subsequent Events

In February 2005, CuraGen paid the Company an additional $1.0 million fee to exercise an option for an exclusive license to the Company’s ADC technology for a second antigen under the collaboration agreement. The fee will be recognized as revenue ratably over the remaining 16 months of the research period of the collaboration. Under the terms of the agreement, CuraGen has rights to use the Company’s ADC technology with antibodies against up to two targets selected by CuraGen. CuraGen also pays ongoing technology access and material supply fees and has agreed to make progress-dependent milestone payments and pay royalties on net sales of ADC products. CuraGen is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration.

In February 2005, the Company entered into an agreement with Abbott Laboratories for manufacturing of the Company’s SGN-40 monoclonal antibody product candidate. Under the terms of the agreement, Abbott has agreed to perform scale-up and GMP manufacturing of SGN-40 to support clinical trials. In the future, Abbott has also agreed to manufacture commercial-grade material to support potential regulatory approval and commercial launch of SGN-40 if required. The Company’s total costs through the end of 2005 of manufacturing SGN-40 with Abbott could be up to $3.24 million.

13. Quarterly Financial Data (unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2004 and 2003. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

Quarterly Financial Data (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2004
Revenues	$1,972	$1,542	$1,491	$1,696
Expenses
Research and development (1)	7,507	8,924	9,578	10,993
General and administrative (1)	1,520	1,477	1,692	1,809
Non-cash stock-based compensation expense	153	533	103	80

Total operating expenses	9,180	10,934	11,373	12,882

Loss from operations	(7,208)	(9,392)	(9,882)	(11,186)
Investment income, net	543	556	514	616

Net loss	(6,665)	(8,836)	(9,368)	(10,570)
Non-cash preferred stock deemed dividend	(2,244)	(27,085)	(7,229)	—
Net loss attributable to common stockholders	$(8,909)	$(35,921)	$(16,597)	$(10,570)

Net loss per share—basic and diluted	$(0.24)	$(0.89)	$(0.40)	$(0.25)

Weighted-average shares—basic and diluted	36,548	40,192	41,221	41,943

2003
Revenues	$710	$1,505	$1,525	$1,330
Expenses
Research and development (1)	5,461	5,548	5,347	5,034
General and administrative (1)	1,205	1,211	1,324	1,688
Non-cash stock-based compensation expense	344	491	339	341

Total operating expenses	7,010	7,250	7,010	7,063

Loss from operations	(6,300)	(5,745)	(5,485)	(5,733)
Investment income, net	338	241	301	297

Net loss	(5,962)	(5,504)	(5,184)	(5,436)
Non-cash preferred stock deemed dividend	—	—	(15)	(186)
Net loss attributable to common stockholders	$(5,962)	$(5,504)	$(5,199)	$(5,622)

Net loss per share—basic and diluted	$(0.20)	$(0.18)	$(0.17)	$(0.18)

Weighted-average shares—basic and diluted	30,550	30,619	30,709	31,003

(1)	Certain expense reclassifications have been made in prior period’s financial statements for the first two quarters of the year ended December 31, 2004 and all four quarters of the year ended December 31, 2003 to conform to classifications used in the beginning of the third quarter of the current year. These reclassifications have no impact on net loss, stockholders’ equity or cash flows as previously reported.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    The Chief Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures prior to the filing of this annual report. Based on that review, they have concluded that, as of the end of the period covered by this annual report, these disclosure controls and procedures were, in design and operation, effective to assure that the required information has been properly recorded, processed, summarized and reported to those responsible in order that it may be included in this annual report.

(b)    Changes in internal control over financial reporting.    There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)    Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

The information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held on May 13, 2005, and the information to be included in the proxy statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2004 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 13, 2005.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2004 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 13, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2004 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 13, 2005.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2004 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 13, 2005.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2004 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 13, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Report of Independent Auditors

(2)	Financial Statement Schedules

Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(10)	Certificate of Designations of Series A Convertible Preferred Stock.

3.3(11)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(1)	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 between Seattle Genetics, Inc. and certain of its stockholders.

4.3(9)	Form of Common Stock Warrant.

4.4(9)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.5(11)	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†(1)	License Agreement dated March 30, 1998 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.2†(1)	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated August 10, 1999 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.3(1)	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.4†(1)	License Agreement dated June 14, 1998 between Seattle Genetics, Inc. and Mabtech AB.

10.5†(1)	First Amendment to the Mabtech License Agreement dated January 31, 2000 between Seattle Genetics, Inc. and Mabtech AB.

10.6†(1)	License Agreement dated September 20, 1999 between Seattle Genetics, Inc. and the University of Miami.

10.7†(1)	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seattle Genetics, Inc. and the University of Miami.

10.8†(1)	License Agreement dated February 3, 2000 between Seattle Genetics, Inc. and the Arizona Board of Regents.

10.9†(1)	Lease Agreement dated December 1, 2000 between Seattle Genetics, Inc. and WCM132-302, LLC.

Number	Description
10.10(1)	Amended and Restated 1998 Stock Option Plan.

10.11	Form Notice of Grant and Stock Option Agreement under Amended and Restated 1998 Stock Option Plan.

10.12	Form Notice of Grant and Stock Option Agreement under 2000 Directors’ Stock Option Plan.

10.13(1)	2000 Directors’ Stock Option Plan.

10.14(1)	2000 Employee Stock Purchase Plan.

10.15(1)	Form of Indemnification Agreement between Seattle Genetics, Inc. and each of its officers and directors.

10.16†(2)	Collaboration Agreement dated June 4, 2001 between Seattle Genetics, Inc. and Eos Biotechnology, Inc.

10.17†(3)	Contract Manufacturing Agreement dated August 1, 2001 between Seattle Genetics, Inc. and ICOS Corporation.

10.18(4)	Executive Employment Agreement dated October 26, 2001 between Seattle Genetics, Inc. and Clay B. Siegall.

10.19†(5)	Collaboration Agreement dated January 4, 2002 between Seattle Genetics, Inc. and Genencor International, Inc.

10.20†(5)	Collaboration Agreement dated March 27, 2002 between Seattle Genetics, Inc. and Celltech R&D Limited.

10.21†(6)	Collaboration Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.22†(6)	2002 Common Stock Purchase Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.23†(7)	Agreement for Clinical Supply dated October 9, 2002 among Seattle Genetics, Inc., Gensia-Sicor Pharmaceuticals, Inc. and Gensia-Sicor Pharmaceutical Sales, Inc.

10.24†(7)	Contract Manufacturing Agreement dated January 3, 2003 between Seattle Genetics, Inc. and ICOS Corporation.

10.25†(8)	License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.26†(8)	Non-Exclusive Cabilly Patent License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.27(9)	Securities Purchase Agreement dated May 12, 2003 among Seattle Genetics, Inc. and the purchasers of Series A Convertible Preferred Stock and Warrants named therein.

10.28(9)	Amendment No. 1 dated May 14, 2003 to Securities Purchase Agreement dated May 12, 2003 among Seattle Genetics, Inc. and the purchasers of Series A Convertible Preferred Stock and Warrants named therein.

10.29(9)	Joinder Agreement dated May 14, 2003 between Seattle Genetics, Inc. and T. Rowe Price Health Sciences Fund, Inc.

10.30(10)	Amendment No. 2 dated June 2, 2003 to Securities Purchase Agreement dated May 12, 2003 among Seattle Genetics, Inc. and the purchasers of Series A Convertible Preferred Stock and Warrants named therein.

10.31†(11)	First Amendment to Lease dated May 28, 2003 between Seattle Genetics, Inc. and B&N 141-302, LLC.

Number	Description
10.32†(12)	Amendment No. 1 to Collaboration Agreement dated July 28, 2003 between Seattle Genetics, Inc. and Genencor International, Inc.

10.33(12)	Change of Control Agreement dated March 29, 2002 between Seattle Genetics, Inc. and Eric L. Dobmeier.

10.34(13)	Consulting and Severance Agreement dated December 18, 2003 between Seattle Genetics, Inc. and H. Perry Fell.

10.35(13)	Change of Control Agreement dated November 25, 2003 between Seattle Genetics, Inc. and Michael McDonald.

10.36†(14)	Amendment to Collaboration Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.37†(14)	Patent Rights Master Agreement and Research License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.38†(14)	Patent License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.39†(14)	Development and Supply Agreement dated February 23, 2004 between Seattle Genetics, Inc. and Abbott Laboratories.

10.40†(15)	Collaboration Agreement dated June 22, 2004 between Seattle Genetics, Inc. and CuraGen Corporation.

10.41†(16)	Collaboration Agreement dated July 20, 2004 between Seattle Genetics, Inc. and Applera Corporation through its Celera Genomics Group.

10.42†(16)	Amendment No. 2 to Collaboration Agreement dated August 16, 2004 between Seattle Genetics, Inc. and Genencor International, Inc.

10.43†(16)	Amendment No. 3 to License Agreement dated August 17, 2004 between Seattle Genetics, Inc., and Arizona Science & Technology Enterprises d/b/a Arizona Technology Enterprises.

10.44†(16)	Collaboration and License Agreement dated September 27, 2004 between Seattle Genetics, Inc. and Bayer Pharmaceuticals Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(10)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.

(11)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(16)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

†	Confidential treatment requested as to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

Date: March 15, 2005	By:	/s/ CLAY B. SIEGALL
Clay B. Siegall President & Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2005	By:	/s/ TIM J. CARROLL
Tim J. Carroll Chief Financial Officer (Principal Finance and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clay B. Siegall his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLAY B. SIEGALL Clay B. Siegall	President, Chief Executive Officer and Interim Chairman of the Board	March 15, 2005

/s/ FRANKLIN M. BERGER Franklin M. Berger	Director	March 15, 2005

/s/ DOUGLAS E. WILLIAMS Douglas E. Williams	Director	March 15, 2005

/s/ MICHAEL F. POWELL Michael F. Powell	Director	March 15, 2005

/s/ DOUGLAS G. SOUTHERN Douglas G. Southern	Director	March 15, 2005

/s/ MARC E. LIPPMAN Marc E. Lippman	Director	March 15, 2005

/s/ KARL ERIK HELLSTROM Karl Erik Hellstrom	Director	March 15, 2005

Signature	Title	Date

/s/ SRINIVAS AKKARAJU Srinivas Akkaraju	Director	March 15, 2005

/s/ FELIX BAKER Felix Baker	Director	March 15, 2005