Form 10-Q/A
period 2004-06-30
SEATTLE GENETICS INC /WA
filed 2005-04-18
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Seattle Genetics, Inc.

For the quarter ended June 30, 2004

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q/A is being filed solely for the purpose of refiling Exhibit 10.1 in connection with a pending application for confidential treatment. Exhibit 10.1 was originally filed with Seattle Genetics’ quarterly report on Form 10-Q on August 10, 2004. The redactions to Exhibit 10.1 have been amended in accordance with a revised application for confidential treatment filed separately by Seattle Genetics with the Securities and Exchange Commission and concurrently with this amended quarterly report. Seattle Genetics has made no further change to the previously filed quarterly report.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2****	Amended and Restated Bylaws of Seattle Genetics, Inc.

3.3**	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

4.1*	Specimen Stock Certificate.

4.2*	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3****	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4***	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Collaboration Agreement dated June 22, 2004 between Seattle Genetics, Inc. and CuraGen Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
**	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2003.
***	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2003.
****	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003.
†	Confidential treatment requested as to certain portions of this Exhibit.
††	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/S/ TIM J. CARROLL
Tim J. Carroll
Chief Financial Officer

Date: April 18, 2005

EXHIBIT INDEX

Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2****	Amended and Restated Bylaws of Seattle Genetics, Inc.

3.3**	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

4.1*	Specimen Stock Certificate.

4.2*	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3****	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4***	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Collaboration Agreement dated June 22, 2004 between Seattle Genetics, Inc. and CuraGen Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed as an exhibit to the registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
**	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 5, 2003.
***	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2003.
****	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003.
†	Confidential treatment requested as to certain portions of this Exhibit.
††	Previously filed.