Form 10-Q
period 2005-03-31
SEATTLE GENETICS INC /WA
filed 2005-05-10
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒  NO  ☐

As of May 6, 2005, there were 42,182,800 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Seattle Genetics, Inc.

Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	March 31, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$10,403	$9,645
Short-term investments	33,403	27,492
Interest receivable	619	818
Accounts receivable	908	1,477
Prepaid expenses and other	580	476

Total current assets	45,913	39,908
Property and equipment, net	9,306	9,463
Restricted investments	975	977
Long-term investments	55,780	68,761

Total assets	$111,974	$119,109

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$4,765	$4,815
Current portion of deferred revenue	5,589	4,860

Total current liabilities	10,354	9,675

Long-term liabilities
Deferred rent	488	472
Deferred revenue, less current portion	4,284	5,129

Total long-term liabilities	4,772	5,601

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, 1,500,000 shares issued and outstanding	2	2
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,175,928 and 41,984,003 issued and outstanding, respectively	42	42
Additional paid-in capital	218,606	217,995
Accumulated other comprehensive loss	(108)	(65)
Accumulated deficit	(121,694)	(114,141)

Total stockholders’ equity	96,848	103,833

Total liabilities and stockholders’ equity	$111,974	$119,109

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
Revenues
Collaboration and license agreements	$2,606	$1,972

Operating expenses
Research and development	8,975	7,548
General and administrative	1,845	1,632

Total operating expenses	10,820	9,180

Loss from operations	(8,214)	(7,208)
Investment income, net	661	543

Net loss	(7,553)	(6,665)
Non-cash accretion of preferred stock deemed dividend	—	(2,244)

Net loss attributable to common stockholders	$(7,553)	$(8,909)

Net loss per share – basic and diluted	$(0.18)	$(0.24)

Weighted-average shares - basic and diluted	42,067	36,548

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2005	2004
Operating activities
Net loss	$(7,553)	$(6,665)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	10	153
Depreciation and amortization	566	339
Loss on disposal of property and equipment	2	—
Realized (gain) loss on investments	1	(10)
Amortization on investments	284	536
Deferred rent	16	26
Changes in operating assets and liabilities
Interest receivable	199	(366)
Accounts receivable	569	(345)
Prepaid expenses and other	(104)	(317)
Accounts payable and accrued liabilities	(50)	1,172
Deferred revenue	(116)	2,344

Net cash used in operating activities	(6,176)	(3,133)

Investing activities
Purchases of investments	(11,775)	(61,664)
Proceeds from sales and maturities of investments	18,519	10,460
Purchases of property and equipment	(411)	(778)

Net cash used in (provided by) investing activities	6,333	(51,982)

Financing activities
Net proceeds from issuance of common stock	601	62,376

Net cash provided by financing activities	601	62,376

Net increase in cash and cash equivalents	758	7,261
Cash and cash equivalents, at beginning of period	9,645	9,625

Cash and cash equivalents, at end of period	$10,403	$16,886

Supplemental disclosures
Non-cash investing and financing activities
Decrease in deferred stock compensation	$—	$(137)

Property and equipment purchase costs accrued	$—	$781

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Notes to Financial Statements

(Unaudited)

1. Basis of presentation

The accompanying unaudited interim financial statements of Seattle Genetics, Inc. (“Seattle Genetics” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for such periods are not necessarily indicative of the results expected for the full calendar year or for any future period.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission.

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

2. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS 123R. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. In April 2005 the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. The Company expects to adopt SFAS 123R using the modified prospective method and will begin expensing amounts related to employee stock options and stock issued under its employee stock purchase plan effective January 1, 2006.

The Company utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

The adoption of SFAS 123R will have a material impact on the Company’s results of operations. Because of the delayed implementation date and the uncertainty of additional awards of equity instruments which may be granted during the remainder of 2005 and differences attributable to model choice, the Company is unable to reasonably estimate share-based compensation expense after SFAS 123R is adopted.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company’s financial position or results of operations.

3. Collaboration, license and contract manufacturing agreements

In February 2005, CuraGen paid the Company a $1.0 million fee to exercise an option for an exclusive license to the Company’s ADC technology for a second antigen under the parties’ existing collaboration agreement. The fee will be recognized as revenue ratably over the remaining 16 months of the research period of the collaboration. Under the terms of the agreement, CuraGen has rights to use the Company’s ADC technology with antibodies against up to two targets selected by CuraGen. CuraGen also pays ongoing technology access and material supply fees and has agreed to make progress-dependent milestone payments and pay royalties on net sales of ADC products. CuraGen is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration.

In February 2005, the Company entered into an agreement with Abbott Laboratories for manufacturing of the Company’s SGN-40 monoclonal antibody product candidate. Under the terms of the agreement, Abbott has agreed to perform scale-up and current Good Manufacturing Practices (“GMP”) manufacturing of SGN-40 to support clinical trials. In the future, Abbott has also agreed to manufacture commercial-grade material to support potential regulatory approval and commercial launch of SGN-40 if required. The Company’s total costs through the end of 2005 of manufacturing SGN-40 with Abbott could be up to $3.2 million, of which approximately $897,000 was expensed during the first quarter of 2005.

4. Stock compensation expense

The Company accounts for stock employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB No. 25) as interpreted by Financial Accounting Standards Board Interpretation No. 44 (FIN 44) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Under APB No. 25 and related interpretations, compensation expense is based on the difference, if any, of the fair value of the Company’s stock and the exercise price of the option as of the date of grant. These differences are deferred and amortized in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” (FIN No. 28) on an accelerated basis over the vesting period of the individual options.

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” and related interpretations.

The following table illustrates the effect on net loss attributable to common stockholders and loss per share attributable to common stockholders under SFAS No. 123 if applied to all outstanding and unvested awards under the Company’s 1998 Stock Option Plan and shares issued under the Company’s Employee Stock Purchase Plan in each period (unaudited—in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Net loss attributable to common stockholders as reported	$(7,553)	$(8,909)
Add: stock compensation for employees under APB No. 25 included in reported net loss	—	144
Deduct: total stock compensation expense for employees determined under the fair value method	(1,297)	(1,500)

Pro forma net loss attributable to common stockholders	$(8,850)	$(10,265)

Basic and diluted net loss per share
As reported	$(0.18)	$(0.24)

Pro forma	$(0.21)	$(0.28)

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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (unaudited - in thousands, except per share amounts):

	Three months ended, March 31,
	2005	2004
Net loss attributable to common stockholders	$(7,553)	$(8,909)
Weighted-average shares-basic and diluted	42,067	36,548

Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.24)

Antidilutive securities not included in net loss per share attributable to common stockholders calculation
Convertible preferred stock	15,000	16,400
Warrants to purchase common stock	2,050	2,050
Options to purchase common stock	5,324	5,029
Restricted shares of common stock subject to repurchase	—	59

Total	22,374	23,538

6. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available for sale investments are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows (unaudited - in thousands):

	Three months ended March 31,
	2005	2004
Net loss	$(7,553)	$(6,665)
Unrealized gain (loss) on securities available for sale	(44)	64
Reclassification adjustment for losses (gains) included in net loss	1	(10)

Comprehensive loss	$(7,596)	$(6,611)

7. Investments

Investments, classified as available-for-sale, consist of the following (unaudited - in thousands):

	Fair Value March 31, 2005	Fair Value December 31, 2004
Mortgage-backed securities	$55,780	$61,211
U.S. corporate obligations	21,820	21,008
U.S. government and agencies	12,558	14,542
Taxable municipal bonds	—	469

Total	$90,158	$97,230

Reported as:
Short-term investments	$33,403	$27,492
Long-term investments	55,780	68,761
Restricted investments	975	977

Total	$90,158	$97,230

The estimated fair value of investments, by contractual maturity, consists of the following:

	Fair Value March 31, 2005	Fair Value December 31, 2004
Due in one year or less	$33,909	$27,996
Due in one year through two years	469	8,023
Mortgage-backed securities	55,780	61,211

Total	$90,158	$97,230

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

At March 31, 2005 the aggregate fair value of investments with unrealized losses was as follows:

	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$25,771	$120
U.S. corporate obligations	18,802	105
U.S. government and agencies	11,638	35

Total	$56,211	$260

8. Property and equipment

Property and equipment consists of the following (unaudited - in thousands):

	March 31, 2005	December 31, 2004
Leasehold improvements	$7,469	$7,466
Laboratory equipment	5,045	4,729
Furniture and fixtures	1,178	1,168
Computers, office equipment and vehicle	1,203	1,127

	14,895	14,490
Less: accumulated depreciation and amortization	(5,589)	(5,027)

Total	$9,306	$9,463

The Company has collateralized the majority of its property and equipment against certain obligations under its office and laboratory lease agreement.

9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consists of the following (unaudited - in thousands):

	March 31, 2005	December 31, 2004
Trade accounts payable	$1,571	$1,170
Contract manufacturing	1,148	1,843
Compensation and benefits	1,007	830
Clinical trial costs	805	756
Franchise and local taxes	234	216

Total	$4,765	$4,815

10. Commitments and contingencies

As of March 31, 2005, the Company had restricted investments totaling $975,000 as collateral for certain obligations of its office and laboratory lease. These investment securities are restricted as to withdrawal and are managed by a third party. The lease terms provide for changes in the amounts pledged based upon the Company’s market capitalization, stockholders’ equity or cash and investments balance, and decreases beginning in June 2005 by approximately $385,000 per year provided that the total amount pledged does not fall below approximately $478,000. In the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company will be obligated to increase its restricted investment balance to approximately $3.4 million. As of March 31, 2005, the Company was in compliance with these thresholds.

11. Subsequent events

In April 2005, the Company entered into a license agreement with Protein Design Labs, Inc. for exclusive rights to Protein Design Labs’ anti-CD33 program for both unconjugated antibody and antibody drug conjugate applications. Under the license agreement, Seattle Genetics receives rights to patents and patent applications, as well as supplies of clinical-grade materials and a nonexclusive CD33 license under Protein Design Labs’antibody humanization patents. Protein Design Labs will receive an up-front fee, progress dependent milestone payments and royalties on net sales of any resulting products. In addition, Seattle Genetics agreed to reduce the royalties payable by Protein Design Labs with respect to a limited number of products that Protein Design Labs might develop under the existing antibody-drug conjugate (ADC) collaboration between the companies. The companies have also granted each other a co-development option for second generation anti-CD33 antibodies with improved therapeutic characteristics developed by either party.

In April 2005, the Company entered into an ADC collaboration with MedImmune, Inc. MedImmune will pay an upfront fee of $2.0 million for rights to utilize Seattle Genetics’ ADC technology with antibodies against a single tumor target that MedImmune has selected. The upfront fee will be recognized as revenue ratably over the research period of 30 months. MedImmune also has an option to pay an additional fee to access the ADC technology for a second proprietary antibody program. Under the terms of the collaboration, MedImmune has agreed to make progress-dependent milestone payments and pay royalties on net sales of any resulting ADC products. MedImmune is responsible for research, product development, manufacturing and commercialization of all products under the collaboration. Seattle Genetics will receive material supply and annual maintenance fees as well as research support payments for any assistance provided to MedImmune in developing ADC products.

In May 2005, the Company entered into a manufacturing and supply agreement with Albany Molecular Research, Inc. for cGMP manufacturing of the proprietary drug-linker system employed in its SGN-35 product candidate.

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

Since our inception, we have incurred substantial losses and, as of March 31, 2005, we had an accumulated deficit of $121.7 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody-based technologies, clinical trial costs, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs and stock compensation expenses. We expect that our losses will continue for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

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

Results of Operations

Three months ended March 31, 2005 and 2004

Revenues.

	Three months ended March 31,
Revenues ($ in thousands)	2005	2004	% change
Earned portion of technology access fees and milestones	$1,937	$501	287%
Funded research and material supply fees	669	1,471	-55%

Total collaboration and license agreements	2,606	1,972	32%

Total collaboration and license agreement revenues increased 32% to $2.6 million in the first quarter of 2005 from the comparable period in 2004. The earned portion of technology access fees and milestones increased 287% to $1.9 million in the first quarter of 2005 from the comparable period in 2004. These revenues represent upfront technology access fees or milestones received during the course of our ADC collaborations with Bayer, CuraGen, Genentech, Protein Design Labs and UCB Celltech and our ADEPT collaboration with Genencor. The upfront technology access fees typically are being recognized ratably over the research period of each collaboration. Payments for the achievement of substantive milestones are recognized when the milestone is achieved. During the first quarter, Curagen exercised its option to designate a second antigen target under our existing ADC collaboration triggering a $1.0 million payment to us, which is being recognized as revenue over the remaining 16 month research term, and a milestone was achieved and paid under our existing ADC collaboration with Genentech, which was recognized as revenue during the first quarter.

Funded research and material supply fees decreased 55% to $669,000 in the first quarter of 2005 from the comparable period in 2004. The higher amount of funded research and material supply fees in the first quarter of 2004 is attributable primarily to material supply fees of $800,000 invoiced to Protein Design Labs.

We expect that future revenues will vary from quarter to quarter and from year to year based on the timing and amounts of payments under our current collaboration and license agreements and our ability to enter into additional agreements and obtain additional government grants.

Research and development.

	Three months ended March 31,
Research and Development ($ in thousands)	2005	2004	% change
Research	$2,997	$2,901	3%
Development and contract manufacturing	3,989	3,600	11%
Clinical	1,979	1,006	97%
Stock compensation expense	10	411	-76%

Total	$8,975	$7,548	19%

Research and development expenses increased 19% to $9.0 million in the first quarter of 2005 from the comparable period in 2004. Our research and development expenses may be categorized as research, development and contract manufacturing and clinical programs. Certain expense reclassifications have been made in prior period’s research and development expense categories to conform to classifications used in the current year.

The increase in research and development expenses was principally due to expanded clinical trial activities of approximately $766,000, increases in personnel expenses of approximately $438,000, increases in costs related to the company’s expanded laboratory and office facility of approximately $336,000 and higher expenditures on lab supplies of approximately $219,000. Offsetting these increases were lower license agreement expenses of approximately $378,000 due to SGN-40 Phase I clinical milestone payments made during the first quarter of 2004. The number of research and development personnel increased to 108 at March 31, 2005 from 91 at March 31, 2004.

Development and contract manufacturing expenses increased due to both increased personnel expenses associated with higher staffing levels and increased quality control and assurance activities including storage and shipment services of our drug product candidates.

Clinical costs increased due to increased personnel expenses associated with higher staffing levels and expanded third-party costs for our phase II clinical trials of SGN-15 and SGN-30.

Stock compensation expense for research and development in the first quarter of 2005 is attributable to changes in value of options subject to variable accounting for non-employee stock option grants based on fluctuations in the market value of our common stock. Stock option expense for research and development in the first quarter of 2004 is primarily attributable to scheduled accelerated amortization of deferred stock compensation in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of stock option grants issued prior to March 6, 2001. We anticipate that stock compensation expense for research and development will decrease during 2005 compared to 2004 based upon the completion of recording amortization in accordance with Financial Accounting Standards Board Interpretation No. 28. We expect to record additional stock compensation charges in research and development beginning January 1, 2006, the date we plan to adopt SFAS 123R. Please refer to additional discussion on SFAS 123R contained in Recent Accounting Pronouncements in this section.

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

	Three months ended March 31,		Five years ended March 31, 2005
Product Candidates ($ in thousands)	2005	2004
SGN-40	$1,230	$87	$1,821
SGN-15	615	59	11,247
SGN-30	545	2,007	21,842
SGN-35	524	356	4,593
SGN-70 and SGN-75	50	—	73

Total third party costs	2,964	2,509	39,576
Unallocated costs and overhead	6,001	4,998	66,256
Stock compensation expense	10	41	4,291

Total research and development	$8,975	$7,548	$110,123

Our third party manufacturing costs for SGN-40 in the first quarter of 2005 included payments made to Abbott Laboratories to perform scale-up and GMP manufacturing of SGN-40 to support clinical trials. We expect the third party costs associated with SGN-40 to increase as we continue contract manufacturing for later-stage clinical and commercial supplies. SGN-15 and SGN-30 third party costs in the first quarter of 2005 are attributable to increased patient enrollments in our phase II clinical trials in the United States, Europe and Russia. The higher third party costs of SGN-30 in the first quarter of 2004 is attributable to the costs of manufacturing SGN-30 for clinical trials. SGN-35 third party costs in the first quarter of 2005 are attributable to contract manufacturing for clinical trials. We expect third party costs for SGN-35 to increase as we conduct additional clinical grade manufacturing and initiate clinical trials. Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our product candidates toward eventual commercialization, the product candidates are tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that may take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

General and administrative.

General and administrative ($ in thousands)	Three months ended March 31,
	2005	2004	% change
General and administrative	$1,845	$1,520	21%
Stock compensation expense	—	112	-100%

Total general and administrative expense	$1,845	$1,632	13%

General and administrative expenses increased 13% to $1.8 million in the first quarter of 2005 from the comparable period in 2004. This increase was primarily due to additional administrative personnel and increased professional service fees for compliance with the Sarbanes-Oxley Act of 2002. The number of general and administrative personnel increased to 29 at March 31, 2005 from 22 at March 31, 2004. We anticipate that general and administrative expenses will increase as our costs related to adding personnel in support of our operations increase.

Stock compensation expense in the first quarter of 2004 is primarily attributable to scheduled accelerated amortization of deferred stock compensation in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of stock option grants issued prior to March 6, 2001. We do not anticipate incurring additional general and administrative stock compensation expense until January 1, 2006, the date we plan to adopt SFAS 123R. Please refer to additional discussion on SFAS 123R contained in Recent Accounting Pronouncements in this section.

Investment income, net.

Investment income increased 22% to $661,000 in the first quarter of 2005 from the comparable period in 2004 due primarily to increasing average interest yields.

Non-cash accretion of preferred stock deemed dividend.

Non-cash accretion of preferred stock deemed dividend was $2.2 million in the first quarter of 2004. As part of our Series A convertible preferred stock financing in July 2003, we recorded a non-cash accretion of preferred stock deemed dividend, which represented an increase to reported net loss in arriving at net loss attributable to common stockholders. In the future, we will not record any additional non-cash accretion of preferred stock deemed dividend as part of our Series A convertible preferred stock financing transaction. The non-cash accretion of the preferred stock deemed dividend did not have an effect on net loss or cash flows for the applicable reporting periods or have an impact on total stockholders’ equity as of the applicable reporting dates.

Liquidity and Capital Resources.

Liquidity and Capital Resources ($ in thousands)	March 31, 2005	December 31, 2004
Cash, cash equivalents and investments	$99,586	$105,898
Working capital	$35,559	$30,233

We have financed our operations primarily through the issuance of equity securities and funding from our collaboration and license agreements. Since the beginning of 2002, we have received $62.1 million in net proceeds from our follow-on public offering, approximately $40.4 million of net proceeds from our private placement of Series A convertible preferred stock and common stock warrants, approximately $25.1 million in cash fees and milestone payments under our collaboration and license agreements, approximately $13.5 million in proceeds from the issuance of common stock to our collaborators pursuant to our collaboration and license agreements and approximately $3.0 million in cash from stock option exercises and from common stock issued pursuant to our employee stock purchase plan.

At March 31, 2005, cash, cash equivalents, short-term and long-term investments totaled $99.6 million. Our cash, cash equivalents, short-term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, adjustable mortgage-backed securities, commercial paper and money market accounts.

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

Capital expenditures during the first three months of 2005 were $411,000, which consisted primarily of lab equipment and computers and related information systems in support of our research and development activities and in support of employee growth. We expect that our remaining 2005 capital expenditures will be lower than 2004 because of the completion of our lab and office expansion to our existing headquarters and operations facility.

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

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Operating leases	$13,596	$1,594	$2,139	$2,163	$2,201	$2,246	$3,253
Manufacturing, license and collaboration agreements	5,913	4,763	205	310	315	320	—

Total	$19,509	$6,357	$2,344	$2,473	$2,516	$2,566	$3,253

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with approximately $975,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. Beginning in June 2005, the lease provides for decreases in the restricted account balance by approximately $385,000 per year provided that the total amount pledged does not fall below approximately $478,000. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we would be obligated to increase our restricted investment balance. At March 31, 2005, we were in compliance with these thresholds.

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

Subsequent Events.

In April 2005, we entered into a license agreement with Protein Design Labs, Inc. for exclusive rights to Protein Design Labs’ anti-CD33 program for both unconjugated antibody and antibody drug conjugate applications. Under the license agreement, we received rights to patents and patent applications, as well as supplies of clinical-grade materials and a nonexclusive CD33 license under Protein Design Labs’ antibody humanization patents. Protein Design Labs will receive an up-front fee, progress dependent milestone payments and royalties on net sales of any resulting products. In addition, we agreed to reduce the royalties payable by Protein Design Labs with respect to a limited number of products that Protein Design Labs might develop under the existing antibody-drug conjugate (ADC) collaboration between the companies. The companies have also granted each other a co-development option for second generation anti-CD33 antibodies with improved therapeutic characteristics developed by either party.

In April 2005, we entered into an ADC collaboration with MedImmune, Inc. MedImmune will pay an upfront fee of $2.0 million for rights to utilize our ADC technology with antibodies against a single tumor target that MedImmune has selected. The upfront fee will be recognized as revenue ratably over the research period of 30 months. MedImmune also has an option to pay an additional fee to access the ADC technology for a second proprietary antibody program. Under the terms of the collaboration, MedImmune has agreed to make progress-dependent milestone payments and pay royalties on net sales of any resulting ADC products. MedImmune is responsible for research, product development, manufacturing and commercialization of all products under the collaboration. We will receive material supply and annual maintenance fees as well as research support payments for any assistance provided to MedImmune in developing ADC products.

In May 2005, we entered into a manufacturing and supply agreement with Albany Molecular Research, Inc. for cGMP manufacturing of the proprietary drug-linker system employed in our SGN-35 product candidate.

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

Stock Compensation. We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of our common stock on the date of grant. We recognize no compensation expense on these employee stock option grants. For certain stock options granted to nonemployees, we recognize as expense the estimated fair value of such options as calculated by the Black-Scholes option pricing model, which is re-measured during the service period. Fair value is determined using the Black-Scholes option pricing model and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. Changes in the fair value of our common stock during the service period will cause fluctuations in recognized compensation expense for variable options. Please refer to additional discussion on SFAS No. 123 (revised 2004) “Shares-Based Payment,” or SFAS 123R, contained under Recent Accounting Pronouncements in Item 1 “Financial Statements” in the notes to the financial statements filed in this quarterly report.

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, accrued expenses, research and development, stock compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions.

Recent Accounting Pronouncements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS 123R. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. In April 2005 the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. We expect to adopt SFAS 123R using the modified prospective method and will begin expensing amounts related to employee stock options and stock issued under our employee stock purchase plan effective January 1, 2006.

We utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

The adoption of SFAS 123R will have a material impact on our results of operations. Because of the delayed implementation date and the uncertainty of additional awards of equity instruments which may be granted during the remainder of 2005 and differences attributable to model choice, we are unable to reasonably estimate share-based compensation expense after SFAS 123R is adopted.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on our financial position or results of operations.

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

Our second generation ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, and our ADEPT technology are still at relatively early stages of development. The ADC technology is used in our SGN-35 and SGN-75 product candidates and is the basis of our collaborations with Genentech, UCB Celltech, Protein Design Labs, CuraGen, Bayer and MedImmune. The ADEPT technology is used in our SGN-17/19 product candidate and is the basis of our collaboration with Genencor. We and our corporate collaborators are still conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies, and significant additional studies will be required before any of these ADC or ADEPT product candidates enter human clinical trials. For example, we have observed evidence of toxicity in some preclinical models with certain drug-linker forms and are focusing our efforts on forms with the lowest toxicity in order to maximize the therapeutic window of our ADC technology. In addition, preclinical models to study anti-cancer activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human cancer and there is no assurance that we will be able to use these technologies in the treatment of humans. Any failures or setbacks in our ADC or ADEPT programs could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding this technology, which would negatively affect our business and financial position.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability for some time, if at all. Our limited operating history may make it difficult to evaluate our business and an investment in our common stock.

We have incurred net losses in each of our years of operation and, as of March 31, 2005, we had an accumulated deficit of approximately $121.7 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements and from government grants. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

In some circumstances we rely on collaborators to assist in the research and development activities necessary for the commercialization of our product candidates. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, we may not be able to commercialize our product candidates.

We have established and intend to continue to establish alliances with third-party collaborators to develop and market some of our current and future product candidates and to license our ADC and ADEPT technologies. We have licensed our ADC technology to Genentech, UCB Celltech, Protein Design Labs, CuraGen, Bayer and MedImmune, and have licensed our ADEPT technology to Genencor. These collaborations provide us with cash and revenues through technology access and license fees, sponsored research fees, equity sales and potential milestone and royalty payments. We use these funds to partially fund the development costs of our internal pipeline of product candidates. Collaborations can also create and strengthen our relationships with leading biotechnology and pharmaceutical companies and may provide synergistic benefits by combining our technologies with the technologies of our collaborators. For example, in July 2004, we formed a collaboration with Celera Genomics to jointly discover and develop antibody-based therapies for cancer.

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

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. During the first quarter of 2005, our stock price fluctuated between $4.59 and $6.60 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 44.7 percent of our voting power as of May 6, 2005. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

In addition to the 1,500,000 shares of Series A convertible preferred stock that are currently outstanding as of May 6, 2005, our Board of Directors has the authority to issue up to an additional 3,360,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Seattle Genetics without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Seattle Genetics, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state anti-takeover laws in Delaware and Washington related to corporate takeovers may prevent or delay a change of control of Seattle Genetics.

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

(a) Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures prior to the filing of this quarterly report. Based on that review, they have concluded that, as of the end of the period covered by this quarterly report, these disclosure controls and procedures were, in design and operation, effective to assure that the required information has been properly recorded, processed, summarized and reported to those responsible in order that it may be included in this quarterly report.

(b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

3.3(4)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(1)	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3(3)	Form of Common Stock Warrant.

4.4(3)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.5(4)	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Development and Supply Agreement dated February 18, 2005 between Seattle Genetics, Inc. and Abbott Laboratories, Inc..

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.

(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(4)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

†	Confidential treatment requested as to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TIM J. CARROLL
Tim J. Carroll
Chief Financial Officer

Date: May 10, 2005

EXHIBIT INDEX

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

3.3(4)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(1)	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3(3)	Form of Common Stock Warrant.

4.4(3)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.5(4)	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Development and Supply Agreement dated February 18, 2005 between Seattle Genetics, Inc. and Abbott Laboratories, Inc..

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.

(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(4)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

†	Confidential treatment requested as to certain portions of this Exhibit.