Form 10-Q/A
period 2004-09-30
SEATTLE GENETICS INC /WA
filed 2005-08-02
CIK 1060736

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

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q/A is being filed solely for the purpose of refiling Exhibits 10.1, 10.2, 10.3 and 10.4 (the “Exhibits”) in connection with a pending application for confidential treatment. The Exhibits were originally filed with Seattle Genetics’ quarterly report on Form 10-Q on November 10, 2004. The redactions to the Exhibits have been amended in accordance with a revised application for confidential treatment filed separately by Seattle Genetics with the Securities and Exchange Commission and concurrently with this amended quarterly report. Seattle Genetics has made no further change to the previously filed quarterly report.

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

Date: August 1, 2005

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