Form 10-Q
period 2005-06-30
SEATTLE GENETICS INC /WA
filed 2005-08-09
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, there were 42,306,711 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Seattle Genetics, Inc.

Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	June 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$14,230	$9,645
Short-term investments	29,900	27,492
Interest receivable	898	818
Accounts receivable	642	1,477
Prepaid expenses and other	648	476

Total current assets	46,318	39,908
Property and equipment, net	8,911	9,463
Restricted investments	598	977
Long-term investments	50,729	68,761

Total assets	$106,556	$119,109

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$5,530	$4,815
Current portion of deferred revenue	6,742	4,860

Total current liabilities	12,272	9,675

Long-term liabilities
Deferred rent	501	472
Deferred revenue, less current portion	5,272	5,129

Total long-term liabilities	5,773	5,601

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, 1,500,000 shares issued and outstanding	2	2
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,222,137 and 41,984,003 issued and outstanding, respectively	42	42
Additional paid-in capital	218,668	217,995
Accumulated other comprehensive loss	(147)	(65)
Accumulated deficit	(130,054)	(114,141)

Total stockholders’ equity	88,511	103,833

Total liabilities and stockholders’ equity	$106,556	$119,109

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
Collaboration and license agreements	$2,200	$1,542	$4,806	$3,514

Operating expenses
Research and development	9,365	8,982	18,340	16,530
General and administrative	1,857	1,952	3,702	3,584

Total operating expenses	11,222	10,934	22,042	20,114

Loss from operations	(9,022)	(9,392)	(17,236)	(16,600)
Investment income, net	662	556	1,323	1,099

Net loss	(8,360)	(8,836)	(15,913)	(15,501)
Non-cash accretion of preferred stock deemed dividend	—	(27,085)	—	(29,329)

Net loss attributable to common stockholders	$(8,360)	$(35,921)	$(15,913)	$(44,830)

Net loss per share – basic and diluted	$(0.20)	$(0.89)	$(0.38)	$(1.17)

Weighted-average shares – basic and diluted	42,187	40,192	42,127	38,370

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2005	2004
Operating activities
Net loss	$(15,913)	$(15,501)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10	686
Depreciation and amortization	1,143	694
Realized loss (gain) on sale of investments	1	(10)
Amortization on investments	621	1,273
Deferred rent	29	49
Changes in operating assets and liabilities
Interest receivable	(80)	(520)
Accounts receivable	835	121
Prepaid expenses and other	(170)	(2,172)
Accounts payable and accrued liabilities	715	1,173
Deferred revenue	2,025	4,048

Net cash used in operating activities	(10,784)	(10,159)

Investing activities
Purchases of investments	(26,495)	(73,769)
Proceeds from sale and maturities of investments	41,794	34,057
Purchases of property and equipment	(593)	(3,725)

Net cash provided by (used in) investing activities	14,706	(43,437)

Financing activities
Net proceeds from issuance of common stock	663	62,473

Net cash provided by financing activities	663	62,473

Net increase in cash and cash equivalents	4,585	8,877
Cash and cash equivalents, at beginning of period	9,645	9,625

Cash and cash equivalents, at end of period	$14,230	$18,502

Supplemental disclosures
Non-cash investing and financing activities
Decrease in deferred stock compensation	$—	$(574)
Property and equipment purchase cost accrued	$—	$389

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Notes to Financial Statements

(Unaudited)

1. Basis of presentation

The accompanying unaudited financial statements of Seattle Genetics, Inc. (“Seattle Genetics” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for such periods are not necessarily indicative of the results expected for the full calendar year or for any future period. Management has determined that the Company operates in one segment.

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

2. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS 123R. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. In April 2005 the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. The Company expects to adopt SFAS 123R using the modified prospective method and will begin expensing amounts related to employee stock options and stock issued under its employee stock purchase plan utilizing a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees effective January 1, 2006. The adoption of SFAS 123R will have a material impact on the Company’s results of operations. Because of the uncertainty of additional awards of equity instruments which may be granted during the remainder of 2005 and the estimated expected forfeiture rates, the Company has not quantified estimated share-based compensation expense after SFAS 123R is adopted.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, except in certain situations. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No.

154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3. Collaboration, license and contract manufacturing agreements

In April 2005, the Company entered into a license agreement with Protein Design Labs, Inc. for exclusive rights to Protein Design Labs’ anti-CD33 program for both unconjugated antibody and antibody-drug conjugate (ADC) applications. Under the license agreement, the Company received rights to patents and patent applications, as well as supplies of clinical-grade materials and a nonexclusive CD33 license under Protein Design Labs’ antibody humanization patents. The Company paid an upfront fee and has agreed to pay progress dependent milestone payments and royalties on net sales of any resulting products. In addition, the Company agreed to reduce the royalties payable by Protein Design Labs with respect to a limited number of products that Protein Design Labs might develop under the existing ADC collaboration between the companies. The companies have also granted each other a co-development option for second generation anti-CD33 antibodies with improved therapeutic characteristics developed by either party. The upfront fee paid to Protein Design Labs has been recorded as an offset to deferred revenue and will be recognized as contra-revenue over the remaining research period of the existing ADC collaboration. Future progress dependent milestone payments and royalties paid to Protein Design Labs will be expensed as research and development expense when incurred.

In April 2005, the Company entered into an ADC collaboration with MedImmune, Inc. MedImmune paid an upfront fee of $2.0 million for rights to utilize the Company’s ADC technology against a single tumor target. The upfront fee was deferred and will be recognized as revenue ratably over the research period of the collaboration. MedImmune also has an option to pay an additional fee to access the ADC technology for a second proprietary antibody program. Under the terms of the collaboration, MedImmune has agreed to make progress-dependent milestone payments and pay royalties on net sales of any resulting ADC products. MedImmune is responsible for research, product development, manufacturing and commercialization of all products under the collaboration. The Company will receive material supply and annual maintenance fees as well as research support payments for any assistance provided to MedImmune in developing ADC products.

In May 2005, the Company entered into a manufacturing and supply agreement with Albany Molecular Research, Inc. for cGMP manufacturing of the proprietary drug-linker system employed in its SGN-35 product candidate. The volume, pricing and specifications for manufacture and supply will be determined on a project by project basis.

In June 2005, the Company entered into an ADC collaboration with PSMA Development Company LLC, a joint venture between Progenics Pharmaceuticals, Inc. and Cytogen Corporation. The license provides PSMA Development Company with rights to utilize the ADC technology to link cell-killing drug payloads to PSMA Development Company’s fully human monoclonal antibodies that target prostate-specific membrane antigen (PSMA). Under the terms of the collaboration, PSMA Development Company paid Seattle Genetics a $2.0 million upfront fee which was deferred and will be recognized as revenue ratably over the research period of the collaboration. PSMA Development Company has also agreed to make progress-dependent milestone payments and pay royalties on net sales of resulting ADC products. PSMA Development Company is responsible for research, product development, manufacturing and commercialization of all products under the collaboration. Seattle Genetics will receive material supply and annual maintenance fees as well as research support payments for any assistance provided to PSMA Development Company in developing ADC products.

4. Stock compensation expense

The Company accounts for employee stock compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB No. 25) as interpreted by Financial Accounting Standards Board Interpretation No. 44 (FIN 44) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Under APB No. 25 and related interpretations, compensation expense is based on the difference, if any, of the fair value of the Company’s stock and the exercise price of the option as of the date of grant. These differences are deferred and amortized in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” (FIN No. 28) on an accelerated basis over the vesting period of the individual options.

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

The following table illustrates the effect on net loss attributable to common stockholders and loss per share attributable to common stockholders under SFAS No. 123 if applied to all outstanding and unvested awards under the Company’s 1998 Stock Option Plan and shares issued under the Company’s Employee Stock Purchase Plan in each period (unaudited—in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders as reported	$(8,360)	$(35,921)	$(15,913)	$(44,830)
Add: stock-based compensation for employees under APB No. 25 included in reported net loss	—	496	—	640
Deduct: total stock-based compensation expense for employees determined under the fair value method	(1,125)	(1,750)	(2,422)	(3,250)

Pro forma net loss attributable to common stockholders	$(9,485)	$(37,175)	$(18,335)	$(47,440)

Basic and diluted net loss per share
As reported	$(0.20)	$(0.89)	$(0.38)	$(1.17)

Pro forma	$(0.22)	$(0.92)	$(0.44)	$(1.24)

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

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (unaudited - in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders	$(8,360)	$(35,921)	$(15,913)	$(44,830)
Weighted-average shares basic and diluted	42,187	40,192	42,127	38,370

Basic and diluted net loss per share attributable to common stockholders	$(0.20)	$(0.89)	$(0.38)	$(1.17)

Antidilutive securities not included in net loss per share attributable to common stockholders calculation
Convertible preferred stock	15,000	16,400	15,000	16,400
Warrants to purchase common stock	2,050	2,050	2,050	2,050
Options to purchase common stock	4,977	5,178	5,149	5,103
Restricted shares of common stock subject to repurchase	—	28	—	43

Total	22,027	23,656	22,199	23,596

6. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available for sale investments are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows (unaudited - in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss	$(8,360)	$(8,836)	$(15,913)	$(15,501)
Unrealized (loss) on securities available for sale	(39)	(706)	(83)	(642)
Reclassification adjustment for losses (gains) included in net loss	—	—	1	(10)

Comprehensive loss	$(8,399)	$(9,542)	$(15,995)	$(16,153)

7. Investments

Investments, classified as available-for-sale, consist of the following (unaudited - in thousands):

	Fair Value June 30, 2005	Fair Value December 31, 2004
Adjustable mortgage-backed securities	$50,046	$61,211
U.S. corporate obligations	24,898	21,008
U.S. government and agencies	6,283	14,542
Taxable municipal bonds	—	469

Total	$81,227	$97,230

Reported as:
Short-term investments	$29,900	$27,492
Long-term investments	50,729	68.761
Restricted investments	598	977

Total	$81,227	$97,230

The estimated fair value of investments, by contractual maturity, consists of the following:

	Fair Value June 30, 2005	Fair Value December 31, 2004
Due in one year or less	$30,028	$27,996
Due in one year through two years	1,153	8,023
Adjustable mortgage-backed securities	50,046	61,211

Total	$81,227	$97,230

The Company has concluded that unrealized losses are temporary due to the ability of the Company to realize its investments at maturity and that the unrealized losses are minor in relation to the Company’s cost. In addition, the Company currently has the ability and intent to hold these investments for a reasonable period of time until market interest rates decline or the rates on these investments improve and the Company is able to recover at least substantially all of the cost of the investments.

At June 30, 2005 the aggregate fair value of investments with unrealized losses was as follows:

	Fair Value	Gross unrealized losses
Adjustable mortgage-backed securities	$33,471	$153
U.S. corporate obligations	24,848	110
U.S. government and agencies	6,283	21

Total	$64,602	$284

8. Property and equipment

Property and equipment consists of the following (unaudited - in thousands):

	June 30, 2005	December 31, 2004
Leasehold improvements	$7,469	$7,466
Laboratory equipment	5,163	4,729
Computers and office equipment	1,253	1,127
Furniture and fixtures	1,192	1,168

Subtotal	15,077	14,490
Less: accumulated depreciation and amortization	(6,166)	(5,027)

Total	$8,911	$9,463

The majority of the Company’s property and equipment is secured as collateral for certain obligations under its office and laboratory lease agreement.

9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following (unaudited - in thousands):

	June 30, 2005	December 31, 2004
Trade accounts payable	$1,619	$1,170
Contract manufacturing	1,612	1,843
Compensation and benefits	1,301	830
Clinical trial costs	779	756
Franchise and local taxes	219	216

Total	$5,530	$4,815

10. Commitments and contingencies

As of June 30, 2005, the Company had restricted investments totaling $598,000 as collateral for certain obligations of its office and laboratory lease. These investment securities are restricted as to withdrawal and are managed by a third party. The lease terms provide for changes in the amounts pledged based upon the Company’s market capitalization, stockholders’ equity or cash and investments balance. Commencing in June 2006, we expect that our restricted investments will be reduced to approximately $478,000. In the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company may be obligated to increase its restricted investment balance to approximately $3.4 million. As of June 30, 2005, the Company was in compliance with these thresholds.

As part of the Company’s manufacturing agreement with Abbott Laboratories for the manufacture of the Company’s SGN-40 monoclonal antibody product candidate, the Company expects to incur approximately $2.7 million in manufacturing expenses through 2005, of which approximately $1.8 million was expensed in the first six months of 2005.

11. Subsequent event

In July 2005, the Company announced plans to discontinue development of SGN-15, a first-generation ADC, to focus on advancing the Company’s other pipeline programs and second-generation ADC technology. Although the Company is not accruing new patients to its SGN-15 phase II clinical trials, it expects costs in the last six months of 2005 to be similar to costs in the first six months of 2005 due to committed payments for currently enrolled patients. The Company does not anticipate incurring additional costs to terminate existing contracts associated with SGN-15 before the end of their respective terms and will recognize any remaining SGN-15 clinical trial costs in the periods the services are received.

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

Overview

We focus on the development of monoclonal antibody-based therapeutic products for the treatment of cancer and immunologic diseases. We currently have two product candidates in clinical trials, SGN-30 and SGN-40, and four lead preclinical product candidates: SGN-33, SGN-35, SGN-70 and SGN-75. Our pipeline of product candidates is based primarily upon two technologies: genetically engineered monoclonal antibodies and monoclonal antibody-drug conjugates (ADCs). These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as increase the potency of monoclonal antibodies by enhancing their cell-killing ability. We also have active discovery programs to identify novel antigens and new monoclonal antibodies.

Since our inception, we have incurred substantial losses and, as of June 30, 2005, we had an accumulated deficit of $130.1 million. These losses and accumulated deficit have resulted from the significant costs incurred in the development of our monoclonal antibody-based technologies, clinical trial costs, manufacturing expenses of preclinical and clinical grade materials, general and administrative costs and stock compensation expenses. We expect that our losses will continue for the foreseeable future as we continue to expand our research, development, clinical trial activities and infrastructure in support of these activities.

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

Results of Operations

Three months and six months ended June 30, 2005 and June 30, 2004

Revenues.

	Three months ended June 30,			Six months ended June 30,
Revenues ($ in thousands)	2005	2004	% change	2005	2004	% change
Earned portion of technology access fees and milestones	$1,658	$852	95%	$3,595	$1,353	166%
Funded research and material supply fees	542	690	-21%	1,211	2,161	-44%

Total collaborations and license agreements	$2,200	$1,542	43%	$4,806	$3,514	37%

Total revenues increased 43% to $2.2 million in the second quarter and 37% to $4.8 million in the first six months of 2005 from the comparable periods in 2004.

The earned portion of technology access fees and milestones increased 95% to $1.7 million in the second quarter and 166% to $3.6 million in the first six months of 2005 from the comparable periods in 2004. These revenues represent upfront technology access fees or milestones received during the course of our ADC collaborations with Bayer, CuraGen, Genentech, MedImmune, Protein Design Labs, PSMA Development Company and UCB Celltech and our antibody-directed enzyme-prodrug therapy (ADEPT) collaboration with Genencor. The upfront technology access fees are deferred and recognized ratably over each collaborative research period. Payments for the achievement of substantive milestones are recognized when the milestone is achieved. During the second quarter, the earned portion of technology access fees included a portion of MedImmune’s $2.0 million upfront fee received in April 2005 and PSMA Development Company’s $2.0 million up front fee received in June 2005, both of which were deferred and are being recognized as revenue ratably over their respective research terms.

Funded research and material supply fees decreased 21% to $542,000 in the second quarter and 44% to $1.2 million in the first six months of 2005 from the comparable periods in 2004. During the second quarter, this decrease was due primarily to lower material supply fees and funded research fees. Material supply fees of $800,000 invoiced to Protein Design Labs in the first quarter of 2004 also contributed to the decrease during the first six months of 2005.

We expect that total revenues will increase in the last six months of 2005 from the comparable period in 2004 primarily due to the earned portion of technology access fees. We also expect that future revenues will vary from quarter to quarter and from year to year depending on the level of revenues earned for ongoing ADC collaboration efforts, the level of milestones received and our ability to enter into additional agreements and obtain additional government grants.

Research and development.

	Three months ended June 30,			Six months ended June 30,
Research & Development ($ in thousands)	2005	2004	% change	2005	2004	% change
Research	$3,114	$2,605	20%	$6,111	$5,506	11%
Development and contract manufacturing	4,657	4,725	-1%	8,646	8,325	4%
Clinical	1,594	1,594	0%	3,573	2,600	37%
Stock compensation expense	—	58	-100%	10	99	-90%

Total	$9,365	$8,982	4%	$18,340	$16,530	11%

Research and development expenses increased 4% to $9.4 million in the second quarter and 11% to $18.3 million in the first six months of 2005 from the comparable periods in 2004. We report our research and development expenses within the major components listed in the above table and described in more detail below. Certain expense reclassifications have been made in prior period’s research and development expense categories to conform to classifications used in the current year.

Research expenses in the second quarter of 2005 increased primarily due to higher personnel expenses associated with increased staffing levels and costs related to our expanded laboratory and office facility. In the first six months of 2005, research expenses increased due to higher personnel expenses, related general lab supplies and costs related to the company’s expanded laboratory and office facility. Offsetting these increases were lower licensing agreement expenses due to SGN-40 phase I clinical trial milestone payments made during the first quarter of 2004.

Development and contract manufacturing expenses in the second quarter of 2005 were similar to the comparable period in 2004. Increases in personnel expenses and costs related to the company’s expanded laboratory and office facility were offset by lower costs related to the manufacturing of clinical grade materials of approximately $570,000. In the first six months of 2005, development and contract manufacturing expenses were higher than the comparable period in 2004 due to increased personnel expenses and costs related to our expanded laboratory and office facility, quality control and assurance activities, including storage and shipment services of our drug product candidates. Offsetting these increases were lower costs related to the manufacturing of clinical grade materials of approximately $681,000.

Clinical expenses in the second quarter of 2005 were similar to the comparable period in 2004. In the first six months of 2005, clinical expenses increased compared to the first six months of 2004 due to higher personnel expenses and expanded third-party costs for our phase II clinical trials of SGN-15. We expect clinical expenses to increase in the last six months of 2005, since any cost savings achieved by the discontinuation of our SGN-15 program will be offset by increases in expenses for our SGN-30 and SGN-40 clinical trials.

The total number of research, development and clinical personnel increased to 107 at June 30, 2005 from 97 at June 30, 2004.

Stock compensation expense for research and development in the first six months of 2005 is attributable to changes in value of options subject to variable accounting for non-employee stock option grants issued to members of the Company’s Scientific Advisory Board, based on fluctuations in the market value of our common stock. Stock option expense for research and development in the first six months of 2004 was primarily attributable to scheduled accelerated amortization of deferred stock compensation in accordance with Financial Accounting Standards Board Interpretation No. 28 (FIN 28) over the vesting period of stock option grants issued prior to March 6, 2001, the date of our initial public offering. We anticipate that stock compensation expense for research and development will decrease during 2005 compared to 2004 based upon the completion of recording amortization in accordance with FIN 28. We expect to record additional stock compensation charges in research and development beginning January 1, 2006, the date we plan to adopt SFAS 123R. Please refer to additional discussion on SFAS 123R contained in Recent Accounting Pronouncements in this section.

We utilize our employee and infrastructure resources across multiple projects, including our discovery and research programs directed towards identifying novel antigen targets, monoclonal antibodies and new classes of stable linkers and cell-killing drugs. Many of our costs are not attributable to a specifically identified project, but instead are directed to overall research efforts. Accordingly, we do not allocate our infrastructure costs and do not account for internal research and development costs on a project-by-project basis. As a result, we do not report actual total costs incurred for each of our clinical and preclinical projects on a project-by-project basis.

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

	Three months ended June 30,		Six months ended June 30,		Five years ended June 30, 2005
Product Candidates ($ in thousands)	2005	2004	2005	2004
SGN-40	$1,419	$195	$2,655	$282	$3,246
SGN-35	1,120	403	1,644	759	5,713
SGN-30	396	3,291	941	5,298	22,238
SGN-15	351	340	966	399	11,582
SGN-70 and SGN-75	65	—	115	—	138

Total third party costs	3,351	4,229	6,321	6,738	42,917
Unallocated costs and overhead	6,014	4,695	12,009	9,694	71,372
Stock compensation expense	—	58	10	98	4,167

Total research and development	$9,365	$8,982	$18,340	$16,530	$118,456

Our third party manufacturing costs for SGN-40 in the second quarter and first six months of 2005 included payments made to Abbott Laboratories to perform scale-up and GMP manufacturing of SGN-40 to support clinical trials. We expect the third party costs associated with SGN-40 to increase as we continue to enroll patients to our SGN-40 phase I clinical trials and as we continue contract manufacturing for later-stage clinical and commercial supplies. SGN-35 third party costs in the second quarter and the first six months of 2005 are attributable to contract manufacturing in anticipation of clinical trials. We expect third party costs for SGN-35 to increase as we contract for additional clinical grade manufacturing and initiate clinical trials. SGN-30 and SGN-15 third party costs in the second quarter and first six months of 2005 are attributable to increased patient enrollments in our phase II clinical trials in the United States, Europe and Russia. The higher third party costs of SGN-30 in the second quarter and first six months of 2004 are attributable to the costs of manufacturing SGN-30 for use in clinical trials. We expect third party costs for SGN-30 to increase from the amounts incurred in the second quarter and first six months of 2005 as we continue to enroll patients in our phase II clinical trials. In July 2005, we announced our intent to discontinue development of SGN-15 to focus on advancing our other pipeline programs and second-generation ADC technology. Although we are not accruing new patients to our SGN-15 phase II clinical trials, we expect costs in the last six months of 2005 to be similar to costs in the first six months of 2005 due to committed payments for currently enrolled patients. We do not anticipate incurring additional costs to terminate existing contracts associated with SGN-15 before the end of their respective terms and will recognize any remaining SGN-15 clinical trial costs in the periods the services are received.

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

We anticipate that our research, development, contract manufacturing and clinical expenses will continue to grow in the foreseeable future as we expand our discovery and preclinical activities, as new product candidates enter clinical trials and as we advance our product candidates already in clinical trials to new clinical sites in North America and Europe. These expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

General and administrative.

	Three months ended June 30,			Six months ended June 30,
General and administrative ($ in thousands)	2005	2004	% change	2005	2004	% change
General and administrative	$1,857	$1,477	26%	$3,702	$2,997	24%
Stock compensation expense	—	475	-100%	—	587	-100%

Total general and administrative expense	$1,857	$1,952	-5%	$3,702	$3,584	3%

Total general and administrative expenses decreased 5% to $1.9 million in the second quarter and increased 3% to $3.7 million in the first six months of 2005 from the comparable periods in 2004. Excluding stock compensation expense, general and administrative expenses increased 26% in the second quarter and 24% in the first six months of 2005. These increases were primarily due to additional administrative personnel, increased professional service fees and recruiting fees. The number of general and administrative personnel increased to 29 at June 30, 2005 from 23 at June 30, 2004. We anticipate that general and administrative expenses will increase as our costs related to adding personnel in support of our operations increase.

Stock compensation expense in the second quarter and first six months of 2004 is primarily attributable to scheduled accelerated amortization of deferred stock compensation in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of stock option grants issued prior to March 6, 2001. We do not anticipate incurring additional general and administrative stock compensation expense until January 1, 2006, the date we plan to adopt SFAS 123R. Please refer to additional discussion on SFAS 123R contained in Recent Accounting Pronouncements in this section.

Investment income, net.

Investment income increased 19% to $662,000 in the second quarter and 20% to $1.3 million in the first six months of 2005 from the comparable periods in 2004 due primarily to increasing average interest yields.

Non-cash accretion of preferred stock deemed dividend.

We recorded a non-cash accretion of preferred stock deemed dividend of $27.1 million in the second quarter of 2004 and $29.3 million in the first six months of 2004. As part of our Series A convertible preferred stock financing in July 2003, we recorded a non-cash accretion of preferred stock deemed dividend, which represented an increase to reported net loss in arriving at net loss attributable to common stockholders. In the future, we will not record any additional non-cash accretion of preferred stock deemed dividend as part of our Series A convertible preferred stock financing transaction. The non-cash accretion of the preferred stock deemed dividend did not have an effect on net loss or cash flows for the applicable reporting periods or have an impact on total stockholders’ equity as of the applicable reporting dates.

Liquidity and Capital Resources.

Liquidity and Capital Resources ($ in thousands)	June 30, 2005	December 31, 2004
Cash, cash equivalents and investments (excluding restricted investments)	$94,859	$105,898
Working capital	$34,046	$30,233

We have financed our operations primarily through the issuance of equity securities and funding from our collaboration and license agreements. Since the beginning of 2002, we have received $62.1 million in net proceeds from our follow-on public offering, approximately $40.4 million of net proceeds from our private placement of Series A convertible preferred stock and common stock warrants, approximately $29.7 million in cash fees and milestone payments under our collaboration and license agreements, approximately $13.5 million in proceeds from the issuance of common stock to our collaborators pursuant to our collaboration and license agreements and approximately $3.0 million in cash from stock option exercises and from common stock issued pursuant to our employee stock purchase plan.

At June 30, 2005, cash, cash equivalents, short-term and long-term investments, excluding restricted investments, totaled $94.9 million. Our cash, cash equivalents, short-term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, adjustable mortgage-backed securities, commercial paper and money market accounts.

We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of overall spending will accelerate as a result of the increased costs and expenses associated with adding personnel, clinical trials, regulatory filings, manufacturing, and research and development activities. However, we may experience fluctuations in incurring these costs from quarter to quarter based on the timing of manufacturing campaigns, accrual of patients to clinical trials and collaborative activities. Certain external factors may influence our cash spending including the cost of filing and enforcing patent claims and other intellectual property rights, competing technological and market developments and the progress of our collaborators.

Capital expenditures during the first six months of 2005 were $593,000, which consisted primarily of lab equipment and computers and related information systems in support of our research and development activities and in support of employee growth. We expect that our remaining capital expenditures in 2005 will be lower than 2004 when we completed our lab and office expansion to our existing headquarters and operations facility.

Some of our manufacturing, license and collaboration agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones and the payment of royalties based on commercial product sales. We do not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years. The amounts set forth below could be substantially higher if we are required to make milestone payments or if we receive regulatory approvals or achieve commercial sales and are required to pay royalties earlier than anticipated.

The minimum payments under manufacturing, license and collaboration agreements in 2005 primarily represent contractual obligations related to manufacturing campaigns to perform scale-up and current Good Manufacturing Practices manufacturing for monoclonal antibody and ADC products for use in our clinical trials.

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Operating leases	$13,071	$1,068	$2,140	$2,163	$2,201	$2,246	$3,253
Manufacturing, license and collaboration agreements	4,009	2,919	190	295	300	305	—
Laboratory equipment purchase obligation	426	426	—	—	—	—	—

Total	$17,506	$4,413	$2,330	$2,458	$2,501	$2,551	$3,253

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with approximately $598,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. Commencing in June 2006, we expect that our restricted investments will be reduced to approximately $478,000. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we may be obligated to increase our restricted investment balance. At June 30, 2005, we were in compliance with these thresholds.

We believe that our current cash and investment balances will be sufficient to enable us to meet our anticipated expenditures and operating requirements for at least the next two years. However, changes in our business may occur that would consume available capital resources sooner than we expect. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, or public or private equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs, which may adversely affect our business and operations.

Subsequent Events.

In July 2005, we announced plans to discontinue development of SGN-15, a first-generation ADC, to focus on advancing our other pipeline programs and second-generation ADC technology. Although we are not accruing new patients to our SGN-15 phase II clinical trials, we expect costs in the last six months of 2005 to be similar to costs in the first six months of 2005 due to committed payments for currently enrolled patients. We do not anticipate incurring additional costs to terminate existing contracts associated with SGN-15 before the end of their respective terms and will recognize any remaining SGN-15 clinical trial costs in the periods the services are received.

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

Revenue Recognition. Revenues from the sale of products and services are recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fees are fixed or determinable and collectibility is assured. Revenues from multiple element arrangements involving upfront payments, license fees and milestone payments received for the delivery of rights or services representing the culmination of a separate earnings process are recognized when due and the amounts are considered collectible. Revenues from upfront payments, license fees and milestone payments received in connection with other rights or services which represent continuing obligations of ours are deferred until all of the elements have been delivered or we have verifiable and objective evidence of the fair value of the undelivered elements. Upfront payments and license fees are recognized ratably over the collaboration research period. Payments for the achievement of substantive milestones are recognized when the milestone is achieved and payments for milestones which are not substantive are recognized ratably over the research period. We perform certain research and development activities on behalf of collaborative partners. We generally bill at contractual rates and recognize revenue as the activities are performed, but bill the collaborator monthly, quarterly or upon the completion of the effort, based on the terms of each agreement. Amounts earned, but not billed to the collaborator, if any, are included in accounts receivable in the accompanying balance sheets.

Investments. Our investments are diversified among high-credit quality debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included as a component of stockholders’ equity. Realized gains and losses and declines in value of investments judged to be other than temporary are included in other income (expense). To date, we have determined that unrealized losses are temporary as the duration of the decline in the value of the investments has been short, the extent of the decline, in both dollars and percentage of cost is not significant, and we have the ability and intent to hold the investments until we recover at least substantially all of the cost of the investment. The fair value of our investments is subject to volatility. To date, the carrying values of our investments have not been written down due to declines in value judged to be other than temporary. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results.

Accrued Expenses. As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of services performed and the associated costs incurred for such services where we have not yet been invoiced or otherwise notified of actual cost. We make these estimates as of each balance sheet date in our financial statements. Examples of estimated accrued expenses include fees paid to contract research organizations in conjunction with clinical trials, fees paid to contract manufacturers in conjunction with manufacturing clinical grade materials and professional service fees.

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

Stock Compensation. We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of our common stock on the date of grant. We recognize no compensation expense on these employee stock option grants. For stock options granted to members of our Scientific Advisory Board, we recognize as expense the estimated fair value of such options as calculated by the Black-Scholes option pricing model, which is re-measured during the service period. Fair value is determined using the Black-Scholes option pricing model and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. Changes in the fair value of our common stock during the service period will cause fluctuations in recognized compensation expense for variable options. Please refer to additional discussion on SFAS No. 123 (revised 2004) “Shares-Based Payment,” or SFAS 123R, contained under Recent Accounting Pronouncements in Item 1 “Financial Statements” in the notes to the financial statements filed in this quarterly report.

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

Recent Accounting Pronouncements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS 123R. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. In April 2005 the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. We expect to adopt SFAS 123R using the modified prospective method and will begin expensing amounts related to employee stock options and stock issued under its employee stock purchase plan utilizing a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees effective January 1, 2006.

The adoption of SFAS 123R will have a material impact on our results of operations. Because of the uncertainty of additional awards of equity instruments which may be granted during the remainder of 2005 and the estimated expected forfeiture rates, we are not able to provide an estimated share-based compensation expense after SFAS 123R is adopted.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, except in certain situations. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

All of our product candidates are in early stages of development. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Currently, SGN-30 and SGN-40 are in clinical trials and SGN-33, SGN-35, SGN-70 and SGN-75 are in preclinical development. We expect that much of our efforts and expenditures over the next few years will be devoted to these clinical and preclinical product candidates. We have no products that have received regulatory approval for commercial sale.

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

Before we can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. Each of these trials requires the investment of substantial expense and time. We are currently conducting phase II clinical trials of our most advanced product candidate and phase I clinical trials of a second product candidate. We expect to commence additional trials of these and other product candidates in the future. There are numerous factors that could delay each of these clinical trials or prevent us from completing these trials successfully.

Commercialization of our product candidates will ultimately depend upon successful completion of additional research and development and testing in both clinical trials and preclinical models. At the present time, SGN-30 and SGN-40 are our only product candidates in clinical development and SGN-33, SGN-35, SGN-70 and SGN-75 are our only product candidates in preclinical development. As a result, any delays or difficulties we encounter with these product candidates may impact our ability to generate revenue and cause our stock price to decline significantly.

Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. We still only have limited efficacy data from our phase I and phase II clinical trials of SGN-30 and our phase I clinical trials of SGN-40. Phase I and phase II clinical trials are not primarily designed to test the efficacy of a drug candidate but rather to test safety, to study pharmacokinetics and pharmacodynamics and to understand the drug candidate’s side effects at various doses and schedules. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. We believe that any clinical trial designed to test the efficacy of SGN-30 or SGN-40, whether phase II or phase III, will likely involve a large number of patients to achieve statistical significance and will be expensive. We may conduct lengthy and expensive clinical trials of SGN-30 or SGN-40, only to learn that the drug candidate is not an effective treatment. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause it to be redone or terminated. For example, although we generated data showing an encouraging trend in our phase II clinical trials of SGN-15, we decided to discontinue development of SGN-15 to prioritize our other programs. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be redone or terminated. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority may also vary significantly based on the type, complexity and novelty of the product involved, as well as other factors.

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

Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and institutional review boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under the FDA’s current Good Manufacturing Practices and other requirements in foreign countries, and may require large numbers of test patients. We, the FDA or other foreign governmental agencies might delay or halt our clinical trials of a product candidate for various reasons, including:

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

We do not currently have the ability to manufacture ourselves the drug products that we need to conduct our clinical trials and rely upon a limited number of manufacturers to supply our drug products. For SGN-30, we have contracted with ICOS to manufacture preclinical and early-stage clinical supplies and with Abbott Laboratories for late-stage clinical and commercial supplies. For SGN-40, Genentech manufactured substantial quantities of clinical grade material that have been transferred to us, and we have contracted with Abbott Laboratories for late-stage clinical and commercial supplies. For SGN-35, we are utilizing antibody manufactured by Abbott, have contracted with Albany Molecular Research for cGMP manufacturing of our proprietary drug-linker system and are working with a contract manufacturing organization for conjugation. For SGN-33, we received clinical-grade material from Protein Design Labs to support phase I/II trials and plan to enter into contract manufacturing arrangements to supplement these supplies as necessary. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of our product candidates.

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

The FDA requires that we demonstrate structural and functional comparability between the same drug product manufactured by different organizations. Because we have used or intend to use multiple sources to manufacture SGN-30, SGN-40 and SGN-33, we will need to conduct comparability studies to assess whether manufacturing changes have affected the product safety, identity, purity or potency of any commercial drug candidate compared to the drug candidate used in clinical trials. If we are unable to demonstrate comparability, the FDA could require us to conduct additional clinical trials, which would be expensive and significantly delay any commercialization.

Our second generation ADC technology and our ADEPT technology are still at an early-stage of development and have not yet entered human clinical trials.

Our second generation ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, and our ADEPT technology are still at relatively early stages of development. The ADC technology is used in our SGN-35 and SGN-75 product candidates and is the basis of our collaborations with Genentech, UCB Celltech, Protein Design Labs, CuraGen, Bayer, MedImmune and PSMA Development Company. Our ADEPT technology is the basis of our collaboration with Genencor. We and our corporate collaborators are still conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies, and significant additional studies will be required before any of these ADC or ADEPT product candidates enter human clinical trials. For example, we have observed evidence of toxicity in some preclinical models with certain drug-linker forms and are focusing our efforts on forms with the best efficacy and lowest toxicity in order to maximize the therapeutic window of our ADC technology. In addition, preclinical models to study anti-cancer activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human cancer and there is no assurance that we will be able to use these technologies in the treatment of humans. Any failures or setbacks in our ADC or ADEPT programs could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability for some time, if at all. Our limited operating history may make it difficult to evaluate our business and an investment in our common stock.

We have incurred net losses in each of our years of operation and, as of June 30, 2005, we had an accumulated deficit of approximately $130.1 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements and from government grants. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

In some circumstances we rely on collaborators to assist in the research and development activities necessary for the commercialization of our product candidates. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, we may not be able to commercialize our product candidates.

We have established and intend to continue to establish alliances with third-party collaborators to develop and market some of our current and future product candidates and to license our ADC and ADEPT technologies. We have licensed our ADC technology to Genentech, UCB Celltech, Protein Design Labs, CuraGen, Bayer, MedImmune and PSMA Development Company, and have licensed our ADEPT technology to Genencor. These collaborations provide us with cash and revenues through technology access and license fees, sponsored research fees, equity sales and potential milestone and royalty payments. We use these funds to partially fund the development costs of our internal pipeline of product candidates. Collaborations can also create and strengthen our relationships with leading biotechnology and pharmaceutical companies and may provide synergistic benefits by combining our technologies with the technologies of our collaborators. For example, in July 2004, we formed a collaboration with Celera Genomics to jointly discover and develop antibody-based therapies for cancer.

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

We have entered into agreements with third-party commercial and academic institutions to license technology for use in our ADC technology and product candidates. Currently, we have license agreements with Bristol-Myers Squibb, Arizona State University, Genentech, Protein Design Labs, CLB Research and Development, ICOS Corporation, Mabtech AB, and the University of Miami, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our product candidates. In addition, continued development and commercialization of our product candidates may require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. During the second quarter of 2005, our stock price fluctuated between $3.52 and $5.91 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 42.0 percent of our voting power as of August 5, 2005. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

In addition to the 1,500,000 shares of Series A convertible preferred stock that are currently outstanding, as of August 5, 2005, our Board of Directors has the authority to issue up to an additional 3,360,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Seattle Genetics without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Seattle Genetics, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state anti-takeover laws in Delaware and Washington related to corporate takeovers may prevent or delay a change of control of Seattle Genetics.

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

(b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders held on May 13, 2005, stockholders representing a total of 39,459,330 shares of common stock and 15,000,000 shares of Series A convertible preferred stock, on an as-converted basis, entitled to vote at the meeting, constituting a quorum, voted to approve the following proposals by the margins indicated:

1.	To elect two directors to our board of directors to hold office until the 2008 annual meeting of stockholders.

	Number of Shares
Name	For	Withheld
David W. Gryska (voted on by the holders of common stock only)	38,485,554	973,776
Srinivas Akkaraju (voted on by the holders of Series A convertible preferred stock only based on a conversion ratio of 0.93 votes for each share of common stock)	13,950,000	0

2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2005.

For	53,326,284
Against	67,494
Abstain	15,552

3.	To amend and approve our 1998 Stock Option Plan.

For	35,317,326
Against	7,015,430
Abstain	69,351
Broker Non-Votes	11,007,223

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

3.3(4)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(1)	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3(3)	Form of Common Stock Warrant.

4.4(3)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.5(4)	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	License Agreement dated April 12, 2005 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.2†	Collaboration Agreement dated April 27, 2005 between Seattle Genetics, Inc. and MedImmune, Inc.

10.3†	Manufacturing and Supply Agreement dated May 4, 2005 between Seattle Genetics, Inc. and Organichem Corporation.

10.4†	Collaboration Agreement dated June 14, 2005 between Seattle Genetics, Inc. and PSMA Development Company LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.

(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(4)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

†	Confidential treatment requested as to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TIM J. CARROLL
Tim J. Carroll
Chief Financial Officer

Date: August 9, 2005

EXHIBIT INDEX

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

3.3(4)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(1)	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 among Seattle Genetics, Inc. and certain of its stockholders.

4.3(3)	Form of Common Stock Warrant.

4.4(3)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.5(4)	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	License Agreement dated April 12, 2005 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.2†	Collaboration Agreement dated April 27, 2005 between Seattle Genetics, Inc. and MedImmune, Inc.

10.3†	Manufacturing and Supply Agreement dated May 4, 2005 between Seattle Genetics, Inc. and Organichem Corporation.

10.4†	Collaboration Agreement dated June 14, 2005 between Seattle Genetics, Inc. and PSMA Development Company LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.

(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(4)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

†	Confidential treatment requested as to certain portions of this Exhibit.