Form 10-Q
period 2005-09-30
SEATTLE GENETICS INC /WA
filed 2005-11-08
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

As of November 4, 2005, there were 42,379,395 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Seattle Genetics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$10,906	$9,645
Short-term investments	30,527	27,492
Interest receivable	748	818
Accounts receivable	872	1,477
Prepaid expenses and other	535	476

Total current assets	43,588	39,908
Property and equipment, net	8,915	9,463
Restricted investments	600	977
Long-term investments	45,354	68,761

Total assets	$98,457	$119,109

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,781	$4,815
Current portion of deferred revenue	6,308	4,860

Total current liabilities	11,089	9,675

Long-term liabilities
Deferred rent	507	472
Deferred revenue, less current portion	4,113	5,129

Total long-term liabilities:	4,620	5,601

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, 1,500,000 shares issued and outstanding	2	2
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,371,295 and 41,984,003 issued and outstanding, respectively	42	42
Additional paid-in capital	219,128	217,995
Accumulated other comprehensive loss	(199)	(65)
Accumulated deficit	(136,225)	(114,141)

Total stockholders’ equity	82,748	103,833

Total liabilities and stockholders’ equity	$98,457	$119,109

The accompanying notes are an integral part of these condensed financial statements.

Seattle Genetics, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue under collaboration and license agreements	$2,632	$1,491	$7,438	$5,005

Operating expenses:
Research and development	7,806	9,611	26,146	26,141
General and administrative	1,664	1,762	5,366	5,346

Total operating expenses	9,470	11,373	31,512	31,487

Loss from operations	(6,838)	(9,882)	(24,074)	(26,482)
Investment income, net	667	514	1,990	1,613

Net loss	(6,171)	(9,368)	(22,084)	(24,869)
Non-cash accretion of preferred stock deemed dividend	—	(7,229)	—	(36,558)

Net loss attributable to common stockholders	$(6,171)	$(16,597)	$(22,084)	$(61,427)

Net loss per share – basic and diluted	$(0.15)	$(0.40)	$(0.52)	$(1.56)

Weighted-average shares – basic and diluted	42,317	41,221	42,191	39,327

The accompanying notes are an integral part of these condensed financial statements.

Seattle Genetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2005	2004
Operating activities
Net loss	$(22,084)	$(24,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10	789
Depreciation and amortization	1,733	1,175
Realized loss (gain) on sale of investments	1	(10)
Amortization on investments	950	1,895
Deferred rent	35	66
Changes in operating assets and liabilities:
Interest receivable	70	(115)
Accounts receivable	605	179
Prepaid expenses and other	(54)	(1,252)
Accounts payable and accrued liabilities	(34)	1,951
Deferred revenue	432	3,401

Net cash used in operating activities	(18,336)	(16,790)

Investing activities
Purchases of investments	(34,529)	(103,090)
Proceeds from sale and maturities of investments	54,193	67,804
Purchases of property and equipment	(1,190)	(5,361)

Net cash provided by (used in) investing activities	18,474	(40,647)

Financing activities
Net proceeds from issuance of common stock	1,123	62,772

Net cash provided by financing activities	1,123	62,772

Net increase in cash and cash equivalents	1,261	5,335
Cash and cash equivalents, at beginning of period	9,645	9,625

Cash and cash equivalents, at end of period	$10,906	$14,960

Supplemental disclosures
Non-cash investing and financing activities:
Decrease in deferred stock compensation	$—	$(605)

The accompanying notes are an integral part of these condensed financial statements.

Seattle Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed financial statements of Seattle Genetics, Inc. (“Seattle Genetics” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full calendar year or for any future period. Management has determined that the Company operates in one segment. Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share amounts.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain expense reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current periods. These reclassifications have no impact on net loss, stockholders’ equity or cash flows as previously reported. Amounts previously reported as non-cash stock-based compensation expense on the Statement of Operations are now included within research and development and general and administrative expenses.

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards, or SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS 123R. SFAS 123R eliminates, among other items, the use of the intrinsic value method of accounting contained in Accounting Principles Bulletin No. 25, or APB No. 25, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company expects to apply the “modified prospective” method and the “graded-vesting attribution” method and will begin expensing amounts related to employee stock options and stock issued under its employee stock purchase plan utilizing a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees effective January 1, 2006. The adoption of SFAS 123R will have a material impact on the Company’s results of operations but will not impact the Company’s financial position. Assuming levels of equity awards similar to 2004 and 2005 in 2006, the estimated stock-based compensation expense for 2006 will range from approximately $4.0 to $5.0 million. However, the calculation of compensation cost for share-based payment transactions may be significantly different because of the uncertainty of additional equity awards which may be granted, the unpredictability of the fair value of stock options granted and the estimated expected forfeiture rates.

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

3. Stock compensation expense

The Company accounts for employee stock compensation arrangements in accordance with the provisions of APB No. 25 “Accounting for Stock Issued to Employees,” as interpreted by Financial Accounting Standards Board Interpretation No. 44 (FIN 44) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting

Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Under APB No. 25 and related interpretations, compensation expense is based on the difference, if any, of the fair value of the Company’s stock and the exercise price of the option as of the date of grant. These differences are deferred and amortized in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” (FIN No. 28) on an accelerated basis over the vesting period of the individual options.

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” and related interpretations.

The following table illustrates the effect on net loss attributable to common stockholders and loss per share attributable to common stockholders under SFAS No. 123 if applied to all outstanding and unvested awards under the Company’s 1998 Stock Option Plan and shares issued under the Company’s Employee Stock Purchase Plan in each period:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders as reported	$(6,171)	$(16,597)	$(22,084)	$(61,427)
Add: stock-based compensation for employees under APB No. 25 included in reported net loss	—	64	—	704
Deduct: total stock-based compensation expense for employees determined under the fair value method	(802)	(719)	(3,224)	(3,969)

Pro forma net loss attributable to common stockholders	$(6,973)	$(17,252)	$(25,308)	$(64,692)

Basic and diluted net loss per share
As reported	$(0.15)	$(0.40)	$(0.52)	$(1.56)

Pro forma	$(0.16)	$(0.42)	$(0.60)	$(1.64)

4. Net loss per share attributable to common stockholders

Basic and diluted net loss per share attributable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of unvested shares of common stock issued that are subject to repurchase. The Company has excluded all convertible preferred stock, warrants and options to purchase common stock, and restricted shares of common stock subject to repurchase from the calculation of diluted net loss per share attributable to common stockholders, as such securities are antidilutive for all periods presented.

The following table presents antidilutive securities that are not included in the calculation of basic and diluted net loss per share attributable to common stockholders. The amounts shown reflect the weighted-average number of shares outstanding during the period:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Convertible preferred stock	15,000	15,459	15,000	16,084
Warrants to purchase common stock	2,050	2,050	2,050	2,050
Options to purchase common stock	4,750	5,238	5,015	5,149
Restricted shares of common stock subject to repurchase	—	5	—	30

Total	21,800	22,752	22,065	23,313

5. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available for sale investments are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(6,171)	$(9,368)	$(22,084)	$(24,869)
Unrealized (loss)/ gain on securities available for sale	(52)	596	(135)	(46)
Reclassification adjustment for losses (gains) included in net loss	—	—	1	(10)

Comprehensive loss	$(6,223)	$(8,772)	$(22,218)	$(24,925)

6. Investments

Investments are classified as available-for-sale and consist of the following:

	Fair Value September 30, 2005	Fair Value December 31, 2004
Adjustable mortgage-backed securities	$42,904	$61,211
U.S. corporate obligations	27,342	21,008
U.S. government and agencies	6,235	14,542
Taxable municipal bonds	—	469

Total	$76,481	$97,230

Reported as:
Short-term investments	$30,527	$27,492
Long-term investments	45,354	68,761
Restricted investments	600	977

Total	$76,481	$97,230

The estimated fair value of investments, by contractual maturity, consists of the following:

	Fair Value September 30, 2005	Fair Value December 31, 2004
Due in one year or less	$30,659	$27,996
Due in one year through two years	2,918	8,023
Adjustable mortgage-backed securities	42,904	61,211

Total	$76,481	$97,230

To date, the Company has determined that unrealized losses are temporary as the duration of the decline in the value of the investments has been short, the extent of the decline, in both dollars and percentage of cost is not significant, and the Company has the ability and intent to hold the investments until it recovers at least substantially all of the cost of the investment.

At September 30, 2005 the aggregate fair value of investments with unrealized losses was as follows:

	Fair Value	Gross unrealized losses
Adjustable mortgage-backed securities	$28,196	$155
U.S. corporate obligations	27,342	133
U.S. government and agencies	5,184	25

Total	$60,722	$313

7. Property and equipment

Property and equipment consists of the following:

	September 30, 2005	December 31, 2004
Leasehold improvements	$7,488	$7,466
Laboratory equipment	5,454	4,729
Computers and office equipment	1,309	1,127
Furniture and fixtures	1,207	1,168

Subtotal	15,458	14,490
Less accumulated depreciation and amortization	(6,543)	(5,027)

Total	$8,915	$9,463

The Company has pledged a majority of its property and equipment as collateral for certain obligations under its office and laboratory lease agreement.

8. Restricted Investments

As of September 30, 2005, the Company had restricted investments totaling $600,000, which collateralize certain obligations under the Company’s office and laboratory lease agreement. These investment securities are restricted as to withdrawal and are managed by a third party. The lease terms provide for changes in the amounts pledged based upon the Company’s market capitalization, stockholders’ equity or cash and investments balance. Commencing in June 2006, the Company can reduce its restricted investments to approximately $478,000. In the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company may be obligated to increase the level of the Company’s restricted investment balance to approximately $3.4 million. As of September 30, 2005, the Company was in compliance with these thresholds.

9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2005	December 31, 2004
Trade accounts payable	$1,436	$1,170
Compensation and benefits	1,371	830
Clinical trial costs	893	756
Contract manufacturing	855	1,843
Franchise and local taxes	226	216

Total	$4,781	$4,815

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, might, will, should, expect, plan, anticipate, project, believe, estimate, predict, potential, intend or continue, the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance, however the absence of these words does not mean that the statement is not forward-looking. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Important Factors That May Affect Our Business, Results of Operations and Stock Price” set forth at the end of this Item 2 and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We focus on the development of monoclonal antibody-based products for the treatment of cancer and immunologic diseases. We currently have two product candidates in clinical trials, SGN-30 and SGN-40 and four lead preclinical product candidates, SGN-33, SGN-35, SGN-70 and SGN-75. Our pipeline of product candidates is based primarily upon two technologies: genetically engineered monoclonal antibodies and antibody-drug conjugates (ADCs). These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as increase the potency of monoclonal antibodies by enhancing their cell-killing ability.

Our business strategy is to develop a broad portfolio of product candidates and to license our antibody-based technologies to leading biotechnology and pharmaceutical companies to further expand our product opportunities. We have licensed our ADC technology to Bayer Pharmaceuticals, CuraGen, Genentech, MedImmune, Protein Design Labs, PSMA Development Company and UCB Celltech. We also have active discovery programs to identify novel antigens and new monoclonal antibodies. To date, we have generated revenues principally from our collaboration and license agreements. These revenues include upfront technology access fees, milestone payments and reimbursement for support and materials supplied to our collaborators. For the nine months ended September 30, 2005, revenues increased to $7.4 million compared to $5.0 million for the same period in 2004. As of September 30, 2005, we had approximately $86.8 million in cash, cash equivalents, short-term and long-term investments and total stockholders’ equity of $83.0 million.

We do not currently have any commercial products for sale. All of our product candidates are in early stages of development and significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of September 30, 2005, we had an accumulated deficit of approximately $136.2 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our product candidates, invest in research, and move forward towards commercialization of our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds and resources. Our operating expenses will likely increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards commercialization. Because a substantial portion of our revenues for the foreseeable future will depend on entering into new collaboration and license agreements and achieving development and clinical milestones under existing collaboration and license agreements, our results of operations may vary substantially from year to year and quarter to quarter. We believe that period to period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

Results of Operations

Three months and nine months ended September 30, 2005 and September 30, 2004

Revenues.

	Three months ended September 30,			Nine months ended September 30,
Revenues	2005	2004	% change	2005	2004	% change
Earned portion of technology access fees and milestone payments	$2,121	$856	148%	$5,716	$2,209	159%
Funded research and material supply fees	511	635	(20%)	1,722	2,796	(38%)

Total collaborations and license agreements	$2,632	$1,491	77%	$7,438	$5,005	49%

Total revenues increased 77% to $2.6 million in the third quarter and increased 49% to $7.4 million in the first nine months of 2005 from the comparable periods in 2004. Increases in 2005 revenues primarily reflect increases in the earned portion of technology access fees and milestone payments which increased 148% to $2.1 million in the third quarter and increased 159% to $5.7 million in the first nine months of 2005 from the comparable periods in 2004. These revenues represent earned portions of upfront technology access fees or milestone payments received during the course of our ADC collaborations with Bayer, CuraGen, Genentech, MedImmune, Protein Design Labs, PSMA Development Company and UCB Celltech and our antibody-directed enzyme-prodrug therapy (ADEPT) collaboration with Genencor. The upfront technology access fees are deferred and recognized ratably over each collaborative research period. Payments for milestones are recognized when the milestone is achieved. During the third quarter of 2005, the earned portion of technology access fees and milestone payments included the first full quarter of revenues recognized under our new ADC collaborations with MedImmune and PSMA Development Company and reflects milestone payments that were achieved by us and paid by Genentech for services we provided to support Genentech’s process development and manufacturing of ADCs using our technology.

Funded research and material supply fees decreased 20% to $511,000 in the third quarter of 2005 and decreased 38% to $1.7 million in the first nine months of 2005 from the comparable periods in 2004. The decreases in the third quarter and the first nine months of 2005 were due to an overall decrease in the level of activities performed for our partners in 2005 compared to the same periods in 2004.

We expect that future revenues will vary from quarter to quarter and from year to year depending on the level of revenues earned and milestone payments received for ongoing ADC collaborations and our ability to enter into additional collaboration agreements and obtain additional government grants.

Research and development expenses.

	Three months ended September 30,			Nine months ended September 30,
Research and Development	2005	2004	% change	2005	2004	% change
Research	$2,991	$2,551	17%	$9,102	$8,057	13%
Development and contract manufacturing	3,655	5,300	(31%)	12,301	13,625	(10%)
Clinical	1,160	1,727	(33%)	4,733	4,327	9%
Stock compensation expense	—	33	(100%)	10	132	(92%)

Total	$7,806	$9,611	(19%)	$26,146	$26,141	0%

Research and development expenses decreased 19% to $7.8 million in the third quarter of 2005 compared to the same period in 2004, but remained relatively consistent at approximately $26.1 million in the first nine months of 2004 and 2005. Certain expense reclassifications have been made in prior period’s research and development expense categories to conform to classifications used in the current year.

Research expenses in the third quarter of 2005 increased primarily due to higher personnel expenses associated with increased staffing levels, in-license expenses and depreciation related to new lab equipment purchases. In the first nine months of 2005, research expenses increased due to higher personnel expenses, related general lab supplies and costs related to our expanded laboratory and office facility. Offsetting these increases were lower licensing agreement expenses in 2005 due to a SGN-40 phase I clinical trial milestone payment made during the first quarter of 2004.

Development and contract manufacturing expenses in the third quarter of 2005 decreased by approximately $1.6 million compared to the same period in 2004 due primarily to lower costs related to the manufacturing of clinical grade materials.

This decrease reflects a reduced cost of manufacturing SGN-30 of approximately $2.7 million, offset by an increase of approximately $1.1 million related to the manufacturing of SGN-40. During the first nine months of 2005, development and contract manufacturing expenses were approximately $1.3 million less than the comparable period in 2004. This decrease was caused primarily by a reduced cost of manufacturing SGN-30 of approximately $6.9 million, which was partially offset by an increase of approximately $3.5 million related to the manufacturing of SGN-40. Offsetting these decreases were higher costs related to personnel expenses and costs related to our expanded laboratory and office facility, and quality control and assurance activities, including storage and shipment services of our drug product candidates.

Clinical expenses in the third quarter of 2005 decreased primarily due to lower third party costs caused by the discontinuation of our SGN-15 program announced in July 2005. In the first nine months of 2005, clinical expenses increased compared to the first nine months of 2004 due primarily to higher personnel expenses.

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

	Three months ended September 30,		Nine months ended September 30,		Five years ended September 30, 2005
Product Candidates	2005	2004	2005	2004
SGN-40	$1,289	$103	$3,944	$385	$4,535
SGN-35	450	704	2,047	1,463	6,116
SGN-30	424	3,282	1,365	8,580	22,562
SGN-70 and SGN-75	135	—	297	—	320
SGN-33	44	—	52	—	52

Total third party costs	2,342	4,089	7,705	10,428	33,585
Unallocated costs and overhead	5,464	5,489	18,431	15,581	87,265
Stock compensation expense	—	33	10	132	3,944

Total research and development	$7,806	$9,611	$26,146	$26,141	$124,794

Our third party manufacturing costs for SGN-40 in the third quarter and first nine months of 2005 included payments made to Abbott Laboratories to perform scale-up and current Good Manufacturing Practices (GMP) manufacturing of SGN-40 to support clinical trials. We expect the third party costs associated with SGN-40 to increase as we continue to enroll patients and to expand our SGN-40 phase I clinical trials and as we continue contract manufacturing for later-stage clinical and commercial supplies. SGN-35 third party costs in the third quarter and the first nine months of 2005 are attributable to contract manufacturing in anticipation of clinical trials. We expect third party costs for SGN-35 to increase as we contract for additional clinical grade manufacturing and initiate clinical trials. SGN-30 third party costs in the third quarter and first nine months of 2005 are attributable to increased patient enrollments in our phase II clinical trials in the United States and Europe. The higher third party costs of SGN-30 in the third quarter and first nine months of 2004 were attributable to the costs of manufacturing SGN-30 for use in clinical trials. We expect third party costs for SGN-30 to increase from the amounts incurred in the third quarter and first nine months of 2005 as we continue to enroll patients in our phase II clinical trials. In July 2005, we announced our discontinuance of the development of SGN-15 to focus on advancing our other pipeline programs and second-generation ADC technology. Although we are not accruing new patients to our SGN-15 phase II clinical trials, we anticipate some nominal costs in the last three months of 2005 due to committed payments for currently enrolled patients. We do not anticipate incurring additional costs to terminate existing contracts associated with SGN-15 before the end of their respective terms and will recognize any remaining SGN-15 clinical trial costs in the periods the services are provided.

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

•	The number of patients who participate in the trials;

•	The length of time required to enroll trial participants;

•	The number of sites included in the trials;

•	The costs of producing supplies of the product candidates needed for clinical trials and regulatory submissions;

•	The efficacy and safety profile of the product candidate;

•	The use of clinical research organizations to assist with the management of the trials; and

•	The costs and timing of, and the ability to secure, regulatory approvals.

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

General and administrative expenses.

	Three months ended September 30,			Nine months ended September 30,
General and administrative	2005	2004	% change	2005	2004	% change
General and administrative	$1,664	$1,692	(2%)	$5,366	$4,689	14%
Stock compensation expense	—	70	(100%)	—	657	(100%)

Total general and administrative expense	$1,664	$1,762	(6%)	$5,366	$5,346	0%

Total general and administrative expenses decreased by 6% for the third quarter of 2005 to $1.7 million compared to the same period in 2004, but remained relatively constant at approximately $5.4 million for the nine months ended September 30, 2004 and 2005. Certain expense reclassifications have been made in prior periods’ general and administrative expense categories to conform to classifications used in the current year. General and administrative expenses, excluding stock compensation expense, increased 14% in the first nine months of 2005 primarily due to additional administrative personnel, professional service fees and recruiting fees. Stock compensation expense included in general and administrative expense is primarily attributable to scheduled accelerated amortization of deferred stock compensation in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of stock option grants issued prior to March 6, 2001 and to accelerated vesting of stock options for employee severance pay. We anticipate that general and administrative expenses will increase as our costs related to adding personnel in support of our operations increase.

Investment income, net.

Investment income increased 30% to $667,000 in the third quarter and 23% to $2.0 million in the first nine months of 2005 from the comparable periods in 2004 due primarily to increasing average interest yields.

Non-cash accretion of preferred stock deemed dividend.

We recorded a non-cash accretion of preferred stock deemed dividend of $7.2 million in the third quarter of 2004 and $36.6 million in the first nine months of 2004. As a result of the July 2003 issuance of Series A convertible preferred stock, we recorded an aggregate non-cash charge of $36.8 million representing accretion of preferred stock deemed dividend. This amount represented the embedded net beneficial conversion based on the difference between the conversion price of the preferred stock and the market value of the common stock at the time of issuance of the preferred stock. This accretion of preferred stock deemed dividend was reflected as an additional charge in determining net loss attributable to common stockholders over the one year period following issuance of the preferred stock. The non-cash accretion of the preferred stock deemed dividend did not have an effect on net loss or cash flows for the applicable reporting periods or have an impact on total stockholders’ equity as of the applicable reporting dates.

Liquidity and Capital Resources.

Liquidity and Capital Resources ($ in thousands)	September 30, 2005	December 31, 2004
Cash, cash equivalents and investments (excluding restricted investments)	$86,786	$105,898
Working capital	$32,499	$30,233

We have financed our operations primarily through the issuance of equity securities and funding from our collaboration and license agreements. For the nine months ended September 30, 2005, we received approximately $8.5 million in cash through fees and milestone payments under our collaboration and license agreements. To a lesser degree, we have also financed our operations through interest earned on cash and cash equivalents. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

Our combined cash and cash equivalents decreased to $86.8 million at September 30, 2005, compared to $105.9 million at December 31, 2004 and our net working capital increased to $32.5 million at September 30, 2005, compared to $30.2 million at December 31, 2004. Our cash, cash equivalents, short-term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, adjustable mortgage-backed securities, commercial paper and money market accounts. We maintain our working capital through scheduled maturities of our investment securities.

We expect to use approximately $30.0 million of our cash, cash equivalents and investments to fund our 2005 business activities. At our current spending rate, we believe our remaining financial resources in addition to the expected fees and milestone payments earned under new and existing collaboration and license agreements will be sufficient to fund our operations into 2008. However, changes in our spending rate may occur that would consume available capital resources sooner, such as, increased manufacturing and clinical trial expenses preceding commercialization of a product candidate. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, or public or private equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs, which may adversely affect our business and operations.

Net cash used in operating activities was $18.3 million for the nine months ended September 30, 2005 as compared to $16.8 million for the same period in 2004. Our stockholders’ equity decreased to $82.7 million at September 30, 2005, compared to $103.8 million at December 31, 2004 and reflects our net loss of $22.1 million for the year-to-date. This loss was partially offset by the receipt of approximately $1.1 million in cash received from stock option exercises and from common stock issued pursuant to our employee stock purchase plan.

Capital expenditures during the first nine months of 2005 were $1.2 million, which consisted primarily of lab equipment and computers and related information systems in support of our research and development activities and in support of employee growth. We expect that our remaining capital expenditures in 2005 will be lower than 2004 when we completed our lab and office expansion to our existing headquarters and operations facility.

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

	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Operating leases	$12,570	$537	$2,152	$2,175	$2,208	$2,245	$3,253
Manufacturing, license and collaboration agreements	2,791	1,701	190	295	300	305	—

Total	$15,361	$2,238	$2,342	$2,470	$2,508	$2,550	$3,253

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with approximately $600,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. Commencing in June 2006, we expect that our restricted investments will be reduced to approximately $478,000. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we may be obligated to increase our restricted investment balance. At September 30, 2005, we were in compliance with these thresholds.

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

Revenue Recognition. Revenues from the sale of products and services are recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fees are fixed or determinable and collectibility is reasonably assured. Revenues from multiple element arrangements involving upfront payments, license fees and milestone payments received for the delivery of rights or services representing the culmination of a separate earnings process are recognized when due and the amounts are considered collectible. Revenues from upfront payments, license fees and milestone payments received in connection with other rights or services which represent continuing obligations of ours are deferred until all of the elements have been delivered or we have verifiable and objective evidence of the fair value of the undelivered elements. Upfront payments and license fees are recognized ratably over the collaboration research period. Revenues from royalties based on third-party sales of licensed technologies are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Payments for the achievement of substantive milestones are recognized when the milestone is achieved and payments for milestones which are not substantive are recognized ratably over the research period. We perform certain research and development activities on behalf of collaborative partners. We generally bill at contractual rates and recognize revenue as the activities are performed, but bill the collaborator monthly, quarterly or upon the completion of the effort, based on the terms of each agreement. Amounts earned, but not billed to the collaborator, if any, are included in accounts receivable in the accompanying balance sheets.

Investments. Our investments are diversified among high-credit quality debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included as a component of stockholders’ equity. Realized gains and losses and declines in value of investments judged to be other than temporary are included in other income (expense). To date, we have determined that unrealized losses are temporary as the duration of the decline in the value of the investments has been short, the extent of the decline, in both dollars and percentage of cost is not significant, and we have the ability and intent to hold the investments until we recover at least substantially all of the cost of the investment. The fair value of our investments is subject to volatility. To date, the carrying values of our investments have not been written down due to declines in value because such declines are judged to be other than temporary. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results.

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

In accruing service fees, we estimate the time period over which services will be provided and the level of effort in each period. If the actual timing of the provision of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. In the event that we do not identify costs that have been incurred or we under-or-overestimate the level of services performed or the costs of such services, our actual expenses could differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. We make judgments based upon the facts and circumstances known to us at the time and in accordance with generally accepted accounting principles.

Research and Development. We expense research and development costs as incurred. Research and development expenses consist of direct and overhead expenses for drug discovery and research, preclinical studies and for costs associated with clinical trial activities and are expensed as incurred. Costs, including milestones and maintenance fees, to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred. Reimbursements for shared expenses received from collaborative partners are recorded as reductions of research and development expenses. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognize this cost, based on a variety of factors, beginning with the preparation for the clinical trial. This estimated cost includes payments to our contract research organizations for trial site and patient-related costs, including laboratory costs related to the conduct of the trial, and other costs.

Stock Compensation. We grant stock options to employees for a fixed number of shares with an exercise price equal to the fair value of our common stock on the date of grant. We recognize no compensation expense on these employee stock option grants. For stock options granted to members of our Scientific Advisory Board, we recognize as expense the estimated fair value of such options as calculated by the Black-Scholes option pricing model, which is re-measured during the service period. Fair value is determined using the Black-Scholes option pricing model and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. Changes in the fair value of our common stock during the service period will cause fluctuations in recognized compensation expense for variable options. Please refer to additional discussion on SFAS No. 123 (revised 2004) “Shares-Based Payment,” or SFAS 123R, contained under Recent Accounting Pronouncements below.

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

The adoption of SFAS 123R will have a material impact on our results of operations. Assuming levels of equity awards similar to 2004 and 2005 in 2006 and using a weighted-average fair value of $4.00 per share, the estimated stock-based compensation expense for 2006 will range from approximately $4.0 to $5.0 million. However, the calculation of compensation cost for share-based payment transactions may be significantly different because of the uncertainty of additional equity awards which may be granted, the unpredictability of the fair value of stock options granted and the estimated expected forfeiture rates.

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

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities. We will need to seek additional funding through public or private financings, including equity financings, and through other means, including collaborations and license agreements. However, changes in our business may occur that would consume available capital resources sooner than we expect. If adequate funds are not available to us, we will be required to delay, reduce the scope of or eliminate one or more of our development programs. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. Our future capital requirements will depend upon a number of factors, including:

•	the size, complexity and timing of our clinical programs;

•	our receipt of milestone-based payments or other revenue from our collaborations or license arrangements;

•	the ability to manufacture sufficient drug supply to complete clinical trials;

•	progress with clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs associated with acquisitions or licenses of additional products, including licenses we may need to commercialize our products;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the timing and cost of milestone payment obligations as our product candidates progress towards commercialization;

•	competing technological and market developments; and

•	preparation for product commercialization.

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

Before we can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we are required to complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy. Each of these trials requires the investment of substantial expense and time. We are currently conducting phase II clinical trials of our most advanced product candidate and phase I clinical trials of two additional product candidates. We expect to commence additional trials of these and other product candidates in the future. There are numerous factors that could delay each of these clinical trials or prevent us from completing these trials successfully.

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

Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. We still only have limited efficacy data from our phase I and phase II clinical trials of SGN-30 and our phase I clinical trials of SGN-40. Phase I and phase II clinical trials are not primarily designed to test the efficacy of a drug candidate but rather to test safety, to study pharmacokinetics and pharmacodynamics and to understand the drug candidate’s side effects at various doses and dosing schedules. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. We believe that any clinical trial designed to test the efficacy of SGN-30 or SGN-40 whether phase II or phase III, will likely involve a large number of patients to achieve statistical significance and will be expensive. We may conduct lengthy and expensive clinical trials of SGN-30 and SGN-40, only to learn that the drug candidate is not an effective treatment. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause it to be redone or terminated. For example, although we generated data showing an encouraging trend in our phase II clinical trials of SGN-15, we decided to discontinue development of SGN-15 to prioritize our other programs. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be redone or terminated. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority may also vary significantly based on the type, complexity and novelty of the product involved, as well as other factors.

Our clinical trials may take longer to complete than we project or they may not be completed at all.

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. We depend on medical institutions and clinical research organizations to conduct our clinical trials and to the extent they fail to enroll patients for our clinical trials or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we may conduct clinical trials in foreign countries in the future which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign clinical research organizations, as well as expose us to risks associated with foreign currency transactions insofar as we might desire to use U.S. dollars to make contract payments denominated in the foreign currency where the trial is being conducted.

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

We do not currently have the ability to manufacture ourselves the drug products that we need to conduct our clinical trials and rely upon a limited number of manufacturers to supply our drug products. For SGN-30, we contracted with ICOS to manufacture preclinical and early-stage clinical supplies and with Abbott Laboratories for late-stage clinical and commercial supplies. For SGN-40, Genentech manufactured substantial quantities of clinical grade material that have been transferred to us, and we have contracted with Abbott Laboratories for late-stage clinical and commercial supplies. For SGN-33, we received clinical-grade material from Protein Design Labs to support currently planned phase I/II trials and plan to enter into contract manufacturing arrangements to supplement these supplies as necessary. For SGN-35, we are utilizing antibody manufactured by Abbott, have contracted with Albany Molecular Research for cGMP manufacturing of our proprietary drug-linker system and are working with a contract manufacturing organization for conjugation. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of our product candidates.

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

We have incurred net losses in each of our years of operation and, as of September 30, 2005, we had an accumulated deficit of approximately $136.2 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements and from government grants. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict. We have never been profitable and may never achieve profitability and if we do achieve profitability, it may not be sustainable.

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

If we are unable to enforce our intellectual property rights, we may not be able to commercialize our product candidates. Similarly, if we fail to sustain and further build our intellectual property rights, competitors may be able to develop competing therapies.

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

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. During the third quarter of 2005, our stock price fluctuated between $4.86 and $6.52 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 41.7 percent of our voting power as of November 4, 2005. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

In addition to the 1,500,000 shares of Series A convertible preferred stock that are currently outstanding, as of November 4, 2005, our Board of Directors has the authority to issue up to an additional 3,360,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Seattle Genetics without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Seattle Genetics, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state anti-takeover laws in Delaware and Washington related to corporate takeovers may prevent or delay a change of control of Seattle Genetics.

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

(a) Evaluation of disclosure controls and procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed the Company’s disclosure controls and procedures prior to the filing of this quarterly report. Based on that review, they have concluded that, as of the end of the period covered by this quarterly report, these disclosure controls and procedures were, in design and operation, effective to assure that the required information has been properly recorded, processed, summarized and reported to those responsible in order that it may be included in this quarterly report.

(b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SEATTLE GENETICS, INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Chief Financial Officer

Date: November 8, 2005

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