Form 10-K
period 2005-12-31
SEATTLE GENETICS INC /WA
filed 2006-03-08
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $137 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 42,435,520 shares of the registrant’s Common Stock issued and outstanding as of March 3, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2006.

SEATTLE GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

Item 1. Business.

Overview

Seattle Genetics is a biotechnology company focused on the development of monoclonal antibody-based therapies for the treatment of cancer and immunologic diseases. We currently have three product candidates, SGN-30, SGN-40 and SGN-33, in six ongoing clinical trials, and three lead preclinical product candidates, SGN-35, SGN-70 and SGN-75. Our pipeline of product candidates is based upon two technologies: genetically engineered monoclonal antibodies and monoclonal antibody-drug conjugates (ADCs). These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as to increase the potency of monoclonal antibodies by linking them to a cell-killing payload. We have licensed our ADC technology to seven collaborators: Genentech, UCB Celltech, PDL BioPharma, CuraGen, Bayer Pharmaceuticals, MedImmune and PSMA Development Company (a joint venture between Progenics and Cytogen). We also have internal research and in-licensing programs for novel antigens and new monoclonal antibodies.

Monoclonal Antibodies for Cancer Therapy

Antibodies are proteins released by the immune system’s B-cells, a type of white blood cell, in response to the presence of a foreign entity in the body, such as a virus or bacteria, or in some cases to an abnormal immunologic response. B-cells produce millions of different kinds of antibodies, which have slightly different shapes that enable them to bind to and inactivate specific molecular targets. Antibodies that have identical molecular structure and bind to a specific target are called monoclonal antibodies. The inherent selectivity of monoclonal antibodies makes them ideally suited for targeting specific cells, such as cancer cells, while bypassing most normal tissue.

There are a growing number of antibody-based products that have been approved for the treatment of cancer. These include five genetically engineered monoclonal antibodies (Rituxan®, Herceptin®, Campath®, Avastin® and Erbitux®), two radionuclide-conjugated monoclonal antibodies (Zevalin® and Bexxar®) and an antibody-drug conjugate (Mylotarg®). Together, these eight products generated sales of more than $4 billion in 2005. Additionally, there are many monoclonal antibodies in preclinical and clinical development that are likely to increase the number of monoclonal antibody-based commercial products in the future.

Cancer is the leading cause of death for people in the United States under the age of 85, resulting in over 560,000 deaths annually. The American Cancer Society estimates that 1.4 million new cases of cancer will be diagnosed in the United States during 2006. The World Health Organization estimates that more than 11 million people worldwide are diagnosed with cancer each year, a rate that is expected to increase to an estimated 16 million people annually by the year 2020. Cancer causes seven million deaths worldwide each year and, according to the National Cancer Institute, approximately 35 percent of people with cancer will die within five years from being diagnosed.

Our Monoclonal Antibody Technologies

Our pipeline of monoclonal antibody-based product candidates are designed utilizing two approaches to maximize antitumor activity and reduce toxicity. The first technology uses genetic engineering to produce monoclonal antibodies that have intrinsic antitumor activity with lowered risk of adverse events or immunologic response. The second technology involves attaching a highly potent cytotoxic drug to an antibody, which delivers and releases the drug inside the tumor cell. The resulting hybrid molecule is called an antibody-drug candidate (ADC). We also evaluate the use of our monoclonal antibodies in combination with conventional chemotherapy, which can result in synergistic antitumor activity.

Genetically Engineered Monoclonal Antibodies

Our antibodies are genetically engineered to reduce non-human protein sequences, thereby lowering the potential for patients to develop a neutralizing immune response and extending the duration of their use in therapy. In general, there are three types of genetically engineered monoclonal antibodies being developed for human therapeutic use: chimeric, humanized and fully-human. A chimeric antibody contains a mixture of mouse and human sequences, usually 30 percent mouse and 70 percent human. Rituxan, the largest selling antibody product for cancer therapy, and Erbitux are both chimeric antibodies. Humanized antibodies contain over 90 percent human protein sequences, while fully-human monoclonal antibodies contain 100 percent human sequences. Herceptin, Campath and Avastin are other examples of humanized antibodies approved by the U.S. Food and Drug Administration (FDA) for the treatment of cancer. Our product development pipeline includes both chimeric and humanized monoclonal antibodies. We have substantial expertise in humanizing antibodies and have non-exclusive licenses to PDL BioPharma’s antibody humanization patents.

Some monoclonal antibodies kill cancer cells without being conjugated to a toxin either by directly sending a cell-killing signal or by activating an immune response that leads to cell death. These antibodies can be effective in tumor regression and have the advantage of low systemic toxicity. For example, antibodies targeted to antigens such as CD20 (Rituxan), HER2 (Herceptin), CD52 (Campath), VEGF (Avastin) and EGFR (Erbitux) can kill tumor cells in this manner. SGN-30, SGN-40 and SGN-33 also fall into this category of genetically engineered antibodies that have intrinsic antitumor activity without conjugation to a toxin.

Antibody-Drug Conjugates (ADCs)

ADCs are monoclonal antibodies that are linked to potent cell-killing drugs. Our ADCs utilize monoclonal antibodies that internalize within target cells upon binding to their cell-surface receptors. The environment inside the cell causes the cell-killing drug to be released from the monoclonal antibody, allowing it to have the desired effect. A key component of an ADC is the linker that attaches the drug to the monoclonal antibody until internalized within the target cell where exposure to the intracellular environment results in drug release. We have a variety of linker technologies including enzyme-cleavable linkers that are designed to be very stable in blood, thereby minimizing toxicity to normal tissues. We use highly potent cell-killing drugs, such as auristatin derivatives, that are synthetically produced and readily scaleable, in contrast to natural product drugs that are more difficult to produce and link to antibodies. SGN-35 and SGN-75 utilize our proprietary, auristatin-based ADC technology. We hold exclusive or partially-exclusive licenses to several issued patents and have filed multiple patent applications covering our ADC technology. We continue to create and evaluate new linkers and novel classes of potent, cell-killing drugs for use in our ADC program.

Our Strategy

Our goal is to become a leading developer and marketer of monoclonal antibody-based therapies for cancer and immunologic diseases. Key elements of our strategy are to:

•	Advance Our Product Pipeline. Our primary focus is advancing our pipeline of product candidates: SGN-30, SGN-40 and SGN-33, which are in clinical trials, and SGN-35, SGN-70 and SGN-75, which are in preclinical development. To that end, we have built strong internal expertise in our development, regulatory and clinical groups. We also enter into key relationships with scientific advisors, research organizations and contract manufacturers to supplement our internal efforts. For our clinical trials, we have established relationships with leading experts in oncology and hematology and have studies ongoing at over 80 cancer centers in the United States and Europe.

•

Develop Industry-Leading Monoclonal Antibody Technologies.    We have developed industry-leading technologies designed to enhance the potency and efficacy of monoclonal antibodies. Our ADC technology enables us to exploit the therapeutic potential of monoclonal antibodies that have target specificity by enhancing their cell-killing capabilities. We are currently developing several product candidates that employ our ADC technology, including SGN-35, for which we are planning an Investigational New Drug (IND) application in mid-2006, and SGN-75, which is a future clinical candidate. We also have substantial expertise in antibody engineering to enhance antibody binding and activity, reduce immunogenicity and improve drug linkage sites.

•	Selectively License our Technologies. We license our ADC technology to generate near-term revenue and potentially earn future milestones and royalties which partially offset expenditures on our internal research and development activities. Presently, we have collaborations with Genentech, UCB Celltech, PDL BioPharma, CuraGen, Bayer, MedImmune and PSMA Development Company for our ADC technology. Our technology licensing deals have generated approximately $50 million for the company since 2001 through a combination of upfront and research support fees, milestones and equity purchases. These deals also expand our knowledge base and supplement our internal ADC research and development activities by broadening the use of our ADC technology across multiple targets and antibodies under development by our collaborators.

•	Identify and Develop Novel Monoclonal Antibodies. We have focused on the research and development of monoclonal antibodies since our inception. We utilize both internal research efforts and in-licensing to identify targets that can be used to generate new monoclonal antibodies, including our ongoing collaboration with Celera Genomics. We believe these programs will enable us to continue to expand our pipeline of therapeutic candidates. In addition, we believe we have created valuable intellectual property by successfully identifying and filing patent applications for multiple novel monoclonal antibodies with potential therapeutic uses.

•	Acquire or In-license Attractive Product Candidates and Technologies. In addition to our internal research and development initiatives, we have ongoing efforts to identify products and technologies to in-license from academic groups and other biotechnology and pharmaceutical companies. We have entered into such license agreements with Bristol-Myers Squibb, Genentech, PDL BioPharma, ICOS Corporation, University of Miami, Arizona State University, Mabtech AB and CLB Research and Development, among others. We plan to continue supplementing our internal research programs through strategic in-licensing transactions.

•	Establish Strategic Collaborations to Advance our Product Pipeline. We may enter into strategic collaborations at various stages in our research and development process to accelerate the commercialization of our product candidates. Collaborations can also supplement our own internal expertise in key areas such as clinical and manufacturing, as well as provide us with access to our collaborators’ marketing, sales and distribution capabilities. When establishing strategic collaborations, we endeavor to retain significant product rights.

Development Programs

The following table summarizes the status of our internal product pipeline:

Product Candidate	Technology	Disease/ Indication	Development Stage
SGN-30	Genetically engineered monoclonal antibody	Systemic anaplastic large cell lymphoma (ALCL)	Phase II

		Cutaneous ALCL	Phase II

		Hodgkin’s disease	Phase II

SGN-40	Genetically engineered monoclonal antibody	Multiple myeloma	Phase I

		Non-Hodgkin’s lymphoma	Phase I

		Chronic lymphocytic leukemia (CLL)	Phase I/II

		Hodgkin’s disease; Waldenström’s macroglobulinemia; bladder and renal cancer	Preclinical

SGN-33	Genetically engineered monoclonal antibody	Acute myeloid leukemia (AML)	Phase I

		Myelodysplastic syndromes (MDS)	Phase I

SGN-35	ADC	Hematologic malignancies	Investigational New Drug (IND) application planned for mid-2006

SGN-70	Genetically engineered monoclonal antibody	Hematologic malignancies; renal cancer; immunologic diseases	IND planned in 2007

SGN-75	ADC	Renal cancer; hematologic malignancies; immunologic diseases	Future clinical candidate

SGN-30

We have evaluated SGN-30 in phase I and phase II clinical trials for the treatment of three types of lymphoma: systemic ALCL, cutaneous ALCL and Hodgkin’s disease. SGN-30 is a monoclonal antibody targeting the CD30 antigen, which is expressed on hematologic malignancies including Hodgkin’s disease and several types of T-cell non-Hodgkin’s lymphomas. CD30 is an attractive target for cancer therapy because it has minimal expression on normal tissues. We have received orphan drug designation from the FDA for SGN-30 in both Hodgkin’s disease and T-cell lymphomas.

Market Opportunity

Lymphoma is the most common type of hematologic malignancy. Of the nearly 500,000 people in the United States with lymphoma, approximately 128,000 have Hodgkin’s disease. According to the American Cancer Society, approximately 7,800 cases of Hodgkin’s disease will be diagnosed in the United States during 2006, and an estimated 1,490 people will die of the disease. The prevalence of ALCL in the United States is not known, but worldwide ALCL accounts for approximately five percent of all non-Hodgkin’s lymphoma. Advances made in the use of combined chemotherapy and radiotherapy for malignant lymphomas have resulted in durable remission rates for front-line therapy in early stage lymphomas. However, the therapeutic options for refractory or relapsed patients are limited, and there are significant opportunities for new treatments in these patient populations.

Clinical Results and Status

We have two ongoing phase II clinical trials of SGN-30, one for patients with systemic ALCL and one for patients with cutaneous ALCL. Each of these studies is designed to evaluate the antitumor activity, safety and immunogenicity of SGN-30 in up to 40 patients at multiple sites in the United States and Europe. In both studies, SGN-30 has demonstrated multiple objective responses at well-tolerated doses. SGN-30-related adverse events have been mild and consistent with antibody administration.

We reported preliminary data from our phase II systemic ALCL study at the American Society of Hematology (ASH) annual meeting in December 2005. In the systemic ALCL study, five of the first 20 evaluable patients had objective antitumor responses, including two complete responses and three partial responses. Two patients had stable disease and 13 had progressive disease. Patients received six weekly doses of 6 milligrams per kilogram (mg/kg) of SGN-30. Given the favorable tolerability profile, we have escalated the dose to 12 mg/kg, and patient accrual is ongoing at more than 40 sites in both the United States and Europe. We plan to report final phase II data from our ongoing SGN-30 systemic ALCL study at the ASH annual meeting in December 2006. We also are collaborating with the National Cancer Institute (NCI) in a phase II combination trial of SGN-30 plus a chemotherapy regimen comprised of cyclophosphamide, doxorubicin, vincristine and prednisone (CHOP), which we expect the NCI to initiate in 2006.

In the cutaneous ALCL study, we have reported that five of the first six evaluable patients achieved objective antitumor responses, including one complete response and four partial responses. Patients received SGN-30 at monthly doses of 4 mg/kg for a maximum of six consecutive doses. In the absence of an objective response after two doses, patients are eligible to receive an escalated dose of 12 mg/kg for the remaining infusions. This study was recently amended to include two other related CD30-positive indications: transformed mycosis fungoides and lymphomatoid papulosis (LyP). Accrual to this phase II clinical trial is ongoing at multiple sites in the United States. We plan to present preliminary data from our SGN-30 cutaneous ALCL study at the Society of Investigative Dermatology meeting in May 2006.

In Hodgkin’s disease, we have treated 68 patients with SGN-30 in phase I and phase II clinical trials. In our completed SGN-30 phase II single-agent trial in Hodgkin’s disease, we observed multiple patients with reductions in tumor size, but in general the antibody was not sufficiently active as a single agent in this heavily-pretreated patient population to meet the criteria for objective tumor response. Our strategy for investigating SGN-30 as a treatment for Hodgkin’s is now focused on combinations with chemotherapy. We are collaborating with the NCI in a phase II combination trial of SGN-30 plus three chemotherapy drugs: gemcitabine, vinorelbine and doxorubicin. We expect the NCI to initiate this study in 2006.

While our current development focus is to pursue SGN-30 in oncology indications, we believe that it may have applications in immunologic diseases such as atopic dermatitis, rheumatoid arthritis and multiple sclerosis. In immunologic disease, the body’s immune system malfunctions and attacks its own healthy cells. Many therapies for immunologic disease rely on suppressing the immune system to prevent further damage to normal tissues, but have the unwanted side effect of making the patient more susceptible to infection or cancer. The CD30 antigen is expressed only on activated T-cells but is absent on these cells when in a resting state. Since resting T-cells make up approximately 95 percent of those types of cells circulating in the body, SGN-30 may be able to prevent or reduce a damaging immune response without globally suppressing the patient’s immune system, thus leaving the patient better able to fight off infection.

SGN-40

We are currently conducting three phase I clinical trials of SGN-40 in patients with multiple myeloma, non-Hodgkin’s lymphoma or chronic lymphocytic leukemia (CLL). SGN-40 is a humanized monoclonal antibody that targets the CD40 antigen, which is expressed on many B-cell lineage hematologic malignancies, as well as solid tumors such as bladder, renal and ovarian cancer. We have generated extensive preclinical data demonstrating that SGN-40 has direct antitumor activity in both in vitro and in vivo models of multiple myeloma and non-Hodgkin’s lymphoma via multiple cell-killing mechanisms.

Market Opportunity

Multiple Myeloma.    The American Cancer Society estimates that approximately 16,500 cases of multiple myeloma will be diagnosed in the United States during 2006, and approximately 11,300 people will die from the disease. Therapeutic advances over the past few years, such as the FDA’s approval of Velcade during 2003, have expanded the treatment options for patients with multiple myeloma. However, multiple myeloma remains an incurable disease, and current therapies have limited response duration and significant toxic side effects. Therefore, we believe that targeted therapy using a monoclonal antibody represents a substantial opportunity in this disease either as a single agent or in combination with other treatments.

Non-Hodgkin’s Lymphoma.    Non-Hodgkin’s lymphoma is the most common form of hematologic malignancy. The American Cancer Society estimates approximately 58,800 cases of non-Hodgkin’s lymphoma will be diagnosed in the United States during 2006, the majority of which are of B-cell origin. Approximately 18,800 people will die from the disease. Advances made in the use of combined chemotherapy and radiotherapy and the use of Rituxan have resulted in durable remission rates for front-line therapy in early stage disease. However, the therapeutic options for refractory or relapsed patients are still limited, and there are significant opportunities for new treatments in this patient population.

Chronic Lymphocytic Leukemia.    CLL is one of the most common types of leukemia. According to the American Cancer Society, approximately 10,000 new cases of CLL will be diagnosed and 4,600 patients will die of CLL in the United States during 2006. In recent years, the combination of chemotherapy agents with Rituxan has significantly increased the response rate and duration of remission in CLL patients. However, this therapy is not curative, has significant immunosuppression and often results in relapse within several years. Patients frequently cannot tolerate repeated treatments of these combination therapies, and Rituxan or Campath both have relatively low efficacy as a single agent for relapsed CLL. Therefore, there is significant need for new therapies that are active in this disease.

Clinical Results and Status

We are conducting ongoing phase I clinical trials of SGN-40 in multiple myeloma and non-Hodgkin’s lymphoma, and we recently initiated a phase I/II clinical trial in CLL in November 2005. Each study is an open-label, multi-dose, single-arm trial designed to accrue cohorts of three to six patients at escalating doses of SGN-40. As previously reported, we are treating patients in all three trials under protocols that utilize a dose loading regimen for each patient during the first two weeks to attenuate adverse events seen under the original dose schedule of the multiple myeloma clinical trial. All patients accrued to these studies are heavily pretreated and have relapsed or refractory disease. Patients who experience a clinical benefit are eligible for a second cycle of therapy. The objectives of these trials are to establish safety and pharmacokinetic profiles, evaluate effects on lymphocytes, determine whether patients develop an immune response to SGN-40 and assess antitumor activity of a multi-dose regimen of SGN-40.

We reported preliminary phase I data from our multiple myeloma and non-Hodgkin’s lymphoma studies at the ASH annual meeting in December 2005. In both studies, patients receive multiple doses of SGN-40 over five weeks and are followed for at least six weeks. In the SGN-40 non-Hodgkin’s lymphoma study, we reported data from the first twelve patients, six of whom received a dose of 2 mg/kg/week using the original schedule and six of whom received doses up to 3 mg/kg/week on the amended dosing schedule. Two of six non-Hodgkin’s lymphoma patients treated at 3 mg/kg/week demonstrated partial responses after 36 days on the study. Both patients continued on to a second cycle of therapy. In the multiple myeloma study, we reported data from the first 23 patients, seven of whom were treated under the amended dosing schedule. Three of these patients received doses up to 3 mg/kg/week and four received doses up to 4 mg/kg/week. Overall, two patients achieved stable disease at the conclusion of the first cycle and four patients had reductions in M-protein levels during therapy, although no patients met criteria for objective response. One multiple myeloma patient with stable disease advanced to a second cycle of therapy after clinical improvement.

We plan to report additional data from our phase I study of SGN-40 in non-Hodgkin’s lymphoma at the American Society of Clinical Oncology (ASCO) annual meeting in June 2006, and expect complete data from all three ongoing phase I studies to be available by the ASH annual meeting in December 2006. We are also exploring potential phase I combination studies of SGN-40 with Revlimid in multiple myeloma and with Rituxan in either non-Hodgkin’s lymphoma or Waldenström’s macroglobulinemia. We have preclinical data with both Revlimid and Rituxan that indicate potential synergy with SGN-40. We also believe SGN-40 may have applications in immunologic diseases because of its ability, in both our clinical trials and preclinical studies, to deplete activated B-cells. We are also investigating the use of SGN-40 in CD40-expressing solid tumors such as bladder, renal and non-small cell lung cancer.

SGN-33

We are currently conducting a phase I clinical trial of SGN-33 in patients with acute myeloid leukemia (AML) and myelodysplastic syndromes (MDS). SGN-33 is a humanized monoclonal antibody that targets the CD33 antigen, which is highly expressed on a number of hematologic malignancies, such as AML, MDS and several myeloproliferative disorders. We in-licensed this program from PDL BioPharma in April 2005 and commenced our phase I trial in November 2005.

Market Opportunity

Acute Myeloid Leukemia.    Acute myeloid leukemia is the most common type of acute leukemia in adults. AML results in uncontrolled growth and accumulation of malignant cells, or “blasts”, which fail to function normally and block the production of normal blood cells, leading to a deficiency of red cells (anemia), platelets (thrombocytopenia) and normal white cells (neutropenia) in the blood. According to the American Cancer Society, approximately 11,900 new cases of AML will be diagnosed in the United States during 2006, and 9,000 people will die of the disease. Current therapies for AML include chemotherapy drugs such as cytarabine and daunarubicin or mitoxantrone and an antibody-drug conjugate, Mylotarg. However, these therapies have low cure rates and relatively short remissions, as well as significant side effects. In addition, hematapoietic stem cell transplantation, which offers a higher probability of cure, is not an option for many patients due to the toxicity or absence of an appropriate stem cell donor. As such, there is a significant need for well-tolerated, targeted therapies, especially in the relapsed and refractory setting and for elderly, untreated patients who cannot tolerate chemotherapy or stem cell transplant.

Myelodysplastic Syndromes.    Myelodysplastic syndromes include a heterogeneous group of hematologic myeloid malignancies. MDS occurs when blood cells remain in an immature stage within the bone marrow and never develop into mature cells capable of performing their necessary functions. Eventually, the bone marrow may be filled with immature cells suppressing normal cell development. According to the American Cancer Society, 10,000 to 15,000 new cases of MDS are diagnosed each year in the United States, with this number increasing each year. Mean survival rates range from approximately six months to six years for the different stages of MDS, with approximately 30 percent of MDS cases eventually transforming into AML. MDS patients must often rely on blood transfusions or growth factors to manage symptoms of fatigue, bleeding and frequent infections. The fact that most MDS patients die from complications of the disease prior to developing acute leukemia underscores the critical need for new therapies targeting the cause of the condition and helping to restore normal blood production as well as delay the onset of leukemia.

Status

Our phase I trial is designed to evaluate the safety, pharmacokinetic profile and antitumor activity of escalating doses of SGN-33, and is expected to enroll up to 60 patients at multiple centers in the United States. The patient population will include those individuals with AML and MDS who are not eligible for intensive chemotherapy or stem cell transplantation as well as those who have failed previous therapy. We plan to report preliminary data from the dose-escalation portion of our phase I study at the ASCO annual meeting in June 2006 and at the ASH annual meeting in December 2006.

SGN-35

SGN-35 is an ADC composed of the anti-CD30 monoclonal antibody used in our SGN-30 product candidate attached by our proprietary, enzyme-cleavable linker to a derivative of the highly potent class of cell-killing drugs called auristatins. In preclinical models, SGN-35 has induced complete regressions of tumors at doses as low as 0.5 mg/kg. We are currently completing manufacturing and IND-enabling toxicology studies of SGN-35, and plan to submit an IND for the treatment of CD30-expressing hematologic malignancies such as Hodgkin’s disease in mid-2006.

SGN-70

SGN-70 is a humanized anti-CD70 monoclonal antibody with potent effector function and intrinsic cell-killing ability. The CD70 antigen is expressed on renal cancer, nasopharyngeal carcinoma and certain hematologic malignancies. Since CD70 is expressed on recently activated T- and B-cells, but not while those cells are in a resting, inactive state, SGN-70 may also have applications in immunologic and inflammatory diseases. We have generated preclinical data demonstrating that SGN-70 has potent antitumor activity in models of hematologic malignancies and are initiating manufacturing activities and toxicology studies to support a 2007 IND for this program.

SGN-75

SGN-75 is an ADC comprised of the SGN-70 monoclonal antibody linked to an auristatin derivative using our proprietary ADC technology. SGN-75 is highly effective and well tolerated in preclinical models of human renal cell cancer. In preclinical studies, SGN-75 has been shown to selectively eliminate activated T-cells without affecting resting T-cells. SGN-75 is a future clinical candidate.

SGN-15

SGN-15 is a first-generation ADC that utilizes a hydrazone linker to target the cell-killing drug doxorubicin to tumor tissues expressing the Lewis-Y-related antigen. In a completed, randomized, 60-patient phase II study of SGN-15 plus Taxotere versus Taxotere alone for patients with non-small cell lung cancer (NSCLC) who had failed front-line therapy, we observed an overall survival advantage for patients who received the combination therapy although the data did not demonstrate statistical significance. Following this study, we conducted additional phase II studies testing whether sequencing the administration of SGN-15 three days prior to Taxotere results in greater synergy and drug effect than when the combination is administered simultaneously as was done in the completed phase II NSCLC trial. Although the trends in these data are encouraging, in July 2005 we announced our decision to discontinue internal development of SGN-15 to enable us to focus on our other product candidates and technologies. We are currently pursuing potential partnerships for future advancement of SGN-15.

Research Programs

In addition to our pipeline of product candidates and antibody-based technologies, we have internal research programs directed towards identifying novel antigen targets and monoclonal antibodies, advancing our antibody engineering initiatives and developing new classes of stable linkers and potent, cell-killing drugs.

Novel Antigen Targets and Monoclonal Antibodies.    We are actively engaged in internal efforts to identify and develop antigen targets and monoclonal antibodies with novel specificities and activities. We focus on genes and proteins that are highly expressed in cancer to identify molecules that are located on the surface of cancer cells that may serve as targets for monoclonal antibodies. We then create and screen panels of cancer-reactive monoclonal antibodies in our laboratories to identify those with the highest specificity. We supplement these internal efforts by evaluating opportunities to in-license targets and antibodies from academic groups and other biotechnology and pharmaceutical companies, such as our ongoing collaboration with Celera Genomics. The resulting monoclonal antibodies may represent product candidates on their own or may be utilized as part of our ADC technology.

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

Corporate Collaborations

Part of our business strategy is to establish corporate collaborations with biotechnology and pharmaceutical companies and academic institutions. We license our ADC technology to collaborators to improve the efficacy of their own monoclonal antibodies. These deals benefit us several ways, including generating revenues that partially offset expenditures on our internal research and development programs, expanding our knowledge base regarding ADCs and leveraging the resources of our collaborators to evaluate our ADC technology across multiple targets and antibodies. We also seek collaborations to add to our pipeline and to advance the development and commercialization of our own product candidates. When partnering, we seek to retain significant downstream participation in product sales through either profit-sharing or product royalties paid on annual net sales. Our principal corporate collaborations are listed below.

ADC Collaborations

We have entered into agreements with seven collaborators to allow them to use our proprietary ADC technology with their monoclonal antibodies:

PSMA Development Company.     In June 2005, we entered into an ADC collaboration with PSMA Development Company, which is a joint venture between Progenics and Cytogen. Under the terms of the multi-year agreement, PSMA Development Company paid us a $2.0 million upfront fee for an exclusive license to our technology for the PSMA antigen. PSMA Development Company is paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. PSMA Development Company is responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this collaboration.

MedImmune.    In April 2005, we entered into an ADC collaboration with MedImmune, Inc. Under the terms of the multi-year agreement, MedImmune paid us a $2.0 million upfront fee for an exclusive license to our technology for a single antigen. MedImmune also has an option to take a license to a second antigen by paying an additional fee. MedImmune is paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. MedImmune is responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this collaboration.

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

CuraGen.    In June 2004, we entered into an ADC collaboration with CuraGen Corporation. Under the terms of the multi-year agreement, CuraGen paid us a $2.0 million upfront fee for an exclusive license to our technology for a single antigen. In February 2005, CuraGen paid us an additional fee for an exclusive license to a second antigen. CuraGen is also paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. CuraGen is responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of this collaboration. CuraGen has announced that it is planning an IND for CR011, an ADC for the treatment of metastatic melanoma, in 2006, as well as conducting preclinical development of another ADC, CR014, for ovarian and renal cell cancer.

Genentech.    In April 2002, we entered into an ADC collaboration with Genentech. Upon entering into the multi-year agreement, Genentech paid us a $2.5 upfront fee and purchased $3.5 million of our common stock. We have subsequently expanded this collaboration on several occasions to include additional antigens, including in December 2003 when Genentech paid us a $3.0 million fee and purchased an additional $7.0 million of our common stock and in November 2004 when Genentech paid us a $1.6 million fee. The total payments we have received from Genentech under this collaboration, including upfront fees, equity investments, technology access and research fees, exceed $25 million. Genentech has also agreed to pay progress-dependent milestone payments and royalties on net sales of any resulting products. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration. In March 2005, we achieved a milestone under this collaboration based on Genentech’s continued progress in preclinical development with an ADC utilizing our technology. During 2005 we received fees and milestone payments for assisting Genentech with process development and manufacturing of a HER2-targeted ADC to support potential IND-enabling studies and possible future clinical trials. Genentech is also utilizing our technology to conduct research on ADCs targeting multiple other antigens.

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

PDL BioPharma.    In June 2001, we entered into an ADC collaboration with Eos Biotechnology. This collaboration was assumed by PDL BioPharma (formerly Protein Design Labs) in 2003 upon its acquisition of Eos Biotechnology, and we agreed to expand the collaboration in January 2004. Under the expanded agreement, we agreed to provide additional support to PDL in exchange for PDL paying us increased fees, milestones and royalties on net sales of any ADC products resulting from the collaboration. PDL also granted us a license and options for two additional licenses under their antibody humanization patents. As part of the in-license of our anti-CD33 program from PDL in April 2005, we further amended our ADC collaboration to reduce the royalties payable by PDL to us with respect to ADCs targeting several antigens. PDL is responsible for all costs associated with the development, manufacturing and marketing of any products generated as a result of our ADC collaboration.

Celera Genomics Co-Development Agreement

Celera Genomics.    In July 2004, we formed a collaboration with Celera Genomics Group, an Applera Corporation business, to jointly discover and develop antibody-based therapies for cancer. Products developed under the collaboration may include either genetically engineered monoclonal antibodies or ADCs. Pursuant to the terms of the multi-year agreement, we will jointly designate with Celera a number of cell-surface antigens discovered and validated through Celera’s proprietary proteomic platform. We will carry out initial screening to generate and select the appropriate corresponding antibodies or ADCs for joint development and commercialization, after which preclinical and clinical product development will be co-funded and we will jointly share any profits resulting from collaboration products. Either party may opt out of co-development of a particular product and receive royalties on net sales. Celera will also pay us progress-dependent commercialization milestones for any co-developed ADCs. In August 2005, we announced that we had selected a Celera antigen for further preclinical development.

License Agreements

Bristol-Myers Squibb.    In March 1998, we obtained rights to some of our technologies and product candidates, portions of which are exclusive, through a license agreement with Bristol-Myers Squibb. Through this license, we secured rights to monoclonal antibody-based cancer targeting technologies, including patents, monoclonal antibodies, chemical linkers, a ribosome-inactivating protein and enabling technologies. We also received a substantial supply of vialed, clinical-grade SGN-15, which has been used in our clinical trials. Under the terms of the license agreement, we are required to pay royalties on net sales of future products incorporating technology licensed from Bristol-Myers Squibb.

Genentech.    In March 2003, we entered into license agreements with Genentech providing us with rights relating to our SGN-40 product candidate, including a license under Genentech’s Cabilly patents covering the recombinant expression of antibodies. We paid Genentech an upfront license fee and have agreed to make a progress-dependent milestone payment and pay royalties on net sales of anti-CD40 products that use Genentech’s technology.

PDL BioPharma.    In January 2004, as part of the expansion of our ADC collaboration, PDL BioPharma granted us one license and options for two additional licenses under PDL’s antibody humanization patents. We have used the initial antibody humanization license for our SGN-40 product candidate. Under the terms of the license agreements, we are required to pay annual maintenance fees and royalties on net sales of products using PDL’s technology. In April 2005, we in-licensed an anti-CD33 program from PDL, which is the basis for SGN-33. We paid PDL an upfront fee and have agreed to pay progress-dependent milestones and royalties on net sales of anti-CD33 products incorporating technology in-licensed from PDL, which includes an antibody humanization license for the CD33 antigen. As part of the agreement, we also agreed to reduce the royalties payable by PDL to us with respect to several targets under our ongoing ADC collaboration. We and PDL have also granted each other a co-development option for second generation anti-CD33 antibodies with improved therapeutic characteristics developed by either party.

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

Patents and Proprietary Technology

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and other countries. As of December 31, 2005, we owned or held exclusive or partially exclusive licenses to 34 United States and corresponding foreign patents and owned 74 pending United States and corresponding foreign patent applications.

Our patents and patent applications are directed to product candidates, monoclonal antibodies, antigen targets, linker technologies, our ADC technology and other antibody-based and/or enabling technologies. Although we believe our patents and patent applications provide us with a competitive advantage, the patent positions of biotechnology and pharmaceutical companies can be uncertain and involve complex legal and factual questions. We and our corporate collaborators may not be able to develop patentable products or processes or obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us or our corporate collaborators.

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

Government Regulation

Our product candidates are subject to extensive regulation by numerous governmental authorities, principally the FDA, as well as numerous state and foreign agencies. We need to obtain approval of our potential products by the FDA before we can begin marketing them in the United States. Similar approvals are also required in other countries.

Product development and approval within this regulatory framework is uncertain, can take many years and requires the expenditure of substantial resources. The nature and extent of the governmental review process for our potential products will vary, depending on the regulatory categorization of particular products and various other factors.

The necessary steps before a new biopharmaceutical product may be sold in the United States ordinarily include:

•	preclinical laboratory and animal tests;

•	submission to the FDA of an investigational new drug application (IND) which must become effective before clinical trials may commence;

•	completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

•	submission to the FDA of a marketing authorization application;

•	FDA pre-approval inspection of manufacturing facilities for current Good Manufacturing Practices (GMP) compliance; and

•	FDA review and approval of the marketing authorization application prior to any commercial sale.

Clinical trials generally are conducted in three sequential phases that may overlap. In phase I, the initial introduction of the product into humans, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves trials in a limited patient population to determine the efficacy of the potential product for specific, targeted indications, determine dosage tolerance and optimum dosage and further identify possible adverse reactions and safety risks. Phase III trials are undertaken to evaluate further clinical efficacy in comparison to standard therapies within a broader patient population, generally at geographically dispersed clinical sites. Phase I, phase II or phase III testing may not be completed successfully within any specific period of time, if at all, with respect to any of our product candidates. Similarly, suggestions of safety or efficacy in earlier stage trials do not necessarily predict findings of safety and effectiveness in subsequent trials. Furthermore, the FDA, an institutional review board or we may suspend a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of preclinical studies, pharmaceutical development and clinical trials are submitted to the FDA in the form of a new drug application (NDA) or a biologics license application (BLA) for approval of the manufacture, marketing and commercial shipment of the pharmaceutical product. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny review of an application or not approve an application if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-market testing and surveillance to monitor the safety or efficacy of the product. In addition, after marketing approval is granted, the FDA may require post-marketing clinical trials, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time. Also, after marketing approval, comprehensive federal and state regulatory compliance obligations exist for the manufacture, labeling, distribution, promotion and pricing of pharmaceutical products. Failure to comply with ongoing regulatory obligations can result in warning letters, product seizures, criminal penalties, and withdrawal of approved products, among other enforcement remedies.

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

We are aware of specific companies that have technologies that may be competitive with ours, including Wyeth, ImmunoGen and Medarex, all of which have antibody-drug conjugate technology. Wyeth markets the antibody-drug conjugate Mylotarg for patients with acute myeloid leukemia, which targets the same antigen as our SGN-33 product candidate. ImmunoGen has several antibody-drug conjugates in development that may compete with our product candidates. ImmunoGen has also established partnerships with other pharmaceutical and biotechnology companies to allow those other companies to utilize ImmunoGen’s technology. Medarex announced during 2005 that they have developed their own technology for linking antibodies to cytotoxic payloads. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates. For example, Medarex is developing an anti-CD30 antibody that may be competitive with SGN-30, and Chiron and Pfizer are each developing anti-CD40 antibodies that may be competitive with SGN-40. In addition, many other pharmaceutical and biotechnology companies are developing and/or marketing therapies for the same types of cancer and immunologic diseases that our product candidates are designed to treat. These include antibodies such as Genentech’s Rituxan and Imclone’s Erbitux, proteosome inhibitors such as Millennium’s Velcade, cancer vaccines such as Genitope’s MyVax, small molecule drugs such as Bayer’s/Onyx’s Nexavar and a variety of traditional chemotherapy drugs.

Manufacturing

We rely on contract manufacturers to supply drug product for our IND-enabling studies and clinical trials. For SGN-30, we have contracted with ICOS to manufacture preclinical and early-stage clinical supplies and with Abbott Laboratories for late-stage clinical and commercial supplies. For SGN-40, Genentech manufactured substantial quantities of clinical grade material that have been transferred to us, and we have entered into a manufacturing agreement with Abbott to supplement our clinical supplies. For SGN-33, we received material sufficient to supply our ongoing phase I clinical trials as part of our license from PDL BioPharma, and plan to enter into an agreement with a contract manufacturer during 2006 to supplement our supplies of SGN-33 as necessary for future studies. For SGN-70, we also plan to enter into a contract manufacturing agreement during 2006 to supply clinical-grade material to enable our initiation of SGN-70 clinical trials in 2007. For our ADC technology, we have contracted with Albany Molecular for drug-linker manufacturing and with several other contract manufacturers for conjugation. We have also entered into a preferred provider agreement with Albany Molecular to enable our ADC collaborators to order drug-linker materials directly from Albany Molecular to support their development of ADCs utilizing our technology. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of our product candidates.

We believe that our contract manufacturing relationships with ICOS, Abbott, Albany Molecular and other potential contract manufacturers with whom we are in discussions, together with existing supplies of SGN-40 from Genentech and existing supplies of SGN-33 from PDL, will be sufficient to accommodate clinical trials through phase II and in some cases phase III of our current product candidates. However, we may need to obtain additional manufacturing arrangements, if available on commercially reasonable terms, or increase our own manufacturing capability to meet our future needs, both of which would require significant capital investment. We may also enter into collaborations with pharmaceutical or larger biotechnology companies to enhance the manufacturing capabilities for our product candidates.

Employees

As of December 31, 2005, we had 140 employees, 48 of whom hold doctoral level degrees. Of these employees, 110 are engaged in or directly support research, development and clinical activities and 30 are in administrative and business-related positions.

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

Item 1A. Risk Factors.

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

All of our product candidates are in early stages of development. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Currently, SGN-30, SGN-40 and SGN-33 are in clinical trials and SGN-35, SGN-70 and SGN-75 are in preclinical development. We expect that much of our efforts and expenditures over the next few years will be devoted to these clinical and preclinical product candidates. We have no products that have received regulatory approval for commercial sale.

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

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities. We will need to seek additional funding through public or private financings, including equity financings, and through other means, such as collaborations and license agreements. However, changes in our business may occur that would consume available capital resources sooner than we expect. If adequate funds are not available to us, we will be required to delay, reduce the scope of or eliminate one or more of our development programs. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. Our future capital requirements will depend upon a number of factors, including:

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

Commercialization of our product candidates will ultimately depend upon successful completion of additional research and development and testing in both clinical trials and preclinical models. At the present time, SGN-30, SGN-40 and SGN-33 are our only product candidates in clinical development and SGN-35, SGN-70 and SGN-75 are our only product candidates in preclinical development. As a result, any delays or difficulties we encounter with these product candidates may impact our ability to generate revenue and cause our stock price to decline significantly.

Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. We still only have limited efficacy data from our phase I and phase II clinical trials of SGN-30 and our phase I clinical trials of SGN-40, and we only recently commenced our phase I clinical trial of SGN-33. Phase I and phase II clinical trials are not primarily designed to test the efficacy of a drug candidate but rather to test safety, to study pharmacokinetics and pharmacodynamics and to understand the drug candidate’s side effects at various doses and dosing schedules. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. We believe that any clinical trial designed to test the efficacy of SGN-30, SGN-40 or SGN-33, whether phase II or phase III, will likely involve a large number of patients to achieve statistical significance and will be expensive. We may conduct lengthy and expensive clinical trials of SGN-30, SGN-40 or SGN-33, only to learn that the drug candidate is not an effective treatment. We may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause it to be redone or terminated. For example, although we generated data showing an encouraging trend in our phase II clinical trials of SGN-15, we decided to discontinue development of SGN-15 to prioritize our other programs. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be redone or terminated. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority may also vary significantly based on the type, complexity and novelty of the product involved, as well as other factors.

Our clinical trials may take longer to complete than we project or they may not be completed at all.

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. We have experienced enrollment-related delays in our current and previous clinical trials and may experience similar delays in our future trials. We depend on medical institutions and clinical research organizations to conduct our clinical trials and to the extent they fail to enroll patients for our clinical trials or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we may conduct clinical trials in foreign countries in the future which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign clinical research organizations, as well as expose us to risks associated with foreign currency transactions insofar as we might desire to use U.S. dollars to make contract payments denominated in the foreign currency where the trial is being conducted.

Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and institutional review boards at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under the FDA’s current Good Manufacturing Practices and other requirements in foreign countries, and may require large numbers of test patients. We, the FDA or other foreign governmental agencies could delay or halt our clinical trials of a product candidate for various reasons, including:

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

We do not currently have the ability to manufacture ourselves the drug products that we need to conduct our clinical trials and rely upon a limited number of manufacturers to supply our drug products. For SGN-30, we contracted with ICOS to manufacture preclinical and early-stage clinical supplies and with Abbott Laboratories for later-stage clinical and potential future commercial supplies. For SGN-40, Genentech manufactured initial quantities of clinical grade material that have been transferred to us, and we have contracted with Abbott Laboratories for later-stage clinical and potential future commercial supplies. For SGN-33, we received clinical-grade material from PDL BioPharma to support currently planned phase I trials and plan to enter into contract manufacturing arrangements to supplement these supplies as necessary. For SGN-35, we are utilizing antibody manufactured by Abbott, have contracted with Albany Molecular Research for GMP manufacturing of our proprietary drug-linker system and are working with a contract manufacturing organization for conjugation of the antibody to the proprietary drug-linker system. We are also planning a contract manufacturing campaign during 2006 to support our planned initiation of clinical trials with SGN-70 in 2007. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of our product candidates.

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

Our second generation ADC technology is still at an early-stage of development and has not yet entered human clinical trials.

Our second generation ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, is still at a relatively early stage of development. This ADC technology is used in our SGN-35 and SGN-75 product candidates and is the basis of our collaborations with Genentech, UCB Celltech, PDL BioPharma, CuraGen, Bayer, MedImmune and PSMA Development Company. We and our corporate collaborators are still conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies, and significant additional studies will be required before any of these ADC product candidates enter human clinical trials. For example, we have observed evidence of toxicity in some preclinical models with certain drug-linker forms and are focusing our efforts on forms with the best efficacy and lowest toxicity in order to maximize the therapeutic window of our ADC technology. In addition, preclinical models to study anti-cancer activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human cancer and there is no assurance that we will be able to use these technologies in the treatment of humans. Any failures or setbacks in our ADC program could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability for some time, if at all.

We have incurred substantial net losses in each of our years of operation and, as of December 31, 2005, we had an accumulated deficit of approximately $143.6 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict. We have never been profitable and may never achieve profitability and if we do achieve profitability, it may not be sustainable.

In some circumstances we rely on collaborators to assist in the research and development activities necessary for the commercialization of our product candidates. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, we may not be able to commercialize our product candidates.

We have established and intend to continue to establish alliances with third-party collaborators to develop and market some of our current and future product candidates and to license our ADC technology. We have licensed our ADC technology to Genentech, UCB Celltech, PDL BioPharma, CuraGen, Bayer, MedImmune and PSMA Development Company. These collaborations provide us with cash and revenues through technology access and license fees, sponsored research fees, equity sales and potential milestone and royalty payments. We use these funds to partially fund the development costs of our internal pipeline of product candidates. Collaborations can also create and strengthen our relationships with leading biotechnology and pharmaceutical companies and may provide synergistic benefits by combining our technologies with the technologies of our collaborators. For example, in July 2004, we formed a collaboration with Celera Genomics to jointly discover and develop antibody-based therapies for cancer.

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

We have entered into agreements with third-party commercial and academic institutions to license technology for use in our ADC technology and product candidates. Currently, we have license agreements with Bristol-Myers Squibb, Arizona State University, Genentech, PDL BioPharma, CLB Research and Development, ICOS Corporation, Mabtech AB, and the University of Miami, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our product candidates. In addition, continued development and commercialization of our product candidates may require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

Our success depends, in part, on obtaining and maintaining patent protection and successfully defending these patents against third party challenges in the United States and other countries. We own multiple U.S. and foreign patents and pending patent applications for our technologies. We also have rights to issued U.S. patents, patent applications, and their foreign counterparts, relating to our monoclonal antibody and drug-based technologies. Our rights to these patents and patent applications are derived in part from worldwide licenses from Bristol-Myers Squibb, Arizona State University, Genentech and PDL BioPharma, among others. In addition, we have licensed our U.S. and foreign patents and patent applications to third parties.

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

The defense and enforcement of intellectual property rights in a court of law, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and elsewhere involve complex legal and factual questions. These proceedings are costly and time-consuming. If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and it will divert the efforts of our technical and management personnel. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially reasonable terms, if at all. We may be restricted or prevented from developing and commercializing our product candidates in the event of an adverse determination in a judicial or administrative proceeding, or if we fail to obtain necessary licenses.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Genentech, Amgen, ImmunoGen, Biogen IDEC, Medarex, Chiron and Wyeth are developing and/or marketing products or technologies that may compete with ours. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive.

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

The holders of our Series A convertible preferred stock have voting and other rights that they could exercise against the best interests of our common stockholders.

The holders of our Series A convertible preferred stock currently have rights to designate two members of our Board of Directors and to vote as a separate class on certain significant corporate transactions, including the issuance of securities that would rank on a par with or senior to the Series A convertible preferred stock or the incurrence of debt in excess of $20 million. The holders of Series A convertible preferred stock are not entitled to receive any cumulative or non-cumulative dividends, and may only receive a dividend when and as declared by our Board of Directors or if any dividends are paid on any other shares of our capital stock based on the number of shares of common stock into which such holder’s shares of Series A convertible preferred stock would then convert. In addition, upon our liquidation or dissolution (including a merger or acquisition), the holders of our Series A convertible preferred stock are entitled to receive a liquidation preference in an amount equal to the greater of the original offering price of $25.00 per share of Series A convertible preferred stock or the amount that would have been paid had each such share of Series A convertible preferred stock been converted to common stock. The holders of Series A convertible preferred stock also have the right under certain circumstances in the event of our merger or acquisition approved by our Board of Directors to receive their liquidation preference in cash or a combination of cash and new preferred securities of the acquiring or surviving corporation. This requirement to pay cash or issue new preferred securities does not apply if the consideration to be received by the Series A holders has an aggregate value of more than $6.25 per share (calculated on an as-if-converted to common stock basis) determined on the date definitive documentation for such sale transaction is signed or if holders of 2/3rds of the outstanding shares of Series A convertible preferred stock waive this requirement. The holders of Series A convertible preferred stock may exercise these rights to the detriment of our common stockholders.

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

The market prices for securities of biotechnology companies have in the past been, and are likely to continue in the future to be, very volatile. During the fourth quarter of 2005, our stock price fluctuated between $4.50 and $5.79 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 41.8 percent of our voting power as of March 3, 2006. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are in Bothell, Washington, where we lease approximately 63,900 square feet under a lease expiring May 2011. We may renew the lease, at our option, for two consecutive seven-year periods. We currently occupy and utilize the entire building as laboratory, discovery, research and development and general administration space. We believe that our facilities are sufficient to meet our current and near term requirements. However, additional facilities may be required to meet our future growth.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

	High	Low
2004
First Quarter	$10.90	$8.10
Second Quarter	9.95	6.50
Third Quarter	7.21	4.33
Fourth Quarter	7.85	5.63
2005
First Quarter	$6.60	$4.59
Second Quarter	5.95	3.52
Third Quarter	6.52	4.86
Fourth Quarter	5.79	4.50
2006
First Quarter (as of March 3, 2006)	$5.70	$4.55

As of March 3, 2006, there were 119 holders of record of our common stock. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations. In addition, for so long as 33 1/3% of the 1,640,000 shares of Series A convertible preferred stock originally issued are outstanding, we need the approval of holders of 66 2/3% of such outstanding shares of Series A convertible preferred stock in order to declare, pay, set aside or reserve amounts for the payment of any dividend on our capital stock, other than the Series A convertible preferred stock. As of December 31, 2005, 1,500,000 shares of Series A convertible preferred stock were outstanding which are convertible into 15,000,000 shares of common stock.

Sales of Unregistered Securities and Issuer Repurchases of Securities

Other than sales disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not make any unregistered sales of shares of our common stock in 2005. In addition, we did not repurchase any of our equity securities during the fourth quarter of 2005.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Form 10-K. The selected Statements of Operations data for the years ended December 31, 2005, 2004 and 2003 and Balance Sheet data as of December 31, 2005 and 2004 have been derived from our audited financial statements appearing elsewhere in this Form 10-K. The selected Statements of Operations data for the years ended December 31, 2002 and 2001 and Balance Sheet data as of December 31, 2003, 2002 and 2001 have been derived from our audited financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenues	$9,757	$6,701	$5,070	$1,684	$274
Operating Expenses (1):
Research and development	34,683	37,208	21,928	20,274	16,862
General and administrative	7,145	7,161	6,405	6,605	7,012

Loss from operations	(32,071)	(37,668)	(23,263)	(25,195)	(23,600)
Investment income, net	2,638	2,229	1,177	2,035	2,907

Net loss	(29,433)	(35,439)	(22,086)	(23,160)	(20,693)
Non-cash preferred stock deemed dividend	—	(36,558)	(201)	—	(3)

Net loss attributable to common stockholders	$(29,433)	$(71,997)	$(22,287)	$(23,160)	$(20,696)

Basic and diluted net loss per share attributable to common stockholders	$(0.70)	$(1.80)	$(0.73)	$(0.77)	$(0.86)

Weighted-average shares used in computing basic and diluted net loss per share	42,238	39,985	30,722	30,138	23,965

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investment securities	$79,207	$105,898	$73,682	$44,219	$54,375
Restricted investments	605	977	976	980	982
Working capital	33,048	30,233	38,839	23,952	41,154
Total assets	90,019	119,109	81,999	52,536	63,028
Stockholders’ equity	75,458	103,833	74,878	46,702	60,671

(1)	Research and development and general administrative expenses include non-cash stock-based compensation expense that was previously reported as a separate line item within operating expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, might, will, should, expect, plan, anticipate, project, believe, estimate, predict, potential, intend or continue, the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item 1A—Risk Factors—and those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Revenue Recognition.    Revenues from the sale of products and services are recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fees are fixed or determinable and collectibility is reasonably assured. We assess our multiple element revenue arrangements involving upfront payments, license fees and milestone payments received for the delivery of rights or services. Where delivery of the rights or services represent the culmination of a separate earnings process, revenues are recognized when due and collection is reasonably assured. Where the rights or services which represent continuing obligations, revenues are deferred until all of the elements have been delivered or we have verifiable and objective evidence of the fair value of the undelivered elements. Generally, upfront payments and license fees are recognized ratably over the collaboration research period. Revenues from royalties on third-party sales of licensed technologies are generally recognized in accordance with the contract terms when the royalties can be reliably determined and collectibility is reasonably assured. Payments for the achievement of substantive milestones by our collaborators are recognized when the milestone is achieved and payments for milestones which are not the result of the achievement of a substantive milestone are recognized ratably over the research period. We perform certain research and development activities on behalf of collaborative partners. We generally bill at contractual rates and recognize revenue as the activities are performed, but bill the collaborator monthly, quarterly or upon the completion of the effort, based on the terms of each agreement. Amounts earned, but not billed to the collaborator, if any, are included in accounts receivable in the accompanying balance sheets. The assessment of these multiple element arrangements requires judgment in order to determine the appropriate time, or period of time, that revenue should be recognized under these agreements.

Investments.    Our investments are diversified among high-credit quality debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included as a component of stockholders’ equity. Realized gains and losses and declines in value of investments judged to be other than temporary are included in investment income. To date, we have determined that unrealized losses are not significant and are temporary as to the extent of the decline in both dollars and percentage of cost, and we have the ability and intent to hold the investments until we recover at least substantially all of the cost of the investment. The fair value of our investments is subject to volatility. To date, the carrying values of our investments have not been written down due to declines in value because such declines are judged to be other than temporary. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results.

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

Research and Development.    We expense research and development costs as incurred. Research and development expenses consist of salaries, benefits and other direct headcount related costs, third-party contract and outside service fees and facilities and overhead expenses for drug discovery and research, preclinical studies and for costs associated with clinical trial activities and are expensed as incurred. Costs, including milestones and maintenance fees, to acquire technologies that are utilized in research and development and that are not expected to have alternative future use are expensed when incurred. Reimbursements for shared expenses received from collaborative partners are recorded as reductions of research and development expenses. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognize this cost, based on a variety of factors, beginning with the preparation for the clinical trial. This estimated cost includes payments to our contract research organizations for trial site and patient-related costs, including laboratory costs related to the conduct of the trial, and other costs.

Stock Compensation.    We grant stock options to employees and members of our board of directors for a fixed number of shares with an exercise price equal to the fair value of our common stock on the date of grant. Through December 31, 2005, we recognized no compensation expense on these stock option grants. For stock options granted to members of our Scientific Advisory Board, we recognize as expense the estimated fair value of such options as calculated by the Black-Scholes option pricing model, which is re-measured during the service period. Fair value is determined using the Black-Scholes option pricing model and the expense is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. Changes in the fair value of our common stock during the service period will cause fluctuations in recognized compensation expense for variable options. The adoption of Statement of Financial Accounting Standards, or SFAS No. 123R, effective January 1, 2006 for the Company, requires the expensing of the fair value of stock option grants to employees and directors.

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

Overview

We focus on the development of monoclonal antibody-based therapies for the treatment of cancer and immunologic diseases. We currently have three product candidates, SGN-30, SGN-40 and SGN-33, in six ongoing clinical trials and three lead preclinical product candidates, SGN-35, SGN-70 and SGN-75. Our pipeline of product candidates is based upon two technologies: genetically engineered monoclonal antibodies and monoclonal antibody-drug conjugates (ADCs). These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as to increase the potency of monoclonal antibodies by linking them to a cell-killing payload.

Our business strategy is to develop a broad portfolio of product candidates and to license our antibody-based technologies to leading biotechnology and pharmaceutical companies to further expand our product opportunities. We have licensed our ADC technology to seven collaborators: Genentech, UCB Celltech, PDL BioPharma, CuraGen, Bayer, MedImmune and PSMA Development Company (a joint venture between Progenics and Cytogen). We also have internal research and in-licensing programs for novel antigens and new monoclonal antibodies. To date, we have generated revenues principally from our collaboration and license agreements. These revenues include upfront technology access fees, milestone payments and reimbursement for support and materials supplied to our collaborators. For the twelve months ended December 31, 2005, revenues increased to $9.8 million compared to $6.7 million for the same period in 2004. As of December 31, 2005, we had approximately $79.2 million in cash, cash equivalents, short-term and long-term investments and total stockholders’ equity of $75.5 million.

We do not currently have any commercial products for sale. All of our product candidates are in early stages of development and significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of December 31, 2005, we had an accumulated deficit of approximately $143.6 million. Over the next several years, we expect to incur substantial expenses as we continue to identify, develop and manufacture our product candidates, invest in research, and move towards commercialization of our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds and resources. Our operating expenses will likely increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards commercialization. Because a substantial portion of our revenues for the foreseeable future will depend on entering into new collaboration and license agreements and achieving development and clinical milestones under existing collaboration and license agreements, our results of operations may vary substantially from year to year and quarter to quarter. We believe that period to period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

Revenues

Total revenues increased 46% to $9.8 million in 2005 from 2004 and increased 32% to $6.7 million in 2004 from 2003, due to higher technology access fees and milestones. These revenues are further discussed below.

Revenues ($ in thousands)				Annual percentage change
	2005	2004	2003	2005/2004	2004/2003
Earned portion of technology access fees and milestones	$7,552	$3,307	$2,104	128%	57%
Funded research and material supply fees	2,205	3,394	2,885	-35%	18%

Collaborations and license agreements	9,757	6,701	4,989	46%	34%
Government grants	—	—	81	—	-100%

Total	$9,757	$6,701	$5,070	46%	32%

The earned portion of technology access fees and milestones increased 128% to $7.6 million in 2005 from 2004 and increased 57% to $3.3 million in 2004 from 2003. These revenues represent earned portions of upfront technology access fees or milestone payments received during the course of our ADC collaborations with Bayer, CuraGen, Genentech, MedImmune, PDL BioPharma, PSMA Development Company and UCB Celltech and our antibody-directed enzyme-prodrug therapy (ADEPT) collaboration with Genencor. The upfront technology access fees are deferred and recognized ratably over each collaborative research period. Payments for milestones are recognized when the earnings process has been completed. During 2005, the earned portion of technology access fees and milestone payments increased due to our new ADC collaborations with MedImmune and PSMA Development Company and included milestone payments received from Genentech for services we provided to support Genentech’s process development and manufacturing of ADCs using our technology. In 2004, the earned portion of technology access fees and milestone payments increased due to our new ADC collaborations with Bayer and CuraGen.

Funded research and material supply fees decreased 35% to $2.2 million in 2005 from 2004 and increased 18% to $3.4 million in 2004 from 2003. The decrease in 2005 in funded research and material supply fees compared to 2004 was primarily due to higher material supply fees received in 2004 from PDL BioPharma. The growth in this component of revenue in 2004 came from increased fees earned as part of the research programs of our new ADC collaborations with Bayer and CuraGen and continuation of our existing collaborations.

We expect that our revenues in 2006 will increase modestly over 2005 levels, driven primarily by recognition of deferred payments previously received under our ADC collaborations and to a lesser degree by payments received for materials and support that we provide to our collaborator and milestone and other payments received. We expect that future revenues will vary from quarter to quarter and from year to year depending on the level of revenues earned and milestone payments received for ongoing ADC collaborations and our ability to enter into additional collaboration agreements and obtain additional government grants.

Research and development

Research and development expenses decreased 7% to $34.7 million in 2005 from 2004 and increased 70% to $37.2 million in 2004 from 2003. Our research and development expenses can be divided into research, development and contract manufacturing and clinical expenses. Research and development expenses include non-cash stock-based compensation expense that was previously reported as a separate line item within operating expenses. We estimate the costs associated with these activities are as follows:

Research & development ($ in thousands)				Annual percentage change
	2005	2004	2003	2005/2004	2004/2003
Research	$12,527	$11,017	$8,124	14%	36%
Development and contract manufacturing	15,686	19,664	9,649	-20%	104%
Clinical	6,458	6,321	3,617	2%	75%
Stock compensation expense	12	206	538	-94%	-62%

Total	$34,683	$37,208	$21,928	-7%	70%

Research expenses include, among other things, personnel, occupancy and laboratory expenses associated with the discovery and identification of new antigen targets and monoclonal antibodies and the development of novel classes of stable linkers and potent cell-killing drugs. Research expenses also include research activities associated with our product candidates, including preclinical translation biology, in vitro and in vivo studies. Research expenses increased 14% to $12.5 million in 2005 from 2004 and increased 36% to $11.0 million in 2004 from 2003 primarily due to higher personnel expenses, related general lab supplies, in-license fees and depreciation related to new lab equipment purchases.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and manufacturing of drug product for use in our clinical trials, including IND-enabling pharmacology and toxicology studies. Development and contract manufacturing expenses also include quality control and assurance activities, including storage and shipment services of our drug product candidates. Development and contract manufacturing costs decreased 20% to $15.7 million in 2005 from 2004 and increased 104% to $19.7 million in 2004 from 2003. In 2005, development and contract manufacturing expenses were approximately $4 million less than in 2004. This decrease was caused primarily by the timing of manufacturing campaigns in 2004 which resulted in the reduced cost of manufacturing SGN-30 in 2005 of approximately $9.9 million, partially offset by an increase of approximately $3.6 million related to the manufacturing of SGN-40. Offsetting lower contract manufacturing expenses in 2005 were increases in staffing costs and quality control and assurance activities, including storage and shipment services of our drug product candidates. In 2004, the increase in expenses was primarily caused by increased personnel expenses and related lab supplies associated with higher staffing levels and contract manufacturing costs, principally with Abbott Laboratories for the manufacturing of our SGN-30 monoclonal antibody product candidate. This antibody is also used in our SGN-35 ADC product candidate. Both research and development and contract manufacturing expenses reflect higher facility costs resulting from our laboratory and office expansion completed during August 2004.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including principal investigator fees, clinical site expenses, clinical research organization charges and regulatory activities associated with conducting human clinical trials. Clinical costs increased 2% to $6.5 million in 2005 from 2004 and increased 75% to $6.3 million in 2004 from 2003. In 2005, clinical expenses increased due to higher personnel expenses and third party costs associated with SGN-40, which were partially offset by decreased third party costs due to the discontinuation of our SGN-15 program announced in July 2005. In 2004, clinical expenses increased principally due to expanded third-party costs for our SGN-30 phase II trials, new patient enrollments in our SGN-40 phase I trials and costs for our SGN-15 phase II trials. Clinical expenses also increased in 2004 from 2003 due to increased personnel expenses associated with higher staffing levels.

We utilize our employee and infrastructure resources across multiple projects, including our discovery and research programs directed towards identifying novel antigen targets, monoclonal antibodies and new classes of stable linkers and cell-killing drugs. Many of our costs are not attributable to a specifically identified project, but instead are directed to overall research efforts. Accordingly, we do not allocate our infrastructure costs and do not account for internal research and development costs on a project-by-project basis. As a result, we do not report actual total costs incurred for each of our clinical and preclinical projects on a project-by-project basis. We do, however, separately account for significant third-party costs of development programs identified as product candidates for further preclinical and clinical development. The following table shows total payments that we made or expenses incurred for preclinical study support, clinical supplies and clinical trial services provided by third parties as well as milestone payments for in-licensed technology for each of our product candidates and the remaining unallocated costs for such periods:

Product candidates ($’s in thousands)				Annual Percentage Change		(5 years) January 1, 2001 to December 31, 2005
	2005	2004	2003	2005/2004	2004/2003
SGN-40	$4,400	$835	$76	427%	999%	$5,311
SGN-35	2,891	2,532	860	14%	194%	6,960
SGN-30	1,724	12,183	3,633	-86%	235%	22,671
SGN-15	1,067	1,529	1,607	-30%	-5%	11,332
SGN-33	742	—	—	—	—	742
SGN-70 and SGN-75	531	23	—	2,209%	—	594

Total third party costs	11,355	17,102	6,176	-34%	177%	47,610
Unallocated costs and overhead	23,316	19,900	15,214	17%	31%	79,931
Stock compensation expense	12	206	538	-94%	-62%	3,414

Total research and development	$34,683	$37,208	$21,928	-7%	70%	$130,955

Our third party costs for SGN-40 in 2005 included clinical trial costs and payments made to Abbott Laboratories to perform scale-up and GMP manufacturing to support clinical trials. We expect the third party costs associated with SGN-40 to increase as we continue to enroll patients and expand our SGN-40 phase I clinical trials, initiate phase II trials and pursue contract manufacturing for later-stage clinical supplies. SGN-35 third party costs in 2005 and 2004 are primarily attributable to contract manufacturing and preclinical studies necessary to initiate a planned clinical trial in 2006. We expect third party costs for SGN-35 to increase as we initiate clinical trials. SGN-30 third party costs in 2005 are attributable to patient enrollments in our phase II clinical trials in the United States and Europe. 2005 costs attributable to SGN-30 were lower than costs in 2004 due to manufacturing activities for SGN-30 that occurred in 2004. We expect third party costs for SGN-30 to increase moderately from the amounts incurred in 2005 as we continue to enroll patients in our phase II clinical trials. Costs attributable to SGN-33 in 2005 reflect the initiation of a phase I clinical trial and a related milestone payment made to PDL BioPharma. We expect third party costs for SGN-33 to increase from amounts incurred in 2005 as clinical activities expand. We expect that our total research and development expenses in 2006 will increase over 2005 levels, primarily driven by planned manufacturing activities for SGN-33 and SGN-70 and increased clinical costs for SGN-40, SGN-33 and SGN-35 and the implementation of SFAS 123R, effective January 1, 2006, which will result in the expensing of stock option grants to employees. In July 2005, we announced our discontinuance of the development of SGN-15 to focus on advancing our other pipeline programs and second-generation ADC technology. Although we are not accruing new patients to our SGN-15 phase II clinical trials, we anticipate some nominal costs during 2006.

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

The risks and uncertainties associated with our research and development projects are discussed more fully in Item 1A—Risk Factors. As a result of the uncertainties discussed above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product candidate.

General and administrative

General & Administrative ($ in thousands)				Annual percentage change
	2005	2004	2003	2005/2004	2004/2003
General and administrative	$7,145	$6,498	$5,428	10%	20%
Stock compensation expense	—	663	977	-100%	-32%

Total	$7,145	$7,161	$6,405	0%	12%

General and administrative expenses remained relatively consistent at approximately $7.1 million in 2005 compared to 2004 and increased 12% to $7.2 million in 2004 from 2003. General and administrative expenses, excluding stock compensation expense, increased 10% in 2005 from 2004 and 20% in 2004 from 2003. In 2005, the increase was primarily attributable to additional administrative personnel and recruiting fees. In 2004, the increase was primarily attributable to additional administrative personnel and increased professional service fees to facilitate compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Stock compensation expense in 2004 and 2003 included in general and administrative expense is primarily attributable to scheduled amortization of deferred stock compensation in accordance with Financial Accounting Standards Board Interpretation No. 28

over the vesting period of stock option grants issued prior to March 6, 2001, as well as accelerated vesting of stock options related to employee severance pay. We anticipate that general and administrative expenses will increase in 2006 as a result of the implementation of FAS 123R, effective January 1, 2006, which will result in the expensing of stock option grants as well as increased costs related to adding personnel in support of our operations.

Investment income, net

Investment income, net ($ in thousands)				Annual percentage change
	2005	2004	2003	2005/2004	2004/2003
Total	$2,638	$2,229	$1,177	18%	89%

Investment income increased 18% to $2.6 million in 2005 from 2004 and increased 89% to $2.2 million in 2004 from 2003. In 2005, the increase was primarily due to increasing average interest yields. In 2004, the increase was primarily due to additional interest income received from the net proceeds of approximately $62.1 million from our follow-on public offering of 8,050,000 shares of common stock that was completed in February 2004.

Non-cash accretion of preferred stock deemed dividend

Non-cash accretion of preferred stock deemed dividend ($ in thousands)
	2005	2004	2003
Total	$—	$36,558	$201

Non-cash accretion of preferred stock deemed dividend was $36.6 million in 2004 and $201,000 in 2003. In connection with our Series A convertible preferred stock financing in July 2003, we recorded a beneficial conversion feature on the preferred stock. The beneficial conversion feature has been treated as a preferred stock deemed dividend, which resulted in an increase to reported net loss in arriving at net loss attributable to common stockholders. The non-cash accretion of the preferred stock deemed dividend was recorded using the effective interest method through the date of earliest conversion in July 2004 and therefore affected only 2004 and 2003. Non-cash accretion charges did not have an effect on net loss or cash flows for the applicable reporting periods or have an impact on total stockholders’ equity as of the applicable reporting dates.

Liquidity and Capital Resources

	December 31,
Liquidity and Capital Resources	2005	2004	2003
Cash, cash equivalents and short-term and long-term investment securities	$79,207	$105,898	$73,682
Working capital	33,048	30,233	38,839
Stockholders’ equity	75,458	103,833	74,878

	Year ended December 31,
	2005	2004	2003
Cash provided by (used in):
Operating activities	$(25,472)	$(23,279)	$(17,723)
Investing activities	25,831	(40,330)	(30,836)
Financing activities	1,152	63,629	49,003
Capital expenditures (included in Investing Activities)	(1,402)	(5,723)	(589)

We have financed our operations primarily through the issuance of equity securities and funding from our collaboration and license agreements. During 2005, we received approximately $9.6 million in cash through fees and milestone payments under our collaboration and license agreements. To a lesser degree, we have also financed our operations through interest earned on cash and cash equivalents. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

Our combined cash, cash equivalents and investment securities decreased to $79.2 million at December 31, 2005, compared to $105.9 million at December 31, 2004 and $73.7 million at December 31, 2003. The increase in 2004 reflects proceeds of a common stock financing totaling $62.1 million. Our working capital was $33.0 million at December 31, 2005, compared to $30.2 million at December 31, 2004 and $38.8 million at December 31, 2003. We have structured our investment portfolio so that scheduled maturities of investment securities can be used to fund our working capital needs. Our cash, cash equivalents, short-term and long-term investments and restricted investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, adjustable mortgage-backed securities, commercial paper and money market accounts. Our stockholders, equity increased in 2004 as a result of the common stock financing in February 2004 by $62.1 million and to a lesser degree by the exercise of options to purchase shares of common stock during the periods. Stockholders’ equity is decreased by our operating losses during the relevant periods.

Capital expenditures during 2005 were $1.4 million, which consisted primarily of lab equipment and computers and related information systems in support of our research and development activities and in support of employee growth. Capital expenditures of $5.7 million in 2004 consisted of improvements, lab equipment, furniture and fixtures, primarily in connection with the expansion of our existing headquarters and operations facility for lab and office expansion which was completed during August 2004. Capital expenditures of $589,000 in 2003 consisted primarily of lab equipment, computers and related information systems in support of our research and development activities and in support of employee growth. We expect that our 2006 capital expenditures will remain at similar levels to 2005.

In 2006, we expect our revenues to range from $9 million to $11 million and our expenses to range from $50 million to $55 million. Projected increases in 2006 expenses reflect expanded clinical trial activities and planned manufacturing campaigns for our SGN-33 and SGN-70 programs. We also expect that the adoption of SFAS 123R will result in an estimated stock-based compensation expense for 2006 ranging from approximately $3 to $4 million assuming levels of equity awards similar to 2005 in 2006. However, the calculation of compensation cost for share-based payment transactions may be significantly different because of the uncertainty of additional equity awards which may be granted, the unpredictability of the fair value of stock options granted and the estimated expected forfeiture rates. As a result, stock-based compensation charges may differ significantly from the Company’s current estimates. Further, our expected revenues and expenses are subject to a number of assumptions and uncertainties and as a result actual results may differ significantly from our current estimates. Based on our current estimate, we expect to use approximately $35 million to $40 million of our cash, cash equivalents and investment securities to fund our 2006 business activities. At our currently planned spending rate, we believe our remaining financial resources in addition to the expected fees and milestone payments earned under new and existing collaboration and license agreements will be sufficient to fund our operations into 2008. However, changes in our spending rate may occur that would consume available capital resources sooner, such as, increased manufacturing and clinical trial expenses preceding commercialization of a product candidate. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, or public or private equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs, which may adversely affect our business and operations.

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

The following are our future minimum contractual commitments for the periods subsequent to December 31, 2005 (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases	$12,032	$2,152	$2,175	$2,208	$2,245	$2,290	$962
Manufacturing, license and collaboration agreements	2,973	2,139	219	200	205	210	—

Total	$15,005	$4,291	$2,394	$2,408	$2,450	$2,500	$962

The minimum payments under manufacturing, license and collaboration agreements in 2006 primarily represent contractual obligations related to manufacturing campaigns to perform scale-up and GMP manufacturing for monoclonal antibody and ADC products for use in our clinical trials.

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with approximately $605,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. Commencing in June 2006, we expect that our restricted investments will be reduced to approximately $478,000. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we are obligated to increase our restricted investment balance to approximately $3.4 million. At December 31, 2005, we were in compliance with these thresholds.

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

We have completed integrated audits of Seattle Genetics, Inc.’s 2005 and 2004 financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Seattle Genetics, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Controls and Procedures appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 7, 2006

Seattle Genetics, Inc.

Balance Sheets

(In thousands)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$11,156	$9,645
Short-term investments	31,315	27,492
Interest receivable	678	818
Accounts receivable	683	1,477
Prepaid expenses and other	314	476

Total current assets	44,146	39,908
Property and equipment, net	8,532	9,463
Restricted investments	605	977
Long-term investments	36,736	68,761

Total assets	$90,019	$119,109

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$5,045	$4,815
Current portion of deferred revenue	6,053	4,860

Total current liabilities	11,098	9,675

Long-term liabilities
Deferred rent	513	472
Deferred revenue, less current portion	2,950	5,129

Total long-term liabilities	3,463	5,601

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, 1,500,000 shares issued and outstanding at December 31, 2005 and at December 31, 2004	2	2
Common stock, $0.001 par value, 100,000,000 shares authorized; 42,379,895 shares issued and outstanding at December 31, 2005 and 41,984,003 issued and outstanding at December 31, 2004	42	42
Additional paid-in capital	219,159	217,995
Accumulated other comprehensive loss	(171)	(65)
Accumulated deficit	(143,574)	(114,141)

Total stockholders’ equity	75,458	103,833

Total liabilities and stockholders’ equity	$90,019	$119,109

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenues
Collaboration and license agreements	$9,757	$6,701	$4,989
Government grants	—	—	81

Total revenues	9,757	6,701	5,070

Operating expenses
Research and development	34,683	37,208	21,928
General and administrative	7,145	7,161	6,405

Total operating expenses	41,828	44,369	28,333

Loss from operations	(32,071)	(37,668)	(23,263)
Investment income, net	2,638	2,229	1,177

Net loss	(29,433)	(35,439)	(22,086)
Non-cash accretion of preferred stock deemed dividend	—	(36,558)	(201)

Net loss attributable to common stockholders	$(29,433)	$(71,997)	$(22,287)

Net loss per share attributable to common stockholders—basic and diluted	$(0.70)	$(1.80)	$(0.73)

Shares used in computation of net loss per share attributable to common stockholders—basic and diluted	42,238	39,985	30,722

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Notes receivable from stockholders	Deferred stock compensation	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2002	—	$—	30,694	$31	$105,229	$(271)	$(1,966)	$(56,616)	$295	$46,702
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(22,086)	—	(22,086)
Unrealized loss, net of reclassification adjustment	—	—	—	—	—	—	—	—	(256)	(256)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(22,342)
Issuance of common stock for employee stock purchase plan	—	—	43	—	120	—	—	—	—	120
Stock option exercises	—	—	204	—	567	—	—	—	—	567
Issuance of Series A Preferred stock	1,640	2	—	—	36,760	—	—	—	—	36,762
Issuance of common stock Warrants	—	—	—	—	3,614	—	—	—	—	3,614
Collection of notes receivable from stockholders	—	—	—	—	—	271	—	—	—	271
Issuance of common stock to Genentech			1,090	1	7,668	—	—	—	—	7,669
Deferred stock compensation	—	—	—	—	539	—	(539)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	1,515	—	—	1,515

Balances at December 31, 2003	1,640	2	32,031	32	154,497	—	(990)	(78,702)	39	74,878
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(35,439)	—	(35,439)
Unrealized loss, net of reclassification adjustment	—	—	—	—	—	—	—	—	(104)	(104)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(35,543)
Issuance of common stock for employee stock purchase plan	—	—	78	1	235	—	—	—	—	236
Stock option exercises	—	—	425	—	1,290	—	—	—	—	1,290
Follow-on public offering (net of issuance costs of $4,310)	—	—	8,050	8	62,094	—	—	—	—	62,102
Redemption of preferred series A stock into common stock	(140)	—	1,400	1	—	—	—	—	—	1
Deferred stock compensation	—	—	—	—	(605)	—	605	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	385	—	—	385
Accelerated vesting of stock options for employee severance	—	—	—	—	348	—	—	—	—	348
Remeasurement and issuance of stock options in exchange for consulting services	—	—	—	—	136	—	—	—	—	136

Balances at December 31, 2004	1,500	2	41,984	42	217,995	—	—	(114,141)	(65)	103,833
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(29,433)	—	(29,433)
Unrealized loss, net of reclassification adjustment	—	—	—	—	—	—	—	—	(106)	(106)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(29,539)
Issuance of common stock for employee stock purchase plan	—	—	98	—	400	—	—	—	—	400
Stock option exercises	—	—	298	—	752	—	—	—	—	752
Remeasurement and issuance of stock options in exchange for consulting services	—	—	—	—	12	—	—	—	—	12

Balances at December 31, 2005	1,500	$2	42,380	$42	$219,159	$—	$—	$(143,574)	$(171)	$75,458

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Statement of Cash Flows

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities
Net loss	$(29,433)	$(35,439)	$(22,086)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	12	869	1,515
Depreciation and amortization	2,333	1,760	1,326
Amortization on investments	1,235	2,306	976
Deferred rent	41	82	122
Changes in operating assets and liabilities
Interest receivable	140	(148)	(299)
Accounts receivable	794	(651)	(454)
Prepaid expenses and other	162	(131)	12
Accounts payable and accrued liabilities	230	3,089	(465)
Deferred revenue	(986)	4,984	1,630

Net cash used in operating activities	(25,472)	(23,279)	(17,723)

Investing activities
Purchases of investments	(38,025)	(125,817)	(66,497)
Proceeds from sale and maturities of investments	65,258	91,210	36,250
Purchases of property and equipment	(1,402)	(5,723)	(589)

Net cash (used in) provided by investing activities	25,831	(40,330)	(30,836)

Financing activities
Net proceeds from issuance of common stock	1,152	63,629	8,356
Net proceeds from issuance of preferred stock and warrants	—	—	40,376
Collection of notes receivable from stockholders	—	—	271

Net cash provided by financing activities	1,152	63,629	49,003

Net increase in cash and cash equivalents	1,511	20	444
Cash and cash equivalents, at beginning of period	9,645	9,625	9,181

Cash and cash equivalents, at end of period	$11,156	$9,645	$9,625

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Notes to Financial Statements

1. Nature of business and summary of significant accounting policies

Nature of business

Seattle Genetics, Inc., the Company, was incorporated in the State of Delaware on July 15, 1997 for the purpose of discovering and developing monoclonal antibody-based drugs to treat cancer and immunologic diseases. The Company’s product candidates are based primarily on two technologies: genetically engineered monoclonal antibodies and antibody-drug conjugates (ADCs). These technologies enable the Company to develop monoclonal antibodies that are intended to kill target cells on their own, as well as increase the potency of monoclonal antibodies by linking them to other cell-killing agents.

Capital Requirements

Over the next several years, the Company will need to seek additional funding through public or private financings, including equity financings, and through other means, including collaborations and license agreements. If the Company can not maintain adequate funds, it will be required to delay, reduce the scope of or eliminate one or more of its development programs. Additional financing may not be available when needed, or if available, the Company may not be able to obtain financing on favorable terms.

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

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. The Company invests its cash and cash equivalents with major financial institutions, which, at times, exceed federally insured limits. The Company has not experienced any significant losses on its cash and cash equivalents.

Investments

Investments in securities with maturities of less than one year at the date of acquisition, or where management’s intent is to use the investments to fund current operations, are classified as short-term investments. Management’s classification of its marketable securities is in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies its securities as available-for-sale, which are reported at fair value with related unrealized gains and losses included as a component of stockholders’ equity. Realized gains and losses, and declines in value of securities judged to be other than temporary, are included in other income (expense). The Company has determined that unrealized losses are temporary as the extent of the decline, in both dollars and percentage of cost is not significant, and the Company has the ability and intent to hold the investments until it recovers at least substantially all of the cost of the investment. Cost of investments for purposes of computing realized and unrealized gains and losses are based on the specific identification method.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization of premiums and accretion of discounts are included in investment income. Interest and dividends on all securities are included in investment income.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

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

Leasehold improvements are amortized over the shorter of the term of the applicable lease or the estimated useful life of the asset. Gains and losses from the disposal of property and equipment are reflected in the statement of operations at the time of disposition. Expenditures for additions and improvements to the Company’s facility are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment by comparing the anticipated undiscounted net cash flows to the related asset’s carrying value. The amount of a recognized impairment loss is the excess of an asset’s carrying value over its fair value. If an impairment exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2005.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101), as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), and Emerging Issues Task Force Issue No. 00-21, “Revenue Agreements with Multiple Deliverables” (EITF No. 00-21).

Revenues from the sale of products and services are recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fees are fixed and determinable, and collectibility is reasonably assured. Revenues from royalties on third-party sales of licensed technologies are generally recognized in accordance with the contract terms when the royalties can be reliably determined and collectibility is reasonably assured.

The Company assesses its multiple element revenue arrangements involving upfront payments, license fees and milestone payments received for the delivery of rights or services. Where delivery of the rights or services represent the culmination of a separate earnings process, revenues are recognized when due and collection is reasonably assured. Where the rights or services represent continuing obligations, revenues are deferred until all

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

of the elements have been delivered or the Company has verifiable and objective evidence of the fair value of the undelivered elements. Generally, upfront payments and license fees are recognized ratably over the collaboration research period. Payments for the achievement of substantive milestones are recognized when the milestone is achieved and payments for milestones which are not the result of the achievement of a substantive milestone are recognized ratably over the research period.

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

Research and development expenses

Research and development expenses consist of salaries, benefits and other direct headcount related costs, third-party contract and outside service fees and facilities and overhead expenses for drug discovery and research, development activities, preclinical studies and clinical trial activities. These research and development activities are expensed as incurred. In-licensing fees and other costs to acquire technologies that are utilized in research and development and that are not expected to have alternative future use are expensed when incurred. Reimbursements for shared expenses received from collaborative partners are recorded as reductions of research and development expenses.

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

Concentration of credit risk

Cash, cash equivalents and investments are invested in deposits with major banking and brokerage firms. The Company has not experienced any losses on its deposits of cash, cash equivalents and investments. The Company invests its excess cash in accordance with its investment policy, which has been approved by the Board of Directors and is reviewed periodically by management and with the Company’s Audit Committee to minimize credit risk.

Major customers

Two customers under the Company’s collaboration and related agreements accounted for 71% of total revenues in 2005 and 69% in 2003 and four customers accounted for 87% of total revenues in 2004. Three customers accounted for 95% of accounts receivable at December 31, 2005 and two customers accounted for 83% of accounts receivable at December 31, 2004.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

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

Under APB No. 25 and related interpretations, compensation expense is based on the difference, if any, in the fair value of the Company’s stock and the exercise price of the option as of the date of grant. These differences are deferred and amortized in accordance with Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” (FIN No. 28) on an accelerated basis over the vesting period of the individual options.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” and related interpretations.

As allowed by SFAS No. 123, the Company has not recognized compensation expense on stock options granted to employees and directors. The following table illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders as if the fair value method, using the assumptions described in Note 10 “Stock Option Plan,” had been applied to all outstanding and unvested awards and shares issued under the Company’s Stock Option Plan and Employee Stock Purchase Plan in each year (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders as reported	$(29,433)	$(71,997)	$(22,287)
Add: stock-based compensation for employees under APB No. 25 included in reported net loss	—	733	1,277
Deduct: total stock-based compensation expense for employees determined under the fair value method	(3,751)	(5,218)	(5,383)

Pro forma net loss attributable to common stockholders	$(33,184)	$(76,482)	$(26,393)

Basic and diluted net loss per share attributable to common stockholders
As reported	$(0.70)	$(1.80)	$(0.73)

Pro forma	$(0.79)	$(1.91)	$(0.86)

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

For purposes of the computation of the pro forma effects on net loss, the fair value of each stock option is estimated using the Black-Scholes option pricing model and using the following weighted-average assumptions:

	Years ended December 31,
	2005	2004	2003
Risk-free interest rate	3.96%	3.67%	3.72%
Expected lives	5.00 years	4.25 years	4.00 years
Expected dividends	None	None	None
Expected volatility	74%	78%	82%

For purposes of estimating the fair value of options granted to non-employees, the same assumptions were used and the contractual lives of the options were used for expected lives.

The adoption of SFAS No. 123R, effective January 1, 2006 for the Company, requires the expensing of the fair value of stock option grants to employees and directors.

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

Segments

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

Certain risks and uncertainties

The Company’s products and services are concentrated in a highly competitive market that is characterized by rapid technological advances and evolving regulatory requirements and industry standards. Failure to anticipate or respond adequately to technological advances, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of planned products or services, could have a material adverse effect on the Company’s business and operating results.

Guarantees

In the normal course of business, the Company indemnifies other parties, including certain employees, collaboration partners, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements since the Company has not had any prior indemnification claims to base a maximum amount. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards, or SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS 123R. SFAS 123R eliminates, among other items, the use of the intrinsic value method of accounting contained in Accounting Principles Bulletin No. 25, or APB No. 25, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company expects to apply the “modified prospective” method and the “straight-line attribution” method and will begin expensing amounts related to employee stock options and stock issued under its employee stock purchase plan using the Black-Scholes option pricing model to measure the fair value of stock options granted to employees effective January 1, 2006. The adoption of SFAS 123R will have a material impact on the Company’s results of operations. Assuming levels of equity awards similar to 2005, the estimated stock-based compensation expense for 2006 may range from approximately $3 to $4 million. However, the calculation of compensation cost for share-based payment transactions may be significantly different because of the uncertainty of additional equity awards which may be granted, the unpredictability of the fair value of stock options granted and the estimated expected forfeiture rates. As a result, stock-based compensation charges may differ significantly from the Company’s current estimates.

In March 2005, the FASB issued SFAS Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of the Company’s fiscal year ending December 31, 2006. The Company’s adoption of FIN 47 is not expected to have a material effect on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (EITF) reached consensus on the Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” This Issue provides guidance on determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Such leasehold improvements should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals. This Issue is effective for the leasehold improvements acquired in the periods beginning after July 1, 2005. The Company does not expect the adoption of EITF No. 05-6 to have a material effect on its consolidated financial statements.

In November 2005, the FASB issued Financial Statement Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Abstracts, Topic No. D-44 “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held for Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a three-step model to evaluate whether an investment is other-than-temporarily impaired. The guidance in this FSP will be applied to reporting periods beginning after December 15, 2005. The Company does not expect the adoption of the FAS 115-1 to have a material effect on its results of operations or financial condition.

Revision of Classification

Research and development and general administrative expenses include non-cash stock-based compensation expense that was previously reported as a separate line item within operating expenses.

Net loss per share attributable to common stockholders

Basic and diluted net loss per share attributable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less the weighted-average number of unvested shares of common stock issued that are subject to repurchase. The Company has excluded all convertible preferred stock, options and warrants to purchase common stock, and shares of common stock subject to repurchase from the calculation of diluted net loss per share attributable to common stockholders, as such securities are antidilutive for all periods presented.

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share attributable to common stockholders (in thousands):

	Years Ended December 31,
	2005	2004	2003
Convertible preferred stock	15,000	15,811	16,400
Warrants to purchase common stock	2,050	2,050	2,050
Options to purchase common stock	4,977	5,089	4,871
Shares of common stock subject to repurchase	—	23	74

Total	22,027	22,973	23,395

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

2. Investments

Investments consist of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
Mortgage-backed securities	$36,793	$85	$(142)	$36,736
U.S. corporate obligations	28,321	—	(94)	28,227
U.S. government and agencies	3,713	—	(20)	3,693

Total	$68,827	$85	$(256)	$68,656

Contractual Maturities
Due in one year or less	$32,034			$31,920
Mortgage-backed securities	36,793			36,736

Total	$68,827			$68,656

Reported as:
Short-term investments				$31,315
Long-term investments				36,736
Restricted investments				605

Total				$68,656

December 31, 2004
Mortgage-backed securities	$61,174	$201	$(164)	$61,211
U.S. corporate obligations	21,087	—	(79)	21,008
U.S. government and agencies	14,565	2	(25)	14,542
Taxable municipal bonds	469	—	—	469

Total	$97,295	$203	$(268)	$97,230

Contractual Maturities
Due in one year or less	$28,029			$27,996
Due in one year through two years	8,092			8,023
Mortgage-backed securities	61,174			61,211

Total	$97,295			$97,230

Reported as:
Short-term investments				$27,492
Long-term investments				68,761
Restricted investments				977

Total				$97,230

The gross realized gains or losses on sales of available-for-sale securities for 2005, 2004 and 2003 were immaterial and are therefore not shown. The basis on which the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings was determined by the specific identification method.

The Company has determined that unrealized losses are temporary as the extent of the decline, in both dollars and percentage of cost is not significant, and the Company has the ability and intent to hold the investment until it recovers at least substantially all of the cost of the investment.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

At December 31, 2005 the aggregate fair value of investments with continuous unrealized losses are shown below (in thousands):

	Period of continuous unrealized loss
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$11,318	$(65)	$12,807	$(77)	$24,125	$(142)
U.S. corporate obligations	22,372	(78)	5,855	(16)	28,227	(94)
U.S. government and agencies	1,594	(7)	1,962	(13)	3,556	(20)

Total	$35,284	$(150)	$20,624	$(106)	$55,908	$(256)

3. Property and equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Leasehold improvements	$7,489	$7,466
Laboratory equipment	5,628	4,729
Computers and office equipment	1,250	1,127
Furniture and fixtures	1,229	1,168

	15,596	14,490
Less: accumulated depreciation and amortization	(7,064)	(5,027)

Total	$8,532	$9,463

The Company has pledged the majority of its property and equipment as collateral against certain obligations under its office and laboratory lease agreement.

4. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Trade accounts payable	$1,791	$1,170
Compensation and benefits	1,560	830
Clinical trial costs	948	756
Contract manufacturing	558	1,843
Franchise and local taxes	188	216

Total	$5,045	$4,815

5. Income taxes

At December 31, 2005, the Company had net operating loss carryforwards of approximately $71.1 million, which may be used to offset future taxable income. These carryforwards expire from 2018 to 2025 if not utilized. Utilization of net operating loss and tax credit carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in the Company’s ownership, as defined. The Company has not performed this ownership analysis due to its full valuation allowance; however, it is possible that there has been a change in ownership, which would limit the amount of net operating loss available to be used in future years.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

At December 31, 2005 the Company had research and experimentation credit carryforwards of approximately $5.1 million, which will expire from 2019 to 2025.

The Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets
Net operating loss carryforwards	$24,225	$17,092
Capitalized research and development	17,471	13,524
Research and development credit carryforwards	5,109	3,924
Deferred revenue	2,642	3,012
Stock-based compensation	740	1,501
Depreciation and amortization	509	419
Other	575	545

Total deferred tax assets	51,271	40,017
Less: Valuation allowance	(51,271)	(40,017)

Net deferred tax assets	$—	$—

Increases in the valuation allowance were $11.3 million in 2005, $13.6 million in 2004 and $7.9 million in 2003.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Year ended December 31,
	2005	2004	2003
Statutory federal income tax rate	(34)%	(34)%	(34)%
Research and development tax credits	(4)	(4)	(4)
Valuation allowance	38	38	36
Stock compensation	—	—	2

Effective tax rate	0%	0%	0%

6. Collaboration, license, manufacturing and other agreements

ADC collaboration agreements:

The Company has entered into various collaboration agreements relating to the use of its antibody-drug conjugate (ADC) technology. Under the ADC agreements, the collaboration partner performs research and development activities during the research term of the agreement and has the right to obtain exclusive commercialization rights to the Company’s technology for antigen targets identified during the research term. The Company receives upfront technology access payments and is reimbursed for support that it provides during the term of the agreement. The Company is entitled to receive fees, progress dependent milestone payments and royalties on any commercialized products covered by the agreements.

Genentech

In April 2002, the Company entered into an ADC collaboration with Genentech. Upon entering into the agreement, Genentech paid a $2.5 million up front fee to the Company and purchased $3.5 million of the

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

Company’s common stock in a private placement. Under the collaboration, Genentech pays the Company research fees for assistance with development of ADCs. Genentech also pays technology access fees and has agreed to pay progress-dependent milestone payments and royalties on net sales of any resulting products. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration.

In December 2003, Genentech designated additional targets under the ADC collaboration agreement, triggering the payment of an additional $3.0 million fee and the purchase of $7.0 million of the Company’s common stock in a private placement. The $3.0 million fee has been deferred and is being recognized ratably over the then remaining term of 40 months under the research period in the ADC collaboration agreement. The number of shares issued to Genentech was based upon the average closing price of the Company’s common stock for the 30 trading days ending on December 9, 2003, the date Genentech designated the additional targets. The private placement transaction closed on December 18, 2003. Due to an increase in the price of the Company’s common stock between the designation date and the closing date, the excess of the fair value of the shares of common stock issued to Genentech over the purchase price, which excess totaled to $669,000, was recorded as a discount to deferred revenue. This discount is also being recognized ratably over the then remaining term of the Genentech agreement and, under the requirements of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” is recorded as a reduction in revenue being recorded under the collaboration agreement. The Company recorded approximately $199,000 of non-cash contra revenue in each of the years ended December 31, 2005 and 2004. The Company anticipates that it will record future non-cash contra revenue of approximately $199,000 in 2006 and approximately $59,000 in 2007.

In November 2004, Genentech designated additional targets under the ADC collaboration agreement, triggering the payment of an additional $1.6 million fee. This fee has been deferred and is being recognized ratably over 30 months, which represented the then remaining term of the research period under the original collaboration agreement.

During 2005, the Company received fees and milestone payments for assisting Genentech with process development and manufacturing of a HER2-targeted ADC. Material supply and service fees billed as a result of these process development and manufacturing activities were deferred and recognized to revenue ratably over a two year development period. Payments for the achievement of substantive milestones were recognized when the milestone was achieved.

Bayer

In September 2004, the Company entered into an ADC collaboration with Bayer Pharmaceuticals Corporation. Under the terms of the multi-year agreement, Bayer paid the Company an upfront fee of $2.0 million for an exclusive license to the Company’s ADC technology for a single antigen. The upfront fee is being recognized as revenue ratably over the three year research period of the agreement. Bayer pays material supply and research support fees for any assistance provided by the Company in developing ADC products, as well as annual maintenance fees. The material supply and research support fees are recognized as the activities are performed and the maintenance fees are recognized ratably over the applicable annual maintenance period. Bayer is responsible for research, product development, manufacturing and commercialization of all products under the collaboration and may make progress-dependent milestone payments and pay royalties on net sales of resulting ADC products. Progress dependent milestones will be recognized to revenue as the milestones are achieved.

CuraGen.

In June 2004, the Company entered into an ADC collaboration with CuraGen Corporation. Under the terms of the multi-year agreement, CuraGen paid the Company an upfront fee of $2.0 million for an exclusive license

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

to the Company’s ADC technology for a single antigen. The upfront fee is being recognized as revenue ratably over the two year research period of the agreement. CuraGen also pays material supply and research support fees for any assistance provided by the Company in developing ADC products, as well as annual maintenance fees. The material supply and research support fees are recognized as the activities are performed and any maintenance fees received are recognized as revenue ratably over the annual maintenance period. CuraGen is responsible for research, product development, manufacturing and commercialization of all products under the collaboration and may make progress-dependent milestone payments and pay royalties on net sales of resulting ADC products. Progress dependent milestones are recognized to revenue as the milestones are achieved.

In February 2005, CuraGen paid the Company an additional fee to exercise an option for an exclusive license to the Company’s ADC technology for a second antigen under the parties’ existing collaboration agreement. The fee is being recognized as revenue ratably over 16 months, which represented the then remaining term of the research period of the agreement. Under the terms of the agreement, CuraGen has rights to use the Company’s ADC technology with antibodies against up to two targets selected by CuraGen. CuraGen also pays ongoing technology access and material supply fees and has agreed to make progress-dependent milestone payments and pay royalties on net sales of ADC products. CuraGen is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration.

UCB Celltech

In March 2002, the Company entered into an ADC collaboration with Celltech Group. The collaboration was assumed by UCB Celltech in 2004 upon UCB S.A.’s acquisition of Celltech. Under the terms of this agreement, UCB Celltech paid the Company an upfront technology access fee that is being recognized as revenue over the four year research period of the agreement, is paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. UCB Celltech is responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this agreement. During 2003 and 2004, the Company achieved several preclinical milestones under the Company’s ADC collaboration with UCB Celltech, which triggered payments to the Company.

MedImmune

In April 2005, the Company entered into an ADC collaboration with MedImmune, Inc. MedImmune paid an upfront fee of $2.0 million for rights to utilize the Company’s ADC technology against a single tumor target under this agreement. The upfront fee was deferred and is being recognized as revenue ratably over the two year research period of the collaboration. MedImmune also has an option to pay an additional fee to access the ADC technology for a second proprietary antibody program. Under the terms of the collaboration, MedImmune has agreed to make progress-dependent milestone payments and pay royalties on net sales of any resulting ADC products. MedImmune is responsible for research, product development, manufacturing and commercialization of all products under the collaboration. The Company will receive material supply and annual maintenance fees as well as research support payments for any assistance provided to MedImmune in developing ADC products.

PDL BioPharma

In June 2001, the Company entered into an ADC collaboration with Eos Biotechnology, which was assumed by Protein Design Labs upon its acquisition of Eos Biotechnology in 2003. In January 2004, the Company and Protein Design Labs, now called PDL BioPharma, Inc., agreed to expand the ADC collaboration. The Company agreed to provide additional support to PDL BioPharma in its development of ADC product candidates in exchange for receipt of increased fees, milestones and royalties on net sales of any ADC products resulting from the collaboration. Under this collaboration, the Company received technology access fees, which are being recognized as revenue over the relevant option periods for each designated antigen. PDL BioPharma is

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this collaboration.

PSMA Development Company

In June 2005, the Company entered into an ADC collaboration with PSMA Development Company LLC, a joint venture between Progenics Pharmaceuticals, Inc. and Cytogen Corporation. The license provides PSMA Development Company with rights to utilize the Company’s ADC technology to link cell-killing drug payloads to PSMA Development Company’s fully human monoclonal antibodies that target prostate-specific membrane antigen (PSMA). Under the terms of the collaboration, PSMA Development Company paid the Company a $2.0 million upfront fee which was deferred and is being recognized as revenue ratably over the three year research period of the collaboration. PSMA Development Company has also agreed to make progress-dependent milestone payments and pay royalties on net sales of resulting ADC products. PSMA Development Company is responsible for research, product development, manufacturing and commercialization of all products under the collaboration. The Company will receive material supply and annual maintenance fees as well as research support payments for any assistance provided to PSMA Development Company in developing ADC products.

ADEPT collaboration agreement with Genencor International:

In January 2002, the Company formed a strategic alliance with Genencor International to discover and develop a class of cancer therapeutics based on tumor-targeted enzymes that activate prodrugs. As part of the collaboration, Genencor purchased $3.0 million of the Company’s common stock in a private placement. In July 2003, the Company and Genencor agreed to amend and extend the collaboration for an additional two years in exchange for an additional payment from Genencor, recognized as revenue over the remaining research period of the agreement. The research period of the agreement expired on January 4, 2006. Under the terms of the amended agreement, Genencor has non-exclusive rights to use the Company’s antibody-directed enzyme prodrug therapy, or ADEPT, technology with Genencor’s own antibodies and antigen targets. In exchange, Genencor will pay the Company technology access and research fees and has agreed to pay milestones and royalties on sales of any products that utilize the Company’s ADEPT or prodrug technologies.

Co-development agreement with Celera Genomics Group:

In July 2004, the Company and Celera Genomics Group, an Applera Corporation business, formed a strategic collaboration to jointly discover and develop antibody-based therapies for cancer. Products developed under the collaboration may include either monoclonal antibodies or ADCs. Under the terms of the multi-year agreement, Celera Genomics and the Company will jointly designate a number of cell-surface proteins discovered and validated through Celera Genomics’ proprietary proteomic platform as antigen targets. The Company will carry out initial screening to generate and select the appropriate corresponding antibodies or ADCs for joint development and commercialization, after which Celera Genomics and the Company will co-fund preclinical and clinical product development and will share any profits resulting from collaboration products. Either party may opt out of co-development of a particular product and receive royalties on net sales. Celera Genomics will also pay progress-dependent commercialization milestones to the Company for any co-developed ADCs.

License and other agreements:

Bristol-Myers Squibb

In March 1998, the Company obtained rights to certain of the Company’s technologies and product candidates, portions of which are exclusive, through a license agreement with Bristol-Myers Squibb. Through this license, the Company secured rights to monoclonal antibody-based cancer targeting technologies, including issued patents, monoclonal antibodies, chemical linkers, a ribosome-inactivating protein and enabling

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

technologies. Under the terms of the license agreement, the Company is required to pay royalties on net sales of future products incorporating technology licensed from Bristol-Myers Squibb.

Genentech

In March 2003, the Company entered into license agreements with Genentech providing the Company with certain rights relating to its SGN-40 product candidate, including a license under Genentech’s Cabilly patents covering the recombinant expression of antibodies. The Company has paid and will pay additional license fees to Genentech, in addition to a progress-dependent milestone payment and royalties on net sales of anti-CD40 products that use Genentech’s technology.

PDL BioPharma

In January 2004, PDL BioPharma and the Company entered into a license agreement that granted the Company a license and options for two additional licenses under PDL BioPharma’s antibody humanization patents. Under the terms of the license agreement, the Company is required to pay PDL BioPharma annual maintenance fees and royalties on net sales of products using PDL BioPharma’s antibody humanization technology. Additionally, in April 2005, the Company entered into a license agreement with PDL BioPharma for exclusive rights to PDL BioPharma’s anti-CD33 program for both unconjugated antibody and ADC applications. Under the license agreement, the Company received rights to patents and patent applications, as well as supplies of clinical-grade materials and a nonexclusive CD33 license under PDL BioPharma’s antibody humanization patents. The Company paid an upfront fee and has agreed to pay progress dependent milestone payments and royalties on net sales of any resulting products. In addition, the Company agreed to reduce the royalties payable by PDL BioPharma with respect to a limited number of products that PDL BioPharma might develop under the existing ADC collaboration between the companies. The companies have also granted each other a co-development option for second generation anti-CD33 antibodies with improved therapeutic characteristics developed by either party. The upfront fee paid to PDL BioPharma has been recorded as an offset to deferred revenue and will be recognized as contra-revenue over the remaining research period of the existing ADC collaboration. Future progress dependent milestone payments and royalties paid to PDL BioPharma will be expensed as research and development expense when incurred.

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

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

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

Arizona State University

In February 2000, the Company entered into a license agreement with Arizona State University for a worldwide, exclusive license to the cell-killing agent Auristatin E. The Company subsequently amended this agreement in August 2004. Under the terms of the amended agreement, the Company is required to pay annual maintenance fees to Arizona State University until expiration of the licensed patents covering Auristatin E, but does not expect to pay ASU any milestones or royalties on sales of products utilizing the Company’s ADC technology.

Development, supply and other agreements:

Abbott Laboratories

In February 2004, the Company entered into an agreement with Abbott Laboratories for manufacturing of its SGN-30 monoclonal antibody product candidate. This antibody is also used in the Company’s SGN-35 product candidate. The Company also entered into a manufacturing agreement with Abbott for manufacturing of its SGN-40 monoclonal antibody product candidate in February 2005. Under the terms of both agreements, Abbott has performed scale-up and GMP manufacturing for clinical trials, and has agreed to supply commercial-grade material to support potential regulatory approval and commercial launch.

Albany Molecular Research, Inc.

In May 2005, the Company entered into a manufacturing and supply agreement with Albany Molecular Research, Inc. for GMP manufacturing of the proprietary drug-linker system employed in its SGN-35 product candidate. The volume, pricing and specifications for manufacture and supply will be determined on a project by project basis. The Company has also entered into a preferred provider agreement with Albany Molecular Research to enable its ADC collaborators to order drug-linker materials directly from Albany Molecular Research to support the collaborators’ development of ADCs utilizing the Company’s technology. The Company is entitled to receive payments from Albany Molecular Research under the preferred provider agreement.

The Company routinely enters into license agreements, development and supply agreements, contract manufacturing agreements and other agreements, which obligate it to pay fees and other payments which vary by agreement. These agreements obligate the Company to pay certain fees which vary by agreement. In some cases, the Company has also agreed to pay progress-dependent milestone payments and royalties on commercial sales of resulting products for specified periods. The minimum contractual payments to be made by the Company under its existing license, collaboration and contract manufacturing agreements are expected to aggregate to approximately $2.1 million in 2006, $219,000 in 2007, $200,000 in 2008, $205,000 in 2009 and $210,000 in 2010. Furthermore, some of those agreements also provide for payments upon the achievement of certain milestones and the payment of royalties based on net sales of commercial products. The Company does not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years. The milestone payments could be substantially higher and the royalties could be payable earlier if the Company more rapidly advances product candidates through clinical trials, files or receives regulatory approvals or achieves commercial sales sooner than expected.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

7. Commitments and contingencies

In December 2000, the Company entered into an operating lease for office and laboratory space. The lease provides for monthly lease payments that began in June 2001. The initial lease term is ten years with two, seven- year renewal options, subject to certain conditions. In March 2003, the lease was amended and the Company agreed to secure the majority of its property and equipment and maintain restricted investments as collateral for certain obligations under its office and laboratory lease.

As of December 31, 2005, the Company has restricted investments totaling $605,000 as collateral for certain obligations of the lease. These investment securities are restricted as to withdrawal and are managed by a third party. The lease terms provide for changes in the amounts pledged based upon the Company’s market capitalization, stockholders’ equity or cash and investments balance until the lease expiration date of May 31, 2011. As a result, the amount of restricted cash is subject to a reduction down to approximately $478,000 by June 2006. In the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company is obligated to increase its restricted investment balance to as much as approximately $3.4 million. As of December 31, 2005, the Company was in compliance with these thresholds.

The lease agreement contains scheduled rent increases. Accordingly, the Company has recorded a deferred rent liability of $513,000 at December 31, 2005. The Company has also entered into operating lease obligations through July 2008 for certain office equipment.

Future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

Years ending December 31,
2006	$2,152
2007	2,175
2008	2,208
2009	2,245
2010	2,290
Thereafter	962

$12,032

Rent expense attributable to noncancelable operating leases totaled approximately $2.2 million for each of the years ended December 31, 2005 and 2004 and $2.1 million for the years ended December 31, 2003.

8. Stockholders’ equity

Series A convertible preferred stock and warrants financing

On July 8, 2003 the Company issued 1,640,000 shares of newly designated Series A convertible preferred stock through a private placement at a purchase price of $25.00 per share. Each share of Series A convertible preferred stock is convertible into 10 shares of common stock at a conversion price of $2.50 per share. In addition, the purchasers of the Series A convertible preferred stock received warrants to purchase 2,050,000 shares of common stock with an exercise price of $6.25 per share and an expiration date of December 31, 2011.

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

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

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

The Company received approximately $40.4 million, net of $625,000 of issuance costs from the sale of the Series A convertible preferred stock and warrants. The Company allocated $36.8 million of the net proceeds to the Series A convertible preferred stock and $3.6 million to the warrants to purchase common stock. This allocation was based on the relative fair values of each security on the date of issuance pursuant to Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value used to allocate proceeds to the Series A convertible preferred stock was based upon a valuation that considered, among other things, the closing price of the common stock on the date of closing, the impact of the preferred stock on market capitalization on an as converted basis and liquidation preferences. The fair value of the warrants to purchase common stock was estimated using the Black-Scholes option pricing model using the following assumptions: exercise price of $6.25; no dividends; term of approximately 8.5 years; risk free interest rate of 3.81%; and volatility of 86.7%.

In accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company separately assigned a $36.8 million value to the embedded beneficial conversion feature of the Series A convertible preferred stock. The beneficial conversion feature was recorded as a discount to paid-in capital associated with the Series A convertible preferred stock and a corresponding increase to additional paid-in capital. The beneficial conversion feature represents the difference between the as-converted accounting value of the Series A convertible preferred stock as of the original agreement date of May 12, 2003 and the fair value of the common stock as of the closing date of the transaction on July 8, 2003, following approval of the financing by the Company’s stockholders. The May 12, 2003 as converted value of the Series A convertible preferred stock was based on the weighted-average price of the common stock for the 30 trading days preceding May 12, 2003, as adjusted for the fair value allocation described above.

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

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

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

During the third quarter of 2004, 140,000 shares of Series A convertible preferred stock were redeemed and converted into 1,400,000 shares of common stock pursuant to the terms of the Series A convertible preferred stock.

The Company is authorized to issue up to 100,000,000 shares of common stock. At December 31, 2005, shares of common stock reserved for future issuance are as follows (in thousands):

Series A convertible preferred stock	15,000
Stock options outstanding	4,821
Warrants outstanding	2,050
Stock options available for grant	2,820
Employee stock purchase plan shares available for issuance	833

25,524

Employee Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (Purchase Plan) with a total of 832,773 shares of common stock reserved for issuance under the Purchase Plan as of December 31, 2005. The number of shares reserved for issuance under the Purchase Plan is subject to an automatic annual increase on the first day of each of the fiscal years ending in 2010 that is equal to the lesser of (1) 300,000 shares; (2) 1% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year; or (3) such lesser number of shares as the Board of Directors determines. A total of 97,342 shares were sold to employees during 2005 at an average purchase price of $4.21 per share, 77,750 shares were sold to employees during 2004 at an average purchase price of $3.04 per share and 42,954 shares were sold to employees during 2003 at an average purchase price of $2.79 per share. Under the terms of the Purchase Plan, shares are purchased at 85 percent of the fair market value of the Company’s common stock on either the first day of an offering period or the last day of a purchase period, whichever is lower.

9. Stock option plan

1998 Stock Option Plan

The Company has a 1998 Stock Option Plan (Option Plan) whereby 9,172,910 shares of the Company’s common stock were reserved for issuance to employees, officers, consultants and advisors of the Company as of December 31, 2005. The Option Plan provides for an annual increase in the number of reserved shares on the first day of each of the Company’s fiscal years ending in 2008 that is equal to the lesser of (1) 1,200,000 shares; (2) 4% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year; or (3) such lesser number of shares as the Board of Directors determines. Options granted under the Option Plan may be either incentive stock options or nonstatutory stock options as determined by the Board of Directors. The term of the Option Plan is ten years.

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

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

In 2004, the Company recorded a non-cash, stock-based compensation charge of approximately $348,000 for accelerated vesting of stock options for employee severance.

Generally, options granted under the Option Plan vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following three years.

2000 Directors’ Stock Option Plan

The Company has a 2000 Directors’ Stock Option Plan (Directors’ Plan). Under the terms of the Directors’ Plan, each existing non-employee director who had not previously been granted a stock option by the Company, was granted a nonstatutory stock option to purchase 25,000 shares of common stock on the effective date of this plan, March 6, 2001. Each new non-employee director who becomes a director after the effective date of the plan will also be granted a nonstatutory stock option to purchase 25,000 shares of common stock on the date on which such individual first becomes a member of the Board of Directors. Each initial option shall vest at the rate of 25% of the total number of shares subject to such option twelve months after the date of grant, with the remaining shares vesting thereafter in equal monthly installments over three years. Thereafter, on the dates of each annual stockholder meeting, each non-employee director who has been a member of the Board of Directors for at least six months will be granted a nonstatutory stock option to purchase 10,000 shares of common stock. Each annual option shall vest at the rate of 100% of the total number of shares subject to such option on the day before the one-year anniversary of the grant date.

All options granted under the Directors’ Plan have a term of ten years and an exercise price equal to the fair value of the underlying shares on the date of grant. A total of 400,000 shares of common stock have been reserved for issuance and at December 31, 2005, stock options to acquire a total of 195,000 shares of common stock are outstanding under the Director’s Plan.

The weighted-average exercise prices and grant date fair values of options granted were as follows:

	Years ended December 31,
	2005		2004		2003
	Weighted- average exercise price	Weighted- average fair value	Weighted- average exercise price	Weighted- average fair value	Weighted- average exercise price	Weighted- average fair value
Exercise prices equal to the fair value of the stock at the date of grant	$5.55	$3.46	$7.46	$5.37	$5.15	$3.83

Exercise prices greater than the fair value of the stock at the date of grant	$—	$—	$10.33	$6.49	$—	$—

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

A summary of stock option activity for both the Option Plan and Director’s Plan is as follows:

		Options outstanding
	Shares available for grant	Number of shares	Weighted- average exercise price per share
Balance, December 31, 2002	1,129,156	3,840,129	$5.28
Additional shares reserved	1,200,000	—	—
Options granted	(1,474,625)	1,474,625	$5.15
Options exercised	—	(204,375)	$2.77
Options forfeited	239,022	(239,022)	$5.08

Balance, December 31, 2003	1,093,553	4,871,357	$5.36

Additional shares reserved	1,200,000	—	—
Options granted	(1,204,875)	1,204,875	$7.72
Options exercised	—	(425,105)	$3.04
Options forfeited	600,947	(600,947)	$6.23

Balance, December 31, 2004	1,689,625	5,050,180	$6.02

Additional shares reserved	1,200,000	—	—
Options granted	(1,154,125)	1,154,125	$5.55
Options exercised	—	(298,550)	$2.51
Options forfeited	1,084,924	(1,084,924)	$7.17

Balance, December 31, 2005	2,820,424	4,820,831	$5.86

Options exercisable at:
December 31, 2003		2,125,601	$5.23
December 31, 2004		2,938,451	$5.63
December 31, 2005		2,813,834	$5.75

The following table summarizes information about options outstanding for both the Option Plan and Director’s Plan at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise price	Number of shares	Weighted- average remaining contractual life (in years)	Weighted- average exercise price per share	Number of shares	Weighted- average exercise price per share
$0.10 - $ 0.29	91,432	3.93	$0.23	91,432	$0.23
$2.33 - $ 5.07	1,129,226	6.48	3.47	861,117	3.32
$5.11 - $ 6.00	1,196,942	8.60	5.54	299,126	5.45
$6.02 - $ 6.72	1,158,244	7.20	6.35	759,779	6.45
$6.74 - $10.33	1,244,987	7.28	8.32	802,380	8.43

$0.10 - $10.33	4,820,831	7.34	$5.86	2,813,834	$5.75

Seattle Genetics, Inc.

Notes to Financial Statements (Continued)

10. Employee benefit plan

The Company has a 401(k) Plan for all of its employees. The Plan allows eligible employees to defer up to 15%, but no greater than $14,000 (or $18,000 for employees more than 50 years old) in calendar year 2005, of their pretax compensation at the discretion of the employee. Effective February 1, 2003, the Company implemented a 401(k) matching program whereby the Company contributes fifty cents for each dollar an employee contributes, with a maximum contribution of 50% of the first 4% of a participant’s earnings not to exceed 50% of the prescribed annual limit. Under its matching program to the plan, the Company contributed a total of approximately $203,000 in 2005, $167,000 in 2004 and $104,000 in 2003.

11. Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2005 and 2004. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

Quarterly Financial Data (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2005
Revenues	$2,606	$2,200	$2,632	$2,319
Net loss attributable to common stockholders	$(7,553)	$(8,360)	$(6,171)	$(7,349)
Net loss per share attributable to common stockholders—basic and diluted	$(0.18)	$(0.20)	$(0.15)	$(0.17)

2004
Revenues	$1,972	$1,542	$1,491	$1,696
Net loss attributable to common stockholders	$(8,909)	$(35,921)	$(16,597)	$(10,570)
Net loss per share attributable to common stockholders—basic and diluted	$(0.24)	$(0.89)	$(0.40)	$(0.25)

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

(b)    Changes in internal control over financial reporting.    There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)    Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

The information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held on May 12, 2006, and the information to be included in the proxy statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2005 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 12, 2006.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2005 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 12, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2005 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 12, 2006.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2005 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 12, 2006.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2005 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 12, 2006.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(10)	Certificate of Designations of Series A Convertible Preferred Stock.

3.3(11)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(1)	Amended and Restated Investors’ Rights Agreement dated December 22, 1999 between Seattle Genetics, Inc. and certain of its stockholders.

4.3(9)	Form of Common Stock Warrant.

4.4(9)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.5(11)	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†(1)	License Agreement dated March 30, 1998 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.2†(1)	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated August 10, 1999 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.3(1)	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.4†(1)	License Agreement dated June 14, 1998 between Seattle Genetics, Inc. and Mabtech AB.

10.5†(1)	First Amendment to the Mabtech License Agreement dated January 31, 2000 between Seattle Genetics, Inc. and Mabtech AB.

10.6†(1)	License Agreement dated September 20, 1999 between Seattle Genetics, Inc. and the University of Miami.

10.7†(1)	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seattle Genetics, Inc. and the University of Miami.

10.8†(1)	License Agreement dated February 3, 2000 between Seattle Genetics, Inc. and the Arizona Board of Regents.

10.9†(1)	Lease Agreement dated December 1, 2000 between Seattle Genetics, Inc. and WCM132-302, LLC.

Number	Description
10.10(19)	Amended and Restated 1998 Stock Option Plan.

10.11(17)	Form Notice of Grant and Stock Option Agreement under Amended and Restated 1998 Stock Option Plan.

10.12(17)	Form Notice of Grant and Stock Option Agreement under 2000 Directors’ Stock Option Plan.

10.13(1)	2000 Directors’ Stock Option Plan.

10.14(1)	2000 Employee Stock Purchase Plan.

10.15(1)	Form of Indemnification Agreement between Seattle Genetics, Inc. and each of its officers and directors.

10.16†(2)	Collaboration Agreement dated June 4, 2001 between Seattle Genetics, Inc. and Eos Biotechnology, Inc.

10.17(4)	Executive Employment Agreement dated October 26, 2001 between Seattle Genetics, Inc. and Clay B. Siegall.

10.18†(5)	Collaboration Agreement dated January 4, 2002 between Seattle Genetics, Inc. and Genencor International, Inc.

10.19†(5)	Collaboration Agreement dated March 27, 2002 between Seattle Genetics, Inc. and Celltech R&D Limited.

10.20†(6)	Collaboration Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.21†(6)	2002 Common Stock Purchase Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.22†(7)	Agreement for Clinical Supply dated October 9, 2002 among Seattle Genetics, Inc., Gensia-Sicor Pharmaceuticals, Inc. and Gensia-Sicor Pharmaceutical Sales, Inc.

10.23†(7)	Contract Manufacturing Agreement dated January 3, 2003 between Seattle Genetics, Inc. and ICOS Corporation.

10.24†(8)	License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.25†(8)	Non-Exclusive Cabilly Patent License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.26(9)	Securities Purchase Agreement dated May 12, 2003 among Seattle Genetics, Inc. and the purchasers of Series A Convertible Preferred Stock and Warrants named therein.

10.27(9)	Amendment No. 1 dated May 14, 2003 to Securities Purchase Agreement dated May 12, 2003 among Seattle Genetics, Inc. and the purchasers of Series A Convertible Preferred Stock and Warrants named therein.

10.28(10)	Amendment No. 2 dated June 2, 2003 to Securities Purchase Agreement dated May 12, 2003 among Seattle Genetics, Inc. and the purchasers of Series A Convertible Preferred Stock and Warrants named therein.

10.29†(11)	First Amendment to Lease dated May 28, 2003 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.30†(12)	Amendment No. 1 to Collaboration Agreement dated July 28, 2003 between Seattle Genetics, Inc. and Genencor International, Inc.

10.31(12)	Change of Control Agreement dated March 29, 2002 between Seattle Genetics, Inc. and Eric L. Dobmeier.

Number	Description
10.32†(14)	Amendment to Collaboration Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.33†(14)	Patent Rights Master Agreement and Research License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.34†(14)	Patent License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.35†(14)	Development and Supply Agreement dated February 23, 2004 between Seattle Genetics, Inc. and Abbott Laboratories.

10.36†(15)	Collaboration Agreement dated June 22, 2004 between Seattle Genetics, Inc. and CuraGen Corporation.

10.37†(16)	Collaboration Agreement dated July 20, 2004 between Seattle Genetics, Inc. and Applera Corporation through its Celera Genomics Group.

10.38†(16)	Amendment No. 2 to Collaboration Agreement dated August 16, 2004 between Seattle Genetics, Inc. and Genencor International, Inc.

10.39†(16)	Amendment No. 3 to License Agreement dated August 17, 2004 between Seattle Genetics, Inc., and Arizona Science & Technology Enterprises d/b/a Arizona Technology Enterprises.

10.40†(16)	Collaboration and License Agreement dated September 27, 2004 between Seattle Genetics, Inc. and Bayer Pharmaceuticals Corporation.

10.41†(18)	Development and Supply Agreement dated February 18, 2005 between Seattle Genetics, Inc. and Abbott Laboratories.

10.42†(20)	License Agreement dated April 12, 2005 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.43†(20)	Collaboration Agreement dated April 27, 2005 between Seattle Genetics, Inc. and MedImmune, Inc.

10.44†(20)	Manufacturing and Supply Agreement dated May 4, 2005 between Seattle Genetics, Inc. and Organichem Corporation.

10.45†(20)	Collaboration Agreement dated June 14, 2005 between Seattle Genetics, Inc. and PSMA Development Company LLC.

10.46(21)	Executive Employment Agreement dated October 17, 2005 between Seattle Genetics, Inc. and Todd E. Simpson.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(10)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.

(11)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(16)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(17)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(18)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 18, 2005.

(20)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on October 21, 2005.

†	Confidential treatment requested as to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

Date: March 8, 2006	By:	/s/ CLAY B. SIEGALL
Clay B. Siegall President & Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2006	By:	/s/ TODD E. SIMPSON
Todd E. Simpson Chief Financial Officer (Principal Finance and Accounting Officer)

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

Signature	Title	Date

/s/ CLAY B. SIEGALL Clay B. Siegall	President, Chief Executive Officer and Interim Chairman of the Board	March 8, 2006

/s/ FRANKLIN M. BERGER Franklin M. Berger	Director	March 8, 2006

/s/ DAVID W. GRYSKA David W. Gryska	Director	March 8, 2006

/s/ DOUGLAS G. SOUTHERN Douglas G. Southern	Director	March 8, 2006

Marc E. Lippman	Director	March , 2006

/s/ SRINIVAS AKKARAJU Srinivas Akkaraju	Director	March 8, 2006

/s/ FELIX BAKER Felix Baker	Director	March 8, 2006