Form 10-Q
period 2006-03-31
SEATTLE GENETICS INC /WA
filed 2006-05-09
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 5, 2006, there were 49,768,729 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Seattle Genetics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$11,709	$11,156
Short-term investments	24,530	31,315
Interest receivable	688	678
Accounts receivable	357	683
Prepaid expenses and other	722	314

Total current assets	38,006	44,146
Property and equipment, net	8,094	8,532
Restricted investments	610	605
Long-term investments	34,207	36,736

Total assets	$80,917	$90,019

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$5,045	$5,045
Current portion of deferred revenue	5,496	6,053

Total current liabilities	10,541	11,098

Long-term liabilities
Deferred rent	519	513
Deferred revenue, less current portion	1,884	2,950

Total long-term liabilities	2,403	3,463

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, 1,500,000 shares issued and outstanding at March 31, 2006 and at December 31, 2005	2	2
Common stock, $0.001 par value, 100,000,000 shares authorized; 42,448,879 shares issued and outstanding at March 31, 2006 and 42,379,895 issued and outstanding at December 31, 2005	42	42
Additional paid-in capital	220,402	219,159
Accumulated other comprehensive loss	(196)	(171)
Accumulated deficit	(152,277)	(143,574)

Total stockholders’ equity	67,973	75,458

Total liabilities and stockholders’ equity	$80,917	$90,019

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2006	2005
Revenues
Collaboration and license agreements	$2,141	$2,606

Operating expenses
Research and development	9,251	8,975
General and administrative	2,307	1,845

Total operating expenses	11,558	10,820

Loss from operations	(9,417)	(8,214)
Investment income, net	714	661

Net loss	$(8,703)	$(7,553)

Net loss per share – basic and diluted	$(0.21)	$(0.18)

Shares used in computation of net loss per share - basic and diluted	42,418	42,067

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2006	2005
Operating activities
Net loss	$(8,703)	$(7,553)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	954	10
Depreciation and amortization	588	566
Amortization on investments	216	284
Deferred rent	6	16
Changes in operating assets and liabilities
Interest receivable	(10)	199
Accounts receivable	326	569
Prepaid expenses and other	(384)	(101)
Accounts payable and accrued liabilities	—	(50)
Deferred revenue	(1,623)	(116)

Net cash used in operating activities	(8,630)	(6,176)

Investing activities
Purchases of investments	(6,823)	(11,775)
Proceeds from sales and maturities of investments	15,891	18,519
Purchases of property and equipment	(174)	(411)

Net cash provided by investing activities	8,894	6,333

Financing activities
Net proceeds from issuance of common stock	289	601

Net cash provided by financing activities	289	601

Net increase in cash and cash equivalents	553	758
Cash and cash equivalents, at beginning of period	11,156	9,645

Cash and cash equivalents, at end of period	$11,709	$10,403

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed interim financial statements of Seattle Genetics, Inc. (“Seattle Genetics” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles for unaudited condensed interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full calendar year or for any future period. Management has determined that the Company operates in one segment. Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share amounts.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for a full year.

2. Stock compensation expense

The Company has three share-based payment plans, which are described below. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant.

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”) using the modified prospective method. Under this transition method, compensation cost recognized for the quarter ended March 31, 2006 includes: (a) compensation cost related to stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123; (b) compensation cost related to stock options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R; and (c) compensation costs related to the Company’s employee stock purchase plan. In each case, expense recorded in the period reflects the service cost of the underlying stock option attributable to the period. In accordance with the modified prospective method, the results for the prior periods have not been restated.

The Company uses the straight-line attribution method for recognizing compensation expense under FAS 123R. Previously, under the disclosure-only provisions of FAS 123, the Company used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period. Compensation expense is recognized on awards ultimately expected to vest and reduced for estimated forfeitures that are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

The Company accounts for options issued to non-employees under FAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, the value of such options is periodically re-measured and income or expense is recognized during their vesting terms.

Description of share-based payment plans

The Company has a 1998 Stock Option Plan (Option Plan) and a 2000 Directors’ Stock Option Plan (Directors’ Plan) as share-based payment plans for employees, members of our scientific advisory board and members of our board of directors. Stock options granted under these plans generally vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following three years and generally expire ten years from the date of grant, except for annual stock option grants to members of the board of directors which vest on an annual basis. At March 31, 2006, approximately 10.8 million shares were authorized and approximately 3.2 million shares were available for future grant under these plans.

The Company also has a 2000 Employee Stock Purchase Plan (Stock Purchase Plan). Under the terms of the Stock Purchase Plan, shares of the Company’s common stock may be purchased by eligible employees over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each purchase period. Under the Stock Purchase Plan, a total of 43,616 shares were sold to employees during the three months ended March 31, 2006 and 54,594 shares in the comparable period in 2005. At March 31, 2006, approximately 789,000 shares of common stock were reserved for issuance under the Stock Purchase Plan.

Impact of the adoption of FAS 123R

The impact on the Company’s results of operations of recording share-based payment awards to employees and directors including employee stock options and employee stock purchases related to our employee stock purchase plan for the three-month period ended March 31, 2006 is as follows (in thousands):

Research and development	$542
General and administrative	369

Total	$911

The Company’s basic and diluted net loss per share for the three months ended March 31, 2006 increased by $0.02 due to the adoption of FAS 123R. The estimated forfeiture rate applied to these amounts is derived from historical termination behavior. The above amounts exclude non-employee options accounted for in accordance with EITF 96-18 in the amount of $43,000.

Cash received from option exercises under all share-based payment arrangements for the three-month period ended March 31, 2006 was $289,000 and $602,000 for the comparable period in 2005. No tax benefit was recognized related to share-based compensation expense since the Company has never reported taxable income and the Company has established a full valuation allowance to offset all of the potential tax benefits associated with the Company’s deferred tax assets. In addition, no amounts of share-based compensation costs were capitalized as part of an asset for the periods presented.

Valuation assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rates	4.5%	3.8%
Expected lives (in years)	5.4	5.1
Dividend yield	0%	0%
Expected volatility	71%	75%

The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield. The Company’s computation of expected volatility for the first quarter of 2006 is based on the historical volatility of the Company’s stock price. The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately the expense that will be recognized over the life of the option.

The fair value of each option element of the Stock Purchase Plan is estimated on the date of grant using the Black-Scholes valuation model with the assumptions noted in the following table. The risk-free rate for periods within the contractual life of the purchasing period is based on the U.S. Treasury yield curve in effect at the beginning of the offering period. Expected term reflects the four, six-month purchasing periods within the Company’s two year offering period for the Stock Purchase Plan. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield. Expected volatilities are based on historical volatility of the Company’s stock.

	Three Months Ended March 31,
	2006	2005
Risk-free interest rates	4.0% - 4.6%	3.7%
Expected lives (in years)	0.5 – 2.0	0.5 – 2.0
Dividend yield	0%	0%
Expected volatility	71% - 74%	75%

Stock-based payment award activity

The following table summarizes activity under the Company’s Option Plan and Directors’ Plan for the three months ended March 31, 2006 (in thousands, except per share amounts and remaining contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	4,821	$5.86
Granted	874	5.57
Exercised	(25)	3.19
Forfeited/expired/cancelled	(65)	6.33

Outstanding at March 31, 2006	5,605	$5.82	7.51	$2,313

Options exercisable at March 31, 2006	3,047	$5.77	6.18	$2,065

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at March 31, 2006. The aggregate intrinsic value of options exercised under the Company’s stock option plans was $61,000 during the three months ended March 31, 2006 and $282,000 for the comparable period in 2005, determined as of the date of option exercise. As of March 31, 2006, there was approximately $5.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, as adjusted for expected forfeitures, granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of two years.

The weighted average grant-date fair value of options granted in the three-month period ended March 31, 2006 was $3.54 and $3.63 for the comparable period in 2005. The weighted average grant-date fair value of the purchase rights existing under the Company’s Stock Purchase Plan during the first quarter of 2006 was $2.93 and $1.98 for the comparable period in 2005.

The Company granted a total of 15,000 options to certain members of its scientific advisory board during the three months ended March 31, 2006 and none in the comparable period in 2005. The Company has accounted for these non-employee options in accordance with EITF 96-18 and, accordingly, recorded non-cash stock-based compensation expense of $43,000 for the three months ended March 31, 2006 and $10,000 for the comparable period in 2005.

Pro forma information for periods prior to the adoption of FAS 123R

Results for prior periods have not been restated to reflect the effects of implementing FAS 123R. The pro forma information for the three months ended March 31, 2005 was as follows (in thousands, except per share amounts):

Three months ended March 31, 2005
Net loss	$(7,553)
Deduct: total stock compensation expense for employees determined under the fair value method	(1,297)

Pro forma net loss	$(8,850)

Basic and diluted net loss per share
As reported	$(0.18)

Pro forma	$(0.21)

3. Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all convertible preferred stock, warrants and options to purchase common stock from the calculation of diluted net loss per share as such securities are antidilutive for all periods presented.

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Three months ended, March 31,
	2006	2005
Convertible preferred stock	15,000	15,000
Warrants to purchase common stock	2,050	2,050
Options to purchase common stock	5,298	5,324

Total	22,348	22,374

4. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available for sale investments are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net loss	$(8,703)	$(7,553)
Unrealized loss on securities available for sale, net of reclassification adjustment	(25)	(43)

Comprehensive loss	$(8,728)	$(7,596)

5. Investments

Investments consist of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2006
Mortgage-backed securities	$32,346	$64	$(197)	$32,213
U.S. corporate obligations	23,285	—	(49)	23,236
U.S. government and agencies	3,115	—	(13)	3,102
Municipal Bonds	797	—	(1)	796

Total	$59,543	$64	$(260)	$59,347

Contractual Maturities
Due in one year or less	$25,201			$25,140
Due in one to two years	1,996			1,994
Mortgage-backed securities	32,346			32,213

Total	$59,543			$59,347

Reported as:
Short-term investments				$24,530
Long-term investments				34,207
Restricted investments				610

Total				$59,347

December 31, 2005
Mortgage-backed securities	$36,793	$85	$(142)	$36,736
U.S. corporate obligations	28,321	—	(94)	28,227
U.S. government and agencies	3,713	—	(20)	3,693

Total	$68,827	$85	$(256)	$68,656

Contractual Maturities
Due in one year or less	$32,034			$31,920
Mortgage-backed securities	36,793			36,736

Total	$68,827			$68,656

Reported as:
Short-term investments				$31,315
Long-term investments				36,736
Restricted investments				605

Total				$68,656

The gross realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2006 and 2005 are not significant and are therefore not shown. The basis on which the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings was determined by the specific identification method.

The Company has determined that unrealized losses are temporary as the extent of the decline, in both dollars and percentage of cost, is not significant and the Company has the ability and intent to hold the investment until it recovers substantially all of the cost of the investment.

At March 31, 2006 the aggregate fair value of investments with continuous unrealized losses are shown below (in thousands):

	Period of continuous unrealized loss
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$9,166	$(73)	$11,830	$(124)	$20,996	$(197)
U.S. corporate obligations	20,730	(49)	—	—	20,730	(49)
U.S. government and agencies	2,492	(7)	469	(6)	2,961	(13)
Municipal bonds	796	(1)	—	—	796	(1)

Total	$33,184	$(130)	$12,299	$(130)	$45,483	$(260)

6. Subsequent events and stock purchase subject to stockholder approval

On April 3, 2006, the Company completed a public offering of 7,300,000 shares of common stock at a price of $5.13 per share. Total net proceeds from this offering, after deducting estimated offering expenses of $250,000, were approximately $37.2 million. In connection with the public offering, on March 28, 2006 the Company entered into a stock purchase agreement with entities affiliated with Baker Brothers Investments, which are managed by Baker Bros. Advisors, LLC. Felix Baker, Ph.D., one of the Company’s directors, is a Managing Member of Baker Bros. Advisors. The Stock Purchase Agreement provides that, subject to stockholder approval and customary closing conditions, these entities will purchase a total of 1,129,015 shares of the Company’s common stock at $5.25 per share. The Company’s stockholders will vote on the issuance of these shares at the Company’s annual stockholders’ meeting to be held on May 19, 2006.

On April 24, 2006, the Company entered into an agreement with Laureate Pharma, Inc. for the manufacturing of the Company’s SGN-33 and SGN-70 humanized monoclonal antibody product candidates. Under the terms of the agreement, Laureate Pharma will perform scale-up and current Good Manufacturing Practices (cGMP) manufacturing of clinical trial materials for both programs. The Company’s total costs for the manufacture of SGN-33 and SGN-70 under this agreement, including raw materials and fill/finish, is expected to be up to $5.7 million through 2007; however, actual costs may differ depending on changes in timing or scope of services provided or in the cost of raw materials.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, might, will, should, expect, plan, anticipate, project, believe, estimate, predict, potential, intend or continue, the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A. of Part I of our Form 10-K for the fiscal year ended December 31, 2005, as updated by those risks appearing in Item 1A. of Part II of this Form 10-Q, as well as those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a biotechnology company developing monoclonal antibody-based therapies for the treatment of cancer and immunologic diseases. Our business strategy is focused on advancing our portfolio of product candidates in diseases with unmet medical need and significant market potential. We currently have three product candidates, SGN-30, SGN-40 and SGN-33, in six ongoing clinical trials and three lead preclinical product candidates, SGN-35, SGN-70 and SGN-75. Our pipeline of product candidates is based upon two technologies: genetically engineered monoclonal antibodies and monoclonal antibody-drug conjugates (ADCs). These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as to increase the potency of monoclonal antibodies by linking them to a cell-killing payload.

In addition to our internal pipeline of product candidates, we license our ADC technology to leading biotechnology and pharmaceutical companies, including Genentech, CuraGen, Bayer, MedImmune, PDL BioPharma, UCB Celltech and PSMA Development Company (formerly a joint venture between Progenics and Cytogen, but now wholly owned by Progenics). We also have internal research and in-licensing programs for novel antigens and new monoclonal antibodies to provide future opportunities for pipeline growth.

We do not currently have any commercial products for sale. All of our product candidates are in relatively early stages of development and significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of March 31, 2006, we had an accumulated deficit of approximately $152.3 million. Over the next several years, we expect to incur substantial expenses as we continue to invest in research, development and manufacturing and move towards commercialization of our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds and resources. Our operating expenses will likely increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards commercialization. Because a substantial portion of our revenues for the foreseeable future will depend on entering into new collaboration and license agreements and achieving development and clinical milestones under existing collaboration and license agreements, our results of operations may vary substantially from year to year and quarter to quarter. We believe that period to period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

Financial summary

To date, we have generated revenues principally from our collaboration and license agreements. These revenues include upfront technology access fees, milestone payments and reimbursement for support and materials supplied to our collaborators. For the three months ended March 31, 2006, revenues decreased 18% to $2.1 million compared to $2.6 million for the same period in 2005. Operating expenses increased 7% to $11.6 million compared to $10.8 million for the same period in 2005. Net loss for the three-month period ended March 31, 2006 was $8.7 million, or $0.21 loss per diluted share, which includes the impact of FAS 123R stock-based compensation expense of $0.02 loss per diluted share. As of March 31, 2006, we had approximately $70.4 million in cash, cash equivalents, short-term and long-term investments and total stockholders’ equity of $68.0 million, which amounts exclude approximately $37.2 million of net proceeds from our common stock offering that closed on April 3, 2006.

Stock-based compensation

Effective January 1, 2006, we began accounting for stock options and Stock Purchase Plan shares under the provisions of FAS 123R, which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility, forfeiture rates and expected life is based on our historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ significantly in the future from that recorded in the current period.

We adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the first quarter of 2006 reflect the impact of FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

The adoption of FAS 123R on the Company’s financial statements resulted in non-cash stock compensation charges of $911,000 for the three months ended March 31, 2006. We anticipate that the adoption of FAS 123R will result in estimated stock-based compensation expense for the year 2006 in the range of approximately $3 to $4 million assuming levels of equity awards similar to 2005 in 2006. However, the calculation of compensation cost for share-based payment transactions may be significantly different because of the uncertainty of additional equity awards which may be granted, the unpredictability of the fair value of stock options granted and the estimated expected forfeiture rates. As a result, share-based compensation charges may differ significantly from our current estimates.

Results of Operations

Three months ended March 31, 2006 and 2005

Revenues.

	Three months ended March 31,
Revenues ($ in thousands)	2006	2005	% change
Earned portion of technology access fees and milestone payments	$1,925	$1,937	-1%
Funded research and material supply fees	216	669	-68%

Total collaboration and license agreements	$2,141	$2,606	-18%

Total collaboration and license agreement revenues decreased 18% to $2.1 million in the first quarter of 2006 from the comparable period in 2005. The earned portion of technology access fees and milestone payments decreased 1% to $1.9 million in the first quarter of 2006 from the comparable period in 2005. These revenues represent upfront technology access fees or milestones received during the course of our ADC collaborations with Bayer, CuraGen, Genentech, MedImmune, PDL BioPharma, PSMA Development Company and UCB Celltech. Upfront technology access fees received are deferred and recognized ratably over each collaborative research period. Payments for milestones are recognized when the earnings process has been completed. In the first quarter of 2005, a milestone achieved and paid under our existing ADC collaboration with Genentech was recognized as revenue.

Funded research and material supply fees decreased 68% to $216,000 in the first quarter of 2006 from the comparable period in 2005 and is due to lower levels of support provided to our collaborators during the period.

We continue to expect that our revenues in 2006 will increase modestly over 2005 levels, driven primarily by recognition of deferred payments previously received under our ADC collaborations and to a lesser degree by payments received for materials and support that we provide to our collaborators and milestone and other payments received. We expect that future revenues will vary from quarter to quarter depending on the level of support we provide our partners, the timing of milestones achieved and our ability to enter into additional collaboration agreements.

Research and development.

Research and development expenses increased 3% to $9.3 million in the first quarter of 2006 from the comparable period in 2005. Our research and development expenses can be divided into research, development and contract manufacturing, clinical and stock compensation expense as follows:

	Three months ended March 31,
Research and Development ($ in thousands)	2006	2005	% change
Research	$3,336	$2,997	11%
Development and contract manufacturing	3,461	3,989	-13%
Clinical	1,870	1,979	-6%
Stock compensation expense	584	10	5,740%

Total	$9,251	$8,975	3%

Research expenses include, among other things, personnel, occupancy and laboratory expenses associated with the discovery and identification of new antigen targets and monoclonal antibodies and the development of novel classes of stable linkers and potent cell-killing drugs. Research expenses also include research activities associated with our product candidates, such as preclinical translation biology, in vitro and in vivo studies. Research expenses increased 11% to $3.3 million in the first quarter of 2006 from the comparable period in 2005 primarily due to higher personnel expenses and technology license fees.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and manufacturing of drug product for use in our clinical trials, including IND-enabling pharmacology and toxicology studies. Development and contract manufacturing expenses also include quality control and assurance activities, including storage and shipment services of our drug product candidates. Development and contract manufacturing costs decreased 13% to $3.5 million in the first quarter of 2006 from the comparable period in 2005 primarily due to the timing of manufacturing campaigns. SGN-40 manufacturing costs decreased by approximately $1.0 million in the first quarter of 2006 and were partially offset by increased SGN-35 and SGN-70 manufacturing costs of approximately $486,000 and modest increases in personnel expenses and related lab supplies associated with higher staffing levels.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including principal investigator fees, clinical site expenses, clinical research organization charges and regulatory activities associated with conducting human clinical trials. Clinical costs decreased 6% to $1.9 million in the first quarter of 2006 from the comparable period in 2005 due to reduced third party costs associated with the discontinuation of our SGN-15 program announced in July 2005 of approximately $511,000, which was partially offset by increased third party costs for our SGN-30 phase II trials and SGN-40 phase I trials.

Stock compensation expense of $584,000 reflects the non-cash charge relating to the adoption of FAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense. With the adoption of FAS 123R, we expect an increase in our non-cash operating expenses for employee stock-based compensation in the remaining periods of 2006 when compared to fiscal year 2005.

We utilize our employee and infrastructure resources across multiple projects, including our discovery and research programs directed towards identifying novel antigen targets, monoclonal antibodies and new classes of stable linkers and cell-killing drugs. Many of our costs are not attributable to a specifically identified project, but instead are directed to overall research efforts. Accordingly, we have not historically allocated our infrastructure costs or accounted for internal research and development costs on a project-by-project basis. As a result, we do not report actual total costs incurred for each of our clinical and preclinical projects on a project-by-project basis. We do, however, separately account for significant third-party costs of development programs identified as product candidates for further preclinical and clinical development. The following table shows total payments that we made or expenses incurred for preclinical study support, clinical supplies and clinical trial services provided by third parties as well as milestone payments for in-licensed technology for each of our product candidates and the remaining unallocated costs for such periods:

	Three months ended March 31,		Five years ended March 31, 2006
Product Candidates ($ in thousands)	2006	2005
SGN-35	$762	$524	$7,675
SGN-30	594	545	22,251
SGN-40	345	1,236	5,656
SGN-70 and SGN-75	298	50	1,123
SGN-33	103	—	845
SGN-15	77	615	11,104

Total third party costs	2,179	2,970	48,654
Unallocated costs and overhead	6,488	5,995	84,758
Stock compensation expense	584	10	3,486

Total research and development	$9,251	$8,975	$136,898

Our third party costs for SGN-35 in the first quarter of 2006 and 2005 are primarily attributable to contract manufacturing and preclinical studies necessary to initiate a planned clinical trial during 2006. We expect third party costs for SGN-35 to increase as we initiate this phase I clinical trial. SGN-30 third party costs in the first quarter of 2006 and 2005 are attributable to patient enrollments in our phase II clinical trials in the United States and Europe. We expect third party costs for SGN-30 to increase moderately from the amounts incurred in 2005 as we continue to enroll patients in our phase II clinical trials. SGN-40 third party costs in the first quarter of 2006 and 2005 included clinical trial costs for our phase I clinical trials. Additionally, SGN-40 costs in the first quarter of 2005 include costs incurred at Abbott Laboratories associated with scale-up and cGMP manufacturing to support clinical trials. We expect third party costs associated with clinical trial costs of SGN-40 to increase as we continue to enroll patients and expand our SGN-40 phase I clinical trials and initiate phase II trials. However, we expect contract manufacturing costs for SGN-40 in 2006 to be lower than 2005 due to the completion of our manufacturing campaign for clinical-grade materials at Abbott Laboratories in 2005. Our third party costs for SGN-70 and SGN-75 in the first quarter of 2006 and 2005 are primarily attributable to preclinical studies and contract manufacturing. Costs attributable to SGN-33 in the first quarter of 2006 include clinical trial costs for our phase I clinical trial. We expect that our total research and development expenses in 2006 will increase over 2005 levels, primarily driven by planned manufacturing activities for SGN-33 and SGN-70 with Laureate Pharma, increased clinical costs for SGN-40, SGN-33 and SGN-35, and the adoption of FAS 123R which will result in the expensing of stock option grants to employees.

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

The risks and uncertainties associated with our research and development projects are discussed more fully in the sections entitled “Risk Factors” that appear in our periodic reports filed with the SEC. As a result of the uncertainties discussed above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product candidate.

General and administrative.

General and administrative ($ in thousands)	Three months ended March 31,
	2006	2005	% change
General and administrative	$1,937	$1,845	5%
Stock compensation expense	370	—	N/A

Total general and administrative expense	$2,307	$1,845	25%

General and administrative expenses increased 25% to $2.3 million in the first quarter of 2006 from the comparable period in 2005. General and administrative expenses, excluding stock compensation expense, increased 5% in the first quarter of 2006 from the comparable period in 2005 primarily due to higher personnel expenses. Stock compensation expenses of $370,000 reflect non-cash charges relating to the adoption of FAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense. With the adoption of FAS 123R, we expect an increase in our non-cash operating expenses for employee share-based compensation in the remaining periods of 2006 when compared to fiscal year 2005. We also anticipate that general and administrative expenses will increase in 2006 as a result of increased costs related to adding personnel in support of our operations.

Investment income, net.

Investment income increased 8% to $714,000 in the first quarter of 2006 from the comparable period in 2005 due primarily to increasing average interest yields.

Liquidity and Capital Resources.

Liquidity and Capital Resources ($ in thousands)	March 31, 2006	December 31, 2005
Cash, cash equivalents and investments	$70,446	$79,207
Working capital	$27,465	$33,048

	Three months ended March 31,
	2006	2005
Cash provided by (used in ):
Operating activities	$(8,630)	$(6,176)
Investing activities	$8,894	$6,333
Financing activities	$289	$601
Capital expenditures (included in Investing activities)	$(174)	$(411)

We have financed the substantial majority of our operations through the issuance of equity securities, which is supplemented by funding received from our collaboration and license agreements. To a lesser degree, we have also financed our operations through interest earned on cash, cash equivalents and investments. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

Our combined cash, cash equivalents and investment securities decreased to $70.4 million at March 31, 2006, compared to $79.2 million at December 31, 2005. The decrease in the first quarter of 2006 was caused primarily by cash used in operating activities. Our working capital was $27.5 million at March 31, 2006, compared to $33.0 million at December 31, 2005. On April 3, 2006, we received approximately $37.2 million in net proceeds from the sale of 7.3 million shares of our common stock through a public offering. We have structured our investment portfolio so that scheduled maturities of investment securities can be used to fund our working capital needs. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, adjustable mortgage-backed securities, commercial paper and money market accounts.

Capital expenditures during the first three months of 2006 were $174,000 compared to $411,000 in the comparable period of 2005, which consisted primarily of lab equipment and computers and related information systems in support of our research and development activities and in support of employee growth. We expect that our capital expenditures for the year 2006 will remain at similar levels to 2005.

At our currently planned spending rate, we believe our remaining financial resources in addition to the expected fees and milestone payments earned under new and existing collaboration and license agreements and proceeds received from our April 2006 equity financing will be sufficient to fund our operations into 2009. However, changes in our spending rate may occur that would consume available capital resources sooner, such as increased manufacturing and clinical trial expenses preceding commercialization of a product candidate. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, or public or private equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs, which may adversely affect our business and operations.

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

The following are our future minimum contractual commitments for the periods subsequent to December 31, 2005 (in thousands):

	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Operating leases	$11,558	$1,624	$2,197	$2,231	$2,253	$2,291	$962
Manufacturing, license and collaboration agreements	7,568	5,552	1,401	200	205	210	—

Total	$19,126	$7,176	$3,598	$2,431	$2,458	$2,501	$962

The minimum payments under manufacturing, license and collaboration agreements in 2006 primarily represent contractual obligations related to manufacturing campaigns to perform scale-up and cGMP manufacturing for monoclonal antibody and ADC products for use in our clinical trials, including our contract manufacturing agreement with Laureate Pharma.

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with approximately $610,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. Commencing in June 2006, we expect that our restricted investments will be reduced to approximately $478,000. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we are obligated to increase our restricted investment balance to approximately $3.4 million. At March 31, 2006, we were in compliance with these thresholds.

Subsequent Events.

On April 3, 2006, we completed a public offering of 7,300,000 shares of common stock at a price of $5.13 per share. Total net proceeds from this offering, after deducting estimated offering expenses of $250,000, were approximately $37.2 million. In conjunction with the public offering, on March 28, 2006, we entered into a stock purchase agreement with entities affiliated with Baker Brothers Investments, which are managed by Baker Bros. Advisors, LLC. Felix Baker, Ph.D., one of the Company’s directors, is a Managing Member of Baker Bros. Advisors. The Stock Purchase Agreement provides that, subject to stockholder approval and customary closing conditions, these entities will purchase a total of 1,129,015 shares of our common stock at $5.25 per share. Our stockholders will vote on the issuance of these shares at the Company’s annual stockholders’ meeting to be held on May 19, 2006.

On April 24, 2006, we entered into an agreement with Laureate Pharma, Inc. for the manufacturing of our SGN-33 and SGN-70 humanized monoclonal antibody product candidates. Under the terms of the agreement, Laureate Pharma will perform scale-up and cGMP manufacturing of clinical trial materials for both programs. The total costs for the manufacture of SGN-33 and SGN-70 under this agreement, including raw materials and fill/finish, is expected to be up to $5.7 million through 2007; however, actual costs may differ depending on changes in timing or scope of services provided or in the cost of raw materials.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In accordance with our investment policy, we do not have any derivative financial instruments in our investment portfolio. We invest in high quality interest-bearing instruments, consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, adjustable mortgage-backed securities, commercial paper and money market accounts. Such securities are subject to interest rate risk and will rise and fall in value if market interest rates change; however, we do not expect any material loss from such interest rate changes.

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

(b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial also may adversely affect our business, financial condition and results of operations. For discussion of some of our potential risks or uncertainties, refer to Part I, Item 1A., Risk Factors, included in our Form 10-K for the fiscal year ended December 31, 2005 as filed with the SEC. The following risk factors are the only material changes to the risk factors described in the Form 10-K.

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the development of our product candidates.

We do not currently have the ability to manufacture ourselves the drug products that we need to conduct our clinical trials and rely upon a limited number of manufacturers to supply our drug products. For SGN-30, we contracted with ICOS to manufacture preclinical and early-stage clinical supplies and with Abbott Laboratories for later-stage clinical and potential future commercial supplies. For SGN-40, Genentech manufactured initial quantities of clinical grade material that have been transferred to us, and we have contracted with Abbott Laboratories for later-stage clinical and potential future commercial supplies. For SGN-33, we received clinical-grade material from PDL BioPharma to support ongoing and planned phase I trials and recently entered into a contract manufacturing arrangement with Laureate Pharma to supplement these supplies and provide later-stage clinical supplies. For SGN-35, we are utilizing antibody manufactured by Abbott Laboratories, have contracted with Albany Molecular Research for cGMP manufacturing of our proprietary drug-linker system and are working with a contract manufacturing organization for conjugation of the antibody to the proprietary drug-linker system. We also contracted with Laureate Pharma to manufacture SGN-70 during 2006 to support our planned initiation of clinical trials with SGN-70 in 2007. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of our product candidates.

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

The FDA requires that we demonstrate structural and functional comparability between the same product candidates manufactured by different organizations. Because we have used or intend to use multiple sources to manufacture SGN-30, SGN-40 and SGN-33, we will need to conduct comparability studies to assess whether manufacturing changes have affected the product safety, identity, purity or potency of any recently manufactured product candidate compared to the product candidate used in prior clinical trials. If we are unable to demonstrate comparability, the FDA could require us to conduct additional clinical trials, which would be expensive and may significantly delay our clinical progress and the possible commercialization of such product candidates. Similarly, if we believe there may be comparability issues with any one of our product candidates, we may postpone or suspend manufacture of the product candidate to conduct further process development of such product candidate in order to alleviate such product comparability concerns, which may significantly delay the clinical progress of such product candidate or increase its manufacturing costs.

In some circumstances we rely on collaborators to assist in the research and development of our product candidates, as well as to utilize our ADC technology. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, it may affect our ability to commercialize our product candidates and/or generate revenues through technology licensing.

We have established and intend to continue to establish alliances with third-party collaborators to develop and market some of our current and future product candidates. We have also licensed our ADC technology to Genentech, CuraGen, Bayer, MedImmune, PDL BioPharma, UCB Celltech and PSMA Development Company for use with their own targets and antibodies. These collaborations provide us with cash and revenues through technology access and license fees, sponsored research fees, equity sales and potential milestone and royalty payments. We use these funds to partially fund the development costs of our internal pipeline of product candidates. Collaborations can also create and strengthen our relationships with leading biotechnology and pharmaceutical companies and may provide synergistic benefits by combining our technologies with the technologies of our collaborators. For example, we have an ongoing collaboration with Celera Genomics to jointly discover and develop antibody-based therapies for cancer.

Under certain conditions, our collaborators may terminate their agreements with us and discontinue use of our technologies. We cannot control the amount and timing of resources our collaborators may devote to products incorporating our technology. Additionally, our relationships with our collaborators divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators. Even if our collaborators continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. For example, we were notified in April 2006 by Genentech that it is no longer pursuing a HER2 ADC using our ADC technology. Our collaborators may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. If any of our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. Furthermore, if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable. In the future, we may not be able to locate third party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.

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

Date: May 9, 2006

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