Form 10-Q
period 2006-06-30
SEATTLE GENETICS INC /WA
filed 2006-08-08
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006, there were 51,013,878 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Seattle Genetics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$35,165	$11,156
Short-term investments	61,908	31,315
Interest receivable	781	678
Accounts receivable	759	683
Prepaid expenses and other	1,638	314

Total current assets	100,251	44,146
Property and equipment, net	8,018	8,532
Restricted investments	488	605
Long-term investments	6,983	36,736

Total assets	$115,740	$90,019

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$5,014	$5,045
Current portion of deferred revenue	5,190	6,053

Total current liabilities	10,204	11,098

Long-term liabilities
Deferred rent	522	513
Deferred revenue, less current portion	1,201	2,950

Total long-term liabilities	1,723	3,463

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, 1,500,000 shares issued and outstanding at June 30, 2006 and at December 31, 2005	2	2
Common stock, $0.001 par value, 100,000,000 shares authorized; 50,960,877 shares issued and outstanding at June 30, 2006 and 42,379,895 issued and outstanding at December 31, 2005	51	42
Additional paid-in capital	264,800	219,159
Accumulated other comprehensive loss	(120)	(171)
Accumulated deficit	(160,920)	(143,574)

Total stockholders’ equity	103,813	75,458

Total liabilities and stockholders’ equity	$115,740	$90,019

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues
Collaboration and license agreements	$2,840	$2,200	$4,981	$4,806

Operating expenses
Research and development	10,007	9,365	19,258	18,340
General and administrative	2,402	1,857	4,709	3,702

Total operating expenses	12,409	11,222	23,967	22,042

Loss from operations	(9,569)	(9,022)	(18,986)	(17,236)
Investment income, net	926	662	1,640	1,323

Net loss	$(8,643)	$(8,360)	$(17,346)	$(15,913)

Net loss per share – basic and diluted	$(0.17)	$(0.20)	$(0.37)	$(0.38)

Shares used in computation of net loss per share - basic and diluted	50,077	42,187	46,269	42,127

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2006	2005
Operating activities
Net loss	$(17,346)	$(15,913)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	1,953	10
Depreciation and amortization	1,196	1,143
Realized loss and amortization on investments	557	622
Deferred rent	9	29
Changes in operating assets and liabilities
Interest receivable	(103)	(80)
Accounts receivable	(76)	835
Prepaid expenses and other	(1,300)	(170)
Accounts payable and accrued liabilities	(31)	715
Deferred revenue	(2,612)	2,025

Net cash used in operating activities	(17,753)	(10,784)

Investing activities
Purchases of investments	(63,814)	(26,495)
Proceeds from sales and maturities of investments	62,585	41,794
Purchases of property and equipment	(706)	(593)

Net cash (used in) provided by investing activities	(1,935)	14,706

Financing activities
Net proceeds from issuance of common stock	43,146	—
Proceeds from exercise of stock options and employee stock purchase plan	551	663

Net cash provided by financing activities	43,697	663

Net increase in cash and cash equivalents	24,009	4,585
Cash and cash equivalents, at beginning of period	11,156	9,645

Cash and cash equivalents, at end of period	$35,165	$14,230

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed interim financial statements of Seattle Genetics, Inc. (“Seattle Genetics” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles for unaudited condensed interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Management has determined that the Company operates in one segment. Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share amounts.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for a full year.

2. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain income tax positions. A tax benefit from an uncertain income tax position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial condition or results of operations.

3. Contract manufacturing agreement

In April 2006, the Company entered into an agreement with Laureate Pharma, Inc. for the manufacturing of the Company’s SGN-33 and SGN-70 product candidates. Under the terms of the agreement, Laureate Pharma will perform scale-up and current Good Manufacturing Practices (“cGMP”) manufacturing of clinical trial materials for both programs. The contract applies to manufacturing activities, including raw materials and fill/finish, for SGN-33 and SGN-70 at an expense of approximately $6.0 million through 2007, of which approximately $761,000 has been expensed in the first six months of 2006. Actual costs may differ depending on changes in timing or scope of services provided or in the cost of raw materials.

4. Common stock financing

In April 2006, the Company completed a public offering of 7,300,000 shares of common stock at a price of $5.13 per share. Total net proceeds from this offering, after deducting offering expenses of $229,000, were approximately $37.2 million. In connection with the public offering, the Company entered into a stock purchase agreement with entities affiliated with Baker Brothers Investments, which are managed by Baker Bros. Advisors, LLC. Felix Baker, Ph.D., one of the Company’s directors, is a Managing Member of Baker Bros. Advisors. The Stock Purchase Agreement provided that, subject to stockholder approval and customary closing conditions, these entities would purchase a total of 1,129,015 shares of the Company’s common stock at a price of $5.25 per share. The Company’s stockholders approved the issuance of these shares at the Company’s annual stockholders’ meeting held on May 19, 2006. As a result, the Company issued these additional shares on May 24, 2006 for total net proceeds of approximately $5.9 million.

5. Stock compensation expense

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

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”) using the modified prospective method. Under this transition method, compensation cost recognized for the period ended June 30, 2006 includes: (a) compensation cost related to stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123; (b) compensation cost related to stock options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R; and (c) compensation costs related to the Company’s employee stock purchase plan. In each case, expense recorded in the period reflects the service cost of the underlying stock option attributable to the period. In accordance with the modified prospective method, the results for the prior periods have not been restated.

The Company uses the straight-line attribution method for recognizing compensation expense under FAS 123R. Previously, under the disclosure-only provisions of FAS 123, the Company used the accelerated method of expense recognition pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). For all unvested options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized on an accelerated basis over the remaining vesting period. For share-based payments granted subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized on a straight-line basis over the vesting period. Compensation expense is recognized on awards ultimately expected to vest and reduced for forfeitures that are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

Description of share-based payment plans

The Company has a 1998 Stock Option Plan (Option Plan) and a 2000 Directors’ Stock Option Plan (Directors’ Plan) as share-based payment plans for employees, members of its scientific advisory board and members of its board of directors. Stock options granted under these plans generally vest over a four-year period with 25% vested on the anniversary date of the grant followed thereafter by monthly vesting. Annual stock option grants to members of the board of directors vest in full after one year. The options generally expire ten years from the date of grant. At June 30, 2006, approximately 10.8 million shares were authorized for grant under these plans, including approximately 3.0 million shares which were available for future grant under such plans.

The Company also has a 2000 Employee Stock Purchase Plan (Stock Purchase Plan). Under the terms of the Stock Purchase Plan, eligible employees may purchase shares of the Company’s common stock every six months over an offering period with a maximum duration of two years. Under the Stock Purchase Plan, shares of common stock are purchased at 85% of the lower of the fair market value of the stock on (i) the first day of the applicable offering period or (ii) the last day of the then current six-month purchase period. A total of 43,616 shares were sold to employees during the six months ended June 30, 2006 and 54,594 shares in the comparable period in 2005. At June 30, 2006, approximately 789,000 shares of common stock were reserved for issuance under the Stock Purchase Plan.

Impact of the adoption of FAS 123R

The impact on the Company’s results of operations of recording share-based payment awards to employees and directors including employee stock options pursuant to the Company’s Option Plan and Directors’ Plan and employee stock purchases pursuant to the Company Stock Purchase Plan for each respective period is as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$600	$1,142
General and administrative	387	756

Total	$987	$1,898

Due to the adoption of FAS 123R, the Company’s basic and diluted net loss increased by $0.02 per share for the three months ended June 30, 2006 and increased by $0.04 per share for the six months ended June 30, 2006. The Company granted a total of 15,000 options to certain members of its scientific advisory board during the six months ended June 30, 2006 and no options in the comparable period in 2005. The Company has accounted for these non-employee options in accordance with EITF 96-18 and, accordingly, recorded non-cash stock-based compensation expense of $55,000 for the six months ended June 30, 2006 and $10,000 for the comparable period in 2005. Such amounts have been excluded from the table above which summarizes the affects of adopting FAS 123R.

Cash received from option exercises under all share-based payment arrangements for the three-month period ended June 30, 2006 was $261,000 and $61,000 for the comparable period in 2005. Cash received from option exercises under all share-based payment arrangements for the six-month period ended June 30, 2006 was $551,000 and $662,000 for the comparable period in 2005. No tax benefit was recognized related to share-based compensation expense since the Company has never reported taxable income and the Company has established a full valuation allowance to offset all of the potential tax benefits associated with the Company’s deferred tax assets. In addition, no amounts of share-based compensation costs were capitalized for the periods presented.

Valuation assumptions

Option Plan and Directors’ Plan

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rates	5.0%	3.8%	4.6%	3.8%
Expected lives (in years)	5.2	4.0	5.4	5.0
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	74%	71%	75%

The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The estimated forfeiture rate applied to these amounts is derived from historical stock option forfeiture behavior. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield. The Company’s computation of expected volatility is based on the historical volatility of the Company’s stock price. The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately the expense that will be recognized over the life of the option.

Stock Purchase Plan

The fair value of each option element of the Stock Purchase Plan is estimated on the date of grant using the Black-Scholes valuation model with the assumptions noted in the following table. The following range of assumptions was used in the three month ended and six month ended periods indicated:

	2006	2005
Risk-free interest rates	4.0% - 4.6%	3.7%
Expected lives (in years)	0.5 – 2.0	0.5 – 2.0
Dividend yield	0%	0%
Expected volatility	71% - 74%	75%

The risk-free rate for periods within the contractual life of the purchasing period is based on the U.S. Treasury yield curve in effect at the beginning of the offering period. Expected term reflects the four, six-month purchase periods within the Company’s two year offering period for the Stock Purchase Plan. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield. Expected volatilities are based on historical volatility of the Company’s stock.

Stock-based payment award activity

The following table summarizes activity under the Company’s Option Plan and Directors’ Plan for the six months ended June 30, 2006 (in thousands, except per share amounts and remaining contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	4,821	$5.86
Granted	1,256	5.16
Exercised	(108)	3.16
Forfeited/expired/cancelled	(194)	6.30

Outstanding at June 30, 2006	5,775	$5.75	7.44	$1,735

Options exercisable at June 30, 2006	3,100	$5.83	6.04	$1,483

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at June 30, 2006. The aggregate intrinsic value of options exercised under the Company’s stock option plans was $160,000 during the six months ended June 30, 2006 and $436,000 for the comparable period in 2005, determined as of the date of option exercise. As of June 30, 2006, there was approximately $5.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, as adjusted for expected forfeitures, granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of two years.

The weighted average grant-date fair value of options granted in the six-month period ended June 30, 2006 was $3.26 and $3.53 for the comparable period in 2005. The weighted average grant-date fair value of the purchase rights existing under the Company’s Stock Purchase Plan during the first six months of 2006 was $2.93 and $1.98 for the comparable period in 2005.

Pro forma information for periods prior to the adoption of FAS 123R

Results for periods prior to January 1, 2006 have not been restated to reflect the effects of implementing FAS 123R. The following table illustrates the pro forma effect on net loss and net loss per share if a fair value method had been applied for each respective period (in thousands, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss attributable to common stockholders as reported	$(8,360)	$(15,913)
Deduct: total stock compensation expense for employees determined under the fair value method	(1,125)	(2,422)

Pro forma net loss attributable to common stockholders	$(9,485)	$(18,335)

Basic and diluted net loss per share
As reported	$(0.20)	$(0.38)

Pro forma	$(0.22)	$(0.44)

6. Net loss per share

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

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Convertible preferred stock	15,000	15,000	15,000	15,000
Warrants to purchase common stock	2,050	2,050	2,050	2,050
Options to purchase common stock	5,667	4,977	5,484	5,149

Total	22,717	22,027	22,534	22,199

7. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available for sale investments are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss	$(8,643)	$(8,360)	$(17,346)	$(15,913)
Unrealized loss on securities available for sale	(213)	(39)	(238)	(83)
Reclassification adjustment for realized losses included in net loss	289	—	289	1

Comprehensive loss	$(8,567)	$(8,399)	$(17,295)	$(15,995)

8. Investments

Investments consist of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2006
Mortgage-backed securities	$183	$1	$—	$184
U.S. corporate obligations	50,866	—	(66)	50,800
U.S. government and agencies	10,839	—	(38)	10,801
Municipal bonds	7,611	—	(17)	7,594

Total	$69,499	$1	$(121)	$69,379

Contractual Maturities
Due in one year or less	$62,319			$62,212
Due in one to three years	6,997			6,983
Mortgage-backed securities	183			184

Total	$69,499			$69,379

Reported as:
Short-term investments				$61,908
Long-term investments				6,983
Restricted investments				488

Total				$69,379

December 31, 2005
Mortgage-backed securities	$36,793	$85	$(142)	$36,736
U.S. corporate obligations	28,321	—	(94)	28,227
U.S. government and agencies	3,713	—	(20)	3,693

Total	$68,827	$85	$(256)	$68,656

Contractual Maturities
Due in one year or less	$32,034			$31,920
Mortgage-backed securities	36,793			36,736

Total	$68,827			$68,656

Reported as:
Short-term investments				$31,315
Long-term investments				36,736
Restricted investments				605

Total				$68,656

During the second quarter of 2006, an investment decision was made to rebalance the portfolio away from mortgage-backed securities in an effort to improve the overall yield in the portfolio. As a result, certain available-for-sale securities were sold for total proceeds of $28,607,000 with an aggregate realized loss of $289,000. The aggregate realized losses on sales of available-for-sale securities for all other periods presented are not significant. The basis on which the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings was determined by the specific identification method.

The Company has determined that unrealized losses are not significant, temporary as the extent of the decline, in both dollars and percentage of cost, and the Company has the ability and intent to hold investments until it recovers substantially all of the cost of the investments.

At June 30, 2006 the aggregate fair value of investments with continuous unrealized losses are shown below (in thousands):

	Period of continuous unrealized loss
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate obligations	$49,130	$(65)	$675	$(1)	49,805	(66)
U.S. government and agencies	10,313	(34)	471	(4)	10,784	(38)
Municipal bonds	7,594	(17)	—	—	7,594	(17)
Mortgage-backed securities	63	—	—	—	$63	$—

Total	$67,100	$(116)	$1,146	$(5)	$68,246	$(121)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, might, will, should, expect, plan, anticipate, project, believe, estimate, predict, potential, intend or continue, the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, many of which are beyond our control or our ability to predict. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A. of Part I of our Form 10-K for the fiscal year ended December 31, 2005, as updated by those risks appearing in Item 1A. of Part II of this Form 10-Q, as well as those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a biotechnology company developing monoclonal antibody-based therapies for the treatment of cancer and immunologic diseases. Our business strategy is focused on advancing our portfolio of product candidates in diseases with unmet medical need and significant market potential. We currently have three product candidates, SGN-40, SGN-33 and SGN-30, in ongoing clinical trials. We also filed an Investigational New Drug (“IND”) application and plan to initiate clinical testing of SGN-35 in the second half of 2006, and have two other lead preclinical product candidates, SGN-70 and SGN-75. Our pipeline of product candidates is based upon two technologies: genetically engineered monoclonal antibodies and monoclonal antibody-drug conjugates (ADCs). These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as to increase the potency of monoclonal antibodies by linking them to a cell-killing payload.

In addition to our internal pipeline of product candidates, we have licensed our ADC technology to leading biotechnology and pharmaceutical companies, including Genentech, CuraGen, Bayer, MedImmune, PDL BioPharma and Progenics, through its wholly owned subsidiary PSMA Development Company. We also have internal research and in-licensing programs for novel antigens and new monoclonal antibodies to provide future opportunities for pipeline growth.

We do not currently have any commercial products for sale. All of our product candidates are in relatively early stages of development and significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of June 30, 2006, we had an accumulated deficit of approximately $160.9 million. Over the next several years, we expect to incur substantial expenses as we continue to invest in research, development and manufacturing and move towards commercialization of our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds and resources. Our operating expenses will likely increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards commercialization. Because a substantial portion of our revenues for the foreseeable future will depend on entering into new collaboration and license agreements and achieving development and clinical milestones under existing collaboration and license agreements, our results of operations may vary substantially from year to year and quarter to quarter. We believe that period to period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

Financial summary

To date, we have generated revenues principally from our collaboration and license agreements. These revenues include upfront technology access fees, milestone payments and reimbursement for support and materials supplied to our collaborators. For the six months ended June 30, 2006, revenues increased 4% to $5.0 million compared to $4.8 million for the same period in 2005. Operating expenses increased 9% to $24.0 million compared to $22.0 million for the same period in 2005. Net loss for the six-month period ended June 30, 2006 was $17.3 million, or $0.37 loss per diluted share, which includes the impact of FAS 123R stock-based compensation expense of $0.04 loss per diluted share. As of June 30, 2006, we had approximately $104.1 million in cash, cash equivalents, short-term and long-term investments and total stockholders’ equity of $103.8 million, which amounts include approximately $43.1 million of net proceeds from our common stock financings during the second quarter of 2006.

Stock-based compensation

Effective January 1, 2006, we began accounting for stock options and Stock Purchase Plan shares under the provisions of FAS 123R, which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility, forfeiture rates and expected life is based on our historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ significantly in the future from that recorded in the current period.

We adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the periods ended June 30, 2006 reflect the impact of FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. The adoption of FAS 123R on the Company’s financial statements resulted in non-cash stock compensation charges of $1.9 million for the six months ended June 30, 2006.

Results of Operations

Three months and six months ended June 30, 2006 and 2005

Revenues.

	Three months ended June 30,			Six months ended June 30,
Revenues ($ in thousands)	2006	2005	% change	2006	2005	% change
Earned portion of technology access fees and milestone payments	$2,375	$1,658	43%	$4,300	$3,595	20%
Funded research and material supply fees	465	542	-14%	681	1,211	-44%

Total collaborations and license agreements	$2,840	$2,200	29%	$4,981	$4,806	4%

Total revenues increased 29% to $2.8 million in the second quarter of 2006 and increased 4% to $5.0 million in the first six months of 2006 from the comparable periods in 2005. Higher 2006 revenues primarily reflect increases in the earned portion of technology access fees and milestone payments, which increased 43% to $2.4 million in the second quarter of 2006 and 20% to $4.3 million in the first six months of 2006 from the comparable periods in 2005. These revenues represent upfront technology access fees or milestones received during the course of our ADC collaborations with Genentech, CuraGen, Bayer, MedImmune, PDL BioPharma, PSMA Development Company and UCB Celltech. Upfront technology access fees received are generally deferred and recognized ratably over each collaborative research period. Payments received from our collaborators for the achievement of substantive milestones are generally recognized when the milestone is achieved, and payments for milestones which are not the result of the achievement of a substantive milestone are recognized ratably over the research period. In the second quarter of 2006, we earned a milestone under our ADC collaboration with CuraGen upon the initiation of clinical testing by CuraGen of its lead ADC product candidate utilizing our technology. In 2006, the earned portion of technology access fees also reflect the amortized portion of technology access fees received from MedImmune in April 2005 and from PSMA Development Company in June 2005.

Funded research and material supply fees decreased 14% to $465,000 in the second quarter of 2006 and decreased 44% to $681,000 in the first six months of 2006 from the comparable periods in 2005 due to lower levels of support provided to our collaborators during these periods.

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

Research and development.

Research and development expenses increased 7% to $10.0 million in the second quarter of 2006 and increased 5% to $19.3 million in the first six months of 2006 from the comparable periods in 2005. Our research and development expenses are summarized as follows:

	Three months ended June 30,			Six months ended June 30,
Research and Development ($ in thousands)	2006	2005	% change	2006	2005	% change
Research	$3,091	$3,114	-1%	$6,427	$6,111	5%
Development and contract manufacturing	4,232	4,657	-9%	7,693	8,646	-11%
Clinical	2,072	1,594	30%	3,942	3,573	10%
Stock compensation expense	612	—	—%	1,196	10	11,860%

Total	$10,007	$9,365	7%	$19,258	$18,340	5%

Research expenses include, among other things, personnel, occupancy and laboratory expenses associated with the discovery and identification of new monoclonal antibodies and the development of novel classes of stable linkers and potent cell-killing drugs. Research expenses also include research activities associated with our product candidates, such as preclinical translation biology, in vitro and in vivo studies. Research expenses remained relatively constant at approximately $3.1 million in the second quarter of 2006 versus the comparable period in 2005. Research expenses in the first six months of 2006 increased 5% to $6.4 million from the comparable period in 2005 primarily due to increased headcount and related personnel expenses, recruiting and relocation expenses.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and manufacturing of drug product for use in our clinical trials, including IND-enabling pharmacology and toxicology studies. Development and contract manufacturing expenses also include quality control and assurance activities, including storage and shipment services of our drug product candidates. Development and contract manufacturing costs decreased 9% to $4.2 million in the second quarter of 2006 and decreased 11% to $7.7 million in the first six months of 2006 from the comparable periods in 2005 primarily due to the timing of manufacturing campaigns. SGN-40 manufacturing costs decreased by approximately $1.3 million in the second quarter of 2006 and by $2.3 million in the first six months of 2006. SGN-70 contract manufacturing costs increased by approximately $1.1 million in the second quarter of 2006 and by $1.3 million in the first six months of 2006. Higher personnel expenses, lab supplies associated with higher staffing levels and depreciation expense in the second quarter and first six months of 2006 also contributed to increased amounts from the comparable periods in 2005.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including principal investigator fees, clinical site expenses, clinical research organization charges and regulatory activities associated with conducting human clinical trials. Clinical costs increased 30% to $2.1 million in the second quarter of 2006 and increased 10% to $3.9 million in the first six months of 2006 from the comparable periods in 2005 due to higher third party costs for our SGN-40 phase I trials, SGN-33 phase I trial and SGN-30 phase II trials during 2006.

Stock compensation expenses reflect the non-cash charge relating to the adoption of FAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense. With the adoption of FAS 123R, we expect an increase in our non-cash operating expenses for employee stock-based compensation in the remaining periods of 2006 when compared to fiscal year 2005.

We utilize our employee and infrastructure resources across multiple projects, including our discovery and research programs directed towards identifying monoclonal antibodies and new classes of stable linkers and cell-killing drugs. Many of our costs are not attributable to a specific project, but instead are directed to overall research efforts. Accordingly, we have not historically allocated our infrastructure costs or accounted for internal research and development costs on a project-by-project basis. As a result, we do not report actual total costs incurred for each of our clinical and preclinical projects on a project-by-project basis. We do, however, separately account for significant third-party costs of development programs identified as product candidates for further preclinical and clinical development. The following table shows expenses incurred for preclinical study support, contract manufacturing for clinical supplies and clinical trial services provided by third parties as well as milestone payments for in-licensed technology for each of our product candidates and the remaining unallocated costs for such periods:

	Three months ended June 30,		Six months ended June 30,		Five years ended June 30, 2006
Product Candidates ($ in thousands)	2006	2005	2006	2005
SGN-70	$1,056	$—	$1,344	$—	$1,670
SGN-40	598	1,419	1,043	2,655	6,354
SGN-35	385	1,073	1,147	1,597	8,060
SGN-30	378	402	997	953	21,177
SGN-33	179	8	282	8	1,024
SGN-15	84	351	161	966	10,923

Total third party costs	2,680	3,253	4,974	6,179	49,208
Unallocated costs and overhead	6,715	6,112	13,088	12,151	90,180
Stock compensation expense	612	—	1,196	10	3,580

Total research and development	$10,007	$9,365	$19,258	$18,340	$142,968

Our third party costs for SGN-70 in the second quarter of 2006 are primarily attributable to our ongoing manufacturing campaign for clinical-grade material at Laureate Pharma, which we expect to increase during the second half of 2006. SGN-40 costs primarily reflect third party clinical costs in 2006 and contract manufacturing costs in 2005 incurred at Abbott Laboratories. We expect third party costs associated with clinical trials of SGN-40 to increase as we continue to enroll patients and expand our SGN-40 phase I clinical trials and initiate phase II trials. However, we expect contract manufacturing costs for SGN-40 in 2006 to be lower than 2005 due to the completion of our manufacturing campaign for clinical-grade materials at Abbott Laboratories in 2005. Our third party costs for SGN-35 in the second quarter and the first six months of 2006 and 2005 are primarily attributable to contract manufacturing and preclinical studies necessary to initiate a planned clinical trial in the second half of 2006. We expect third party costs for SGN-35 to increase as we initiate this phase I clinical trial. SGN-30 third party costs in the second quarter and the first six months of 2006 and 2005 are primarily attributable to patient enrollment in our phase II clinical trials in the United States and Europe. We expect third party costs for SGN-30 during 2006 to remain relatively consistent with the amounts incurred in 2005 as we complete our phase II clinical trials. Costs attributable to SGN-33 in the second quarter and first six months of 2006 include clinical trial costs for our phase I clinical trial. We expect that our total research and development expenses in 2006 will increase over 2005 levels, primarily driven by planned manufacturing activities for SGN-33 and SGN-70 with Laureate Pharma, increased clinical costs for SGN-40, SGN-33 and SGN-35, and the adoption of FAS 123R which has resulted in the expensing of stock option grants to employees.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our product candidates toward eventual commercialization, the product candidates are tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that may take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

•	The number of patients who participate in the trials;

•	The length of time required to enroll trial participants;

•	The number of sites included in the trials;

•	The costs of producing supplies of the product candidates needed for clinical trials and regulatory submissions;

•	The safety and efficacy profile of the product candidate;

•	The use of clinical research organizations to assist with the management of the trials; and

•	The costs and timing of, and the ability to secure, regulatory approvals.

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

General and administrative.

	Three months ended June 30,			Six months ended June 30,
General and administrative ($ in thousands)	2006	2005	% change	2006	2005	% change
General and administrative	$2,015	$1,857	9%	$3,952	$3,702	7%
Stock compensation expense	387	—	—%	757	—	—%

Total general and administrative expense	$2,402	$1,857	29%	$4,709	$3,702	27%

General and administrative expenses increased 29% to $2.4 million in the second quarter of 2006 and increased 27% to $4.7 million in the first six months of 2006 from the comparable periods in 2005. General and administrative expenses, excluding stock compensation expense, increased 9% in the second quarter of 2006 and 7% in the first six months of 2006 from the comparable periods in 2005 primarily due to higher personnel expenses. Stock compensation expenses reflect non-cash charges relating to the adoption of FAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense. With the adoption of FAS 123R, we expect an increase in our non-cash operating expenses for employee share-based compensation in the remaining periods of 2006 as compared to fiscal year 2005. We also anticipate that general and administrative expenses will increase in 2006 as a result of costs related to adding additional personnel in support of our operations.

Investment income, net.

Investment income increased 40% to $926,000 in the second quarter of 2006 and increased 24% to $1.6 million in the first six months of 2006 from the comparable periods in 2005 due primarily to higher cash and investment balances as a result of our common stock financings in the second quarter of 2006, as well as an increase in the average yield of invested funds. Investment income, net also included realized losses of $289,000 following an investment decision made during the second quarter of 2006 to rebalance the portfolio away from mortgage-backed securities in an effort to improve the overall yield in the portfolio.

Liquidity and Capital Resources.

Liquidity and Capital Resources ($ in thousands)	June 30, 2006	December 31, 2005
Cash, cash equivalents and investments	$104,056	$79,207
Working capital	$90,047	$33,048

	Six months ended June 30,
	2006	2005
Cash provided by (used in):
Operating activities	$(17,753)	$(10,784)
Investing activities	$(1,935)	$14,706
Financing activities	$43,697	$663
Capital expenditures (included in Investing activities)	$(706)	$(593)

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

Our combined cash, cash equivalents and investment securities increased to $104.1 million at June 30, 2006, compared to $79.2 million at December 31, 2005. The increase in 2006 was primarily the result of net proceeds of $43.1 million from our common stock financings that closed during the second quarter, offset by $17.8 million used to finance our operations. Our working capital was $90.0 million at June 30, 2006, compared to $33.0 million at December 31, 2005. The increase in working capital during 2006 reflects the proceeds from our common stock financings as well as changes in the composition of our investment portfolio to improve overall returns. We have structured our investment portfolio so that scheduled maturities of investment securities can be used to fund our working capital needs. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, consisting primarily of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, commercial paper and money market accounts.

Capital expenditures during the first six months of 2006 were $706,000 compared to $593,000 in the comparable period of 2005, which consisted primarily of lab equipment and computers and related information systems in support of our research and development activities and in support of employee growth. We expect that our capital expenditures for the year 2006 to exceed 2005 amounts reflecting higher capital purchases and facilities improvements.

At our currently planned spending rate, we believe our remaining financial resources in addition to the expected fees and milestone payments earned under new and existing collaboration and license agreements will be sufficient to fund our operations into 2009. However, changes in our spending rate may occur that would consume available capital resources sooner, such as increased manufacturing and clinical trial expenses preceding commercialization of a product candidate. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, or public or private equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs, which may adversely affect our business and operations.

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

Some of our manufacturing, license and collaboration agreements provide for the payment of periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones and the payment of royalties based on commercial product sales. We do not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years. The amounts set forth below could be substantially higher if we are required to make milestone payments or if we receive regulatory approvals or achieve commercial sales and are required to pay royalties earlier than anticipated.

The following are our future minimum contractual commitments for the periods subsequent to June 30, 2006 (in thousands):

	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Operating leases	$11,022	$1,088	$2,197	$2,231	$2,253	$2,291	$962
Manufacturing, license and collaboration agreements	7,240	4,127	2,498	200	205	210	—

Total	$18,262	$5,215	$4,695	$2,431	$2,458	$2,501	$962

The minimum payments under manufacturing, license and collaboration agreements in 2006 primarily represent contractual obligations related to manufacturing campaigns to perform scale-up and cGMP manufacturing for monoclonal antibody and ADC product candidates for use in our clinical trials, including our contract manufacturing agreement with Laureate Pharma. The above table excludes royalties and up to approximately $14.0 million in potential future milestone payments to third parties under manufacturing, license and collaboration agreements for our current development programs, which generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the payment and achievement of these milestones is neither probable nor reasonably estimable, such contingent payments have not been included in the above table.

Under the terms of our office and laboratory lease, we have collateralized the lease with approximately $488,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we are obligated to increase our restricted investment balance to approximately $3.4 million. At June 30, 2006, we were in compliance with these thresholds.

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

(b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial also may adversely affect our business, financial condition and results of operations. For discussion of some of our potential risks or uncertainties, refer to Part I, Item 1A., Risk Factors, included in our Form 10-K for the fiscal year ended December 31, 2005 and our Form 10-Q for the fiscal quarter ended March 31, 2006, both as filed with the SEC. The following risk factors are the only material changes to the risk factors described in such Form 10-K and Form 10-Q:

Our second generation ADC technology is still at an early-stage of development.

Our second generation ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, is still at a relatively early stage of development. This ADC technology is used in our SGN-35 and SGN-75 product candidates and is the basis of our collaborations with Genentech, CuraGen, Bayer, MedImmune, PDL BioPharma and PSMA Development Company. We and our corporate collaborators are conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies and, although we announced in July 2006 the filing of an IND for SGN-35, our lead ADC product candidate, and CuraGen announced in the second quarter of 2006 that it had initiated a clinical trial of its lead ADC product candidate utilizing our ADC technology, significant additional studies may be required before other ADC product candidates enter human clinical trials. For example, we have observed evidence of toxicity in some preclinical models with certain drug-linkers and are focusing our efforts on drug-linkers with the best efficacy and lowest toxicity in order to maximize the therapeutic window of our ADC technology. In addition, preclinical models to study anti-cancer activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human cancer and there may be substantially different results in clinical trials from the results obtained in preclinical studies. Any failures or setbacks in our ADC program, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

Our existing stockholders have significant control of our management and affairs.

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 52.3 percent of our voting power as of August 4, 2006. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 19, 2006, stockholders representing a total of 39,736,107 shares of common stock and 8,500,000 shares of Series A convertible preferred stock, on an as-converted basis, entitled to vote at the meeting, constituting a quorum, voted to approve the following proposals by the margins indicated:

1. To elect three directors to our board of directors to hold office until the 2009 annual meeting of stockholders.

	Number of Shares
Name	For	Withheld
Clay B. Siegall, Ph.D. (voted on by the holders of common stock only)	39,641,488	94,619
Daniel F. Hoth, M.D. (voted on by the holders of common stock only)	39,668,780	67,327
Felix Baker, Ph.D. (voted on by the holders of Series A convertible preferred stock only based on a conversion ratio of 0.93 votes for each share of common stock)	7,905,000	0

2. To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 (with the holders of Series A convertible preferred stock voting based on a conversion ratio of 0.93 votes for each share of common stock).

For	47,603,476
Against	24,508
Abstain	13,123

3. To approve the issuance and sale of 1,129,015 shares of our common stock to entities affiliated with Baker Brothers Investments for $5.25 per share pursuant to a Stock Purchase Agreement dated as of March 28, 2006 on the terms described in the Company’s proxy statement for its 2006 annual meeting of stockholders (with the holders of Series A convertible preferred stock voting based on a conversion ratio of 0.93 votes for each share of common stock).

For	36,869,907
Against	1,345,099
Abstain	28,778
Broker Non-Votes	9,397,323

Item 6.	Exhibits

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

3.3(4)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(3)	Form of Common Stock Warrant.

4.3(3)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4(4)	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Biopharmaceutical Manufacturing Services Agreement dated April 24, 2006 between Seattle Genetics, Inc. and Laureate Pharma, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.

(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(4)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

†	Confidential treatment requested as to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson Chief Financial Officer

Date: August 8, 2006

EXHIBIT INDEX

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

3.3(4)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(3)	Form of Common Stock Warrant.

4.3(3)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4(4)	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Biopharmaceutical Manufacturing Services Agreement dated April 24, 2006 between Seattle Genetics, Inc. and Laureate Pharma, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.

(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(4)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

†	Confidential treatment requested as to certain portions of this Exhibit.