Form 10-Q
period 2006-09-30
SEATTLE GENETICS INC /WA
filed 2006-11-07
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, there were 51,026,815 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Seattle Genetics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands)

	September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$27,911	$11,156
Short-term investments	58,964	31,315
Interest receivable	715	678
Accounts receivable	734	683
Prepaid expenses and other	1,083	314

Total current assets	89,407	44,146
Property and equipment, net	7,864	8,532
Restricted investments	494	605
Long-term investments	9,496	36,736

Total assets	$107,261	$90,019

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$5,197	$5,045
Current portion of deferred revenue	4,156	6,053

Total current liabilities	9,353	11,098

Long-term liabilities
Deferred rent	517	513
Deferred revenue, less current portion	648	2,950

Total long-term liabilities	1,165	3,463

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, 1,500,000 shares issued and outstanding at September 30, 2006 and at December 31, 2005	2	2
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,014,328 shares issued and outstanding at September 30, 2006 and 42,379,895 issued and outstanding at December 31, 2005	51	42
Additional paid-in capital	266,274	219,159
Accumulated other comprehensive loss	(15)	(171)
Accumulated deficit	(169,569)	(143,574)

Total stockholders’ equity	96,743	75,458

Total liabilities and stockholders’ equity	$107,261	$90,019

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues
Collaboration and license agreements	$2,441	$2,632	$7,422	$7,438

Operating expenses
Research and development	9,797	7,806	29,055	26,146
General and administrative	2,619	1,664	7,328	5,366

Total operating expenses	12,416	9,470	36,383	31,512

Loss from operations	(9,975)	(6,838)	(28,961)	(24,074)
Investment income, net	1,326	667	2,966	1,990

Net loss	$(8,649)	$(6,171)	$(25,995)	$(22,084)

Net loss per share – basic and diluted	$(0.17)	$(0.15)	$(0.54)	$(0.52)

Shares used in computation of net loss per share - basic and diluted	50,997	42,317	47,862	42,191

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2006	2005
Operating activities
Net loss	$(25,995)	$(22,084)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expense	3,244	10
Depreciation and amortization	1,802	1,733
Realized loss and amortization on investments	334	951
Deferred rent	4	35
Changes in operating assets and liabilities
Interest receivable	(37)	70
Accounts receivable	(51)	605
Prepaid expenses and other	(745)	(54)
Accounts payable and accrued liabilities	152	(34)
Deferred revenue	(4,199)	432

Net cash used in operating activities	(25,491)	(18,336)

Investing activities
Purchases of investments	(79,509)	(34,529)
Proceeds from sales and maturities of investments	79,033	54,193
Purchases of property and equipment	(1,158)	(1,190)

Net cash (used in) provided by investing activities	(1,634)	18,474

Financing activities
Net proceeds from issuance of common stock	43,146	—
Proceeds from exercise of stock options and employee stock purchase plan	734	1,123

Net cash provided by financing activities	43,880	1,123

Net increase in cash and cash equivalents	16,755	1,261
Cash and cash equivalents, at beginning of period	11,156	9,645

Cash and cash equivalents, at end of period	$27,911	$10,906

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for a full year.

2. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain income tax positions. A tax benefit from an uncertain income tax position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial condition or results of operations; however, the Company does not believe that the adoption of FIN 48 will have a material impact given its net operating losses.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 allows for the adjustment of the cumulative effect of prior year immaterial errors in assets and liabilities as of the beginning of the fiscal year with an offsetting adjustment to the opening balance of retained earnings. There have been two common approaches used to quantify such errors. Under one approach, the error is quantified as the amount by which the current year income statement is misstated. The other approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.

3. Stock compensation expense

Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was recognized for options granted to employees that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”) using the modified prospective method. Under this transition method, compensation cost recognized for the period ended September 30, 2006 includes: (a) compensation cost related to stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123; (b) compensation cost related to stock options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R; and (c) compensation costs related to the Company’s employee stock purchase plan. In each case, expense recorded in periods subsequent to January 1, 2006 reflects the service cost of the underlying share-based payment attributable to the period. In accordance with the modified prospective method, the results for the prior periods have not been restated.

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

The Company accounts for options issued to non-employees under FAS 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, the value of such options is periodically re-measured and adjusted as necessary during their vesting terms.

Description of share-based payment plans

The Company has a 1998 Stock Option Plan (Option Plan) and a 2000 Directors’ Stock Option Plan (Directors’ Plan) as share-based payment plans for employees, members of its scientific advisory board and non-employee members of its board of directors. Stock options granted under these plans generally vest over a four-year period with 25% vested on the anniversary date of the grant followed thereafter by monthly vesting. Annual stock option grants to members of the board of directors vest in full after one year. The options generally expire ten years from the date of grant. At September 30, 2006, approximately 10.8 million shares were authorized for grant under these plans, including approximately 1.9 million shares which were available for future grant under such plans.

The Company also has a 2000 Employee Stock Purchase Plan (Stock Purchase Plan). Under the terms of the Stock Purchase Plan, eligible employees may purchase shares of the Company’s common stock every six months over an offering period with a maximum duration of two years. Under the Stock Purchase Plan, shares of common stock are purchased at 85% of the lower of the fair market value of the stock on (i) the first day of the applicable offering period or (ii) the last day of the then current six month purchase period. A total of 96,617 shares were sold to employees during the nine months ended September 30, 2006 and 97,342 shares in the comparable period in 2005. At September 30, 2006, approximately 736,000 shares of common stock were reserved for issuance under the Stock Purchase Plan.

Impact of the adoption of FAS 123R

The impact on the Company’s results of operations of recording share-based payment awards to employees and directors including employee stock options pursuant to the Company’s Option Plan and Directors’ Plan and employee stock purchases pursuant to the Company Stock Purchase Plan for each respective period is as follows (in thousands):

	Three Months Ended September 30, 2006	Nine months Ended September 30, 2006
Research and development	$856	$1,997
General and administrative	428	1,185

Total	$1,284	$3,182

Due to the adoption of FAS 123R, the Company’s basic and diluted net loss increased by $0.03 per share for the three months ended September 30, 2006 and increased by $0.07 per share for the nine months ended September 30, 2006. The Company granted options to purchase a total of 15,000 shares to certain members of its scientific advisory board during the nine months ended September 30, 2006 and 20,000 shares in the comparable period in 2005. The Company has accounted for these non-employee options in accordance with EITF 96-18 and, accordingly, recorded non-cash stock-based compensation expense of $62,000 for the nine months ended September 30, 2006 and $10,000 for the comparable period in 2005. Such amounts have been excluded from the table above which summarizes the affects of adopting FAS 123R.

Cash received from option exercises under all share-based payment arrangements for the three-month period ended September 30, 2006 was $184,000 and $460,000 for the comparable period in 2005. Cash received from option exercises and shares purchased under all share-based payment arrangements for the nine month period ended September 30, 2006 was $734,000 and $1.1 million for the comparable period in 2005. No tax benefit was recognized related to share-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets. In addition, no amounts of share-based compensation costs were capitalized for the periods presented.

Valuation assumptions

Option Plan and Directors’ Plan

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the periods indicated:

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rates	4.8%	4.0%	4.7%	3.8%
Expected lives (in years)	5.4	5.0	5.4	5.0
Dividend yield	0%	0%	0%	0%
Expected volatility	69%	73%	70%	75%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the award. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The estimated forfeiture rate applied to these amounts is derived from historical stock option forfeiture behavior. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield. The Company’s computation of expected volatility is based on the historical volatility of the Company’s stock price. The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately the expense that will be recognized over the life of the option.

Stock Purchase Plan

The fair value of each option element of the Stock Purchase Plan is estimated on the date of grant using the Black-Scholes valuation model with the assumptions noted in the following table. The following range of assumptions was used in the three month ended and nine month ended periods indicated:

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rates	5.0% - 5.2%	4.0%	4.0% - 5.2%	3.7% – 4.0%
Expected lives (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	75%	70% - 74%	74% -75%

The risk-free rate for periods within the contractual life of the purchasing period is based on the U.S. Treasury yield curve in effect at the beginning of the offering period. Expected term reflects the four, six month purchase periods within the Company’s two year offering period for the Stock Purchase Plan. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield. Expected volatilities are based on historical volatility of the Company’s stock.

Stock-based payment award activity

The following table summarizes activity under the Company’s Option Plan and Directors’ Plan for the nine months ended September 30, 2006 (in thousands, except per share amounts and remaining contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	4,821	$5.86
Granted	2,480	4.80
Exercised	(109)	3.16
Forfeited/expired/cancelled	(391)	6.38

Outstanding at September 30, 2006	6,801	$5.49	7.65	$2,578

Options exercisable at September 30, 2006	3,225	$5.81	5.88	$1,750

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at September 30, 2006. The aggregate intrinsic value of options exercised under the Company’s stock option plans was $161,000 during the nine months ended September 30, 2006 and $770,000 for the comparable period in 2005, determined as of the date of option exercise. As of September 30, 2006, there was approximately $6.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, as adjusted for expected forfeitures, granted under the Company’s stock award plans. That cost is expected to be recognized over a weighted-average period of two years.

The weighted average grant-date fair value of options granted in the nine month period ended September 30, 2006 was $3.02 versus $3.55 for the comparable period in 2005. The weighted average grant-date fair value of the purchase rights existing under the Company’s Stock Purchase Plan during the first nine months of 2006 was $2.53 versus $2.52 for the comparable period in 2005.

Pro forma information for periods prior to the adoption of FAS 123R

Results for periods prior to January 1, 2006 have not been restated to reflect the effects of implementing FAS 123R. The following table illustrates the pro forma effect on net loss and net loss per share if a fair value method had been applied for each respective period (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss attributable to common stockholders as reported	$(6,171)	$(22,084)
Deduct: total stock compensation expense for employees determined under the fair value method	(802)	(3,224)

Pro forma net loss attributable to common stockholders	$(6,973)	$(25,308)

Basic and diluted net loss per share
As reported	$(0.15)	$(0.52)

Pro forma	$(0.16)	$(0.60)

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

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Convertible preferred stock	15,000	15,000	15,000	15,000
Warrants to purchase common stock	2,050	2,050	2,050	2,050
Options to purchase common stock	5,998	4,750	5,657	5,015

Total	23,048	21,800	22,707	22,065

5. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available for sale investments are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(8,649)	$(6,171)	$(25,995)	$(22,084)
Unrealized gain (loss) on securities available for sale	105	(52)	(133)	(135)
Reclassification adjustment for realized losses included in net loss	—	—	289	1

Comprehensive loss	$(8,544)	$(6,223)	$(25,839)	$(22,218)

6. Investments

Investments consist of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2006
U.S. corporate obligations	$49,473	$7	$(11)	$49,469
U.S. government and agencies	11,844	2	(15)	11,831
Municipal bonds	7,652	3	(1)	7,654

Total	$68,969	$12	$(27)	$68,954

Contractual Maturities
Due in one year or less	$59,470			$59,458
Due in one to three years	9,499			9,496

Total	$68,969			$68,954

Reported as:
Short-term investments				$58,964
Long-term investments				9,496
Restricted investments				494

Total				$68,954

December 31, 2005
Mortgage-backed securities	$36,793	$85	$(142)	$36,736
U.S. corporate obligations	28,321	—	(94)	28,227
U.S. government and agencies	3,713	—	(20)	3,693

Total	$68,827	$85	$(256)	$68,656

Contractual Maturities
Due in one year or less	$32,034			$31,920
Mortgage-backed securities	36,793			36,736

Total	$68,827			$68,656

Reported as:
Short-term investments				$31,315
Long-term investments				36,736
Restricted investments				605

Total				$68,656

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

The Company has determined that unrealized losses are not significant, temporary as to the extent of the decline, in both dollars and percentage of cost, and the Company has the ability and intent to hold investments until it recovers substantially all of the cost of the investments.

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

Overview

We are a biotechnology company developing monoclonal antibody-based therapies for the treatment of cancer and immunologic diseases. Our business strategy is focused on advancing our portfolio of product candidates in diseases with unmet medical need and significant market potential. We currently have three product candidates, SGN-40, SGN-33 and SGN-30, in ongoing clinical trials. In addition, we plan to initiate clinical testing of SGN-35 in the fourth quarter of 2006, and have two other lead preclinical product candidates, SGN-70 and SGN-75. Our pipeline of product candidates is based upon two technologies: genetically engineered monoclonal antibodies and monoclonal antibody-drug conjugates. These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as to increase the potency of monoclonal antibodies by linking them to a cell-killing payload to form an antibody-drug conjugate (ADC).

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

We do not currently have any commercial products for sale. All of our product candidates are in relatively early stages of development and significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of September 30, 2006, we had an accumulated deficit of approximately $169.6 million. Over the next several years, we expect to incur substantial expenses as we continue to invest in research, development and manufacturing and move towards commercialization of our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds and resources. Our operating expenses will likely increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards commercialization. Because a substantial portion of our revenues for the foreseeable future will depend on entering into new collaboration and license agreements and achieving development and clinical milestones under existing collaboration and license agreements, our results of operations may vary substantially from year to year and quarter to quarter. We believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Financial summary

To date, we have generated revenues principally from our collaboration and license agreements. These revenues include upfront technology access fees, milestone payments and reimbursement for support and materials supplied to our collaborators. For the nine months ended September 30, 2006, revenues remained relatively constant at $7.4 million compared to the same period in 2005. Operating expenses increased 16% to $36.4 million compared to $31.5 million for the same period in 2005. Net loss for the nine month period ended September 30, 2006 was $26.0 million, or $0.54 per share, which includes the impact of FAS 123R stock-based compensation expense of $3.2 million or $0.07 per share. As of

September 30, 2006, we had approximately $96.4 million in cash, cash equivalents, short-term and long-term investments and total stockholders’ equity of $96.7 million, which amounts include approximately $43.1 million of net proceeds from our common stock financings during the second quarter of 2006.

Stock-based compensation

Effective January 1, 2006, we adopted FAS 123R, which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life. Our computation of expected volatility, forfeiture rates and expected life is based on our historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ significantly in the future from that recorded in the current period.

We adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

Results of Operations

Three months and nine months ended September 30, 2006 and 2005

Revenues.

	Three months ended September 30,			Nine months ended September 30,
Revenues ($ in thousands)	2006	2005	% change	2006	2005	% change
Earned portion of technology access fees and milestone payments	$1,721	$2,121	-19%	$6,021	$5,716	5%
Funded research and material supply fees	720	511	41%	1,401	1,722	-19%

Total collaborations and license agreements	$2,441	$2,632	-7%	$7,422	$7,438	0%

Total revenues decreased 7% to $2.4 million in the third quarter of 2006 and remained relatively constant at $7.4 million in the first nine months of 2006 from the comparable periods in 2005. 2006 revenues primarily reflect the earned portion of technology access fees and milestone payments, which decreased 19% to $1.7 million in the third quarter of 2006 and increased 5% to $6.0 million in the first nine months of 2006 from the comparable periods in 2005. These revenues represent upfront technology access fees or milestones received during the course of our ADC collaborations with Genentech, CuraGen, Bayer, MedImmune, PDL BioPharma, PSMA Development Company and UCB Celltech. Upfront technology access fees received are generally deferred and recognized ratably over each collaborative research period. Payments received from our collaborators for the achievement of substantive milestones are generally recognized when the milestone is achieved, and payments for milestones which are not the result of the achievement of a substantive milestone are recognized ratably over the research period. In the second quarter of 2006, we earned a milestone under our ADC collaboration with CuraGen upon the initiation of clinical testing by CuraGen of its lead ADC product candidate utilizing our technology. Funded research and material supply fees increased 41% to $720,000 in the third quarter of 2006 from the comparable period in 2005 due to both increased levels of funded research support and increased material supply delivered during the quarter. Funded research and material supply fees decreased 19% to $1.4 million in the first nine months of 2006 from the comparable period in 2005 due to lower levels of funded research support with existing collaborators, which vary over the collaborative research period. The decrease also reflects the expiration of the ADC research collaboration with UCB Celltech.

We continue to expect that our revenues in 2006 will increase modestly over 2005 levels, driven primarily by recognition of deferred payments previously received under our ADC collaborations and to a lesser degree by payments received for materials, support that we provide to our collaborators and milestone achieved. We expect that future revenues will vary from quarter to quarter depending on the level of support we provide our partners and the timing of milestones achieved and may decrease if we do not enter into additional collaboration agreements.

Research and development.

Research and development expenses increased 26% to $9.8 million in the third quarter of 2006 and increased 11% to $29.1 million in the first nine months of 2006 from the comparable periods in 2005. Our research and development expenses are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Research and Development ($ in thousands)	2006	2005	% change	2006	2005	% change
Research	$3,102	$2,991	4%	$9,529	$9,102	5%
Development and contract manufacturing	4,020	3,655	10%	11,713	12,301	-5%
Clinical	1,812	1,160	56%	5,754	4,733	22%
Stock compensation expense	863	—	N/A	2,059	10	20,490%

Total	$9,797	$7,806	26%	$29,055	$26,146	11%

Research expenses include, among other things, personnel, occupancy and laboratory expenses associated with the discovery and identification of new monoclonal antibodies and the development of novel classes of stable linkers and potent cell-killing drugs. Research expenses also include research activities associated with our product candidates, such as preclinical translation biology, in vitro and in vivo studies. Research expenses increased 4% to $3.1 million in the third quarter of 2006 versus the comparable period in 2005 primarily due to increased compensation expenses and lab supply expenses. Research expenses in the first nine months of 2006 increased 5% to $9.5 million from the comparable period in 2005 primarily due to increased compensation expenses, recruiting and relocation expenses.

Development and contract manufacturing expenses include personnel, occupancy expenses and external contract manufacturing costs for the scale up and manufacturing of drug product for use in our clinical trials, including IND-enabling pharmacology and toxicology studies. Development and contract manufacturing expenses also include quality control and assurance activities, including storage and shipment services of our drug product candidates. Development and contract manufacturing costs increased 10% to $4.0 million in the third quarter of 2006 from the comparable period in 2005 due to increased personnel expenses and lab supplies related to higher staffing levels. This increase is net of lower contract manufacturing expenses in the third quarter of 2006 attributable to decreased manufacturing costs of SGN-40 and SGN-35 and higher costs for SGN-70 and SGN-33. For the first nine months of 2006, development and contract manufacturing costs decreased 5% to $11.7 million from the comparable period in 2005 primarily due to the timing of manufacturing campaigns. Manufacturing costs decreased by $3.4 million for SGN-40 and $800,000 for SGN-35 in the first nine months of 2006 from the comparable period in 2005, reflecting the substantial completion of related activities for those programs during 2005. SGN-70 contract manufacturing costs increased $2.0 million in the first nine months of 2006 from the comparable period in 2005. The decrease in development and contract manufacturing expenses for the first nine months of 2006 is net of higher personnel expenses, lab supplies associated with higher staffing levels and depreciation expenses.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including principal investigator fees, clinical site expenses, clinical research organization charges and regulatory activities associated with conducting human clinical trials. Clinical costs increased 56% to $1.8 million in the third quarter of 2006 and increased 22% to $5.8 million in the first nine months of 2006 from the comparable periods in 2005 primarily due to higher third party costs for our SGN-40 phase I trials, SGN-33 phase I trial and SGN-30 phase II trials during 2006.

Stock compensation expenses reflect the non-cash charge relating to the adoption of FAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense. With the adoption of FAS 123R, we expect an increase in our non-cash operating expenses for employee stock-based compensation in the remaining period of 2006 when compared to 2005.

We utilize our employee and infrastructure resources across multiple projects, including our discovery and research programs directed towards identifying monoclonal antibodies and new classes of stable linkers and cell-killing drugs. Many of our costs are not directly attributable to a specific project and we have not historically allocated our infrastructure costs or accounted for internal research and development costs on a project-by-project basis. As a result, we do not report actual total costs incurred for each of our clinical and preclinical projects on a project-by-project basis. We do, however, separately account for significant third-party costs of development programs identified as product candidates for further preclinical and clinical development. The following table shows expenses incurred for preclinical study support, contract manufacturing for clinical supplies and clinical trial services provided by third parties as well as milestone payments for in-licensed technology for each of our product candidates and the remaining unallocated costs for such periods:

	Three months ended September 30,		Nine months ended September 30,		Five years ended September 30, 2006
Product Candidates ($ in thousands)	2006	2005	2006	2005
SGN-40	$359	$1,289	$1,402	$3,944	$6,963
SGN-33	322	44	604	52	1,346
SGN-35	143	450	1,290	2,047	8,203
SGN-30	341	431	1,338	1,384	19,700
SGN-70	699	81	2,043	81	2,369

Total third party costs	1,864	2,295	6,677	7,508	38,581
Unallocated costs and overhead	7,070	5,511	20,319	18,628	104,712
Stock compensation expense	863	—	2,059	10	4,033

Total research and development	$9,797	$7,806	$29,055	$26,146	$147,326

SGN-40 costs primarily reflect third party clinical costs in 2006 and contract manufacturing costs incurred at Abbott Laboratories in 2005. We expect third party costs associated with clinical trials of SGN-40 to increase as we continue to enroll patients and expand our SGN-40 phase I clinical trials and initiate phase II trials. However, we expect contract manufacturing costs for SGN-40 in 2006 to be lower than 2005 due to the completion of our manufacturing campaign for clinical-grade materials at Abbott Laboratories in 2005. Costs attributable to SGN-33 in the third quarter and first nine months of 2006 include clinical trial costs for our phase I clinical trial and the start of our manufacturing campaign at Laureate Pharma. Our third party costs for SGN-35 in the third quarter and the first nine months of 2006 and 2005 are primarily attributable to contract manufacturing and preclinical studies necessary to initiate a planned clinical trial in the fourth quarter of 2006. We expect third party costs for SGN-35 to increase as we initiate this phase I clinical trial. SGN-30 third party costs in the third quarter and the first nine months of 2006 and 2005 are primarily attributable to patient enrollment in our phase II clinical trials in the United States and Europe. We expect third party costs for SGN-30 during 2006 to remain relatively consistent with the amounts incurred in 2005 as we complete our phase II clinical trials and to decrease thereafter. We have initiated clinical trials of SGN-30 in cooperation with the National Cancer Institute, the costs of which will be incurred by the institute and not reflected in our financial results. Our third party costs for SGN-70 in the third quarter of 2006 are primarily attributable to our ongoing manufacturing campaign for clinical-grade material at Laureate Pharma, which we expect to increase during the fourth quarter of 2006. We expect that our total research and development expenses in 2006 will increase over 2005 levels, primarily driven by manufacturing activities for SGN-33 and SGN-70 with Laureate Pharma, increased clinical costs for SGN-40, SGN-33 and SGN-35, and the adoption of FAS 123R which has resulted in the expensing of stock option grants to employees.

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

General and administrative.

	Three months ended September 30,			Nine months ended September 30,
General and administrative($ in thousands)	2006	2005	% change	2006	2005	% change
General and administrative	$2,191	$1,664	32%	$6,143	$5,366	14%
Stock compensation expense	428	—	n/a	1,185	—	n/a

Total general and administrative expense	$2,619	$1,664	57%	$7,328	$5,366	37%

General and administrative expenses increased 57% to $2.6 million in the third quarter of 2006 and increased 37% to $7.3 million in the first nine months of 2006 from the comparable periods in 2005. General and administrative expenses, excluding stock compensation expense, increased 32% in the third quarter of 2006 and 14% in the first nine months of 2006 from the comparable periods in 2005 primarily due to higher compensation, consulting and professional services expenses. Stock compensation expenses reflect non-cash charges relating to the adoption of FAS 123R on January 1, 2006, which requires us to measure the fair value of all employee share-based payments and recognize that value as an operating expense. With the adoption of FAS 123R, we expect an increase in our non-cash operating expenses for employee share-based compensation in the remaining period of 2006 as compared to 2005. We also anticipate that general and administrative expenses will increase in 2006 as a result of costs related to adding personnel in support of our operations.

Investment income, net.

Investment income increased 99% to $1.3 million in the third quarter of 2006 and increased 49% to $3.0 million in the first nine months of 2006 from the comparable periods in 2005 due primarily to higher cash and investment balances as a result of our common stock financings in the second quarter of 2006, as well as an increase in the average yield of invested funds. Investment income for the first nine months of 2006 reflects realized losses of $289,000 following an investment decision made during the second quarter of 2006 to rebalance the portfolio away from mortgage-backed securities in an effort to improve the overall yield of the portfolio.

Liquidity and Capital Resources.

Liquidity and capital resources ($ in thousands)	September 30, 2006	December 31, 2005
Cash, cash equivalents and investments	$96,371	$79,207
Working capital	$80,054	$33,048

	Nine months ended September 30,
	2006	2005
Cash provided by (used in):
Operating activities	$(25,491)	$(18,336)
Investing activities	$(1,634)	$18,474
Financing activities	$43,880	$1,123
Capital expenditures (included in Investing activities)	$(1,158)	$(1,190)

We have financed the substantial majority of our operations through the public and private sale of equity securities, which is supplemented by funding received from our collaboration and license agreements. To a lesser degree, we have also financed our operations through interest earned on cash, cash equivalents and investments. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

Our combined cash, cash equivalents and investment securities increased to $96.4 million at September 30, 2006, compared to $79.2 million at December 31, 2005. The increase in 2006 was primarily the result of net proceeds of $43.1 million from our common stock financings that closed during the second quarter, offset by $25.5 million used to finance our operations. Our working capital was $80.1 million at September 30, 2006, compared to $33.0 million at December 31, 2005. The increase in working capital during 2006 reflects the proceeds from our common stock financings as well as changes in the composition of our investment portfolio to improve overall returns. We have structured our investment portfolio so that scheduled maturities of investment securities can be used to fund our working capital needs. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, consisting primarily of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, commercial paper and money market accounts.

Capital expenditures remained relatively constant at $1.2 million during the first nine months of 2006 from the comparable period in 2005 and consisted primarily of lab equipment and computers and related information systems in support of our research and development activities and employee growth. We expect that our capital expenditures for the year 2006 to exceed 2005 amounts reflecting higher capital purchases and facilities improvements.

At our currently planned spending rate, we believe our remaining financial resources in addition to the expected fees and milestone payments earned under new and existing collaboration and license agreements will be sufficient to fund our operations until late 2008. However, changes in our spending rate may occur that would consume available capital resources sooner, such as increased manufacturing and clinical trial expenses preceding commercialization of a product candidate. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, or public or private equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs, which may adversely affect our business and operations.

We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of overall spending will accelerate as a result of the increased expenses associated with adding personnel, clinical trials, regulatory filings, manufacturing, and research and development activities. However, we may experience fluctuations in incurring these costs from quarter to quarter based on the timing of manufacturing campaigns, accrual of patients to clinical trials and collaborative activities. Certain external factors may influence our cash spending including the cost of filing and enforcing patent claims and other intellectual property rights, competing technological and market developments and the progress of our collaborators.

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

The following are our future minimum contractual commitments for the periods subsequent to September 30, 2006 (in thousands):

	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Operating leases	$10,478	$544	$2,197	$2,231	$2,253	$2,291	$962
Manufacturing, license and collaboration agreements	6,350	3,715	1,885	335	205	210	—

Total	$16,828	$4,259	$4,082	$2,566	$2,458	$2,501	$962

The minimum payments under manufacturing, license and collaboration agreements in 2006 primarily represent contractual obligations related to manufacturing campaigns to perform scale-up and cGMP manufacturing for monoclonal antibody and ADC product candidates for use in our clinical trials, including our contract manufacturing agreement with Laureate Pharma. The above table excludes royalties and up to approximately $14.0 million in potential future milestone payments to third parties under manufacturing, license and collaboration agreements for our current development programs, which generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, such contingent payments have not been included in the above table.

Under the terms of our office and laboratory lease, we have collateralized the lease with approximately $494,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we are obligated to increase our restricted investment balance to approximately $3.4 million. At September 30, 2006, we were in compliance with these thresholds.

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

(b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial also may adversely affect our business, financial condition and results of operations. For discussion of some of our potential risks or uncertainties, refer to Part I, Item 1A., Risk Factors, included in our Form 10-K for the fiscal year ended December 31, 2005 and our Form 10-Q for the fiscal quarters ended March 31, 2006 and June 30, 2006, all as filed with the SEC. We have not had any material changes to the risk factors described in such filings during the quarter ended September 30, 2006.

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

Date: November 7, 2006

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