Form 10-Q
period 2007-03-31
SEATTLE GENETICS INC /WA
filed 2007-05-08
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 4, 2007, there were 57,006,346 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Seattle Genetics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$17,508	$9,137
Short-term investments	91,059	73,450
Interest receivable	799	539
Accounts receivable	3,733	898
Prepaid expenses and other	1,212	1,405

Total current assets	114,311	85,429
Property and equipment, net	8,087	7,794
Other non-current assets	492	486
Long-term investments	31,692	3,986

Total assets	$154,582	$97,695

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$4,792	$5,389
Current portion of deferred revenue	14,171	3,160

Total current liabilities	18,963	8,549

Long-term liabilities
Deferred rent	456	513
Deferred revenue, less current portion	53,583	399

Total long-term liabilities	54,039	912

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, 928,500 shares issued and outstanding at March 31, 2007 and 1,500,000 shares issued and outstanding at December 31, 2006	1	2
Common stock, $0.001 par value, 100,000,000 shares authorized; 56,942,107 shares issued and outstanding at March 31, 2007 and 51,029,542 shares issued and outstanding at December 31, 2006	57	51
Additional paid-in capital	270,052	267,807
Accumulated other comprehensive loss	(113)	(37)
Accumulated deficit	(188,417)	(179,589)

Total stockholders’ equity	81,580	88,234

Total liabilities and stockholders’ equity	$154,582	$97,695

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2007	2006
Revenues from collaboration and license agreements	$4,336	$2,141

Operating expenses
Research and development	11,805	9,251
General and administrative	2,820	2,307

Total operating expenses	14,625	11,558

Loss from operations	(10,289)	(9,417)
Investment income, net	1,461	714

Net loss	$(8,828)	$(8,703)

Net loss per share – basic and diluted	$(0.16)	$(0.21)

Shares used in computation of net loss per share – basic and diluted	54,539	42,418

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2007	2006
Operating activities
Net loss	$(8,828)	$(8,703)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	1,374	954
Depreciation and amortization	593	588
Amortization on investments	(382)	216
Deferred rent	(4)	6
Changes in operating assets and liabilities
Interest receivable	(260)	(10)
Accounts receivable	(2,835)	326
Prepaid expenses and other	193	(384)
Accounts payable and accrued liabilities	(650)	—
Deferred revenue	64,195	(1,623)

Net cash provided by (used in) operating activities	53,396	(8,630)

Investing activities
Purchases of securities available for sale	(83,316)	(6,823)
Proceeds from maturities of securities available for sale	38,301	15,891
Purchases of property and equipment	(886)	(174)

Net cash (used in) provided by investing activities	(45,901)	8,894

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	876	289

Net cash provided by financing activities	876	289

Net increase in cash and cash equivalents	8,371	553
Cash and cash equivalents, at beginning of period	9,137	11,156

Cash and cash equivalents, at end of period	$17,508	$11,709

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed interim financial statements of Seattle Genetics, Inc. (“Seattle Genetics” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles for unaudited condensed interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Management has determined that the Company operates in one segment; the development of pharmaceutical products on its own behalf, or in collaboration with others. Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share amounts.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for a full year.

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to measure many financial instruments and certain other items at fair value. Companies are required to adopt the new standard for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this standard and currently does not expect to have any financial instruments for which it intends to elect the fair value method of accounting.

3. Collaboration, license and contract manufacturing agreements

In January 2007, the Company entered into a collaboration agreement with Genentech for the development and commercialization of SGN-40, which became effective February 5, 2007. Under the terms of the agreement, the Company received an upfront payment of $60 million, and is entitled to receive potential milestone payments exceeding $800 million and royalties on annual net sales of SGN-40. The Company will receive a minimum of $20 million in milestone payments during the first two years of the agreement. Genentech will fund future research, development, manufacturing and commercialization costs for SGN-40. The Company has agreed to continue certain phase I and phase II clinical trials and development activities for SGN-40 over a six year development period, the costs of which will be reimbursed by Genentech. The Company also has an option to co-promote SGN-40 in the United States. Payments received from Genentech, consisting of the upfront payment, milestone payments and payments for services provided by the Company to Genentech under this agreement, are being recognized as revenue over the six year development period of the agreement using a time-based method. The Company initially licensed its anti-CD40 program to Genentech in June 1999. In March 2003, the Company entered into license agreements with Genentech providing for the return to the Company of the rights relating to the anti-CD40 program as well as a license under Genentech’s Cabilly patent covering the recombinant expression of antibodies. As a result of the January 2007 collaboration agreement, any milestone or royalty obligations of the Company pursuant to these previous license agreements were waived.

In January 2007, the Company entered into an agreement with Agensys to jointly research, develop and commercialize antibody-drug conjugates, or ADCs, for cancer. The collaboration encompasses combinations of the Company’s ADC technology with antibodies developed by Agensys to proprietary cancer targets. Under the terms of the multi-year agreement, Agensys and the Company will jointly screen and select ADC product candidates to an initial target that has already been selected, co-fund all development and commercialization costs and share equally in any profits. Agensys will also conduct further preclinical studies aimed at identifying ADC product candidates to up to three additional targets. The Company has the right to exercise a co-development option for one of these additional ADC product candidates upon filing of an investigational new drug (IND) application, and Agensys will have the right to develop and commercialize the other two ADC product candidates on its own, subject to paying the Company fees, milestones and royalties. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. Costs associated with activities performed under this collaboration, net of reimbursement paid to and received from Agensys, are reflected in research and development expense in the accompanying statement of operations and were not significant for the period ended March 31, 2007.

In March 2007, Genentech paid the Company $4.5 million to exercise exclusive licenses to specific targets and extend the research term under the parties’ existing ADC collaboration agreement. Under the terms of the agreement, Genentech has rights to use the Company’s ADC technology with antibodies against targets selected by Genentech. Genentech is responsible for research, product development, manufacturing and commercialization activities under the collaboration. The Company is entitled to receive fees, progress-dependent milestone payments and royalties on net sales of any resulting ADC products. The $4.5 million payment has been deferred and will be recognized over the three year extended research term of the collaboration using a time-based approach.

4. Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. Because of the Company’s historical net operating losses, it has not been subject to income taxes since its inception and the Company had no material unrecognized tax benefits as of December 31, 2006. As a result, the adoption of FIN 48 had no impact on the Company’s financial statements.

The Company’s deferred tax assets primarily consist of net operating loss carryforwards, capitalized research and development expense and research and development tax credit carryforwards. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal net operating loss carryforwards will expire from 2018 to 2026 and research and development tax credit carryforwards will expire from 2019 to 2026. Utilization of these net operating loss and research and development credit carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in the Company’s ownership, as defined therein. The Company has performed an ownership analysis as of December 2006 which identified certain changes under Section 382. Based upon this analysis, substantially all of the Company’s net operating loss carryforwards as of December 31, 2006 have, or will, become available to offset taxable income. However, it is possible that there will be a future change in ownership that will limit the utilization of our net operating loss or research and development credit carryforwards. No amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. Tax years 1998 to 2006 remain subject to future examination for federal income taxes.

5. Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all convertible preferred stock, warrants and options to purchase common stock from the calculation of diluted net loss per share as such securities are antidilutive for all periods presented. The increase in the number of shares used in the computation of net loss per share for the period ended March 31, 2007 is primarily the result of the conversion of 571,500 shares of Series A Convertible Preferred Stock into 5,715,000 shares of common stock during the period.

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Three months ended, March 31,
	2007	2006
Convertible preferred stock	11,604	15,000
Warrants to purchase common stock	2,050	2,050
Options to purchase common stock	6,600	5,298

Total	20,254	22,348

6. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available for sale investments are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net loss	$(8,828)	$(8,703)
Unrealized loss on securities available for sale, net of reclassification adjustment	(76)	(25)

Comprehensive loss	$(8,904)	$(8,728)

7. Investments

Investments consist of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2007
U.S. corporate obligations	$60,485	$3	$(107)	$60,381
Auction rate securities	37,500	—	—	37,500
U.S. government and agencies	20,784	1	(10)	20,775
Taxable municipal bonds	4,588	—	(1)	4,587

Total	$123,357	$4	$(118)	$123,243

Contractual Maturities
Due in one year or less	$91,617			$91,551
Due in one to three years	31,740			31,692

Total	$123,357			$123,243

Reported as:
Short-term investments				$91,059
Long-term investments				31,692
Restricted investments				492

Total				$123,243

December 31, 2006
U.S. corporate obligations	$68,917	$8	$(44)	$68,881
U.S. government and agencies	6,337	—	(3)	6,334
Taxable municipal bonds	2,706	1	—	2,707

Total	$77,960	$9	$(47)	$77,922

Contractual Maturities
Due in one year or less	$73,960			$73,936
Due in one to three years	4,000			3,986

Total	$77,960			$77,922

Reported as:
Short-term investments				$73,450
Long-term investments				3,986
Restricted investments				486

Total				$77,922

Auction rate securities have contractual maturities in excess of one year, but are typically subject to resets in interest rate over a time period of 28 days or less. Investments in auction rate securities are available to fund current operations and are therefore classified as short-term investments in the accompanying financial statements. The Company has determined that unrealized losses are temporary and insignificant as to the extent of the decline, in both dollars and percentage of cost. The Company has the ability and intent to hold investments in temporary unrealized loss positions until substantially all of the costs of the investment are recovered. As of March 31, 2007, investments in unrealized loss positions have been in a continuous loss position for less than 12 months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, might, will, should, expect, plan, anticipate, project, believe, estimate, predict, potential, intend or continue, the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A. of Part I of our Form 10-K for the fiscal year ended December 31, 2006, as well as those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

In addition to our internal pipeline of product candidates, we have ADC collaborations with leading biotechnology and pharmaceutical companies, including Genentech, Bayer, CuraGen, Progenics, MedImmune, PDL BioPharma and Agensys. We also have internal research and in-licensing programs for novel antigens and new monoclonal antibodies to provide future opportunities for pipeline growth.

We do not currently have any commercial products for sale. All of our product candidates are in relatively early stages of development, and significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of March 31, 2007, we had an accumulated deficit of approximately $188.4 million. Over the next several years, we expect to incur substantial expenses as we continue to invest in research, development and manufacturing and move towards commercialization of our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds and resources. Our operating expenses will likely increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we will incur significant milestone payment obligations as our product candidates progress through clinical trials towards commercialization. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones under our existing collaboration and license agreements, particularly our SGN-40 collaboration with Genentech, as well as entering into new collaboration and license agreements, our results of operations may vary substantially from year to year and from quarter to quarter. We believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Financial summary

To date, we have generated revenues principally from our collaboration and license agreements. These revenues include upfront technology access fees, milestone payments and reimbursement for support and materials supplied to our collaborators. For the three months ended March 31, 2007, revenues increased 103% to $4.3 million compared to $2.1 million for the same period in 2006. Operating expenses increased 27% to $14.6 million compared to $11.6 million for the same period in 2006. Our loss for the three month period ended March 31, 2007 was $8.8 million, or $0.16 per share, compared to $8.7 million, or $0.21 per share, for the same period in 2006. As of March 31, 2007, we had approximately $140.3 million in cash, cash equivalents, short-term and long-term investments and $81.6 million in total stockholders’ equity.

Results of Operations

Three months ended March 31, 2007 and 2006

Revenues.

Total collaboration and license agreement revenues increased 103% to $4.3 million in the first quarter of 2007 from the comparable period in 2006. These increases were primarily due to amounts earned under our SGN-40 collaboration agreement with Genentech established in January 2007. Revenues are summarized by collaborator as follows:

Collaboration and license agreement revenues ($ in thousands)	Three months ended March 31,
	2007	2006	% change
Genentech	$2,732	$792	245%
Progenics	758	192	295%
Bayer	420	233	80%
MedImmune	264	204	29%
CuraGen	25	506	-95%
Other Collaborations	137	214	-36%

Total	$4,336	$2,141	103%

Genentech revenues increased 245% to $2.7 million in the first quarter of 2007 from the comparable period in 2006. This increase is primarily the result of revenues earned under the new SGN-40 collaboration agreement with Genentech entered into in January 2007. Under the terms of the agreement, we received an upfront payment of $60 million and are entitled to receive progress-dependent milestone payments and royalties on net sales of any resulting products. We also perform research and development activities under the agreement that are reimbursed by Genentech. All payments received under this agreement, including future milestone payments, will be aggregated to deferred revenue and recognized as revenue over the six year development period using a time-based method. In March 2007, Genentech also paid us $4.5 million to exercise exclusive licenses to specific targets and extend the research term under our ADC collaboration agreement established in April 2002. These fees are being recognized as revenue over the three year extension period of the collaboration using a time-based approach. Revenues earned under our Progenics collaboration increased 295% to $758,000 in the first quarter of 2007 from the comparable period in 2006 primarily due to a preclinical milestone earned during the first quarter of 2007. Revenues earned under our CuraGen collaboration decreased 95% to $25,000 in the first quarter of 2007 from the comparable period in 2006 due to the completion of the amortization of the upfront technology access fee over the research program term which ended in June 2006.

We expect that our revenues in 2007 will increase over 2006 levels, driven primarily by the SGN-40 collaboration with Genentech. In addition, we may receive progress-dependent milestones, annual maintenance fees and support fees as our collaborators advance their ADC product candidates through the development process. We expect that future revenues will vary from quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide our partners, the timing of milestones achieved and our ability to enter into additional collaboration agreements.

Research and development.

Research and development expenses increased 28% to $11.8 million in the first quarter of 2007 from the comparable period in 2006. Our research and development expenses are summarized as follows:

Research and development ($ in thousands)	Three months ended March 31,
	2007	2006	% change
Research	$3,465	$3,336	4%
Development and contract manufacturing	4,840	3,461	40%
Clinical	2,519	1,870	35%
Share-based compensation expense	981	584	68%

Total	$11,805	$9,251	28%

Research expenses remained relatively stable, increasing 4% to $3.5 million in the first quarter of 2007 from the comparable period in 2006. Development and contract manufacturing costs increased 40% to $4.8 million in the first quarter of 2007 from the comparable period in 2006 primarily due to manufacturing activities with Laureate Pharma for production of SGN-70 and SGN-33 clinical supply resulting in an increase in related expenses of $982,000 in 2007. Clinical costs increased 35% to $2.5 million in the first quarter of 2007 from the comparable period in 2006 due to increased third party costs associated with our SGN-33, SGN-40 and SGN-35 clinical trials, which were partially offset by decreased third party costs for our SGN-30 program. Share-based compensation expense increased 68% to $981,000 during the first quarter of 2007 from the comparable period in 2006 reflecting the combination of an increase in the number of options outstanding associated with increased staffing levels and slightly higher weighted average grant-date fair values.

The following table shows expenses incurred for preclinical study support, contract manufacturing for clinical supplies and clinical trial services provided by third parties as well as milestone payments for in-licensed technology for each of our product candidates. The table also presents unallocated costs which consist of personnel, facilities and other costs not directly allocable to development programs:

Product Candidates ($ in thousands)	Three months ended March 31,		Five years ended March 31,
	2007	2006	2007
SGN-33	$1,048	$103	$3,554
SGN-70	1,044	288	4,251
SGN-40	690	445	7,956
SGN-35	384	762	9,011
SGN-30	267	619	19,641
SGN-15	0	77	7,989

Total third party costs	3,433	2,294	52,402
Unallocated costs and overhead	7,391	6,373	103,140
Share-based compensation expense	981	584	5,390

Total research and development	$11,805	$9,251	$160,932

Our third party costs for SGN-33 and SGN-70 in the first quarter of 2007 primarily reflect activities conducted by Laureate Pharma to perform scale-up and GMP manufacturing to support clinical trials. We expect third party costs for SGN-70 and SGN-33 to increase during 2007 compared to 2006 as a result of higher pharmacology/toxicology, clinical and manufacturing costs. SGN-40 costs in the first quarter of 2007 primarily reflect third party clinical costs. We expect third party costs associated with clinical trials of SGN-40 to increase as we continue to enroll patients and expand our SGN-40 phase I and II clinical trials and initiate additional trials. Under our SGN-40 collaboration agreement, Genentech reimburses us for development activities that we perform under the agreement. The cost of such activities is reflected in research and development expense as incurred and reimbursement payments are amortized into revenue along with other payments received from Genentech. SGN-35 third party costs in the first quarter of 2007 are primarily attributable to patient enrollment in our phase I clinical trial. SGN-35 costs decreased from 2006 following the completion of contract manufacturing and preclinical studies to support the clinical trial that was initiated in November 2006. We expect third party costs for SGN-35 to increase as we continue to enroll patients and expand our clinical trials. We have substantially completed company-sponsored clinical trials of SGN-30. Our ongoing clinical trials of SGN-30 are being conducted in cooperation with the National Cancer Institute (NCI). The majority of the costs for these trials will be incurred by the NCI and not reflected in our future financial results. As a result, we expect third party costs for SGN-30 to decrease from the amounts incurred in 2006.

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

We anticipate that our research, development, contract manufacturing and clinical expenses will continue to grow in the foreseeable future as we expand our discovery and preclinical activities and advance new product candidates into clinical trials. These expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

The risks and uncertainties associated with our research and development projects are discussed more fully in the section entitled “Risk Factors” that appears in our periodic reports filed with the SEC. As a result of the uncertainties discussed above, we are unable to determine with any degree of certainty the anticipated completion dates or completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product candidate.

General and administrative.

General and administrative ($ in thousands)	Three months ended March 31,
	2007	2006	% change
General and administrative	$2,427	$1,937	25%
Share-based compensation expense	393	370	6%

Total	$2,820	$2,307	22%

General and administrative expenses increased 22% to $2.8 million in the first quarter of 2007 from the comparable period in 2006. General and administrative expenses, excluding share-based compensation expense, increased 25% in the first quarter of 2007 from the comparable period in 2006 primarily due to higher professional services and recruiting expenses. We anticipate that general and administrative expenses will continue to increase in 2007 as a result of increased costs related to adding personnel in support of our operations.

Investment income, net.

Investment income increased 105% to $1.5 million in the first quarter of 2007 from the comparable period in 2006. This increase is primarily the result of higher cash and investment balances due to the payment received from Genentech pursuant to the SGN-40 collaboration as well as an increase in the average yield of invested funds.

Liquidity and capital resources.

Liquidity and capital resources ($ in thousands)	March 31, 2007	December 31, 2006
Cash, cash equivalents and investments	$140,259	$86,573
Working capital	$95,348	$76,880
Stockholders’ equity	$81,580	$88,234

	Three months ended March 31,
	2007	2006
Cash provided by (used in ):
Operating activities	$53,396	$(8,630)
Investing activities	$(45,901)	$8,894
Financing activities	$876	$289
Capital expenditures (included in Investing activities)	$(886)	$(174)

We have financed the majority of our operations through the issuance of equity securities, which is supplemented by funding received from our collaboration and license agreements. To a lesser degree, we have also financed our operations through interest earned on cash, cash equivalents and investments. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

Our combined cash, cash equivalents and investment securities increased to $140.3 million at March 31, 2007, compared to

$86.6 million at December 31, 2006. This increase was caused primarily by cash provided by operating activities, which included the upfront payment of $60 million received from Genentech pursuant to the SGN-40 collaboration and $4.5 million received from Genentech to extend its ADC collaboration established with us in April 2002. Our working capital was $95.3 million at March 31, 2007, compared to $76.9 million at December 31, 2006. We have structured our investment portfolio so that scheduled maturities of investment securities can be used to fund our working capital needs. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, adjustable mortgage-backed securities, auction-rate securities, commercial paper and money market accounts.

Capital expenditures during the first three months of 2007 were $886,000 compared to $174,000 in the comparable period of 2006, which consisted primarily of lab equipment and tenant improvements in support of our research and development activities. We expect that our capital expenditures for the year 2007 will increase compared to 2006 due primarily to tenant improvements.

At our currently planned spending rate, we believe our remaining financial resources in addition to the expected fees and milestone payments earned under the SGN-40 collaboration agreement with Genentech and other existing collaboration and license agreements will be sufficient to fund our operations into 2010. However, changes in our spending rate may occur that would consume available capital resources sooner, such as increased manufacturing and clinical trial expenses preceding commercialization of a product candidate. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, or public or private equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs, which may adversely affect our business and operations.

We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of overall spending will accelerate as a result of the increased costs and expenses associated with adding personnel, clinical trials, regulatory filings, manufacturing, and research and development activities. We expect that these costs will fluctuate from quarter to quarter based on the timing of manufacturing campaigns, accrual of patients to clinical trials and collaborative activities. Certain external factors may influence our cash spending including the cost of filing and enforcing patent claims and other intellectual property rights, competing technological and market developments and the progress of our collaborators.

Some of our manufacturing, license and collaboration agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones and the payment of royalties based on commercial product sales. We do not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years. The amounts set forth below could be substantially higher if we make certain development achievements that require us to make milestone payments or if we receive regulatory approvals or achieve commercial sales and are required to pay royalties earlier than anticipated.

The following are our future minimum contractual commitments for the periods subsequent to March 31, 2007 (in thousands):

	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating leases	$9,390	$1,653	$2,231	$2,253	$2,291	$962	$—
Manufacturing, license and collaboration agreements	5,338	4,373	335	205	210	215	—

Total	$14,728	$6,026	$2,566	$2,458	$2,501	$1,177	$—

The minimum payments under manufacturing, license and collaboration agreements in 2007 primarily represent contractual obligations related to manufacturing campaigns to perform scale-up and cGMP manufacturing for monoclonal antibody and ADC products for use in our clinical trials, including our contract manufacturing agreement with Laureate Pharma. The above table excludes royalties and payments of up to approximately $10.0 million in potential future milestone payments to third parties under manufacturing, license and collaboration agreements for our current development programs, which generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable with respect to timing, such contingent payments have not been included in the above table.

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with approximately $492,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we are obligated to increase our restricted investment balance to approximately $3.4 million. At March 31, 2007, we were in compliance with these thresholds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In accordance with our investment policy, we do not have any derivative financial instruments in our investment portfolio. We invest in high quality interest-bearing instruments, including U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, adjustable mortgage-backed securities, auction-rate securities, commercial paper and money market accounts. Such securities are subject to interest rate risk and will rise and fall in value if market interest rates change; however, we do not expect any material loss from such interest rate changes.

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

(b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial also may adversely affect our business, financial condition and results of operations. For discussion of some of our potential risks or uncertainties, refer to Part I, Item 1A., Risk Factors, included in our Form 10-K for the fiscal year ended December 31, 2006 as filed with the SEC.

Item 6.	Exhibits

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

3.3(4)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(3)	Form of Common Stock Warrant.

4.3(3)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Collaboration and License Agreement dated January 7, 2007 between Seattle Genetics, Inc. and Agensys, Inc.

10.2†	Collaboration Agreement dated February 5, 2007 between Seattle Genetics, Inc. and Genentech, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.
(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.
(4)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
†	Confidential treatment requested as to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Chief Financial Officer

Date: May 8, 2007

EXHIBIT INDEX

Item 6.	Exhibits

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

3.3(4)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(3)	Form of Common Stock Warrant.

4.3(3)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Collaboration and License Agreement dated January 7, 2007 between Seattle Genetics, Inc. and Agensys, Inc.

10.2†	Collaboration Agreement dated February 5, 2007 between Seattle Genetics, Inc. and Genentech, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.
(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.
(4)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
†	Confidential treatment requested as to certain portions of this Exhibit.