Form 10-Q
period 2007-06-30
SEATTLE GENETICS INC /WA
filed 2007-08-07
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, there were 66,625,405 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Seattle Genetics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$5,075	$9,137
Short-term investments	88,426	73,450
Interest receivable	1,074	539
Accounts receivable	4,985	898
Prepaid expenses and other	2,024	1,405

Total current assets	101,584	85,429
Property and equipment, net	7,984	7,794
Other non-current assets	486	486
Long-term investments	38,713	3,986

Total assets	$148,767	$97,695

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$6,658	$5,389
Current portion of deferred revenue	14,174	3,160

Total current liabilities	20,832	8,549

Long-term liabilities
Deferred rent	437	513
Deferred revenue, less current portion	53,039	399

Total long-term liabilities	53,476	912

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, 928,500 shares issued and outstanding at June 30, 2007 and 1,500,000 shares issued and outstanding at December 31, 2006	1	2
Common stock, $0.001 par value, 100,000,000 shares authorized; 57,229,427 shares issued and outstanding at June 30, 2007 and 51,029,542 shares issued and outstanding at December 31, 2006	57	51
Additional paid-in capital	273,504	267,807
Accumulated other comprehensive loss	(136)	(37)
Accumulated deficit	(198,967)	(179,589)

Total stockholders’ equity	74,459	88,234

Total liabilities and stockholders’ equity	$148,767	$97,695

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues from collaboration and license agreements	$5,611	$2,840	$9,947	$4,981

Operating expenses
Research and development	15,179	10,007	26,984	19,258
General and administrative	2,814	2,402	5,634	4,709

Total operating expenses	17,993	12,409	32,618	23,967

Loss from operations	(12,382)	(9,569)	(22,671)	(18,986)
Investment income, net	1,832	926	3,293	1,640

Net loss	$(10,550)	$(8,643)	$(19,378)	$(17,346)

Net loss per share – basic and diluted	$(0.18)	$(0.17)	$(0.35)	$(0.37)

Shares used in computation of net loss per share – basic and diluted	57,064	50,077	55,808	46,269

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2007	2006
Operating activities
Net loss	$(19,378)	$(17,346)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	3,415	1,953
Depreciation and amortization	1,228	1,196
Amortization on investments	(574)	557
Deferred rent	(12)	9
Changes in operating assets and liabilities
Interest receivable	(535)	(103)
Accounts receivable	(4,087)	(76)
Prepaid expenses and other	(619)	(1,300)
Accounts payable and accrued liabilities	1,205	(31)
Deferred revenue	63,654	(2,612)

Net cash provided by (used in) operating activities	44,297	(17,753)

Investing activities
Purchases of securities available for sale	(140,360)	(63,814)
Proceeds from maturities of securities available for sale	91,132	33,978
Proceeds from sales of securities available for sale	—	28,607
Purchases of property and equipment	(1,418)	(706)

Net cash used in investing activities	(50,646)	(1,935)

Financing activities
Net proceeds from issuance of common stock	—	43,146
Proceeds from exercise of stock options and employee stock purchase plan	2,287	551

Net cash provided by financing activities	2,287	43,697

Net (decrease) increase in cash and cash equivalents	(4,062)	24,009
Cash and cash equivalents, at beginning of period	9,137	11,156

Cash and cash equivalents, at end of period	$5,075	$35,165

The accompanying notes are an integral part of these financial statements.

Seattle Genetics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed interim financial statements of Seattle Genetics, Inc. (“Seattle Genetics” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles for unaudited condensed interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Management has determined that the Company operates in one segment; the development of pharmaceutical products on its own behalf or in collaboration with others. Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share amounts.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The results of the Company’s operations for the three month period and six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for a full year.

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company will adopt SFAS 159 as of January 1, 2008. The Company is evaluating the impact of this standard and currently does not expect to have any newly eligible financial instruments for which it intends to elect the fair value method of accounting.

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

The Company’s deferred tax assets primarily consist of net operating loss carryforwards, capitalized research and development expense and research and development tax credit carryforwards. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal net operating loss carryforwards will expire from 2018 to 2026 and research and development tax credit carryforwards will expire from 2019 to 2026. Utilization of these net operating loss and research and development credit carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in the Company’s ownership, as defined therein. Substantially all of the Company’s net operating loss carryforwards as of December 31, 2006 are, or will become available to offset taxable income. However, it is possible that there will be a future change in ownership that will limit the utilization of our net operating loss or research and development credit carryforwards. No amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. Tax years 1998 to 2006 remain subject to future examination for federal income taxes.

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

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Convertible preferred stock	9,285	15,000	10,438	15,000
Warrants to purchase common stock	2,050	2,050	2,050	2,050
Options to purchase common stock	6,944	5,667	6,773	5,484

Total	18,279	22,717	19,261	22,534

5. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available for sale investments are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(10,550)	$(8,643)	$(19,378)	$(17,346)
Unrealized loss on securities available for sale	(23)	(213)	(99)	(238)
Reclassification adjustment for realized losses included in net loss	—	289	—	289

Comprehensive loss	$(10,573)	$(8,567)	$(19,477)	$(17,295)

6. Investments

Investments consist of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2007
U.S. corporate obligations	$33,113	$3	$(81)	$33,035
Auction rate securities	60,700	—	—	60,700
U.S. government and agencies	26,784	—	(36)	26,748
Taxable municipal bonds	7,164	1	(23)	7,142

Total	$127,761	$4	$(140)	$127,625

Contractual Maturities
Due in one year or less	$88,944			$88,912
Due in one to three years	38,817			38,713

Total	$127,761			$127,625

Reported as:
Short-term investments				$88,426
Long-term investments				38,713
Other non-current assets				486

Total				$127,625

Auction rate securities generally have contractual maturities in excess of one year, but are typically subject to resets in interest rate over a time period of 28 days or less. Investments in auction rate securities are available to fund current operations and are therefore classified as short-term investments in the accompanying financial statements. The Company has determined that unrealized losses are temporary and insignificant as to the extent of the decline, in both dollars and percentage of cost. The Company has the ability and intent to hold investments in temporary unrealized loss positions until substantially all of the costs of the investment are recovered.

7. Subsequent events

In July 2007, the Company exercised its right to convert all outstanding shares, or 928,500 shares, of Series A Convertible Preferred Stock into 9,285,000 shares of common stock in accordance with the terms of the Certificate of Designations of Series A Convertible Preferred Stock.

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

Overview

We are a biotechnology company developing monoclonal antibody-based therapies for the treatment of cancer and autoimmune diseases. Our business strategy is focused on advancing our portfolio of product candidates in diseases with unmet medical need and significant market potential. We currently have four product candidates in ongoing clinical trials, SGN-40, SGN-33, SGN-35 and SGN-30. In addition, we have two other lead preclinical product candidates, SGN-70 and SGN-75. Our pipeline of product candidates is based upon two technologies: genetically engineered monoclonal antibodies and monoclonal antibody-drug conjugates (ADCs). These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as to increase the potency of monoclonal antibodies by linking them to a cell-killing payload to form an ADC.

In addition to our internal pipeline of product candidates, we have ADC collaborations with leading biotechnology and pharmaceutical companies, including Genentech, Bayer, CuraGen, Progenics, MedImmune and PDL BioPharma, as well as an ADC co-development agreement with Agensys. We also have internal research and in-licensing programs for novel antigens and new monoclonal antibodies to provide future opportunities for pipeline growth.

We do not currently have any commercial products for sale. All of our product candidates are in relatively early stages of development, and significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of June 30, 2007, we had an accumulated deficit of $199.0 million. Over the next several years, we expect to incur substantial expenses as we continue to invest in research, development and manufacturing and move towards commercialization of our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds and resources. Our operating expenses will likely increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we will incur significant milestone payment obligations as our product candidates progress through clinical trials towards commercialization. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and clinical milestones under our existing collaboration and license agreements, particularly our SGN-40 collaboration with Genentech, as well as entering into new collaboration and license agreements, our results of operations may vary substantially from year to year and from quarter to quarter. We believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Financial summary

To date, we have generated revenues principally from our collaboration and license agreements. These revenues include upfront technology access fees, milestone payments and reimbursement for support and materials supplied to our collaborators. For the six months ended June 30, 2007, revenues increased 100% to $9.9 million, compared to $5.0 million for the same period in 2006. Operating expenses increased 36% to $32.6 million, compared to $24.0 million for the same period in 2006. Our net loss for the six month period ended June 30, 2007 was $19.4 million, or $0.35 per share, compared to $17.3 million, or $0.37 per share, for the same period in 2006. As of June 30, 2007, we had approximately $132.2 million in cash, cash equivalents, short-term and long-term investments and $74.4 million in total stockholders’ equity.

Results of Operations

Three months and six months ended June 30, 2007 and 2006

Revenues.

Total revenues increased 98% to $5.6 million in the second quarter of 2007 and increased 100% to $9.9 million in the first six months of 2007 from the comparable periods in 2006. Revenues are summarized by collaborator as follows:

	Three months ended June 30,			Six months ended June 30,
Collaboration and license agreement revenue ($ in thousands)	2007	2006	% change	2007	2006	% change
Genentech	$4,222	$914	362%	$6,954	$1,706	308%
Progenics	275	276	0%	1,033	467	121%
Bayer	192	246	-22%	612	480	28%
MedImmune	264	248	6%	528	452	17%
CuraGen	25	1,037	-98%	50	1,543	-97%
Other	633	119	432%	770	333	131%

Total	$5,611	$2,840	98%	$9,947	$4,981	100%

Revenues received from Genentech increased 362% to $4.2 million in the second quarter of 2007 and increased 308% to $7.0 million in the first six months of 2007 from the comparable periods in 2006. These increases were primarily due to amounts earned under our SGN-40 collaboration agreement with Genentech established in February 2007. Under the terms of the agreement, we received an upfront payment of $60 million and are entitled to receive progress-dependent milestone payments and royalties on net sales of any resulting products. We also perform research and development activities under the agreement that are reimbursed by Genentech. Payments received under this agreement during the development period, including future milestone payments, are deferred and recognized as revenue over the six year development period ending February 2013 using a time-based method. In March 2007, Genentech paid us $4.5 million to exercise exclusive licenses to specific targets and extend the research term under our ADC collaboration agreement established in April 2002. These fees are being recognized as revenue over the three year extension period of the collaboration using a time-based method. Revenues earned under our Progenics collaboration increased 121% to $1.0 million in the first six months of 2007 from the comparable period in 2006 primarily due to a preclinical milestone earned during the first quarter of 2007. Revenues earned under our CuraGen collaboration decreased in 2007 reflecting the completion of the research term under the collaboration in June 2006. Other revenues increased in 2007 and include royalties earned under our license agreement with Albany Molecular Research, Inc.

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

Research and development.

Research and development expenses increased 52% to $15.2 million in the second quarter of 2007 and increased 40% to $27.0 million in the first six months of 2007 from the comparable periods in 2006. Our research and development expenses are summarized as follows:

	Three months ended June 30,			Six months ended June 30,
Research and Development ($ in thousands)	2007	2006	% change	2007	2006	% change
Research	$3,868	$3,091	25%	$7,333	$6,427	14%
Development and contract manufacturing	5,299	4,232	25%	10,139	7,693	32%
Clinical	4,408	2,072	113%	6,927	3,942	76%
Stock compensation expense	1,604	612	162%	2,585	1,196	116%

Total	$15,179	$10,007	52%	$26,984	$19,258	40%

Research expenses increased 25% to $3.9 million in the second quarter of 2007 and increased 14% to $7.3 million in the first six months of 2007 from the comparable periods in 2006 primarily due to compensation expenses related to severance costs and increased laboratory supply and service costs. Development and contract manufacturing costs increased 25% to $5.3 million in the second quarter of 2007 and 32% to $10.1 million in the first six months of 2007 from the comparable periods in 2006. These increases were primarily due to manufacturing activities with Laureate Pharma for production of SGN-70 and SGN-33 clinical supply and increased compensation costs related to higher staffing levels. Clinical costs increased 113% to $4.4 million in the second quarter of 2007 and 76% to $6.9 million for the first six months of 2007 from the comparable periods in 2006 due to increased third party clinical trial costs associated with our SGN-33, SGN-40 and SGN-35 programs and compensation costs relating to increased staffing levels. The increases in 2007 clinical costs are partially offset by lower SGN-30 program costs in 2007 reflecting the substantial completion of company-sponsored clinical trials of SGN-30. Share-based compensation expense increased 162% to $1.6 million during the second quarter of 2007 and 116% to $2.6 million for the first six months of 2007 from the comparable periods in 2006 due to severance-related stock options vesting and the combination of an increase in the number of options outstanding associated with increased staffing levels and slightly higher weighted average grant-date fair values.

The following table summarizes expenses incurred for preclinical study support, contract manufacturing for clinical supplies and clinical trial services provided by third parties as well as milestone payments for in-licensed technology for each of our product candidates. The table also presents unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

	Three months ended June 30,		Six months ended June 30,		Five years ended June 30, 2007
Product Candidates ($ in thousands)	2007	2006	2007	2006
SGN-33	$2,269	$179	$3,317	$282	$5,823
SGN-40	1,500	598	2,190	1,043	9,456
SGN-70	595	1,056	1,639	1,344	4,846
SGN-35	292	385	676	1,147	9,225
SGN-30	268	378	535	997	19,794

Total third party costs	4,924	2,596	8,357	4,813	49,144
Unallocated costs and overhead	8,651	6,799	16,042	13,249	114,763
Stock compensation expense	1,604	612	2,585	1,196	6,725

Total research and development	$15,179	$10,007	$26,984	$19,258	$170,632

Third party costs for SGN-33 in the second quarter and first six months of 2007 primarily reflect activities conducted by Laureate Pharma to perform scale-up and GMP manufacturing of drug product for clinical trials. We expect third party costs for SGN-33 to increase during 2007 compared to 2006 as a result of higher pharmacology/toxicology, clinical and manufacturing costs. SGN-40 costs in the second quarter and first six months of 2007 primarily reflect third party clinical costs which increased over 2006 amounts due to increased enrollment in our ongoing phase I and II clinical trials. Under our SGN-40 collaboration agreement, Genentech reimburses us for development activities that we perform under the agreement, which we expect to increase as we expand clinical development activities for SGN-40. SGN-40 development costs that we perform are reflected in research and development expense as incurred. Reimbursement payments for those activities are deferred and recognized as revenue over the six year development period of the agreement ending February 2013. SGN-70 third party costs for the second quarter and first six months of 2007 primarily reflect activities conducted by Laureate Pharma to perform scale-up and GMP manufacturing of drug product for clinical trials. We expect third party costs for SGN-70 to increase during 2007 compared to 2006 as a result of higher manufacturing costs as well as pharmacology/toxicology efforts to enable the initiation of clinical trials. SGN-35 third party costs in the second quarter and first six months of 2007 primarily consist of clinical trial costs. SGN-35 costs decreased in 2007 reflecting the completion of contract manufacturing and preclinical studies in 2006 to support the clinical trial that was initiated in November 2006. We expect third party costs for SGN-35 to increase as we expand clinical development activities. We have substantially completed company-sponsored clinical trials of SGN-30. Our ongoing clinical trials of SGN-30 are being conducted in cooperation with the National Cancer Institute (NCI). The majority of the costs for these trials will be incurred by the NCI and not reflected in our future financial results. As a result, we expect third party costs for SGN-30 to continue to decrease from the amounts incurred in 2006.

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

The risks and uncertainties associated with our research and development projects are discussed more fully in the section entitled “Risk Factors” that appears in our periodic reports filed with the SEC. As a result of the uncertainties discussed above, we are currently unable to determine with any degree of certainty the anticipated completion dates or completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product candidate.

General and administrative.

	Three months ended June 30,			Six months ended June 30,
General and administrative ($ in thousands)	2007	2006	% change	2007	2006	% change
General and administrative	$2,377	$2,015	18%	$4,804	$3,952	22%
Stock compensation expense	437	387	13%	830	757	10%

Total	$2,814	$2,402	17%	$5,634	$4,709	20%

General and administrative expenses increased 17% to $2.8 million in the second quarter of 2007 and increased 20% to $5.6 million in the first six months of 2007 from the comparable periods in 2006. General and administrative expenses, excluding share-based compensation expense, increased 18% in the second quarter of 2007 and 22% in the first six months of 2007 from the comparable periods in 2006 primarily due to compensation and recruiting expenses related to higher staffing levels, and consulting and professional services. We anticipate that general and administrative expenses will continue to increase as a result of increased costs related to adding administrative personnel in support of our growing operations.

Investment income, net.

Investment income increased 98% to $1.8 million in the second quarter of 2007 and 101% to $3.3 million in the first six months of 2007 from the comparable periods in 2006. This increase is primarily the result of higher cash and investment balances following receipt of a $60 million payment in February 2007 under the SGN-40 collaboration with Genentech. Additionally, the average yield on invested funds increased in 2007.

Liquidity and capital resources.

Liquidity and capital resources ($ in thousands)	June 30, 2007	December 31, 2006
Cash, cash equivalents and investments	$132,214	$86,573
Working capital	$80,752	$76,880
Stockholders’ equity	$74,459	$88,234

We have financed the majority of our operations through the issuance of equity securities, supplemented by funding received from our collaboration and license agreements. To a lesser degree, we have also financed our operations through interest earned on cash, cash equivalents and investments. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

Our combined cash, cash equivalents and investment securities increased to $132.2 million at June 30, 2007, compared to $86.6 million at December 31, 2006. This increase was caused primarily by cash provided by operating activities, which included the upfront payment of $60 million received from Genentech pursuant to the SGN-40 collaboration and $4.5 million received from Genentech to extend its ADC collaboration with us. Our working capital was $80.8 million at June 30, 2007, compared to $76.9 million at December 31, 2006. We have structured our investment portfolio to align scheduled maturities of investment securities with our working capital needs. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for investments in U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, adjustable mortgage-backed securities, auction-rate securities, commercial paper and money market accounts.

Capital expenditures during the first six months of 2007 were $1.4 million compared to $706,000 in the comparable period of 2006, which consisted primarily of lab equipment and tenant improvements in support of our research and development activities. During July 2007, we entered into a lease for approximately 24,800 square feet of additional office space. We anticipate making substantial tenant improvements and purchasing furniture and related capital infrastructure equipment for this building over the next six months and accordingly expect that our capital expenditures for the year 2007 will increase compared to 2006.

At our currently planned spending rate, we believe our current financial resources in addition to the expected fees and milestone payments earned under the SGN-40 collaboration agreement with Genentech and other existing collaboration and license agreements will be sufficient to fund our operations into 2010. However, changes in our spending rate may occur that would consume available capital resources sooner, such as increased manufacturing and clinical trial expenses preceding commercialization of a product candidate. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, or public or private equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs, which may adversely affect our business and operations.

We expect 2007 revenues to range from $19 to $22 million and operating expenses to range from $60 to $70 million. We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of overall spending will accelerate as a result of the increased costs and expenses associated with adding personnel, clinical trials, regulatory filings, manufacturing, and research and development activities. We expect that these costs will fluctuate from quarter to quarter based on the timing of manufacturing campaigns, accrual of patients to clinical trials and collaborative activities. Certain external factors may influence our cash spending including the cost of filing and enforcing patent claims and other intellectual property rights, competing technological and market developments and the progress of our collaborators.

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

The following are our future minimum contractual commitments for the periods subsequent to June 30, 2007 (in thousands):

	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating leases	$13,649	$1,321	$2,594	$2,666	$2,701	$1,370	$2,997
Manufacturing, license and collaboration agreements	5,833	4,868	335	205	210	215	—

Total	$19,482	$6,189	$2,929	$2,871	$2,911	$1,585	$2,997

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

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with approximately $486,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we are obligated to increase our restricted investment balance to approximately $3.4 million. At June 30, 2007, we were in compliance with these thresholds.

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

(b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At our annual meeting of stockholders held on May 25, 2007, stockholders representing a total of 52,808,276 shares of common stock and 9,285,000 shares of Series A convertible preferred stock, on an as-converted basis, constituting a quorum, voted to approve the following proposals by the margins indicated:

1. To elect two directors to our board of directors to hold office until the 2010 annual meeting of stockholders.

	Number of Shares
Name	For	Withheld
Marc E. Lippman, M.D. (voted on by the holders of common stock only)	49,568,241	3,240,035
Franklin M. Berger (voted on by the holders of common stock only)	52,259,880	548,396

2. To approve the Company’s 2007 Equity Incentive Plan (with the holders of Series A convertible preferred stock voting based on a conversion ratio of 0.93 votes for each share of common stock).

For	45,493,778
Against	5,148,460
Abstain	377,555

3. To approve an amendment to the Company’s 2000 Directors’ Stock Option Plan (with the holders of Series A convertible preferred stock voting based on a conversion ratio of 0.93 votes for each share of common stock).

For	50,196,058
Against	426,350
Abstain	397,385

4. To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 (with the holders of Series A convertible preferred stock voting based on a conversion ratio of 0.93 votes for each share of common stock).

For	61,313,837
Against	106,020
Abstain	23,469

Item 6.	Exhibits

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

3.3(4)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(3)	Form of Common Stock Warrant.

4.3(3)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.
(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.
(4)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Chief Financial Officer

Date: August 7, 2007

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