Form 10-Q
period 2007-09-30
SEATTLE GENETICS INC /WA
filed 2007-11-08
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large Accelerated File   ☐                Accelerated Filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

As of November 6, 2007, there were 67,363,517 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$13,399	$9,137
Short-term investments	78,528	73,450
Interest receivable	949	539
Accounts receivable	5,388	898
Prepaid expenses and other	1,871	1,405

Total current assets	100,135	85,429
Property and equipment, net	8,241	7,794
Other non-current assets	668	486
Long-term investments	32,301	3,986

Total assets	$141,345	$97,695

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$8,255	$5,389
Current portion of deferred revenue	14,463	3,160

Total current liabilities	22,718	8,549

Long-term liabilities
Deferred rent	421	513
Deferred revenue, less current portion	53,537	399

Total long-term liabilities	53,958	912

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, no shares issued and outstanding at September 30, 2007 and 1,500,000 shares issued and outstanding at December 31, 2006	—	2
Common stock, $0.001 par value, 100,000,000 shares authorized; 67,206,418 shares issued and outstanding at September 30, 2007 and 51,029,542 shares issued and outstanding at December 31, 2006	67	51
Additional paid-in capital	278,131	267,807
Accumulated other comprehensive loss	51	(37)
Accumulated deficit	(213,580)	(179,589)

Total stockholders’ equity	64,669	88,234

Total liabilities and stockholders’ equity	$141,345	$97,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues from collaboration and license agreements	$4,637	$2,441	$14,584	$7,422

Operating expenses
Research and development	17,735	9,797	44,719	29,055
General and administrative	3,297	2,619	8,931	7,328

Total operating expenses	21,032	12,416	53,650	36,383

Loss from operations	(16,395)	(9,975)	(39,066)	(28,961)
Investment income, net	1,782	1,326	5,075	2,966

Net loss	$(14,613)	$(8,649)	$(33,991)	$(25,995)

Net loss per share – basic and diluted	$(0.22)	$(0.17)	$(0.57)	$(0.54)

Shares used in computation of net loss per share – basic and diluted	65,957	50,997	59,228	47,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2007	2006
Operating activities
Net loss	$(33,991)	$(25,995)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	5,417	3,244
Depreciation and amortization	1,879	1,802
Amortization on investments	(649)	334
Deferred rent	(28)	4
Changes in operating assets and liabilities
Interest receivable	(410)	(37)
Accounts receivable	(4,490)	(51)
Prepaid expenses and other	(641)	(745)
Accounts payable and accrued liabilities	2,802	152
Deferred revenue	64,441	(4,199)

Net cash provided by (used in) operating activities	34,330	(25,491)

Investing activities
Purchases of securities available for sale	(162,420)	(79,509)
Proceeds from maturities of securities available for sale	127,507	50,426
Proceeds from sales of securities available for sale	2,250	28,607
Purchases of property and equipment	(2,326)	(1,158)

Net cash used in investing activities	(34,989)	(1,634)

Financing activities
Net proceeds from issuance of common stock	—	43,146
Proceeds from exercise of stock options and employee stock purchase plan	4,921	734

Net cash provided by financing activities	4,921	43,880

Net (decrease) increase in cash and cash equivalents	4,262	16,755
Cash and cash equivalents, at beginning of period	9,137	11,156

Cash and cash equivalents, at end of period	$13,399	$27,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly owned subsidiary, Seattle Genetics UK, Ltd. (collectively “Seattle Genetics” or the “Company”). These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. These financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Management has determined that the Company operates in one segment; the development of pharmaceutical products on its own behalf or in collaboration with others.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share amounts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The results of the Company’s operations for the three month period and nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for a full year.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The Company will prospectively adopt EITF 07-3 on January 1, 2008 which will impact the timing of expense recognition for payments made after December 31, 2007.

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

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Convertible preferred stock	807	15,000	7,193	15,000
Warrants to purchase common stock	2,050	2,050	2,050	2,050
Options to purchase common stock	7,249	5,998	6,934	5,657

Total	10,106	23,048	16,177	22,707

In January and February 2007, holders of the Company’s Series A Convertible Preferred stock converted an aggregate of 571,500 shares of preferred stock into 5,715,000 shares of common stock. In July 2007, the Company exercised its right to convert all outstanding shares, or 928,500 shares, of Series A Convertible Preferred Stock into 9,285,000 shares of common stock in accordance with the terms of the Certificate of Designations of Series A Convertible Preferred Stock.

5.	Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available for sale investments are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(14,613)	$(8,649)	$(33,991)	$(25,995)
Unrealized gain (loss) on securities available for sale	187	105	88	(133)
Reclassification adjustment for realized losses included in net loss	—	—	—	289

Comprehensive loss	$(14,426)	$(8,544)	$(33,903)	$(25,839)

6.	Investments

Investments consist of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2007
U.S. corporate obligations	$30,623	$35	$(24)	$30,634
Auction rate securities	49,050	—	—	49,050
U.S. government and agencies	20,248	21	(1)	20,268
Taxable municipal bonds	11,350	25	(5)	11,370

Total	$111,271	$81	$(30)	$111,322

Contractual Maturities:
Due in one year or less		$79,024		$79,021
Due in one to three years		32,247		32,301

Total		$111,271		$111,322

Reported as:
Short-term investments				$78,528
Long-term investments				32,301
Other non-current assets				493

Total				$111,322

Auction rate securities generally have stated final maturities in excess of one year, but are typically subject to interest rate resets and sale over a time period of 28 days or less. Investments in auction rate securities are available to fund current operations and are therefore classified as short-term investments in the accompanying financial statements. All auction rate securities in the Company’s portfolio have the highest credit rating from the rating agencies. During the third quarter of 2007, auctions for investments valued at $14.5 million failed to successfully clear. As a result of the failed auctions, the interest rate on those investments has reset to the maximum applicable rate per the terms of the issue, which is the London Interbank Offering Rate, plus 50 basis points. Liquidity of these investments is subject to either a successful auction process or a sale of the security in a secondary market. Based on the company’s ability to access its cash and other short-term investments and its expected operating cash requirements, it has the ability and intent to liquidate these securities through a successful auction at par value, which it believes will occur in less than one year and will not impact its business. However, if future auctions are unsuccessful, or if the credit rating of the securities deteriorates, the Company may be required to adjust the carrying value of these investments to reflect the fair value of the investments through a secondary market. The Company has determined that unrealized losses are temporary and insignificant as to the extent of the decline, in both dollars and percentage of cost. The Company has the ability and intent to hold investments in temporary unrealized loss positions until substantially all of the costs of the investment are recovered.

7.	Commitments and contingencies

In July 2007, the Company entered into an operating lease for approximately 24,800 square feet of additional office space. The initial lease term is 125 months with two extension options, the first option period for three years and the second option period for seven years. The lease allows options to terminate the lease in June 2011 or June 2014.

Future minimum lease payments under all noncancelable operating leases are as follows (in thousands):

Years ending December 31,
2007	$557
2008	2,595
2009	2,666
2010	2,701
2011	1,370
Thereafter	2,997

$12,886

8.	Subsequent Events

In October 2007, MedImmune, Inc. exercised its option to obtain an exclusive license to a second antigen target under the existing ADC collaboration with the Company. The Company received a $1.5 million payment from MedImmune as a result of the exercise which will be recognized as revenue over a twelve month period.

In November 2007, the Company initiated a phase Ib clinical trial of SGN-40 in combination with Revlimid® (lenalidomide) and dexamethasone, a steroid, for patients with relapsed or refractory multiple myeloma. As a result, the Company will receive a $4 million milestone payment from its collaborator Genentech, Inc.

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

Overview

We are a biotechnology company developing monoclonal antibody-based therapies for the treatment of cancer and autoimmune diseases. Our business strategy is focused on advancing our portfolio of product candidates in diseases with unmet medical need and significant market potential. We currently have four product candidates in ongoing clinical trials, SGN-40, SGN-33, SGN-35 and SGN-30. In addition, we have three other lead preclinical product candidates, SGN-70, SGN-75 and an anti-CD19 antibody-drug conjugate. Our pipeline of product candidates is based upon two technologies: genetically engineered monoclonal antibodies and monoclonal antibody-drug conjugates (ADCs). These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as to increase the potency of monoclonal antibodies by linking them to a cell-killing payload to form an ADC.

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

We do not currently have any commercial products for sale. All of our product candidates are in relatively early stages of development, and significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of September 30, 2007, we had an accumulated deficit of $213.6 million. Over the next several years, we expect to incur substantial expenses as we continue to invest in research, development and manufacturing and move towards commercialization of our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds and resources. Our operating expenses will likely increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we will incur significant milestone payment obligations as our product candidates progress through clinical trials towards commercialization. We expect that a substantial portion of our revenues for the next several years will be the result of amortization of payments already received and expected to be received from Genentech under our SGN-40 collaboration agreement. Our revenues for the foreseeable future will also depend on achieving development and clinical milestones under our existing collaboration and license agreements, particularly our SGN-40 collaboration with Genentech, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Financial summary

To date, we have generated revenues principally from our collaboration and license agreements. These revenues include upfront technology access fees, milestone payments and reimbursement for support and materials supplied to our collaborators. For the nine months ended September 30, 2007, revenues increased 96% to $14.6 million, compared to $7.4 million for the same period in 2006. Operating expenses increased 47% to $53.7 million, compared to $36.4 million for the same period in 2006. Our net loss for the nine month period ended September 30, 2007 was $34.0 million, or $0.57 per share, compared to $26.0 million, or $0.54 per share, for the same period in 2006. As of September 30, 2007, we had approximately $124.2 million in cash, cash equivalents, short-term and long-term investments and $64.7 million in total stockholders’ equity.

Results of Operations

Three months and nine months ended September 30, 2007 and 2006

Revenues

Total revenues increased 90% to $4.6 million in the third quarter of 2007 and increased 96% to $14.6 million in the first nine months of 2007 from the comparable periods in 2006. Revenues are summarized by collaborator as follows:

	Three months ended September 30,			Nine months ended September 30,
Collaboration and license agreement revenue ($ in thousands)	2007	2006	% change	2007	2006	% change
Genentech	$3,766	$1,093	245%	$10,720	$2,799	283%
Progenics	182	628	-71%	1,215	1,095	11%
Bayer	215	235	-9%	827	715	16%
MedImmune	249	246	1%	777	698	11%
CuraGen	25	109	-77%	75	1,651	-95%
Other	200	130	54%	970	464	109%

Total	$4,637	$2,441	90%	$14,584	$7,422	96%

Revenues received from Genentech increased 245% to $3.8 million in the third quarter of 2007 and increased 283% to $10.7 million in the first nine months of 2007 from the comparable periods in 2006. These increases were primarily due to amounts earned under our SGN-40 collaboration agreement with Genentech established in February 2007. Under the terms of the agreement, we received an upfront payment of $60 million and are entitled to receive progress-dependent milestone payments and royalties on net sales of any resulting products. During the six year development period ending February 2013 under our SGN-40 collaboration agreement, we also perform research and development activities that are reimbursed by Genentech. Amounts billed under the SGN-40 collaboration agreement are deferred and recognized as revenue over the development period using a time-based method. Deferred revenue from our SGN-40 collaboration and our ADC collaborations totaled $68.0 million as of September 30, 2007 and will be amortized into revenue through February 2013. In March 2007, Genentech paid us $4.5 million to exercise exclusive licenses to specific targets and extend the research term under our ADC collaboration agreement established in April 2002. These fees are being recognized as revenue over the three year extension period of the collaboration using a time-based method. Revenues earned under our Progenics collaboration decreased for the third quarter of 2007 compared to the same period of 2006 as the result of lower funded research and material supply fees. Revenues earned under our CuraGen collaboration decreased in 2007 reflecting the completion of the research term under the collaboration in September 2006. Other revenues increased in 2007 and include royalties earned under our license agreement with Albany Molecular Research, Inc.

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

Research and development

Research and development expenses increased 81% to $17.7 million in the third quarter of 2007 and increased 54% to $44.7 million in the first nine months of 2007 from the comparable periods in 2006. Our research and development expenses are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Research and Development ($ in thousands)	2007	2006	% change	2007	2006	% change
Research	$3,358	$3,102	8%	$10,691	$9,529	12%
Development and contract manufacturing	5,551	4,020	38%	15,690	11,713	34%
Clinical	7,556	1,812	317%	14,483	5,754	152%
Stock compensation expense	1,270	863	47%	3,855	2,059	87%

Total	$17,735	$9,797	81%	$44,719	$29,055	54%

Research expenses increased 8% to $3.4 million in the third quarter of 2007 and increased 12% to $10.7 million in the first nine months of 2007 from the comparable periods in 2006. The increases in research expenses for the three- and nine-month periods in 2007 reflect higher laboratory supply and building-related service costs. The year to date increase in research expenses in 2007 also includes severance costs. Development and contract manufacturing costs increased 38% to $5.6 million in the third quarter of 2007 and increased 34% to $15.7 million in the first nine months of 2007 from the comparable periods in 2006. These increases were primarily due to manufacturing activities with Laureate Pharma for production of SGN-33 clinical supply, pharmacology/toxicology studies for SGN-70 and increased compensation costs related to higher staffing levels. Clinical costs increased 317% to $7.6 million in the third quarter of 2007 and 152% to

$14.5 million for the first nine months of 2007 from the comparable periods in 2006 due to increased third party clinical trial costs associated with our SGN-40, SGN-33 and SGN-35 programs and compensation costs relating to increased staffing levels. The increases in 2007 clinical costs are partially offset by lower SGN-30 program costs in 2007 reflecting the substantial completion of company-sponsored clinical trials of SGN-30 during 2006. Stock-based compensation expense increased 47% to $1.3 million during the third quarter of 2007 and increased 87% to $3.9 million for the first nine months of 2007 from the comparable periods in 2006 primarily due to an increase in the number of shares granted, higher weighted average grant-date fair values during the periods and accelerated vesting on stock options for severance purposes.

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

	Three months ended September 30,		Nine months ended September 30,		Five years ended September 30, 2007
Product Candidates ($ in thousands)	2007	2006	2007	2006
SGN-33	$2,574	$322	$5,891	$604	$8,397
SGN-40	2,853	359	5,043	1,402	12,309
SGN-70	1,314	699	2,953	2,043	6,160
SGN-35	839	143	1,515	1,290	9,952
SGN-30	78	341	613	1,338	19,845

Total third party costs	7,658	1,864	16,015	6,677	56,663
Unallocated costs and overhead	8,807	7,070	24,849	20,319	119,615
Stock compensation expense	1,270	863	3,855	2,059	7,850

Total research and development	$17,735	$9,797	$44,719	$29,055	$184,128

Third party costs for SGN-33 increased in the third quarter and first nine months of 2007 and reflect third party clinical trial costs related to planned studies and manufacturing costs performed by Laureate Pharma for scale-up and GMP manufacturing of drug product for clinical trials. Third party costs for SGN-33 during 2007 will exceed those of 2006 as a result of higher clinical and manufacturing costs. SGN-40 costs in the third quarter and first nine months of 2007 increased over 2006 and reflect increased enrollment in our ongoing phase I and II clinical trials and trial initiation costs related to planned studies. Under our SGN-40 collaboration agreement, Genentech reimburses us for activities that we perform under the agreement, which have increased as we expanded clinical development activities for SGN-40. SGN-70 third party costs for the third quarter and first nine months of 2007 primarily reflect activities conducted by Laureate Pharma to perform scale-up and GMP manufacturing of drug product for clinical trials. Third party costs for SGN-70 during 2007 will exceed those of 2006 as a result of higher manufacturing costs as well as pharmacology/toxicology efforts to enable the initiation of clinical trials. SGN-35 third party costs in the third quarter and first nine months of 2007 primarily consist of phase I clinical trial costs. SGN-35 costs for the same periods in 2006 primarily consisted of contract manufacturing to support the clinical trial that was initiated in November 2006. We expect third party costs for SGN-35 to increase and exceed those of 2006 as we expand clinical development activities. We have substantially completed company-sponsored clinical trials of SGN-30 and any ongoing clinical trials of SGN-30 are being conducted in cooperation with the National Cancer Institute (NCI). The majority of the costs for these trials will be incurred by the NCI and not reflected in our future financial results. As a result, we expect third party costs for SGN-30 to decrease from the amounts incurred in 2006.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our product candidates toward commercialization, the product candidates are tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that may take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

•	The number of patients who participate in the trials;

•	The length of time required to enroll trial participants;

•	The number and location of sites included in the trials;

•	The costs of producing supplies of the product candidates needed for clinical trials and regulatory submissions;

•	The safety and efficacy profile of the product candidate;

•	The use of clinical research organizations to assist with the management of the trials; and

•	The costs and timing of, and the ability to secure, regulatory approvals.

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

We anticipate that our research, development, contract manufacturing and clinical expenses will continue to grow in the foreseeable future as we expand our discovery and preclinical activities and advance new product candidates into clinical trials. In particular, we expect that clinical trial costs for SGN-40, SGN-33 and SGN-35 and manufacturing costs for SGN-33 and SGN-35 will increase in 2008 compared to 2007. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

General and administrative

	Three months ended September 30,			Nine months ended September 30,
General and administrative ($ in thousands)	2007	2006	% change	2007	2006	% change
General and administrative	$2,565	$2,191	17%	$7,369	$6,143	20%
Stock compensation expense	732	428	71%	1,562	1,185	32%

Total	$3,297	$2,619	26%	$8,931	$7,328	22%

General and administrative expenses increased 26% to $3.3 million in the third quarter of 2007 and increased 22% to $8.9 million in the first nine months of 2007 from the comparable periods in 2006. General and administrative expenses, excluding stock-based compensation expense, increased 17% in the third quarter of 2007 and 20% in the first nine months of 2007 from the comparable periods in 2006 primarily due to compensation and recruiting expenses related to higher staffing levels. Stock-based compensation expense increased 71% to $732,000 during the third quarter of 2007 and increased 32% to $1.6 million for the first nine months of 2007 from the comparable periods in 2006 primarily due to an increase in the number of shares granted and higher weighted average grant-date fair values. We anticipate that general and administrative expenses will continue to increase as a result of increased costs related to adding administrative personnel in support of our growing operations.

Investment income, net

Investment income increased 34% to $1.8 million in the third quarter of 2007 and increased 71% to $5.1 million in the first nine months of 2007 from the comparable periods in 2006. These increases are primarily the result of higher cash and investment balances following receipt of a $60 million payment in February 2007 under the SGN-40 collaboration with Genentech. Additionally, our average yield on invested funds increased in 2007.

Liquidity and capital resources

Liquidity and capital resources ($ in thousands)	September 30, 2007	December 31, 2006
Cash, cash equivalents and investments	$124,228	$86,573
Working capital	$77,417	$76,880
Stockholders’ equity	$64,669	$88,234

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

Our combined cash, cash equivalents and investment securities increased to $124.2 million at September 30, 2007, compared to $86.6 million at December 31, 2006. This increase was caused primarily by cash provided by operating activities, which includes the $60 million upfront SGN-40 collaboration payment, $4.5 million received from Genentech to extend its ADC collaboration with us and payments received from Genentech to reimburse us for SGN-40 development expenses. During the first nine months of 2007, we have also received $4.9 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan. Our working capital was $77.4 million at September 30, 2007, compared to $76.9 million at December 31, 2006. We have structured our investment portfolio to align scheduled maturities of investment securities with our working capital needs. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for investments in U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, adjustable mortgage-backed securities, auction-rate securities, commercial paper and money market accounts.

Capital expenditures during the first nine months of 2007 were $2.3 million compared to $1.2 million in the comparable period of 2006, which consisted primarily of lab equipment and tenant improvements in support of our research and development activities. During July 2007, we entered into a lease for approximately 24,800 square feet of additional office space. We anticipate making substantial tenant improvements and purchasing furniture and related capital infrastructure equipment for this additional office space by the end of 2007 and accordingly expect that our capital expenditures for the year will increase compared to 2006.

At our currently planned spending rate, we believe our current financial resources in addition to the expected fees and milestone payments earned under the SGN-40 collaboration agreement with Genentech and other existing collaboration and license agreements will be sufficient to fund our operations into at least the second half of 2009. However, changes in our spending rate may occur that would consume available capital resources sooner, such as increased manufacturing and clinical trial expenses preceding commercialization of a product candidate. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, or public or private equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs, which may adversely affect our business and operations.

We expect 2007 revenues to range from $19 to $22 million and 2007 operating expenses to range from $70 to $80 million. We expect to incur substantial costs as we continue to develop and commercialize our product candidates. We anticipate that our rate of overall spending will accelerate as a result of the increased costs and expenses associated with adding personnel, clinical trials, regulatory filings, manufacturing, and research and development activities. We expect that these costs will fluctuate from quarter to quarter based on the timing of manufacturing campaigns, accrual of patients to clinical trials and collaborative activities. Certain external factors may influence our cash spending including the cost of filing and enforcing patent claims and other intellectual property rights, competing technological and market developments and the progress of our collaborators.

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

The following are our future minimum contractual commitments for the periods subsequent to September 30, 2007 (in thousands):

	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Operating leases	$12,886	$557	$2,595	$2,666	$2,701	$1,370	$2,997
Manufacturing, license and collaboration agreements	4,556	3,143	783	205	210	215	—
Tenant improvements and furnishings	502	502	—	—	—	—	—

Total	$17,944	$4,202	$3,378	$2,871	$2,911	$1,585	$2,997

The minimum payments under manufacturing, license and collaboration agreements in 2007 primarily represent contractual obligations related to manufacturing campaigns to perform scale-up and current Good Manufacturing Practices manufacturing for monoclonal antibody and ADC products for use in our clinical trials, including our contract manufacturing agreement with Laureate Pharma. The minimum payments under tenant improvements and furnishings in 2007 represent contractual obligations related to our building lease for additional office space. The above table excludes royalties and payments of up to approximately $10.0 million in potential future milestone payments to third parties under manufacturing, license and collaboration agreements for our current development programs, which generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable with respect to timing, such contingent payments have not been included in the above table and will not be included until the event triggering such payment has occurred.

As part of the terms of our office and laboratory lease, we have collateralized certain obligations under the lease with approximately $493,000 of our investments and the majority of our property and equipment. These investment securities are restricted as to withdrawal and are managed by a third party. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we are obligated to increase our restricted investment balance to approximately $3.4 million. At September 30, 2007, we were in compliance with these thresholds.

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

(b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 7, 2007

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