Form 10-K
period 2007-12-31
SEATTLE GENETICS INC /WA
filed 2008-03-11
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $328.2 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 79,219,783 shares of the registrant’s Common Stock issued and outstanding as of March 7, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2008.

SEATTLE GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Item 1. Business.

Overview

Seattle Genetics is a clinical-stage biotechnology company developing monoclonal antibody-based therapies for the treatment of cancer and autoimmune disease. Our business strategy is focused on advancing our portfolio of product candidates in diseases with unmet medical need and significant market potential. We have a worldwide collaboration agreement with Genentech to develop and commercialize our product candidate SGN-40. In addition, we currently have two other proprietary product candidates in ongoing clinical trials, SGN-33 and SGN-35, as well as several lead preclinical product candidates, including SGN-70, SGN-75 and an anti-CD19 antibody-drug conjugate. Our pipeline of product candidates is based upon two technologies: engineered monoclonal antibodies and monoclonal antibody-drug conjugates, or ADCs. These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as to increase the potency of monoclonal antibodies by linking them to a cell-killing payload to form an ADC. In addition to our internal pipeline, we have ADC license agreements with a number of leading biotechnology and pharmaceutical companies, including Genentech, Inc., Bayer Pharmaceuticals Corporation, CuraGen Corporation, Progenics Pharmaceuticals, Inc. and MedImmune Inc., a wholly-owned subsidiary of AstraZeneca PLC, as well as an ADC co-development agreement with Agensys Inc., a wholly-owned subsidiary of Astellas Pharma.

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

There are an increasing number of antibody-based products that have been approved for the treatment of cancer. These include six engineered monoclonal antibodies (Rituxan®, Herceptin®, Campath®, Avastin®, Erbitux® and Vectibix®), two radionuclide-conjugated monoclonal antibodies (Zevalin® and Bexxar®) and an antibody-drug conjugate (Mylotarg®). Together, these nine products generated worldwide sales of more than $13 billion in 2007. Additionally, there are many monoclonal antibodies in preclinical and clinical development that are likely to increase the number of monoclonal antibody-based commercial products in the future.

Cancer is the second most common cause of death in the United States, resulting in over 565,000 deaths annually. The American Cancer Society estimates that more than 1.4 million new cases of cancer will be diagnosed in the United States during 2008. The World Health Organization estimates that more than 11 million people worldwide are diagnosed with cancer each year, a rate that is expected to increase to an estimated 16 million people annually by the year 2020. Cancer causes seven million deaths worldwide each year and, according to the National Cancer Institute, approximately 35 percent of people with cancer will die within five years from being diagnosed.

Our Monoclonal Antibody Technologies

Our pipeline of monoclonal antibody-based product candidates utilizes two technologies to maximize antitumor activity and reduce toxicity. The first technology is the use of genetic engineering to produce monoclonal antibodies that have intrinsic antitumor activity with lowered risk of adverse events or autoimmune response. The second technology involves attaching a highly potent cytotoxic drug to an antibody, which delivers and releases the drug inside the tumor cell. The resulting hybrid molecule is called an antibody-drug candidate, or ADC. We also evaluate the use of our monoclonal antibodies and ADCs in combination with conventional chemotherapy, which can result in increased antitumor activity.

Engineered Monoclonal Antibodies

Our antibodies are genetically engineered to reduce non-human protein sequences, thereby lowering the potential for patients to develop a neutralizing immune response to the antibody and extending the duration of their use in therapy. Our product development pipeline is primarily focused on developing humanized monoclonal antibodies. We have substantial expertise in humanizing antibodies and have non-exclusive licenses to PDL BioPharma’s antibody humanization patents. Through our ADC co-development agreement with Agensys, we also have the opportunity to co-develop ADCs incorporating fully-human antibodies.

Some monoclonal antibodies have intrinsic antitumor activity and can kill cancer cells on their own either by directly sending a cell-killing signal, by activating an immune response that leads to cell death and/or by inhibiting the growth of cancer cells. These antibodies can be effective in tumor regression and have the advantage of low systemic toxicity. For example, antibodies targeted to antigens such as CD20 (Rituxan®), HER2 (Herceptin®), CD52 (Campath®), VEGF (Avastin®) and EGFR (Erbitux®) can kill tumor cells in this manner. SGN-40, SGN-33 and SGN-70 also fall into this category of engineered antibodies that have intrinsic antitumor activity without conjugation to a drug.

Antibody-Drug Conjugates (ADCs)

ADCs are monoclonal antibodies that are linked to potent cell-killing drugs. Our ADCs utilize monoclonal antibodies that internalize within target cells upon binding to their cell-surface receptors. The environment inside the cell causes the cell-killing drug to be released from the monoclonal antibody, allowing it to have the desired effect. A key component of our ADC is the linker that attaches the drug to the monoclonal antibody until internalized within the target cell where the drug is released, thereby minimizing toxicity to normal tissues. We use highly potent cell-killing drugs, such as auristatin derivatives, that are synthetically produced and readily scaleable, in contrast to natural product drugs that are often more difficult to produce and link to antibodies. SGN-35, SGN-75 and our anti-CD19 ADC utilize our proprietary, auristatin-based ADC technology. We own or hold exclusive or partially-exclusive licenses to multiple issued patents and patent applications covering our ADC technology. We continue to evaluate new linkers and potent, cell-killing drugs for use in our ADC programs.

Our Strategy

Our strategy is to become a leading developer and marketer of monoclonal antibody-based therapies for cancer and autoimmune diseases. Key elements of our strategy are to:

•

Advance our Three Lead Clinical Programs towards Regulatory Approval and Commercialization.     Our primary goal is to advance our three lead clinical product candidates, SGN-40, SGN-33 and SGN-35, through late-stage clinical trials to regulatory approval and commercialization. During 2007, we substantially expanded our clinical group and continued to broaden our relationships with experts in hematology and oncology at leading cancer centers in the United States and Europe to support aggressive advancement of our ongoing and planned clinical trials. We have also built strong internal expertise in our development and regulatory groups and entered into key relationships with scientific advisors, research organizations and contract manufacturers to supplement our internal efforts.

•

Enter into Strategic Partnering Transactions to Generate Capital and Supplement our Internal Resources.    We enter into collaborations at appropriate stages in our drug development process to accelerate clinical trials and commercialization of our product candidates. Collaborations can generate significant capital, supplement our own internal expertise in key areas such as manufacturing, regulatory affairs and clinical development and provide us with access to our collaborators’ marketing, sales and distribution capabilities. When establishing strategic collaborations, we seek strong financial terms and endeavor to retain significant product rights, such as our SGN-40 collaboration with Genentech.

•

Maintain a Strong Product Pipeline by Advancing our Preclinical Programs towards Clinical Trials.    We believe it is important to maintain a diverse pipeline of antibody-based product candidates to sustain our future growth. To accomplish this, we are currently conducting development of three lead preclinical programs, SGN-70, SGN-75 and an anti-CD19 ADC. These programs could provide us with additional Investigational New Drug, or IND, filings in each of the next several years. We also have an ADC co-development agreement with Agensys that provides us with the opportunity to co-develop up to two ADCs targeting solid tumors.

•

Continue to Leverage our Industry-Leading ADC Technology.    We have developed proprietary ADC technology designed to empower monoclonal antibodies. We are currently developing several product candidates that employ our ADC technology, including SGN-35, SGN-75 and an anti-CD19 ADC. We also license our ADC technology to leading biotechnology and pharmaceutical companies to generate near-term revenue and funding, as well as potential future milestones and royalties. Presently, we have active ADC collaborations with Genentech, Bayer, CuraGen, Progenics, MedImmune and Agensys. Our technology licensing deals have generated more than $65 million through a combination of upfront and research support fees, milestones and equity purchases.

•

Ensure Future Growth of our Pipeline through Internal Research Efforts and Strategic In-Licensing.    We have internal research programs directed towards identifying novel antigen targets and monoclonal antibodies, creating new antibody engineering techniques and developing new classes of stable linkers and potent, cell-killing drugs for our ADC technology. In addition, we supplement these internal efforts through ongoing initiatives to identify products and technologies to in-license from biotechnology and pharmaceutical companies and academic institutions. We have entered into such license agreements with Bristol-Myers Squibb, PDL BioPharma, ICOS Corporation, a wholly-owned subsidiary of Eli Lilly, University of Miami, Arizona State University, Mabtech AB and CLB Research and Development, among others.

Product Development Pipeline

The following table summarizes our product development pipeline:

Product	Description	Commercial Rights	Status
SGN-40	Humanized anti-CD40 antibody	Genentech (We have an option to co-promote in the United States)	Phase II single agent trial ongoing in diffuse large B-cell lymphoma, or DLBCL; expect to complete enrollment in 2008 Randomized phase IIb Rituxan-ICE chemotherapy combination trial ongoing in DLBCL

Phase Ib Revlimid® combination trial ongoing in multiple myeloma

Phase Ib Rituxan combination trial ongoing in follicular and marginal zone non-Hodgkin lymphoma

Phase Ib Rituxan/Gemzar® combination trial planned to start in the first half of 2008 for DLBCL

Phase Ib Velcade® combination trial planned to be initiated by Genentech in the first half of 2008 for multiple myeloma

SGN-33	Humanized anti-CD33 antibody	Seattle Genetics	Phase Ib single-agent trial ongoing in AML and MDS; expect to complete enrollment and report data in 2008

Randomized phase IIb low-dose cytarabine combination trial ongoing in AML

Phase Ib Revlimid combination trial in MDS open for accrual

SGN-35	Anti-CD30 ADC	Seattle Genetics	Phase I single agent trial ongoing in Hodgkin lymphoma and CD30-positive T-cell lymphomas

SGN-70	Humanized anti-CD70 antibody	Seattle Genetics	Phase I trial planned in 2008 for autoimmune disease

SGN-75	Anti-CD70 ADC	Seattle Genetics	IND filing planned in 2009 for CD70-positive hematologic malignancies and solid tumors

Anti-CD19 ADC	Anti-CD19 ADC	Seattle Genetics	Future IND candidate for CD19-positive hematologic malignancies

SGN-40

SGN-40 is a humanized monoclonal antibody that is currently in phase I and II clinical trials for non-Hodgkin lymphoma and multiple myeloma. SGN-40 targets the CD40 antigen, which is expressed on B-cell lineage hematologic malignancies, as well as solid tumors such as bladder, renal and ovarian cancer. We also believe SGN-40 may have applications in the treatment of autoimmune disease. We have received orphan drug designation from the U.S. Food and Drug Administration, or FDA, for SGN-40 in multiple myeloma and chronic lymphocytic leukemia.

In January 2007, we entered into an exclusive worldwide collaboration agreement with Genentech for the development and commercialization of SGN-40. Under the terms of the agreement, we received an upfront payment of $60 million, and are entitled to receive potential milestone payments exceeding $800 million and escalating double-digit royalties starting in the mid-teens on net sales of SGN-40. We also have an option to co-promote SGN-40 in the United States. Genentech is responsible for funding research, development, manufacturing and commercialization costs for SGN-40, including reimbursing us for all costs we incur in connection with clinical and development activities we conduct for the program. Our joint development plan with Genentech for SGN-40 includes multiple trials of SGN-40 both as a single agent and combined with standard therapies for the treatment of patients with non-Hodgkin lymphoma or multiple myeloma. We have received a total of $20 million in milestone payments from Genentech thus far under the collaboration associated with SGN-40 clinical trial initiations.

Market Opportunities

Non-Hodgkin lymphoma.    Non-Hodgkin lymphoma is the most common form of hematologic malignancy. According to the American Cancer Society, during 2008 approximately 66,100 cases of non-Hodgkin lymphoma are expected to be diagnosed in the United States and more than 19,100 people are expected to die from the disease. Advances made with combined chemotherapy and the use of Rituxan, a monoclonal antibody, have resulted in high remission rates for front-line therapy in early stage disease. However, therapeutic options for refractory or relapsed patients are still limited, and there are significant opportunities for new treatments in this patient population, especially in aggressive lymphoma subtypes such as diffuse large B-cell lymphoma, or DLBCL.

Multiple Myeloma.    The American Cancer Society estimates that approximately 19,900 cases of multiple myeloma are expected to be diagnosed in the United States during 2008, and approximately 10,700 people are expected to die from the disease. Therapeutic advances in recent years, such as the approval of Velcade, Thalomid® and Revlimid by the FDA have expanded the treatment options for patients with multiple myeloma. However, multiple myeloma remains an incurable disease, and current therapies have limited response duration and significant toxic side effects. Therefore, we believe that a well-tolerated, monoclonal antibody represents a substantial opportunity in this disease either as a single agent or in combination with other treatments.

Clinical Results and Development Plan

We reported preliminary phase I data from our non-Hodgkin lymphoma and multiple myeloma studies at the American Society of Hematology, or ASH, annual meeting in December 2006. In both studies, patients received escalating doses of SGN-40 to determine tolerability, safety profile, immunogenicity and pharmacokinetic parameters. In the non-Hodgkin lymphoma study, we reported data from the first 35 patients enrolled with various subtypes of disease, including diffuse large B-cell, follicular, mantle cell, marginal zone and small lymphocytic lymphomas. Out of 31 evaluable patients, five had objective responses, including one complete response ongoing after 41 weeks. Four patients achieved partial responses, three of which were ongoing with durations of 10, 18 and 31 weeks, and eight patients had stable disease. Notably, of the five objective responses, three were in patients with DLBCL. In the multiple myeloma study, we reported data from the first 32 patients, showing that SGN-40 was well-tolerated with evidence of antitumor activity. Based on the data observed and to explore additional aspects of the dose and schedule, the multiple myeloma protocol was amended to test higher doses of SGN-40. We expect to report final phase I data from both studies during 2008.

In collaboration with Genentech, we are conducting a broad development plan for SGN-40 that includes six clinical trials of SGN-40 both as a single agent and combined with standard therapies for non-Hodgkin lymphoma and multiple myeloma. These include:

•

Phase II Single Agent Study.    In December 2006, we initiated a phase II single agent study of SGN-40 in patients with relapsed or refractory DLBCL. This study is designed to assess the antitumor activity, tolerability and pharmacokinetic profile of SGN-40 in approximately 40 patients at multiple sites in the United States. We expect to complete enrollment of this study during 2008.

•

Phase Ib Revlimid Combination Study.    In November 2007, we initiated a phase Ib combination study of SGN-40 plus Revlimid in patients with relapsed or refractory multiple myeloma. This study is expected to enroll up to approximately 40 patients at multiple sites in the United States. Patients will receive escalating doses of SGN-40 in combination with Revlimid and weekly dexamethasone, a steroid. The study is designed to assess safety and tolerability, preliminary activity and pharmacokinetics of the combination therapy. Initiation of this study triggered a $4 million milestone payment from Genentech.

•

Phase IIb R-ICE Combination Study.    In December 2007, we initiated a phase IIb randomized, double blind, placebo-controlled combination study of Rituxan and ifosfamide, carboplatin and etoposide, or ICE, chemotherapy plus or minus SGN-40. This trial, which is named SeaGen MARINER, is expected to enroll approximately 220 relapsed or refractory DLBCL patients at more than 60 sites worldwide. Patients will receive either R-ICE plus SGN-40 or R-ICE plus placebo. The primary endpoint of the study is complete response rate. Additional endpoints include safety, tolerability, failure-free survival and overall survival. Initiation of this study triggered a $12 million milestone payment from Genentech.

•

Phase Ib Rituxan Combination Study.    In January 2008, Genentech initiated a phase Ib combination study of SGN-40 plus Rituxan in patients with relapsed or refractory follicular or marginal zone non-Hodgkin lymphoma. This study, which is being conducted at multiple U.S. sites, is designed to assess safety, pharmacokinetics and preliminary activity of escalating doses of SGN-40 when combined with Rituxan. Initiation of this study triggered a $4 million milestone payment from Genentech.

•

Phase Ib Rituxan/Gemzar Combination Study.    We plan to initiate a phase Ib combination study of SGN-40 plus Rituxan and Gemzar in patients with relapsed or refractory DLBCL during the first half of 2008. This trial, which we plan to conduct at multiple U.S. sites, will assess safety, pharmacokinetics and preliminary activity of escalating doses of SGN-40 plus the combination therapy.

•

Phase Ib Velcade Combination Study.    Pursuant to our joint development plan, Genentech plans to initiate a phase Ib combination study of SGN-40 plus Velcade in patients with relapsed or refractory multiple myeloma during the first half of 2008. This trial, which we expect to be conducted at multiple sites in the United States and Europe, will assess safety, pharmacokinetics and preliminary activity of escalating doses of SGN-40 combined with Velcade.

SGN-33 (lintuzumab)

SGN-33, or lintuzumab, is a humanized monoclonal antibody that targets the CD33 antigen, which is highly expressed on myeloid malignancies and several myeloproliferative disorders. We are currently conducting phase I and phase II clinical development of SGN-33 in patients with AML or MDS, and have received orphan drug designation from the FDA for SGN-33 in both diseases. We have retained worldwide commercial rights to SGN-33.

Market Opportunities

Acute Myeloid Leukemia.    AML, the most common type of acute leukemia in adults, results in uncontrolled growth and accumulation of malignant cells, or blasts, which fail to function normally and inhibit the production of normal blood cells. Progression of AML often leads to a deficiency of red cells, platelets and normal white cells in the blood, which can cause infections and bleeding. According to the American Cancer Society, approximately 13,300 cases of AML are expected to be diagnosed in the United States during 2008, and 8,800 people are expected to die of the disease during 2008. Approximately two-thirds of AML patients are over 60 years of age at diagnosis. Currently approved therapies for AML include chemotherapy drugs such as cytarabine, daunorubicin or mitoxantrone and an ADC, Mylotarg. However, these therapies have low cure rates, usually lead to relatively short disease remissions and can have life-threatening side effects such as severe neutropenia, especially in older patients. In addition, stem cell transplantation, which may offer a higher probability of cure, is not an option for many patients due to potential toxicity of this treatment or the absence of an appropriate stem cell donor. As such, we believe there is a significant need for well-tolerated, targeted therapies for patients who cannot tolerate chemotherapy or stem cell transplant.

Myelodysplastic Syndromes.    MDS includes a heterogeneous group of hematologic myeloid malignancies that occur when blood cells remain in an immature stage within the bone marrow and never develop into mature cells capable of performing their necessary functions. Eventually, the bone marrow may be filled with immature cells, which suppresses normal cell development. According to the American Cancer Society, 10,000 to 15,000 new cases of MDS are diagnosed annually in the United States, with this number increasing each year. Mean survival rates range from approximately six months to six years for the different stages of MDS, with approximately 30 percent of MDS cases eventually transforming into AML. MDS patients must often rely on blood transfusions or growth factors to manage symptoms of fatigue, bleeding and frequent infections. Many MDS patients die from complications of the disease prior to developing acute leukemia, establishing a critical unmet medical need for new therapies targeting the cause of the condition and helping to restore normal blood cell production as well as delay the onset of leukemia. Recent data with hypomethylating agents such as Vidaza® and Dacogen® have demonstrated advantages over standard chemotherapy regimens among patients with intermediate-2 and high-risk MDS. However, these therapies are associated with significant toxicities, and MDS remains an incurable disease. Consequently, there remains a strong need for additional therapies in MDS that are well-tolerated and effective in reducing patient morbidity and mortality.

Clinical Results and Development Plan

During 2007, we completed a phase Ia single agent dose escalation study of SGN-33 in patients with AML or MDS who were not eligible for intensive chemotherapy or stem cell transplantation or had failed previous therapy. This study, which was conducted at multiple U.S. sites, was designed to evaluate safety, pharmacokinetic profile and antitumor activity of escalating doses of SGN-33 from 1.5 to 8 milligrams per kilogram. The data from this study was reported at the ASH annual meeting in December 2007 and demonstrated that SGN-33 induced objective responses in seven out of 17 AML patients treated, including four complete remissions, one complete remission with incomplete platelet recovery and two partial remissions. In this study SGN-33 also showed signs of activity in MDS, with six out of ten patients experiencing stable disease, several of whom had improving blood counts or increased transfusion independence. Overall, SGN-33 was well-tolerated in this study, with no dose-limiting toxicities or immunogenicity identified, and high CD33 bone marrow saturation levels were achieved at the top dose of 8 milligrams per kilogram. Based on these data, we have advanced SGN-33 into a phase Ib single-agent study in 50 additional AML and MDS patients to further evaluate the response rate and duration of response to single-agent SGN-33. Enrollment in this trial is underway and we expect data to be available in 2008.

In November 2007, we also initiated a randomized, double blind, placebo-controlled, phase IIb study of low-dose cytarabine chemotherapy plus or minus SGN-33 in approximately 210 patients with AML. This study is enrolling newly diagnosed AML patients over 60 years old who decline or are ineligible for induction chemotherapy. Currently, a significant percentage of older AML patients do not receive treatment with any chemotherapy, and even those who do receive low-dose chemotherapy have a median survival of less than six months. The primary goal of this study is to determine whether the addition of SGN-33 prolongs survival of older AML patients who do not receive aggressive chemotherapy. In addition, the trial will evaluate whether patients receiving SGN-33 experience reduced infections, transfusion independence, fewer hospitalizations and improved quality of life. We believe there is a compelling opportunity in this patient population to combine a well-tolerated antibody with low-dose cytarabine to potentially prolong survival without meaningful added toxicity. We expect data from this study to be available in late 2009 or early 2010.

In addition to treatment of older AML patients, we are pursuing opportunities for SGN-33 in MDS, as well as considering strategies for expanding into treatment of younger AML patients. Our phase Ib study evaluating the combination of SGN-33 and Revlimid for patients with intermediate and high-risk MDS is open for accrual. Preclinical data demonstrate that Revlimid can augment the immune effector function of antibodies, which is a primary mechanism of action for SGN-33. This study will enroll approximately 30 patients with intermediate or high-risk MDS at escalating doses of SGN-33 combined with Revlimid to evaluate both tolerability and antitumor activity. We are also considering potential combination studies of SGN-33 plus other standard therapies in MDS, such as Vidaza or Dacogen, based on emerging clinical data with both drugs.

SGN-35

SGN-35 is an ADC composed of an anti-CD30 monoclonal antibody attached by our proprietary, enzyme-cleavable linker to a derivative of the highly potent class of cell-killing drugs called auristatins. The CD30 antigen is an attractive target for cancer therapy because it is expressed on hematologic malignancies including Hodgkin lymphoma and several types of T-cell lymphoma but has limited expression on normal tissues. We are currently conducting a phase I dose escalation study of SGN-35 for patients with relapsed or refractory CD30-positive malignancies, primarily Hodgkin lymphoma. We have received orphan drug designation from the FDA for SGN-35 in Hodgkin lymphoma, and have retained worldwide commercial rights to the program.

Market Opportunities

According to the American Cancer Society, approximately 8,200 cases of Hodgkin lymphoma are expected to be diagnosed in the United States during 2008, and an estimated 1,300 people are expected to die of the disease during 2008. An additional 2,000 to 3,000 patients per year in the United States are diagnosed with anaplastic large cell lymphoma, a T-cell lymphoma that expresses the CD30 antigen. Advances made in the use of combined chemotherapy and radiotherapy for malignant lymphomas have resulted in high remission rates for front-line therapy in early stage lymphomas. However, a significant number of these patients relapse and require additional treatments including other chemotherapy regimens and autologous stem cell transplant, or ASCT. We believe there is a strong need for therapies that can maintain patients in remission prior to and after ASCT and provide a high rate of durable responses in post-ASCT relapses. According to a recognized cancer database and primary market research we conducted with physicians, we believe that there are several thousand newly relapsed or refractory Hodgkin lymphoma patients in the United States each year who would be eligible for treatment with SGN-35, and that the United States’ prevalence population of these patients is roughly 10,000 to 12,000 individuals.

Clinical Results and Development Plan

We are currently conducting a phase I clinical trial of SGN-35 in patients with relapsed or refractory CD30-positive hematologic malignancies, primarily Hodgkin lymphoma. This single-agent, dose-escalation study is designed to evaluate the safety, pharmacokinetic profile and antitumor activity of SGN-35 administered every three weeks, and is expected to enroll up to approximately 50 patients at multiple sites in the United States. We presented preliminary data from this study at the 7th International Symposium on Hodgkin Lymphoma in November 2007. Of the first 23 patients treated at doses from 0.1 to 1.8 milligrams per kilogram, there were four patients who achieved partial responses, 12 patients with stable disease and seven patients with progressive disease. More than 75 percent of patients treated across all dose levels had measurable reductions in tumor volume. SGN-35 was well-tolerated at these doses with no dose-limiting toxicities or immunogenicity observed.

We believe this reported clinical data on SGN-35, although preliminary, indicate the therapeutic potential of our ADC technology to empower antibodies. We previously conducted clinical trials of an unconjugated anti-CD30 monoclonal antibody, SGN-30, which is the same antibody used in SGN-35. At the ASH annual meeting in December 2005, we reported data from a phase II single agent trial of SGN-30, where the antibody alone was not sufficiently active as a single agent to demonstrate any objective responses in 35 patients with relapsed or refractory Hodgkin lymphoma treated at weekly doses up to 12 milligrams per kilogram. In contrast, SGN-35 has demonstrated multiple objective responses in a similar patient population at much lower doses with a less frequent dosing schedule.

Our phase I trial of SGN-35 is ongoing, and we expect to report further data, including additional objective responses, during the first half of 2008. We are also planning to initiate a second phase I study of SGN-35 during the first quarter of 2008 that will investigate more frequent dosing of SGN-35. Our future clinical trial plans and registration strategy for SGN-35 will be guided by the response rate, duration of response and safety profile observed in our ongoing and planned phase I trials.

SGN-70

SGN-70 is a humanized anti-CD70 monoclonal antibody with potent effector functions. We believe that SGN-70 has significant application for the treatment of autoimmune diseases where the body’s immune system malfunctions and attacks its own healthy cells. Many therapies for autoimmune diseases rely on suppressing the immune system to prevent further damage to normal tissues, but have the unwanted side effect of making the patient more susceptible to infection or cancer. The CD70 antigen is expressed on activated T- and B-cells but is absent on these cells when in a resting state. Since resting T- and B-cells make up the majority of immune cells circulating in the body, SGN-70 may be able to prevent or reduce a damaging immune response without globally suppressing the patient’s immune system. We have presented preclinical data demonstrating that SGN-70 inhibits T- and B-cell functions, selectively depletes CD70-positive activated T-cells and limits expansion of CD70-positive lymphocytes. During 2008, we plan to present additional data demonstrating activity of SGN-70 in preclinical models of autoimmune diseases at scientific meetings and to commence a phase I clinical trial in the second half of the year.

SGN-75

SGN-75 is an ADC composed of an anti-CD70 monoclonal antibody linked to a potent auristatin derivative using our proprietary ADC technology. The CD70 antigen has a broad expression profile in multiple types of cancer, including multiple myeloma, lymphoma, renal cancer, gliobastoma and several other solid tumors. We presented data at the American Association for Cancer Research annual meetings in both April 2006 and April 2007 demonstrating that CD70 has high expression in primary renal cell samples and that SGN-75 has potent antitumor activity at well-tolerated doses in preclinical models of renal cell cancer. We are planning to file an IND for SGN-75 in hematologic malignancies and solid tumors during 2009.

Research Programs

In addition to our pipeline of product candidates and antibody-based technologies, we have internal research programs directed towards identifying novel antigen targets and monoclonal antibodies, advancing our antibody engineering initiatives and developing new classes of stable linkers and potent, cell-killing drugs.

Anti-CD19 ADC.    We are conducting preclinical development of an anti-CD19 ADC for the treatment of hematologic malignancies. CD19 is a B-cell antigen that is expressed in non-Hodgkin lymphoma, chronic lymphocytic leukemia and acute lymphocytic leukemia. We reported data at the American Association for Cancer Research-National Cancer Institute-European Organization for Research and Treatment of Cancer conference in October 2007 demonstrating that our anti-CD19 ADC effectively binds to target cells with high affinity, internalizes and induces potent cancer-cell-killing activity and durable tumor regressions at low doses in multiple cancer models.

Novel Antigen Targets and Monoclonal Antibodies.    We are actively engaged in internal efforts to identify and develop monoclonal antibodies and ADCs with novel specificities and activities against selected antigen targets. We focus on proteins that are highly expressed in cancer to identify molecules that are located on the surface of cancer cells that may serve as targets for monoclonal antibodies or ADCs. We then create and screen panels of cancer-reactive monoclonal antibodies in our laboratories to identify those with the desired specificity. We supplement these internal efforts by evaluating opportunities to in-license targets and antibodies from academic groups and other biotechnology and pharmaceutical companies, such as our ongoing collaboration with Agensys.

Antibody Engineering.    We have substantial internal expertise in antibody engineering, both for antibody humanization and engineering of antibodies to improve drug linkage sites for use with our ADC technology. By modifying the number and type of drug-linkage sites found on our antibodies, we believe we can improve the robustness and cost-effectiveness of our manufacturing processes for conjugation of ADCs.

New Cell-Killing Drugs.    We continue to study new cell-killing drugs that can be linked to antibodies, such as the auristatins that we currently use in our ADC technology. We are evaluating multiple auristatin derivatives, as well as other classes of cell-killing drugs, for potential applications as ADCs.

Corporate Collaborations

We seek collaborations with leading biotechnology and pharmaceutical companies to advance the development and commercialization of our product candidates and to supplement our internal pipeline. When partnering, we seek to retain significant future participation in product sales through either profit-sharing or royalties paid on annual net sales. We also license our ADC technology to collaborators to empower their own antibodies. These ADC licenses benefit us in many ways, including generating revenues that partially offset expenditures on our internal research and development programs, expanding our knowledge base regarding ADCs across multiple targets and antibodies provided by our collaborators and providing us with future pipeline opportunities through co-development or opt-in rights to new ADC product candidates.

Genentech SGN-40 Collaboration

In January 2007, we entered into an exclusive worldwide collaboration agreement with Genentech for the development and commercialization of SGN-40. Under the terms of the agreement, we received an upfront payment of $60 million, and are entitled to receive potential milestone payments exceeding $800 million and escalating double-digit royalties starting in the mid-teens on annual net sales of SGN-40. We also have an option to co-promote SGN-40 in the United States. Genentech is responsible for funding research, development, manufacturing and commercialization costs for SGN-40, including reimbursing us for all costs we incur in connection with clinical and development activities we conduct for the program. Our joint development plan with Genentech for SGN-40 includes multiple trials of SGN-40 both as a single agent and combined with standard therapies for the treatment of patients with non-Hodgkin lymphoma or multiple myeloma. We have received $20 million in milestone payments thus far under this collaboration associated with SGN-40 clinical trial initiations.

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

ADC Collaborations

We have active collaborations with five companies to allow them to use our proprietary ADC technology with their monoclonal antibodies:

Progenics.    In June 2005, we entered into an ADC collaboration with PSMA Development Company, which is now a wholly-owned subsidiary of Progenics. Under the terms of the multi-year agreement, we received a $2 million upfront fee for an exclusive license to our technology for the PSMA antigen, which is highly expressed on prostate cancer as well as tumor vasculature in multiple solid tumor types. Progenics is paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. Progenics is responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this collaboration. Progenics has announced that it plans to begin clinical trials for the PSMA-ADC during 2008.

MedImmune.    In April 2005, we entered into an ADC collaboration with MedImmune, which is now a wholly-owned subsidiary of AstraZeneca. Under the terms of the multi-year agreement, MedImmune paid us a $2 million upfront fee for an exclusive license to our technology for a single antigen. In October 2007, MedImmune paid us an additional $1.5 million fee for an exclusive license to a second antigen. MedImmune is paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. MedImmune is responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this collaboration.

Bayer.    In September 2004, we entered into an ADC collaboration with Bayer. Under the terms of the multi-year agreement, Bayer paid us a $2 million upfront fee for an exclusive license to our technology for a single antigen. Bayer is also paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. Bayer is responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this collaboration.

CuraGen.    In June 2004, we entered into an ADC collaboration with CuraGen. Under the terms of the multi-year agreement, CuraGen paid us a $2 million upfront fee for an exclusive license to our technology for a single antigen. In February 2005, CuraGen paid us an additional fee for an exclusive license to a second antigen. CuraGen is also paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting ADC products. CuraGen is responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this collaboration. CuraGen is currently conducting phase I clinical development of CR011-ADC for the treatment of metastatic melanoma.

Genentech.    In April 2002, we entered into an ADC collaboration with Genentech. Upon entering into the multi-year agreement, Genentech paid us a $2.5 upfront fee and purchased $3.5 million of our common stock. We have subsequently expanded this collaboration on several occasions to include additional antigens, including in December 2003 when Genentech paid us a $3 million fee and purchased an additional $7 million of our common stock, in November 2004 when Genentech paid us a $1.6 million fee and in March 2007 when Genentech paid us a $4.5 million fee to extend the research term of the license. The total payments we have received from Genentech under this collaboration, including upfront fees, equity investments, technology access and research fees, exceed $34 million. Genentech has also agreed to pay progress-dependent milestone payments and royalties on net sales of any resulting products. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration. Over the past several years, Genentech has paid us fees and milestone payments based on achievement of a preclinical milestone and assistance with process development and manufacturing to support IND-enabling studies and potential future clinical trials of multiple ADC product candidates.

Agensys Co-Development Agreement

Agensys.    In January 2007, we entered into an agreement with Agensys, a wholly-owned subsidiary of Astellas Pharma, to jointly research, develop and commercialize ADCs for cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Agensys to proprietary cancer targets. Under the terms of the multi-year agreement, we and Agensys will jointly screen and select ADC products to an initial target, AGS-5, co-fund all preclinical and clinical development and share equally in any profits. Agensys will also conduct further preclinical studies aimed at identifying ADC products to up to three additional targets. We have the right to exercise a co-development option for one of these additional ADC products at IND filing, and Agensys has the right to develop and commercialize the other two ADCs product on its own, subject to paying us fees, milestones and royalties. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. We and Agensys are currently collaborating on preclinical development of an AGS-5 ADC for the treatment of solid tumors.

License Agreements

We have in-licensed antibodies, targets and enabling technologies from pharmaceutical and biotechnology companies and academic institutions for use in our pipeline programs and ADC technologies, including the following:

Bristol-Myers Squibb.    In March 1998, we obtained rights to some of our technologies and product candidates, portions of which are exclusive, through a license agreement with Bristol-Myers Squibb Corporation.

Through this license, we secured rights to monoclonal antibody-based cancer targeting technologies, including patents, monoclonal antibodies, chemical linkers, a ribosome-inactivating protein and enabling technologies. Under the terms of the license agreement, we are required to pay royalties on net sales of future products incorporating technology licensed from Bristol-Myers Squibb.

PDL BioPharma.    In January 2004, as part of the expansion of our ADC collaboration, PDL BioPharma, Inc. granted us one license and options for two additional licenses under PDL’s antibody humanization patents. We used the initial antibody humanization license for our SGN-40 product candidate, which we subsequently sublicensed to Genentech in January 2007 as part of our SGN-40 collaboration. Under the terms of the license agreements, we are required to pay annual maintenance fees and royalties on net sales of products using PDL’s technology. In April 2005, we in-licensed an anti-CD33 program from PDL, which is the basis for SGN-33. We paid PDL an upfront fee and have agreed to pay progress-dependent milestones and royalties on net sales of anti-CD33 products incorporating technology in-licensed from PDL, which includes an antibody humanization license for the CD33 antigen. As part of the agreement, we also agreed to reduce the royalties payable by PDL to us with respect to one target under our ongoing ADC collaboration. We and PDL have also granted each other a co-development option for second generation anti-CD33 antibodies with improved therapeutic characteristics developed by either party.

ICOS Corporation.    In October 2000, we entered into a license agreement with ICOS Corporation, a wholly-owned subsidiary of Eli Lilly, for non-exclusive rights to use ICOS’ CHEF expression system. We use this system to manufacture the antibody components of SGN-35, SGN-30, SGN-70 and SGN-75 and we may also use it for other monoclonal antibodies in the future. Under the terms of this agreement, we are required to make progress-dependent milestone payments and pay royalties on net sales of products manufactured using the CHEF expression system.

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

CLB-Research and Development.    Pursuant to a license agreement we entered into in July 2001, we obtained an exclusive license to specific monoclonal antibodies that target cancer and autoimmune disease targets from CLB-Research and Development, a division of Sanquin Foundation Blood Supply, located in the Netherlands. One of these antibodies is the basis for SGN-70 and the antibody component of SGN-75. Under the terms of this agreement, we have made upfront and option exercise payments and are required to make progress-dependent milestone payments and pay royalties on net sales of products incorporating technology licensed from CLB-Research and Development.

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

Patents and Proprietary Technology

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and other countries. As of December 31, 2007, we owned approximately 140 United States and corresponding foreign patents and patent applications and held exclusive or partially exclusive licenses to over 50 United States and corresponding foreign patents and patent applications.

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

The results of preclinical studies, pharmaceutical development and clinical trials are submitted to the FDA in the form of a new drug application, or NDA, or a biologics license application, or BLA, for approval of the manufacture, marketing and commercial shipment of the pharmaceutical product. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny review of an application or not approve an application if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-market testing and surveillance to monitor the safety or efficacy of the product. In addition, after marketing approval is granted, the FDA may require post-marketing clinical trials, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time. Also, after marketing approval, comprehensive federal and state regulatory compliance obligations exist for the manufacture, labeling, distribution, promotion and pricing of pharmaceutical products. Failure to comply with ongoing regulatory obligations can result in warning letters, product seizures, criminal penalties, and withdrawal of approved products, among other enforcement remedies.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many third parties compete with us in developing various approaches to cancer and autoimmune disease therapy. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations.

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

We are aware of specific companies that have technologies that may be competitive with ours, including Wyeth, ImmunoGen and Medarex, all of which have antibody-drug conjugate technology. Wyeth markets the antibody-drug conjugate Mylotarg for patients with acute myeloid leukemia, which targets the same antigen as our SGN-33 product candidate. ImmunoGen has several antibody-drug conjugates in development that may compete with our product candidates. ImmunoGen has also established partnerships with other pharmaceutical and biotechnology companies to allow those other companies to utilize ImmunoGen’s technology, including Sanofi-Aventis and Genentech. In addition, Medarex has developed its own technology for linking antibodies to cytotoxic payloads. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates. Novartis is developing an anti-CD40 antibody, Medarex has anti-CD30 and anti-CD70 antibody programs and Xencor has an anti-CD30 antibody program that may be competitive with our programs. In addition, many other pharmaceutical and biotechnology companies are developing and/or marketing therapies for the same types of cancer and autoimmune diseases that our product candidates are designed to treat. These include antibodies such as Genentech’s Rituxan, proteosome inhibitors such as Millennium’s Velcade, immunomodulatory agents such as Celgene’s Revlimid, small molecule drugs such as Bayer’s/Onyx’s Nexavar®, small molecule inhibitors such as Pharmion/Methylgene’s MGCD0103 and a variety of cytotoxic drugs such as Genzyme’s Clolar®, Pharmion’s Vidaza and MGI Pharma’s Dacogen.

Manufacturing

We rely on corporate collaborators and contract manufacturing organizations to supply drug product for our IND-enabling studies and clinical trials. For SGN-40, Genentech has assumed manufacturing responsibility under our collaboration, and we also have an ongoing manufacturing agreement with Abbott to supplement our clinical and commercial supplies. For SGN-33, we received material sufficient to supply our initial phase I clinical trials as part of our license from PDL BioPharma, and we have contracted with Laureate Pharma for additional clinical drug supply. For the monoclonal antibody used in SGN-35, we have contracted with Abbott Laboratories for clinical and potential future commercial supplies. We have also contracted with Laureate Pharma to manufacture the antibody component of SGN-70 and SGN-75 to enable future initiation of clinical trials. For our ADC technology, several contract manufacturers, including Albany Molecular and Sigma Aldrich Fine Chemicals, or SAFC, perform drug-linker manufacturing and several other contract manufacturers, including NPIL Pharma, perform conjugation of the drug-linker to the antibody. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of our product candidates.

We believe that our existing supplies of drug product and our contract manufacturing relationships with Abbott, Laureate Pharma, Albany Molecular, SAFC, NPIL Pharma and our other existing and potential contract manufacturers with whom we are in discussions, will be sufficient to accommodate clinical trials through phase II, and in some cases into phase III, trials of our current product candidates. However, we may need to obtain additional manufacturing arrangements, if available on commercially reasonable terms, or increase our own manufacturing capability to meet our future needs, both of which would require significant capital investment. We may also enter into collaborations with pharmaceutical or larger biotechnology companies to enhance the manufacturing capabilities for our product candidates.

Employees

As of December 31, 2007, we had 189 employees. Of these employees, 152 are engaged in or support research, development and clinical activities and 37 are in administrative and business related positions. Each of our employees has signed confidentiality and inventions assignment agreements and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Website

Our website address is www.seattlegenetics.com. We make available, free of charge, through a hyperlink on our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our website is not part of this report.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this annual report on Form 10-K and the information incorporated by reference herein. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this annual report on Form 10-K.

Risks Related to Our Business

Our product candidates are at early stages of development and, if we are not able to successfully develop and commercialize them, we may not generate sufficient revenues to continue our business operations.

The drug discovery and development process is highly uncertain and we have not developed, and may never develop, a product candidate that ultimately leads to a commercially viable product. All of our product candidates are in early stages of development. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Currently, SGN-40, SGN-33 and SGN-35 are in clinical trials and SGN-70, SGN-75 and an anti-CD19 ADC are in preclinical development. We expect that much of our effort and many of our expenditures over the next few years will be devoted to these clinical and preclinical product candidates. We have no products that have received regulatory approval for commercial sale.

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Our ability to commercialize our product candidates in the United States depends on first receiving FDA approval. Thereafter, the commercial success of these product candidates will depend upon their acceptance by physicians, patients, third party payors and other key decision-makers as therapeutic and cost-effective alternatives to currently available products. With respect to SGN-40, commercial success will depend in large part on Genentech’s actions to commercialize the product candidate. Additionally, our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any approved product candidate will depend on a number of factors, including: establishment and demonstration of clinical efficacy and safety; cost-effectiveness of a product; its potential advantage over alternative treatment methods; and marketing and distribution support for the product. If we fail to gain approval from the FDA or to produce a commercially successful product, we may not be able to earn sufficient revenues to continue as a going concern.

Clinical trials for our product candidates are expensive, time consuming and their outcome is uncertain.

Neither we nor our collaboration partners are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions. An application for marketing approval must be supported by complete preclinical development and extensive clinical trials in humans to demonstrate its safety and efficacy, as well as extensive information regarding manufacturing, process and controls to demonstrate the safety and effectiveness of the product candidate. Each of these trials requires the investment of substantial expense and time. We are currently conducting multiple phase I and phase II clinical trials of our clinical product candidates, and we expect to commence additional trials of these and other product candidates in the future. There are numerous factors that could delay each of these clinical trials or prevent us from completing these trials successfully, including:

•	obtaining regulatory approval to commence a clinical trial;

•

reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	manufacturing sufficient quantities of a product candidate for use in clinical trials;

•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•	recruiting and enrolling patients to participate in clinical trials for reasons including competition from other clinical trial programs for the same or similar indications; and

•	retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	new information suggesting unacceptable risk to subjects, or unforeseen safety issues or any determination that a trial presents unacceptable health risks; or

•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties.

Commercialization of our product candidates will ultimately depend upon successful completion of additional research and development and testing in both clinical trials and preclinical models. At the present time, SGN-40, SGN-33 and SGN-35 are our only product candidates in clinical development and SGN-70, SGN-75 and an anti-CD19 ADC are our lead preclinical product candidates. As a result, any delays or difficulties we encounter with these product candidates may impact our ability to generate revenue and cause our stock price to decline significantly.

Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. We still only have limited efficacy data from our phase I and phase II clinical trials of SGN-40, SGN-33 and SGN-35. Phase I and phase II clinical trials are not primarily designed to test the efficacy of a product candidate but rather to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. We believe that any clinical trial designed to test the efficacy of SGN-40, SGN-33 or SGN-35, whether phase II or phase III, will likely involve a large number of patients to achieve statistical significance and will be expensive. We may conduct lengthy and expensive clinical trials of SGN-40, SGN-33 or SGN-35, only to learn that the product candidate is not an effective treatment or is not superior to existing approved therapies. We may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapy, which often occurs in later-stage clinical trials. For example, we are conducting phase II clinical trials with both SGN-40 and SGN-33 combined with other therapies, including chemotherapy, and may experience unexpected adverse events as a result of these combinations. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events, including patient fatalities that may be attributable to our product candidates, during a clinical trial could cause it to be redone or terminated. For example, based on data from our phase I and phase II clinical trials of SGN-30, during 2006 we decided to prioritize our other programs and collaborate with the National Cancer Institute to conduct further SGN-30 clinical trials in combination with chemotherapy and to cease Company-sponsored clinical trials of SGN-30. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory authority. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be redone or terminated. The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by the FDA or another regulatory authority may also vary significantly based on the type, complexity and novelty of the product involved, as well as other factors. The FDA has substantial discretion in the approval process, and when or whether regulatory approval will be obtained for any product we develop. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any products resulting from our product candidates. If we or our collaborators receive regulatory approval for our product candidates, we will also be subject to ongoing FDA obligations and oversight, including adverse event reporting requirements, marketing restrictions and potential post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize such products. The FDA’s policies may also change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we may be subject to civil and criminal penalties, we may not be permitted to market our products and our business could suffer.

Our clinical trials may take longer to complete than we project or they may not be completed at all.

The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In addition, future and ongoing SGN-40 clinical trials will be coordinated with Genentech, which may delay the commencement or affect the continuation or completion of these trials. We have experienced enrollment-related delays in our current and previous clinical trials and will likely experience similar delays in our future trials, particularly as we attempt to significantly increase patient size as required for phase III studies. We depend on medical institutions and CROs to conduct our clinical trials and to the extent they fail to enroll patients for our clinical trials or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with foreign currency transactions insofar as we might desire to use U.S. dollars to make contract payments denominated in the foreign currency where the trial is being conducted.

Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under GMP and other requirements in foreign countries, and may require large numbers of test patients. We, the FDA or other foreign governmental agencies could delay or halt our clinical trials of a product candidate for various reasons, including:

•	deficiencies in the conduct of the clinical trial, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•	deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;

•	the product candidate may have unforeseen adverse side effects, including fatalities;

•	the time required to determine whether the product candidate is effective may be longer than expected;

•	fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

•	the product candidate may not appear to be more effective than current therapies;

•	quality or stability of the product candidate may fall below acceptable standards; or

•	we may not be able to produce sufficient quantities of the product candidate to complete the trials.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval, which could reduce or eliminate our revenue by delaying or terminating the potential commercialization of our product candidates. Further, to the extent any adverse events, including fatalities, arise during a clinical trial we may discontinue the affected clinical trial program and be subject to legal claims that may require substantial expense to defend and may divert the efforts of our management personnel. In addition, if such claims result in an adverse determination we may be subject to significant liabilities.

In some circumstances we rely on collaborators to assist in the research and development of our product candidates, as well as to utilize our ADC technology. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, it may affect our ability to commercialize our product candidates and/or generate revenues through technology licensing.

We have established and intend to continue to establish alliances with third-party collaborators to develop and market some of our current and future product candidates. We entered into an exclusive worldwide collaboration agreement with Genentech in January 2007 for the development and commercialization of our SGN-40 product candidate. We also have active ADC collaborations with Genentech, Bayer, CuraGen, Progenics and MedImmune and an ADC co-development agreement with Agensys.

Under certain conditions, our collaborators may terminate their agreements with us and discontinue use of our technologies. In addition, we cannot control the amount and timing of resources our collaborators may devote to products incorporating our technology. Moreover, our relationships with our collaborators divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators. Even if our collaborators continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our collaborators may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. If any of our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. In particular, if Genentech determines to terminate the SGN-40 collaboration, we would not receive milestone payments or royalties for development or sale of SGN-40. Moreover, we would have to engage another collaborator to complete the development process or complete the process ourselves internally, either of which could significantly delay the development process and increase our costs. In turn, this could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing SGN-40, which are now being funded by Genentech. Furthermore, if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable. In the future, we may not be able to locate third party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.

We depend on a small number of collaborators for most of our current revenue. The loss of any one of these collaborators could result in a substantial decline in our revenue.

We have collaborations with a limited number of companies. To date, almost all of our revenue has resulted from payments made under agreements with our corporate collaborators, and we expect that most of our future revenue will continue to come from corporate collaborations until the approval and commercialization of one or more of our product candidates and even then we may still be highly dependent on the collaborator for the approved product. For example, if SGN-40 receives regulatory approval, our revenues will still be dependent on Genentech’s ability to market the approved product. The failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments or royalties, could have a material adverse effect on our financial performance. In addition, a significant portion of revenue received from our corporate collaborators is derived from research and material supply fees, and a decision by any of our corporate collaborators to conduct more research and development activities themselves could significantly reduce the revenue received from these collaborations. Payments under our existing and future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the development of our product candidates.

We do not currently have the internal ability to manufacture the drug products that we need to conduct our clinical trials and rely upon a limited number of manufacturers to supply our drug products. For SGN-40, we have contracted with Abbott Laboratories for clinical and potential future commercial supplies. Decisions on future SGN-40 drug supply will be made jointly by us and Genentech through our collaboration. For SGN-33, we received clinical-grade material from PDL BioPharma to support ongoing and planned phase I trials and entered into a contract manufacturing arrangement with Laureate Pharma to supplement current supplies and provide later-stage clinical supplies, including for our ongoing phase II trial. For the monoclonal antibody used in SGN-35, we also have contracted with Abbott Laboratories for clinical and potential future commercial supplies. We have also contracted with Laureate Pharma to manufacture the antibody component of SGN-70 and SGN-75 to enable future initiation of clinical trials. For our ADC technology, several contract manufacturers, including Albany Molecular and SAFC, supply us with drug-linker and several other contract manufacturers perform conjugation of the drug-linker to the antibody. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of our product candidates for use in our clinical trials. If our contract manufacturers or other third parties fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates. In addition, we depend on outside vendors for the supply of raw materials used to produce our product candidates. If the third party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our product candidates manufactured and to conduct preclinical testing and clinical trials of our product candidates would be adversely affected.

We do not yet have agreements for the supply of our product candidates in quantities sufficient for phase III clinical trials or commercial sale and may not be able to establish or maintain commercial manufacturing arrangements on commercially reasonable terms. Securing phase III and commercial quantities of our product candidates from contract manufacturers will require us to commit significant capital and resources. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties. In addition, contract manufacturers have a limited number of facilities in which our product candidates can be produced and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates.

Our contract manufacturers are required to produce our clinical product candidates under GMP in order to meet acceptable standards for our clinical trials. If such standards change, the ability of contract manufacturers to produce our product candidates on the schedule we require for our clinical trials may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to successfully produce and market our product candidates. We and our contract manufacturers are subject to periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure strict compliance with GMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in our contractors’ manufacturing and supply of product candidates or any failure of our contractors to maintain compliance with the applicable regulations and standards could increase our costs, cause us to lose revenue make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn.

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

Our ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, is still at a relatively early stage of development. This ADC technology is used in our SGN-35, SGN-75 and anti-CD19

ADC product candidates and is the basis of our collaborations with Genentech, Bayer, CuraGen, Progenics, MedImmune and Agensys. We and our corporate collaborators are conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies and, although both we and CuraGen have initiated clinical trials of ADC product candidates, significant additional studies may be required before other ADC product candidates enter human clinical trials. For example, we have observed evidence of toxicity in some preclinical models with certain drug-linkers and are focusing our efforts on drug-linkers with the best efficacy and lowest toxicity in order to maximize the therapeutic window of our ADC technology. In addition, preclinical models to study patient toxicity and anti-cancer activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human cancer and there may be substantially different results in clinical trials from the results obtained in preclinical studies. Any failures or setbacks in our ADC program, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability for some time, if at all.

We have incurred substantial net losses in each of our years of operation and, as of December 31, 2007, we had an accumulated deficit of approximately $228.5 million. We expect to make substantial expenditures to further develop and commercialize our product candidates, some of which will be reimbursed by Genentech as part of our SGN-40 collaboration, and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our potential products. In the near term, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict. We have never been profitable and may never achieve profitability and if we do achieve profitability, it may not be sustainable.

We will continue to need significant amounts of additional capital that may not be available to us.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities, as well as position our product candidates for regulatory approval and commercial sale. Some of these expenditures will be reimbursed by Genentech as part of our SGN-40 collaboration; however, we may need to seek additional funding through public or private financings, including equity financings, and through other means, such as collaborations and license agreements. In addition, changes in our business may occur that would consume available capital resources sooner than we expect. If adequate funds are not available to us, we will be required to delay, reduce the scope of or eliminate one or more of our development programs. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. Our future capital requirements will depend upon a number of factors, including:

•	the size, complexity, timing, and number of clinical programs;

•	our receipt of milestone-based payments or other revenue from our collaborations or license arrangements, including reimbursements for expenses pursuant to our SGN-40 collaboration with Genentech;

•	the ability to manufacture sufficient drug supply to complete clinical trials;

•	progress with clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs associated with acquisitions or licenses of additional products, including licenses we may need to commercialize our products;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the potential costs associated with state and federal taxes;

•	the timing and cost of milestone payment obligations as our product candidates progress towards commercialization;

•	competing technological and market developments; and

•	preparation for product commercialization.

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

We have entered into agreements with third-party commercial and academic institutions to license technology for use in our product candidates and ADC technology. Currently, we have license agreements with Bristol-Myers Squibb, Arizona State University, Genentech, PDL BioPharma, CLB Research and Development, ICOS Corporation, Mabtech AB, and the University of Miami, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our product candidates. In addition, continued development and commercialization of our product candidates will likely require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

Our success depends, in part, on obtaining and maintaining patent protection and successfully defending these patents against third party challenges in the United States and other countries. We own multiple U.S. and foreign patents and pending patent applications for our technologies. We also have rights to issued U.S. patents, patent applications, and their foreign counterparts, relating to our monoclonal antibody and drug-based technologies. Our rights to these patents and patent applications are derived in part from worldwide licenses from Bristol-Myers Squibb, Arizona State University and PDL BioPharma, among others. In addition, we have licensed our U.S. and foreign patents and patent applications to third parties.

Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. In particular, the U.S. Patent and Trademark Office recently issued revised regulations affecting prosecution before that office, and various pieces of legislation, including the “Patent Reform Act of 2007,” have been introduced or discussed in the U.S. Senate and Congress in the past few years. If implemented, these new regulations or legislation could, among other things, restrict our ability to prosecute applications in the U.S. Patent and Trademark Office, limit the number of patent claims in applications that we have previously filed or intend to file, and may lower the threshold required for competitors to challenge our patents in the U.S. Patent and Trademark Office after they have been granted.

The standards that the U.S. Patent and Trademark Office and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may not contain claims that will permit us to stop competitors from using similar technology. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. As a result, the protection, if any, given by our patents if we attempt to enforce them or if they are challenged in court is uncertain.

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

We may face potential patent infringement suits by companies that own or control patents for products similar to our product candidates or suits alleging infringement of such companies’ other intellectual property. Because patent applications can take many years to publish, there may be currently pending applications of which we are unaware that may later result in issued patents that affect the commercial development of our product candidates. In addition, we are monitoring the progress of multiple pending patent applications of other companies that, if granted, may require us to license or challenge their validity upon commercialization of our product candidates.

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

We are highly dependent on the efforts and abilities of the principal members of our senior management. Additionally, we have scientific personnel with significant and unique expertise in monoclonal antibodies and related technologies. The loss of the services of any one of the principal members of our managerial or scientific staff may prevent us from achieving our business objectives.

In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. In order to commercialize our products successfully, we will be required to expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development, sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are not able to attract and retain these individuals on favorable terms, our business may be harmed.

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Genentech, Amgen, Bayer, ImmunoGen, Biogen IDEC, Celgene, Genzyme, Medarex, MGI Pharma, Millenium, Novartis, Pharmion and Wyeth are developing and/or marketing products or technologies that may compete with ours. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive. Our competitors may, among other things:

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

We do not have a sales and marketing force and may not be able to develop this capacity. If we are unable to establish sales and marketing capabilities, we will need to enter into sales and marketing agreements to market our products, except for SGN-40 for which Genentech and/or its licensees will lead the sales and marketing efforts while we retain an ability to co-promote that product in the United States. If we are unable to establish sales and marketing capabilities or successful distribution relationships with biotechnology or pharmaceutical companies, we may fail to realize the full sales potential of some of our product candidates. Even if we are able to establish distribution agreements with biotechnology or pharmaceutical companies, we generally do not have control over the resources or degree of effort that any of these third-parties may devote to our collaborations, and if they fail to devote sufficient time and resources to our the marketing of our product candidates, or if their performance is substandard, it will adversely affect the sale of our product candidates.

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

We currently have no products that have been approved for commercial sale. However, the current and future use of our product candidates by us and our corporate collaborators in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited general commercial liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

Risks Related to Our Stock

Our stock price may be volatile and our shares may suffer a decline in value.

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the fourth quarter of 2007, our stock price fluctuated between $9.70 and $13.44 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 54 percent of our voting power as of March 7, 2008. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are in Bothell, Washington, where we lease approximately 63,900 square feet under a lease expiring May 2011. We may renew the lease, at our option, for two consecutive seven-year periods. We currently occupy and utilize the entire building as laboratory, discovery, research and development and general administration space. In addition, we entered into a lease in July 2007 for approximately 24,800 additional square feet near our headquarters that we use for research and development office space, which expires in May 2018. We believe that our facilities are sufficient to meet our current and near term requirements. However, additional facilities may be required to meet our future growth.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Our Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol “SGEN.” As of March 7, 2008, there were 79,219,783 shares of our common stock outstanding, which were held by approximately 123 common stockholders of record. On March 7, 2008, the closing price of our common stock as reported by The Nasdaq Global Market was $8.19 per share.

Our common stock has been quoted on The Nasdaq Global Market under the symbol “SGEN” since our initial public offering on March 6, 2001. The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock as reported by The Nasdaq Global Market:

	High	Low
2006
First Quarter	$5.80	$4.55
Second Quarter	5.20	3.85
Third Quarter	4.94	3.80
Fourth Quarter	6.35	4.66
2007
First Quarter	$9.52	$5.14
Second Quarter	11.43	8.04
Third Quarter	12.12	8.53
Fourth Quarter	13.44	9.70
2008
First Quarter (prior to March 7, 2008)	$11.89	$8.19

Dividend Policy

We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

Sales of Unregistered Securities and Issuer Repurchases of Securities

Other than sales disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not make any unregistered sales of shares of our common stock in 2007. In addition, we did not repurchase any of our equity securities during the fourth quarter of 2007.

Stock Performance Graph

We show below the cumulative total return to our stockholders during the period from December 31, 2002 through December 31, 2007 in comparison to the cumulative return on the Nasdaq Pharmaceutical Index, the Nasdaq Composite Index and the Nasdaq Biotechnology Index during that same period. The results assume that $100 was invested on December 31, 2002 in our common stock and each of the indexes listed above, including reinvestment of dividends, if any.

	Years Ending
	12/02	12/03	12/04	12/05	12/06	12/07
Seattle Genetics, Inc.	100.00	276.77	210.65	152.26	171.94	367.74
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
NASDAQ Pharmaceutical	100.00	144.23	159.47	159.95	162.76	152.73
NASDAQ Biotechnology	100.00	146.39	163.20	184.87	182.56	184.28

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

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2007, 2006 and 2005 and Consolidated Balance Sheet data as of December 31, 2007 and 2006 have been derived from our audited financial statements appearing elsewhere in this Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2004 and 2003 and Consolidated Balance Sheet data as of December 31, 2005, 2004 and 2003 have been derived from our audited financial statements that are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$22,420	$10,005	$9,757	$6,701	$5,070
Operating Expenses:
Research and development	64,828	40,136	34,683	37,208	21,928
General and administrative	13,237	10,074	7,145	7,161	6,405

Loss from operations	(55,645)	(40,205)	(32,071)	(37,668)	(23,263)
Investment income, net	6,713	4,190	2,638	2,229	1,177

Net loss	(48,932)	(36,015)	(29,433)	(35,439)	(22,086)
Non-cash preferred stock deemed dividend	—	—	—	(36,558)	(201)

Net loss attributable to common stockholders	$(48,932)	$(36,015)	$(29,433)	$(71,997)	$(22,287)

Basic and diluted net loss per share attributable to common stockholders	$(0.80)	$(0.74)	$(0.70)	$(1.80)	$(0.73)

Weighted-average shares used in computing basic and diluted net loss per share	61,293	48,659	42,238	39,985	30,722

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$129,584	$86,573	$79,207	$105,898	$73,682
Working capital	90,003	76,880	33,048	30,233	38,839
Total assets	148,530	97,695	90,019	119,109	81,999
Stockholders’ equity	53,986	88,234	75,458	103,833	74,878

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

Revenue Recognition.    Many of our agreements contain multiple revenue elements including upfront payments, license fees, milestone payments, royalties, maintenance fees and payments received for the delivery of supplies or services provided. Each agreement may contain some or all of these elements. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized.

Revenue recognition is predicated upon persuasive evidence of an agreement existing, delivery of materials occurring or services being rendered, fees being fixed or determinable and collectibility being reasonably assured. Where activities represent the culmination of a separate earnings process and verifiable evidence of the fair value of each element can be established, revenue is recognized as the activities are completed. When verifiable evidence of fair value cannot be established for each undelivered element, revenue is deferred until all elements have been delivered or until verifiable evidence of the fair value for any undelivered element can be determined. Where activities represent substantive continuing obligations and fair value cannot be determined, revenue is recognized over the service period using either a time-based or an activity-based proportional performance model as appropriate in the circumstance.

Nonrefundable upfront license payments, option and maintenance fees and milestone payments:

We enter into various collaborative agreements that generate nonrefundable upfront license payments, option and maintenance fees, and payments triggered by the achievement of development milestones by the other party or by us. When we have substantive continuing performance obligations under an arrangement, revenue is recognized using either a time-based or proportional performance-based approach. When we cannot estimate the total amount of performance obligations that are to be provided under the arrangement, a time-based method is used. Under the time-based method, revenue is recognized over the arrangement’s estimated performance period based on the elapsed time compared to the total estimated performance period. When we are able to estimate the total amount of performance obligations under the arrangement, revenue is recognized using a proportional performance model. Under this approach, revenue recognition is based on costs incurred to date compared to total expected costs to be incurred over the performance period as this is considered to be representative of the delivery of service under the arrangement. Changes in estimates of total expected performance costs or service obligation time period are accounted for prospectively as a change in estimate. Under both methods, revenue recognized at any point in time is limited to the amount of non-contingent payments received or due. Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Deferred revenue will be recognized as revenue in future periods when the applicable revenue recognition criteria have been met. When we have no substantive continuing performance obligations under an arrangement or when a substantive at-risk milestone payment reflecting the culmination of a separate earnings process is received, we recognize milestone payments as revenue upon achievement of the milestone event.

Research and development services:

We may also perform research and development activities on behalf of collaborative partners that are paid for by the collaborator. Revenue from research and development services is generally recognized as the service is provided. However, if the arrangement contains multiple delivery elements for which verifiable and objective evidence of fair value cannot be established for each element, payments for such services are recognized as revenue over the service period.

Royalties:

Revenues from royalties on third-party sales of licensed technologies are generally recognized in accordance with the contract terms when the royalties can be reliably determined and collectibility is reasonably assured. To date, we have not received significant royalty revenues.

We generally invoice our collaborators on a monthly or quarterly basis, or upon the completion of the effort, based on the terms of each agreement. Amounts earned, but not billed to a collaborator, if any, are included in accounts receivable in the accompanying consolidated balance sheets. Amounts received in excess of amounts recognized as revenue are included in deferred revenue in the accompanying consolidated balance sheets.

Investments.    Our investments are diversified among high-credit quality debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. Realized gains and losses and declines in value of investments judged to be other than temporary are included in investment income. To date, we have not deemed it necessary to record any charges related to other-than-temporary declines in the estimated fair values of our marketable debt securities. The fair value of our investments is subject to volatility. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results.

Accrued Expenses.    As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of services performed and the associated costs incurred for such services where we have not yet been invoiced or otherwise notified of actual cost. We make these estimates as of each balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses include fees paid to contract research organizations in conjunction with clinical trials, fees paid in conjunction with manufacturing clinical grade materials and professional service fees.

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

Research and Development.    Research and development expenses consist of salaries, benefits and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and outside service fees and facilities and overhead expenses for drug discovery and research, development activities, preclinical studies and clinical trial activities. Research and development activities are expensed as incurred. In-licensing fees, including milestones and maintenance fees, and other costs to acquire technologies that are utilized in research and development and that are not expected to have alternative future use are expensed when incurred. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognize this cost, based on a variety of factors, beginning with the preparation for the clinical trial and patient accrual into the clinical trial. This estimated cost includes payments for clinical trial site and patient-related costs, including laboratory costs related to the conduct of the trial, and other costs. Costs associated with activities performed under research and development co-development collaborations, net of reimbursement paid to and received from, are reflected in R&D expense.

Share-based Compensation.    We adopted the provisions of SFAS 123R effective January 1, 2006. As a result, we expense the fair value of share-based payment transactions in our consolidated financial statements. We adopted SFAS 123R using the modified prospective application method. We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates to be made by management, including the expected forfeiture rate and expected term of the options. Management also makes decisions regarding the method of calculating the expected stock price volatility and the risk free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. For additional information see Note 9 of the Notes to the Consolidated Financial Statements included in this Form 10-K.

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

Overview

We are a clinical-stage biotechnology company developing monoclonal antibody-based therapies for the treatment of cancer and autoimmune diseases. Our business strategy is focused on advancing our portfolio of product candidates in diseases with unmet medical need and significant market potential. We have a worldwide collaboration agreement with Genentech to develop and commercialize our product candidate SGN-40. In addition, we currently have two other proprietary product candidates in ongoing clinical trials, SGN-33 and SGN-35, as well as several lead preclinical product candidates, including SGN-70, SGN-75 and an anti-CD19 antibody-drug conjugate. Our pipeline of product candidates is based upon two technologies: engineered monoclonal antibodies and monoclonal antibody-drug conjugates, or ADCs. These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as to increase the potency of monoclonal antibodies by linking them to a cell-killing payload to form an ADC. In addition to our internal pipeline, we have ADC license agreements with a number of leading biotechnology and pharmaceutical companies, including Genentech, Bayer, CuraGen, Progenics and MedImmune, as well as an ADC co-development agreement with Agensys.

We do not currently have any commercial products for sale. All of our product candidates are in relatively early stages of development and significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of December 31, 2007, we had an accumulated deficit of $228.5 million. Over the next several years, we expect to incur substantial expenses as we continue to invest in research, development and manufacturing and move towards commercialization of our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds and resources. Our operating expenses will also likely increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards commercialization. We expect that a substantial portion of our revenues for the next several years will be the result of amortization of payments already received and expected to be received from Genentech under our SGN-40 collaboration agreement. Our revenues for the foreseeable future will also depend on achieving development and clinical milestones under our existing collaboration and license agreements, particularly our SGN-40 collaboration with Genentech, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Results of Operations

Years Ended December 31, 2007, 2006 and 2005

Revenues

Total revenues in 2007 increased by 124% to $22.4 million from 2006 and increased in 2006 by 3% to $10.0 million from 2005. Our revenues reflect amounts earned under our SGN-40 collaboration agreement in 2007 and for all years presented, the earned portion of technology access fees and milestone payments received under our ADC collaborations as well as funded research and material supply fees. Revenues are summarized by collaborator as follows:

Collaboration and license agreement revenues ($ in thousands)				Annual percentage change
	2007	2006	2005	2007/2006	2006/2005
Genentech	$17,397	$4,117	$4,926	323%	-16%
MedImmune	1,402	932	573	50%	63%
Progenics	1,383	1,621	401	-15%	304%
Bayer	852	929	805	-8%	15%
CuraGen	100	1,760	2,001	-94%	-12%
Other collaborations	1,286	646	1,051	99%	-39%

Total	$22,420	$10,005	$9,757	124%	3%

Revenue growth in 2007 is primarily the result of amounts earned under our SGN-40 collaboration with Genentech that was entered into in January 2007. Revenues in 2007 also reflect amounts earned under our ADC collaborations with Genentech, MedImmune and Progenics, which when combined with SGN-40 collaboration revenue, represent approximately $20.2 million, or 90%, of total collaboration and license agreement revenues. Revenues in 2006 consist primarily of amounts earned under our Genentech, CuraGen and Progenics ADC collaborations, which represent approximately $7.5 million, or 75%, of total collaboration and license agreement revenues. Similarly, revenues in 2005 consist primarily of amounts earned under our Genentech and CuraGen ADC collaborations, which represent approximately $6.9 million, or 71%, of total collaboration and license agreement revenues. These revenues will vary from year to year and from quarter to quarter depending on the development progress made by our collaborators with their product candidates. We anticipate that revenues in

2008 will increase compared to 2007 as a result of amounts earned under our SGN-40 collaboration with Genentech.

Genentech

We entered into an exclusive worldwide collaboration agreement with Genentech in January 2007 for the development and commercialization of SGN-40. Under the terms of the agreement, we received an upfront payment of $60 million and are entitled to receive progress-dependent milestone payments and royalties on net sales of any resulting products. In addition, SGN-40 research and development activities that we perform are reimbursed by Genentech. We received milestone payments of $16 million during the fourth quarter of 2007 triggered by the initiation of SGN-40 clinical trials. All amounts billed under the SGN-40 collaboration agreement are deferred and recognized as revenue over the six year development period ending February 2013 using a time-based method.

We entered into an ADC collaboration with Genentech in April 2002 under which we have received as of December 31, 2007 technology access fees totaling $12.2 million. This amount includes a fee of $4.5 million received in March 2007 to exercise exclusive licenses to specific targets and extend the research term under the ADC collaboration agreement. The $4.5 million payment, along with the remaining deferred portion of the previously received license fees received under the collaboration have been deferred and will be recognized over the extended three year research term of the collaboration using a time-based approach which continues until April 2010. We are entitled to receive additional progress-dependent milestones, annual maintenance fees and support fees as Genentech’s ADC product candidates progress through development and royalties on product sales.

Revenues under all agreements with Genentech in 2007 increased by $13.3 million, or 323%, primarily due to amounts earned under our SGN-40 collaboration agreement. Revenues received from Genentech in 2006 decreased by $809,000, or 16%, from 2005 reflecting lower milestone payments and funded research and supply fees earned during the year. A substantial portion of our deferred revenue balance, which totaled $83.7 million as of December 31, 2007, relates to our SGN-40 collaboration with Genentech and will be recognized into revenue through February 2013 commensurate with our remaining service period commitment pursuant to the collaboration.

MedImmune

We entered into an ADC collaboration agreement with MedImmune, a wholly-owned subsidiary of AstraZeneca, in April 2005 which included an upfront technology access fee of $2.0 million. This fee was recognized as revenue over the two year research period of the collaboration. In October 2007, MedImmune exercised its option to obtain an exclusive license to a second antigen target under the existing ADC collaboration. We received a $1.5 million payment from MedImmune as a result of the option exercise which will be recognized as revenue over a twelve month period commensurate with our remaining service period commitment under the agreement. Revenues increased by $470,000 in 2007 primarily attributable to increased material supply fees. Revenues increased by $359,000, or 63%, in 2006 primarily attributable to the earned portion of the upfront technology access fee. We are entitled to receive additional progress-dependent milestones, annual maintenance fees and support fees as MedImmune’s ADC product candidate progresses through development and royalties on product sales.

Progenics

We entered into an ADC collaboration agreement with PSMA Development Company, a wholly-owned subsidiary of Progenics, in June 2005 which included an upfront technology access fee of $2.0 million. This fee is being recognized as revenue over the three year research period of the collaboration. Revenues in 2007 decreased by $238,000, or 15%, reflecting lower funded research and material supply fees. Revenues increased by $1.2 million, or 304%, in 2006 and totaled $401,000 in 2005 reflecting the earned portion of the upfront technology access fee in each year. The increased revenues in 2006 also include funded research and material supply fees and milestone payments earned. We are entitled to receive additional progress-dependent milestones, annual maintenance fees and support fees as Progenics’ ADC product candidate progresses through development and royalties on product sales.

Bayer

We entered into an ADC collaboration agreement with Bayer in September 2004 which included an upfront technology access fee of $2.0 million. This fee was recognized as revenue over the three year research period of the collaboration. Revenues decreased by $77,000, or 8%, in 2007, reflecting completion of the recognition of the upfront technology access fee. Revenues increased by $124,000, or 15%, in 2006 primarily reflecting a full year of recognition of the upfront technology access fee as well as increased funded research and material supply fees. We are entitled to receive additional progress-dependent milestones and annual maintenance fees as Bayer’s ADC product candidate progresses through development and royalties on product sales.

CuraGen

We entered into an ADC collaboration agreement with CuraGen in June 2004 which included an upfront technology access fee of $2.0 million. This fee, along with additional access fees received, was recognized as revenue over the two year research period. Revenues in 2007 decreased by $1.7 million, or 94%, due to completion, in 2006, of recognition of the upfront technology access fee. Revenues in 2006 decreased by $241,000, or 12%, from 2005 reflecting the partial year recognition of the upfront technology access fee and included a milestone payment resulting from CuraGen’s initiation of clinical testing of its lead ADC product candidate utilizing our technology. We are entitled to receive additional progress-dependent milestones, annual maintenance fees and support fees as CuraGen’s ADC product candidates progress through development and royalties on product sales.

Other Collaborations

Other collaborations consist of collaborative agreements that have concluded, research agreements established to explore future business relationships and royalty payments from suppliers to which we have granted limited access to our technology under preferred provider agreements.

Research and development

Research and development expenses increased 62% to $64.8 million in 2007 from 2006 and increased 16% to $40.1 million in 2006 from 2005. Our research and development expenses are summarized as follows:

Research & development ($ in thousands)				Annual percentage change
	2007	2006	2005	2007/2006	2006/2005
Research	$14,915	$12,608	$12,527	18%	1%
Development and contract manufacturing	21,810	16,885	15,686	29%	8%
Clinical	22,759	7,586	6,458	200%	17%
Share-based compensation expense	5,344	3,057	12	75%	25,375%

Total	$64,828	$40,136	$34,683	62%	16%

Research expenses include, among other things, personnel, occupancy and laboratory expenses associated with the discovery and identification of new monoclonal antibodies and related technologies and the development of novel classes of stable linkers and potent cell-killing drugs. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies. Research expenses increased 18% to $14.9 million in 2007 from 2006 primarily due to higher personnel expenses, severance costs, license fees, laboratory supply and building-related service costs. Research expenses of $12.6 million in 2006 increased 1% from 2005, reflecting slightly higher personnel expenses and lower in-license fees paid to gain access to new technologies.

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

Development and contract manufacturing costs increased 29% to $21.8 million in 2007 from 2006 due to increased manufacturing activities, pharmacology/toxicology studies and compensation costs related to higher staffing levels. Manufacturing costs increased by $2.6 million in 2007 from 2006 reflecting continuing activities with Laureate Pharma for production of SGN-33 clinical supply. Pharmacology and toxicology study costs for SGN-70 and SGN-75 increased by $2.2 million in 2007 from 2006 reflecting increased preclinical study activities. Manufacturing costs decreased for SGN-70 by $545,000 in 2007 from 2006 reflecting the completion of manufacturing activities at Laureate Pharma. Pharmacology and toxicology costs for SGN-35 decreased by $707,000 in 2007 from 2006 due to the completion of toxicology studies in 2006.

Development and contract manufacturing costs increased 8% to $16.9 million in 2006 from 2005 primarily due to the timing of manufacturing campaigns. Contract manufacturing costs increased $2.6 million for SGN-70 and increased $1.2 million for SGN-33 in 2006 from 2005 primarily reflecting new activities with Laureate Pharma. Development and contract manufacturing expenses in 2006 also include increases in personnel expenses, lab supplies associated with higher staffing levels and depreciation expenses. Manufacturing costs decreased by $3.5 million for SGN-40 and decreased $1.3 million for SGN-35 in 2006 from 2005, reflecting the substantial completion during 2005 of activities with Abbott Laboratories for SGN-40 and Albany Molecular for SGN-35.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including principal investigator fees, clinical site expenses, clinical research organization charges and regulatory activities associated with conducting human clinical trials. Clinical costs increased 200% to $22.8 million in 2007 from 2006 due to expanded third party clinical trial costs associated with our SGN-40, SGN-33 and SGN-35 programs and compensation costs relating to increased staffing levels. The increases in 2007 clinical costs are partially offset by lower SGN-30 program costs in 2007 reflecting the substantial completion of company-sponsored clinical trials of SGN-30 during 2006. Clinical costs increased 17% to $7.6 million in 2006 from 2005 due to higher personnel expenses and third party costs associated with SGN-40 and SGN-33, which were partially offset by decreased third party costs due to the discontinuation of our SGN-15 program.

Share-based compensation expenses reflect the non-cash charge relating to the adoption of FAS 123R on January 1, 2006, under which the fair value of all employee share-based payments is charged to expense over the vesting period of the stock option. Share-based compensation expense increased 75% to $5.3 million in 2007 from 2006 primarily due to an increase in the value of the options granted due to an increase in our stock price. Non-cash share-based compensation expense in 2007 also includes a charge for accelerated vesting of stock options for employee severance.

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

Product candidates ($ in thousands)				Annual Percentage Change		(5 years) January 1, 2003 to December 31, 2007
	2007	2006	2005	2007/2006	2006/2005
SGN-33	$9,038	$1,764	$742	412%	138%	$11,544
SGN-40	8,615	1,705	4,400	405%	-61%	15,881
SGN-70	4,428	2,881	286	54%	907%	7,595
SGN-35	2,685	1,737	2,844	55%	-39%	10,658
SGN-30	960	1,545	1,749	-38%	-12%	20,095

Total third party costs	25,726	9,632	10,021	167%	-4%	65,773
Unallocated costs and overhead	33,758	27,447	24,650	23%	11%	123,853
Share-based compensation expense	5,344	3,057	12	75%	25,375%	9,157

Total research and development	$64,828	$40,136	$34,683	62%	16%	$198,783

Our third party costs for SGN-33 in 2007 and 2006 reflect costs associated with our phase I and II clinical studies and our manufacturing activities conducted by Laureate Pharma to perform GMP manufacturing of drug product to support clinical trials. We expect our third party costs for SGN-33 to increase from amounts incurred in 2007 as clinical activities expand and manufacturing activities continue. SGN-40 costs reflect increased enrollment in our ongoing phase I and II clinical trials and third party clinical costs in 2007 and 2006 and contract manufacturing costs incurred at Abbott Laboratories in 2005. Under our SGN-40 collaboration agreement, Genentech reimburses us for activities that we perform under the agreement, which have increased as we have expanded clinical development activities for SGN-40. Expenses that we incur under the SGN-40 collaboration are included in our research and development expense, while reimbursements of those expenses by Genentech are recognized as revenues over the term of the agreement. We expect third party costs associated with clinical trials of SGN-40 to increase as we continue to enroll patients and expand our SGN-40 phase I and II clinical trials. Our third party costs for SGN-70 in 2007 and 2006 included activities conducted by Laureate Pharma to perform scale-up and GMP manufacturing of drug product to support clinical trials and increased pharmacology/toxicology activities. We expect third party costs for SGN-70 to decrease from amounts incurred in 2007 as manufacturing and pharmacology/toxicology activities lessen. SGN-35 third party costs in 2007 are primarily attributable to our phase I clinical trial and contract manufacturing activities. SGN-35 third party costs in 2006 and 2005 are primarily attributable to contract manufacturing and preclinical studies necessary to initiate a phase I clinical trial. We expect third party costs for SGN-35 to increase as we expand our clinical trials and initiate additional contract manufacturing activities. SGN-30 third party costs are attributable to our phase I and phase II clinical trials. During 2006, we made a decision to cease company-sponsored clinical trials of SGN-30. The National Cancer Institute (NCI) continues to conduct limited clinical trials of SGN-30 which we have supported by providing supplies of clinical material. The majority of the costs for these trials will be incurred by the NCI and not reflected in our future financial results. As a result, we expect third party costs for SGN-30 to decrease from the amounts incurred in the preceding year.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our product candidates toward commercialization, the product candidates are tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

We anticipate that our research, development, contract manufacturing and clinical expenses will continue to grow in the foreseeable future as we expand our discovery and preclinical activities and advance new product candidates into clinical trials. In particular, we expect that clinical trial and manufacturing costs for SGN-40, SGN-33 and SGN-35 will increase in 2008 compared to 2007. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

General & administrative

General & administrative ($ in thousands)				Annual percentage change
	2007	2006	2005	2007/2006	2006/2005
General and administrative	$10,653	$8,397	$7,145	27%	18%
Share-based compensation expense	2,584	1,677	—	54%	NA %

Total	$13,237	$10,074	$7,145	31%	41%

General and administrative expenses increased to approximately $13.2 million in 2007, or 31% compared to approximately $10.1 million in 2006 and $7.1 million in 2005. General and administrative expenses, excluding share-based compensation expense, increased 27% in 2007 from 2006 and increased 18% in 2006 from 2005. In

2007, the increase was primarily attributable to compensation, recruiting and relocation costs related to higher staffing levels, professional service fees and patent and intellectual property costs. In 2006, the increase was primarily attributable to consulting fees, compensation costs, and professional service fees. Share-based compensation expense in 2007 and 2006 reflects non-cash charges related to the adoption of FAS 123R, under which the fair value of all employee share-based payments is charged to expense over the vesting period of the stock option. Share-based compensation expense increased 54% to $2.6 million in 2007 from 2006 primarily as a result of an increase in the value of the options granted due to an increase in our stock price during 2007. We anticipate that general and administrative expenses will continue to increase as a result of increased costs related to adding administrative personnel in support of our growing operations.

Investment income, net

Investment income, net ($ in thousands)				Annual percentage change
	2007	2006	2005	2007/2006	2006/2005
Total	$6,713	$4,190	$2,638	60%	59%

Investment income increased 60% to $6.7 million in 2007 from 2006 and increased 59% to $4.2 million in 2006 from 2005. In 2007, the increase was primarily due to increasing average interest yields and additional interest income received from investing payments received from Genentech under our SGN-40 collaboration. In 2006, the increase was primarily due to increasing average interest yields and additional interest income received from investing the net proceeds of approximately $43.1 million from our public offerings of common stock that were completed in April and May 2006. Although we will increase our invested funds as a result of our public offering completed in January 2008 with net proceeds to us of approximately $97.5 million, we expect investment income in 2008 to be below 2007 amounts reflecting lower expected average interest yields.

Liquidity and capital resources

	December 31,
Liquidity and capital resources	2007	2006	2005
Cash, cash equivalents and short-term and long-term investment securities	$129,584	$86,573	$79,207
Working capital	90,003	76,880	33,048
Stockholders’ equity	53,986	88,234	75,458

	Year ended December 31,
	2007	2006	2005
Cash provided by (used in):
Operating activities	$39,830	$(35,181)	$(25,472)
Investing activities	4,073	(10,761)	25,831
Financing activities	6,604	43,923	1,152

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

Our combined cash, cash equivalents and investment securities increased to $129.6 million at December 31, 2007, compared to $86.6 million at December 31, 2006 and $79.2 million at December 31, 2005. The increase in 2007 reflects $76 million received in upfront and milestone payments under our collaboration with Genentech and $4.5 million received from Genentech to extend its ADC collaboration with us. In 2007, we also received $6.6 million in proceeds from the exercise of stock options, the issuance of common stock under our employee stock purchase plan and warrant exercises. These cash inflows were offset by approximately $40.3 million used to finance our operations. The increase in 2006 was primarily the result of net proceeds of $43.1 million from our common stock financings, offset by $35.2 million used to finance our operations. Our working capital was $90.0 million at December 31, 2007, compared to $76.9 million at December 31, 2006 and $33.0 million at December 31, 2005. We have structured our investment portfolio to align scheduled maturities of investment securities with our working capital needs. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for investments in U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, auction-rate securities, commercial paper and money market accounts. We currently hold auction-rate securities valued at $14.5 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. As of December 31, 2007, the failed auction-rate securities carry “AAA” ratings and continue to pay interest according to the stated terms.

Based on our available cash, expected operating cash requirements, our belief that our holdings in auction-rate securities can be liquidated within one year through a successful auction or redemption at par and our ability and intent to hold such investments until liquidation, we believe that the current illiquidity of these investments is temporary. However, we will reassess this conclusion in future reporting periods based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors. Such a reassessment may change the classification to long-term investments or result in a conclusion that these investments are more than temporarily impaired and result in a write down in the fair value of these investments.

Included in cash provided by or used in investing activities are capital expenditures of $4.3 million in 2007 including expenditures for leasehold improvements, furniture and fixtures for our additional office space of approximately 24,800 square feet which we began occupying in December 2007. The increase in 2007 also included expenditures for lab equipment and computers to support our expanding research and development activities. Capital expenditures of $1.7 million in 2006 and $1.4 million in 2005 consisted primarily of lab equipment and computers and related information systems in support of our research and development activities and in support of employee growth. We expect that our 2008 capital expenditures will decrease compared to 2007 reflecting lower leasehold improvements.

At our currently planned spending rate, we believe our current financial resources in addition to the expected fees and milestone payments earned under the SGN-40 collaboration agreement with Genentech and other existing collaboration and license agreements will be sufficient to fund our operations into the second half of 2010. However, changes in our spending rate may occur that would consume available capital resources sooner, such as increased manufacturing and clinical trial expenses preceding commercialization of a product candidate. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, public or private equity or debt financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or us. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs, which may adversely affect our business and operations.

In 2008, we expect our revenues to range from $27 million to $30 million, which reflects the earned portion of the deferred revenue and milestone payments and funded research payments expected to be received from Genentech, as well as revenues earned under our existing ADC collaborations. We anticipate that our research, development, contract manufacturing and clinical expenses will continue to grow in the foreseeable future as we expand our discovery and preclinical activities and advance new product candidates into clinical trials. In 2008, we expect our operating expenses to range from $95 million to $110 million. In particular, we expect that clinical trial costs for SGN-40, SGN-33 and SGN-35 and manufacturing costs for SGN-33 and SGN-35 will increase in 2008 compared to 2007. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial. We expect that non-cash expenses in 2008 will be in the $12 million to $15 million range, the majority of which relates to share-based compensation expense. This estimate is based on a number of assumptions, including future stock prices and the number and timing of option grants, and may therefore change. We expect that net cash used to fund our operating activities in 2008 will be in the range of $55 million to $65 million. Certain external factors may influence our cash spending including the cost of filing and enforcing patent claims and other intellectual property rights, competing technological and market developments and the progress of our collaborators.

Some of our manufacturing, license and collaboration agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones and the payment of royalties based on commercial product sales. We do not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years. The amounts set forth below for any given year could be substantially higher if we make certain development progress that requires us to make milestone payments or if we receive regulatory approvals or achieve commercial sales and are required to pay royalties earlier than anticipated.

The following are our future minimum contractual commitments for the periods subsequent to December 31, 2007 (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Operating leases	$12,417	$2,633	$2,691	$2,724	$1,370	$420	$2,579
Manufacturing, license and collaboration agreements	8,399	7,769	205	210	215	—	—
Tenant improvements, furnishings and other equipment	767	767	—	—	—	—	—

Total	$21,583	$11,169	$2,896	$2,934	$1,585	$420	$2,579

Operating lease obligations do not assume the exercise by us of any termination or extension options. The minimum payments under manufacturing, license and collaboration agreements primarily represent contractual obligations related to performing scale-up and GMP manufacturing for monoclonal antibody and ADC products for use in our clinical trials, including our contract manufacturing agreement with Laureate Pharma. The minimum payments under tenant improvements, furnishings and other equipment primarily represent obligations in support of our expansion into our new building lease for additional office space. The above table excludes royalties and payments of up to approximately $9.5 million in potential future milestone payments to third parties under manufacturing, license and collaboration agreements for our current development programs, which generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable with respect to timing, such contingent payments have not been included in the above table and will not be included until the event triggering such payment has occurred.

As part of the terms of our office and laboratory lease, we have pledged approximately $486,000 of our investments and the majority of our property and equipment as collateral under the lease. These investment securities are restricted as to withdrawal and are managed by a third party. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we are obligated to increase our restricted investment balance to approximately $3.4 million. At December 31, 2007, we were in compliance with these thresholds.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In accordance with our investment policy, we do not have any derivative financial instruments in our investment portfolio. We invest in high quality interest-bearing instruments consisting of U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, auction rate securities, commercial paper and money market accounts. Such securities are subject to interest rate risk and will rise and fall in value if market interest rates change; however, we do not expect any material loss from such interest rate changes.

Item 8. Financial Statements and Supplementary Data.

Seattle Genetics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Seattle Genetics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Seattle Genetics, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 10, 2008

Seattle Genetics, Inc.

Consolidated Balance Sheets

(In thousands)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$59,644	$9,137
Short-term investments	51,717	73,450
Interest receivable	758	539
Accounts receivable	5,988	898
Prepaid expenses and other	1,244	1,405

Total current assets	119,351	85,429
Property and equipment, net	10,294	7,794
Long-term investments	18,223	3,986
Other non-current assets	662	486

Total assets	$148,530	$97,695

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$10,475	$5,389
Current portion of deferred revenue	18,873	3,160

Total current liabilities	29,348	8,549

Long-term liabilities
Deferred rent	410	513
Deferred revenue, less current portion	64,786	399

Total long-term liabilities	65,196	912

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, 1,500,000 shares issued and outstanding at December 31, 2006	—	2
Common stock, $0.001 par value, 100,000,000 shares authorized; 67,524,182 shares issued and outstanding at December 31, 2007 and 51,029,542 shares issued and outstanding at December 31, 2006	68	51
Additional paid-in capital	282,324	267,807
Accumulated other comprehensive gain (loss)	115	(37)
Accumulated deficit	(228,521)	(179,589)

Total stockholders’ equity	53,986	88,234

Total liabilities and stockholders’ equity	$148,530	$97,695

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues from collaboration and license agreements	$22,420	$10,005	$9,757

Operating expenses
Research and development	64,828	40,136	34,683
General and administrative	13,237	10,074	7,145

Total operating expenses	78,065	50,210	41,828

Loss from operations	(55,645)	(40,205)	(32,071)
Investment income, net	6,713	4,190	2,638

Net loss	$(48,932)	$(36,015)	$(29,433)

Net loss per share—basic and diluted	$(0.80)	$(0.74)	$(0.70)

Shares used in computation of net loss per share—basic and diluted	61,293	48,659	42,238

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred Stock		Common Stock		Additional paid-in capital	Deferred stock compensation	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2004	1,500	2	41,984	42	217,995	—	(114,141)	(65)	103,833
Net loss	—	—	—	—	—	—	(29,433)	—	(29,433)
Unrealized loss, net of reclassification adjustment	—	—	—	—	—	—	—	(106)	(106)

Total comprehensive loss	—	—	—	—	—	—	—	—	(29,539)
Issuance of common stock for employee stock purchase plan	—	—	98	—	400	—	—	—	400
Stock option exercises	—	—	298	—	752	—	—	—	752
Share-based compensation	—	—	—	—	12	—	—	—	12

Balances at December 31, 2005	1,500	2	42,380	42	219,159	—	(143,574)	(171)	75,458

Net loss	—	—	—	—	—	—	(36,015)	—	(36,015)
Unrealized gain, net of reclassification adjustment	—	—	—	—	—	—	—	134	134

Comprehensive loss	—	—	—	—	—	—	—	—	(35,881)
Public offering (net of issuance costs of $229)	—	—	7,300	7	37,212	—	—	—	37,219
Issuance of common stock to entities affiliated with Baker Brothers Investments	—	—	1,129	1	5,926	—	—	—	5,927
Issuance of common stock for employee stock purchase plan	—	—	97	—	391	—	—	—	391
Stock option exercises	—	—	124	1	385	—	—	—	386
Share-based compensation	—	—	—	—	4,734	—	—	—	4,734

Balances at December 31, 2006	1,500	$2	51,030	$51	$267,807	$—	$(179,589)	$(37)	$88,234

Net loss	—	—	—	—	—	—	(48,932)	—	(48,932)
Unrealized gain, net of reclassification adjustment	—	—	—	—	—	—	—	152	152

Comprehensive loss	—	—	—	—	—	—	—	—	(48,780)
Issuance of common stock for employee stock purchase plan	—	—	147	—	532	—	—	—	532
Stock option exercises	—	—	1,222	2	5,289	—	—	—	5,291
Warrant exercises	—	—	125	—	781	—	—	—	781
Conversion of Preferred Series A into common stock	(1,500)	(2)	15,000	15	(13)	—	—	—	—
Share-based compensation	—	—	—	—	7,928	—	—	—	7,928

Balances at December 31, 2007	—	$—	67,524	$68	$282,324	$—	$(228,521)	$115	$53,986

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(48,932)	$(36,015)	$(29,433)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	7,928	4,734	12
Depreciation and amortization	2,548	2,418	2,333
Realized losses and amortization on investments	(707)	(51)	1,235
Deferred rent	(39)	—	41
Changes in operating assets and liabilities
Interest receivable	(219)	139	140
Accounts receivable	(5,090)	(215)	794
Prepaid expenses and other	(14)	(1,091)	162
Accounts payable and accrued liabilities	4,255	344	230
Deferred revenue	80,100	(5,444)	(986)

Net cash provided by (used in) operating activities	39,830	(35,181)	(25,472)

Investing activities
Purchases of securities available for sale	(185,917)	(118,171)	(38,025)
Proceeds from maturities of securities available for sale	190,023	78,196	64,980
Proceeds from sales of securities available for sale	4,250	30,894	278
Purchases of property and equipment	(4,283)	(1,680)	(1,402)

Net cash provided by (used in) investing activities	4,073	(10,761)	25,831

Financing activities
Net proceeds from issuance of common stock	—	43,146	—
Proceeds from exercise of options and warrants to purchase common stock	6,604	777	1,152

Net cash provided by financing activities	6,604	43,923	1,152

Net increase (decrease) in cash and cash equivalents	50,507	(2,019)	1,511
Cash and cash equivalents, at beginning of period	9,137	11,156	9,645

Cash and cash equivalents, at end of period	$59,644	$9,137	$11,156

Supplemental disclosures
Non-cash investing and financing activities
Property and equipment purchase costs accrued	$767	$66	$44

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements

1. Nature of business and summary of significant accounting policies

Nature of business and basis of presentation

The accompanying consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiary, Seattle Genetics UK, Ltd. (collectively “Seattle Genetics” or the “Company”). The Company is a clinical-stage biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for the treatment of cancer and autoimmune diseases. The Company’s pipeline of product candidates is based upon two technologies: engineered monoclonal antibodies and antibody-drug conjugates, or ADCs. The Company genetically engineers its antibodies to reduce non-human protein sequences, thereby lowering the potential for patients to develop a neutralizing immune response and extending the duration of their use in therapy. The Company also empowers antibodies by attaching them through stable linkers to highly-potent, cell-killing drugs to form ADCs. The resulting ADCs are designed to be stable in the bloodstream but to release their drug payloads once internalized within tumor cells, thereby increasing antitumor activity and minimizing normal tissue toxicity. The Company operates in a single reporting segment for the development of pharmaceutical products on its own behalf or in collaboration with others.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to combine amounts previously disclosed separately to conform to classifications used in the current year. These reclassifications have no impact on net loss, stockholders equity or cash flows as previously reported.

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

Investments

Short-term and long-term investments consist of corporate notes, government agencies, auction rate securities and taxable municipal bonds. Marketable debt securities are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies its securities as available-for-sale, which are reported at estimated fair value (see Note 2, “Investments,” below) with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Investments in securities with maturities of less than one year at the date of acquisition, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

If the estimated fair value of a security is below its carrying value, the Company evaluates whether it has the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. Other-than-temporary declines in estimated fair value of all marketable securities are charged to investment income. The Company has not deemed it necessary to record any charges related to other-than-temporary declines in the estimated fair values of its marketable debt securities.

Realized gains, realized losses and declines in value of securities judged to be other than temporary, are included in investment income. Cost of investments for purposes of computing realized and unrealized gains and losses are based on the specific identification method. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization of premiums and accretion of discounts are included in investment income, net. Interest and dividends on all securities are included in investment income.

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Years
Laboratory equipment	5
Furniture and fixtures	5
Computers, software and office equipment	3

Leasehold improvements are amortized over the shorter of the term of the applicable lease or the estimated useful life of the asset. Gains and losses from the disposal of property and equipment are reflected in the consolidated statement of operations at the time of disposition and have not been significant. Expenditures for additions and improvements to the Company’s facilities are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Concessions received by the Company in connection with leases are deferred and recognized as a reduction in rent expense over the term of the applicable lease.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2007.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101), as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), and Emerging Issues Task Force Issue No. 00-21, “Revenue Agreements with Multiple Deliverables” (EITF No. 00-21). Many of the Company’s agreements contain multiple revenue elements including upfront payments, license fees, milestone payments, royalties, maintenance fees and payments for the delivery of supplies or services provided. Each agreement may contain some or all of these

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

elements. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized.

Revenue recognition is predicated upon persuasive evidence of an agreement existing, delivery of materials occurring or services being rendered, fees being fixed or determinable, and collectibility being reasonably assured. Where activities represent the culmination of a separate earnings process and verifiable evidence of the fair value of each element can be established, revenue is recognized as the activities are completed. When verifiable evidence of fair value cannot be established for any undelivered element, revenue is deferred until all elements have been delivered or until verifiable evidence of the fair value for any undelivered element can be determined. Where activities represent substantive continuing obligations and fair value cannot be determined, revenue is recognized over the service period using either a time-based or an activity-based proportional performance model as appropriate in the circumstance.

Nonrefundable upfront license payments, option and maintenance fees and milestone payments:

The Company has entered into various collaborative agreements that generate nonrefundable upfront license payments, option and maintenance fees and payments triggered by the achievement of development milestones by the other party or by the Company. When the Company has substantive continuing performance obligations under an arrangement, revenue is recognized using either a time-based or proportional performance-based approach. When the Company cannot estimate the total amount of performance obligations that are to be provided under the arrangement, a time-based method is used. Under the time-based method, revenue is recognized over the arrangement’s estimated performance period based on the elapsed time compared to the total estimated performance period. When the Company is able to estimate the total amount of performance obligations under the arrangement, revenue is recognized using a proportional performance model. Under this approach, revenue recognition is based on costs incurred to date compared to total expected costs to be incurred over the performance period as this is considered to be representative of the delivery of service under the arrangement. Changes in estimates of total expected performance costs or service obligation time period are accounted for prospectively as a change in estimate. Under both methods, revenue recognized at any point in time is limited to the amount of non-contingent payments received or due. When the Company has no substantive continuing performance obligations under an arrangement or when a substantive at-risk milestone payment reflecting the culmination of a separate earnings process is received, the Company recognizes milestone payments as revenue upon achievement of the milestone event.

Research and development services:

The Company may also perform research and development activities on behalf of collaborative partners that are paid for by the collaborator. Revenue from research and development services is generally recognized as the service is provided. However, if the arrangement contains multiple delivery elements for which verifiable and objective evidence of fair value cannot be established for each element, payments for such services are recognized as revenue over the service period. Shipping and handling cost associated with amounts billed to a customer are recorded as operating expenses of the Company.

Royalties:

Revenues from royalties on third-party sales of licensed technologies are generally recognized in accordance with the contract terms when the royalties can be reliably determined and collectibility is reasonably assured. To date, the Company has not received significant royalty revenues.

The Company generally invoices its collaborator on a monthly or quarterly basis, or upon the completion of the effort, based on the terms of each agreement. Amounts earned, but not billed to the collaborator, if any, are

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

included in accounts receivable in the accompanying consolidated balance sheets. Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Deferred revenue will be recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

Research and development expenses

Research and development, or R&D, expenses consist of salaries, benefits and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and outside service fees and facilities and overhead expenses for drug discovery and research, development activities, preclinical studies and clinical trial activities. R&D activities are expensed as incurred. In-licensing fees, including milestones and maintenance fees, and other costs to acquire technologies that are utilized in R&D and that are not expected to have alternative future use are expensed when incurred. Costs associated with activities performed under R&D co-development collaborations, net of reimbursement paid to and received from, are reflected in R&D expense.

Fair value of financial instruments

The recorded amounts of certain financial instruments, including cash and cash equivalents, interest receivable, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Short-term and long-term investments that are classified as available-for-sale are recorded at fair value, generally determined by quoted market prices. In the event that a quoted market price is unavailable, the Company may use a variety of pricing techniques, including, but not limited to, discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Given the lack of quoted market prices for the auction rate securities that we hold, the Company determined their fair value by using a probability-weighted discounted cash flow analysis that relied upon certain estimates, including the probability-weighted term to settle and the discount rates applied to future cash flows (see Note 2, “Investments,” below). Significant judgment is required in determining the fair value of the auction rate securities that the Company holds.

Concentration of credit risk

Cash, cash equivalents and investments are invested in deposits with major banking and brokerage firms. The Company has not experienced any significant losses on its deposits of cash, cash equivalents and investments as a result of credit risk concentration. The Company invests its excess cash in accordance with its investment policy that is reviewed periodically to minimize credit risk.

Major customers

Three customers under the Company’s collaboration and related agreements accounted for 90% of total revenues in 2007 and 75% of total revenues in 2006. Two customers accounted for 71% of total revenues in 2005. One customer accounted for 92% of accounts receivable at December 31, 2007 and two customers accounted for 96% of accounts receivable at December 31, 2006.

Major suppliers

The use of a few major contract manufacturers to supply drug products to conduct the Company’s clinical trials creates a concentration of risk for the Company. The Company has contracted with Abbott Laboratories for drug supply of SGN-40 and the antibody component of SGN-35. For drug supply of SGN-33, SGN-70 and the antibody component of SGN-75, the Company has contracted with Laureate Pharma. The Company also contracts with Albany Molecular and SAFC to supply the Company with drug-linker for its ADC product candidates and NPIL Pharma to perform conjugation of the drug-linker to the antibody. While primarily one

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

source of supply is utilized for each drug product, other sources are available should the Company need to change suppliers. A change in suppliers, however, could cause a delay in delivery of drug product and may result in the delay or suspension of clinical trials and adversely affect the Company’s operating results.

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

Share-based compensation

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

The Company adopted FAS 123R using the modified prospective method. Under this transition method, share-based compensation expense for the years ended December 31, 2006 and 2007 include: (a) compensation related to stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123; (b) compensation related to stock options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R; and (c) compensation related to the Company’s employee stock purchase plan. In accordance with the modified prospective method, the results period prior to adoption of FAS 123R were not restated.

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

The Company’s adoption of FAS 123R requires the Company to determine the amount of eligible windfall tax benefits created if the deduction for tax purposes exceeds the share-based compensation recognized in the consolidated financial statements (the pool of windfall tax benefits) that are available on the adoption date. The pool of windfall tax benefits are used to offset future shortfalls, where the tax deduction is less than the share-based compensation recognized. The Company has elected to calculate its historical pool of windfall tax benefits (i.e., the amount that would have accumulated as of the adoption date of FAS 123R) using the “short-cut method.” Subsequent to the adoption of FAS 123R, the Company will continue to track the balance of the pool of windfall tax benefits based on windfalls or shortfalls incurred after the adoption date.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company will adopt SFAS 159 as of January 1, 2008. The Company does not expect to have any newly eligible financial instruments for which it intends to elect the fair value method of accounting.

EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.” EITF 07-1 will require the Company to disclose the nature and purpose of its collaborative arrangements in the annual financial statements, its rights and obligations under the collaborative arrangements, the stage of the underlying endeavor’s life cycle, the Company’s accounting policies for the arrangements and the income statement classification and amount of significant financial-statement amounts related to the collaborative arrangements. EITF 07-1 will be effective for fiscal years beginning after

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

December 15, 2008 and will require the Company to apply this Issue as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date. The Company is currently assessing the impact of EITF 07-1 on its results of operations, cash flows and financial condition.

EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be capitalized and recognized as expense as the related goods are delivered or the related services are performed. The Company will prospectively adopt EITF 07-3 on January 1, 2008 which will impact the timing of expense recognition for payments made after December 31, 2007.

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

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Years Ended December 31,
	2007	2006	2005
Convertible preferred stock	5,380	15,000	15,000
Warrants to purchase common stock	2,018	2,050	2,050
Options to purchase common stock	7,085	5,922	4,977

Total	14,483	22,972	22,027

In January and February 2007, holders of the Company’s Series A Convertible Preferred stock converted an aggregate of 571,500 shares of preferred stock into 5,715,000 shares of common stock. In July 2007, the Company exercised its right to convert all remaining 928,500 shares of outstanding Series A Convertible Preferred Stock into 9,285,000 shares of common stock in accordance with the terms of the Certificate of Designations of Series A Convertible Preferred Stock.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Investments

Investments consist of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
U.S. corporate obligations	$37,601	$53	$(23)	$37,631
Auction Rate Securities	14,450	2	—	14,452
U.S. government and agencies	7,996	7	(1)	8,002
U.S. municipal bonds	10,265	77	—	10,342

Total	$70,312	$139	$(24)	$70,427

Contractual Maturities
Due in one year or less	$37,728			$37,752
Due in one to three years	18,134			18,223
Due in 2017	14,450			14,452

Total	$70,312			$70,427

December 31, 2006
U.S. corporate obligations	$68,917	$8	$(44)	$68,881
U.S. government and agencies	6,337	—	(3)	6,334
U.S. municipal bonds	2,706	1	—	2,707

Total	$77,960	$9	$(47)	$77,922

Contractual Maturities
Due in one year or less	$73,960			$73,936
Due in one to three years	4,000			3,986

Total	$77,960			$77,922

Investments are presented in the accompanying balance sheet as follows (in thousands):

	December 31,
	2007	2006
Short-term investments	$51,717	$73,450
Long-term investments	18,223	3,986
Restricted investments	487	486

Total	$70,427	$77,922

Auction rate securities, or ARS, generally have stated final maturities in excess of one year, but are subject to interest rate resets and sale over a time period of 35 days or less. Investments in auction rate securities are available to fund current operations and are therefore classified as short-term investments in the accompanying financial statements. Investments in ARS valued at $14.5 million as of December 31, 2007 have failed at auction. As a result of the failed auctions, the investment is currently illiquid and the interest rate on those investments is no longer determined by auction, but is set at the London Interbank Offering Rate plus 50 basis points according to the terms of the issue. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. As of December 31, 2007, the failed ARS carry “AAA” ratings and continue to pay interest according to the stated terms. Due to the absence of

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

performing auctions, ARS are presented as of December 31, 2007 at fair value which is based on a probability-weighted discounted cash flow analysis that relied upon certain estimates, including the probability-weighted term to settle and the discount rates applied to future cash flows. Based on the Company’s available cash, expected operating cash requirements, its belief that its holdings in ARS can be liquidated within one year through a successful auction or redemption at par and its ability and intent to hold such investments until liquidation, the Company believes that the current illiquidity of these investments is temporary. However, the Company will reassess this conclusion in future reporting periods based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors. Such a reassessment may change the classification to long-term investments or result in a conclusion that these investments are more than temporarily impaired and result in a write down in the fair value of these investments.

The Company has determined that unrealized losses are temporary and insignificant as the extent of the decline, in both dollars and percentage of cost, and the Company has the ability and intent to hold its investments until it recovers at least substantially all of the cost of the investment. As of December 31, 2007, the period of continuous unrealized losses is less than twelve months.

3. Property and equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Leasehold improvements	$10,015	$7,640
Laboratory equipment	7,686	6,627
Computers and office equipment	2,488	1,636
Furniture and fixtures	1,909	1,265

	22,098	17,168
Less: accumulated depreciation and amortization	(11,804)	(9,374)

Total	$10,294	$7,794

The Company has pledged a substantial portion of its property and equipment as collateral against certain obligations under the lease agreement related to its primary office and laboratory facility.

4. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Compensation and benefits	$3,521	$2,054
Clinical trial costs	3,258	995
Trade accounts payable	2,678	1,329
Contract manufacturing	746	807
Franchise and local taxes	272	204

Total	$10,475	$5,389

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Income taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. Because of the Company’s historical net operating losses, it has not been subject to income taxes since its inception and the Company had no material unrecognized tax benefits as of December 31, 2007. As a result, the adoption of FIN 48 had no impact on the Company’s financial statements.

The Company’s deferred tax assets primarily consist of net operating loss carryforwards, capitalized research and development expense and research and development tax credit carryforwards. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. At December 31, 2007, the Company has net operating loss, or NOL, carryforwards of $127.5 million expiring from 2018 to 2027 if not utilized and R&D credit carryforwards of $8.3 million expiring from 2019 to 2027. Approximately $4.4 million of the net operating loss carryforwards result from stock option deductions which, when and if realized, would result in a credit to stockholders’ equity.

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as amended. The Company has performed an ownership analysis as of December 2006 which identified certain ownership changes under Section 382. Based upon this analysis, substantially all of the Company’s NOL carryforwards as of December 31, 2006 have, or are expected to, become available to offset taxable income. The Company has not performed a change in ownership analysis for any period subsequent to December 31, 2006; however, it is possible that there has been a change in ownership, which would limit the amount of NOL available to be used in the future. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.

Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. Tax years 1998 to 2007 remain subject to future examination for federal income taxes.

The Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets
Net operating loss carryforwards	$43,329	$31,650
Capitalized research and development	27,481	21,356
Research and development credit carryforwards	8,334	6,411
Deferred revenue	314	1,004
Share-based compensation	1,645	2,057
Depreciation and amortization	890	720
Other	847	665

Total deferred tax assets	82,840	63,863
Less: Valuation allowance	(82,840)	(63,863)

Net deferred tax assets	$—	$—

Increases in the valuation allowance were $19.0 million in 2007, $12.6 million in 2006 and $11.3 million in 2005.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Year ended December 31,
	2007	2006	2005
Statutory federal income tax rate	(34)%	(34)%	(34)%
Research and development tax credits	(4)	(4)	(4)
Other	(1)	3	—
Valuation allowance	39	35	38
Effective tax rate	0%	0%	0%

The Company does not anticipate any significant changes to its unrecognized tax positions or benefits during the next twelve months.

6. Collaboration, license, manufacturing and other agreements

The Company has entered into various product, collaboration and license agreements with pharmaceutical and biotechnology companies. Revenues recognized under these agreements were as follows.

	Year ended December 31,
	2007	2006	2005
Genentech	$17,397	$4,117	$4,926
MedImmune	1,402	932	573
Progenics	1,383	1,621	401
Bayer	852	929	805
CuraGen	100	1,760	2,001
Other collaborations	1,286	646	1,051

Collaborations and license agreements	$22,420	$10,005	$9,757

SGN-40 product collaboration

In January 2007, the Company entered into a collaboration agreement with Genentech for the development and commercialization of SGN-40. Under the terms of the agreement, the Company received an upfront payment of $60 million, and is entitled to receive potential milestone payments exceeding $800 million and royalties on annual net sales of SGN-40. Milestone payments of $20 million are committed to be paid by Genentech during the first two years of the collaboration, of which $16 million was received by the Company during 2007. Genentech also funds ongoing research, development, manufacturing and commercialization costs for SGN-40 under the collaboration. The Company will conduct certain phase I and phase II clinical trials and other development activities for SGN-40 over a six year development period, the costs of which will be reimbursed by Genentech. The Company also has an option to co-promote SGN-40 in the United States.

The Company initially licensed its anti-CD40 program to Genentech in June 1999. In March 2003, the Company entered into license agreements with Genentech providing for the return of the rights relating to the anti-CD40 program to the Company as well as a license under Genentech’s Cabilly patent covering the recombinant expression of antibodies. As a result of the 2007 collaboration agreement, all milestone and royalty obligations of the Company pursuant to the previous license agreements were waived.

Payments received from Genentech, consisting of the upfront payment, milestone payments and payments for services provided by the Company to Genentech under this agreement, are being recognized as revenue over the six year development period of the agreement using a time-based method.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

ADC collaboration agreements

Genentech

In April 2002, the Company entered into an ADC collaboration with Genentech. Upon entering into the multi-year agreement, Genentech paid a $2.5 million upfront fee to the Company and purchased $3.5 million of the Company’s common stock in a private placement. The $2.5 million fee was deferred and recognized as revenue over the 60 month research term pursuant to the ADC collaboration agreement. Under the collaboration, Genentech pays the Company research fees for assistance with development of ADCs. Genentech also pays technology access fees and has agreed to pay progress-dependent milestone payments and royalties on net sales of any resulting products. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration.

In December 2003, Genentech designated additional targets under the ADC collaboration agreement, triggering the payment of an additional $3.0 million fee and the Company’s exercise of its right to sell $7.0 million of its common stock to Genentech. The $3.0 million fee, reduced by a $669,000 excess of the purchase price paid by Genentech for the common stock over market price on the date of closing, was deferred and recognized as revenue over the then remaining 40 month research term pursuant to the ADC collaboration agreement.

In November 2004, Genentech designated additional targets under the ADC collaboration agreement, triggering the payment of an additional $1.6 million fee. This fee has been deferred and is being recognized as revenue over the then remaining 30 month term of the research period under the original collaboration agreement.

During 2005, 2006 and 2007, the Company also received fees and milestone payments under development agreements with Genentech related to process development and manufacturing of ADC product candidates. Revenues for each period presented reflect the earned portion of upfront payments, milestones, and material supply and service fees under these agreements, including certain at-risk milestones that were recognized as incurred as the Company had no further obligations.

In March 2007, Genentech paid the Company $4.5 million to exercise exclusive licenses to specific targets and extend the research term under the ADC collaboration agreement. The $4.5 million payment, along with the remaining deferred portion of the previously received license fees received under the collaboration, have been deferred and will be recognized over the three year extended research term of the collaboration using a time-based approach.

MedImmune

In April 2005, the Company entered into an ADC collaboration with MedImmune, now a wholly-owned subsidiary of AstraZeneca. Under this agreement, MedImmune paid an upfront fee of $2.0 million for rights to utilize the Company’s ADC technology against a single tumor target. The upfront fee was recognized as revenue over the two year research period of the collaboration. Under the terms of the collaboration, MedImmune has agreed to make progress-dependent milestone payments and pay royalties on net sales of any resulting ADC products. MedImmune is responsible for research, product development, manufacturing and commercialization of all products under the collaboration. The Company may receive material supply and annual maintenance fees as well as research support payments for any assistance provided to MedImmune in developing ADC products.

In October 2007, MedImmune exercised its option to obtain an exclusive license to a second antigen target under the existing ADC collaboration with the Company. The Company received a $1.5 million payment from MedImmune as a result of the exercise which will be recognized as revenue over a twelve month period commensurate with the remaining service period under the agreement.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Progenics

In June 2005, the Company entered into an ADC collaboration with PSMA Development Company, now a wholly-owned subsidiary of Progenics. The collaboration provides Progenics with rights to utilize the Company’s ADC technology with Progenic’s fully human monoclonal antibodies that target prostate-specific membrane antigen, or PSMA. Under the terms of the collaboration, the Company received a $2.0 million upfront fee which is being recognized as revenue over the three year research period of the collaboration. Progenics has also agreed to make progress-dependent milestone payments and pay royalties on net sales of resulting ADC products. Progenics is responsible for research, product development, manufacturing and commercialization of all products under the collaboration. The Company may also receive material supply and annual maintenance fees as well as research support payments for any assistance provided to Progenics in developing ADC products.

Bayer

In September 2004, the Company entered into an ADC collaboration with Bayer. Under the terms of the multi-year agreement, Bayer paid the Company an upfront fee of $2.0 million for an exclusive license to the Company’s ADC technology for a single antigen. The upfront fee was recognized as revenue over the three year research period of the agreement. Bayer pays material supply and research support fees for any assistance provided by the Company in developing ADC products, as well as annual maintenance fees. The material supply and research support fees are recognized as the activities are performed and the maintenance fees are recognized over the applicable maintenance period. Bayer is responsible for research, product development, manufacturing and commercialization of all products under the collaboration and may make progress-dependent milestone payments and pay royalties on net sales of resulting ADC products. As the Company has no substantive continuing performance obligations under this agreement, progress dependent milestones will be recognized to revenue as the milestones are achieved.

CuraGen

In June 2004, the Company entered into an ADC collaboration with CuraGen, which paid the Company an upfront fee of $2.0 million for an exclusive license to the Company’s ADC technology for a single antigen. In February 2005, CuraGen paid the Company an additional fee to exercise an option for an exclusive license to the Company’s ADC technology for a second antigen under the parties’ existing collaboration agreement. These fees were recognized as revenue over the two year research period of the agreement. CuraGen also paid material supply and research support fees for any assistance provided by the Company in developing ADC products, as well as annual maintenance fees. The material supply and research support fees were recognized as revenue as the activities were performed and maintenance fees received are recognized as revenue over the maintenance period. CuraGen is responsible for research, product development, manufacturing and commercialization of all products under the collaboration and may make progress-dependent milestone payments and pay royalties on net sales of resulting ADC products. As the Company has no substantive continuing performance obligations under this agreement, progress dependent milestones are recognized to revenue as the milestones are achieved.

In June 2006, CuraGen initiated a phase I clinical trial of CR011, an ADC for the treatment of metastatic melanoma, triggering a milestone payment to the Company which was recognized as revenue as a substantive progress-dependent milestone payment.

Co-development agreement

Agensys

In January 2007, the Company entered into an agreement with Agensys, now a wholly-owned subsidiary of Astellas, to jointly research, develop and commercialize ADCs for cancer. The collaboration encompasses combinations of the Company’s ADC technology with antibodies developed by Agensys to proprietary cancer targets. Under the terms of the multi-year agreement, Agensys and the Company will jointly screen and select

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

ADC product candidates to an initial target that has already been selected, co-fund all development and commercialization costs and share equally in any profits. Agensys will also conduct further preclinical studies aimed at identifying ADC product candidates to up to three additional targets. The Company has the right to exercise a co-development option for one of these additional ADC product candidates upon filing of an IND, and Agensys will have the right to develop and commercialize the other two ADC product candidates on its own, subject to paying the Company fees, milestones and royalties. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. Costs associated with activities performed under this collaboration, net of reimbursement paid to and received from Agensys, are included in research and development expense in the accompanying consolidated statement of operations.

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

In April 2005, the Company entered into a license agreement with PDL BioPharma for exclusive rights to PDL BioPharma’s anti-CD33 program, which is the basis for the Company’s SGN-33 product candidate, for both unconjugated antibody and ADC applications. Under the license agreement, the Company received rights to patents and patent applications, as well as supplies of clinical-grade materials and a nonexclusive CD33 license under PDL BioPharma’s antibody humanization patents. The Company has paid an upfront fee and milestones payments and has agreed to pay progress-dependent payments totaling up to an additional $6.0 million based on the future achievement of clinical development and regulatory approval milestones, as well as royalties on net sales of any resulting products. In addition, the Company agreed to reduce royalties otherwise payable by PDL BioPharma with respect to products targeting one antigen that PDL BioPharma might develop under the existing ADC collaboration between the companies. The companies have also granted each other a co-development option for second generation anti-CD33 antibodies with improved therapeutic characteristics developed by either party. Future progress dependent milestone payments and royalties paid to PDL BioPharma will be expensed as research and development expense when incurred.

ICOS Corporation

In October 2000, the Company entered into a license agreement with ICOS Corporation, now a wholly-owned subsidiary of Eli-Lilly and Company, for nonexclusive rights to use ICOS’ CHEF expression system. The

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Company has used this system to manufacture the antibody components of SGN-35, SGN-70 and SGN-75. Under the terms of this agreement, the Company is required to make progress-dependent milestone payments of up to $650,000 in the aggregate per product candidate and pay royalties on net sales of products manufactured using the CHEF expression system.

University of Miami

In September 1999, the Company entered into an exclusive license agreement with the University of Miami, Florida, covering an anti-CD30 monoclonal antibody component of SGN-35. Under the terms of this license, the Company made an upfront payment and is required to pay annual maintenance fees, progress-dependent milestone payments and royalties on net sales of products incorporating technology licensed from the University of Miami.

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

CLB-Research and Development

Pursuant to a license agreement the Company entered into in July 2001, the Company obtained an exclusive license to specific monoclonal antibodies that target cancer and autoimmune disease targets from CLB-Research and Development, now a part of the Sanquin Blood Supply Foundation located in the Netherlands. One of these antibodies is the basis for SGN-70 and the antibody component of SGN-75. Under the terms of this agreement, the Company has made upfront and option exercise payments and is required to make progress-dependent milestone payments and pay royalties on net sales of products incorporating technology licensed from CLB-Research and Development.

Arizona State University

In February 2000, the Company entered into a license agreement with Arizona State University for a worldwide, exclusive license to the cell-killing agent Auristatin E. The Company subsequently amended this agreement in August 2004. Under the terms of the amended agreement, the Company is required to pay annual maintenance fees to Arizona State University until expiration of the licensed patents covering Auristatin E, but does not expect to pay ASU any milestones or royalties on sales of products utilizing the Company’s current ADC technology.

Development, supply and other agreements:

Laureate Pharma, Inc.

In April 2006, the Company entered into an agreement with Laureate Pharma for manufacturing of its SGN-33 product candidate and the antibody component of its SGN-70 and SGN-75 product candidates. Under the terms of the agreement, Laureate Pharma will perform scale-up and GMP manufacturing of clinical trial materials for these programs.

Abbott Laboratories

In February 2004, the Company entered into an agreement with Abbott for manufacturing of the antibody component of its SGN-35 product candidate. The Company also entered into a manufacturing agreement with

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Abbott for manufacturing of its SGN-40 product candidate in February 2005. Under the terms of both agreements, Abbott has performed scale-up and GMP manufacturing for clinical trials, and has agreed to supply commercial-grade material to support potential regulatory approval and commercial launch.

Albany Molecular Research, Inc.

In May 2005, the Company entered into a manufacturing and supply agreement with Albany Molecular Research for GMP manufacturing of the proprietary drug-linker system employed in its SGN-35 product candidate. The volume, pricing and specifications for manufacture and supply will be determined on a project by project basis. The Company has also entered into a preferred provider agreement with Albany Molecular Research to enable its ADC collaborators to order drug-linker materials directly from Albany Molecular Research to support the collaborators’ development of ADCs utilizing the Company’s technology. The Company is entitled to receive payments from Albany Molecular Research under the preferred provider agreement.

Sigma Aldrich Fine Chemicals

In August 2006, the Company entered into a manufacturing and supply agreement with Sigma Aldrich Fine Chemicals, or SAFC, a division of Sigma-Aldrich, Inc., for GMP manufacturing of the proprietary drug-linker system employed in its SGN-35 product candidate. The volume, pricing and specifications for manufacture and supply will be determined on a project by project basis. The Company has also entered into a preferred provider agreement with SAFC to enable its ADC collaborators to order drug-linker materials directly from SAFC to support the collaborators’ development of ADCs utilizing the Company’s technology. The Company is entitled to receive payments from SAFC under the preferred provider agreement.

NPIL Pharma

In October 2005, the Company entered into a manufacturing and supply agreement with NPIL Pharma, a division of Nicholas Piramal India Limited, for GMP manufacturing for the conjugation of its proprietary drug-linker to the antibody in its SGN-35 product candidate. The volume, pricing and specifications to perform conjugation will be determined on a project by project basis.

Under the Company’s license agreements, development and supply agreements, contract manufacturing agreements and other agreements, it is obligated to make payments including progress-dependent milestone payments and royalties on commercial sales of resulting products for specified periods. The minimum contractual payments to be made by the Company under its existing license, collaboration and contract manufacturing agreements are expected to aggregate to approximately $7.8 million in 2008, $205,000 in 2009, $210,000 in 2010 and $215,000 in 2011, however, the timing is uncertain. Some of those agreements also provide for payments upon the achievement of certain milestones aggregating up to $9.5 million, as well as the payment of royalties based on net sales of commercial products. The Company does not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years.

7. Commitments and contingencies

In December 2000, the Company entered into an operating lease for office and laboratory space. The initial lease term expires in May 2011 with two, seven-year renewal options, at the Company’s election, subject to certain conditions. In March 2003, the lease was amended and the Company has pledged a substantial portion of its property and equipment and maintains restricted investments as security under the lease.

In July 2007, the Company entered into an operating lease for approximately 24,800 square feet of additional office space. The initial lease term expires in May 2018 with two extension options, to be exercised at

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

the Company’s election; the first option period for three years and the second option period for seven years. Under this lease, the Company has the option to terminate the lease in June 2011 or June 2014 by providing notice to the landlord and making a termination payment.

The lease agreements contain scheduled rent increases. Accordingly, the Company has recorded a deferred rent liability of $474,000 at December 31, 2007. The Company has also entered into operating lease obligations through December 2010 for certain office equipment.

Future minimum lease payments under all noncancelable operating leases, and not assuming the exercise by the Company of any termination options, are as follows (in thousands):

Years ending December 31,
2008	$2,633
2009	2,691
2010	2,724
2011	1,370
2012	420
Thereafter	2,579

$12,417

Rent expense attributable to noncancelable operating leases totaled approximately $2.2 million for each of the years ended December 31, 2007, 2006 and 2005.

As of December 31, 2007, the Company has restricted investments totaling $486,000 as collateral for certain obligations of the lease and are classified under other non-current assets in the consolidated balance sheet. These investment securities are restricted as to withdrawal and are managed by a third party. The lease terms provide for changes in the amounts pledged based upon the Company’s market capitalization, stockholders’ equity or cash and investments balance until the lease expiration date of May 31, 2011. In the event that the Company’s market capitalization, stockholders’ equity or cash and investments balance fall below specific thresholds, the Company is obligated to increase its restricted investment balance to as much as $3.4 million. As of December 31, 2007, the Company was in compliance with these thresholds.

8. Stockholders’ equity

Common stock

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

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company is authorized to issue up to 100,000,000 shares of common stock. At December 31, 2007, shares of common stock reserved for future issuance are as follows (in thousands):

Stock options outstanding	7,458
Warrants outstanding	1,925
Stock options available for grant	5,460
Employee stock purchase plan shares available for issuance	588

15,431

Stock purchase warrants

In connection with an equity financing completed in July 2003, the Company issued warrants to purchase 2,050,000 shares of common stock with an exercise price of $6.25 per share with an expiration date of December 31, 2011. In October 2007, 125,000 warrants were exercised into an equal amount of common stock shares.

Employee Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) with a total of 588,275 shares of common stock available for issuance as of December 31, 2007. The number of shares reserved for issuance under the Stock Purchase Plan is subject to an automatic annual increase on the first day of each of the fiscal years through 2010 that is equal to the lesser of (1) 300,000 shares; (2) 1% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year; or (3) such lesser number of shares as the Board of Directors determines. A total of 147,881 shares were sold to employees during 2007 at a weighted average purchase price of $3.60 per share, 96,617 shares were sold to employees during 2006 at a weighted average purchase price of $4.05 per share and 97,342 shares were sold to employees during 2005 at a weighted average purchase price of $4.11 per share. Under the terms of the Stock Purchase Plan, shares are purchased at 85 percent of the fair market value of the Company’s common stock on either the first day of an offering period or the last day of a purchase period, whichever is lower.

9. Stock option plan

2007 Equity Incentive Plan

The Company has a 2007 Equity Incentive Plan (the “Option Plan”) effective as of December 23, 2007, whereby 5,000,000 shares of the Company’s common stock were reserved for issuance to employees, including officers, directors and consultants of the Company and its affiliates. Upon the effective date of the Option Plan, the Company ceased granting awards under its 1998 Stock Option Plan (the “1998 Plan”). As of December 31, 2007, 5,000,000 shares were available for future grant under the Option Plan. The types of awards that may be granted are stock options (including incentive stock options and nonstatutory stock options), restricted stock, restricted stock units, stock appreciation rights and other similar types of awards. No awardee may be granted, in any calendar year under the Option Plan, options or stock awards covering more than 1,000,000 shares. The Option Plan will terminate in December 2017 unless it is terminated earlier pursuant to its terms.

Incentive stock options under the Option Plan may be granted only to employees of the Company or its subsidiaries. The exercise price of an incentive stock option or a nonstatutory stock option may not be less than 100% of the fair market value of the common stock on the date the option is granted and have a maximum term of ten years from the date of grant. In the case of options granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the fair market value of the common stock on the date the option is granted and the term of the option may not exceed five years. The Company may

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

grant options with exercise prices equal to less than the fair market value of its common stock on the date of grant in connection with an acquisition by the Company of another company. Options become exercisable in whole or in part from time to time as determined by the Board of Directors, which administers the Option Plan. Generally, options granted under the Option Plan vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following three years.

Stock awards under the Option Plan may be restricted stock grants, restricted stock units, stock appreciation rights or other similar stock awards (including awards that do not require the awardee to pay any amount in connection with receiving the shares or that have an exercise or purchase price that is less than the grant date fair market value of the Company’s stock). Restricted stock grants are awards of a specific number of shares of the Company’s stock. Restricted stock units represent a promise to deliver shares of the Company’s common stock, or an amount of cash or property equal to the value of the underlying shares, at a future date. Stock appreciation rights are rights to receive cash and/or shares of the Company’s common stock based on the amount by which the exercise date fair market value of a specific number of shares exceeds the grant date fair market value of the exercised portion of the stock appreciation right.

Each stock award agreement will contain provisions regarding (i) the number of shares subject to the stock award, (ii) the purchase price of the shares, if any, and the means of payment for the shares, (iii) the performance criteria (including qualifying performance criteria), if any, and level of achievement versus these criteria that will determine the number of shares granted, issued, retainable and vested, as applicable, (iv) such terms and conditions on the grant, issuance, vesting and forfeiture of the shares, as applicable, as may be determined from time to time by the Administrator, (v) restrictions on the transferability of the stock award or the shares, and (vi) such further terms and conditions, in each case not inconsistent with the Option Plan, as may be determined from time to time by the Administrator; provided, however, that each stock award must have a minimum vesting period of one year from the date of grant.

During 2007, the Company recorded a non-cash, share-based compensation charge of approximately $520,000 for accelerated vesting of stock options in connection with employee severance.

2000 Directors’ Stock Option Plan

The Company has a 2000 Directors’ Stock Option Plan (the “Directors’ Plan”). Under the terms of the Directors’ Plan, each existing non-employee director who had not previously been granted a stock option by the Company, was granted a nonstatutory stock option to purchase 25,000 shares of common stock on the effective date of this plan, March 6, 2001. Each new non-employee director who becomes a director after the effective date of the plan will also be granted a nonstatutory stock option to purchase 25,000 shares of common stock on the date on which such individual first becomes a member of the Board of Directors. Each initial option shall vest at the rate of 25% of the total number of shares subject to such option twelve months after the date of grant, with the remaining shares vesting thereafter in equal monthly installments over three years. Thereafter, on the dates of each annual stockholder meeting, each non-employee director who has been a member of the Board of Directors for at least six months will be granted a nonstatutory stock option to purchase 10,000 shares of common stock. Each annual option shall vest at the rate of 100% of the total number of shares subject to such option on the day before the one-year anniversary of the grant date.

All options granted under the Directors’ Plan have a term of ten years and an exercise price equal to the fair value of the underlying shares on the date of grant. A total of 900,000 shares of common stock have been reserved for issuance under the Directors’ Plan as amended by the addition of 500,000 shares as approved by the stockholders at the May 25, 2007 Annual Meeting. As of December 31, 2007 stock options to acquire a total of 325,000 shares of common stock were outstanding and 460,000 shares were available for grant under the Directors’ Plan.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Share-based compensation expense under FAS 123R

The impact on the Company’s results of operations due to the adoption of recording share-based payment awards under FAS 123R is as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Research and development	$5,239	$2,963
General and administrative	2,584	1,677

Total	$7,823	$4,640

The Company granted options to certain members of its scientific advisory board and has accounted for these non-employee options in accordance with EITF 96-18 recording non-cash stock-based compensation expense of $105,000 for the year ended December 31, 2007 and $94,000 for the year ended December 31, 2006. Such amounts have been excluded from the table above which summarizes the effects of adopting FAS 123R.

No tax benefit was recognized related to share-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets. In addition, no amounts of share-based compensation costs were capitalized for the periods presented.

Valuation assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the periods indicated:

	Stock Option Plans Years ended December 31,			Employee Stock Purchase Plan Years ended December 31,
	2007	2006	2005	2007	2006	2005
Risk-free interest rate	4.4%	4.7%	4.0%	4.9%	4.7%	4.0%
Expected lives in years	5.4	5.4	5.0	1.5	1.6	1.3
Expected dividends	0%	0%	0%	0%	0%	0%
Expected volatility	63%	70%	74%	64%	71%	74%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the award. The Company’s computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The application of FAS 123(R) assumes a forfeiture rate to reflect the amount of options that are granted, but are forfeited by the option holder prior to vesting. The estimated forfeiture rate applied to these amounts is derived from historical stock option forfeiture behavior. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield. The Company’s computation of expected volatility is based on the historical volatility of the Company’s stock price. Determination of all of these assumptions involves management’s best estimates at that time, which impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately the expense that will be recognized over the life of the option.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Pro forma information for periods prior to the adoption of FAS 123R

Results for periods prior to January 1, 2006 have not been restated to reflect the effects of implementing FAS 123R. The following table illustrates the pro forma effect on net loss and net loss per share if a fair value method had been applied for each respective period (in thousands, except per share amounts):

Years ended December 31, 2005

Net loss as reported	$(29,433)
Deduct: total stock-based compensation expense for employees determined under the fair value method	(3,751)

Pro forma net loss	$(33,184)

Basic and diluted net loss per share as reported	$(0.70)

Pro forma	$(0.79)

In the pro forma information required under FAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Stock option activity

A summary of stock option activity for the Option Plan, the Director’s Plan and the 1998 Plan (collectively, the “Stock Option Plans”) is as follows:

		Options outstanding
	Shares available for grant	Number of shares	Weighted- average exercise price per share
Balance, December 31, 2004	1,689,625	5,050,180	$6.02
Additional shares reserved	1,200,000	—	—
Granted	(1,154,125)	1,154,125	$5.55
Exercised	—	(298,550)	$2.51
Forfeited	326,136	(326,136)	$6.32
Expired	758,788	(758,788)	$7.54

Balance, December 31, 2005	2,820,424	4,820,831	$5.86

Additional shares reserved	1,200,000	—	—
Granted	(2,498,875)	2,498,875	$4.81
Exercised	—	(124,015)	$3.12
Forfeited	317,869	(317,869)	$6.10
Expired	206,390	(206,390)	$6.78

Balance, December 31, 2006	2,045,808	6,671,432	$5.48

Additional shares reserved	6,100,000	—	—
Option Plan shares expired	(677,267)	—	—
Granted	(2,303,450)	2,303,450	$9.85
Exercised	—	(1,221,759)	$4.33
Forfeited	290,646	(290,646)	$6.70
Expired	4,263	(4,263)	$9.47

Balance, December 31, 2007	5,460,000	7,458,214	$7.02

The weighted average grant-date fair value of options granted with exercise prices equal to market were $5.75, $3.02 and $3.46 for the years 2007, 2006 and 2005, respectively.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2007. The aggregate intrinsic value at December 31, 2007 for options outstanding was $32.7 million and for options exercisable was $18.9 million. The aggregate intrinsic value of options exercised under the Stock Option Plans was $7.7 million during 2007, $196,000 during 2006 and $787,000 during 2005, determined as of the date of option exercise. As of December 31, 2007, there was approximately $9.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, as adjusted for expected forfeitures, granted under the Company’s Stock Option Plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

The following table summarizes information about options outstanding for the Stock Option Plans at December 31, 2007:

	Options outstanding			Options exercisable
Range of exercise price	Number of shares	Weighted- average remaining contractual life (in years)	Weighted- average exercise price per share	Number of shares	Weighted- average exercise price per share
$0.10 - $ 0.29	32,420	2.40	$0.27	32,420	$0.27
$2.33 - $ 4.86	1,492,363	7.59	4.13	703,217	3.79
$4.91 - $ 5.90	1,420,748	7.30	5.41	814,527	5.39
$5.92 - $ 7.03	1,500,843	5.63	6.32	1,276,899	6.35
$7.24 - $ 10.26	1,457,294	7.34	8.84	531,919	8.41
$10.29 - $12.01	1,554,546	9.16	10.37	213,884	10.33

$0.10 - $12.01	7,458,214	7.40	$7.02	3,572,866	$6.12

10. Employee benefit plan

The Company has a 401(k) Plan for all of its employees. The Plan allows eligible employees to defer up to 15%, but no greater than $15,500 (or $20,500 for employees more than 50 years old) in calendar year 2007, of their pretax compensation at the discretion of the employee. The Company has a 401(k) matching program whereby the Company contributes 50% of the first 4% of a participant’s earnings deferred, not to exceed a prescribed annual limit. Under this matching program, the Company contributed a total of approximately $274,000 in 2007, $240,000 in 2006 and $203,000 in 2005.

11. Subsequent Events

In January 2008, the Company completed a public offering of 11,500,000 shares of common stock, which included exercise by the underwriters of their over-allotment option to purchase 1,500,000 shares. The public offering price of $9.00 per share resulted in net proceeds to the Company of approximately $97.5 million, after deducting underwriting discounts and commissions and offering expenses.

In January 2008, Genentech initiated a phase Ib clinical trial of SGN-40 in combination with Rituxan for patients with relapsed follicular or marginal zone non-Hodgkin lymphoma. Initiation of this clinical trial triggered a $4 million milestone payment to the Company under its collaboration with Genentech.

12. Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2007 and 2006. The unaudited information should be read in conjunction with the Company’s financial

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

Quarterly Financial Data (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2007
Revenues	$4,336	$5,611	$4,637	$7,836
Net loss	$(8,828)	$(10,550)	$(14,613)	$(14,941)
Net loss per share—basic and diluted	$(0.16)	$(0.18)	$(0.22)	$(0.22)

2006
Revenues	$2,141	$2,840	$2,441	$2,583
Net loss	$(8,703)	$(8,643)	$(8,649)	$(10,020)
Net loss per share—basic and diluted	$(0.21)	$(0.17)	$(0.17)	$(0.20)

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

(b)    Changes in internal control over financial reporting.    There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)    Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

The information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held on May 16, 2008, and the information to be included in the proxy statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2007 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 16, 2008.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2007 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 16, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2007 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 16, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2007 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 16, 2008.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference from the Company’s definitive proxy statement which will be filed within 120 days after the end of the Company’s 2007 fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 16, 2008.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(8)	Certificate of Designations of Series A Convertible Preferred Stock.

3.3(9)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(7)	Form of Common Stock Warrant.

4.3(7)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4(9)	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†(1)	License Agreement dated March 30, 1998 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.2†(1)	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated August 10, 1999 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.3(1)	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.4†(1)	License Agreement dated June 14, 1998 between Seattle Genetics, Inc. and Mabtech AB.

10.5†(1)	First Amendment to the Mabtech License Agreement dated January 31, 2000 between Seattle Genetics, Inc. and Mabtech AB.

10.6†(1)	License Agreement dated September 20, 1999 between Seattle Genetics, Inc. and the University of Miami.

10.7†(1)	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seattle Genetics, Inc. and the University of Miami.

10.8†(1)	License Agreement dated February 3, 2000 between Seattle Genetics, Inc. and the Arizona Board of Regents.

10.9†(1)	Lease Agreement dated December 1, 2000 between Seattle Genetics, Inc. and WCM132-302, LLC.

10.10(19)	Amended and Restated 1998 Stock Option Plan.

Number	Description

10.11(13)	Form Notice of Grant and Stock Option Agreement under Amended and Restated 1998 Stock Option Plan.

10.12(13)	Form Notice of Grant and Stock Option Agreement under 2000 Directors’ Stock Option Plan.

10.13(1)	2000 Directors’ Stock Option Plan.

10.14(1)	2000 Employee Stock Purchase Plan.

10.15(1)	Form of Indemnification Agreement between Seattle Genetics, Inc. and each of its officers and directors.

10.16†(2)	Collaboration Agreement dated June 4, 2001 between Seattle Genetics, Inc. and Eos Biotechnology, Inc.

10.17(3)	Executive Employment Agreement dated October 26, 2001 between Seattle Genetics, Inc. and Clay B. Siegall.

10.18†(4)	Collaboration Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.19†(4)	2002 Common Stock Purchase Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.20†(5)	Contract Manufacturing Agreement dated January 3, 2003 between Seattle Genetics, Inc. and ICOS Corporation.

10.21†(6)	License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.22†(6)	Non-Exclusive Cabilly Patent License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.23(7)	Securities Purchase Agreement dated May 12, 2003 among Seattle Genetics, Inc. and the purchasers of Series A Convertible Preferred Stock and Warrants named therein.

10.24(7)	Amendment No. 1 dated May 14, 2003 to Securities Purchase Agreement dated May 12, 2003 among Seattle Genetics, Inc. and the purchasers of Series A Convertible Preferred Stock and Warrants named therein.

10.25(8)	Amendment No. 2 dated June 2, 2003 to Securities Purchase Agreement dated May 12, 2003 among Seattle Genetics, Inc. and the purchasers of Series A Convertible Preferred Stock and Warrants named therein.

10.26†(9)	First Amendment to Lease dated May 28, 2003 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.27†(10)	Amendment to Collaboration Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.28†(10)	Patent Rights Master Agreement and Research License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.29†(10)	Patent License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.30†(10)	Development and Supply Agreement dated February 23, 2004 between Seattle Genetics, Inc. and Abbott Laboratories.

10.31†(11)	Collaboration Agreement dated June 22, 2004 between Seattle Genetics, Inc. and CuraGen Corporation.

Number	Description

10.32†(12)	Collaboration Agreement dated July 20, 2004 between Seattle Genetics, Inc. and Applera Corporation through its Celera Genomics Group.

10.33†(12)	Amendment No. 3 to License Agreement dated August 17, 2004 between Seattle Genetics, Inc., and Arizona Science & Technology Enterprises d/b/a Arizona Technology Enterprises.

10.34†(12)	Collaboration and License Agreement dated September 27, 2004 between Seattle Genetics, Inc. and Bayer Pharmaceuticals Corporation.

10.35†(14)	Development and Supply Agreement dated February 18, 2005 between Seattle Genetics, Inc. and Abbott Laboratories.

10.36†(15)	License Agreement dated April 12, 2005 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.37†(15)	Collaboration Agreement dated April 27, 2005 between Seattle Genetics, Inc. and MedImmune, Inc.

10.38†(15)	Manufacturing and Supply Agreement dated May 4, 2005 between Seattle Genetics, Inc. and Organichem Corporation.

10.39†(15)	Collaboration Agreement dated June 14, 2005 between Seattle Genetics, Inc. and PSMA Development Company LLC.

10.40(16)	Executive Employment Agreement dated October 17, 2005 between Seattle Genetics, Inc. and Todd E. Simpson.

10.41(17)	Stock Purchase Agreement dated March 28, 2006 by and among Seattle Genetics, Inc., Baker Brothers Investments and its affiliated funds

10.42†(19)	Biopharmaceutical Manufacturing Services Agreement dated April 24, 2006 between Seattle Genetics, Inc. and Laureate Pharma, Inc.

10.43(20)	Employment Agreement by and between the Company and Eric Dobmeier dated September 6, 2006.

10.44(20)	Employment Agreement by and between the Company and Morris Rosenberg dated September 6, 2006.

10.45(20)	Amendment No. 1 to Executive Employment Agreement by and between the Company and Clay Siegall dated September 6, 2006.

10.46†(22)	Collaboration and License Agreement dated January 7, 2007 between Seattle Genetics, Inc. and Agensys, Inc.

10.47(21)	Seattle Genetics, Inc. 2007 Senior Executive Annual Bonus Plan

10.48†(22)	Collaboration Agreement dated February 5, 2007 between Seattle Genetics, Inc. and Genentech, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(8)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.

(9)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on October 21, 2005.

(17)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on March 30, 2006.

(18)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 18, 2006.

(19)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on September 8, 2006.

(21)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on January 24, 2007.

(22)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

†	Confidential treatment requested as to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

Date: March 10, 2008	By:	/s/ CLAY B. SIEGALL

Clay B. Siegall President & Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2008	By:	/s/ TODD E. SIMPSON

Todd E. Simpson Chief Financial Officer (Principal Finance and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLAY B. SIEGALL Clay B. Siegall	Director	March 10, 2008

/s/ FRANKLIN M. BERGER Franklin M. Berger	Director	March 10, 2008

/s/ DAVID W. GRYSKA David W. Gryska	Director	March 10, 2008

/s/ MARC E. LIPPMAN Marc E. Lippman	Director	March 10, 2008

/s/ SRINIVAS AKKARAJU Srinivas Akkaraju	Director	March 10, 2008

/s/ FELIX BAKER Felix Baker	Director	March 10, 2008

/s/ DANIEL F. HOTH Daniel F. Hoth	Director	March 10, 2008

/s/ JOHN P. MCLAUGHLIN John P. McLaughlin	Director	March 10, 2008

/s/ DANIEL G. WELCH Daniel G. Welch	Director	March 10, 2008