Form 10-Q
period 2008-03-31
SEATTLE GENETICS INC /WA
filed 2008-05-09
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 8, 2008, there were 79,275,191 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$115,123	$59,644
Short-term investments	52,296	51,717
Interest receivable	1,527	758
Accounts receivable	7,365	5,988
Prepaid expenses and other	1,432	1,244

Total current assets	177,743	119,351
Property and equipment, net	10,368	10,294
Long-term investments	48,638	18,223
Other non-current assets	665	662

Total assets	$237,414	$148,530

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$9,807	$10,475
Current portion of deferred revenue	20,291	18,873

Total current liabilities	30,098	29,348

Long-term liabilities
Deferred revenue, less current portion	67,865	64,786
Deferred rent and other long-term liabilities	1,389	410

Total long-term liabilities	69,254	65,196

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued
Common stock, $0.001 par value, 100,000,000 shares authorized; 79,262,491 shares issued and outstanding at March 31, 2008 and 67,524,182 shares issued and outstanding at December 31, 2007	79	68
Additional paid-in capital	383,316	282,324
Accumulated other comprehensive gain (loss)	300	115
Accumulated deficit	(245,633)	(228,521)

Total stockholders’ equity	138,062	53,986

Total liabilities and stockholders’ equity	$237,414	$148,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2008	2007
Revenues from collaboration and license agreements	$7,085	$4,336

Operating expenses
Research and development	22,152	11,805
General and administrative	3,935	2,820

Total operating expenses	26,087	14,625

Loss from operations	(19,002)	(10,289)
Investment income, net	1,890	1,461

Net loss	$(17,112)	$(8,828)

Net loss per share – basic and diluted	$(0.22)	$(0.16)

Shares used in computation of net loss per share – basic and diluted	76,258	54,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2008	2007
Operating activities
Net loss	$(17,112)	$(8,828)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	2,228	1,374
Depreciation and amortization	774	593
Amortization on investments	71	(382)
Deferred rent and other long-term liabilities	997	(4)
Changes in operating assets and liabilities
Interest receivable	(769)	(260)
Accounts receivable	(1,377)	(2,835)
Prepaid expenses and other	(188)	193
Accounts payable and accrued liabilities	(420)	(650)
Deferred revenue	4,497	64,195

Net cash (used in) provided by operating activities	(11,299)	53,396

Investing activities
Purchases of securities available for sale	(57,964)	(83,316)
Proceeds from maturities of securities available for sale	27,081	38,301
Purchases of property and equipment	(1,114)	(886)

Net cash used in investing activities	(31,997)	(45,901)

Financing activities
Net proceeds from issuance of common stock	97,628	—
Proceeds from exercise of stock options and employee stock purchase plan	1,147	876

Net cash provided by financing activities	98,775	876

Net increase in cash and cash equivalents	55,479	8,371
Cash and cash equivalents, at beginning of period	59,644	9,137

Cash and cash equivalents, at end of period	$115,123	$17,508

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for a full year.

2. Significant Accounting Policies

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Under SFAS 157, fair value reflects an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The Company’s adoption of SFAS No. 157 for its financial assets and liabilities did not have a material impact on its financial statements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs and assumptions used, and valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The determination of a financial instrument’s level within the fair value hierarchy is based on an assessment of the lowest level of any input that is significant to the fair value measurement.

In February 2008, the FASB issued Staff Position No. 157-2 that delays the effective date of certain provisions of SFAS No. 157 as it relates to non-recurring transactions. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The delay is not expected to affect the Company’s adoption of FAS No. 157 because the Company currently does not have any non-recurring transactions prescribed by the standard. See Note 9 for disclosures required by SFAS No. 157 related to the Company’s available-for-sale securities.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company does not have any newly eligible financial instruments for which it intends to elect the fair value method of accounting.

Effective January 1, 2008, the Company adopted EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 requires nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities to be capitalized and recognized as expense as the related goods are delivered or the related services are performed. The Company’s adoption of EITF Issue No. 07-3 results in the temporary deferral of amounts incurred for research and development activities from the time payouts are made until the time goods or services are provided.

Effective January 1, 2008, the Company implemented a sabbatical program and adopted EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (EITF 06-2). Under EITF 06-2 the Company accrues the estimated liability for sabbatical leave over the requisite eight-year service period prior to an employee becoming eligible for a sabbatical as the employee’s services are rendered. The Company’s adoption of EITF Issue No. 06-2 did not have a material impact on its financial statements.

3. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” which requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 will be effective for the Company beginning in January 2009. The Company’s adoption of SFAS No.161 is not expected to have a material effect on its financial statements since it currently does not have any derivative instruments or hedging activities.

In December 2007, the Emerging Issues Task Force Board ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.” EITF 07-1 will require the Company to disclose the nature and purpose of its collaborative arrangements in the annual financial statements, its rights and obligations under the collaborative arrangements, the stage of the underlying endeavor’s life cycle, the Company’s accounting policies for the arrangements and the statement of operations classification and amount of significant financial statement amounts related to the collaborative arrangements. EITF 07-1 will be effective for the Company beginning in January 2009 and will require the Company to apply this Issue as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date. The Company is currently assessing the impact of EITF 07-1 on its results of operations, cash flows and financial condition.

4. Common stock financing

In January 2008, the Company completed a public offering of 11,500,000 shares of common stock, including exercise by the underwriters of their over-allotment option to purchase 1,500,000 shares. The public offering price of $9.00 per share resulted in net proceeds to the Company of approximately $97.6 million, after deducting underwriting discounts and commissions and offering expenses.

5. Collaboration agreement

In January 2008, Genentech, Inc. initiated a phase Ib clinical trial of SGN-40 in combination with Rituxan for patients with relapsed follicular or marginal zone non-Hodgkin lymphoma. Initiation of this clinical trial resulted in a $4 million milestone payment to the Company under its collaboration with Genentech. All amounts billed, including milestone payments, are deferred and recognized as revenue over the six year development period ending February 2014 using a time-based method.

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

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Three months ended, March 31,
	2008	2007
Convertible preferred stock	—	11,604
Warrants to purchase common stock	1,925	2,050
Options to purchase common stock	7,443	6,600

Total	9,368	20,254

7. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available for sale investments are included in accumulated other comprehensive loss. Comprehensive loss and its components were as follows (in thousands):

	Three months ended March 31,
	2008	2007
Net loss	$(17,112)	$(8,828)
Unrealized gain (loss) on securities available for sale	185	(76)

Comprehensive loss	$(16,927)	$(8,904)

8. Investments

Investments consist of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2008
U.S. corporate obligations	$62,453	$232	$(90)	$62,595
Auction rate securities	14,450	29	—	14,479
U.S. government and agencies	10,771	19	—	10,790
Taxable municipal bonds	13,450	123	(13)	13,560

Total	$101,124	$403	$(103)	$101,424

Contractual Maturities:
Due in one year or less	$38,192			$38,307
Due in one to three years	48,482			48,638
Due in 2017	14,450			14,479

Total	$101,124			$101,424

Reported as:
Short-term investments				$52,296
Long-term investments				48,638
Other non-current assets				490

Total				$101,424

The Company’s holdings in auction rate securities, or ARS, have stated final maturities in 2017, but are subject to interest rate resets and sale over a time period of 28 days or less. Investments in ARS valued at $14.5 million have failed at auction. As a result of the failed auctions, the investments in ARS are currently illiquid and the interest rate on those investments is no longer determined by auction, but is set at the London Interbank Offering Rate plus 50 basis points according to the terms of the issue. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. As of March 31, 2008, the failed ARS carry “AAA” ratings and continue to pay interest according to the stated terms on a monthly basis. ARS are presented at fair value which is based on a probability-weighted discounted cash flow analysis that relies upon certain estimates, including the probability-weighted term to settle and the discount rate applied to future cash flows. Based on the Company’s available cash, expected operating cash requirements, its belief that its holdings in ARS can be liquidated within one year through a successful auction or redemption at par and its ability and intent to hold such investments until liquidation, the Company believes that the current illiquidity of these investments is temporary and classifies the investments as short-term investments in the accompanying financial statements. However, the Company will reassess this conclusion in future reporting periods based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, the credit rating of the investment, market risk and other factors. Such a reassessment may change the balance sheet classification of the investments or result in a conclusion that these investments are more than temporarily impaired and result in a write down in the fair value of these investments.

The Company has determined that unrealized losses are temporary and insignificant as to the extent of the decline, in both dollars and percentage of cost, and the Company has the ability and intent to hold its investments until it recovers at least substantially all of the cost of the investment. As of March 31, 2008, the period of continuous unrealized losses is less than twelve months.

9. Fair value measurements

The Company holds short term and long term available-for-sale securities that are measured at fair value which is determined on a recurring basis. These securities are classified within Level 1 or Level 2 of the fair value hierarchy prescribed by SFAS No. 157 because the value of the securities is based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy of FAS No. 157 as of March 31, 2008 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale securities	$10,790	$90,634	$—	$101,424

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, include most U.S. government and agency securities. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include most investment-grade corporate bonds, taxable municipal bonds, commercial paper and auction-rate securities. The Company does not currently hold any Level 3 investments which would include investments that are valued based on assumptions that are unobservable.

10. Subsequent Events

In June 2004, the Company entered into a collaboration agreement with CuraGen Corporation granting it rights to use the Company’s antibody-drug conjugate, or ADC, technology. In April 2008, CuraGen initiated a phase II clinical trial of CR011-vcMMAE, an ADC for the treatment of metastatic melanoma, triggering a $1.0 million milestone payment to the Company. As the Company has no substantive continuing performance obligations under this agreement, this milestone payment will be recognized as revenue in the second quarter of 2008.

In April 2008, the Company entered into a First Amendment to the Development and Supply Agreement with Abbott Laboratories, Inc., to manufacture the antibody component of the Company’s SGN-35 antibody-drug conjugate product candidate. Under the terms of the First Amendment, Abbott has agreed to perform GMP manufacturing to support future development activities and clinical trials of SGN-35. The Company’s total payments to Abbott under the First Amendment are expected to be approximately $7.3 million.

In May 2008, the Company entered into a First Amendment to the Development and Supply Agreement with Abbott to manufacture the Company’s SGN-40 monoclonal antibody. Under the terms of the agreement, Abbott has agreed to perform GMP manufacturing of SGN-40 with total payments to Abbott expected to be approximately $4.1 million. The Company will be reimbursed by Genentech for the costs of the SGN-40 manufacturing pursuant to the collaboration agreement with Genentech.

Payments under these Abbott agreements will be expensed over the term of the arrangement as the materials are delivered and services rendered subject to EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, might, will, should, expect, plan, anticipate, project, believe, estimate, predict, potential, intend or continue, the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A. of Part I of our Form 10-K for the fiscal year ended December 31, 2007, as well as those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

We do not currently have any commercial products for sale. All of our product candidates are in relatively early stages of development and significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of March 31, 2008, we had an accumulated deficit of $245.6 million. Over the next several years, we expect to incur substantial expenses as we continue to invest in research, development and manufacturing and move towards commercialization of our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds and resources. Our operating expenses will also likely increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards commercialization. We expect that a substantial portion of our revenues for the next several years will be the result of amortization of payments already received and expected to be received from Genentech under our SGN-40 collaboration agreement. Our revenues for the foreseeable future will also depend on achieving development and clinical milestones under our existing collaboration and license agreements, particularly our SGN-40 collaboration with Genentech, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Financial summary

To date, we have generated revenues principally from our collaboration and license agreements. These revenues include upfront technology access fees, milestone payments and reimbursement for support and materials supplied to our collaborators. Revenues increased 63% to $7.1 million for the three months ended March 31, 2008, compared to $4.3 million for the same period in 2007. Operating expenses increased 78% to $26.1 million, compared to $14.6 million for the same period in 2007. Our net loss for the three month period ended March 31, 2008 was $17.1 million, or $0.22 per share, compared to $8.8 million, or $0.16 per share, for the same period in 2007. As of March 31, 2008, we had $216.1 million in cash, cash equivalents, short-term and long-term investments and $138.1 million in total stockholders’ equity.

Results of Operations

Three months ended March 31, 2008 and 2007

Revenues.

Total collaboration and license agreement revenues increased 63% to $7.1 million in the first quarter of 2008 from the comparable period in 2007. These increases were primarily due to amounts earned under our SGN-40 collaboration agreement with Genentech established in January 2007. Revenues are summarized by collaborator as follows:

Collaboration and license agreement revenues ($ in thousands)	Three months ended March 31,
	2008	2007	% change
Genentech	$6,367	$2,732	133%
MedImmune	418	264	58%
Progenics	164	758	-78%
Bayer	31	420	-93%
CuraGen	25	25	0%
Other Collaborations	80	137	-42%

Total	$7,085	$4,336	63%

Genentech revenues increased 133% to $6.4 million in the first quarter of 2008 from the comparable period in 2007. This increase is primarily the result of revenues earned under the SGN-40 collaboration agreement with Genentech entered into in January 2007. Under the terms of the agreement, we perform research and development activities over the six year development period of the agreement, the costs of which are reimbursed by Genentech. The $60 million upfront payment and all reimbursement and milestone payments received within the first six years of the agreement will be deferred and recognized as revenue over this development period using a time-based method. In January 2008, Genentech initiated a phase Ib clinical trial of SGN-40 in combination with Rituxan for patients with relapsed follicular or marginal zone non-Hodgkin lymphoma. Initiation of this clinical trial triggered a $4 million milestone payment to the Company under its collaboration with Genentech. Revenues earned under our MedImmune collaboration increased 58% to $418,000 in the first quarter of 2008 from the comparable period in 2007 primarily due to MedImmune paying us a license fee to exercise an option to an exclusive license to a second antigen target in October 2007. Revenues earned under our Progenics collaboration decreased 78% to $164,000 in the first quarter of 2008 from the comparable period in 2007 primarily due to a preclinical milestone earned during the first quarter of 2007. Revenues earned under our Bayer collaboration decreased 93% to $31,000 in the first quarter of 2008 from the comparable period in 2007 due to the completion of the amortization of the upfront technology access fee over the research program term which ended in September 2007.

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

Research and development.

Research and development expenses increased 88% to $22.2 million in the first quarter of 2008 from the comparable period in 2007. Our research and development expenses are summarized as follows:

	Three months ended March 31,
Research and development ($ in thousands)	2008	2007	% change
Research	$3,951	$3,465	14%
Development and contract manufacturing	8,141	4,840	68%
Clinical	8,658	2,519	244%
Share-based compensation expense	1,402	981	43%

Total	$22,152	$11,805	88%

Research expenses increased 14% to $4.0 million in the first quarter of 2008 from the comparable period in 2007 primarily due to compensation expenses related to higher staffing levels. Development and contract manufacturing costs increased 68% to $8.1 million in the first quarter of 2008 from the comparable period in 2007 due to higher compensation expenses related to increased staffing levels and the purchase of additional SGN-40 clinical supply from Abbott Laboratories during the quarter. Clinical costs increased 244% to $8.7 million in the first quarter of 2008 from the comparable period in 2007 reflecting expanded SGN-40, SGN-33 and SGN-35 clinical trial activities and increased compensation and recruiting costs related to increased staffing levels. Share-based compensation expense increased 43% to $1.4 million during the first quarter of 2008 from the comparable period in 2007 reflecting the increase in the number of options outstanding associated with increased staffing levels and a higher per share value of options granted due to an increase in our common stock price.

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

	Three months ended March 31,		Five years ended March 31,
Product Candidates ($ in thousands)	2008	2007	2008
SGN-40	$4,936	$690	$20,567
SGN-33	2,141	1,048	13,685
SGN-35	1,648	384	12,006
SGN-70	230	1,044	7,825
SGN-75	489	126	1,223

Total third party costs	9,444	3,292	55,306
Unallocated costs and overhead	11,306	7,532	149,608
Share-based compensation expense	1,402	981	10,514

Total research and development	$22,152	$11,805	$215,428

Our third party costs for SGN-40 in the first quarter of 2008 increased due to phase I and II clinical trial costs and the purchase of additional clinical material from Abbott Laboratories. We expect third party costs associated with manufacturing and clinical trials of SGN-40 to increase as we continue to expand our SGN-40 phase I and II clinical trials. Under our SGN-40 collaboration agreement, Genentech reimburses us for development activities that we perform under the agreement. Expenses that we incur under the SGN-40 collaboration are included in our research and development expense, while reimbursements of those expenses by Genentech are recognized as revenue over the six year development period of the agreement. Our third party costs for SGN-33 in the first quarter of 2008 reflect costs associated with our phase I and II clinical studies. We expect our third party costs for SGN-33 to increase from amounts incurred in 2007 as clinical activities expand and as a manufacturing resupply campaign begins later in the year at Laureate Pharma. SGN-35 third party costs in the first quarter of 2008 are primarily attributable to our phase I clinical trial and contract manufacturing activities. We expect third party costs for SGN-35 to increase as we expand our clinical trials and initiate contract manufacturing activities for additional clinical supply. Our third party costs for SGN-70 in the first quarter of 2008 decreased primarily due to manufacturing activities conducted by Laureate Pharma during the first quarter of 2007 to perform scale-up and GMP manufacturing of drug product to support clinical trials. We expect third party costs for SGN-70 to decrease from amounts incurred in 2007 as manufacturing and pharmacology/toxicology activities lessen and initial clinical trials begin. SGN-75 third party costs in the first quarter of 2008 primarily reflect pharmacology/toxicology study costs. We expect third party costs for SGN-75 to increase during 2008 compared to 2007 as a result of higher pharmacology/toxicology and manufacturing costs incurred to enable an IND submission.

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

General and administrative.

General and administrative ($ in thousands)	Three months ended March 31,
	2008	2007	% change
General and administrative	$3,110	$2,427	28%
Share-based compensation expense	825	393	110%

Total	$3,935	$2,820	40%

General and administrative expenses increased 40% to $3.9 million in the first quarter of 2008 from the comparable period in 2007. General and administrative expenses, excluding share-based compensation expense, increased 28% in the first quarter of 2008 from the comparable period in 2007 primarily due to compensation expenses related to higher staffing levels. Share-based compensation expense increased 110% to $825,000 during the first quarter of 2008 from the comparable period in 2007 reflecting additional stock option awards related to employee additions and higher per share value of options granted due to an increase in our common stock price. We anticipate that general and administrative expenses will continue to increase in 2008 as a result of increased costs related to adding personnel in support of the growth of our operations.

Investment income, net.

Investment income increased 29% to $1.9 million in the first quarter of 2008 from the comparable period in 2007. This increase is primarily the result of higher cash and investment balances due to receiving net proceeds of $97.6 million from our common stock offering in January 2008.

Liquidity and capital resources.

Liquidity and capital resources ($ in thousands)	March 31, 2008	December 31, 2007
Cash, cash equivalents and investments	$216,057	$129,584
Working capital	$147,645	$90,003
Stockholders’ equity	$138,062	$53,986

	Three months ended March 31,
	2008	2007
Cash provided by (used in ):
Operating activities	$(11,299)	$53,396
Investing activities	$(31,997)	$(45,901)
Financing activities	$98,775	$876

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

Our combined cash, cash equivalents and investment securities increased to $216.1 million at March 31, 2008, compared to $129.6 million at December 31, 2007. This increase reflects cash provided by financing activities, which included net proceeds of $97.6 million from our common stock offering in January 2008. Our working capital was $147.6 million at March 31, 2008, compared to $90.0 million at December 31, 2007. We have structured our investment portfolio to align scheduled maturities of investment securities with our working capital needs. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for investments in U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, auction-rate securities, commercial paper and money market accounts. We currently hold auction-rate securities valued at $14.5 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. As of March 31, 2008, the failed auction-rate securities carry “AAA” ratings and continue to pay interest according to the stated terms. Based on our available cash, expected operating cash requirements, our belief that our holdings in auction-rate securities can be liquidated within one year through a successful auction or redemption at par and our ability and intent to hold such investments until liquidation, we believe that the current illiquidity of these investments is temporary. However, we will reassess this conclusion in future reporting periods based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors. Such a reassessment may change the classification to long-term investments or result in a conclusion that these investments are more than temporarily impaired and result in a write down in the fair value of these investments.

Included in cash provided by or used in investing activities are capital expenditures of $1.1 million in 2008 primarily related to leasehold improvements, furniture and fixtures in support of our expansion into our new building which we began occupying in December 2007. In addition, in 2008 lab equipment was purchased in support of our research and development activities. Capital expenditures of $886,000 in 2007 consisted primarily of lab equipment and tenant improvements in support of our research and development activities. We expect that our 2008 capital expenditures will decrease compared to 2007, reflecting lower leasehold improvements.

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

In 2008, we expect our revenues to range from $30 million to $33 million, which reflects the earned portion of the deferred revenue and milestone payments and funded research payments expected to be received from Genentech, as well as revenues expected to be earned under our existing ADC collaborations. We anticipate that our research, development, contract manufacturing and clinical expenses will continue to grow in the foreseeable future as we expand our discovery and preclinical activities and advance new product candidates into clinical trials. In 2008, we expect our operating expenses to range from $125 million to $140 million. In particular, we expect that clinical trial costs and manufacturing costs for SGN-40, SGN-33 and SGN-35 will increase in 2008 compared to 2007. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial. We expect that non-cash expenses in 2008 will be in the $12 million to $15 million range, the majority of which relates to share-based compensation expense. This estimate is based on a number of assumptions, including future stock prices and the number and timing of option grants, and may therefore change. We expect that net cash used to fund our operating activities in 2008 will be in the range of $75 million to $85 million. We expect to end 2008 with more than $140 million in cash and investments. Certain external factors may influence our cash spending including the cost of filing and enforcing patent claims and other intellectual property rights, competing technological and market developments and the progress of our collaborators.

Fair Value Inputs

We adopted SFAS No. 157, Fair Value Measurements on January 1, 2008. Fair value measurements reflect the assumptions that market participants would use in pricing an asset or liability based on the best information available. See Note 2 and Note 9 to the Condensed Consolidated Financial Statements.

We value our available-for-sale securities by using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include investment-grade corporate bonds, taxable municipal obligations, commercial paper and auction-rate securities. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels prescribed by SFAS 157.

Commitments

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

The following are our future minimum contractual commitments for the periods subsequent to March 31, 2008 (in thousands):

	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating leases	$11,778	$1,994	$2,691	$2,724	$1,370	$420	$2,579
Manufacturing, license and collaboration agreements	18,675	17,845	200	205	210	215	—
Tenant improvements, furnishings and equipment	501	501	—	—	—	—	—

Total	$30,954	$20,340	$2,891	$2,929	$1,580	$635	$2,579

Operating lease obligations do not assume the exercise by us of any termination or extension options. The minimum payments under manufacturing, license and collaboration agreements primarily represent contractual obligations related to performing scale-up and GMP manufacturing for monoclonal antibody and ADC products for use in our clinical trials, including obligations to Abbott Laboratories for manufacturing SGN-40 and the antibody component of SGN-35 and obligations to Laureate Pharma for manufacturing of SGN-33. The minimum payments under tenant improvements, furnishings and other equipment primarily represent obligations in support of our expansion into our new building lease for additional office space. The above table excludes royalties and payments of up to approximately $9.5 million in potential future milestone payments to third parties under manufacturing, license and collaboration agreements for our current development programs, which generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable with respect to timing, such contingent payments have not been included in the above table and will not be included until the event triggering such payment has occurred.

As part of the terms of our office and laboratory lease, we have pledged approximately $486,000 of our investments and the majority of our property and equipment as collateral under the lease. These investment securities are restricted as to withdrawal and are managed by a third party. In the event that we fail to meet specific thresholds of market capitalization, stockholders’ equity or cash and investment balances, we are obligated to increase our restricted investment balance to approximately $3.4 million. At March 31, 2008, we were in compliance with these thresholds.

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

(b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial also may adversely affect our business, financial condition and results of operations. For discussion of some of our potential risks or uncertainties, refer to Part I, Item 1A., Risk Factors, included in our Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC.

Item 5.	Other Information

On May 7, 2008, Seattle Genetics, Inc. (the “Company”) entered into the First Amendment to Development and Supply Agreement (the “First Amendment”) with Abbott Laboratories (“Abbott”) amending the Development and Supply Agreement dated February 18, 2005 for manufacturing of the Company’s SGN-40 monoclonal antibody (the “Abbott Agreement”). Under the terms of the First Amendment, Abbott has agreed to perform GMP manufacturing of SGN-40 to support future development activities and clinical trials of SGN-40. The Company’s total payments to Abbott under the First Amendment for manufacturing SGN-40 are expected to be approximately $4.1 million. The Company will be reimbursed by Genentech for the costs of manufacturing SGN-40 pursuant to the collaboration agreement with Genentech. The First Amendment will be filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarter ending June 30, 2008, with portions omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

The Company does not have any material relationship with Abbott Laboratories or its affiliates other than:

•	The Abbott Agreement, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ending March 31, 2005;

•

A Development and Supply Agreement dated February 23, 2004 for Abbott’s manufacture of the antibody component of the Company’s SGN-35 product candidate, which was filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ending March 31, 2004; and

•	A First Amendment to Development and Supply Agreement dated February 23, 2004, which was reported on Form 8-K dated April 18, 2008.

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

3.3(4)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(3)	Form of Common Stock Warrant.

4.3(3)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.

(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(4)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Chief Financial Officer

Date: May 9, 2008

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