Form 10-Q
period 2008-06-30
SEATTLE GENETICS INC /WA
filed 2008-08-08
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 7, 2008, there were 79,644,177 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$34,908	$59,644
Short-term investments	78,603	51,717
Interest receivable	1,959	758
Accounts receivable	7,592	5,988
Prepaid expenses and other	6,924	1,244

Total current assets	129,986	119,351
Property and equipment, net	10,674	10,294
Long-term investments	84,348	18,223
Other non-current assets	667	662

Total assets	$225,675	$148,530

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$11,150	$10,475
Current portion of deferred revenue	21,312	18,873

Total current liabilities	32,462	29,348

Long-term liabilities
Deferred revenue, less current portion	67,882	64,786
Deferred rent and other long-term liabilities	1,210	410

Total long-term liabilities	69,092	65,196

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 79,312,851 shares issued and outstanding at June 30, 2008 and 67,524,182 shares issued and outstanding at December 31, 2007	79	68
Additional paid-in capital	386,329	282,324
Accumulated other comprehensive gain (loss)	(626)	115
Accumulated deficit	(261,661)	(228,521)

Total stockholders’ equity	124,121	53,986

Total liabilities and stockholders’ equity	$225,675	$148,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues from collaboration and license agreements	$10,004	$5,611	$17,089	$9,947

Operating expenses
Research and development	23,499	15,179	45,651	26,984
General and administrative	4,094	2,814	8,029	5,634

Total operating expenses	27,593	17,993	53,680	32,618

Loss from operations	(17,589)	(12,382)	(36,591)	(22,671)
Investment income, net	1,561	1,832	3,451	3,293

Net loss	$(16,028)	$(10,550)	$(33,140)	$(19,378)

Net loss per share – basic and diluted	$(0.20)	$(0.18)	$(0.43)	$(0.35)

Shares used in computation of net loss per share – basic and diluted	79,277	57,064	77,768	55,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2008	2007
Operating activities
Net loss	$(33,140)	$(19,378)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	4,974	3,415
Depreciation and amortization	1,609	1,228
Amortization on investments	467	(574)
Deferred rent and other long-term liabilities	818	(12)
Changes in operating assets and liabilities
Interest receivable	(1,201)	(535)
Accounts receivable	(1,604)	(4,087)
Prepaid expenses and other	(5,679)	(619)
Accounts payable and accrued liabilities	1,338	1,205
Deferred revenue	5,535	63,654

Net cash (used in) provided by operating activities	(26,883)	44,297

Investing activities
Purchases of securities available for sale	(133,239)	(140,360)
Proceeds from maturities of securities available for sale	39,015	91,132
Purchases of property and equipment	(2,671)	(1,418)

Net cash used in investing activities	(96,895)	(50,646)

Financing activities
Net proceeds from issuance of common stock	97,628	—
Proceeds from exercise of stock options and employee stock purchase plan	1,414	2,287

Net cash provided by financing activities	99,042	2,287

Net decrease in cash and cash equivalents	(24,736)	(4,062)
Cash and cash equivalents, at beginning of period	59,644	9,137

Cash and cash equivalents, at end of period	$34,908	$5,075

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The results of the Company’s operations for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for a full year.

2. Recent Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used (order of authority) in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of FAS 162 to have a material impact on its financial statements.

Effective January 1, 2008, the Company adopted EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” Under EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are capitalized and recognized as expense as the related goods are delivered or the related services are performed. The Company’s adoption of EITF Issue No. 07-3 results in the temporary deferral of charges to expense of amounts incurred for research and development activities from the time payouts are made until the time goods or services are provided.

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

In November 2007, the Emerging Issues Task Force Board ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.” Under EITF 07-1, the Company will disclose the nature and purpose of its co-development collaborative arrangements in the annual financial statements, its rights and obligations under collaborative arrangements, the stage of the underlying endeavor’s life cycle, the Company’s accounting policies for the arrangements and the statement of operations classification and significant financial statement amounts related to the collaborative arrangements. EITF 07-1 will be effective for the Company beginning in January 2009 and will require the Company to apply this Issue as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date. The Company is currently assessing the impact of EITF 07-1 on its results of operations, cash flows and financial condition.

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

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Convertible preferred stock	—	9,285	—	10,438
Warrants to purchase common stock	1,925	2,050	1,925	2,050
Options to purchase common stock	7,583	6,944	7,513	6,773

Total	9,508	18,279	9,438	19,261

4. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available-for-sale investments are included in comprehensive loss. Comprehensive loss and its components were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(16,028)	$(10,550)	$(33,140)	$(19,378)
Unrealized loss on securities available for sale	(926)	(23)	(741)	(99)

Comprehensive loss	$(16,954)	$(10,573)	$(33,881)	$(19,477)

5. Investments

Investments consist of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2008
U.S. corporate obligations	$99,237	$60	$(640)	$98,657
Auction rate securities	14,450		(35)	14,415
U.S. government and agencies	31,564	2	(82)	31,484
Taxable municipal bonds	18,818	92	(23)	18,887

Total	$164,069	$154	$(780)	$163,443

Contractual Maturities:
Due in one year or less	$79,176			$79,095
Due in one to three years	70,443			69,933
Due in 2017	14,450			14,415

Total	$164,069			$163,443

Reported as:
Short-term investments				$78,603
Long-term investments				84,348
Other non-current assets				492

Total				$163,443

The Company’s holdings in auction rate securities, or ARS, have stated final maturities in 2017, but are subject to interest rate resets and sale over time intervals of 28 days. Investments in ARS valued at $14.4 million have failed at auction. As a result of the failed auctions, these investments are currently illiquid and the interest rate on the investment is no longer determined by auction, but is set according to the terms of the issue (currently at the London Interbank Offering Rate plus 50 basis points). Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. As of June 30, 2008, the failed ARS each carry “AAA” ratings and continue to pay interest according to the stated terms on a monthly basis. ARS are presented at fair value which is based on a probability-weighted discounted cash flow analysis that relies upon certain estimates, including the probability-weighted term to settle and the discount rate applied to future cash flows. Based on the Company’s available cash, expected operating cash requirements, its belief that its holdings in ARS can be liquidated in approximately one year through a successful auction or redemption at par and its ability and intent to hold such investments until liquidation, the Company believes that the current illiquidity of these investments is temporary. However, due to the uncertainty in the liquidation period, investments in ARS are presented as long-term investments in the accompanying financial statements. The Company periodically reviews the assumptions used to determine fair value and classification of these securities based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, the credit rating of the investment, market risk and other factors. Future assessment of these assumptions may change the balance sheet classification of the investments or result in a conclusion that these investments are more than temporarily impaired which would result in a write down in the fair value of these investments and a corresponding loss that would be recognized in the Company’s operating results.

The Company has determined that unrealized losses are temporary and insignificant as to the extent of the decline, in both dollars and percentage of cost, and the Company has the ability and intent to hold its investments until it recovers at least substantially all of the cost of the investment. As of June 30, 2008, the period of continuous unrealized losses is less than twelve months.

The Company holds short term and long term available-for-sale securities that are measured at fair value which is determined on a recurring basis under Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement.” SFAS 157 establishes a fair value hierarchy that prioritizes the inputs and assumptions used, and the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described as follows:

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

The determination of a financial instrument’s level within the fair value hierarchy is based on an assessment of the lowest level of any input that is significant to the fair value measurement. The Company’s investment securities are classified within Level 1 or Level 2 of the fair value hierarchy prescribed by SFAS No. 157 because the value of the securities is based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy of FAS No. 157 as of June 30, 2008 (in thousands):

	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale securities	$31,484	$131,959	$—	$163,443

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

6. Collaborative agreements

In April 2002, the Company entered into a collaboration agreement with Genentech, Inc. granting it rights to use the Company’s antibody-drug conjugate, or ADC, technology. In June 2008, Genentech filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) for an ADC utilizing the Company’s ADC technology, triggering a milestone payment to the Company. Additionally, the Company received a pre-clinical milestone payment in May 2008 from Genentech for an ADC using the Company’s ADC technology. These milestone payments will be recognized as revenue over the remaining research term of the collaboration agreement using a time-based approach.

In June 2004, the Company entered into a collaboration agreement with CuraGen Corporation granting it rights to use the Company’s ADC technology. In April 2008, CuraGen initiated a phase II clinical trial of CR011-vcMMAE, an ADC for the treatment of metastatic melanoma, triggering a milestone payment to the Company. As the Company has no substantive continuing performance obligations under this agreement, this milestone payment was recognized as revenue in the second quarter of 2008.

In April 2008, the Company entered into a First Amendment to the Development and Supply Agreement with Abbott Laboratories, Inc., to manufacture the antibody component of the Company’s SGN-35 antibody-drug conjugate product candidate. Under the terms of the First Amendment, Abbott has agreed to perform GMP manufacturing to support future development activities and clinical trials of SGN-35. The Company’s total payments to Abbott under the First Amendment are expected to be approximately $7.3 million. In May 2008, the Company entered into a First Amendment to the Development and Supply Agreement with Abbott to manufacture the Company’s SGN-40 monoclonal antibody. Under the terms of the agreement, Abbott has agreed to perform GMP manufacturing of SGN-40 with total payments to Abbott expected to be approximately $4.1 million. The Company will be reimbursed by Genentech for the costs of the SGN-40 manufacturing pursuant to the collaboration agreement with Genentech. Payments under these Abbott agreements will be expensed over the term of the arrangement as the materials are delivered and services rendered.

In September 2004, the Company entered into an ADC collaboration with Bayer Pharmaceuticals Corporation. Under the terms of the multi-year agreement, Bayer paid the Company an upfront fee of $2.0 million for an exclusive license to the Company’s ADC technology for a single antigen. The upfront fee was recognized as revenue over the three year research period that ended in September 2007. In May 2008, the Company entered into a First Amendment to the collaboration agreement with Bayer. Under the terms of the amendment, Bayer paid the Company a fee to extend the research term of the agreement for an additional one year period to evaluate the use of additional targeting agents with the Company’s ADC technology to the same antigen covered by the collaboration agreement. Bayer pays material supply and research support fees for any assistance provided by the Company in developing ADC products, as well as annual maintenance fees. The extension fee, material supply and research support fees and other payments received are recognized as revenue over the research term of the agreement using a time-based approach. Bayer is responsible for research, product development, manufacturing and commercialization of all products under the collaboration and may make progress-dependent milestone payments and pay royalties on net sales of resulting ADC products.

7. Subsequent Events

On July 2, 2008, the Company entered into an ADC collaboration agreement with Daiichi Sankyo Co. Ltd. Under the terms of the multi-year agreement, the Company received a $4.0 million upfront fee for an exclusive license to its ADC technology to a single antigen target. Daiichi Sankyo will pay the Company progress-dependent milestones, annual maintenance fees and support fees as its ADC product candidates progress through development and royalties on product sales. The upfront fee and other payments received will be recorded as revenue over the three year development term of the collaboration agreement using a time based approach.

In December 2000, the Company leased an approximately 63,900 square foot facility used for its laboratory, discovery, research and development and general and administrative purposes. On July 1, 2008, the Company entered into a lease amendment to extend and modify the terms of this lease. The lease amendment provides for a reduction in the current base rent, an extension of the lease term to June 2018 and a reduction in level of security pledged by the Company under the lease. The Company is also entitled to receive a tenant improvement allowance which will be used to offset the cost of improvements to be made to the facility to accommodate the Company’s growth. The Company has two renewal options of five years each and has the option to terminate the lease effective June 2013 or June 2015 upon providing notice of its intent to accelerate the termination date of the lease and payment of a termination fee.

In June 2007, the Company entered into an operating lease for approximately 25,000 square feet of additional office space. The lease expires in June 2018 with two extension options, the first option for three years and the second option period for seven years. The lease allows for options to terminate the lease effective June 2011 or June 2014. In July 2008, the Company amended this lease to include an additional 25,000 square feet of office space under the same terms as the original lease.

Future minimum lease payments under all noncancelable operating leases, and not assuming the exercise by the Company of any termination or extension options, are as follows (in thousands):

Year ending December 31,
Remainder of 2008	$1,166
2009	2,648
2010	2,703
2011	2,745
2012	2,827
Thereafter	17,198

$29,287

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Seattle Genetics is a clinical-stage biotechnology company developing monoclonal antibody-based therapies for the treatment of cancer and autoimmune disease. Our business strategy is focused on advancing our portfolio of product candidates in diseases with unmet medical need and significant market potential. We have a worldwide collaboration agreement with Genentech to develop and commercialize our product candidate SGN-40. In addition, we currently have three other proprietary product candidates in ongoing clinical trials, SGN-33, SGN-35 and SGN-70, as well as several lead preclinical product candidates, including SGN-75 and an anti-CD19 antibody-drug conjugate. Our pipeline of product candidates is based upon two technologies: engineered monoclonal antibodies and monoclonal antibody-drug conjugates, or ADCs. These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as to increase the potency of monoclonal antibodies by linking them to a cell-killing payload to form an ADC. In addition to our internal pipeline, we have ADC license agreements with a number of leading biotechnology and pharmaceutical companies, including Genentech, Inc., Bayer Pharmaceuticals Corporation, CuraGen Corporation, Progenics Pharmaceuticals, Inc., Daiichi Sankyo Co Ltd., and MedImmune Inc., a wholly-owned subsidiary of AstraZeneca PLC, as well as an ADC co-development agreement with Agensys, Inc., a wholly-owned subsidiary of Astellas Pharma.

We do not currently have any commercial products for sale. All of our product candidates are in relatively early stages of development and significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of June 30, 2008, we had an accumulated deficit of $261.7 million. Over the next several years, we expect to incur substantial expenses as we continue to invest in research, development and manufacturing and move towards commercialization of our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds and resources. Our operating expenses will also likely increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards commercialization. We expect that a substantial portion of our revenues for the next several years will be the result of amortization of payments already received and expected to be received from Genentech under our SGN-40 collaboration agreement. Our revenues for the foreseeable future will also depend on achieving development and clinical milestones under our existing collaboration and license agreements, particularly our SGN-40 collaboration with Genentech, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Financial summary

To date, we have generated revenues principally from our collaboration and license agreements. These revenues include upfront technology access fees, milestone payments and reimbursement for support and materials supplied to our collaborators. For the six months ended June 30, 2008, revenues increased 72% to $17.1 million, compared to $9.9 million for the same period in 2007. Operating expenses increased 65% to $53.7 million, compared to $32.6 million for the same period in 2007. Our net loss for the six month period ended June 30, 2008 was $33.1 million, or $0.43 per share, compared to $19.4 million, or $0.35 per share, for the same period in 2007. As of June 30, 2008, we had $197.9 million in cash, cash equivalents and short-term and long-term investments and $124.1 million in total stockholders’ equity.

Results of Operations

Three months and six months ended June 30, 2008 and 2007

Revenues.

Total revenues increased 78% to $10.0 million in the second quarter of 2008 and increased 72% to $17.1 million in the first six months of 2008 from the comparable periods in 2007. Revenues by collaborator are summarized as follows:

	Three months ended June 30,			Six months ended June 30,
Collaboration and license agreement revenue ($ in thousands)	2008	2007	% change	2008	2007	% change
Genentech	$7,271	$4,222	72%	$13,638	$6,954	96%
CuraGen	1,062	25	4,148%	1,087	50	2,074%
Bayer	887	192	362%	918	612	50%
MedImmune	462	264	75%	880	528	67%
Progenics	252	275	(8)%	416	1,033	(60)%
Other	70	633	(89)%	150	770	81%

Total	$10,004	$5,611	78%	$17,089	$9,947	72%

Genentech revenues increased 72% to $7.3 million in the second quarter of 2008 and increased 96% to $13.6 million for the first six months of 2008 compared to the comparable periods in 2007. These increases are primarily the result of revenues earned under the SGN-40 collaboration agreement with Genentech entered into in January 2007. Under the terms of this agreement, we perform research and development activities over the six-year development period of the agreement, the costs of which are reimbursed by Genentech. The $60 million upfront payment received in 2007 and all reimbursement and milestone payments received are deferred and recognized as revenue over the development period of the agreement using a time-based method. Genentech revenues also reflect the earned portion of payments received under our ADC collaboration agreement. Revenues earned under our collaboration with CuraGen increased to $1.1 million in the second quarter of 2008 and increased to $1.1 million for the first six months of 2008 from comparable periods in 2007. The increases in 2008 reflect a phase II clinical trial initiation milestone payment received from CuraGen in the second quarter. Revenues earned under our Bayer collaboration increased 362% to $887,000 in the second quarter and increased 50% to $918,000 for the first six months of 2008 from the comparable periods in 2007. These increases reflect the earned portion of a collaboration extension payment received from Bayer in May 2008. Revenues earned under our MedImmune collaboration increased 75% to $462,000 in the second quarter and increased 67% to $880,000 for the first six months of 2008 from the comparable periods in 2007. These increases reflect the earned portion of a $1.0 million fee paid by MedImmune to exercise an option to license a second antigen target in October 2007. Revenues earned under our Progenics collaboration decreased 8% to $252,000 in the second quarter and decreased 60% to $416,000 for the first six months of 2008 from the comparable periods in 2007 primarily due to a preclinical milestone earned during the first quarter of 2007.

We anticipate that revenues in 2008 will increase compared to 2007 primarily as a result of higher amounts of revenue earned under our SGN-40 collaboration with Genentech. In addition, we may receive progress-dependent milestones, annual maintenance fees and support fees as our collaborators advance their ADC product candidates through the development process. We expect that future revenues will vary from quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our partners, the timing of milestones achieved and our ability to enter into additional collaboration agreements.

Research and development.

Research and development expenses increased 55% to $23.5 million in the second quarter of 2008 and increased 69% to $45.7 million in the first six months of 2008 from the comparable periods in 2007. Our research and development expenses are summarized as follows:

	Three months ended June 30,			Six months ended June 30,
Research and Development ($ in thousands)	2008	2007	% change	2008	2007	% change
Research	$3,870	$3,868	0%	$7,821	$7,333	7%
Development and contract manufacturing	7,408	5,299	40%	15,549	10,139	53%
Clinical	10,557	4,408	139%	19,215	6,927	177%
Stock compensation expense	1,664	1,604	4%	3,066	2,585	19%

Total	$23,499	$15,179	55%	$45,651	$26,984	69%

Research expenses remained relatively unchanged in the second quarter and increased 7% to $7.8 million in the first six months of 2008 from the comparable periods in 2007 primarily due to an increase in laboratory supply expenses and service costs. Development and contract manufacturing costs increased 40% to $7.4 million in the second quarter of 2008 and increased 53% to $15.5 million in the first six months of 2008 from the comparable periods in 2007. These increases reflect higher compensation and laboratory supply expenses related to increased staffing levels, the purchase of additional SGN-40 clinical supply from Abbott Laboratories during the first quarter of 2008 and increased SGN-35 manufacturing activities during the second quarter of 2008. Clinical costs increased 139% to $10.6 million in the second quarter of 2008 and increased 177% to $19.2 million in the first six months of 2008 from the comparable periods in 2007. These increases reflect expanded clinical trial activities for SGN-40, SGN-33 and SGN-35 as well as higher compensation costs related to increased staffing levels to support ongoing clinical trials. Share-based compensation expense remained relatively unchanged in the second quarter and increased 19% to $3.1 million in the first six months of 2008 from the comparable periods in 2007 reflecting the increase in the number of options outstanding associated with increased staffing levels and a higher per share value of options granted due to an increase in our common stock price. Share-based compensation expense in the second quarter of 2007 also includes a one-time severance-related amount.

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

	Three months ended June 30,		Six months ended June 30,		Five years ended June 30, 2008
Product Candidates ($ in thousands)	2008	2007	2008	2007
SGN-40	$2,818	$1,500	$7,754	$2,190	$23,383
SGN-33	3,085	2,269	5,226	3,317	16,770
SGN-35	2,293	292	3,941	676	14,275
SGN-70	395	595	625	1,639	8,220
SGN-75	444	148	933	274	1,667

Total third party costs	9,035	4,804	18,479	8,096	64,315
Unallocated costs and overhead	12,800	8,771	24,105	16,303	156,886
Stock compensation expense	1,664	1,604	3,067	2,585	11,984

Total research and development	$23,499	$15,179	$45,651	$26,984	$233,185

Our third party costs for SGN-40 increased in both the three months and six months ended June 30, 2008 and reflect phase I and II clinical trial costs and the purchase of additional clinical material from Abbott Laboratories in the first quarter of 2008. We expect third party costs associated with SGN-40 to increase as we continue to enroll patients into multiple ongoing clinical trials and contract with Abbott Laboratories to manufacture additional drug for clinical supply. Under our SGN-40 collaboration agreement, Genentech reimburses us for development activities that we perform under the agreement. Expenses that we incur under the SGN-40 collaboration are included in our research and development expense, while reimbursements of those expenses by Genentech are recognized as revenue over the six year development period of the agreement. Our third party costs for SGN-33 increased in both the three months and six months ended June 30, 2008 and reflect costs associated with our phase I and II clinical studies. We expect our third party costs for SGN-33 to increase from amounts incurred in 2007 as clinical activities expand and as a manufacturing resupply campaign begins later in the year at Laureate Pharma. Our third party costs for SGN-35 increased in both the three months and six months ended June 30, 2008 and reflects our phase I clinical trial and contract manufacturing activities. We expect third party costs for SGN-35 to increase as we expand our clinical trials and initiate contract manufacturing activities for additional clinical supply. Our third party costs for SGN-70 decreased in both the three months and six months ended June 30, 2008 primarily due to completion of manufacturing activities conducted by Laureate Pharma during 2007 to perform scale-up and GMP manufacturing of drug product to support clinical trials. We expect third party costs for SGN-70 to continue to decrease from amounts incurred in 2007, reflecting lower manufacturing and preclinical development activities which will be partially offset by increasing clinical trial costs as clinical activities expand in 2008. SGN-75 third party costs in the three months and six months ended June 30, 2008 have increased over 2007 levels and reflect IND-enabling activities that are underway. We expect third party costs for SGN-75 to increase during 2008 compared to 2007 as IND-enabling and manufacturing activities continue to enable the initiation of clinical trials.

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

General and administrative.

	Three months ended June 30,			Six months ended June 30,
General and administrative ($ in thousands)	2008	2007	% change	2008	2007	% change
General and administrative	$3,012	$2,377	27%	$6,122	$4,804	27%
Stock compensation expense	1,082	437	148%	1,907	830	130%

Total	$4,094	$2,814	45%	$8,029	$5,634	43%

General and administrative expenses increased 45% to $4.1 million in the second quarter of 2008 and increased 43% to $8.0 million for the first six months of 2008 from the comparable periods in 2007. General and administrative expenses, excluding share-based compensation expense, increased 27% to $3.0 million in the second quarter and 27% to $6.1 million for the first six months of 2008 from the comparable periods in 2007 primarily due to compensation expenses related to higher staffing levels. Share-based compensation expense increased 148% to $1.1 million during the second quarter of 2008 and 130% to $1.9 million for the first six months of 2008 from the comparable periods in 2007 reflecting additional stock option awards related to employee additions and higher per share value of options granted due to an increase in our common stock price. We anticipate that general and administrative expenses will continue to increase in 2008 as a result of increased costs related to adding personnel in support of the growth of our operations.

Investment income, net.

Investment income decreased 15% to $1.6 million in the second quarter of 2008 from the comparable period in 2007 primarily due to a decrease in the average yield on invested funds. Investment income increased 5% to $3.5 million in the first six months of 2008 from the comparable period in 2007 primarily due to higher levels of invested funds in 2008 following the completion of our common stock offering in January 2008 with net proceeds of $97.6 million.

Liquidity and capital resources.

Liquidity and capital resources ($ in thousands)	June 30, 2008	December 31, 2007
Cash, cash equivalents and investments	$197,859	$129,584
Working capital	$97,524	$90,003
Stockholders’ equity	$124,121	$53,986

	Six months ended June 30,
	2008	2007
Cash provided by (used in ):
Operating activities	$(26,883)	$44,297
Investing activities	$(96,895)	$(50,646)
Financing activities	$99,042	$2,287

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

Our combined cash, cash equivalents and investment securities increased to $197.9 million at June 30, 2008, compared to $129.6 million at December 31, 2007. This increase reflects cash provided by financing activities, which included net proceeds of $97.6 million from our common stock offering in January 2008. Our working capital was $97.5 million at June 30, 2008, compared to $90.0 million at December 31, 2007. We have structured our investment portfolio to align scheduled maturities of investment securities with our working capital needs. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for investments in U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, auction-rate securities, commercial paper and money market accounts. We currently hold auction rate securities valued at $14.4 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. As of June 30, 2008, each of the failed auction-rate securities carries a “AAA” rating and continues to pay interest according to the stated terms. Based on our available cash, expected operating cash requirements, our belief that our holdings in auction rate securities can be liquidated in approximately one year through a successful auction or redemption at par and our ability and intent to hold such investments until liquidation, we believe that the current illiquidity of these investments is temporary. However, we will reassess this conclusion in future reporting periods based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors. Any such future reassessment that results in a conclusion that these investments are more than temporarily impaired would result in a write down in the fair value of these investments.

Included in net cash used in investing activities in 2008 are capital expenditures related to leasehold improvements, furniture and fixtures in support of our expansion into our new building which we began occupying in December 2007 and the purchase of laboratory equipment in support of our research and development activities. We expect that our 2008 capital expenditures will increase compared to 2007, reflecting additional leasehold improvements and equipment purchases planned in connection with the expansion of our facilities to accommodate our growth.

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

Fair Value Inputs

We adopted SFAS No. 157, Fair Value Measurements on January 1, 2008. Fair value measurements reflect the assumptions that market participants would use in pricing an asset or liability based on the best information available. See Note 5 to the Condensed Consolidated Financial Statements.

We value our available-for-sale securities by using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities. The types of instruments valued based on quoted prices in markets that are not active, use broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include investment-grade corporate bonds, taxable municipal obligations, commercial paper and auction-rate securities. Management assesses the inputs of the pricing in order to categorize the financial instruments into the appropriate hierarchy levels prescribed by SFAS No. 157.

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

The following are our future minimum contractual commitments for the periods subsequent to June 30, 2008 (in thousands):

	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating leases	$29,287	$1,166	$2,648	$2,703	$2,745	$2,827	$17,198
Manufacturing, license and collaboration agreements	16,302	15,392	220	225	230	235	—
Tenant improvements, furnishings and equipment	85	85	—	—	—	—	—

Total	$45,674	$16,643	$2,868	$2,928	$2,975	$3,062	$17,198

Operating lease obligations do not assume the exercise by us of any termination or extension options, but do include obligations incurred pursuant to the lease amendments mentioned in Subsequent Events, Note 7 to the Condensed Consolidated Financial Statements. The minimum payments under manufacturing, license and collaboration agreements primarily represent contractual obligations related to performing scale-up and GMP manufacturing for monoclonal antibody and ADC products for use in our clinical trials, including obligations to Abbott Laboratories for manufacturing SGN-40 and the antibody component of SGN-35 and obligations to Laureate Pharma for manufacturing of SGN-33. The above table excludes royalties and payments of up to approximately $9.5 million in potential future milestone payments to third parties under manufacturing, license and collaboration agreements for our current development programs, which generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable with respect to timing, such contingent payments have not been included in the above table and will not be included until the event triggering such payment has occurred.

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

(b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At our annual meeting of stockholders held on May 16, 2008, stockholders representing a total of 75,802,130 shares of common stock, constituting a quorum, voted to approve the following proposals by the margins indicated:

1. To elect three directors to our board of directors to hold office until the 2011 annual meeting of stockholders.

	Number of Shares
Name	For	Withheld
Srinivas Akkaraju, M.D., Ph.D.	75,194,529	607,601
David W. Gryska	71,634,680	4,167,450
John P. McLaughlin	75,189,657	612,473

2. To approve an amendment to increase our authorized number of shares of Common Stock from 100,000,000 shares to 150,000,000 shares.

For	66,832,507
Against	8,813,406
Abstain	156,217

3. To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	75,446,467
Against	220,269
Abstain	135,394

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.4(4)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(3)	Form of Common Stock Warrant.

4.3(3)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	First Amendment to Development and Supply Agreement dated April 17, 2008 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.

10.2†	First Amendment to Development and Supply Agreement dated May 7, 2008 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.

10.3†	Amendment No. 1 to Collaboration and License Agreement dated May 15, 2008 between Seattle Genetics, Inc. and Bayer Healthcare, AG

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.

(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(4)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

†	Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ Clay B. Siegall
Clay B. Siegall
Chief Executive Officer

Date: August 8, 2008

EXHIBIT INDEX

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Designations of Series A Convertible Preferred Stock of Seattle Genetics, Inc.

3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.4(4)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(3)	Form of Common Stock Warrant.

4.3(3)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	First Amendment to Development and Supply Agreement dated April 17, 2008 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.

10.2†	First Amendment to Development and Supply Agreement dated May 7, 2008 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.

10.3†	Amendment No. 1 to Collaboration and License Agreement dated May 15, 2008 between Seattle Genetics, Inc. and Bayer Healthcare, AG

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on June 5, 2003.

(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(4)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

†	Confidential Treatment Requested