Form 10-Q
period 2008-09-30
SEATTLE GENETICS INC /WA
filed 2008-11-07
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

YES  ☐    NO  ☒

As of November 6, 2008, there were 79,775,584 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$24,413	$59,644
Short-term investments	80,113	51,717
Interest receivable	2,069	758
Accounts receivable	6,595	5,988
Prepaid expenses and other current assets	6,753	1,244

Total current assets	119,943	119,351
Property and equipment, net	11,013	10,294
Long-term investments	82,568	18,223
Other non-current assets	476	662

Total assets	$214,000	$148,530

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$14,917	$10,475
Current portion of deferred revenue	23,126	18,873

Total current liabilities	38,043	29,348

Long-term liabilities
Deferred revenue, less current portion	68,771	64,786
Deferred rent and other long-term liabilities	1,378	410

Total long-term liabilities	70,149	65,196

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 150,000 shares authorized at September 30, 2008 and 100,000 authorized at December 31, 2007; 79,772 shares issued and outstanding at September 30, 2008 and 67,524 shares issued and outstanding at December 31, 2007	80	68
Additional paid-in capital	391,256	282,324
Accumulated other comprehensive gain (loss)	(2,103)	115
Accumulated deficit	(283,425)	(228,521)

Total stockholders’ equity	105,808	53,986

Total liabilities and stockholders’ equity	$214,000	$148,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues from collaboration and license agreements	$8,079	$4,637	$25,168	$14,584

Operating expenses
Research and development	27,711	17,735	73,362	44,719
General and administrative	3,687	3,297	11,716	8,931

Total operating expenses	31,398	21,032	85,078	53,650

Loss from operations	(23,319)	(16,395)	(59,910)	(39,066)
Investment income, net	1,555	1,782	5,006	5,075

Net loss	$(21,764)	$(14,613)	$(54,904)	$(33,991)

Net loss per share – basic and diluted	$(0.27)	$(0.22)	$(0.70)	$(0.57)

Shares used in computation of net loss per share – basic and diluted	79,559	65,957	78,369	59,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2008	2007
Operating activities
Net loss	$(54,904)	$(33,991)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	7,400	5,417
Depreciation and amortization	2,488	1,879
Amortization on investments	1,035	(649)
Deferred rent and other long-term liabilities	968	(28)
Changes in operating assets and liabilities
Interest receivable	(1,311)	(410)
Accounts receivable	(607)	(4,490)
Prepaid expenses and other current assets	(5,509)	(641)
Accounts payable and accrued liabilities	5,209	2,802
Deferred revenue	8,238	64,441

Net cash (used in) provided by operating activities	(36,993)	34,330

Investing activities
Purchases of securities available for sale	(154,336)	(162,420)
Proceeds from maturities of securities available for sale	51,528	127,507
Proceeds from sales of securities available for sale	7,000	2,250
Purchases of property and equipment	(3,974)	(2,326)

Net cash used in investing activities	(99,782)	(34,989)

Financing activities
Net proceeds from issuance of common stock	97,628	—
Proceeds from exercise of stock options and employee stock purchase plan	3,916	4,921

Net cash provided by financing activities	101,544	4,921

Net (decrease) increase in cash and cash equivalents	(35,231)	4,262
Cash and cash equivalents, at beginning of period	59,644	9,137

Cash and cash equivalents, at end of period	$24,413	$13,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiary, Seattle Genetics UK, Ltd. (collectively “Seattle Genetics” or the “Company”). These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. These financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share amounts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The results of the Company’s operations for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for a full year.

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

In November 2007, the Emerging Issues Task Force Board ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.” Under EITF 07-1, the Company will disclose the nature and purpose of its co-development collaborative arrangements in the annual financial statements, its rights and obligations under collaborative arrangements, the stage of the underlying endeavor’s life cycle, the Company’s accounting policies for the arrangements and the statement of operations classification and significant financial statement amounts related to the collaborative arrangements. EITF 07-1 will be effective for the Company beginning in January 2009 and will require the Company to apply EITF 07-1 as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date of EITF 07-1. The Company is currently assessing the impact of EITF 07-1 on its results of operations, cash flows and financial condition.

3. Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all previously outstanding shares of convertible preferred stock and warrants and options to purchase common stock from the calculation of diluted net loss per share as such securities are antidilutive for all periods presented.

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Convertible preferred stock	—	807	—	7,193
Warrants to purchase common stock	1,925	2,050	1,925	2,050
Options to purchase common stock	8,007	7,249	7,679	6,934

Total	9,932	10,106	9,604	16,177

4. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available-for-sale investments are included in comprehensive loss. Comprehensive loss and its components were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(21,764)	$(14,613)	$(54,904)	$(33,991)
Unrealized loss on securities available for sale	(1,477)	187	(2,218)	88

Comprehensive loss	$(23,241)	$(14,426)	$(57,122)	$(33,903)

5. Investments

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2008
U.S. corporate obligations	$98,166	$30	$(1,679)	$96,517
Auction rate securities	14,450		(445)	14,005
U.S. government and agencies	29,433		(100)	29,333
Taxable municipal bonds	23,036	107	(16)	23,127

Total	$165,085	$137	$(2,240)	$162,982

Contractual Maturities:
Due in one year or less	$80,957			$80,414
Due in one to three years	69,678			68,563
Due in 2017	14,450			14,005

Total	$165,085			$162,982

Reported as:
Short-term investments				$80,113
Long-term investments				82,568
Other non-current assets				301

Total				$162,982

The Company’s holdings in auction rate securities, or ARS, have stated final maturities in 2017, but are subject to interest rate resets and sale over time intervals of 28 days. Investments in ARS valued at approximately $14.0 million have failed at auction. As a result of the failed auctions, these investments are currently illiquid and the interest rate on the investments is no longer determined by auction, but is set according to the terms of the issue (112.5 to 175 basis points above the one-month London Interbank Offering Rate (LIBOR) as of September 30, 2008). Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. As of September 30, 2008, the failed ARS were rated “AAA” by Standard & Poors and were rated “A” by Fitch, and continued to pay interest according to the stated terms on a monthly basis. ARS are presented at fair value which is based on a probability-weighted discounted cash flow analysis that relies upon certain estimates, including the probability-weighted term to settle and the discount rate applied to future cash flows. Based on the Company’s available cash, expected operating cash requirements, its belief that its holdings in ARS can be liquidated in approximately one to three years at par and its ability and intent based on the current assessment of the Company’s future operating plans to hold such investments until liquidation, the Company believes that the current illiquidity of these investments is temporary. Due to the uncertainty in the liquidation period, investments in ARS are presented as long-term investments in the accompanying financial statements. The Company periodically reviews the assumptions used to determine fair value and classification of these securities based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, the credit rating of the investment, market risk and other factors. Future assessment of these assumptions may change the balance sheet classification of the investments or result in a conclusion that the unrealized losses on these investments are other than temporary which would result in a write down in the fair value of these investments and a corresponding loss that would be recognized in the Company’s operating results.

The Company has determined that unrealized losses are temporary and insignificant as to the extent of the decline and the Company has the ability and intent to hold its investments until it recovers substantially all of the cost of the investment. As of September 30, 2008, the period of continuous unrealized losses is less than twelve months.

The Company holds short term and long term available-for-sale securities that are measured at fair value which is determined on a recurring basis under Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement.“ SFAS 157 establishes a fair value hierarchy that prioritizes the inputs and assumptions used, and the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;
Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active,” which clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

The determination of a financial instrument’s level within the fair value hierarchy is based on an assessment of the lowest level of any input that is significant to the fair value measurement. The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy of FAS No. 157 as of September 30, 2008 (in thousands):

	Fair Value Measurement at September 30, 2008 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale securities	$301	$148,676	$14,005	$162,982

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, include most U.S. government and agency securities. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include most investment-grade corporate bonds, U.S. agency obligations, taxable municipal bonds and commercial paper. Level 3 investments consist of auction rate securities and account for 9% of total assets measured at fair value.

Due to the overall instability in the global credit and financial markets, the time to liquidation input used in the Company’s probability-weighted discounted cash flow model used to value ARS has been extended and is no longer considered observable. Accordingly, the ARS were reclassified as Level 3 investments during the quarter ended September 30, 2008. The following table contains a roll-forward of the fair value of the Company’s ARS where fair value is determined using Level 3 inputs:

Fair Value
Balance as of December 31, 2007	$—
Fair value transferred in from Level 2 available-for-sale-securities	14,450
Unrealized loss reflected as a component of other comprehensive income	(445)

Balance as of September 30, 2008	$14,005

For the three and nine months ended September 30, 2008, the Company recognized in other comprehensive income unrealized losses of $410,000 and $447,000, respectively.

6. Collaborative agreements

On July 2, 2008, the Company entered into an antibody-drug conjugate, or ADC, collaboration agreement with Daiichi Sankyo Co., Ltd. Under the terms of the multi-year agreement, the Company received a $4.0 million upfront fee for an exclusive license to its ADC technology to a single antigen target. Daiichi Sankyo is obligated to pay the Company progress-dependent milestones, annual maintenance fees and support fees as its ADC product candidates progress through development and royalties on product sales. The upfront fee and other payments received will be recorded as revenue over the three year development term of the collaboration agreement using a time-based approach.

7. Commitments

In December 2000, the Company leased an approximately 63,900 square foot facility used for its laboratory, discovery, research and development and general and administrative purposes. In July 2008, the Company entered into a lease amendment to extend and modify the terms of this lease. The lease amendment provides for a reduction in the base rent, an extension of the lease term to June 2018 and a reduction in level of security pledged by the Company under the lease. The Company is also entitled to receive a tenant improvement allowance which will be used to offset the cost of improvements to be made to the facility to accommodate the Company’s anticipated growth. The Company has two renewal options of five years each and has the option to terminate the lease effective June 2013 or June 2015 upon providing notice of its intent to accelerate the termination date of the lease and payment of a termination fee.

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

Future minimum lease payments under all noncancelable operating leases, and not assuming the exercise by the Company of any termination or extension options, are as follows (in thousands):

Year ending December 31,
Remainder of 2008	$606
2009	2,648
2010	2,703
2011	2,745
2012	2,827
Thereafter	17,198

$28,727

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, might, will, should, expect, plan, anticipate, project, believe, estimate, predict, potential, intend or continue, the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A. of Part I of our Form 10-K for the fiscal year ended December 31, 2007, as updated in Item 1A. of Part II of this Form 10-Q, as well as those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

Seattle Genetics is a clinical-stage biotechnology company developing monoclonal antibody-based therapies for the treatment of cancer and autoimmune disease. Our business strategy is focused on advancing our portfolio of product candidates in diseases with unmet medical need and significant market potential. We have a worldwide collaboration agreement with Genentech to develop and commercialize our product candidate dacetuzumab (SGN-40). In addition, we currently have three other proprietary product candidates in ongoing clinical trials, lintuzumab (SGN-33), SGN-35 and SGN-70, as well as several lead preclinical product candidates, including SGN-75 and SGN-19A. Our pipeline of product candidates is based upon two technologies: engineered monoclonal antibodies and monoclonal antibody-drug conjugates, or ADCs. These technologies enable us to develop monoclonal antibodies that can kill target cells on their own as well as to increase the potency of monoclonal antibodies by linking them to a cell-killing payload to form an ADC. In addition to our internal pipeline, we have ADC license agreements with a number of leading biotechnology and pharmaceutical companies, including Genentech, Inc., Bayer Healthcare, AG, CuraGen Corporation, Progenics Pharmaceuticals, Inc., Daiichi Sankyo Co., Ltd., and MedImmune, Inc., a wholly-owned subsidiary of AstraZeneca PLC, as well as an ADC co-development agreement with Agensys, Inc., a wholly-owned subsidiary of Astellas Pharma.

We do not currently have any commercial products for sale. All of our product candidates are in relatively early stages of development and significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of September 30, 2008, we had an accumulated deficit of $283.4 million. Over the next several years, we expect to incur substantial expenses as we continue to invest in research, development and manufacturing and move towards commercialization of our product candidates. Our commitment of resources to research and the continued development and potential commercialization of our product candidates will require substantial additional funds and resources. Our operating expenses will also likely increase as we invest in research or acquire additional technologies, as additional product candidates are selected for clinical development and as some of our earlier stage product candidates move into later stage clinical development. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards commercialization. We expect that a substantial portion of our revenues for the next several years will be the result of amortization of payments already received and expected to be received from Genentech under our dacetuzumab collaboration agreement. Our revenues for the foreseeable future will also depend on the achievement of development and clinical milestones under our existing collaboration and license agreements, particularly our dacetuzumab collaboration with Genentech, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Financial summary

To date, we have generated revenues principally from our collaboration and license agreements. These revenues reflect upfront technology access fees, milestone payments and reimbursement for support and materials supplied to our collaborators. For the nine months ended September 30, 2008, revenues increased 73% to $25.2 million, compared to $14.6 million for the same period in 2007. Operating expenses increased 59% to $85.1 million, compared to $53.7 million for the same period in 2007. Our net loss for the nine month period ended September 30, 2008 was $54.9 million, or $0.70 per share, compared to $34.0 million, or $0.57 per share, for the same period in 2007. As of September 30, 2008, we had $187.1 million in cash, cash equivalents and short-term and long-term investments, and $105.8 million in total stockholders’ equity.

Results of Operations

Three months and nine months ended September 30, 2008 and 2007

Revenues.

Total revenues increased 74% to $8.1 million in the third quarter of 2008 and increased 73% to $25.2 million in the first nine months of 2008 from the comparable periods in 2007. Revenues by collaborator are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2008	2007	% change	2008	2007	% change
Genentech	$6,850	$3,766	82%	$20,488	$10,720	91%
MedImmune	436	249	75%	1,316	777	69%
CuraGen	50	25	100%	1,137	75	1416%
Bayer	63	215	(71)%	981	827	19%
Progenics	52	182	(71)%	468	1,215	(61)%
Daiichi Sankyo	354	—	N/A (1)	354	—	N/A (1)
Other	274	200	37%	424	970	(56)%

Total	$8,079	$4,637	74%	$25,168	$14,584	73%

(1)	No comparable data for prior period.

Genentech revenues increased 82% to $6.9 million in the third quarter of 2008 and increased 91% to $20.5 million for the first nine months of 2008 compared to the comparable periods in 2007. These increases are primarily the result of revenues earned under the dacetuzumab collaboration agreement with Genentech entered into in January 2007. Under the terms of this agreement, we perform research and development activities over the six-year development period of the agreement, the costs of which are reimbursed by Genentech. We are also entitled to receive milestones as dacetuzumab progresses through development and royalties on future product sales. The $60 million upfront payment received in 2007 and all reimbursement and milestone payments received are deferred and recognized as revenue over the development period of the agreement using a time-based method. Genentech revenues also reflect the earned portion of payments received under our ADC collaboration agreement. Revenues earned during the first nine months of 2008 under our collaboration with CuraGen increased by $1.1 million over the amount earned in the first nine months of 2007. The increase in 2008 reflects a $1.0 million phase II clinical trial initiation milestone payment received from CuraGen in the second quarter. Revenues earned under our Bayer collaboration decreased 71% in the third quarter of 2008 compared to the third quarter of 2007 due to lower requirements for research materials by Bayer in the 2008 third quarter. Bayer revenue increased 19% for the first nine months of 2008 from the comparable period in 2007 and reflects the earned portion of a $1.0 million collaboration extension payment received from Bayer in May 2008. Revenues earned under our MedImmune collaboration increased 75% to $436,000 in the third quarter and increased 69% to $1.3 million for the first nine months of 2008 from the comparable periods in 2007. The increase for both periods results from the earned portion of a $1.5 million fee paid by MedImmune to exercise an option to license a second antigen target in October 2007. Revenues earned under our Progenics collaboration decreased 71% to $52,000 in the third quarter and decreased 61% to $468,000 for the first nine months of 2008 from the comparable periods in 2007. The decrease in the third quarter of 2008 was due to the completion of the research term of the agreement in June 2008. In addition, revenue for the first nine months of 2008 was lower due to a preclinical milestone earned during the first nine months of 2007. Daiichi Sankyo revenue reflects the earned portion of a $4.0 million upfront payment received by us in the third quarter of 2008, and reimbursable support and research materials provided to Daiichi Sankyo by us under the ADC collaboration agreement we entered into with Daiichi Sankyo in July 2008.

Our revenue is impacted by progress-dependent milestones, annual maintenance fees and reimbursement and support fees as our collaborators advance product candidates through the development process. We expect future collaboration and license agreement revenue to trend higher in the near term. However, revenue may vary substantially from quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, the timing of milestones achieved and our ability to enter into additional collaboration agreements. In addition, we have a significant balance in deferred revenue representing prior payments from collaborators. This deferred revenue will be recognized as revenue in the future using a time-based approach.

Research and development.

Research and development expenses increased 56% to $27.7 million in the third quarter of 2008 and increased 64% to $73.4 million in the first nine months of 2008 from the comparable periods in 2007. Our research and development expenses are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Research and Development ($ in thousands)	2008	2007	% change	2008	2007	% change
Research	$3,431	$3,358	2%	$11,252	$10,691	5%
Development and contract manufacturing	10,673	5,551	92%	26,222	15,690	67%
Clinical	12,107	7,556	60%	31,321	14,483	116%
Stock compensation expense	1,500	1,270	18%	4,567	3,855	18%

Total research and development expenses	$27,711	$17,735	56%	$73,362	$44,719	64%

Research expenses increased moderately during 2008 from the comparable periods in 2007 and primarily reflect an increase in laboratory supply expenses and service costs during the periods. Development and contract manufacturing costs increased 92% to $10.7 million in the third quarter of 2008 and increased 67% to $26.2 million in the first nine months of 2008 from the comparable periods in 2007. These increases reflect higher compensation related to increased staffing levels, laboratory supply expenses and increased manufacturing costs associated with supplying dacetuzumab, lintuzumab and SGN-35 for the Company’s clinical trials. Clinical costs increased 60% to $12.1 million in the third quarter of 2008 and increased 116% to $31.3 million in the first nine months of 2008 from the comparable periods in 2007. These increases reflect expanded clinical trial activities for dacetuzumab, lintuzumab and SGN-35 as well as higher compensation costs related to increased staffing levels to support ongoing clinical trials. Share-based compensation expense increased 18% for both the three month and nine month periods ended September 30, 2008 from the comparable periods in 2007, reflecting the increase in the number of options outstanding associated with increased staffing levels and a higher per share value of options granted due to an increase in our common stock price.

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

	Three months ended September 30,		Nine months ended September 30,		Five years ended September 30, 2008
Product Candidates ($ in thousands)	2008	2007	2008	2007
dacetuzumab (SGN-40)	$4,002	$2,853	$12,021	$5,043	$27,615
lintuzumab (SGN-33)	4,620	2,574	10,215	5,891	21,759
SGN-35	3,862	839	7,835	1,515	17,863
SGN-75	924	100	1,889	374	2,623
SGN-70	511	1,314	1,136	2,953	8,731

Total third party costs	13,919	7,680	33,096	15,776	78,591
Unallocated costs and overhead	12,292	8,785	35,699	25,088	163,475
Stock compensation expense	1,500	1,270	4,567	3,855	13,367

Total research and development expenses	$27,711	$17,735	$73,362	$44,719	$255,433

Our third party costs for dacetuzumab increased in both the three months and nine months ended September 30, 2008 and reflect phase I and II clinical trial costs and higher contract manufacturing costs for additional clinical supply. We expect third party costs associated with dacetuzumab to increase as we continue to enroll patients into multiple ongoing clinical trials and contract with outside firms to manufacture additional drug for clinical supply. Under our dacetuzumab collaboration agreement, Genentech reimburses us for development activities that we perform under the agreement. Expenses that we incur under the dacetuzumab collaboration are included in our research and development expense, while reimbursements of those expenses by Genentech are recognized as revenue over the six year development period of the agreement. Our third party costs for lintuzumab increased in both the three months and nine months ended September 30, 2008, and reflect costs associated with our phase I and II clinical studies. We expect our third party costs for lintuzumab to increase from amounts incurred in 2007 as clinical activities expand and as manufacturing resupply activities continue. Our third party costs for SGN-35 increased in both the three months and nine months ended September 30, 2008 and reflects our phase I clinical trial and contract manufacturing activities. We expect third party costs for SGN-35 to increase as we expand our clinical trials, including pivotal trials planned to begin in 2009, and pursue contract manufacturing activities for additional clinical supply. Our third party costs for SGN-70 decreased in both the three months and nine months ended September 30, 2008 primarily due to completion of manufacturing activities conducted during 2007 to perform scale-up and GMP manufacturing of drug product to support clinical trials. We expect third party costs for SGN-70 to continue to decrease from amounts incurred in 2007, reflecting lower manufacturing and preclinical development activities which we expect will be partially offset by increasing clinical trial costs as clinical activities expand in 2008. SGN-75 third party costs in the three months and nine months ended September 30, 2008 have increased over 2007 levels and reflect IND-enabling activities that are underway. We expect third party costs for SGN-75 to increase during 2008 compared to 2007 as these activities continue in preparation for the potential filing of an IND and the initiation of clinical trials.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost of completion. In order to advance our product candidates toward commercialization, the product candidates are tested in several preclinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that may take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

Furthermore, our strategy may include entering into additional collaborations with third parties to participate in the development and commercialization of some of our product candidates. In these situations, the preclinical development or clinical trial process for a product candidate and the estimated completion date may largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

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

The risks and uncertainties associated with our research and development projects are discussed more fully in the section entitled “Risk Factors” that appears in our periodic reports filed with the SEC, including in our annual Form 10-K for the year ended December 31, 2007 as updated by this quarterly report on Form 10-Q. As a result of the uncertainties discussed above, we are unable to determine with any degree of certainty the anticipated completion dates or completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of our product candidates.

General and administrative.

	Three months ended September 30,			Nine months ended September 30,
General and administrative ($ in thousands)	2008	2007	% change	2008	2007	% change
General and administrative, excluding share-based compensation expense	$2,761	$2,565	8%	$8,883	$7,369	21%
Share-based compensation expense	926	732	27%	2,833	1,562	81%

Total general and administrative expenses	$3,687	$3,297	12%	$11,716	$8,931	31%

General and administrative expenses increased 12% to $3.7 million in the third quarter of 2008 and increased 31% to $11.7 million for the first nine months of 2008 from the comparable periods in 2007. General and administrative expenses, excluding share-based compensation expense, increased 8% to $2.8 million in the third quarter and 21% to $8.9 million for the first nine months of 2008 from the comparable periods in 2007 primarily due to compensation expenses related to higher staffing levels. Share-based compensation expense included in general and administrative expenses increased 27% to $926,000 during the third quarter of 2008 and 81% to $2.8 million for the first nine months of 2008 from the comparable periods in 2007 reflecting additional stock option awards related to employee additions and higher per share value of options granted due to an increase in our common stock price. We anticipate that general and administrative expenses will continue to increase in 2008 as a result of increased costs related to adding personnel in support of the anticipated growth of our operations.

Investment income, net.

Investment income, net decreased 13% to $1.6 million in the third quarter of 2008 and decreased by 1% to $5 million for the first nine months of 2008 from the comparable periods in 2007. Higher average investment balances in both 2008 periods were offset by lower average yields on investments.

Liquidity and capital resources.

Liquidity and capital resources ($ in thousands)	September 30, 2008	December 31, 2007
Cash, cash equivalents and investments	$187,094	$129,584
Working capital	$81,900	$90,003
Stockholders’ equity	$105,808	$53,986

	Nine months ended September 30,
	2008	2007
Cash provided by (used in):
Operating activities	$(36,993)	$34,330
Investing activities	$(99,782)	$(34,989)
Financing activities	$101,544	$4,921

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

Our combined cash, cash equivalents and investment securities increased to $187.1 million at September 30, 2008, compared to $129.6 million at December 31, 2007. This increase reflects cash provided by financing activities, which included net proceeds of $97.6 million from our public offering of common stock in January 2008. Our working capital was $81.9 million at September 30, 2008, compared to $90.0 million at December 31, 2007. We have structured our investment portfolio to align scheduled maturities of investment securities with our working capital needs. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for investments in U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, ARS, commercial paper and money market accounts. As of September 30, 2008 we held ARS valued at approximately $14.0 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. As of September 30, 2008, each of the failed ARS carried a “AAA” Standard & Poors rating and an “A” Fitch rating, and continued to pay interest according to the stated terms. In October 2008, holdings in ARS valued on the September 30, 2008 balance sheet at $6.9 million were downgraded by Fitch to “BBB.” As a result of the downgrade, the interest rate on these ARS will increase to 200 basis points above the one-month LIBOR. Based on our available cash, expected operating cash requirements, our belief that our holdings in ARS can be liquidated in approximately one to three years at par and our ability and intent based on the current assessment of the Company’s future operating plans to hold such investments until liquidation, we believe that the current illiquidity of these investments is temporary. However, we will reassess this conclusion in future reporting periods based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, further deterioration of the credit rating of the investment, market risk and other factors. Any such future reassessment that results in a conclusion that the unrealized losses on these investments are other than temporary would result in a write down in the fair value of these investments. Such a write down would be recognized in our operating results.

The global credit and financial markets have recently experienced a period of unusual volatility and illiquidity. Unless and until this resolves, it may be difficult for us to liquidate investments prior to their maturity without incurring a loss. As of September 30, 2008, our cash, cash equivalents and investment securities are presented net of a $2.1 million unrealized loss. This amount represents the difference between our amortized cost and the fair market value of the investments and is included in accumulated other comprehensive gain (loss). As of September 30, 2008, we had $104 million held in cash reserves or investment-grade debt securities that will mature within the next twelve months. We believe that this provides us with adequate liquidity over this period to fund our planned operations. Our investment portfolio is structured to provide for investment maturities and access to cash that aligns with our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss.

Included in net cash used in investing activities in 2008 are capital expenditures related to the purchase of laboratory equipment in support of our research and development activities and for leasehold improvements, furniture and fixtures in support of our expansion into a new building which we began to occupy in December 2007. We expect that our 2008 capital expenditures will increase compared to 2007, reflecting additional leasehold improvements and equipment purchases planned in connection with further expansion of our facilities to accommodate our anticipated growth.

At our currently planned spending rate, we believe that our current financial resources in addition to the expected fees and milestone payments earned under the dacetuzumab collaboration agreement with Genentech and other existing collaboration and license agreements will be sufficient to fund our operations into 2010. However, changes in our spending rate may occur that would consume available capital resources sooner, such as increased manufacturing and clinical trial expenses preceding commercialization of a product candidate. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, public or private equity or debt financings. However, the global credit markets and the financial services industry have recently been experiencing a period of unusual volatility and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. government. These events have generally made equity and debt financing more difficult to obtain. As a result of these recent events and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs, which may adversely affect our business and operations.

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

The following table reflects our future minimum contractual commitments for the periods subsequent to September 30, 2008 (in thousands):

	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Operating leases	$28,727	$606	$2,648	$2,703	$2,745	$2,827	$17,198
Manufacturing, license & collaboration agreements	19,874	14,920	4,264	225	230	235	—

Total	$48,601	$15,526	$6,912	$2,928	$2,975	$3,062	$17,198

Operating lease obligations do not assume the exercise by us of any termination or extension options. The minimum payments under manufacturing, license and collaboration agreements primarily represent contractual obligations related to performing scale-up and GMP manufacturing for monoclonal antibody and ADC products for use in our clinical trials. The above table excludes royalties on potential future product sales and payments of up to approximately $9.5 million in potential future milestone payments to third parties under manufacturing, license and collaboration agreements for our current development programs, which generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable with respect to timing, such contingent payments have not been included in the above table and will not be included until the event triggering such payment has occurred.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2008 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. As of September 30, 2008 and December 31, 2007, we had short-term investments of $80.1 million and $51.7 million, respectively, and long-term investments of $82.6 million and $18.2 million, respectively. However, included in such long-term investments as of September 30, 2008 are auction-rate securities valued at approximately $14.0 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In accordance with our investment policy, we do not have any derivative financial instruments in our investment portfolio. We invest in high quality interest-bearing instruments, including U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, adjustable mortgage-backed securities, auction-rate securities, commercial paper and money market accounts. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.7 million in the fair value of our investments as of September 30, 2008.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and the Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, they have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective.

(b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial also may adversely affect our business, financial condition and results of operations. For discussion of some of our potential risks or uncertainties, refer to Part I, Item 1A., Risk Factors, included in our Form 10-K for the fiscal year ended December 31, 2007 as filed with the SEC. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Current global credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash equivalents, short-term investments or auction rate securities and our ability to fund our planned operations.

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for investments in U.S. government and agency securities, high-grade U.S. corporate bonds, taxable municipal bonds, mortgage-backed securities, auction rate securities, or ARS, commercial paper and money market accounts. As of September 30, 2008 we held ARS valued at approximately $14.0 million that have failed at auction and are currently illiquid. As of September 30, 2008, each of the failed ARS carried a “AAA” Standard & Poors rating and an “A” Fitch rating; however, in October 2008, holdings in ARS valued on our September 30, 2008 balance sheet at $6.9 million were downgraded by Fitch to “BBB.” As a result of the downgrade, the interest rate on these ARS will increase to 200 basis points above the one-month LIBOR. While, as of the date of this filing, we are not aware of any other downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash equivalents, short-term or long-term investments or ARS, no assurance can be given that further deterioration in the global credit and financial markets, which have recently experienced a period of unusual volatility and illiquidity, would not negatively impact or impair our current portfolio of cash equivalents, short-term or long-term investments or ARS and our ability to fund our planned operations. Further, unless and until the current global credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss.

Item 6.	Exhibits

Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(4)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.4(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(2)	Form of Common Stock Warrant.

4.3	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Second Amendment to Lease dated July 1, 2008 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.2†	Collaboration Agreement dated July 2, 2008 between Seattle Genetics, Inc. and Daiichi Sankyo Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

Number	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

†	Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: November 7, 2008

EXHIBIT INDEX

Item 6.	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(4)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.4(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(2)	Form of Common Stock Warrant.

4.3	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†	Second Amendment to Lease dated July 1, 2008 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.2†	Collaboration Agreement dated July 2, 2008 between Seattle Genetics, Inc. and Daiichi Sankyo Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

†	Confidential Treatment Requested