Form 10-K
period 2008-12-31
SEATTLE GENETICS INC /WA
filed 2009-03-13
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☒    NO  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $516 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Market reported for such date. Excludes an aggregate of 18,324,699 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 85,613,588 shares of the registrant’s Common Stock issued and outstanding as of March 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2009 Annual Meeting of Stockholders.

SEATTLE GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Item 1. Business.

Overview

Seattle Genetics is a clinical stage biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for the treatment of cancer and autoimmune disease. We initiated a pivotal trial of our lead product candidate, SGN-35, during the first quarter of 2009 for patients with relapsed or refractory Hodgkin lymphoma under a special protocol assessment, or SPA, with the U.S. Food and Drug Administration, or FDA. SGN-35 is empowered by our proprietary antibody-drug conjugate, or ADC, technology comprising highly potent synthetic drugs and stable linkers for attaching the drugs to monoclonal antibodies. In addition, we have three other product candidates in ongoing clinical trials: dacetuzumab (SGN-40), lintuzumab (SGN-33) and SGN-70. Dacetuzumab is being developed under a worldwide collaboration with Genentech, Inc.

We have collaborations for our ADC technology with a number of leading biotechnology and pharmaceutical companies, including Genentech, Inc., Bayer Pharmaceuticals Corporation, CuraGen Corporation, Progenics Pharmaceuticals, Inc., Daiichi Sankyo Co., Ltd. and MedImmune, Inc., a subsidiary of AstraZeneca, Inc., as well as an ADC co-development agreement with Agensys, Inc., a subsidiary of Astellas Pharma, Inc.

Monoclonal Antibodies for Cancer Therapy

Antibodies are proteins released by the immune system’s B-cells, a type of white blood cell, in response to the presence of a foreign entity in the body, such as a virus or bacteria, or in some abnormal cases, during an autoimmune response. B-cells collectively produce millions of different kinds of antibodies, which have slightly different characteristics that enable them to bind to specific molecular targets. Once bound to the specific target, the antibody may neutralize the target cell directly or recruit other parts of the immune system to neutralize the target cell. Antibodies that have identical molecular structures and bind to a specific target are called monoclonal antibodies. The inherent selectivity of monoclonal antibodies makes them ideally suited for targeting specific cells, such as cancer cells, while bypassing most normal tissue.

There are an increasing number of antibody-based products that have been approved for the treatment of cancer. These include six engineered monoclonal antibodies (Rituxan®, Herceptin®, Campath®, Avastin®, Erbitux® and Vectibix®), two radionuclide-conjugated monoclonal antibodies (Zevalin® and Bexxar®) and an antibody-drug conjugate (Mylotarg®). Together, these nine products generated worldwide sales of more than $20 billion in 2008. Additionally, there are many monoclonal antibodies in preclinical and clinical development that are likely to increase the number of monoclonal antibody-based commercial products in the future.

Cancer is the second most common cause of death in the United States, resulting in over 565,000 deaths annually. The American Cancer Society estimated that more than 1.4 million new cases of cancer were diagnosed in the United States during 2008. The World Health Organization estimates that more than 11 million people worldwide are diagnosed with cancer each year, a rate that is expected to increase to an estimated 15 million people annually by the year 2030. Cancer causes nearly eight million deaths worldwide each year and, according to the National Cancer Institute, approximately 35 percent of people with cancer will die within five years from being diagnosed.

Our Monoclonal Antibody Technologies

Our pipeline of monoclonal antibody-based product candidates utilizes two technologies to maximize antitumor activity and reduce toxicity. The first technology is the use of genetic engineering to produce monoclonal antibodies that have intrinsic antitumor activity with lowered risk of adverse events or autoimmune response. The second technology involves attaching a highly potent cytotoxic drug to an antibody, which delivers and releases the drug inside the tumor cell. The resulting hybrid molecule is called an antibody-drug conjugate, or ADC. We also evaluate the use of our monoclonal antibodies and ADCs in combination with conventional chemotherapy, which may result in increased antitumor activity.

Engineered Monoclonal Antibodies

Our antibodies are genetically engineered to reduce non-human protein sequences, thereby lowering the potential for patients to develop a neutralizing immune response to the antibody and extending the duration of their use in therapy. Our monoclonal antibody engineering activities are primarily focused on developing humanized monoclonal antibodies. We have substantial expertise in humanizing antibodies and have non-exclusive licenses to PDL BioPharma’s antibody humanization patents. Through our ADC co-development agreement with Agensys, we also have the opportunity to co-develop ADCs incorporating fully-human antibodies.

Some monoclonal antibodies have intrinsic antitumor activity and can kill cancer cells on their own either by directly sending a cell-killing signal, by activating an immune response that leads to cell death and/or by inhibiting the growth of cancer cells. These antibodies can be effective in tumor regression and have the advantage of low systemic toxicity. For example, antibodies targeted to antigens such as CD20 (Rituxan®), HER2 (Herceptin®), CD52 (Campath®), VEGF (Avastin®) and EGFR (Erbitux®) can kill tumor cells in this manner. Dacetuzumab, lintuzumab and SGN-70 also fall into this category of engineered antibodies that have intrinsic antitumor activity without conjugation to a drug.

Antibody-Drug Conjugates (ADCs)

ADCs are monoclonal antibodies that are linked to potent cell-killing drugs. Our ADCs utilize monoclonal antibodies that internalize within target cells upon binding to their cell-surface receptors. The environment inside the cell causes the cell-killing drug to be released from the monoclonal antibody, allowing it to have the desired effect. A key component of our ADC is the linker that attaches the drug to the monoclonal antibody until internalized within the target cell where the drug is released, thereby minimizing toxicity to normal tissues. Our ADCs use auristatins which are highly potent cell-killing drugs. In contrast to natural product drugs that are often more difficult to produce and link to antibodies, our drug-linkers are synthetically produced and readily scaleable. SGN-35, SGN-75, AGS-5 ADC, the ADC we are co-developing with Agensys and SGN-19A, utilize our proprietary, auristatin-based ADC technology. We own or hold exclusive or partially-exclusive licenses to multiple issued patents and patent applications covering our ADC technology. We continue to evaluate new linkers and potent, cell-killing drugs for use in our ADC programs.

Our Strategy

Our strategy is to become a leading developer and marketer of monoclonal antibody-based therapies for cancer and autoimmune diseases. Key elements of our strategy are to:

•

Advance our Four Lead Clinical Programs towards Regulatory Approval and Commercialization.    Our primary goal is to advance our four lead clinical product candidates, SGN-35, dacetuzumab, lintuzumab and SGN-70, through clinical trials to regulatory approval and commercialization. During 2008, we continued to expand our clinical group and to broaden our relationships with experts in hematology and oncology at leading cancer centers in the United States and Europe to support aggressive advancement of our ongoing and planned clinical trials. In early 2009, we advanced SGN-35 into a pivotal trial for Hodgkin lymphoma under an SPA with the FDA. We have also gained strong internal expertise in our development and regulatory groups and entered into key relationships with scientific advisors, research organizations and contract manufacturers to supplement our internal efforts.

•

Enter into Strategic Collaborations to Generate Capital and Supplement our Internal Resources.    We enter into collaborations at appropriate stages in our drug development process to broaden and accelerate clinical trials and commercialization of our product candidates. Collaborations can generate significant capital, supplement our own internal expertise in key areas such as manufacturing, regulatory affairs and clinical development and provide us with access to our collaborators’ marketing, sales and distribution capabilities. When establishing strategic collaborations, we seek strong financial terms and endeavor to retain significant product rights, such as our dacetuzumab collaboration with Genentech.

•

Maintain a Strong Product Candidate Pipeline by Advancing our Preclinical Programs towards Clinical Trials.    We believe that it is important to maintain a diverse pipeline of antibody-based product candidates to sustain our future growth. To accomplish this, we currently have three lead preclinical programs, SGN-75, AGS-5 ADC and SGN-19A. These programs could result in additional Investigational New Drug, or IND, filings during the next several years. We also have an ADC co-development agreement with Agensys that provides us with the opportunity to co-develop an additional ADC targeting solid tumors.

•

Continue to Leverage our Industry-Leading ADC Technology.    We have developed proprietary ADC technology designed to empower monoclonal antibodies. We are currently developing multiple product candidates that employ our ADC technology, including SGN-35, SGN-75 and several other preclinical programs. We also license our ADC technology to leading biotechnology and pharmaceutical companies to generate near-term revenue and funding, as well as potential future milestones and royalties. Presently, we have active ADC collaborations with Genentech, Bayer, CuraGen, Progenics, MedImmune, Daiichi-Sankyo and Agensys. Our technology licensing deals have generated approximately $70 million as of December 31, 2008 through a combination of upfront and research support fees, milestones and equity purchases.

•

Ensure Future Growth of our Pipeline through Internal Research Efforts and Strategic In-Licensing.    We have internal research programs directed towards identifying novel antigen targets and monoclonal antibodies, creating new antibody engineering techniques and developing new classes of stable linkers and potent, cell-killing drugs for our ADC technology. In addition, we supplement these internal efforts through ongoing initiatives to identify product candidates, products and technologies to in-license from biotechnology and pharmaceutical companies and academic institutions. We have entered into such license agreements with Bristol-Myers Squibb, PDL BioPharma, Facet Biotech Corporation, the University of Miami, Arizona State University, Mabtech AB and CLB Research and Development, among others.

Product Candidate Development Pipeline

The following table summarizes our product candidate development pipeline:

Product Candidate	Description	Commercial Rights	Status
SGN-35	Anti-CD30 ADC	Seattle Genetics

Pivotal single agent trial ongoing in relapsed or refractory Hodgkin lymphoma

Phase II single agent trial ongoing in relapsed or refractory anaplastic large cell lymphoma, or ALCL

Phase I single agent, weekly dosing trial ongoing in Hodgkin lymphoma and CD30-positive T-cell lymphomas

Dacetuzumab (SGN-40)	Humanized anti-CD40 antibody	Genentech (We have an option to co-promote in the United States)	Randomized phase IIb Rituxan and ifosfamide, carboplatin and etoposide, or ICE, chemotherapy combination trial ongoing in diffuse large B-cell lymphoma, or DLBCL

Phase Ib Rituxan/Gemzar combination trial ongoing in DLBCL

Phase Ib Rituxan combination trial ongoing in follicular and marginal zone non-Hodgkin lymphoma

Phase Ib Revlimid combination trial ongoing in multiple myeloma

Phase Ib Velcade combination trial ongoing in multiple myeloma

Lintuzumab (SGN-33)	Humanized anti-CD33 antibody	Seattle Genetics	Phase Ib single-agent trial ongoing in acute myeloid leukemia, or AML and myelodysplastic syndromes, or MDS; enrollment completed and data expected in 2009

Randomized phase IIb low-dose cytarabine combination trial ongoing in AML; enrollment completed and data expected in the first half of 2010

Phase Ib Revlimid® combination trial ongoing in MDS

SGN-70	Humanized anti-CD70 antibody	Seattle Genetics	Phase I trial ongoing for autoimmune disease

SGN-75	Anti-CD70 ADC	Seattle Genetics	IND filing planned in 2009 for CD70-positive hematologic malignancies and solid tumors

AGS-5ADC	Anti-AGS-5 ADC	50:50 co-develop-ment with Agensys, a subsidiary of Astellas Pharma	Future IND candidate for solid tumors

SGN-19A	Anti-CD19 ADC	Seattle Genetics	Future IND candidate for CD19-positive hematologic malignancies

SGN-35

SGN-35 is an ADC composed of an anti-CD30 monoclonal antibody attached by our proprietary, enzyme-cleavable linker to a compound of the highly potent class of cell-killing drugs called auristatins. The CD30 antigen is an attractive target for cancer therapy because it is expressed on hematologic malignancies including Hodgkin lymphoma and several types of T-cell lymphoma but has limited expression on normal tissues. We are currently conducting a single-arm, open label pivotal trial of SGN-35 for patients with relapsed or refractory Hodgkin lymphoma pursuant to an SPA with the FDA. The SPA provides an agreement between the FDA and Seattle Genetics regarding the design, including size and clinical endpoints, of the pivotal trial to support an efficacy claim in a New Drug Application, or NDA. We are also planning to conduct a phase II single-arm, open label trial for patients with ALCL and are conducting a phase I dose escalation study of SGN-35 administered weekly for patients with relapsed or refractory CD30-positive malignancies, primarily Hodgkin lymphoma. We have received orphan drug designation from the FDA and the European Medicines Agency, or EMEA, for SGN-35 in Hodgkin lymphoma and ALCL, and have retained worldwide commercial rights to the program. Our goal is to submit an NDA for SGN-35 in 2011 under the accelerated approval regulations.

Market Opportunities

According to the American Cancer Society, approximately 8,200 cases of Hodgkin lymphoma were expected to be diagnosed in the United States during 2008, and an estimated 1,300 people were expected to die of the disease during 2008. An additional 2,000 to 3,000 patients per year in the United States are diagnosed with ALCL, a T-cell lymphoma that expresses the CD30 antigen. Advances made in the use of combined chemotherapy and radiotherapy for malignant lymphomas have resulted in high remission rates for front-line therapy in early stage lymphomas. However, a significant number of these patients relapse and require additional treatments including other chemotherapy regimens and autologous stem cell transplant, or ASCT. We believe there is a strong need for therapies that can maintain patients in remission prior to and after ASCT and provide a high rate of durable responses in post-ASCT relapses. According to a recognized cancer database and primary market research we conducted with physicians, we believe that there are several thousand newly relapsed or refractory lymphoma patients in the United States each year who would be potentially eligible for treatment with SGN-35, and that the United States’ prevalence population of these patients is approximately 10,000 individuals.

Clinical Results and Development Plan

We reported data in December 2008 at the American Society of Hematology, or ASH, annual meeting from a phase I clinical trial of SGN-35 in patients with relapsed or refractory CD30-positive hematologic malignancies, primarily Hodgkin lymphoma. This single-agent, dose-escalation study was designed to evaluate the safety, pharmacokinetic profile and antitumor activity of SGN-35 administered every three weeks, and enrolled approximately 50 patients at multiple sites in the United States. Among 28 evaluable patients with relapsed or refractory Hodgkin lymphoma or ALCL treated at doses of 1.2 milligrams per kilogram (mg/kg) and higher 54 percent achieved an objective response, including 32 percent with complete responses. Furthermore, 93 percent of these patients achieved tumor reductions and median progression-free survival was greater than six months. SGN-35 was generally well tolerated. The majority of adverse events were Grade 1 and 2, with the most common being fatigue, fever, diarrhea and nausea. We are also continuing dose escalation in an ongoing phase I clinical trial of SGN-35 administered on a weekly basis, and expect to report data from this study during 2009.

In February 2009, we initiated a pivotal, single-arm, open label trial of SGN-35 in patients with relapsed or refractory Hodgkin lymphoma pursuant to an SPA. The trial will assess efficacy and safety of single-agent SGN-35 in 100 patients with relapsed or refractory Hodgkin lymphoma who previously received autologous stem cell transplant. Patients will receive 1.8 mg/kg of SGN-35 every three weeks. The primary endpoint of the trial will be objective response rate assessed by an independent radiographic facility. Secondary endpoints include duration of response, progression-free survival, overall survival and tolerability. We plan to enroll patients at more than 30 sites in the U.S., Canada and Europe.

We are also planning to conduct a phase II study of single-agent SGN-35 in approximately 50 patients with relapsed or refractory systemic ALCL. As of the date of this filing, 5 of 6 ALCL patients treated in our phase I trials of SGN-35 have achieved a complete response. We believe this phase II trial could provide supplementary safety and efficacy data for our SGN-35 registration package.

We are also exploring potential trial designs to facilitate moving SGN-35 toward front-line lymphoma therapy and other CD30-positive hematologic malignancies. Particular areas of patient need are elderly patients who cannot tolerate intensive front-line chemotherapy and patients who remain positron emission tomography, or PET, positive after two cycles of front-line chemotherapy. We believe that SGN-35 may also have future application in low-risk front-line Hodgkin lymphoma patients to reduce the intensity of chemotherapy regimens and therefore decrease the risk of secondary malignancies, reduce cardiac and pulmonary side effects and lower fertility impacts. We are in discussions with multiple clinical investigators and cooperative groups about additional clinical trials of SGN-35, and internal planning activities are underway to evaluate these and other life cycle management opportunities for the SGN-35 program.

We believe the reported clinical data for SGN-35 indicate the therapeutic potential of our ADC technology to empower antibodies. We previously conducted clinical trials of an unconjugated anti-CD30 monoclonal antibody, SGN-30, which is the same antibody used in SGN-35. At the ASH annual meeting in December 2005, we reported data from a phase II single agent trial of SGN-30, where the antibody alone was not sufficiently active as a single agent to demonstrate any objective responses in 35 patients with relapsed or refractory Hodgkin lymphoma treated at weekly doses up to 12 mg/kg. In contrast, SGN-35 has demonstrated multiple objective responses in a similar patient population at much lower doses with a less frequent dosing schedule.

Dacetuzumab (SGN-40)

Dacetuzumab is a humanized monoclonal antibody that is currently in phase I and II clinical trials for non-Hodgkin lymphoma and multiple myeloma. Dacetuzumab targets the CD40 antigen, which is expressed on B-cell lineage hematologic malignancies, as well as solid tumors such as bladder, renal and ovarian cancer. We also believe dacetuzumab may have applications in the treatment of autoimmune disease. We have received orphan drug designation from the FDA for dacetuzumab in multiple myeloma and chronic lymphocytic leukemia.

In January 2007, we entered into an exclusive worldwide collaboration agreement with Genentech for the development and commercialization of dacetuzumab. Under the terms of the agreement, we received an upfront payment of $60 million, and are entitled to receive potential milestone payments exceeding $800 million and escalating double-digit royalties starting in the mid-teens on net sales of dacetuzumab. We also have an option to co-promote dacetuzumab in the United States. Genentech is responsible for funding research, development, manufacturing and commercialization costs for dacetuzumab, including reimbursing us for all costs we incur in connection with clinical and development activities we conduct for the program. Our joint development plan with Genentech for dacetuzumab includes multiple trials of dacetuzumab both as a single agent and combined with standard therapies for the treatment of patients with non-Hodgkin lymphoma or multiple myeloma. We have received a total of $20 million in milestone payments from Genentech as of December 31, 2008 under the collaboration associated with dacetuzumab clinical trial initiations.

Market Opportunities

Non-Hodgkin lymphoma.    Non-Hodgkin lymphoma is the most common form of hematologic malignancy. According to the American Cancer Society, during 2008 approximately 66,100 cases of non-Hodgkin lymphoma were expected to be diagnosed in the United States and more than 19,100 people were expected to die from the disease. Advances made with combined chemotherapy and the use of Rituxan, a monoclonal antibody, have resulted in high remission rates for front-line therapy in early stage disease. However, therapeutic options for refractory or relapsed patients are still limited, and there are significant opportunities for new treatments in this patient population, especially in aggressive lymphoma subtypes such as DLBCL.

Multiple Myeloma.    The American Cancer Society estimated that approximately 19,900 cases of multiple myeloma were expected to be diagnosed in the United States during 2008, and approximately 10,700 people were expected to die from the disease. Therapeutic advances in recent years, such as the approval of Velcade, Thalomid and Revlimid by the FDA have expanded the treatment options for patients with multiple myeloma. However, multiple myeloma remains an incurable disease, and current therapies have limited response duration and significant toxic side effects. Therefore, we believe that a well-tolerated, monoclonal antibody represents a substantial opportunity in this disease either as a single agent or in combination with other treatments.

Clinical Results and Development Plan

We reported phase II data from our DLBCL study at the ASH annual meeting in December 2008. In this open label, single agent study, we enrolled 46 patients who were heavily pre-treated, with a median of four prior systemic therapies. The median age of enrolled patients was 72 and patients received six doses of dacetuzumab over five weeks, with an intra-patient dose escalation up to 8 mg/kg. Objective responses were observed in four out of 38 patients evaluable for response, including two complete remissions and two partial remissions, for an overall response rate of ten percent. The duration of objective responses ranged from 78 days to greater than 271 days. Ten additional patients had stable disease and approximately one-third of all patients had reductions in tumor size. Dacetuzumab was generally well tolerated.

We also reported phase I data from our non-Hodgkin lymphoma study at the International Conference on Malignant Lymphoma held in Lugano, Switzerland. In that study, fifty patients with non-Hodgkin lymphoma were treated on the open label single-arm, dose-escalation study of SGN-40. Cohorts of patients received escalating doses of SGN-40 ranging from 2 mg/kg to 8 mg/kg. The median age was 62 years and patients had received a median of three prior therapies. Out of 48 patients treated with SGN-40 who were evaluable for response across all dose levels, six patients achieved objective responses, including one complete response and five partial responses. Thirteen patients had stable disease and 29 had progressive disease. Of the 22 patients on the trial with DLBCL, four achieved an objective response. Overall, dacetuzumab was generally well tolerated.

In collaboration with Genentech, we are conducting a broad development plan for dacetuzumab that includes five clinical trials of dacetuzumab both as a single agent and combined with standard therapies for non-Hodgkin lymphoma and multiple myeloma. These include:

•

Phase IIb R-ICE Combination Study.    In December 2007, we initiated a phase IIb randomized, double blind, placebo-controlled combination study of Rituxan and ICE chemotherapy, or R-ICE, with or without dacetuzumab. This trial, which is named SeaGen MARINER, is expected to enroll approximately 220 relapsed or refractory DLBCL patients at more than 60 sites worldwide. Patients will receive either R-ICE plus dacetuzumab or R-ICE plus placebo. The primary endpoint of the study is complete response rate. Additional endpoints include safety, tolerability, failure-free survival and overall survival. Initiation of this study triggered a $12 million milestone payment from Genentech.

•

Phase Ib Rituxan/Gemzar Combination Study.    In April 2008, we initiated a phase Ib combination study of dacetuzumab plus Rituxan and Gemzar in patients with relapsed or refractory DLBCL. The study will enroll up to approximately 30 patients with relapsed or refractory DLBCL at multiple cancer centers in the United States. Patients will receive escalating doses of SGN-40 in combination with Rituxan and Gemzar. The study will assess safety, pharmacokinetics and preliminary antitumor activity of the combination regimen.

•

Phase Ib Rituxan Combination Study.    In January 2008, Genentech initiated a phase Ib combination study of dacetuzumab plus Rituxan in patients with relapsed or refractory follicular or marginal zone non-Hodgkin lymphoma. This study, which is being conducted at multiple U.S. sites, is designed to assess safety, pharmacokinetics and preliminary activity of escalating doses of dacetuzumab when combined with Rituxan®. Initiation of this study triggered a $4 million milestone payment from Genentech.

•

Phase Ib Revlimid Combination Study.    In November 2007, we initiated a phase Ib combination study of dacetuzumab plus Revlimid in patients with relapsed or refractory multiple myeloma. This study is expected to enroll up to approximately 40 patients at multiple sites in the United States. Patients will receive escalating doses of dacetuzumab in combination with Revlimid and weekly dexamethasone, a steroid. The study is designed to assess safety and tolerability, preliminary activity and pharmacokinetics of the combination therapy. Initiation of this study triggered a $4 million milestone payment from Genentech.

•

Phase Ib Velcade Combination Study.    In June 2008, Genentech initiated a phase Ib combination study of dacetuzumab plus Velcade in patients with relapsed or refractory multiple myeloma. This study will enroll up to approximately 30 patients with relapsed or refractory multiple myeloma at multiple cancer centers in the United States and Europe. Patients will receive escalating doses of SGN-40 in combination with a standard dose of Velcade. The study will assess safety and tolerability of the combination, pharmacokinetics and preliminary antitumor activity of the combination regimen.

We expect to report data from the four ongoing phase Ib combination trials of dacetuzumab in non-Hodgkin lymphoma and multiple myeloma at appropriate medical conferences during 2009 and 2010. Data from the phase IIb combination trial of R-ICE and dacetuzumab in DLBCL is expected in 2010. The results from all five of these trials will be key in determining the future clinical, regulatory and commercial strategy for the dacetuzumab program.

Lintuzumab (SGN-33)

Lintuzumab is a humanized monoclonal antibody that targets the CD33 antigen, which is highly expressed on myeloid malignancies and several myeloproliferative disorders. We are currently conducting phase I and phase II clinical development of lintuzumab in patients with AML or MDS, and have received orphan drug designation from the FDA for lintuzumab in both diseases. We have retained worldwide commercial rights to lintuzumab.

Market Opportunities

Acute Myeloid Leukemia.    AML, the most common type of acute leukemia in adults, results in uncontrolled growth and accumulation of malignant cells, or blasts, which fail to function normally and inhibit the production of normal blood cells. Progression of AML often leads to a deficiency of red cells, platelets and normal white cells in the blood, which can cause infections and bleeding. According to the American Cancer Society, approximately 13,300 cases of AML were expected to be diagnosed in the United States during 2008, and 8,800 people were expected to die of the disease during 2008. Approximately two-thirds of AML patients are over 60 years of age at diagnosis. Currently approved therapies for AML include chemotherapy drugs such as cytarabine, daunorubicin or mitoxantrone and an ADC, Mylotarg. However, these therapies have low cure rates, usually lead to relatively short disease remissions and can have life-threatening side effects such as severe neutropenia, especially in older patients. In addition, stem cell transplantation, which may offer a higher probability of cure, is not an option for many patients due to potential toxicity of this treatment or the absence of an appropriate stem cell donor. Median survival of older patients with AML that are unable to tolerate intensive chemotherapy is estimated at less than six months and less than 20% remain alive one year after diagnosis. As such, we believe there is a significant need for well-tolerated, targeted therapies for patients who cannot tolerate chemotherapy or stem cell transplant.

Myelodysplastic Syndromes.    MDS includes a heterogeneous group of hematologic myeloid malignancies that occur when blood cells remain in an immature stage within the bone marrow and never develop into mature cells capable of performing their necessary functions. Eventually, the bone marrow may be filled with immature cells, which suppresses normal cell development. According to the American Cancer Society, 10,000 to 15,000 new cases of MDS are diagnosed annually in the United States, with this number increasing each year. Mean survival rates range from approximately six months to six years for the different stages of MDS, with approximately 30 percent of MDS cases eventually transforming into AML. MDS patients must often rely on blood transfusions or growth factors to manage symptoms of fatigue, bleeding and frequent infections. Many MDS patients die from complications of the disease prior to developing AML, establishing a critical unmet medical need for new therapies targeting the cause of the condition and helping to restore normal blood cell production as well as delay the onset of leukemia. Recent data with hypomethylating agents such as Vidaza® and Dacogen® have demonstrated advantages over standard chemotherapy regimens among patients with intermediate-2 and high-risk MDS. However, these therapies are associated with significant toxicities, and MDS remains an incurable disease. Consequently, there remains a strong need for additional therapies in MDS that are well-tolerated and effective in reducing patient morbidity and mortality.

Clinical Results and Development Plan

During 2008, we completed enrollment in a phase I single agent dose escalation study of lintuzumab in patients with AML or MDS who were not eligible for intensive chemotherapy or stem cell transplantation or had failed previous therapy. This study, which was conducted at multiple U.S. sites, was designed to evaluate safety, pharmacokinetic profile and antitumor activity of escalating doses of lintuzumab from 1.5 to 8 mg/kg. The preliminary data from this study was reported at the ASH annual meeting in December 2007. This study was expanded to include additional patients in a phase Ib trial and we intend to present the complete phase I data during 2009.

In February 2009, we completed enrollment in a randomized, double blind, placebo-controlled, phase IIb study of low-dose cytarabine chemotherapy with or without lintuzumab in approximately 210 patients with AML. This study enrolled newly diagnosed AML patients over 60 years old who declined or were ineligible for induction chemotherapy. Currently, a significant percentage of older AML patients do not receive treatment with any chemotherapy due to concerns of the related toxicity, and even those who do receive low-dose chemotherapy have a median survival of less than six months. The primary goal of this study is to determine whether the addition of lintuzumab prolongs survival of older AML patients who do not receive aggressive chemotherapy. In addition, the trial will evaluate whether patients receiving lintuzumab experience reduced infections, transfusion independence, fewer hospitalizations and improved quality of life. We believe there is a compelling opportunity in this patient population to combine a well-tolerated antibody with low-dose cytarabine to potentially prolong survival without meaningful added toxicity. We expect data from this study, which is event-driven, to be available in the first half of 2010.

In addition to treatment of older AML patients, we are pursuing opportunities for lintuzumab in MDS, as well as considering strategies for expanding into treatment of younger AML patients. Our phase Ib study evaluating the combination of lintuzumab and Revlimid for patients with intermediate and high-risk MDS is ongoing. Preclinical data demonstrate that Revlimid can augment the immune effector function of antibodies, which is a primary mechanism of action for lintuzumab. This study will enroll approximately 30 patients with intermediate or high-risk MDS at escalating doses of lintuzumab combined with Revlimid to evaluate both tolerability and antitumor activity. We are also considering potential combination studies of lintuzumab plus other standard therapies in MDS, such as Vidaza or Dacogen, based on recent clinical data with both drugs.

SGN-70

SGN-70 is a humanized anti-CD70 monoclonal antibody with potent effector functions. We believe that SGN-70 has significant application for the treatment of autoimmune diseases where the body’s immune system malfunctions and attacks its own healthy cells. Many therapies for autoimmune diseases rely on suppressing the immune system to prevent further damage to normal tissues, but have the unwanted side effect of making the patient more susceptible to infection or cancer. The CD70 antigen is expressed on activated T- and B-cells but is absent on these cells when in a resting state. Since resting T- and B-cells make up the majority of immune cells circulating in the body, SGN-70 may be able to prevent or reduce a damaging immune response without globally suppressing the patient’s immune system. We have presented preclinical data demonstrating that SGN-70 inhibits T- and B-cell functions, selectively depletes CD70-positive activated T-cells and limits expansion of CD70-

positive lymphocytes. We are currently conducting a phase I dose escalation trial of SGN-70 to assess the safety, tolerability and pharmacokinetics of SGN-70 in healthy volunteers. We intend to amend the trial design to add patients with autoimmune disease and begin treatment in 2009.

SGN-75

SGN-75 is an ADC composed of an anti-CD70 monoclonal antibody linked to a potent auristatin compound using our proprietary ADC technology. The CD70 antigen has a broad expression profile in multiple types of cancer, including multiple myeloma, lymphoma, renal cancer, glioblastoma and several other solid tumors. We presented data at the American Association for Cancer Research annual meetings in both April 2006 and April 2007 demonstrating that CD70 has high expression in primary renal cell samples and that SGN-75 has potent antitumor activity at well-tolerated doses in preclinical models of renal cell cancer. We are planning to file an IND for SGN-75 in hematologic malignancies and solid tumors during 2009.

AGS-5 ADC

AGS-5 ADC is a preclinical ADC product candidate for the treatment of solid tumors that we are co-developing under our collaboration with Agensys, a subsidiary of Astellas Pharma. We are currently conducting preclinical studies and manufacturing activities to support a future IND filing for this program.

SGN-19A

SGN-19A is a preclinical ADC product candidate for the treatment of hematologic malignancies. It targets CD19, which is a B-cell antigen that is expressed in non-Hodgkin lymphoma, chronic lymphocytic leukemia and acute lymphocytic leukemia. We reported data at the American Association for Cancer Research-National Cancer Institute-European Organization for Research and Treatment of Cancer conference in October 2007 demonstrating that SGN-19A effectively binds to target cells with high affinity, internalizes and induces potent cancer-cell-killing activity and durable tumor regressions at low doses in multiple cancer models.

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

Antibody Engineering.    We have substantial internal expertise in antibody engineering, both for antibody humanization and engineering of antibodies to improve drug linkage sites for use with our ADC technology. By modifying the number and type of drug-linkage sites found on our antibodies, we believe that we can improve the robustness and cost-effectiveness of our manufacturing processes for conjugation of ADCs.

New Cell-Killing Drugs.    We continue to study new cell-killing drugs that can be linked to antibodies, such as the auristatins that we currently use in our ADC technology. We are evaluating multiple auristatins, as well as other classes of cell-killing drugs, for potential applications as ADCs.

Research and Development Expense

Since inception, we have devoted a significant amount of resources to develop our product candidates and our antibody-based technologies. For the years ended December 31, 2008, 2007 and 2006, we recorded $110.9 million, $64.8 million and $40.1 million, respectively, in research and development expenses.

Corporate Collaborations

We seek collaborations with leading biotechnology and pharmaceutical companies to advance the development and commercialization of our product candidates and to supplement our internal pipeline. We seek collaborations that will allow us to retain significant future participation in product sales through either profit-sharing or royalties paid on annual net sales. We also license our ADC technology to collaborators to empower their own antibodies. These ADC licenses benefit us in many ways, including generating revenues that partially offset expenditures on our internal research and development programs, expanding our knowledge base regarding ADCs across multiple targets and antibodies provided by our collaborators and providing us with future pipeline opportunities through co-development or opt-in rights to new ADC product candidates.

Genentech Dacetuzumab Collaboration

In January 2007, we entered into an exclusive worldwide collaboration agreement with Genentech for the development and commercialization of dacetuzumab. Under the terms of the agreement, we received an upfront payment of $60 million, and are entitled to receive potential milestone payments exceeding $800 million and escalating double-digit royalties starting in the mid-teens on annual net sales of dacetuzumab. We also have an option to co-promote dacetuzumab in the United States. Genentech is responsible for funding research, development, manufacturing and commercialization costs for dacetuzumab, including reimbursing us for all costs we incur in connection with clinical and development activities we conduct for the program. Our joint development plan with Genentech for dacetuzumab includes multiple trials of dacetuzumab both as a single agent and combined with standard therapies for the treatment of patients with non-Hodgkin lymphoma or multiple myeloma. We have received $20 million in milestone payments as of December 31, 2008 under this collaboration associated with dacetuzumab clinical trial initiations.

We initially licensed our anti-CD40 antibody program to Genentech in June 1999. In March 2003, we entered into license agreements with Genentech providing for the return to us of the rights relating to the anti-CD40 antibody program, including an antibody that became our dacetuzumab product candidate, as well as a license under Genentech’s Cabilly patent covering the recombinant expression of antibodies. As part of that license, we also received material from Genentech for use in our phase I clinical trials of dacetuzumab.

ADC Collaborations

We have active collaborations with six companies to allow them to use our proprietary ADC technology with their monoclonal antibodies:

Daiichi Sankyo.    In July 2008, we entered into an ADC collaboration with Daiichi Sankyo Co., Ltd. Under the terms of the multi-year agreement, we received a $4 million upfront fee for an exclusive license to our technology for a single antigen found on multiple types of solid tumors. Daiichi Sankyo is paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. Daiichi Sankyo is responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this collaboration.

Progenics.    In June 2005, we entered into an ADC collaboration with PSMA Development Company, which is now a wholly-owned subsidiary of Progenics. Under the terms of the multi-year agreement, we received a $2 million upfront fee for an exclusive license to our technology for the PSMA antigen, which is highly expressed on prostate cancer as well as tumor vasculature in multiple solid tumor types. Progenics is paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. Progenics is responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this collaboration. Progenics initiated a clinical trial for the PSMA-ADC during 2008 for which we received a milestone payment.

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

Bayer.    In September 2004, we entered into an ADC collaboration with Bayer. Under the terms of the multi-year agreement, Bayer paid us a $2 million upfront fee for an exclusive license to our technology for a single antigen. In May 2008, Bayer paid us an additional fee to amend the collaboration agreement and expand the research conducted pursuant to the collaboration. Bayer is also paying service and reagent fees and has agreed to make milestone payments and pay royalties on net sales of any resulting products. Bayer is responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this collaboration.

CuraGen.    In June 2004, we entered into an ADC collaboration with CuraGen. Under the terms of the multi-year agreement, CuraGen paid us a $2 million upfront fee for an exclusive license to our technology for a single antigen. In February 2005, CuraGen paid us an additional fee for an exclusive license to a second antigen. CuraGen is also paying service and reagent fees and has agreed to make milestone payments to us, certain of which milestone payments have been made in connection with the initiation of phase I and II trials of its ADC product candidate, CR011-ADC, and CuraGen has further agreed to pay royalties to us on net sales of any resulting ADC products. CuraGen is responsible for all costs associated with the development, manufacturing and marketing of any ADC products generated as a result of this collaboration. CuraGen is currently conducting phase II clinical development of CR011-ADC for the treatment of metastatic melanoma and breast cancer.

Genentech.    In April 2002, we entered into an ADC collaboration with Genentech. Upon entering into the multi-year agreement, Genentech paid us a $2.5 upfront fee and purchased $3.5 million of our common stock. We have subsequently expanded this collaboration on several occasions to include additional antigens, including in December 2003 when Genentech paid us a $3 million fee and purchased an additional $7 million of our common stock, in November 2004 when Genentech paid us a $1.6 million fee and in March 2007 when Genentech paid us a $4.5 million fee to extend the research term of the license. In June 2008, Genentech paid us a milestone in connection with the filing of an IND for one of its ADC product candidates. Genentech has also agreed to pay progress-dependent milestone payments and royalties on net sales of any resulting products. Genentech is responsible for research, product development, manufacturing and commercialization of any products resulting from the collaboration. Over the past several years, Genentech has paid us fees and milestone payments based on achievement of a preclinical milestone and assistance with process development and manufacturing to support IND-enabling studies and potential future clinical trials of multiple ADC product candidates.

Agensys Co-Development Agreement

Agensys.    In January 2007, we entered into an agreement with Agensys, a wholly-owned subsidiary of Astellas Pharma, to jointly research, develop and commercialize ADCs for cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Agensys to proprietary cancer targets. Under the terms of the multi-year agreement, we and Agensys will jointly screen and select ADC product candidates to an initial target, AGS-5, co-fund all preclinical and clinical development and share equally in any profits. Agensys will also conduct further preclinical studies aimed at identifying ADC product candidates to up to three additional targets. We have the right to exercise a co-development option for one of these additional ADC product candidates in connection with the initial IND filing for these additional ADC product candidates. Agensys has the right to develop and commercialize the other two ADCs product candidates on its own, subject to paying us fees, milestones and royalties. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. We and Agensys are currently collaborating on preclinical development of AGS-5 ADC for the treatment of solid tumors.

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

PDL BioPharma.    In January 2004, as part of the expansion of our then-existing ADC collaboration, PDL BioPharma, Inc. granted us one license and options for two additional licenses under PDL’s antibody humanization patents. We used the initial antibody humanization license for our dacetuzumab product candidate, which we subsequently sublicensed to Genentech in January 2007 as part of our dacetuzumab collaboration. Under the terms of the license agreements, we are required to pay annual maintenance fees and royalties on net sales of products using PDL’s humanization technology.

Facet Biotech Corporation.    In April 2005, we in-licensed an anti-CD33 program from PDL, which is the basis for lintuzumab. In December 2008, Facet Biotech Corporation spun out of PDL with Facet being assigned all of PDL’s rights and interest in the lintuzumab license, as well as its rights in our ADC collaboration with PDL. We paid PDL an upfront fee and have agreed to pay progress-dependent milestones and royalties on net sales of anti-CD33 products incorporating technology in-licensed, which includes an antibody humanization license for the CD33 antigen. As part of the agreement, we also agreed to reduce the royalties payable by Facet to us with respect to one target under the ADC collaboration. We and Facet have also granted each other a co-development option for second generation anti-CD33 antibodies with improved therapeutic characteristics developed by either party.

CMC ICOS Biologics, Inc.    In October 2000, we entered into a license agreement with ICOS Corporation, now a wholly-owned subsidiary of Eli Lilly, for non-exclusive rights to use ICOS’ CHEF expression system. In December 2007, CMC Biologics A/S acquired the biologics manufacturing site and all related intellectual property of ICOS from Eli Lilly, including the rights to the CHEF expression system. We use this system to manufacture the antibody components of SGN-35, SGN-30, SGN-70 and SGN-75 and we may also use it for other monoclonal antibodies in the future. Under the terms of this agreement, we are required to make progress-dependent milestone payments and pay royalties on net sales of products manufactured using the CHEF expression system to CMC ICOS Biologics.

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

Mabtech AB.    In June 1998, we obtained exclusive, worldwide rights to a monoclonal antibody targeting the CD40 antigen, which is the basis for dacetuzumab, from Mabtech AB, located in Sweden. Under the terms of this license, we made an up-front payment, are required to make a progress-dependent milestone payments and pay royalties on net sales of products incorporating technology licensed from Mabtech.

CLB-Research and Development.    Pursuant to a license agreement we entered into in July 2001, we obtained an exclusive license to specific monoclonal antibodies that target cancer and autoimmune disease targets from CLB-Research and Development, a division of Sanquin Blood Supply Foundation, located in the Netherlands. One of these antibodies is the basis for SGN-70 and the antibody component of SGN-75. Under the terms of this agreement, we have made upfront and option exercise payments and are required to make progress-dependent milestone payments and pay royalties on net sales of products incorporating technology licensed from CLB-Research and Development.

Arizona State University.    In February 2000, we entered into a license agreement with Arizona State University for a worldwide, exclusive license to the cell-killing agent Auristatin E. We subsequently amended this agreement in August 2004. Under the terms of the amended agreement, we are required to pay annual maintenance fees to Arizona State University until expiration of their patents covering Auristatin E. We are not, however, required to pay any progress-dependent milestone payments or royalties on net sales of products incorporating the auristatins currently used in our ADC technology, and thus we do not expect to pay any milestones or royalties to Arizona State University with respect to products employing our current ADC technology.

Patents and Proprietary Technology

We seek appropriate patent protection for our proprietary technologies by filing patent applications in the United States and other countries. As of December 31, 2008, we owned approximately 175 United States and corresponding foreign patents and patent applications and held exclusive or partially exclusive licenses to over 15 United States and corresponding foreign patents and patent applications.

Our patents and patent applications are directed to product candidates, monoclonal antibodies, ADC product candidates, our ADC technology and other antibody-based and/or enabling technologies. Although we believe our patents and patent applications provide us with a competitive advantage, the patent positions of biotechnology and pharmaceutical companies can be uncertain and involve complex legal and factual questions. We and our corporate collaborators may not be able to develop patentable products or processes or obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue. In the event of issuance, the patents may not be sufficient to protect the proprietary technology owned by or licensed to us or our corporate collaborators. Our or our corporate collaborators’ current patents, or patents that issue on pending applications, may be challenged, invalidated, infringed or circumvented. Our patents may be challenged by third parties in post-issuance administrative proceedings or in litigation as invalid or unenforceable under U.S. or foreign laws or they may be infringed by third parties. The costs of defending our patents or enforcing our proprietary rights in litigation may be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our proprietary technologies without a license from us or our collaborators. Our or our collaborators’ patents may also be circumvented which may allow third parties to use similar technologies without a license from us or our collaborators.

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

We also rely on trade secrets and proprietary know-how, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. These agreements provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also provide that we shall own all inventions conceived by the individual in the course of rendering services to us. Our agreements with commercial collaborators require them to have a similar policy and agreements with their employees, consultants and advisors. Our policy and agreements and those of our collaborators may not sufficiently protect our confidential information, or third parties may independently develop equivalent information.

Government Regulation

Our product candidates are subject to extensive regulation by numerous governmental authorities, principally the FDA, as well as numerous state and foreign agencies. We need to obtain approval of our product candidates from the FDA before we can begin marketing them in the United States. Similar approvals are also required in other countries.

Product development and approval within this regulatory framework is uncertain, can take many years and requires the expenditure of substantial resources. The nature and extent of the governmental review process for our product candidates will vary, depending on the regulatory categorization of particular product candidates and various other factors.

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

•

FDA pre-approval inspection of manufacturing facilities for current Good Manufacturing Practices, or GMP, compliance and FDA inspection of select clinical trial sites for Good Clinical Practice, or GCP, compliance; and

•	FDA review and approval of the marketing authorization application and product label prior to any commercial sale.

Clinical trials generally are conducted in three sequential phases that may overlap. In phase I, the initial introduction of the product into humans, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves trials in a limited patient population to determine the efficacy of the potential product for specific, targeted indications, determine dosage tolerance and optimum dosage and further identify possible adverse reactions and safety risks. Phase III, or pivotal, trials are undertaken to evaluate further clinical efficacy in comparison to standard therapies within a broader patient population, generally at geographically dispersed clinical sites. Phase I, phase II or phase III testing may not be completed successfully within any specific period of time, if at all, with respect to any of our product candidates. Similarly, suggestions of safety or efficacy in earlier stage trials do not necessarily predict findings of safety and effectiveness in subsequent trials. Furthermore, the FDA, an institutional review board or we may suspend a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical trials are subject to central registration requirements, such as on www.clinicaltrials.gov.

The results of preclinical studies, pharmaceutical development and clinical trials are submitted to the FDA in the form of an NDA or a biologics license application, or BLA, for approval of the manufacture, marketing and commercial shipment of the pharmaceutical product. The submission of an NDA or BLA is required to be accompanied by a substantial User Fee, with few exceptions or waivers. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny review of an application or not approve an application if applicable regulatory criteria are not satisfied, require additional testing or information, or require risk management programs and post-market testing and surveillance to monitor the safety or efficacy of the product. In addition, after marketing approval is granted, the FDA may require post-marketing clinical trials, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time. Also, after marketing approval, comprehensive federal and state regulatory compliance obligations exist for the manufacture, labeling, distribution, advertising, promotion and pricing of pharmaceutical products. Failure to comply with ongoing regulatory obligations can result in warning letters, product seizures, criminal penalties, and withdrawal of approved products, among other enforcement remedies.

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

We are aware of specific companies that have technologies that may be competitive with ours, including Wyeth, ImmunoGen and Medarex, all of which have antibody-drug conjugate technology. Wyeth markets the antibody-drug conjugate Mylotarg for patients with acute myeloid leukemia, which targets the same antigen as our lintuzumab product candidate. ImmunoGen has several antibody-drug conjugates in development that may compete with our product candidates if approved for commercial sale. ImmunoGen has also established partnerships with other pharmaceutical and biotechnology companies to allow those other companies to utilize ImmunoGen’s technology, including Sanofi-Aventis and Genentech. In addition, Medarex has developed its own technology for linking antibodies to cytotoxic payloads. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates. For example, Novartis is developing an anti-CD40 antibody, Medarex has anti-CD30 and anti-CD70 antibody programs, MedImmune has an anti-CD19 program and Xencor has anti-CD30 and anti-CD40 antibody programs that may be competitive with our product candidates if approved for commercial sale. In addition, many other pharmaceutical and biotechnology companies are developing and/or marketing therapies for the same types of cancer and autoimmune diseases that our product candidates are designed and being developed to treat. These include antibodies such as Genentech’s Rituxan, proteosome inhibitors such as Millennium’s Velcade, immunomodulatory agents such as Celgene’s Revlimid, small molecule drugs such as Bayer’s/Onyx’s Nexavar, and a variety of cytotoxic drugs such as Genzyme’s Clolar, Celgene’s Vidaza, Eisai’s Dacogen and Cephalon’s Treanda.

Manufacturing

We rely on corporate collaborators and contract manufacturing organizations to supply drug product for our IND-enabling studies and clinical trials. For dacetuzumab, Genentech has assumed manufacturing responsibility under our collaboration, and we also have an ongoing manufacturing agreement with Abbott Laboratories to supplement our clinical and potential future commercial supplies. For lintuzumab, we have contracted with Laureate Pharma for clinical drug supply. For the monoclonal antibody used in SGN-35, we have contracted with Abbott Laboratories for clinical and potential future commercial supplies. We have also contracted with Laureate Pharma to manufacture the antibody component of SGN-70 and SGN-75 to enable clinical trials. For our ADC technology, several contract manufacturers, including Albany Molecular and Sigma Aldrich Fine Chemicals, or SAFC, perform drug-linker manufacturing and several other contract manufacturers, including Piramal Healthcare, perform conjugation of the drug-linker to the antibody. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of our product candidates.

We believe that our existing supplies of drug product and our contract manufacturing relationships with Abbott Laboratories, Laureate Pharma, Albany Molecular, SAFC, Piramal and our other existing and potential contract manufacturers with whom we are in discussions, will be sufficient to accommodate clinical trials through phase II, and in some cases into phase III, trials of our current product candidates. We are in the process of establishing our commercial supply chain for SGN-35 to position us for a potential 2011 NDA submission and 2012 commercial launch. However, we may need to obtain additional manufacturing arrangements or increase our own manufacturing capability to meet our future commercial needs, both of which would require significant capital investment. We may also enter into collaborations with pharmaceutical or larger biotechnology companies to enhance the manufacturing capabilities for our product candidates.

Employees

As of December 31, 2008, we had 261 employees. Of these employees, 218 are engaged in or support research, development and clinical activities and 43 are in administrative and business related positions. Each of our employees has signed confidentiality and inventions assignment agreements and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Corporate Information

We were incorporated in Delaware on July 15, 1997. Our principal executive offices are located at 21823 30th Drive SE, Bothell, Washington 98021. Our telephone number is (425) 527-4000. Seattle Genetics® and are our registered trademarks in the United States. All other trademarks, tradenames and service marks included in this Annual Report on Form 10-K are the property of their respective owners.

We file electronically with the Securities and Exchange Commission our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at www.seattlegenetics.com, free of charge, through a hyperlink on our website, copies of these reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the Securities and Exchange Commission. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Risks Related to Our Business

Our near-term prospects are substantially dependent on SGN-35, our lead product candidate. If we are unable to successfully develop and obtain regulatory approval for SGN-35 for the treatment of patients with relapsed or refractory Hodgkin lymphoma, our ability to generate revenue from product sales will be significantly delayed.

We currently have no products that are approved for commercial sale. Our product candidates are in various stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals for them. A substantial portion of our efforts and expenditures over the next few years will be devoted to SGN-35, which is the subject of an ongoing pivotal clinical trial pursuant to an SPA with the FDA. Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of SGN-35 for the treatment of patients with relapsed or refractory Hodgkin lymphoma. SGN-35 is not expected to be commercially available for this or any other indication until at least 2012, if at all. Further, the commercial success of SGN-35 will depend upon its acceptance by physicians, patients, third party payors and other key decision-makers as a therapeutic and cost-effective alternative to currently available products. In addition, the indications that we are pursuing in SGN-35 have relatively low incidence rates, including Hodgkin lymphoma and ALCL, which may limit the revenue potential of SGN-35. If we are unable to successfully develop, obtain regulatory approval for and commercialize SGN-35 for the treatment of relapsed or refractory Hodgkin lymphoma and other indications, our ability to generate revenue from product sales will be significantly delayed and our business would be materially affected and we may not be able to earn sufficient revenues to continue as a going concern.

Although we have reached agreement with the FDA on a special protocol assessment relating to our SGN-35 pivotal trial, this agreement does not guarantee any particular outcome with respect to regulatory review of the pivotal trial or with respect to regulatory approval of SGN-35.

The protocol for the SGN-35 pivotal trial was reviewed by the FDA under the SPA process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of an NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. Reaching agreement with the FDA on an SPA is not an indication of approvability and even if we believe that the data from the pivotal trial is positive, an SPA agreement is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, the pivotal trial will be adequate to demonstrate the safety and efficacy of SGN-35 for the treatment of patients with relapsed or refractory Hodgkin lymphoma, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, or if we fail to comply with the agreed upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the pivotal trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the pivotal trial, or whether SGN-35 will receive any regulatory approvals. Therefore, despite the potential benefits of the SPA agreement, significant uncertainty remains regarding the clinical development and regulatory approval process of SGN-35 for the treatment of relapsed or refractory Hodgkin lymphoma, and it is possible that we might never receive any regulatory approvals for SGN-35.

Other than SGN-35, our product candidates are at an early stage of development, and it is possible that none of our product candidates will ever become commercial products.

Other than SGN-35, our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, dacetuzumab, lintuzumab and

SGN-70 are in clinical trials, and SGN-75, AGS-5 ADC and SGN-19A are in preclinical development. We expect that much of our effort and many of our expenditures over the next few years will be devoted to registration and commercialization activities associated with SGN-35, which may restrict or delay our ability to develop our other clinical and preclinical product candidates.

Our ability to commercialize any of our product candidates, including SGN-35, depends on first receiving required regulatory approvals, and it is possible that we may never receive regulatory approval for any of our product candidates. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Assuming dacetuzumab receives regulatory approval, commercial success will depend in large part on Genentech’s commercialization efforts. The degree of commercial success of any approved product will depend on a number of factors, including:

•	establishment and demonstration of clinical efficacy and safety;

•	cost-effectiveness of the product;

•	the product’s potential advantage over alternative treatment methods;

•	whether the product can be produced in commercial quantities at acceptable costs; and

•	marketing and distribution support for the product.

We do not expect any of our current product candidates to be commercially available until at least 2012, if at all. If we fail to gain marketing approval from the FDA or to develop a commercially successful product, we may not be able to earn sufficient revenues to continue as a going concern and we will not be successful.

If we or our collaborators are not able to obtain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. Further, the FDA has substantial discretion in the approval process, and when or whether regulatory approval will be obtained for any product candidate we develop. In this regard, even if we believe the data collected from clinical trials of our product candidates are promising, such data, including data from our pivotal trial of SGN-35, may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer conditions than requested or may grant approval subject to the performance of post-approval studies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards, or IRBs, for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain regulatory approval, which could delay or eliminate any potential product revenue by delaying or terminating the potential commercialization of our product candidates.

If we or our collaborators receive regulatory approval for our product candidates, we will also be subject to ongoing FDA obligations and oversight, including adverse event reporting requirements, marketing restrictions and potential post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize such products. The FDA’s policies may also change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we may be subject to civil and criminal penalties, we may not be permitted to market our products and our business could suffer. Any delay in or failure to receive or maintain regulatory approval for any of our product candidates could harm our business and prevent us from ever generating meaningful revenues or achieving profitability.

We and our collaborators will need to obtain regulatory approval from authorities in foreign countries to market our product candidates in those countries. Neither we nor our collaborative partners have filed for regulatory approval to market our product candidates in any foreign jurisdictions. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or our collaborative partners fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.

Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. The clinical data from our phase I trials of SGN-35 are limited and we have only recently initiated our SGN-35 pivotal trial, the results of which will be blinded to us until completion of the trial. In addition, we still only have limited data from our phase I and II clinical trials of dacetuzumab and lintuzumab and our phase I trial of SGN-70. Phase I and phase II clinical trials are not primarily designed to test the efficacy of a product candidate but rather are designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. The pivotal trial of SGN-35 will require 100 patients and we believe that any clinical trial designed to test the efficacy of dacetuzumab, lintuzumab or SGN-70, whether phase II or phase III, will likely involve a large number of patients to achieve statistical significance and will be expensive. As a result, we may conduct lengthy and expensive clinical trials of SGN-35, dacetuzumab, lintuzumab or SGN-75, only to learn that the product candidate is not an effective treatment or is not superior to existing approved therapies or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate.

Clinical trials for our product candidates are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain.

We are currently conducting one pivotal trial under an SPA with the FDA for SGN-35, and multiple phase I and phase II clinical trials of our other clinical product candidates, and we expect to commence additional trials of these and other product candidates in the future. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In addition, future and ongoing dacetuzumab clinical trials will be coordinated with Genentech, which may delay the commencement or affect the continuation or completion of these trials. We have experienced enrollment-related delays in our current and previous clinical trials and will likely experience similar delays in our future trials, particularly as we attempt to significantly increase patient size as may be required for phase III studies. We depend on medical institutions and clinical research organizations, or CROs, to conduct our clinical trials and to the extent they fail to enroll patients for our clinical trials or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with foreign currency transactions insofar as we might desire to use U.S. dollars to make contract payments denominated in the foreign currency where the trial is being conducted.

Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under GMP and other requirements in foreign countries, and may require large numbers of test patients. We, the FDA or other foreign governmental agencies could delay, suspend or halt our clinical trials of a product candidate for numerous reasons, including:

•	deficiencies in the conduct of the clinical trial, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•	deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;

•	the product candidate may have unforeseen adverse side effects, including fatalities, or a determination may be made that a clinical trial presents unacceptable health risks;

•	the time required to determine whether the product candidate is effective may be longer than expected;

•	fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

•	the product candidate may not appear to be more effective than current therapies;

•	the quality or stability of the product candidate may fall below acceptable standards;

•	our inability to produce or obtain sufficient quantities of the product candidate to complete the trials;

•

our inability to reach agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	our inability to obtain IRB approval to conduct a clinical trial at a prospective site;

•

lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties;

•	our inability to recruit and enroll patients to participate in clinical trials for reasons including competition from other clinical trial programs for the same or similar indications; or

•

our inability to retain patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up.

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occurs in later-stage clinical trials. For example, we are conducting phase II clinical trials with both dacetuzumab and lintuzumab combined with other therapies, including chemotherapy, and may experience unexpected adverse events as a result of these combinations. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events, including patient fatalities that may be attributable to our product candidates, during a clinical trial could cause it to be redone or terminated.

In some circumstances we rely on collaborators to assist in the research and development of our product candidates, as well as to utilize our ADC technology. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, it may affect our ability to commercialize our product candidates and/or generate revenues through technology licensing.

We have established and intend to continue to establish collaborations with third-parties to develop and market some of our current and future product candidates. We entered into an exclusive worldwide collaboration agreement with Genentech in January 2007 for the development and commercialization of our dacetuzumab product candidate. We also have active ADC collaborations with Genentech, Bayer, CuraGen, Progenics, MedImmune and Daiichi Sankyo, and an ADC co-development agreement with Agensys.

Under certain conditions, our collaborators may terminate their agreements with us and discontinue use of our technologies. In addition, we cannot control the amount and timing of resources our collaborators may devote to products incorporating our technology. Moreover, our relationships with our collaborators divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators. Even if our collaborators continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our collaborators may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. If any of our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. On March 12, 2009, Genentech and Roche agreed to the acquisition of all of the outstanding shares of Genentech by Roche, that were not already held by Roche, and although we are not aware of any changes to our dacetuzumab collaboration as a result of the acquisition of Genentech by Roche, we are uncertain what effect this acquisition will have on our dacetuzumab collaboration. In particular, Genentech and/or Roche may terminate the dacetuzumab collaboration at its election and if Genentech and/or Roche determines to terminate the dacetuzumab collaboration, we would not receive milestone payments or royalties for development or sale of dacetuzumab. As a result of such termination, we would have to engage another collaborator to complete the dacetuzumab development process or complete the process ourselves internally, either of which could significantly delay the development process and increase our costs. In turn, this could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing dacetuzumab, which are now being funded by Genentech. Furthermore, if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable. In the future, we may not be able to locate third party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.

We have no experience in commercializing products on our own and, to the extent we do not develop this ability or contract with a third party to assist us, we may not be able to successfully commercialize our product candidates that may be approved for commercial sale.

We do not have a sales and marketing force and may not be able to develop this capacity. If we are unable to establish sales and marketing capabilities, we will need to enter into sales and marketing agreements to market any of our product candidates that may be approved for commercial sale, except for dacetuzumab for which Genentech and/or its licensees will lead the sales and marketing efforts while we retain an ability to co-promote that product in the United States. If we are unable to establish sales and marketing capabilities or successful distribution relationships with biotechnology or pharmaceutical companies, we may fail to realize the full sales potential of some of our product candidates. Even if we are able to establish distribution agreements with biotechnology or pharmaceutical companies, we generally would not have control over the resources or degree of effort that any of these third parties may devote to our collaborations, and if they fail to devote sufficient time and resources to our the marketing of our product candidates, or if their performance is substandard, it will adversely affect the sale of our product candidates.

Moreover, government health administrative authorities, private health insurers and other organizations are increasingly challenging both the need for and the price of new medical products and services. Significant changes in the U.S. healthcare system are intended in the near future, including the potential for increased use of cost-effectiveness measures and the possibility of generic biologics. Consequently, uncertainty exists as to the reimbursement status of newly approved therapeutics and diagnostics. For these and other reasons, physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that we develop and even if they do, reimbursement may not be available for our products to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. Similarly, even if we do receive reimbursement, the target market for any approved products may be small or the focus of intense competition and we may not realize an appropriate return on our investment in research and product development.

We depend on a small number of collaborators for most of our current revenue. The loss of any one of these collaborators could result in a substantial decline in our revenue.

We have collaborations with a limited number of companies. To date, almost all of our revenue has resulted from payments made under agreements with our corporate collaborators, and we expect that most of our future revenue will continue to come from corporate collaborations until the approval and commercialization of one or more of our product candidates and even then we may still be highly dependent on a collaborator for the approved product. For example, if dacetuzumab receives regulatory approval, our revenues will still be dependent on Genentech’s ability to market the approved product. The failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments or royalties, could have a material adverse effect on our financial performance. In addition, a significant portion of revenue received from our corporate collaborators is derived from research and material supply fees, and a decision by any of our corporate collaborators to conduct more research and development activities themselves could significantly reduce the revenue received from these collaborations. Payments under our existing and future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the development of our product candidates.

We do not currently have the internal ability to manufacture the drug products that we need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply our drug products. For the monoclonal antibody used in SGN-35, we have contracted with Abbott Laboratories for clinical and potential future commercial supplies. For dacetuzumab, we have also contracted with Abbott Laboratories for clinical and potential future commercial supplies. Decisions on future dacetuzumab drug supply will be made jointly by us and Genentech through our collaboration. For lintuzumab, we received clinical-grade material from PDL BioPharma to support phase I trials and entered into a contract manufacturing arrangement with Laureate Pharma to provide later-stage clinical supplies, including for our ongoing phase IIb trial. We have also contracted with Laureate Pharma to manufacture the antibody component of SGN-70 and SGN-75 to enable future initiation of clinical trials. For our ADC technology, several contract manufacturers, including Albany Molecular and Sigma Aldrich Fine Chemicals, or SAFC, supply us with drug-linker and several other contract manufacturers perform conjugation of the drug-linker to the antibody. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of our product candidates for use in our clinical trials. If our contract manufacturers or other third parties fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates. In addition, we depend on outside vendors for the supply of raw materials used to produce our product candidates. If the third party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our product candidates manufactured and to conduct preclinical testing and clinical trials of our product candidates would be adversely affected.

Although we are currently establishing our for commercial scale supply chain for SGN-35, we do not yet have agreements for the supply of our product candidates in quantities sufficient for commercial sale and may not be able to establish or maintain commercial manufacturing arrangements on commercially reasonable terms. Securing commercial quantities of our product candidates from contract manufacturers will require us to commit significant capital and resources. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties. In addition, contract manufacturers have a limited number of facilities in which our product candidates can be produced and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates.

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

Our ADC technology has not been incorporated into a commercial product and is still at a relatively early stage of development.

Our ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, has not been incorporated into a commercial product and is still at a relatively early stage of development. This ADC technology is used in our SGN-35, SGN-75, AGS-5 ADC and SGN-19A product candidates and is the basis of our collaborations with Genentech, Bayer, CuraGen, Progenics, MedImmune, Daiichi Sankyo and Agensys. We and our corporate collaborators are conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies and, although we, CuraGen, Progenics and Genentech have initiated clinical trials of ADC product candidates, additional studies may be required before other ADC product candidates enter human clinical trials. In addition, preclinical models to study patient toxicity and anti-cancer activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human cancer and there may be substantially different results in clinical trials from the results obtained in preclinical studies. Any failures or setbacks in our ADC program, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability for some time, if at all.

We have incurred substantial net losses in each of our years of operation and, as of December 31, 2008, we had an accumulated deficit of approximately $314 million. We expect to make substantial expenditures to further develop and commercialize our product candidates, some of which are expected to be reimbursed by Genentech as part of our dacetuzumab collaboration, and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our product candidates. In the near term, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales if any of our product candidates are approved for commercial sale. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict. We have never been profitable and may never achieve profitability and if we do achieve profitability, it may not be sustainable.

We will continue to need significant amounts of additional capital that may not be available to us.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities, as well as position our product candidates, specifically SGN-35, for potential regulatory approval and commercial sale. Although some of these expenditures are expected to be reimbursed by Genentech as part of our dacetuzumab collaboration, we will continue to need significant amounts of additional capital. We may seek additional funding through public or private financings, including equity financings, and through other means, such as collaborations and license agreements. However, the global credit markets and the financial services industry have recently been experiencing a period of unusual volatility and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. government. These events have generally made equity and debt financing more difficult to obtain. As a result of these recent events and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If adequate funds are not available to us, we will be required to delay, reduce the scope of or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

•	the time and costs involved in obtaining regulatory approvals, including the preparation for product commercialization;

•	the size, complexity, timing, and number of clinical programs;

•

our receipt of milestone-based payments or other revenue from our collaborations or license arrangements, including reimbursements for expenses pursuant to our dacetuzumab collaboration with Genentech;

•	the ability to manufacture sufficient drug supply to complete clinical trials;

•	progress with clinical trials;

•	the costs associated with acquisitions or licenses of additional products, including licenses we may need to commercialize our products;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the potential costs associated with state and federal taxes;

•	the timing and cost of milestone payment obligations as our product candidates progress towards commercialization; and

•	competing technological and market developments.

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

We have entered into agreements with third-party commercial and academic institutions to license technology for use in our product candidates and ADC technology. Currently, we have license agreements with Bristol-Myers Squibb, Arizona State University, Genentech, PDL BioPharma, Facet Biotech, CLB Research and Development, CMC ICOS Biologics, Mabtech AB, and the University of Miami, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our product candidates. In addition, continued development and commercialization of our product candidates will likely require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

If we are unable to enforce our intellectual property rights, we may not be able to commercialize our product candidates. Similarly, if we fail to sustain and further build our intellectual property rights, competitors may be able to develop competing therapies.

Our success depends, in part, on obtaining and maintaining patent protection and successfully defending these patents against third party challenges in the United States and other countries. We own multiple U.S. and foreign patents and pending patent applications for our technologies. We also have rights to issued U.S. patents, patent applications, and their foreign counterparts, relating to our monoclonal antibody and drug-based technologies. Our rights to these patents and patent applications are derived in part from worldwide licenses from Bristol-Myers Squibb, Arizona State University and Facet Biotech, among others. In addition, we have licensed our U.S. and foreign patents and patent applications to third parties.

Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. In particular, the U.S. Patent and Trademark Office issued revised regulations affecting prosecution before that office, and various pieces of legislation, including patent reform acts, have been introduced or discussed in the U.S. Senate and Congress in the past few years. If implemented, or following final resolution of pending legislation, these new regulations or legislation could, among other things, restrict our ability to prosecute applications in the U.S. Patent and Trademark Office, limit the number of patent claims in applications that we have previously filed or intend to file, and may lower the threshold required for competitors to challenge our patents in the U.S. Patent and Trademark Office after they have been granted.

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

The defense and enforcement of intellectual property rights in a court of law, U.S. Patent and Trademark Office interference or reexamination proceedings, foreign opposition proceedings and related legal and administrative proceedings in the United States and elsewhere involve complex legal and factual questions. These proceedings are costly and time-consuming. If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and it will divert the efforts of our technical and management personnel. An adverse determination may limit the scope of intellectual property protection for our proprietary technologies, subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially reasonable terms, if at all. We may be restricted or prevented from developing and commercializing our product candidates in the event of an adverse determination in a judicial or administrative proceeding, or if we fail to obtain necessary licenses.

If we lose our key personnel or are unable to attract and retain additional qualified personnel, our future growth and ability to compete would suffer.

We are highly dependent on the efforts and abilities of the principal members of our senior management. Additionally, we have scientific personnel with significant and unique expertise in monoclonal antibodies, ADCs and related technologies. The loss of the services of any one of the principal members of our managerial or scientific staff may prevent us from achieving our business objectives.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Genentech, Amgen, Bayer, ImmunoGen, Biogen IDEC, Celgene, Cephalon, Genzyme, Medarex, Eisai, Millennium, Novartis and Wyeth are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including Wyeth, ImmunoGen and Medarex, have antibody-drug conjugate technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive. Our competitors may, among other things:

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

We are subject to environmental, health and safety laws and regulations, including those governing the use of hazardous materials, and we spend considerable time complying with such laws and regulations. Our business activities involve the controlled use of hazardous materials and although we take precautions to prevent accidental contamination or injury from these materials, we cannot completely eliminate the risk of using these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may materially harm our business, financial condition and results of operations.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and may occur again in the future and as a result we may be required to make changes in our accounting policies. Those changes could adversely affect our reported revenues, future profitability or financial position. Compliance with new regulations regarding corporate governance and public disclosure may result in additional expenses. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from science and business activities to compliance activities.

Current global credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash equivalents, short-term investments or auction rate securities and our ability to fund our planned operations.

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for investments in government and agency securities, high-grade corporate bonds, taxable municipal bonds, mortgage-backed securities, auction rate securities, or ARS, commercial paper and money market accounts. As a result of the current adverse global credit and financial market conditions, investments in some financial instruments, such as mortgage-backed securities and ARS, may pose risks arising from liquidity and credit concerns. For example, as of December 31, 2008 we held ARS valued at $13.4 million that have failed at auction and are currently illiquid. As of the date of this filing, the failed ARS carried ratings ranging from “BBB+” to “BBB-” by Standard & Poor’s and ranging from “A” to “BBB” by Fitch. Given that further deterioration in the global credit and financial markets is a possibility, no assurance can be made that further downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash equivalents, short-term or long-term investments or ARS will not occur. If any such further downgrades, losses, failed auctions or other significant deteriorations occur, it may negatively impact or impair our current portfolio of cash equivalents, short-term or long-term investments or ARS and our ability to fund our planned operations. Further, unless and until the current global credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss.

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value.

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the fourth quarter of 2008, our closing stock price fluctuated between $7.67 and $11.04 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	announcements regarding the results of discovery efforts and preclinical and clinical activities by us or our competitors, specifically the results of our pivotal trial of SGN-35;

•	termination of or changes in our existing corporate partnerships or licensing arrangements, especially our dacetuzumab collaboration with Genentech;

•	establishment of new corporate partnering or licensing arrangements by us or our competitors;

•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our ability to raise capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.

The stock markets in general, and the markets for biotechnology stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. Recently, the financial markets have faced almost unprecedented turmoil, resulting in a decline in investor confidence and concerns about the proper functioning of the securities markets, which decline in general investor confidence has resulted in depressed stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of our clinical trials or commercialization efforts.

Our existing stockholders have significant control of our management and affairs.

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 40 percent of our voting power as of March 12, 2009. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are in Bothell, Washington, where we lease approximately 63,900 square feet. We entered into the lease for this facility in December 2000 and use it for laboratory, discovery, research and development and general and administrative purposes. On July 1, 2008, we entered into a lease amendment to extend and modify the terms of this lease. The lease amendment provides for a reduction in the current base rent, an extension of the lease term to June 2018 and a reduction in level of security pledged by us under the lease. We are also entitled to receive a tenant improvement allowance which will be used to offset the cost of improvements to be made to the facility to accommodate our growth. We have two renewal options of five years each and the option to terminate the lease effective June 2013 or June 2015 upon providing notice of our intent to accelerate the termination date of the lease and payment of a termination fee.

In June 2007, we entered into an operating lease for approximately 25,000 square feet of additional office space. The lease expires in June 2018 with two extension options, the first option for three years and the second option period for seven years. The lease allows for options to terminate the lease effective June 2011 or June 2014. In July 2008, we amended this lease to include an additional 25,000 square feet of office space under the same terms as the original lease.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Our Common Stock

Our common stock is traded on The NASDAQ Global Market under the symbol “SGEN.” As of March 12, 2009, there were 85,613,588 shares of our common stock outstanding, which were held by approximately 127 holders of record of our common stock. On March 12, 2009, the closing price of our common stock as reported by The NASDAQ Global Market was $8.82 per share.

Our common stock has been quoted on The NASDAQ Global Market under the symbol “SGEN” since our initial public offering on March 6, 2001. The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock as reported by The NASDAQ Global Market:

	High	Low
2007
First Quarter	$9.52	$5.14
Second Quarter	11.43	8.04
Third Quarter	12.12	8.53
Fourth Quarter	13.44	9.70
2008
First Quarter	$11.98	$7.20
Second Quarter	10.80	8.18
Third Quarter	13.40	7.80
Fourth Quarter	11.10	6.81
2009
First Quarter (prior to March 12, 2009)	$10.78	$7.00

Dividend Policy

We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

Sales of Unregistered Securities and Issuer Repurchases of Securities

Other than sales disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not make any unregistered sales of shares of our common stock in 2008. In addition, we did not repurchase any of our equity securities during the fourth quarter of 2008.

Stock Performance Graph

We show below the cumulative total return to our stockholders during the period from December 31, 2003 through December 31, 2008 in comparison to the cumulative return on the Nasdaq Pharmaceutical Index, the Nasdaq Composite Index and the Nasdaq Biotechnology Index during that same period. The results assume that $100 was invested on December 31, 2003 in our common stock and each of the indexes listed above, including reinvestment of dividends, if any.

	Years ended
	12/03	12/04	12/05	12/06	12/07	12/08
Seattle Genetics, Inc.	100.00	76.11	55.01	62.12	132.87	104.20
NASDAQ Composite	100.00	110.06	112.92	126.61	138.33	80.65
NASDAQ Pharmaceutical	100.00	110.37	112.07	115.01	106.58	97.41
NASDAQ Biotechnology	100.00	112.17	130.53	130.05	132.24	122.10

This information under “Stock Performance Graph” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Seattle Genetics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2008, 2007 and 2006 and Consolidated Balance Sheet data as of December 31, 2008 and 2007 have been derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2005 and 2004 and Consolidated Balance Sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$35,236	$22,420	$10,005	$9,757	$6,701
Operating Expenses:
Research and development	110,944	64,828	40,136	34,683	37,208
General and administrative	16,078	13,237	10,074	7,145	7,161

Loss from operations	(91,786)	(55,645)	(40,205)	(32,071)	(37,668)
Investment income, net	6,285	6,713	4,190	2,638	2,229

Net loss	(85,501)	(48,932)	(36,015)	(29,433)	(35,439)
Non-cash preferred stock deemed dividend	—	—	—	—	(36,558)

Net loss attributable to common stockholders	$(85,501)	$(48,932)	$(36,015)	$(29,433)	$(71,997)

Basic and diluted net loss per share attributable to common stockholders	$(1.09)	$(0.80)	$(0.74)	$(0.70)	$(1.80)

Weighted-average shares used in computing basic and diluted net loss per share	78,724	61,293	48,659	42,238	39,985

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$160,708	$129,584	$86,573	$79,207	$105,898
Working capital	70,496	90,003	76,880	33,048	30,233
Total assets	187,717	148,530	97,695	90,019	119,109
Stockholders’ equity	79,018	53,986	88,234	75,458	103,833

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may, “might, “will, “should, “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical stage biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for the treatment of cancer and autoimmune disease. We initiated a pivotal trial of our lead product candidate, SGN-35, during the first quarter of 2009 for patients with relapsed or refractory Hodgkin lymphoma under a SPA with the FDA. SGN-35 is empowered by our proprietary ADC technology comprising highly potent synthetic drugs and stable linkers for attaching the drugs to monoclonal antibodies. In addition, we have three other product candidates in ongoing clinical trials: dacetuzumab, lintuzumab and SGN-70. Dacetuzumab is being developed under a worldwide collaboration with Genentech.

We have collaborations for our ADC technology with a number of leading biotechnology and pharmaceutical companies, including Genentech, Bayer, CuraGen, Progenics, Daiichi Sankyo and MedImmune, a subsidiary of AstraZeneca, as well as an ADC co-development agreement with Agensys, a subsidiary of Astellas Pharma.

We do not currently have any commercial products for sale. While certain of our product candidates are advancing into later stages of development, such as SGN-35, significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of December 31, 2008, we had an accumulated deficit of $314.0 million. Over the next several years, we expect that we will incur substantial expenses, primarily the result of activities related to the potential regulatory approval and commercialization of SGN-35, including preparation for commercial manufacturing. We will also continue to invest in research, development and manufacturing and move towards potential commercialization of our other product candidates. Our commitment of resources to the approval and commercialization activities for SGN-35 and the research and continued development and potential commercialization of our other product candidates will require substantial additional funds and resources and our operating expenses will also likely increase as a result of such activities. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards potential commercialization. We expect that a substantial portion of our revenues for the next several years will be the result of amortization of payments already received and expected to be received from Genentech under our dacetuzumab collaboration agreement. Until such time as we have commercialized a product candidate, our revenues will also depend on the achievement of development and clinical milestones under our existing collaboration and license agreements, particularly our dacetuzumab collaboration with Genentech, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as indicative of our future performance.

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

Revenue recognition is predicated upon persuasive evidence of an agreement existing, delivery of materials occurring or services being rendered, fees being fixed or determinable and collectibility being reasonably assured. When contracts require us to perform activities that represent substantive continuing obligations and fair value cannot be determined, revenue is recognized over the service period using either a time-based or an activity-based proportional performance model as appropriate in the circumstance. Where activities represent the culmination of a separate earnings process and verifiable evidence of the fair value of each element can be established, revenue is recognized as the activities are completed. When verifiable evidence of fair value cannot be established for each undelivered element, revenue is deferred until all elements have been delivered or until verifiable evidence of the fair value for any undelivered element can be determined.

Nonrefundable upfront license payments, option and maintenance fees and milestone payments:

Our collaborative agreements may include nonrefundable upfront license payments, option and maintenance fees, and payments triggered by the achievement of development milestones by the other party or by us. When we have substantive continuing performance obligations under an arrangement, revenue is recognized over the performance period of the obligations using either a time-based or proportional performance-based approach. When we cannot estimate the total amount of performance obligations that are to be provided under the arrangement, a time-based method is used. Under the time-based method, revenue is recognized over the arrangement’s estimated performance period based on the elapsed time compared to the total estimated performance period. When we are able to estimate the total amount of performance obligations under the arrangement, revenue is recognized using a proportional performance model. Under this approach, revenue recognition is based on costs incurred to date compared to total expected costs to be incurred over the performance period as this is considered to be representative of the delivery of service under the arrangement. Changes in estimates of total expected performance costs or service obligation time period are accounted for prospectively as a change in estimate. Under both methods, revenue recognized at any point in time is limited to the amount of non-contingent payments received or due. When we have no substantive continuing performance obligations under an arrangement, we recognize milestone payments as revenue upon achievement of the milestone event. Otherwise, milestone payments are recognized using the applicable time-based or performance-based approach for that agreement.

Research and development services:

We may also perform research and development activities on behalf of collaborative partners that are paid for by the collaborator. When no other obligation to provide services is required by us, revenue from research and development services is generally recognized as the service is provided. However, if the arrangement provides for other ongoing services by us or contains multiple delivery elements for which verifiable and objective evidence of fair value cannot be established for each element, payments for such services are recognized as revenue over the service period.

Royalties:

Revenues from royalties on third-party sales of licensed technologies are generally recognized in accordance with the contract terms when the royalties can be reliably determined and collectibility is reasonably assured. To date, we have not received significant royalty revenues.

We generally invoice our collaborators on a monthly or quarterly basis, or upon the completion of the effort, based on the terms of each agreement. Amounts due, but not billed to a collaborator, if any, are included in accounts receivable in the accompanying consolidated balance sheets. Deferred revenue arises from payments received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

Investments.    Our investments are diversified among high-credit quality debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. Realized gains and losses and declines in value of investments judged to be other than temporary are included in investment income. To date, we have not deemed it necessary to record any charges related to other-than-temporary declines in the estimated fair values of our marketable debt securities. The fair value of our investments is subject to volatility. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results. As described below under “Liquidity and capital resources” we use a probability-weighted cash flow analysis to value our investment in auction rate securities, or ARS.

Accrued Expenses.    As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of services performed and the associated costs incurred for such services where we have not yet been invoiced or otherwise notified of actual cost. We record these estimates in our consolidated financial statements as of each balance sheet date. Examples of estimated accrued expenses include fees due to contract research organizations and other costs in conjunction with clinical trials, fees due in conjunction with manufacturing clinical grade materials and professional service fees.

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

Research and Development.    Research and development expenses consist of salaries, benefits and other headcount related costs of our research and development staff, preclinical activities, clinical trials, lab supplies, manufacturing costs for product candidates used in research and clinical trials, contract and outside service fees and facilities and overhead expenses. Research and development activities are expensed as incurred. In-licensing fees, including milestones and maintenance fees, and other costs to acquire technologies that are utilized in research and development and that are not expected to have alternative future use are expensed when incurred.

We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognize this cost, based on a variety of factors, beginning with the preparation for the clinical trial, continuing through patient accrual into the clinical trial and completion of the clinical trial. This estimated cost includes payments for clinical trial site and patient-related costs, including laboratory costs related to the conduct of the trial, and other costs. Costs associated with activities performed under research and development co-development collaborations, net of reimbursement paid to and received from, are reflected in research and development expense. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are capitalized and recognized as expense as the related goods are delivered or the related services are performed.

Share-based Compensation.    We expense the fair value of share-based payment transactions in our consolidated financial statements in accordance with SFAS 123R, which we adopted in 2006 using the modified prospective application method. We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates to be made by management, including the expected forfeiture rate and expected term of the options. Management also makes decisions regarding the method of calculating the expected stock price volatility and the risk free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. For additional information see Note 9 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income Taxes.    We have net deferred tax assets which are fully offset by a valuation allowance due to our determination that it is more likely than not that the deferred assets will not be realized. We believe that a full valuation allowance is appropriate as we expect to incur operating losses for at least the next several years as we continue to pursue the development of our product candidates. In the event we were to determine that we would be able to realize our net deferred tax assets in the future, an adjustment to the deferred tax asset would be made, a portion of which would increase income (or decrease losses) in the period in which such a determination was made.

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

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

Revenues

Total revenues in 2008 increased by 57% to $35.2 million from 2007, and increased by 124% in 2007 to $22.4 million from 2006. Our revenues reflect amounts earned under our dacetuzumab collaboration agreement with Genentech entered into in January 2007, and the earned portion of technology access fees and milestone payments received under our ADC collaborations, including funded research and material supply fees. Revenues are summarized by collaborator as follows:

Collaboration and license agreement revenue by collaborator ($ in thousands)				Annual percentage change
	2008	2007	2006	2008/2007	2007/2006
Genentech	$28,544	$17,397	$4,117	64%	323%
MedImmune	1,582	1,402	932	13%	50%
Bayer	1,514	852	929	78%	-8%
CuraGen	1,138	100	1,760	1,038%	-94%
Progenics	968	1,383	1,621	-30%	-15%
Daiichi Sankyo	797	—	—	NA	NA
Other collaborations	693	1,286	646	-46%	99%

Total	$35,236	$22,420	$10,005	57%	124%

Revenues earned under our dacetuzumab and our ADC collaborations with Genentech represented 81% of our total revenues in 2008, 78% of our total revenues in 2007 and 41% of our total revenues in 2006. Our ADC collaborations with MedImmune, Bayer, CuraGen, Daiichi Sankyo and Progenics comprised substantially all of the rest of our revenues. Our revenues are impacted by progress-dependent milestones, annual maintenance fees and reimbursement and support fees as our collaborators advance their ADC product candidates through the development process and, in the case of our dacetuzumab collaboration with Genentech, the level of development activities that we perform. We anticipate that revenues in 2009 will increase compared to 2008 primarily as a result of amounts expected to be earned under our dacetuzumab collaboration with Genentech. However, revenue may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their ADC product candidates, the level of support we provide to our collaborators, the timing of milestones achieved and our ability to enter into additional collaboration agreements. In addition, we have a significant balance in deferred revenue representing prior payments from collaborators. This deferred revenue will be recognized as revenue in the future using a time-based approach.

Genentech

We entered into an exclusive worldwide collaboration agreement with Genentech in January 2007 for the development and commercialization of dacetuzumab. Under the terms of the agreement, we received an upfront payment of $60.0 million and are entitled to receive progress-dependent milestone payments and royalties on net sales of any resulting products. In addition, dacetuzumab research and development activities that we perform are reimbursed by Genentech. We received milestone payments of $4.0 million in 2008 and $16.0 million in 2007 triggered by the initiation of dacetuzumab clinical trials. All amounts billed under the dacetuzumab collaboration agreement are deferred and recognized as revenue over the six year development period ending February 2013 using a time-based method.

We entered into an ADC collaboration with Genentech in April 2002. In March 2007, Genentech extended the term of the collaboration to April 2010 in accordance with the terms of the agreement. In 2008, we received $1.5 million in milestones related to two IND-enabling toxicology approvals and an IND filing. In 2007, Genentech exercised an exclusive license to specific targets and extended the research term under the ADC collaboration agreement by paying a fee of $4.5 million. In addition, we receive a renewal fee and other fees as well as reimbursement payments for research and development services and materials provided to Genentech under the collaboration. These payments are deferred and recognized as revenue over the research term of the collaboration using a time-based approach. We are entitled to receive additional progress-dependent milestones, annual maintenance fees and support fees as Genentech’s ADC product candidates progress through development and royalties on product sales of such product candidates.

Revenues under our agreements with Genentech increased by $11.1 million, or 64%, in 2008 from 2007, and increased by $13.3 million, or 323%, in 2007 from 2006. The increase in both periods was primarily due to amounts earned under our dacetuzumab collaboration agreement. A substantial portion of our deferred revenue balance, which totaled $91.3 million as of December 31, 2008, relates to our dacetuzumab collaboration with Genentech and will be recognized into revenue through February 2013 commensurate with our remaining service period commitment pursuant to the collaboration.

MedImmune

We entered into an ADC collaboration agreement with MedImmune, a wholly-owned subsidiary of AstraZeneca, in April 2005 which included an upfront technology access fee of $2.0 million. This fee was recognized as revenue over the two year research period of the collaboration. In October 2007, MedImmune exercised its option to obtain an exclusive license to a second antigen target under the existing ADC collaboration. We received a $1.5 million payment from MedImmune as a result of the option exercise which was recognized as revenue over a twelve month period commensurate with our remaining service period commitment under the agreement. Revenues under our ADC collaboration agreement with MedImmune increased by $180,000 or 13% in 2008. From 2006 to 2007, revenues increased $470,000 primarily due to increased material supply fees. We are entitled to receive additional progress-dependent milestones, annual maintenance fees and support fees as MedImmune’s ADC product candidate progresses through development and royalties on product sales.

Bayer

We entered into an ADC collaboration agreement with Bayer in September 2004 which included an upfront technology access fee of $2.0 million. This fee was recognized as revenue over the initial three year research period of the collaboration which ended in 2007. In May 2008, we amended the collaboration agreement and Bayer paid an additional fee to extend the term of the collaboration for one additional year. In December 2008, Bayer paid us a preclincial milestone payment. These payments are being recognized as revenue over the extended research term. Revenues under our ADC collaboration agreement with Bayer increased by $662,000, or 78%, in 2008, primarily due to the earned portion of the collaboration extension payment. Revenues decreased by $77,000, or 8%, in 2007, reflecting completion of the recognition of the upfront technology access fee. We are entitled to receive additional progress-dependent milestones and annual maintenance fees as Bayer’s ADC product candidate progresses through development and royalties on product sales.

CuraGen

We entered into an ADC collaboration agreement with CuraGen in June 2004 which included an upfront technology access fee of $2.0 million. This fee, along with additional access fees received, was recognized as revenue over the two year research period. In May 2008, we received a $1.0 million milestone payment in connection with the initiation of a phase II clinical trial by CuraGen. This milestone payment was recognized as revenue when received as we had completed our performance obligations under the collaboration. Recognition of the milestone payment was the primary cause of increased revenues from CuraGen in 2008. Revenues in 2007 decreased by $1.7 million, or 94%, due to completion, in 2006, of recognition of the upfront technology access fee. We are entitled to receive additional progress-dependent milestones, annual maintenance fees and support fees as CuraGen’s ADC product candidates progress through development and royalties on product sales.

Progenics

We entered into an ADC collaboration agreement with PSMA Development Company, which is now a wholly-owned subsidiary of Progenics, in June 2005 which included an upfront technology access fee of $2.0 million. This fee was recognized as revenue over the three year research period of the collaboration. In October 2008, we received a milestone payment in connection with the initiation of a phase I clinical trial by Progenics. This milestone payment was recognized as revenue when received as we had completed our performance obligations under the collaboration. Revenues under our ADC collaboration agreement with Progenics in 2008 decreased by $415,000, or 30%, primarily due to lower revenue attributable to technology access fees, and decreased in 2007 by $238,000, or 15%, reflecting lower funded research and material supply fees. We are entitled to receive additional progress-dependent milestones, annual maintenance fees and support fees as Progenics’ ADC product candidate progresses through development, and royalties on product sales.

Daiichi Sankyo

In July 2008, we entered into an ADC collaboration agreement with Daiichi Sankyo Co., Ltd. We received a $4.0 million upfront fee for an exclusive license to our ADC technology to a single antigen target. The upfront fee and other payments received will be recorded as revenue over the three year development term of the collaboration agreement using a time-based approach. We recognized revenues of $797,000 in 2008 associated with the earned portion of the upfront fee as well as the earned portion of materials and services supplied by us to Daiichi Sankyo under the collaboration. We are entitled to receive additional progress-dependent milestones, annual maintenance fees and support fees as Daiichi Sankyo’s ADC product candidate progresses through development and royalties on product sales.

Other Collaborations

Other collaborations consist of collaborative agreements that have concluded, research agreements established to explore future business relationships and royalty payments from suppliers to which we have granted limited access to our technology under preferred provider agreements.

Research and development

Research and development expenses increased 71% to $110.9 million in 2008 from 2007, and increased 62% to $64.8 million in 2007 from 2006. Our research and development expenses are summarized as follows:

Research & development ($ in thousands)				Annual percentage change
	2008	2007	2006	2008/2007	2007/2006
Research	$15,219	$14,915	$12,608	2%	18%
Development and contract manufacturing	44,397	21,810	16,885	104%	29%
Clinical	44,914	22,759	7,586	97%	200%
Share-based compensation expense	6,414	5,344	3,057	20%	75%

Total	$110,944	$64,828	$40,136	71%	62%

Research expenses included, among other things, personnel, occupancy and laboratory expenses associated with the discovery and identification of new monoclonal antibodies and related technologies and the development of novel classes of stable linkers and potent cell-killing drugs for our ADC program. Research expenses also included research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies. Research expenses increased moderately during 2008 from 2007, and increased 18% to $14.9 million in 2007 from 2006. The increase in 2008 was related to building-related service costs and contracted costs. The increase in 2007 was primarily due to higher personnel expenses, severance costs, license fees, laboratory supply and building-related service costs.

Development and contract manufacturing expenses included personnel and occupancy expenses and external contract manufacturing costs for the scale up and manufacturing of drug product for use in our clinical trials, including IND-enabling pharmacology and toxicology studies. Development and contract manufacturing expenses also included quality control and assurance activities, including storage and shipment services of our product candidates for clinical trials. Development and contract manufacturing costs increased 104% to $44.4 million in 2008 from 2007, and 29% to $21.8 million in 2007 from 2006. These increases were primarily driven by increased manufacturing activities, including manufacturing campaigns for clinical supply of SGN-35 and dacetuzumab at Abbott Laboratories during 2008, and for clinical supply of lintuzumab at Laureate Pharma in 2007. In addition, 2008 and 2007 expenses increased reflecting higher compensation costs related to an increase in staffing levels and higher pharmacology and toxicology study costs.

Clinical expenses included personnel expenses, travel, occupancy costs and external clinical trial costs including principal investigator fees, clinical site expenses, clinical research organization charges and regulatory activities associated with conducting human clinical trials. Clinical costs increased 97% to $44.9 million in 2008 from 2007, and 200% to $22.8 million in 2007 from 2006. The increases in both periods related primarily to expanded third party clinical trial costs associated with our SGN-35, dacetuzumab and lintuzumab programs, and compensation costs relating to increased staffing levels.

Share-based compensation expense included in research and development expenses reflects the non-cash charge associated with stock options and the employee stock purchase plan. The fair value of all employee share-based payments is charged to expense over the vesting period of the related share-based payment. Share-based compensation expense increased 20% to $6.4 million in 2008 from 2007, and 75% to $5.3 million in 2007 from 2006. The increase for both periods was primarily due to the higher weighted-average grant date fair value of stock options expensed in 2008 compared to 2007 and in 2007 compared to 2006. Non-cash share-based compensation expense in 2007 also included a charge for accelerated vesting of stock options for employee severance.

We utilize our employee and infrastructure resources across multiple development projects as well as our discovery and research programs directed towards identifying monoclonal antibodies and new classes of stable linkers and cell-killing drugs for our ADC program. We track human resource efforts expended on many of our programs for purposes of billing our collaborators for time incurred at agreed upon rates and for resource planning. We do not track actual costs on a project-by-project basis as it relates to our infrastructure, facility, employee and other indirect costs. We do, however, separately track significant third party costs including clinical trial costs manufacturing costs and other contracted service costs on a project-by-project basis.

The following table shows expenses incurred for preclinical study support, contract manufacturing for clinical supplies and clinical trial services provided by third parties as well as milestone payments for in-licensed technology for each of our product candidates. The table also presents unallocated costs, which consist of personnel, facilities and other indirect costs not directly allocated to development programs:

Product candidates ($ in thousands)				Annual Percentage Change		(5 years) January 1, 2004 to December 31, 2008
	2008	2007	2006	2008/2007	2007/2006
dacetuzumab (SGN-40)	$19,134	$8,615	$1,705	122%	405%	$34,689
SGN-35	17,090	2,685	1,737	536%	55%	26,888
lintuzumab (SGN-33)	14,740	9,038	1,764	63%	412%	26,284
SGN-75	2,929	382	37	667%	932%	3,663
SGN-70	1,868	4,428	2,881	-58%	54%	9,463

Total third party costs	55,761	25,148	8,124	122%	210%	100,987
Unallocated costs and overhead	48,769	34,336	28,955	42%	19%	171,779
Share-based compensation expense	6,414	5,344	3,057	20%	75%	15,033

Total research and development expenses	$110,944	$64,828	$40,136	71%	62%	$287,799

Our third party costs for dacetuzumab increased by 122% in 2008, and by 405% in 2007, reflecting manufacturing activities at Abbott Laboratories for additional drug product and clinical trials costs related to our phase I and phase II trials, most notably the phase IIb clinical trial evaluating dacetuzumab in combination with standard therapy in non-Hodgkin lymphoma patients. Under our dacetuzumab collaboration agreement, Genentech reimburses us for activities that we perform under the agreement. Expenses that we incur under the dacetuzumab collaboration are included in our research and development expense, while reimbursements of those expenses by Genentech are recognized as revenues over the development term of the agreement. We expect that third party costs for dacetuzumab will decrease in 2009 reflecting a reduction in planned manufacturing activities.

Third party costs for SGN-35 increased by 536% in 2008, primarily related to manufacturing costs at Abbott Laboratories and our other contract manufacturing organizations to provide clinical supplies of drug product. Higher costs in 2008 and 2007 also reflected the expansion of phase I clinical trials of SGN-35 during the year. Third party costs in 2007 increased by 55% from 2006 and are primarily attributable to our phase I clinical trials and contract manufacturing activities. We expect costs for the SGN-35 program to increase in 2009 due to planned manufacturing activities and costs associated with later-stage clinical trials, including the pivotal trial of SGN-35 to treat patients with relapsed or refractory Hodgkin lymphoma that was initiated in early 2009, and a phase II clinical trial in patients with relapsed or refractory ALCL.

Our third party costs for lintuzumab increased by 63% in 2008, and by 412% in 2007. These increases are attributable to clinical trial activities including the ongoing phase IIb trial evaluating the combination of lintuzumab with low-dose cytarabine in patients with AML. The increase in 2007 costs also reflects manufacturing activities at Laureate Pharma to perform GMP manufacturing of drug product to support clinical trials. We expect third party costs for lintuzumab to decrease in 2009, reflecting lower planned manufacturing activities and completion of patient enrollment in the phase IIb trial.

Our third party costs for SGN-75 increased in 2008 reflecting increased pharmacology/toxicology activities and manufacturing costs in connection with a planned, investigational new drug, or IND, submission in 2009. We expect third party costs for the SGN-75 program to decrease in 2009 due to lowered pharmacology/toxicology activities.

Our third party costs for SGN-70 increased in 2007 and included scale-up and GMP manufacturing of drug product and increased pharmacology/toxicology activities to support clinical trial initiation in 2008. Third party costs for SGN-70 decreased in 2008 and primarily reflecting the ongoing phase I trial, and are expected to decrease in 2009 due to lowered manufacturing and pharmacology/toxicology activities.

Unallocated costs and overhead included costs associated with personnel and facilities. These costs increased 42% in 2008 and 19% in 2007, primarily reflecting an increase in staffing levels in our development and clinical groups.

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

We anticipate that our total research, development, contract manufacturing and clinical expenses will increase in the foreseeable future as we prepare to seek regulatory approval and commercialization of SGN-35, as well as expand our preclinical activities and advance new product candidates into clinical trials. In particular, we expect that clinical trial and manufacturing costs for SGN-35 will increase in 2009 compared to 2008. We expect development costs for dacetuzumab, lintuzumab, SGN-70 and SGN-75 to decrease in 2009 compared to 2008, reflecting lower manufacturing and pharmacolog/toxicology activities for these programs in 2009. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

General & administrative

General & administrative ($ in thousands)				Annual percentage change
	2008	2007	2006	2008/2007	2007/2006
General and administrative, excluding share-based compensation expense	$12,080	$10,653	$8,397	13%	27%
Share-based compensation expense	3,998	2,584	1,677	55%	54%

Total general and administrative expenses	$16,078	$13,237	$10,074	21%	31%

General and administrative expenses increased 21% to $16.1 million in 2008, and increased 31% to $13.2 million in 2007. General and administrative expenses, excluding share-based compensation expense, increased 13% in 2008 from 2007 and increased 27% in 2007 from 2006. In 2008, the increase was primarily attributable to compensation costs related to higher staffing levels offset slightly by lower patent and intellectual property costs. In 2007, the increase was primarily attributable to compensation, recruiting and relocation costs related to higher staffing levels, professional service fees and patent and intellectual property costs. Share-based compensation expense included in general and administrative expenses reflect the non-cash charge associated with stock options and our employee stock purchase plan. The fair value of all employee share-based payments is charged to expense over the vesting period of the related share-based payment. Share-based compensation expense included in general and administrative expenses increased 55% to $4.0 million in 2008 from 2007, and 54% to $2.6 million in 2007 from 2006. The increases in both years primarily resulted from an increase in the value of the options expensed due to an increase in the weighted-average grant date fair value of our common stock during the periods. We anticipate that general and administrative expenses will continue to increase as a result of increased costs related to adding administrative personnel in support of our growing operations.

Investment income, net

Investment income, net ($ in thousands)				Annual percentage change
	2008	2007	2006	2008/2007	2007/2006
Total	$6,285	$6,713	$4,190	-6%	60%

Investment income decreased 6% to $6.3 million in 2008 reflecting lower average yields on our investments, partially offset by higher average cash balances. Investment income increased 60% to $6.7 million in 2007 reflecting an increase in both interest yields and higher average cash balances. We expect investment income in 2009 to decrease from 2008 levels as we expect a further lowering of the yield earned on our investments.

Liquidity and capital resources

	December 31,
Liquidity and capital resources	2008	2007	2006
Cash, cash equivalents and short-term and long-term investment securities	$160,708	$129,584	$86,573
Working capital	70,496	90,003	76,880
Stockholders’ equity	79,018	53,986	88,234

	Years ended December 31,
	2008	2007	2006
Cash provided by (used in):
Operating activities	$(62,630)	$39,830	$(35,181)
Investing activities	(67,828)	4,073	(10,761)
Financing activities	101,614	6,604	43,923

We have financed the majority of our operations through the issuance of equity securities and by amounts received pursuant to our dacetuzumab collaboration agreement with Genentech. We have supplemented this funding by amounts received from our ADC collaboration and license agreements. To a lesser degree, we have also financed our operations through interest earned on cash, cash equivalents and investment securities. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

Our combined cash, cash equivalents and investment securities increased to $160.7 million at December 31, 2008, compared to $129.6 million at December 31, 2007 and $86.6 million at December 31, 2006. These increases reflect proceeds from the sale of common stock totaling $101.6 million in 2008, $6.6 million in 2007 and $43.9 million 2006. We used $62.6 million in 2008 and $35.2 million in 2006 to fund our operating activities. In 2007, we generated $39.8 million in operating activities, which included $80.5 million received from Genentech under our dacetuzumab and ADC collaborations. Our working capital was $70.5 million at December 31, 2008, compared to $90.0 million at December 31, 2007 and $76.9 million at December 31, 2006. We have structured our investment portfolio to align scheduled maturities of investment securities with our working capital needs. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for holdings in U.S. government and agency securities, high-grade corporate bonds, taxable municipal bonds, mortgage-backed securities, auction-rate securities, or ARS, commercial paper and money market accounts. As of December 31, 2008 we held ARS valued at $13.4 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. As of the date of this filing, the failed ARS carried ratings ranging from “BBB+” to “BBB-” by Standard & Poor’s and ranging from “A” to “BBB” by Fitch. Each of the securities continues to pay interest according to the stated terms on a monthly basis. The interest rates on these ARS is no longer established based on an auction process but is set at the 30-day London Interbank Offering rate plus 175 or 200 basis points according to the terms of the issue. Based on our available cash, expected operating cash requirements and our belief that our holdings in ARS can be liquidated in approximately one to three years at par, we believe that we have the ability to hold, and intend to hold, these investments until liquidation. This belief is based on our current assessment of our future operating plans and assessment of the individual securities and general market conditions. We periodically reassess this conclusion based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, further deterioration of the credit rating of the investment, market risk and other factors. Any such future reassessment that results in a conclusion that the unrealized losses on these investments are other than temporary would result in a write down in the fair value of these investments. Such a write down would be recognized in our operating results.

The global credit and financial markets have recently experienced a period of unusual volatility and illiquidity. Unless and until this resolves, it may be difficult for us to liquidate investments prior to their maturity without incurring a loss. As of December 31, 2008, our cash, cash equivalents and investment securities are presented net of a cumulative $1.4 million unrealized loss. This amount represents the difference between our amortized cost and the fair market value of the investments and is included in accumulated other comprehensive gain (loss). As of December 31, 2008, we had $95.2 million held in cash reserves or investment-grade debt securities scheduled to mature within the next twelve months. In addition, in February 2009, we generated net proceeds of $52.6 million from a public offering of our common stock, and we may receive an additional $11.5 million in gross proceeds from the sale of our common stock to Baker Brothers Life Sciences, L.P., or BBLS, and its affiliated investment funds as described in Note 12 to the notes to our consolidated financial statements. Our investment portfolio is structured to provide for investment maturities and access to cash that aligns with our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss.

Included in net cash used in investing activities in 2008 are capital expenditures related to the purchase of laboratory equipment in support of our research and development activities and for leasehold improvements. We expect that our 2009 capital expenditures will increase moderately compared to 2008, reflecting additional leasehold improvements and equipment purchases planned in connection with further expansion of our facilities to accommodate our anticipated growth.

At our currently planned spending rate, we believe that our financial resources, in addition to the expected fees and milestone payments earned under the dacetuzumab collaboration agreement with Genentech and other existing collaboration and license agreements will be sufficient to fund our operations into 2011. However, changes in our spending rate may occur that would consume available capital resources sooner, such as increased manufacturing and clinical trial expenses and the expansion of our sales and marketing organization preceding commercialization of a product candidate. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, public or private debt or equity financings. However, the global credit markets and the financial services industry have recently been experiencing a period of unusual volatility and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. government. These events have generally made equity and debt financing more difficult to obtain. As a result of these recent events and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.

In 2009, we expect our revenues to range from $35 million to $40 million. This reflects the earned portion of the deferred revenue and milestone payments and funded research payments expected to be received from Genentech, as well as revenues earned under our existing ADC collaborations. In 2009, we expect our operating expenses to range from $125 million to $140 million. We expect that costs associated with SGN-35 development will increase in 2009 reflecting expanded clinical trial and manufacturing activities and that development expenses for dacetuzumab and lintuzumab will decrease compared to 2008. As a result of the expected decrease in dacetuzumab-related activities and the resulting decrease in reimbursements from Genentech under the collaboration, we expect that net cash used to fund our operating activities in 2009 will increase compared to 2008 and will be in the range of $80 million to $90 million. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial. We expect that non-cash expenses in 2009 will range from $15 million to $17 million, the majority of which relates to share-based compensation expense. This estimate is based on a number of assumptions, including future stock prices and the number and timing of option grants, and may therefore change. Certain external factors may influence our cash spending including the cost of filing and enforcing patent claims and other intellectual property rights, competing technological and market developments and the progress of our collaborators. We expect to end 2009 with more than $120 million in total cash, cash equivalents and short-term investments. This estimate does not include the receipt of $11.5 million in gross proceeds from the potential sale of our stock to BBLS, which is subject to stockholder approval.

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

The following are our future minimum contractual commitments for the periods subsequent to December 31, 2008 (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Operating leases	$28,166	$2,638	$2,708	$2,788	$2,834	$2,917	$14,281
Manufacturing, license and collaboration agreements	10,114	9,184	225	230	235	240	—
Tenant improvements	824	824	—	—	—	—	—

Total	$39,104	$12,646	$2,933	$3,018	$3,069	$3,157	$14,281

Operating lease obligations do not assume the exercise by us of any termination or extension options. The minimum payments under manufacturing, license and collaboration agreements primarily represent contractual obligations related to performing scale-up and GMP manufacturing for our product candidates for use in our clinical trials. The minimum payments under tenant improvements represent obligations in support of our expansion into additional office and lab space. The above table excludes royalties and payments of up to approximately $9.4 million in potential future milestone payments to third parties under manufacturing, license and collaboration agreements for our current development programs, which generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable with respect to timing, such contingent payments have not been included in the above table and will not be included until the event triggering such payment has occurred.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. In accordance with our investment policy, we do not have any derivative financial instruments in our investment portfolio. We invest in high quality interest-bearing instruments consisting of U.S. government and agency securities, high-grade corporate bonds, taxable municipal bonds, auction rate securities, commercial paper and money market accounts. Our investment securities consisted of the following (in thousands):

	December 31,
	2008	2007
Short-term investments	$64,379	$51,717
Long-term investments	65,529	18,223
Other non-current assets	301	487

Total	$130,209	$70,427

Included in long-term investments as of December 31, 2008 are auction-rate securities, valued at $13.4 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. Given that further deterioration in the global credit and financial markets is a possibility, no assurance can be made that further downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash equivalents, short-term or long-term investments will not occur. If any such further downgrades, losses, failed actions or other significant deteriorations occur, it may negatively impact or impair our current portfolio of cash equivalents, short-term or long-term investments.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.4 million in the fair value of our investments as of December 31, 2008. In addition, a hypothetical decrease of one percent in the effective yield of our investments would reduce our investment income by approximately $1.6 million.

Item 8. Financial Statements and Supplementary Data.

Seattle Genetics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Seattle Genetics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Seattle Genetics, Inc. and its subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

March 12, 2009

Seattle Genetics, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$30,800	$59,644
Short-term investments	64,379	51,717
Interest receivable	1,888	758
Accounts receivable	8,186	5,988
Prepaid expenses and other	5,463	1,244

Total current assets	110,716	119,351
Property and equipment, net	10,996	10,294
Long-term investments	65,529	18,223
Other non-current assets	476	662

Total assets	$187,717	$148,530

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$15,879	$10,475
Current portion of deferred revenue	24,341	18,873

Total current liabilities	40,220	29,348

Long-term liabilities
Deferred revenue, less current portion	66,958	64,786
Deferred rent and other long-term liabilities	1,521	410

Total long-term liabilities	68,479	65,196

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized at December 31, 2008 and 100,000 shares authorized at December 31, 2007; 79,791 shares issued and outstanding at December 31, 2008 and 67,524 shares issued and outstanding at December 31, 2007	80	68
Additional paid-in capital	394,338	282,324
Accumulated other comprehensive income (loss)	(1,378)	115
Accumulated deficit	(314,022)	(228,521)

Total stockholders’ equity	79,018	53,986

Total liabilities and stockholders’ equity	$187,717	$148,530

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues from collaboration and license agreements	$35,236	$22,420	$10,005

Operating expenses
Research and development	110,944	64,828	40,136
General and administrative	16,078	13,237	10,074

Total operating expenses	127,022	78,065	50,210

Loss from operations	(91,786)	(55,645)	(40,205)
Investment income, net	6,285	6,713	4,190

Net loss	$(85,501)	$(48,932)	$(36,015)

Net loss per share—basic and diluted	$(1.09)	$(0.80)	$(0.74)

Shares used in computation of net loss per share—basic and diluted	78,724	61,293	48,659

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2005	1,500	$2	42,380	$42	$219,159	$(143,574)	$(171)	$75,458
Net loss	—	—	—	—	—	(36,015)	—	(36,015)
Unrealized gain	—	—	—	—	—	—	134	134

Comprehensive loss	—	—	—	—	—	—	—	(35,881)
Public offering	—	—	7,300	7	37,212	—	—	37,219
Issuance of common stock to entities affiliated with Baker Brothers Investments	—	—	1,129	1	5,926	—	—	5,927
Issuance of common stock for employee stock purchase plan	—	—	97	—	391	—	—	391
Stock option exercises	—	—	124	1	385	—	—	386
Share-based compensation	—	—	—	—	4,734	—	—	4,734

Balances at December 31, 2006	1,500	2	51,030	51	267,807	(179,589)	(37)	88,234

Net loss	—	—	—	—	—	(48,932)	—	(48,932)
Unrealized gain	—	—	—	—	—	—	152	152

Comprehensive loss	—	—	—	—	—	—	—	(48,780)
Issuance of common stock for employee stock purchase plan	—	—	147	—	532	—	—	532
Stock option exercises	—	—	1,222	2	5,289	—	—	5,291
Warrant exercises	—	—	125	—	781	—	—	781
Conversion of Series A Convertible Preferred Stock into common stock	(1,500)	(2)	15,000	15	(13)	—	—	—
Share-based compensation	—	—	—	—	7,928	—	—	7,928

Balances at December 31, 2007	—	—	67,524	68	282,324	(228,521)	115	53,986

Net loss	—	—	—	—	—	(85,501)	—	(85,501)
Unrealized loss	—	—	—	—	—	—	(1,493)	(1,493)

Comprehensive loss	—	—	—	—	—	—	—	(86,994)
Issuance of common stock for employee stock purchase plan	—	—	240	—	1,032	—	—	1,032
Stock option exercises	—	—	527	1	2,953	—	—	2,954
Public offering	—	—	11,500	11	97,617	—	—	97,628
Share-based compensation	—	—	—	—	10,412	—	—	10,412

Balances at December 31, 2008	—	$—	79,791	$80	$394,338	$(314,022)	$(1,378)	$79,018

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(85,501)	$(48,932)	$(36,015)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	10,412	7,928	4,734
Depreciation and amortization	3,415	2,548	2,418
Realized losses and amortization on investments	1,669	(707)	(51)
Deferred rent and other long-term liabilities	1,111	(39)	—
Changes in operating assets and liabilities
Interest receivable	(1,130)	(219)	139
Accounts receivable	(2,198)	(5,090)	(215)
Prepaid expenses and other	(4,219)	(14)	(1,091)
Accounts payable and accrued liabilities	6,171	4,255	344
Deferred revenue	7,640	80,100	(5,444)

Net cash provided by (used in) operating activities	(62,630)	39,830	(35,181)

Investing activities
Purchases of securities available for sale	(154,337)	(185,917)	(118,171)
Proceeds from maturities of securities available for sale	84,393	190,023	78,196
Proceeds from sales of securities available for sale	7,000	4,250	30,894
Purchases of property and equipment	(4,884)	(4,283)	(1,680)

Net cash provided by (used in) investing activities	(67,828)	4,073	(10,761)

Financing activities
Net proceeds from issuance of common stock	97,628	—	43,146
Proceeds from exercise of options and warrants to purchase common stock	3,986	6,604	777

Net cash provided by financing activities	101,614	6,604	43,923

Net increase (decrease) in cash and cash equivalents	(28,844)	50,507	(2,019)
Cash and cash equivalents, at beginning of period	59,644	9,137	11,156

Cash and cash equivalents, at end of period	$30,800	$59,644	$9,137

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements

1. Nature of business and summary of significant accounting policies

Nature of business and basis of presentation

The accompanying consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiary, Seattle Genetics UK, Ltd. (collectively “Seattle Genetics” or the “Company”). The Company is a clinical-stage biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for the treatment of cancer and autoimmune diseases. The Company’s pipeline of product candidates is based upon two technologies: engineered monoclonal antibodies and antibody-drug conjugates, or ADCs. These technologies enable the Company to develop monoclonal antibodies that can kill target cells on their own as well as to increase the potency of monoclonal antibodies by linking them to a cell-killing payload to form an ADC. The resulting ADCs are designed to be stable in the bloodstream but to release their drug payload once internalized within tumor cells, thereby increasing activity and minimizing normal tissue toxicity. The Company operates in one reporting segment: the development of pharmaceutical products on its own behalf or in collaboration with others.

Capital Requirements

Over the next several years, the Company will continue to need significant amounts of additional capital and may seek additional funding through public or private financings, including equity financings, and through other means, including collaborations and license agreements. If the Company cannot maintain adequate funds, it will be required to delay, reduce the scope of or eliminate one or more of its development programs. Additional financing may not be available when needed, or if available, the Company may not be able to obtain financing on favorable terms.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Investments

Short-term and long-term investments consist of corporate notes, U.S. government and U.S. government agency securities, auction rate securities and taxable municipal bonds. Marketable debt securities are presented in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies its securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

If the estimated fair value of a security is below its carrying value, the Company evaluates whether it has the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Realized gains, realized losses and declines in value of securities judged to be other than temporary, are included in investment income. Cost of investments for purposes of computing realized and unrealized gains and losses are based on the specific identification method. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization of premiums and accretion of discounts are included in investment income, net. Interest and dividends earned on all securities are included in investment income.

The Company holds short term and long term available-for-sale securities that are measured at fair value which is determined on a recurring basis under Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement” and FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active.” SFAS 157 establishes a fair value hierarchy that prioritizes the inputs and assumptions used, and the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described as follows:

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

Leasehold improvements are amortized over the shorter of the remaining lease term of the applicable lease or the useful life of the asset. Gains and losses from the disposal of property and equipment are reflected in the consolidated statement of operations at the time of disposition and have not been significant. Expenditures for additions and improvements to the Company’s facilities are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Concessions received by the Company in connection with leases are deferred and recognized as a reduction in rent expense over the term of the applicable lease.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2008 as there have been no events warranting an impairment analysis.

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

Nonrefundable upfront license payments, option and maintenance fees and milestone payments:

The Company’s collaboration agreements may include nonrefundable upfront license payments, option and maintenance fees, and payments triggered by the achievement of development milestones by the other party or by the Company. When the Company has substantive continuing performance obligations under an arrangement, revenue is recognized over the performance period of the obligations using either a time-based or proportional performance-based approach. When the Company cannot estimate the total amount of performance obligations that are to be provided under the arrangement, a time-based method is used. Under the time-based method, revenue is recognized over the arrangement’s estimated performance period based on the elapsed time compared to the total estimated performance period. When the Company is able to estimate the total amount of performance obligations under the arrangement, revenue is recognized using a proportional performance model. Under this approach, revenue recognition is based on costs incurred to date compared to total expected costs to be incurred over the performance period as this is considered to be representative of the delivery of service under the arrangement. Changes in estimates of total expected performance costs or service obligation time period are accounted for prospectively as a change in estimate. Under both methods, revenue recognized at any point in time is limited to the amount of non-contingent payments received or due. When the Company has no substantive continuing performance obligations under an arrangement, the Company recognizes milestone payments as revenue upon achievement of the milestone event. Otherwise, milestone payments are recognized using the applicable time-based or performance-based approach for that agreement.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Research and development services:

The Company may also perform research and development activities on behalf of collaborative partners that are paid for by the collaborator. When no other obligation to provide services is required by the Company, revenue from research and development services is generally recognized as the service is provided. However, if the arrangement provides for other ongoing services by the Company or contains multiple delivery elements for which verifiable and objective evidence of fair value cannot be established for each element, payments for such services are recognized as revenue over the service period.

Royalties:

Revenues from royalties on third-party sales of licensed technologies are generally recognized in accordance with the contract terms when the royalties can be reliably determined and collectibility is reasonably assured. To date, the Company has not received significant royalty revenues.

The Company generally invoices its collaborators on a monthly or quarterly basis, or upon the completion of the effort, based on the terms of each agreement. Amounts due, but not billed to a collaborator, if any, are included in accounts receivable in the accompanying consolidated balance sheets. Deferred revenue arises from payments received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

Research and development expenses

Research and development, or R&D, expenses consist of salaries, benefits and other headcount related costs, clinical trial and related clinical manufacturing costs, contract and outside service fees and facilities and overhead expenses for research, development and preclinical studies focused on drug discovery, development and testing. R&D activities are expensed as incurred. In-licensing fees, including milestones and maintenance fees, and other costs to acquire technologies that are utilized in R&D and that are not expected to have alternative future use are expensed when incurred. Costs associated with activities performed under R&D co-development collaborations, net of reimbursement paid to and received from, are reflected in R&D expense. Effective January 1, 2008, the Company adopted EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. As a result, non-refundable advance payments for goods or services that will be used or rendered for future R&D activities are capitalized and recognized as expense as the related goods are delivered or the related services are performed. The adoption of EITF 07-3 results in the temporary deferral of charges to expense of amounts incurred for research and development activities from the time payouts are made until the time goods or services are provided.

Fair value of financial instruments

The recorded amounts of certain financial instruments, including cash and cash equivalents, interest receivable, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Short-term and long-term investments that are classified as available-for-sale are recorded at fair value. See Investments above for a discussion of the methodology used to measure fair value.

Concentration of credit risk

Cash, cash equivalents and investments are invested in accordance with the Company’s investment policy. The policy includes guidelines for the investment of cash reserves and is reviewed periodically to minimize credit risk. Most of the Company’s investments are not federally insured. The Company has not experienced any significant losses on its deposits of cash, cash equivalents and investments as a result of credit risk concentration.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company does not require collateral on amounts due from its collaborators and is therefore subject to credit risk. The Company has not experienced any credit losses to date and does not consider an allowance for doubtful accounts to be necessary.

Major collaborators

One of the Company’s collaborators accounted for 81% of total revenues in 2008 and 78% of total revenues in 2007. Three collaborators accounted for 75% of total revenues in 2006. One collaborator accounted for 87% and 92% of accounts receivable at December 31, 2008 and 2007, respectively.

Major suppliers

The use of a relatively few number of contract manufacturers to supply drug product necessary for the conduct of the Company’s clinical trials creates a concentration of risk for the Company. While primarily one source of supply is utilized for each component of the Company’s product candidates, other sources are available should the Company need to change suppliers. The Company also endeavors to maintain reasonable levels of drug supply for its trials. A change in suppliers, however, could cause a delay in delivery of drug product which could result in the delay or suspension of clinical trials. Such an event would adversely affect the Company’s business.

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the net deferred tax asset will not be realized.

Share-based compensation

The Company has adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“FAS 123R”). The Company uses the graded-vesting attribution method for recognizing compensation expense under FAS 123R. Compensation expense is recognized on awards ultimately expected to vest and reduced for forfeitures that are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Under SFAS 123R, the Company makes a determination of the amount of eligible windfall tax benefits created if the expense deduction taken for tax purposes exceeds the share-based compensation recognized in the consolidated financial statements (the pool of windfall tax benefits) that are available on the adoption date. The pool of windfall tax benefits is used to offset future shortfalls, where the tax deduction is less than the share-based compensation recognized. The Company has elected to calculate its historical pool of windfall tax benefits (i.e., the amount that would have accumulated as of the adoption date of FAS 123R) using the “short-cut method” as provided for in SFAS 123R. Subsequent to the adoption of FAS 123R, the Company will continue to track the balance of the pool of windfall tax benefits based on windfalls or shortfalls incurred after the adoption date.

The Company accounts for options issued to non-employees under FAS 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” As such, the value of such options is periodically re-measured and adjusted as necessary during their vesting terms.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Comprehensive income/loss

Comprehensive income/loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company’s other comprehensive income/loss is comprised of unrealized gains and losses on investments.

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

Guarantees

In the normal course of business, the Company indemnifies certain employees and other parties, such as collaboration partners, lessors and other parties that perform certain work on behalf of, or for the Company or take licenses to the Company’s technologies. The Company has agreed to hold these parties harmless against losses arising from the Company’s breach of representations or covenants, intellectual property infringement or other claims made against these parties in performance of their work with the Company. These agreements typically limit the time within which the party may seek indemnification by the Company and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements since the Company has not had any prior indemnification claims on which to base the calculation. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement.

Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all convertible preferred stock, options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are antidilutive for all periods presented.

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Years Ended December 31,
	2008	2007	2006
Convertible preferred stock	—	5,380	15,000
Warrants to purchase common stock	1,925	2,018	2,050
Options to purchase common stock	8,023	7,085	5,922

Total	9,948	14,483	22,972

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

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Recent accounting pronouncements

EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.” EITF 07-1 will require the Company to disclose the nature and purpose of its collaborative arrangements in the annual financial statements, its rights and obligations under the collaborative arrangements, the stage of the underlying endeavor’s life cycle, the Company’s accounting policies for the arrangements and the income statement classification and amount of significant financial statement amounts related to the collaborative arrangements. EITF 07-1 is effective for the Company beginning in January 2009 and requires the Company to apply this issue as a change in accounting principle through retrospective application to all prior periods for all collaborative arrangements existing as of the effective date. EITF 07-1 is not expected to have a material impact on the Company’s results of operations, cash flows and financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which modifies the previous principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition. SFAS 141R is effective for business combinations for which the acquisition date is on or after January 1, 2009. This standard is not expected to have any impact on the Company’s financial statements unless it enters into a business combination.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” which requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company beginning in January 2009. The Company’s adoption of SFAS No.161 is not expected to have a material effect on its financial statements since it currently does not have any derivative instruments or hedging activities.

Financial Accounting Standards Board (FASB) FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (FAS 159), became effective on January 1, 2008. FAS 159 permits an instrument by instrument irrevocable election to account for selected financial assets and financial liabilities at fair value. The Company has not elected to apply the fair value option to any eligible financial assets or financial liabilities in 2008.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Investments

Investments consist of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
Corporate obligations	$85,560	$318	$(941)	$84,937
Auction Rate Securities	14,450	—	(1,067)	13,383
U.S. government and agencies	14,637	214	—	14,851
U.S. municipal bonds	16,940	124	(26)	17,038

Total	$131,587	$656	$(2,034)	$130,209

Contractual Maturities
Due in one year or less	$64,583			$64,680
Due in one to three years	52,554			52,146
Due in 2017	14,450			13,383

Total	$131,587			$130,209

December 31, 2007
Corporate obligations	$37,601	$53	$(23)	$37,631
Auction Rate Securities	14,450	2	—	14,452
U.S. government and agencies	7,996	7	(1)	8,002
U.S. municipal bonds	10,265	77	—	10,342

Total	$70,312	$139	$(24)	$70,427

Contractual Maturities
Due in one year or less	$37,728			$37,752
Due in one to three years	18,134			18,223
Due in 2017	14,450			14,452

Total	$70,312			$70,427

Investments are presented in the accompanying balance sheet as follows (in thousands):

	December 31,
	2008	2007
Short-term investments	$64,379	$51,717
Long-term investments	65,529	18,223
Other non-current assets	301	487

Total	$130,209	$70,427

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Fair Value	Unrealized Loss
Corporate obligations	$39,438	$(941)
Auction rate securities	13,383	(1,067)
U.S. municipal bonds	4,797	(26)

Balance as of December 31, 2008	$57,618	$(2,034)

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2008, the period of continuous unrealized losses is less than twelve months. As of December 31, 2008, the Company held auction rate securities, or ARS, valued at $13.4 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. As of December 31, 2008, the failed ARS carried ratings ranging from “AAA” to “BBB-” by Standard & Poor’s and ranging from “A” to “BBB” by Fitch. Each of the securities continues to pay interest according to the stated terms on a monthly basis. The interest rates on these ARS is no longer established based on an auction process but is set at the 30-day London Interbank Offering rate plus 175 or 200 basis points, according to the terms of the issue. ARS are presented at fair value which is based on a probability-weighted discounted cash flow analysis that relies upon certain estimates, including the probability-weighted term to settle and the discount rate applied to future cash flows. Due to the expected time to a liquidation event, investments in ARS are presented as long-term investments in the accompanying balance sheets.

Based on the Company’s available cash, expected operating cash requirements and its belief that the holdings in ARS can be liquidated in approximately one to three years at par, the Company believes it has the ability to hold, and intends to hold, these investments until liquidation. This belief is based on a current assessment of the Company’s future operating plans and assessment of the individual securities and general market conditions. The Company periodically assesses this conclusion based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, further deterioration of the credit rating of the investment, market risk and other factors. Any such future reassessment that results in a conclusion that the unrealized losses on these investments are other than temporary would result in a write down in the fair value of these investments. Such a write down would be recognized in operating results.

The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy of FAS No. 157 as of December 31, 2008 (in thousands):

	Fair Value Measurement at December 31, 2008 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale securities	$301	$116,525	$13,383	$130,209

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, include U.S. treasury and some U.S. agency securities. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include most investment-grade corporate bonds, U.S. agency obligations, taxable municipal bonds and commercial paper. Level 3 investments consist of auction rate securities and account for approximately 10% of total investment securities measured at fair value.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Due to the overall instability in the global credit and financial markets, the time to liquidation assumption used in the Company’s probability-weighted discounted cash flow model used to value ARS has been extended and is no longer considered observable. Accordingly, the ARS were reclassified as Level 3 investments during the quarter ended September 30, 2008. The following table contains a 2008 roll-forward of the fair value of the Company’s ARS where fair value is determined using Level 3 inputs:

Fair Value
Balance as of December 31, 2007	$—
Fair value transferred in from Level 2 available-for-sale-securities	14,005
Unrealized loss reflected as a component of other comprehensive income (loss)	(622)

Balance as of December 31, 2008	$13,383

For the year ended December 31, 2008, the Company recognized in other comprehensive income (loss) unrealized losses of $1,493.

3. Property and equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Leasehold improvements	$10,496	$10,015
Laboratory equipment	10,027	7,686
Computers and office equipment	3,323	2,488
Furniture and fixtures	2,269	1,909

	26,115	22,098
Less: accumulated depreciation and amortization	(15,119)	(11,804)

Total	$10,996	$10,294

Depreciation and amortization expenses on property and equipment totaled $3,415, $2,548 and $2,418 for the years ended December 31, 2008, 2007 and 2006, respectively.

4. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Compensation and benefits	$5,333	$3,521
Clinical trial costs	5,130	3,258
Trade accounts payable	3,253	2,678
Contract manufacturing	2,010	746
Franchise and local taxes	153	272

Total	$15,879	$10,475

5. Income taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. Because of the Company’s historical net operating losses, it has not paid income taxes

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

since its inception and the Company had no material unrecognized tax benefits as of December 31, 2008 or 2007. As a result, the adoption of FIN 48 had no impact on the Company’s financial statements.

The Company’s deferred tax assets primarily consist of net operating loss, or NOL, carryforwards, deferred revenue, capitalized research and development expense and research and development tax credit carryforwards. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. At December 31, 2008, the Company has NOL carryforwards of $112.7 million expiring from 2018 to 2028 if not utilized, and R&D credit carryforwards of $10.6 million expiring from 2019 to 2028.

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation in the event of a change in ownership as set forth in Section 382 of the Internal Revenue Code of 1986, as amended. The Company has performed an ownership analysis as of March 2008. Based upon this analysis, substantially all of the Company’s NOL carryforwards as of December 31, 2008 have, or are expected to, become available to offset taxable income. The Company has not performed a change in ownership analysis for any period subsequent to March 2008. It is possible that there has been, or in the future will be, a change in ownership, which would limit the amount of NOL available to be used in the future. Any limitation may result in the expiration of the NOL and R&D credit carryforwards before utilization.

The Company’s net deferred tax assets consisted of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets
Net operating loss carryforwards	$38,307	$43,329
Deferred revenue	28,819	314
Capitalized research and development	27,807	27,481
Research and development credit carryforwards	10,642	8,334
Share-based compensation	3,039	1,645
Depreciation and amortization	1,360	890
Other	3,051	847

Total deferred tax assets	113,025	82,840
Less: valuation allowance	(113,025)	(82,840)

Net deferred tax assets	$—	$—

Increases in the valuation allowance were $30.2 million in 2008, $19.0 million in 2007 and $12.6 million in 2006.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years ended December 31,
	2008	2007	2006
Statutory federal income tax rate	(34)%	(34)%	(34)%
Research and development tax credits	(3)	(4)	(4)
Other	2	(1)	3
Valuation allowance	35	39	35
Effective tax rate	0%	0%	0%

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company does not anticipate any significant changes to its unrecognized tax positions or benefits during the next twelve months. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. Tax years 1998 to 2008 remain subject to future examination for federal income taxes.

6. Collaboration, license, manufacturing and other agreements

The Company has entered into various product, collaboration and license agreements with pharmaceutical and biotechnology companies. Revenues recognized under these agreements were as follows:

	Years ended December 31,
	2008	2007	2006
Genentech	$28,544	$17,397	$4,117
MedImmune	1,582	1,402	932
Bayer	1,514	852	929
CuraGen	1,138	100	1,760
Progenics	968	1,383	1,621
Daiichi Sankyo	797	—	—
Other collaborations	693	1,286	646

Totals	$35,236	$22,420	$10,005

Dacetuzumab (SGN-40) product collaboration with Genentech

In January 2007, the Company entered into a collaboration agreement with Genentech for the development and commercialization of dacetuzumab. Under the terms of the agreement, the Company received an upfront payment of $60 million, and is entitled to receive potential milestone payments exceeding $800 million, $20 million of which has been received by the Company. In addition, the Company is entitled to receive royalties on net sales of dacetuzumab. Genentech also funds ongoing research, development, manufacturing and commercialization costs for dacetuzumab under the collaboration. The Company is conducting several phase I clinical trials and a phase II clinical trial and other development activities for dacetuzumab over a six year development period, the costs of which are be reimbursed by Genentech. The Company also has an option to co-promote dacetuzumab in the United States.

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

ADC collaboration agreements

Genentech

In April 2002, the Company entered into an ADC collaboration with Genentech. In March 2007, Genentech extended the term of the collaboration to April 2010 in accordance the terms of the agreement. In 2008, the

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Company received $1.5 million in milestones related to two investigational new drug, or IND-enabling toxicology approvals and an IND filing. In 2007, Genentech exercised an exclusive license to specific targets and extended the research term under the ADC collaboration agreement by paying a fee of $4.5 million. In addition, the Company receives a renewal fee and other fees as well as reimbursement payments for research and development services and materials provided to Genentech under the collaboration. These payments are deferred and recognized as revenue over the research term of the collaboration using a time-based approach. We are entitled to receive additional progress-dependent milestones, annual maintenance fees and support fees as Genentech’s ADC product candidates progress through development and royalties on product sales.

CuraGen

In June 2004, the Company entered into an ADC collaboration with CuraGen. The Company received an upfront fee of $2.0 million for an exclusive license to the Company’s ADC technology for a single antigen. In February 2005, CuraGen exercised an option to license the Company’s ADC technology to a second antigen and paid a fee of $1.0 million. These fees were recognized as revenue over the two year research period of the agreement. CuraGen also pays material supply and research support fees for assistance provided by the Company in developing ADC products, as well as annual maintenance fees. CuraGen is responsible for research, product development, manufacturing and commercialization of all products under the collaboration and may make progress-dependent milestone payments and pay royalties on net sales of resulting ADC products. As the Company has no substantive continuing performance obligations under this agreement, progress dependent milestones and maintenance fees are recognized as revenue when received. The material supply and research support fees are recognized as revenue as the activities are performed. In June 2006, CuraGen initiated a phase I clinical trial of CR011 triggering a milestone payment to the Company which was recognized as revenue. In April 2008, CuraGen initiated a phase II clinical trial of CR011, triggering a milestone payment to the Company which was recognized as revenue.

Bayer

In September 2004, the Company entered into an ADC collaboration with Bayer. Under the terms of this agreement, Bayer paid the Company an upfront fee of $2.0 million for an exclusive license to the Company’s ADC technology for a single antigen. The upfront fee was recognized as revenue over the three year research period of the agreement. During 2008, the Company received a fee in connection with extending the research term of the collaboration and a milestone payment in connection with development pipeline approval. Bayer pays material supply and research support fees for any assistance provided by the Company in developing ADC products, as well as annual maintenance fees. The material supply and research support fees are recognized as revenue over the extended term. Bayer is responsible for research, product development, manufacturing and commercialization of all products under the collaboration and may make progress-dependent milestone payments and pay royalties on net sales of resulting ADC products. Milestones and maintenance fees received during the extended term will be recognized as revenue over the remainder of the extended research period.

MedImmune

In April 2005, the Company entered into an ADC collaboration with MedImmune, now a wholly-owned subsidiary of AstraZeneca. Under this agreement, MedImmune paid an upfront fee of $2.0 million for rights to utilize the Company’s ADC technology against a single tumor target. The upfront fee was recognized as revenue over the two year research period of the collaboration. In October 2007, MedImmune exercised its option to obtain an exclusive license to a second antigen target under the existing ADC collaboration with the Company. The Company received a $1.5 million payment from MedImmune as a result of the exercise which was recognized as revenue over a twelve month period commensurate with the remaining service period under the agreement. Under the terms of the collaboration, MedImmune has agreed to make progress-dependent milestone

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

payments and pay royalties on net sales of any resulting ADC products. MedImmune is responsible for research, product development, manufacturing and commercialization of all products under the collaboration. The Company may receive material supply and annual maintenance fees as well as research support payments for any assistance provided to MedImmune in developing ADC products.

Progenics

In June 2005, the Company entered into an ADC collaboration with PSMA Development Company, now a wholly-owned subsidiary of Progenics. The collaboration provides Progenics with rights to utilize the Company’s ADC technology with Progenic’s fully human monoclonal antibodies that target prostate-specific membrane antigen, or PSMA. Under the terms of the collaboration, the Company received a $2.0 million upfront fee which was recognized as revenue over the three year research period of the collaboration. During 2008, the Company received a milestone payment in connection with Progenics’ commencement of a phase I clinical trial which was recognized as revenue since the Company has no further performance obligations. Progenics has also agreed to make progress-dependent milestone payments and pay royalties on net sales of resulting ADC products. Progenics is responsible for research, product development, manufacturing and commercialization of all products under the collaboration. The Company may also receive material supply and annual maintenance fees as well as research support payments for any assistance provided to Progenics in developing ADC products.

Daiichi Sankyo

In July 2008, the Company entered into an ADC collaboration agreement with Daiichi Sankyo. The Company received a $4.0 million upfront fee for an exclusive license to the Company’s ADC technology for a single antigen. The upfront fee and other payments received will be recorded as revenue over the three year development term of the collaboration agreement using a time-based approach. The Company recognized revenues of $797,000 in 2008 associated with the earned portion of the upfront fee as well as the earned portion of materials and services supplied by the Company to Daiichi Sankyo under the collaboration. The Company is entitled to receive additional progress-dependent milestones, annual maintenance fees and support fees as Daiichi Sankyo’s ADC product candidate progresses through development and royalties on net sales of resulting ADC products. Daiichi Sankyo is responsible for research, product development, manufacturing and commercialization of all products under the collaboration.

Collaboration and co-development agreement

Agensys

In January 2007, the Company entered into an agreement with Agensys, now a wholly-owned subsidiary of Astellas, to jointly research, develop and commercialize ADCs for cancer. The collaboration encompasses combinations of the Company’s ADC technology with antibodies developed by Agensys to proprietary cancer targets. Under the terms of the multi-year agreement, Agensys and the Company will jointly screen and select ADC product candidates to an initial target, AGS-5, co-fund all development and commercialization costs and share equally in any profits. Agensys will also conduct further preclinical studies aimed at identifying ADC product candidates for up to three additional targets. The Company has the right to exercise a co-development option for one of these additional ADC product candidates upon filing of an IND, and Agensys will have the right to develop and commercialize the other two ADC product candidates on its own, subject to paying the Company fees, milestones and royalties. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. The Company and Agensys are currently collaborating on preclinical development of AGS-5 ADC for the treatment of solid tumors. Costs associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statement of operations. Amounts received from or paid to Agensys for

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

co-development activities are classified as research and development expense. Amounts received for product candidates being developed solely by Agensys will be recognized as revenues.

License and other agreements

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

PDL BioPharma

In January 2004, PDL BioPharma and the Company entered into a license agreement that granted the Company a license and options for two additional licenses under PDL BioPharma’s antibody humanization patents. This agreement was entered into as part of the expansion of the ADC collaboration with PDL BioPharma pursuant to which the Company agreed to provide additional support to PDL BioPharma in exchange for increased fees, milestones and royalties on net sales of products developed pursuant to the ADC collaboration. The Company used the initial antibody humanization license for the Company’s dacetuzumab product candidate. Under the terms of the license agreement, the Company is required to pay PDL BioPharma annual maintenance fees and royalties on net sales of products using PDL BioPharma’s antibody humanization technology.

Facet Biotech Corporation

In April 2005, the Company entered into a license agreement with PDL BioPharma for exclusive rights to PDL BioPharma’s anti-CD33 program, which is the basis for the Company’s lintuzumab product candidate. In December 2008, PDL BioPharma transferred its rights under this agreement to Facet Biotech Corporation as part of a corporate reorganization. The Company’s rights and obligations under the agreement were not changed as a result of the transfer. Under the license agreement, the Company received rights to patents and patent applications, as well as supplies of clinical-grade materials and a nonexclusive antibody humanization license for the CD33 antigen. The Company has paid an upfront fee and milestone payments and has agreed to pay progress-dependent payments totaling up to an additional $6.0 million based on the future achievement of clinical development and regulatory approval milestones, as well as royalties on net sales of any resulting products. In addition, the Company agreed to reduce royalties otherwise payable by Facet with respect to products targeting one antigen under the existing ADC collaboration between the companies. The companies have also granted each other a co-development option for second generation anti-CD33 antibodies with improved therapeutic characteristics developed by either party.

Development, supply and other agreements:

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

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Sigma Aldrich Fine Chemicals

In July and August 2008, the Company entered into agreements with Sigma Aldrich Fine Chemicals, or SAFC, a division of Sigma-Aldrich, Inc., for GMP manufacturing of the proprietary drug-linker system employed in its SGN-35 and SGN-75 product candidates, respectively. It also entered into agreements with SAFC for GMP manufacturing and quality control testing for the conjugation of its proprietary drug-linker to the antibody in its SGN-75 product candidate. The volume, pricing and specifications for manufacture and supply will be determined on a project by project basis. The Company has also entered into a preferred provider agreement with SAFC to enable its ADC collaborators to order drug-linker materials directly from SAFC to support the collaborators’ development of ADCs utilizing the Company’s technology. The Company is entitled to receive payments from SAFC under the preferred provider agreement.

Abbott Laboratories

In April 2008 the Company amended its 2004 agreement with Abbott for manufacturing of the antibody component of its SGN-35 product candidate. In May 2008, the Company also amended its 2005 manufacturing agreement with Abbott for manufacturing of its dacetuzumab product candidate. Under the terms of both agreements, Abbott has performed GMP manufacturing for clinical trials, and has agreed to supply commercial-grade material to support potential regulatory approval and commercial launch.

Piramal Healthcare (formerly NPIL Pharma)

In October 2007 and September 2008, the Company entered into agreements with Piramal Healthcare, a division of Nicholas Piramal India Limited, for GMP manufacturing for the conjugation of its proprietary drug-linker to the antibody in its SGN-35 product candidate. The volume, pricing and specifications to perform conjugation will be determined on a project by project basis.

Under the Company’s license agreements, development and supply agreements, contract manufacturing agreements and other agreements, it is obligated to make payments including progress-dependent milestone payments and royalties on commercial sales of resulting products for specified periods. The minimum contractual payments to be made by the Company under its existing license, collaboration and contract manufacturing agreements are expected to aggregate to approximately $9.2 million in 2009, $225,000 in 2010, $230,000 in 2011, $235,000 in 2012 and $240,000 in 2013; however, the timing of such payments is uncertain. Some of those agreements also provide for payments upon the achievement of certain milestones aggregating up to $9.4 million, as well as the payment of royalties based on net sales of commercial products. The Company does not expect to pay any royalties on net sales of products under any of these agreements for at least the next several years.

7. Commitments and contingencies

In December 2000, the Company leased an approximately 63,900 square foot facility used for its laboratory, discovery, research and development and general and administrative purposes. In July 2008, the Company entered into a lease amendment to extend and modify the terms of this lease through June 2018. The lease amendment provides for a reduction in the base rent, an extension of the lease term to June 2018 and a reduction in level of security pledged by the Company under the lease. The Company is also entitled to receive a tenant improvement allowance which can be used to offset the cost of improvements to be made to the facility to accommodate the Company’s anticipated growth. The Company has two renewal options of five years each and has the option to terminate the lease effective June 2013 or June 2015 upon providing notice of its intent to accelerate the termination date of the lease and payment of a termination fee.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The lease agreements contain scheduled rent increases. Accordingly, the Company has recorded a deferred rent liability of $1.2 million and $474,000 at December 31, 2008 and 2007, respectively. The Company has also entered into operating lease obligations through February 2012 for certain office equipment.

Future minimum lease payments under all noncancelable operating leases, and not assuming the exercise by the Company of any termination options or extensions are as follows (in thousands):

Years ending December 31,
2009	$2,638
2010	2,708
2011	2,788
2012	2,834
2013	2,917
Thereafter	14,281

$28,166

Rent expense attributable to noncancelable operating leases totaled approximately $2.8 million for the year ended December 31, 2008 and $2.2 million for each of the years ended December 31, 2007 and 2006.

8. Stockholders’ equity

Common stock

In January 2008, the Company completed a public offering of 11,500,000 shares of common stock, including exercise by the underwriters of their over-allotment option to purchase 1,500,000 shares. The public offering price of $9.00 per share resulted in net proceeds to the Company of approximately $97.6 million, after deducting underwriting discounts and commissions and offering expenses of $180,000.

In April 2006, the Company completed a public offering of 7,300,000 shares of common stock at a price of $5.13 per share. Total net proceeds from this offering were approximately $37.2 million, after deducting offering expenses of $229,000. In connection with the public offering, the Company entered into a stock purchase agreement with entities affiliated with Baker Brothers Investments, which are managed by Baker Bros. Advisors, LLC. Felix Baker, Ph.D., one of the Company’s directors, is a Managing Member of Baker Bros. Advisors. The Stock Purchase Agreement provided that, subject to stockholder approval and customary closing conditions, these entities would purchase a total of 1,129,015 shares of the Company’s common stock at a price of $5.25 per share. The Company’s stockholders approved the issuance of these shares at the Company’s annual stockholders’ meeting held on May 19, 2006. As a result, the Company issued these additional shares on May 24, 2006 for total net proceeds of approximately $5.9 million.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company is authorized to issue up to 150,000,000 shares of common stock. At December 31, 2008, shares of common stock reserved for future issuance are as follows (in thousands):

Stock options outstanding	9,049
Warrants outstanding	1,925
Stock options available for grant	3,126
Employee stock purchase plan shares available for issuance	348

14,448

Stock purchase warrants

In connection with an equity financing completed in July 2003, the Company issued warrants to purchase 2,050,000 shares of common stock with an exercise price of $6.25 per share with an expiration date of December 31, 2011. In October 2007, warrants to purchase 125,000 shares of common stock were exercised. Warrants to purchase 1,925,000 shares of common stock are outstanding as of December 31, 2008.

Employee Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) with a total of 348,085 shares of common stock available for issuance as of December 31, 2008. The number of shares reserved for issuance under the Stock Purchase Plan is subject to an automatic annual increase on the first day of each calendar year through 2010 that is equal to the lesser of (1) 300,000 shares; (2) 1% of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year; or (3) such lesser number of shares as the Board of Directors determines. A total of 240,190 shares were sold to employees during 2008 at a weighted average purchase price of $4.30 per share, 147,881 shares were sold to employees during 2007 at a weighted average purchase price of $3.60 per share and 96,617 shares were sold to employees during 2006 at a weighted average purchase price of $4.05 per share. Under the terms of the Stock Purchase Plan, shares are purchased at 85 percent of the fair market value of the Company’s common stock on either the first day of an offering period or the last day of a purchase period, whichever is lower.

9. Stock option plans

2007 Equity Incentive Plan

The Company adopted the 2007 Equity Incentive Plan (the “Option Plan”) effective as of December 23, 2007, whereby 5,000,000 shares of the Company’s common stock were reserved for issuance to employees, including officers, directors and consultants of the Company and its affiliates. Upon the effective date of the Option Plan, the Company ceased granting awards under its 1998 Stock Option Plan (the “1998 Plan”). As of December 31, 2008, 2,746,435 shares were available for future grant under the Option Plan, and a total of 8,650,100 shares were subject to outstanding options granted under the Option Plan and the 1998 Plan. The types of awards that may be granted under the Option Plan are stock options (including incentive stock options and nonstatutory stock options), restricted stock, restricted stock units, stock appreciation rights and other similar types of awards. No awardee may be granted, in any calendar year under the Option Plan, options or stock awards covering more than 1,000,000 shares. The Option Plan will terminate in December 2017 unless it is terminated earlier pursuant to its terms.

Incentive stock options under the Option Plan may be granted only to employees of the Company or its subsidiaries. The exercise price of an incentive stock option or a nonstatutory stock option may not be less than 100% of the fair market value of the common stock on the date the option is granted and have a maximum term of ten years from the date of grant. In the case of options granted to holders of more than 10% of the voting

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

power of the Company, the exercise price may not be less than 110% of the fair market value of the common stock on the date the option is granted and the term of the option may not exceed five years. The Company may grant options with exercise prices lower than the fair market value of its common stock on the date of grant in connection with an acquisition by the Company of another company. Options become exercisable in whole or in part from time to time as determined by the Board of Directors, which administers the Option Plan. Generally, options granted under the Option Plan vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following three years.

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

Each stock award agreement under the Option Plan will contain provisions regarding (i) the number of shares subject to the stock award, (ii) the purchase price of the shares, if any, and the means of payment for the shares, (iii) the performance criteria (including qualifying performance criteria), if any, and level of achievement versus these criteria that will determine the number of shares granted, issued, retainable and vested, as applicable, (iv) such terms and conditions on the grant, issuance, vesting and forfeiture of the shares, as applicable, as may be determined from time to time by the Administrator, (v) restrictions on the transferability of the stock award or the shares, and (vi) such further terms and conditions, in each case not inconsistent with the Option Plan, as may be determined from time to time by the Administrator; provided, however, that each stock award must have a minimum vesting period of one year from the date of grant.

During 2007, the Company recorded a non-cash, share-based compensation charge of approximately $520,000 for accelerated vesting of stock options in connection with employee severance.

2000 Directors’ Stock Option Plan

The Company has a 2000 Directors’ Stock Option Plan (the “Directors’ Plan”). Under the terms of the Directors’ Plan, each non-employee director is granted a nonstatutory stock option to purchase 25,000 shares of common stock on the date on which such individual first becomes a member of the Board of Directors, except for Felix Baker and Srinivas Akkaraju . Each initial option vests at the rate of 25% of the total number of shares subject to such option twelve months after the date of grant, with the remaining shares vesting thereafter in equal monthly installments over three years. In addition, on the dates of each annual stockholder meeting, each non-employee director who has been a member of the Board of Directors for at least six months is granted a nonstatutory stock option to purchase 10,000 shares of common stock. Each annual option vests at the rate of 100% of the total number of shares subject to such option on the day before the one-year anniversary of the grant date.

All options granted under the Directors’ Plan have a term of ten years and an exercise price equal to the fair value of the underlying shares on the date of grant. A total of 900,000 shares of common stock have been reserved for issuance under the Directors’ Plan as amended by the addition of 500,000 shares as approved by the

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

stockholders at the May 25, 2007 Annual Meeting. As of December 31, 2008 stock options to acquire a total of 399,000 shares of common stock were outstanding and 380,000 shares were available for grant under the Directors’ Plan.

Share-based compensation expense

The impact on the Company’s results of operations of share-based payment awards is as follows (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Research and development	$6,414	$5,344	$3,057
General and administrative	3,998	2,584	1,677

Total	$10,412	$7,928	$4,734

The Company granted options to certain members of its scientific advisory board and has accounted for these non-employee options in accordance with EITF 96-18 recording non-cash stock-based compensation expense of $105,000 for the year ended December 31, 2007 and $94,000 for the year ended December 31, 2006. Such amounts have been included in the table above. There were no such grants in 2008 since the Company no longer has a scientific advisory board.

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

Valuation assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the periods indicated:

	Stock Option Plans Years ended December 31,			Employee Stock Purchase Plan Years ended December 31,
	2008	2007	2006	2008	2007	2006
Risk-free interest rate	3.0%	4.4%	4.7%	2.5%	4.9%	4.7%
Expected lives in years	5.5	5.4	5.4	2.2	1.5	1.6
Expected dividends	0%	0%	0%	0%	0%	0%
Expected volatility	57%	63%	70%	56%	64%	71%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the award. The Company’s computation of expected life was determined based on its historical experience with similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. The application of FAS 123(R) assumes a forfeiture rate to reflect the amount of options that are granted, but are forfeited by the option holder prior to vesting. The estimated forfeiture rate applied to these amounts is derived from historical stock option forfeiture behavior. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield. The Company’s computation of expected volatility is based on the historical volatility of the Company’s stock price. Determination of all of these assumptions involves management’s best estimates at the

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

time, which impact the fair value of the option calculated under the Black-Scholes methodology, and ultimately the expense that will be recognized over the life of the option.

Stock option activity

A summary of stock option activity for the Option Plan, the Director’s Plan and the 1998 Plan (collectively, the “Stock Option Plans”) is as follows:

		Options outstanding
	Shares available for grant	Number of shares	Weighted- average exercise price per share
Balance, December 31, 2005	2,820,424	4,820,831	$5.86
Additional shares reserved	1,200,000	—	—
Granted	(2,498,875)	2,498,875	4.81
Exercised	—	(124,015)	3.12
Forfeited	317,869	(317,869)	6.10
Expired	206,390	(206,390)	6.78

Balance, December 31, 2006	2,045,808	6,671,432	5.48

Additional shares reserved	6,100,000	—	—
Option Plan shares expired	(677,267)	—	—
Granted	(2,303,450)	2,303,450	9.85
Exercised	—	(1,221,759)	4.33
Forfeited	290,646	(290,646)	6.70
Expired	4,263	(4,263)	9.47

Balance, December 31, 2007	5,460,000	7,458,214	7.02

Option Plan shares expired	(216,442)	—	—
Granted	(2,367,548)	2,367,548	10.69
Exercised	—	(526,237)	5.44
Forfeited	243,409	(243,409)	8.34
Expired	7,016	(7,016)	9.67

Balance, December 31, 2008	3,126,435	9,049,100	8.04

The weighted average grant-date fair value of options granted with exercise prices equal to market were $5.65, $5.75 and $3.02 for the years ended December 31, 2008, 2007 and 2006, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2008. The aggregate intrinsic value at December 31, 2008 for options outstanding was $14.8 million and for options exercisable was $11.5 million. The aggregate intrinsic value of options exercised under the Stock Option Plans was $11.5 million during 2008, $7.7 million during 2007 and $196,000 during 2006, determined as of the date of option exercise. As of December 31, 2008, there was approximately $12.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements, as adjusted for expected forfeitures, granted under the Company’s Stock Option Plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about options outstanding for the Stock Option Plans at December 31, 2008:

	Options outstanding			Options exercisable
Range of exercise price	Number of shares	Weighted- average remaining contractual life (in years)	Weighted- average exercise price per share	Number of shares	Weighted- average exercise price per share
$0.29 - $ 3.00	117,848	2.35	$2.39	117,848	$2.39
$3.08 - $ 5.30	1,779,833	6.64	4.55	1,214,369	4.54
$5.33 - $ 6.74	1,879,381	5.53	6.04	1,691,255	6.09
$6.83 - $ 10.16	1,760,346	6.77	8.69	894,362	8.35
$10.20 - $ 10.99	1,852,579	8.33	10.36	718,817	10.30
$11.09 - $12.04	1,659,113	9.51	11.14	17,585	11.64

$0.29 - $12.04	9,049,100	7.25	8.04	4,654,236	6.70

10. Employee benefit plan

The Company has a 401(k) Plan for all of its employees. The Plan allows eligible employees to defer, at the employee’s discretion, up to 50% of their pretax compensation up to the IRS annual limit. This limit was $15,500 (or $20,500 for employees who are 50 years old or older) in calendar year 2008. The Company has a 401(k) matching program whereby the Company contributes 50% of the first 6% (4% for 2007 and 2006) of a participant’s contributions, not to exceed a prescribed annual limit. Under this matching program, the Company contributed a total of approximately $527,000 in 2008, $274,000 in 2007 and $240,000 in 2006.

11. Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2008 and 2007. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2008
Revenues	$7,085	$10,004	$8,079	$10,068
Net loss	$(17,112)	$(16,028)	$(21,764)	$(30,597)
Net loss per share—basic and diluted	$(0.22)	$(0.20)	$(0.27)	$(0.38)
2007
Revenues	$4,336	$5,611	$4,637	$7,836
Net loss	$(8,828)	$(10,550)	$(14,613)	$(14,941)
Net loss per share—basic and diluted	$(0.16)	$(0.18)	$(0.22)	$(0.22)

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Subsequent Events

In February 2009, the Company completed an underwritten public offering of 5,740,000 shares of its common stock. The public offering price of $9.72 per share resulted in net proceeds to the Company of approximately $52.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.

In January 2009, the Company also entered into a stock purchase agreement with Baker Brothers Life Sciences, L.P. (“BBLS”). Felix Baker, Ph.D., one of the Company’s directors, is a Managing Member of Baker Brothers Life Sciences Capital (GP), LLC, the general partner of BBLS’s general partner. The stock purchase agreement provides that, subject to stockholder approval and customary closing conditions, BBLS and certain of its affiliated investment funds will purchase a total of 1,178,163 shares of the Company’s common stock at a price of $9.72 per share in a private placement. If the issuance of shares of the Company’s common stock pursuant to the stock purchase agreement is not approved by the Company’s stockholders, the stock purchase agreement will be terminated and the sale and issuance of these shares will not be consummated. If consummated, the sale and issuance of shares of the Company’s common stock pursuant to the stock purchase agreement would generate approximately $11.5 million in gross proceeds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and the Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this annual report. Based on that evaluation, they have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were, in design and operation, effective.

(b)    Changes in internal control over financial reporting.    There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)    Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2008 fiscal year pursuant to Regulation 14A for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), and the information to be included in the 2009 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2009 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Proposal No. 1—Election of Directors—Code of Ethics” appearing in the 2009 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2009 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Proposal No. 1—Election of Directors—Director Compensation” and “Compensation of Executive Officers” appearing in the 2009 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2009 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2009 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1) The information required by this Item concerning related party transactions may be found under the section entitled “Certain Relationships and Related Party Transactions” appearing in the 2009 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2009 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 3—Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2009 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

Number	Description
3.1(20)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(19)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(7)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(6)	Form of Common Stock Warrant.

4.3(20)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4(7)	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1†(1)	License Agreement dated March 30, 1998 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.2†(1)	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated August 10, 1999 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.3(1)	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.4†(1)	License Agreement dated June 14, 1998 between Seattle Genetics, Inc. and Mabtech AB.

10.5†(1)	First Amendment to the Mabtech License Agreement dated January 31, 2000 between Seattle Genetics, Inc. and Mabtech AB.

10.6†(1)	License Agreement dated September 20, 1999 between Seattle Genetics, Inc. and the University of Miami.

10.7†(1)	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seattle Genetics, Inc. and the University of Miami.

10.8†(1)	License Agreement dated February 3, 2000 between Seattle Genetics, Inc. and the Arizona Board of Regents.

10.9†(1)	Lease Agreement dated December 1, 2000 between Seattle Genetics, Inc. and WCM132-302, LLC.

10.10(23)*	Amended and Restated 1998 Stock Option Plan.

Number	Description
10.11(11)*	Form Notice of Grant and Stock Option Agreement under Amended and Restated 1998 Stock Option Plan.

10.12(11)*	Form Notice of Grant and Stock Option Agreement under 2000 Directors’ Stock Option Plan.

10.13(1)*	2000 Directors’ Stock Option Plan.

10.14(1)*	2000 Employee Stock Purchase Plan.

10.15(1)*	Form of Indemnification Agreement between Seattle Genetics, Inc. and each of its officers and directors.

10.16†(2)	Collaboration Agreement dated June 4, 2001 between Seattle Genetics, Inc. and Eos Biotechnology, Inc.

10.17†(3)	Collaboration Agreement dated April 19, 2002 between Seattle Genetics, Inc. and Genentech, Inc.

10.18†(4)	Contract Manufacturing Agreement dated January 3, 2003 between Seattle Genetics, Inc. and ICOS Corporation.

10.19†(5)	License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.20†(5)	Non-Exclusive Cabilly Patent License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.21†(7)	First Amendment to Lease dated May 28, 2003 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.22†(8)	Amendment to Collaboration Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.23†(8)	Patent Rights Master Agreement and Research License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.24†(8)	Patent License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.25†(8)	Development and Supply Agreement dated February 23, 2004 between Seattle Genetics, Inc. and Abbott Laboratories.

10.26†(9)	Collaboration Agreement dated June 22, 2004 between Seattle Genetics, Inc. and CuraGen Corporation.

10.27†(10)	Collaboration Agreement dated July 20, 2004 between Seattle Genetics, Inc. and Applera Corporation through its Celera Genomics Group.

10.28†(10)	Amendment No. 3 to License Agreement dated August 17, 2004 between Seattle Genetics, Inc., and Arizona Science & Technology Enterprises d/b/a Arizona Technology Enterprises.

10.29†(10)	Collaboration and License Agreement dated September 27, 2004 between Seattle Genetics, Inc. and Bayer Pharmaceuticals Corporation.

10.30†(12)	Development and Supply Agreement dated February 18, 2005 between Seattle Genetics, Inc. and Abbott Laboratories.

10.31†(13)	License Agreement dated April 12, 2005 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.32†(13)	Collaboration Agreement dated April 27, 2005 between Seattle Genetics, Inc. and MedImmune, Inc.

Number	Description
10.33†(13)	Manufacturing and Supply Agreement dated May 4, 2005 between Seattle Genetics, Inc. and Organichem Corporation.

10.34†(13)	Collaboration Agreement dated June 14, 2005 between Seattle Genetics, Inc. and PSMA Development Company LLC.

10.35†(14)	Biopharmaceutical Manufacturing Services Agreement dated April 24, 2006 between Seattle Genetics, Inc. and Laureate Pharma, Inc.

10.36†(15)	Collaboration and License Agreement dated January 7, 2007 between Seattle Genetics, Inc. and Agensys, Inc.

10.37(18)*	Seattle Genetics, Inc. 2008 Senior Executive Annual Bonus Plan.

10.38†(19)	First Amendment to Development and Supply Agreement dated April 17, 2008 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.

10.39†(19)	First Amendment to Development and Supply Agreement dated May 7, 2008 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.

10.40†(19)	Amendment No. 1 to Collaboration and License Agreement dated May 15, 2008 between Seattle Genetics, Inc. and Bayer Healthcare, AG.

10.41†(20)	Second Amendment to Lease dated July 1, 2008 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.42†(20)	Collaboration Agreement dated July 2, 2008 between Seattle Genetics, Inc. and Daiichi Sankyo Co., Ltd.

10.43(16)*	Seattle Genetics, Inc. 2007 Equity Incentive Plan.

10.44*	Form Stock Option Agreement under 2007 Equity Incentive Plan.

10.45(17)*	2000 Directors’ Stock Option Plan, as amended.

10.46(21)	Stock Purchase Agreement, dated January 27, 2009, by and between Seattle Genetics, Inc. and Baker Brothers Life Sciences, L.P.

10.47(22)*	Seattle Genetics, Inc. 2009 Senior Executive Annual Bonus Plan.

10.48*	Amended and Restated Employment Agreement between Seattle Genetics, Inc. and Clay B. Siegall.

10.49*	Amended and Restated Employment Agreement between Seattle Genetics, Inc. and Todd E. Simpson.

10.50*	Amended and Restated Employment Agreement between Seattle Genetics, Inc. and Eric L. Dobmeier.

10.51*	Amended and Restated Employment Agreement between Seattle Genetics, Inc. and Thomas C. Reynolds.

10.52*	Amended and Restated Employment Agreement between Seattle Genetics, Inc. and Morris Rosenberg.

10.53†	Option and License Agreement between Seattle Genetics, Inc. and CLB-Research and Development dated July 5, 2001.

10.54†	Amendment No. 1 to Option and License Agreement between Seattle Genetics, Inc. and CLB-Research and Development dated September 27, 2004.

10.55*	Consulting Agreement between Seattle Genetics, Inc. and Hoth Consulting Inc. dated June 1, 2006.

10.56*	Compensation Information for Named Executive Officers and Directors.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(7)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(16)	Previously filed as Addendum A to Registrant’s definitive proxy statement on Schedule 14A, File No. 000-32405, filed with the Commission on April 17, 2007 and incorporated herein by reference.

(17)	Previously filed as Addendum B to Registrant’s definitive proxy statement on Schedule 14A, File No. 000-32405, filed with the Commission on April 17, 2007 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on February 4, 2008.

(19)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on January 27, 2009.

(22)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on February 19, 2009

(23)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 18, 2006.

†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

Date: March 13, 2009	By:	/s/ CLAY B. SIEGALL

Clay B. Siegall President & Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2009	By:	/s/ TODD E. SIMPSON

Todd E. Simpson Chief Financial Officer (Principal Finance and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLAY B. SIEGALL Clay B. Siegall	Director, President & CEO (Principal Executive Officer)	March 13, 2009

/s/ TODD E. SIMPSON Todd E. Simpson	Chief Financial Officer (Principal Finance and Accounting Officer)	March 13, 2009

/s/ FRANKLIN M. BERGER Franklin M. Berger	Director	March 13, 2009

/s/ DAVID W. GRYSKA David W. Gryska	Director	March 13, 2009

/s/ MARC E. LIPPMAN Marc E. Lippman	Director	March 13, 2009

/s/ SRINIVAS AKKARAJU Srinivas Akkaraju	Director	March 13, 2009

/s/ FELIX BAKER Felix Baker	Director	March 13, 2009

/s/ DANIEL F. HOTH Daniel F. Hoth	Director	March 13, 2009

/s/ JOHN P. MCLAUGHLIN John P. McLaughlin	Director	March 13, 2009

/s/ DANIEL G. WELCH Daniel G. Welch	Director	March 13, 2009