Form 10-Q
period 2009-03-31
SEATTLE GENETICS INC /WA
filed 2009-05-08
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 7, 2009 there were 85,640,090 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$30,741	$30,800
Short-term investments	100,866	64,379
Interest receivable	2,027	1,888
Accounts receivable	11,880	8,186
Prepaid expenses and other current assets	2,000	5,463

Total current assets	147,514	110,716
Property and equipment, net	12,144	10,996
Long-term investments	60,806	65,529
Other non-current assets	476	476

Total assets	$220,940	$187,717

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$17,588	$15,879
Current portion of deferred revenue	27,147	24,341

Total current liabilities	44,735	40,220

Long-term liabilities
Deferred revenue, less current portion	67,092	66,958
Deferred rent and other long-term liabilities	1,622	1,521

Total long-term liabilities	68,714	68,479

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 85,624 shares issued and outstanding at March 31, 2009 and 79,791 shares issued and outstanding at December 31, 2008	86	80
Additional paid-in capital	450,271	394,338
Accumulated other comprehensive loss	(1,576)	(1,378)
Accumulated deficit	(341,290)	(314,022)

Total stockholders’ equity	107,491	79,018

Total liabilities and stockholders’ equity	$220,940	$187,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2009	2008
Revenues from collaboration and license agreements	$9,142	$7,085

Operating expenses
Research and development	33,246	22,152
General and administrative	4,156	3,935

Total operating expenses	37,402	26,087

Loss from operations	(28,260)	(19,002)
Investment income, net	992	1,890

Net loss	$(27,268)	$(17,112)

Net loss per share – basic and diluted	$(0.33)	$(0.22)

Shares used in computation of net loss per share – basic and diluted	83,545	76,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2009	2008
Operating activities
Net loss	$(27,268)	$(17,112)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	2,714	2,228
Depreciation and amortization	738	774
Amortization on investments	882	71
Deferred rent and other long-term liabilities	101	997
Changes in operating assets and liabilities
Interest receivable	(139)	(769)
Accounts receivable	(3,694)	(1,377)
Prepaid expenses and other current assets	3,463	(188)
Accounts payable and accrued liabilities	1,709	(420)
Deferred revenue	2,940	4,497

Net cash used in operating activities	(18,554)	(11,299)

Investing activities
Purchases of securities available for sale	(50,882)	(57,964)
Proceeds from maturities of securities available for sale	17,034	27,081
Proceeds from sales of securities available for sale	1,004	—
Purchases of property and equipment	(1,886)	(1,114)

Net cash used in investing activities	(34,730)	(31,997)

Financing activities
Net proceeds from issuance of common stock	52,532	97,628
Proceeds from exercise of stock options and employee stock purchase plan	693	1,147

Net cash provided by financing activities	53,225	98,775

Net increase (decrease) in cash and cash equivalents	(59)	55,479
Cash and cash equivalents, at beginning of period	30,800	59,644

Cash and cash equivalents, at end of period	$30,741	$115,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiary, Seattle Genetics UK, Ltd. (collectively “Seattle Genetics” or the “Company”). The year end condensed consolidated balance sheet date was derived from audited financial statements. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. These financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

2. Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) released FASB Staff Position FAS 157-4 (FSP 157-4) which amends SFAS No. 157 to provide additional guidance for estimating the fair value of a financial asset or liability when the volume and level of market activity for such asset or liability have decreased significantly. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In situations where the volume and level of activity has decreased significantly or where transactions are deemed to be disorderly, quoted market prices may not be determinative of fair value. In such situations, FSP 157-4 calls for adjustments to quoted market prices in determining fair value. These adjustments may involve the use of other valuation techniques such as the present value of anticipated cash flows. The provisions of FSP 157-4 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of FSP 157-4 effective for the quarter ended March 31, 2009, which did not have a material effect on our condensed consolidated financial statements.

In April 2009, the FASB released FASB Staff Position FAS 115-2 and FAS 124-2. This FASB Staff Position (FSP) amends other than temporary impairment (OTTI) guidance for debt securities. The FSP provides additional guidance regarding the credit and noncredit component of an OTTI event. If the fair value of a debt security falls below its cost basis it is considered impaired. If this is considered to be an OTTI, the cost-basis is reduced to fair value and the write down is included in the statement of operations. Otherwise, for securities considered to be available for sale, the impairment is included in other comprehensive income. This FSP also requires that credit losses of an OTTI be included in the statement of operations. The provisions of the FSP are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of this FSP effective for the quarter ended March 31, 2009, which did not have a material effect on its condensed consolidated financial statements.

The Company adopted EITF 07-01 “Accounting for Collaborative Arrangements” in January 2009 which requires the Company to disclose the nature and purpose of its collaborative arrangements in its annual financial statements, its rights and obligations under the collaborative arrangements, the stage of the underlying endeavor’s life cycle, the Company’s accounting policies for the arrangements and the income statement classification and amount of significant financial statement amounts related to the collaborative arrangements. The adoption of EITF No. 07-1 did not have a material impact on the Company’s results of operations, cash flows or financial condition, and primarily resulted in additional disclosure of the Company’s collaboration agreement with Agensys, Inc. a subsidiary of Astellas Pharma, Inc. (Agensys).

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. Its adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. Common stock financing and stock purchase subject to stockholder approval

In February 2009, the Company completed an underwritten public offering of 5,740,000 shares of its common stock. The public offering price of $9.72 per share resulted in net proceeds to the Company of approximately $52.5 million, after deducting underwriting discounts and commissions and offering expenses. In January 2009, the Company also entered into a stock purchase agreement to sell 1,178,163 shares of its common stock in a private placement to Baker Brothers Life Sciences, L.P. and its affiliated funds (BBLS). BBLS has agreed to pay the same price per share as the investors in the underwritten public offering. Felix Baker, Ph.D., one of the Company’s directors, is a Managing Member of Baker Bros. Advisors, LLC. As a result, the issuance of these shares is subject to stockholder approval at the Company’s annual meeting of stockholders to be held on May 15, 2009. If the issuance of these shares is approved and the transaction is consummated, the transaction with BBLS will generate approximately $11.5 million in gross proceeds.

4. Net loss per share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company excluded all warrants and options to purchase common stock from the calculation of diluted net loss per share as such securities are antidilutive for all periods presented. The following table presents the weighted-average shares that were excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Three months ended March 31,
	2009	2008
Warrants to purchase common stock	1,925	1,925
Options to purchase common stock	9,041	7,443

Total	10,966	9,368

5. Comprehensive loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available-for-sale investments are included in comprehensive loss. Comprehensive loss and its components were as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net loss	$(27,268)	$(17,112)
Unrealized gain (loss) on securities available for sale	(198)	185

Comprehensive loss	$(27,466)	$(16,927)

6. Investments

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2009
Corporate obligations	$72,976	$617	$(833)	$72,760
Auction rate securities	14,450	—	(1,600)	12,850
U.S. government and agencies	61,854	151	(2)	62,003
Taxable municipal bonds	14,269	118	(27)	14,360

Total	$163,549	$886	$(2,462)	$161,973

Contractual Maturities:
Due in one year or less	$101,135			$101,167
Due in one to three years	47,964			47,956
Due in 2017	14,450			12,850

Total	$163,549			$161,973

Reported as:
Short-term investments				$100,866
Long-term investments				60,806
Other non-current assets				301

Total				$161,973

As of March 31, 2009, certain of the Company’s investment securities have a fair value that is less than the Company’s amortized cost of the security and are therefore carried at an unrealized loss. The aggregate estimated fair value of the Company’s investments with unrealized losses were as follows (in thousands):

	Period of Continuous Unrealized Loss
	Less Than 12 Months		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2009
Corporate obligations	$10,139	$(594)	$11,944	$(240)
Auction rate securities	12,850	(1,600)	NA	NA
U.S. government and agencies	15,091	(2)	NA	NA
Taxable municipal bonds	4,793	(26)	NA	NA

Total	$42,873	$(2,222)	$11,944	$(240)

As of March 31, 2009, the Company held auction rate securities, or ARS, valued at $12.9 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. As of March 31, 2009, the failed ARS carried ratings ranging from “A” to “BBB-”. Each of the securities continues to pay interest according to the stated terms on a monthly basis. The interest rates on these ARS is no longer established based on an auction process but as of March 31, 2009 was set at the 30-day London Interbank Offering rate plus 200 basis points, according to the terms of the issue. The Company considers the market for these securities as inactive and distressed. Accordingly, fair value for the ARS has been determined based on a probability-weighted discounted cash flow analysis. This analysis relies upon certain estimates, including the probability-weighted term to an orderly liquidation and the discount rate applied to future cash flows. Due to the expected time to a liquidation event, investments in ARS are presented as long-term investments in the accompanying condensed consolidated balance sheets.

Based on the Company’s available cash, expected operating cash requirements and its belief that the holdings in ARS can be liquidated in approximately one to three years at par, the Company believes it is more likely than not that it has the ability to hold, and intends to hold, these investments until they recover substantially all of their cost basis. This belief is based on a current assessment of the Company’s future operating plans and assessment of the individual securities and general market conditions. The Company periodically assesses this conclusion based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, further deterioration of the credit rating of the investment, market risk and other factors. Any such future reassessment that results in a conclusion that the unrealized losses on these investments are other than temporary would result in a write down in the fair value of these investments. Such a write down would be recognized in operating results.

The Company holds short term and long term available-for-sale securities that are measured at fair value which is determined on a recurring basis under Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement” SFAS 157 establishes a fair value hierarchy that prioritizes the inputs and assumptions used, and the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The determination of a financial instrument’s level within the fair value hierarchy is based on an assessment of the lowest level of any input that is significant to the fair value measurement. The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy of SFAS No. 157 for the periods presented (in thousands):

	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale securities at March 31, 2009	$55,859	$93,264	$12,850	$161,973
Available-for-sale securities at March 31, 2008	$10,790	$90,634	$—	$101,424

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, include most U.S. government and agency securities. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include most high-grade corporate bonds, U.S. agency obligations, taxable municipal bonds and commercial paper. Level 3 investments consist of ARS and account for 8% of total investment securities measured at fair value as of March 31, 2009.

The following table contains a roll-forward of the fair value of the Company’s ARS where fair value is determined using Level 3 inputs (in thousands):

Fair Value
Balance as of December 31, 2008	$13,383
Unrealized loss reflected as a component of other comprehensive income	(533)

Balance as of March 31, 2009	$12,850

For the quarter ended March 31, 2009, the Company recognized an unrealized loss of $198,000 in other comprehensive income. There were no securities valued using Level 3 inputs during the quarter ended March 31, 2008.

7. Collaborative arrangements

Agensys

In January 2007, the Company entered into an agreement with Agensys, now a wholly-owned subsidiary of Astellas Pharma, to jointly research, develop and commercialize antibody-drug conjugates (ADCs) for cancer. The collaboration encompasses combinations of the Company’s ADC technology with antibodies developed by Agensys to proprietary cancer targets. Under the terms of the multi-year agreement, Agensys and the Company will jointly screen and select ADC product candidates to an initial target, AGS-5, and will equally co-fund all development and commercialization costs and share equally in any profits of such ADC product candidates.

The collaboration agreement defines a mechanism for calculating the costs of co-development activities and for reimbursing the other party in order to maintain an equal sharing of development costs. Third party costs are billed at actual cost and internal labor and support costs are billed at a contractual rate. Payments made by the Company to Agensys are included in research and development expense. Payments made by Agensys to the Company are reflected as a reduction in research and development expense. The following table summarizes research and development expenses incurred by the Company and payments made to Agensys under the collaboration (in thousands):

	Three months ended March 31,
	2009	2008
Research and development expense using contractual rates	$584	$67
Reimbursement payments to Agensys	420	223

Total	$1,004	$290

Millennium: The Takeda Oncology Company.

In March 2009, the Company entered into an ADC collaboration agreement with Millennium: The Takeda Oncology Company, a subsidiary of the Takeda Pharmaceutical Company Limited (Millennium). The Company received a $4.0 million upfront fee for an exclusive license to its ADC technology to a single antigen target expressed on solid tumors. The license fee and other payments received will be recorded as revenue over the three year development term of the collaboration using a time-based approach. Millennium also has options, subject to payment of additional fees, for exclusive licenses to use our ADC technology with antibodies to two other antigens. The Company is entitled to receive additional progress-dependent milestones, annual maintenance fees and support fees as Millennium’s ADC product candidates progress through development and royalties on product sales. Millennium is responsible for research, product development, manufacturing and commercialization of all ADC products under the collaboration.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A. of Part I of our Form 10-K for the fiscal year ended December 31, 2008, as well as those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical stage biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for the treatment of cancer and autoimmune disease. We initiated a pivotal trial of our lead product candidate, SGN-35, during the first quarter of 2009 for patients with relapsed or refractory Hodgkin lymphoma under a special protocol assessment (SPA) with the U.S. Food and Drug Administration (FDA). SGN-35 is empowered by our proprietary ADC technology comprising highly potent synthetic drugs and stable linkers for attaching the drugs to monoclonal antibodies. In addition, we have three other product candidates in ongoing clinical trials: dacetuzumab, lintuzumab and SGN-70. Dacetuzumab is being developed under a worldwide collaboration with Genentech, Inc., a wholly-owned member of the Roche Group.

We have collaborations for our ADC technology with a number of leading biotechnology and pharmaceutical companies, including Genentech, Inc., Bayer Pharmaceuticals Corporation, CuraGen Corporation, Progenics Pharmaceuticals, Inc., Daiichi Sankyo Co., Ltd., Millennium: The Takeda Oncology Company, a subsidiary of the Takeda Pharmaceutical Company Limited, and MedImmune, Inc., a subsidiary of AstraZeneca Inc. In addition, we have an ADC co-development agreement with Agensys Inc., a subsidiary of Astellas Pharma, Inc.

We do not currently have any commercial products for sale. While certain of our product candidates are advancing into later stages of development, such as SGN-35, significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of March 31, 2009, we had an accumulated deficit of $341.3 million. Over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the potential regulatory approval and commercialization of SGN-35, including preparation for commercial manufacturing. We will also continue to invest in research, development and manufacturing and move towards potential commercialization of our other product candidates. Our commitment of resources to the approval and commercialization activities for

SGN-35 and the research and continued development and potential commercialization of our other product candidates will require substantial additional funds and resources and our operating expenses will also likely increase as a result of such activities. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards potential commercialization. We expect that a substantial portion of our revenues for the next several years will be the result of amortization of payments already received and that are expected to be received from Genentech under our dacetuzumab collaboration agreement. Until such time as we have commercialized a product candidate, our revenues will also depend on the achievement of development and clinical milestones under our existing collaboration and license agreements, particularly our dacetuzumab collaboration agreement with Genentech, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Financial summary

To date, we have generated revenues principally from our collaboration and license agreements. These revenues reflect upfront technology access fees, milestone payments and reimbursement for support and materials supplied to our collaborators. For the three months ended March 31, 2009, revenues increased 29% to $9.1 million, compared to $7.1 million for the same period in 2008. Operating expenses increased 43% to $37.4 million, compared to $26.1 million for the same period in 2008. Our net loss for the three month period ended March 31, 2009 was $27.3 million, or $0.33 per share, compared to $17.1 million, or $0.22 per share, for the same period in 2008. As of March 31, 2009, we had $192.4 million in cash, cash equivalents and short-term and long-term investments, and $107.5 million in total stockholders’ equity.

Results of Operations

Three months ended March 31, 2009 and 2008

Revenues.

Total revenues increased 29% to $9.1 million in the first quarter of 2009 from the comparable period in 2008. Revenues by collaborator are summarized as follows:

	Three months ended March 31,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2009	2008	% change
Genentech	$8,480	$6,367	33%
Daiichi Sankyo	412	—	N/A (1)
Bayer	142	31	358%
CuraGen	50	25	100%
Progenics	9	164	(95)%
MedImmune	—	418	N/A (1)
Other	49	80	(39)%

Total	$9,142	$7,085	29%

(1)	No amount in comparable period.

Genentech revenues increased 33% to $8.5 million in the first quarter of 2009 compared to the first quarter of 2008. The increase primarily resulted from revenues earned under the dacetuzumab collaboration agreement with Genentech entered into in January 2007. Under the terms of this agreement, we perform research and development activities over the six-year development period of the agreement, the costs of which are reimbursed by Genentech. We are also entitled to receive milestones as dacetuzumab progresses through development and royalties on future product sales. The $60 million upfront payment received in 2007 and all reimbursement and milestone payments received are deferred and recognized as revenue over the development period of the agreement using a time-based method. Genentech revenues also reflect the earned portion of payments received under our ADC collaboration agreement. Daiichi Sankyo revenue reflects the earned portion of a $4.0 million upfront payment received by us in the third quarter of 2008, and reimbursable support and research materials provided to Daiichi Sankyo by us under the ADC collaboration agreement we entered into with Daiichi Sankyo in July 2008. Revenues attributable to reimbursable support and research materials increased under our Bayer collaboration during the first quarter of 2009 compared to the first quarter of 2008. Revenues decreased under both our MedImmune and Progenics collaborations from the first quarter of 2008. The research term has been completed for both of these agreements.

Our revenue is impacted by progress-dependent milestones, annual maintenance fees and reimbursement and support fees as our collaborators advance product candidates through the development process. We expect that our collaboration and license agreement revenue will increase in 2009 compared to 2008. However, revenue may vary substantially from quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, the timing of milestones achieved and our ability to enter into additional collaboration agreements. In addition, we have a significant balance in deferred revenue representing prior payments from collaborators. This deferred revenue will be recognized as revenue in the future using a time-based approach.

Research and development.

Research and development expenses increased 50% to $33.2 million in the first quarter of 2009 compared to the first quarter of 2008. Our research and development expenses are summarized as follows:

	Three months ended March 31,
Research and development ($ in thousands)	2009	2008	% change
Research	$3,638	$3,951	(8)%
Development and contract manufacturing	13,628	8,141	67%
Clinical	14,282	8,658	65%
Stock compensation expense	1,698	1,402	21%

Total research and development expenses	$33,246	$22,152	50%

Research expenses decreased 8% during the first quarter of 2009 from the comparable period in 2008, primarily reflecting lower personnel and related costs in 2009. Development and contract manufacturing costs increased 67% to $13.6 million in the first quarter of 2009 from the comparable period in 2008. The increase reflects increased manufacturing costs associated with supplying SGN-35 for our clinical trials, including the pivotal Hodgkin lymphoma trial, higher compensation related to increased staffing levels and increased laboratory supply expenses. Clinical costs increased 65% to $14.3 million in the first quarter of 2009 from the comparable period in 2008. This increase resulted from expanded clinical trial activities for SGN-35, dacetuzumab and lintuzumab, as well as higher compensation costs related to an increase in staffing levels to support ongoing clinical trials. Share-based compensation expense increased 21% during the first quarter of 2009 compared to the first quarter of 2008. The increase was due to a larger number of optioned shares subject to expense recognition during the 2009 period as a result of increased staffing levels.

The following table shows expenses incurred for preclinical study support, contract manufacturing for clinical supplies and clinical trial services provided by third parties as well as milestone payments for in-licensed technology for each of our product candidates. The table also presents unallocated costs consisting of personnel, facilities and other costs not directly allocable to development programs:

	Three months ended March 31,		Five years ended March 31, 2009
Product Candidates ($ in thousands)	2009	2008
SGN-35	$8,589	$1,648	$35,121
Dacetuzumab (SGN-40)	4,628	4,936	38,880
Lintuzumab (SGN-33)	3,607	2,141	29,891
SGN-75	552	489	4,215
SGN-70	373	230	9,836

Total third party costs	17,749	9,444	117,943
Unallocated costs and overhead	13,799	11,306	178,864
Stock compensation expense	1,698	1,402	16,690

Total research and development expenses	$33,246	$22,152	$313,497

Our third party costs for SGN-35 increased significantly in the three months ended March 31, 2009 as a result of increased contract manufacturing to provide clinical supplies of SGN-35 drug product and expanded clinical trial activities, including the initiation of our pivotal trial in Hodgkin lymphoma. Our third party costs for dacetuzumab decreased during the three months ended March 31, 2009 reflecting lower contract manufacturing costs and completion of a dacetuzumab resupply campaign. These decreases were partially offset by increased third party costs associated with our phase I and II dacetuzumab clinical trials. Under our dacetuzumab collaboration agreement, Genentech reimburses us for development activities that we perform under the agreement. Expenses that we incur under the dacetuzumab collaboration are included in our research and development expense, while reimbursements of those expenses by Genentech are recognized as revenue over the six year development period of the agreement. Our third party costs for lintuzumab increased during the three months ended March 31, 2009, and reflect costs associated with our phase I and II clinical studies, particularly our randomized phase IIb trial of lintuzumab in combination with low-dose cytarabine which completed patient enrollment during the quarter. This was partially offset by lower contract manufacturing costs due to completion of our drug product resupply campaign.

Unallocated costs and overhead included costs associated with personnel and facilities. These costs increased 22% in the first quarter of 2009 from the comparable period in 2008, primarily reflecting an increase in staffing levels in our development and clinical groups.

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

We anticipate that our total research, development, contract manufacturing and clinical expenses will increase in the foreseeable future as we prepare to seek regulatory approval and commercialization of SGN-35. However, we expect third party costs for dacetuzumab, lintuzumab, SGN-70 and SGN-75 to decrease in 2009 compared to 2008, reflecting lower manufacturing and pharmacology/toxicology activities for these programs in 2009. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

The risks and uncertainties associated with our research and development projects are discussed more fully in the section entitled “Risk Factors” that appears in our periodic reports filed with the SEC, including in our annual report on Form 10-K for the year ended December 31, 2008. As a result of the uncertainties discussed above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of a product candidate.

General and administrative.

	Three months ended March 31,
General and administrative ($ in thousands)	2009	2008	% change
General and administrative, excluding share-based compensation expense	$3,140	$3,110	1%
Share-based compensation expense	1,016	825	23%

Total general and administrative expenses	$4,156	$3,935	6%

General and administrative expenses increased 6% to $4.2 million in the first quarter of 2009 from the comparable period in 2008. Share-based compensation expense included in general and administrative expenses increased 23% to $1.0 million during the first quarter of 2009 from the comparable period in 2008. The increase was due to a larger number of optioned shares subject to expense recognition during the 2009 period as a result of increased staffing levels. We anticipate that general and administrative expenses will continue to increase in 2009 as a result of increased costs related to adding personnel in support of the anticipated growth of our operations.

Investment income, net.

Investment income, net decreased 48% to $1.0 million in the first quarter of 2009 from $1.9 million in the first quarter of 2008. The decrease resulted from lower average yields on investments.

Liquidity and capital resources.

Liquidity and capital resources ($ in thousands)	March 31, 2009	December 31, 2008
Cash, cash equivalents and investments	$192,413	$160,708
Working capital	102,779	70,496
Stockholders’ equity	107,491	79,018

	Three months ended March 31,
	2009	2008
Cash provided by (used in):
Operating activities	$(18,554)	$(11,299)
Investing activities	(34,730)	(31,997)
Financing activities	53,225	98,775

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

Our combined cash, cash equivalents and investment securities increased to $192.4 million at March 31, 2009, compared to $160.7 million at December 31, 2008. This increase reflects cash provided by financing activities, which included net proceeds of $52.5 million from our public offering of common stock which closed in February 2009. We used $18.6 million during the first quarter of 2009 and $11.3 million during the first quarter of 2008 to fund our operating activities. Our working capital was $102.8 million at March 31, 2009, compared to $70.5 million at December 31, 2008. We have structured our investment portfolio to align scheduled maturities of investment securities with our working capital needs. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for investments in U.S. government and agency securities, high-grade corporate bonds, taxable municipal bonds, mortgage-backed securities, auction-rate securities, or ARS, commercial paper and money market accounts. As of March 31, 2009 we held ARS valued at $12.9 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. As of the date of this filing, the failed ARS carried ratings ranging from “BBB” to “BB”. Each of the securities continues to pay interest according to the stated terms on a monthly basis. The interest rates on these ARS is no longer established based on an auction process but as of the date of this filing is set at the 30-day London Interbank Offering rate plus 225 basis points, according to the terms of the issue. Based on our available cash, expected operating cash requirements and our belief that the holdings in ARS can be liquidated in approximately one to three years at par, we believe it is more likely than not that we have the ability to hold, and intend to hold, these investments until they recover substantially all of their cost basis. This belief is based on our current assessment of our future operating plans and assessment of the individual securities and general market conditions. We periodically reassess this conclusion based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, further deterioration of the credit rating of the investment, market risk and other factors. Any such future reassessment that results in a conclusion that the unrealized losses on these investments are other than temporary would result in a write down in the fair value of these investments. Such a write down would be recognized in our operating results. These securities are valued based on significant unobservable inputs (Level 3) as further discussed in Note 6 to the condensed consolidated financial statements.

The global credit and financial markets have recently experienced a period of unusual volatility and illiquidity. Our investment portfolio is structured to provide for investment maturities and access to cash that aligns with our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of March 31, 2009, our cash, cash equivalents and investment securities are presented net of a cumulative $1.6 million unrealized loss. This amount represents the difference between our amortized cost and the fair market value of the investments and is included in accumulated other comprehensive gain (loss). As of March 31, 2009, we had $131.6 million held in cash reserves or debt securities scheduled to mature within the next twelve months. In addition, we may receive an additional $11.5 million in gross proceeds from the sale of our common stock to Baker Brothers Life Sciences, L.P., or BBLS, and its affiliated investment funds if the sale is approved by our stockholders at our annual meeting of stockholders to be held on May 15, 2009 and the transaction is thereafter consummated.

At our currently planned spending rate, we believe that our financial resources, in addition to the expected fees and milestone payments earned under the dacetuzumab collaboration agreement with Genentech and other existing collaboration and license agreements will be sufficient to fund our operations into 2011. However, changes in our spending rate may occur that would consume available capital resources sooner, such as increased manufacturing and clinical trial expenses and the expansion of our sales and marketing organization preceding commercialization of a product candidate. Additionally, we may not receive the fees and milestone payments we currently expect under our collaboration and license agreements, including the dacetuzumab collaboration agreement with Genentech, which may shorten the timeframe through which we are able to sufficiently fund operations. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, public or private debt or equity financings. However, the global credit markets and the financial services industry have recently been experiencing a period of unusual volatility and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. government. These events have generally made equity and debt financing more difficult to obtain. As a result of these recent events and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) released FASB Staff Position FAS 157-4 (FSP 157-4) which amends SFAS No. 157 to provide additional guidance for estimating the fair value of a financial asset or liability when the volume and level of market activity for such asset or liability have decreased significantly. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In situations where the volume and level of activity has decreased significantly or where transactions are deemed to be disorderly, quoted market prices may not be determinative of fair value. In such situations, FSP 157-4 calls for adjustments to quoted market prices in determining fair value. These adjustments may involve the use of other valuation techniques such as the present value of anticipated cash flows. The provisions of FSP 157-4 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of FSP 157-4 effective for the quarter ended March 31, 2009, which did not have a material effect on our condensed consolidated financial statements.

In April 2009, the FASB released FASB Staff Position FAS 115-2 and FAS 124-2. This FASB Staff Position (FSP) amends other than temporary impairment (OTTI) guidance for debt securities. The FSP provides additional guidance regarding the credit and noncredit component of an OTTI event. If the fair value of a debt security falls below its cost basis it is considered impaired. If this is considered to be an OTTI, the cost-basis is reduced to fair value and the write down is included in the statement of operations. Otherwise, for securities considered to be available for sale, the impairment is included in other comprehensive income. This FSP also requires that credit losses of an OTTI be included in the statement of operations. The provisions of the FSP are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of this FSP effective for the quarter ended March 31, 2009, which did not have a material effect on our condensed consolidated financial statements.

We adopted EITF 07-01 “Accounting for Collaborative Arrangements” in January 2009 which requires us to disclose the nature and purpose of our collaborative arrangements in our annual financial statements, our rights and obligations under the collaborative arrangements, the stage of the underlying endeavor’s life cycle, our accounting policies for the arrangements and the income statement classification and amount of significant financial statement amounts related to the collaborative arrangements. The adoption of EITF No. 07-1 did not have a material impact on our results of operations, cash flows or financial condition, and primarily resulted in additional disclosure of our collaboration agreement with Agensys, Inc. a subsidiary of Astellas Pharma, Inc. (Agensys).

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. Its adoption is not expected to have a material impact on our condensed consolidated financial statements.

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

The following table reflects our future minimum contractual commitments for the periods subsequent to March 31, 2009 (in thousands):

	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Operating leases	$27,528	$1,984	$2,715	$2,795	$2,836	$2,917	$14,281
Manufacturing, license & collaboration agreements	12,536	11,466	365	230	235	240	—
Tenant improvements	157	157	—	—	—	—	—

Total	$40,221	$13,607	$3,080	$3,025	$3,071	$3,157	$14,281

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

Our market risks at March 31, 2009 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment securities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Short-term investments	$100,866	$64,379
Long-term investments	60,806	65,529
Other non-current assets	301	301

Total	$161,973	$130,209

Included in long-term investments as of March 31, 2009 are auction-rate securities valued at $12.9 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. Given that further deterioration in the global credit and financial markets is a possibility, no assurance can be made that further downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash equivalents, short-term or long-term investments will not occur. If any such further downgrades, losses, failed actions or other significant deteriorations occur, it may negatively impact or impair our current portfolio of cash equivalents, short-term or long-term investments.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.2 million in the fair value of our investments as of March 31, 2009. In addition, a hypothetical decrease of one percent in the effective yield of our investments would reduce our investment income over a one-year period by approximately $1.5 million.

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

(b) Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial also may adversely affect our business, financial condition and results of operations. For discussion of some of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC.

Item 6.	Exhibits

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(5)	Form of Common Stock Warrant.

4.3(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1(6)	Stock Purchase Agreement, dated January 27, 2009, by and between the Company and Baker Brothers Life Sciences, L.P.

10.2(7)	Seattle Genetics, Inc. 2009 Senior Executive Annual Bonus Plan.

10.3(8)	2009 Compensation Information for Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on January 27, 2009 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on February 19, 2009 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: May 8, 2009

EXHIBIT INDEX

Item 6.	Exhibits

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(5)	Form of Common Stock Warrant.

4.3(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1(6)	Stock Purchase Agreement, dated January 27, 2009, by and between the Company and Baker Brothers Life Sciences, L.P.

10.2(7)	Seattle Genetics, Inc. 2009 Senior Executive Annual Bonus Plan.

10.3(8)	2009 Compensation Information for Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on January 27, 2009 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on February 19, 2009 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.