Form 10-Q
period 2009-09-30
SEATTLE GENETICS INC /WA
filed 2009-11-06
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 5, 2009, there were 100,531,889 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

For the quarter ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	September 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$72,060	$30,800
Short-term investments	194,417	64,379
Interest receivable	1,369	1,888
Accounts receivable	3,994	8,186
Prepaid expenses and other current assets	2,046	5,463

Total current assets	273,886	110,716
Property and equipment, net	12,465	10,996
Long-term investments	39,539	65,529
Other non-current assets	531	476

Total assets	$326,421	$187,717

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$21,946	$15,879
Current portion of deferred revenue	27,866	24,341

Total current liabilities	49,812	40,220

Long-term liabilities
Deferred revenue, less current portion	58,397	66,958
Deferred rent and other long-term liabilities	2,665	1,521

Total long-term liabilities	61,062	68,479

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 100,502 shares issued and outstanding at September 30, 2009 and 79,791 shares issued and outstanding at December 31, 2008	101	80
Additional paid-in capital	599,507	394,338
Accumulated other comprehensive loss	(473)	(1,378)
Accumulated deficit	(383,588)	(314,022)

Total stockholders’ equity	215,547	79,018

Total liabilities and stockholders’ equity	$326,421	$187,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues from collaboration and license agreements	$11,646	$8,079	$30,196	$25,168

Operating expenses
Research and development	28,263	27,711	90,221	73,362
General and administrative	3,956	3,687	12,131	11,716

Total operating expenses	32,219	31,398	102,352	85,078

Loss from operations	(20,573)	(23,319)	(72,156)	(59,910)
Investment income, net	746	1,555	2,590	5,006

Net loss	$(19,827)	$(21,764)	$(69,566)	$(54,904)

Net loss per share – basic and diluted	$(0.21)	$(0.27)	$(0.79)	$(0.70)

Shares used in computation of net loss per share – basic and diluted	93,460	79,559	87,771	78,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2009	2008
Operating activities
Net loss	$(69,566)	$(54,904)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	8,489	7,400
Depreciation and amortization	2,414	2,488
Amortization on investments	2,851	1,035
Deferred rent and other long-term liabilities	1,144	968
Changes in operating assets and liabilities
Interest receivable	519	(1,311)
Accounts receivable	4,192	(607)
Prepaid expenses and other current assets	3,417	(5,509)
Other non-current assets	(55)	—
Accounts payable and accrued liabilities	6,067	5,209
Deferred revenue	(5,036)	8,238

Net cash used in operating activities	(45,564)	(36,993)

Investing activities
Purchases of securities available for sale	(229,365)	(154,336)
Proceeds from maturities of securities available for sale	121,279	51,528
Proceeds from sales of securities available for sale	2,092	7,000
Purchases of property and equipment	(3,883)	(3,974)

Net cash used in investing activities	(109,877)	(99,782)

Financing activities
Net proceeds from issuance of common stock	192,141	97,628
Proceeds from exercise of stock options and employee stock purchase plan	4,560	3,916

Net cash provided by financing activities	196,701	101,544

Net increase (decrease) in cash and cash equivalents	41,260	(35,231)
Cash and cash equivalents, at beginning of period	30,800	59,644

Cash and cash equivalents, at end of period	$72,060	$24,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiary, Seattle Genetics UK, Ltd. (collectively “Seattle Genetics” or the “Company”). The condensed consolidated balance sheet data as of December 31, 2008 was derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The results of the Company’s operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company considered subsequent events through November 5, 2009, the date the financial statements were available for issuance. There were no subsequent events requiring recognition or disclosure in the financial statements.

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

3. Common Stock

In August 2009, the Company completed an underwritten public offering of 12,650,000 shares of its common stock at a price to the public of $10.75 per share, resulting in net proceeds of $128.2 million. In August 2009, an institutional investor and its affiliated entities that held privately-placed warrants to purchase an aggregate of 812,500 shares of the Company’s common stock at an exercise per share price of $6.25 exercised the warrants under the net exercise provisions of the warrants. As a result, 395,214 shares of the Company’s common stock were issued to the warrant holders upon exercise of the warrants on a net, or cashless, basis. In addition, the Company completed an underwritten public offering of 5,740,000 shares of its common stock in February 2009 resulting in net proceeds of $52.5 million, and a private offering of 1,178,163 shares of its common stock in May 2009 resulting in net proceeds of $11.5 million.

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

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

5. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an accounting standards update entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This standard prescribes the accounting treatment for arrangements that contain multiple-deliverable elements and enables vendors to account for products or services (deliverables) separately rather than as a combined unit in certain circumstances. Prior to this standard, only certain types of evidence were acceptable for determining the selling price of the deliverables under an arrangement. If that evidence was not available, the deliverables were treated as a single unit of accounting. This updated standard expands the nature of evidence which may be used to determine the selling price of separate deliverables to include a vendor’s best estimate. The FASB believes that this standard will allow companies to separate deliverables included in multiple-deliverable arrangements into more units of accounting than was previously possible. This standard is applicable to arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, if the standard is adopted early, and the period of adoption is not the beginning of a company’s fiscal year, the company will be required to apply the amendments retrospectively from the beginning of the company’s fiscal year. The Company has not yet adopted this standard or determined the impact of this standard on its results of operations, cash flows and financial position.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Warrants to purchase common stock	1,651	1,925	1,833	1,925
Options to purchase common stock	9,758	8,007	9,339	7,679

Total	11,409	9,932	11,172	9,604

7. Comprehensive Loss

Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized gains or losses in available-for-sale investments are included in comprehensive loss. Comprehensive loss and its components were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(19,827)	$(21,764)	$(69,566)	$(54,904)
Unrealized gain (loss) on securities available for sale	581	(1,477)	905	(2,218)

Comprehensive loss	$(19,246)	$(23,241)	$(68,661)	$(57,122)

8. Investments

Short-term and long-term investments consist of U.S. government and U.S. government agency securities, corporate notes, auction rate securities, or ARS, and taxable municipal bonds. The Company classifies its securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2009
Corporate obligations	$39,449	$746	$(35)	$40,160
Auction rate securities	14,450	—	(1,366)	13,084
U.S. government and agencies	168,192	149	(1)	168,340
Taxable municipal bonds	12,639	49	(15)	12,673

Total	$234,730	$944	$(1,417)	$234,257

Contractual Maturities:
Due in one year or less	$194,517			$194,718
Due in one to three years	25,763			26,455
Due in 2017	14,450			13,084

Total	$234,730			$234,257

Reported as:
Short-term investments				$194,417
Long-term investments				39,539
Other non-current assets				301

Total				$234,257

As of September 30, 2009, certain of the Company’s investment securities have a fair value that is less than the Company’s amortized cost of the security and are therefore carried at an unrealized loss. The aggregate estimated fair value of the Company’s investments with unrealized losses is as follows (in thousands):

	Period of continuous unrealized loss
	12 months or less				Greater than 12 months
	Fair value		Gross unrealized losses		Fair value	Gross unrealized losses
September 30, 2009
Corporate obligations	$	NA	$	NA	$961	$(35)
Auction rate securities		NA		NA	13,084	(1,366)
U.S. government and agencies		19,995		(1)	NA	NA
Taxable municipal bonds		3,498		(15)	NA	NA

Total		$23,493		$(16)	$14,045	$(1,401)

When the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will be required to sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are charged against investment income. The Company has not deemed it necessary to record any charges related to other-than-temporary declines in the estimated fair values of its marketable debt securities or credit losses.

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

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

As of September 30, 2009, the Company held ARS valued at $13.1 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. Each of the securities continues to pay interest according to the stated terms on a monthly basis. The interest rates on these ARS are no longer established based on an auction process but are established according to the terms of the issue. As of September 30, 2009, the interest rate of the ARS was set at the 30-day London Interbank Offering rate plus 225 basis points. The Company considers the market for these securities to be inactive and distressed. Accordingly, fair value for the ARS has been determined based on a probability-weighted discounted cash flow analysis. This analysis relies upon certain estimates, including the probability-weighted term to an orderly liquidation and the discount rate applied to future cash flows. The discount rate used to determine fair value is based on the observed comparable yield of securities with similar characteristics. Due to the expected time to a liquidation event, investments in ARS are presented as long-term investments in the accompanying condensed consolidated balance sheets.

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

The determination of a financial instrument’s level within the fair value hierarchy is based on an assessment of the lowest level of any input that is significant to the fair value measurement. The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale securities at December 31, 2008	$301	$116,525	$13,383	$130,209
Available-for-sale securities at September 30, 2009	$171,730	$49,443	$13,084	$234,257

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, include most U.S. government securities. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include most high-grade corporate bonds, U.S. agency obligations, taxable municipal bonds and commercial paper. Level 3 investments consist of ARS and accounted for 6% of total investment securities measured at fair value as of September 30, 2009.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements—Continued

(Unaudited)

The following table contains a roll-forward of the fair value of the Company’s ARS where fair value is determined using Level 3 inputs (in thousands):

Fair value
Balance as of December 31, 2008	$13,383
Unrealized loss reflected as a component of other comprehensive income	(299)

Balance as of September 30, 2009	$13,084

The Company recorded a net unrealized gain of $0.6 million for the three months ended September 30, 2009, and a $0.9 million net unrealized gain for the nine months ended September 30, 2009, in other comprehensive income.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Research and development expense using contractual rates	$1,071	$318	$2,967	$492
Reimbursement payable to Agensys	839	89	816	409

Total	$1,910	$407	$3,783	$901

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for the treatment of cancer and autoimmune disease. We initiated a pivotal trial of our lead product candidate, brentuximab vedotin (SGN-35), during the first quarter of 2009 for patients with relapsed or refractory Hodgkin lymphoma under a special protocol assessment (SPA) with the U.S. Food and Drug Administration (FDA). Brentuximab vedotin is empowered by our proprietary antibody-drug conjugate (ADC) technology comprising highly potent synthetic drugs and stable linkers for attaching the drugs to monoclonal antibodies. Patient enrollment on this clinical trial was completed in August 2009. In addition, we have three other product candidates in ongoing clinical trials: lintuzumab (SGN-33), dacetuzumab (SGN-40) and SGN-70. We completed patient enrollment in an ongoing phase IIb clinical trial of lintuzumab in February 2009 and expect data from this trial in the first half of 2010. Dacetuzumab is being developed under a worldwide collaboration with Genentech, Inc., a wholly-owned member of the Roche Group. In October 2009, we announced the discontinuation of our phase IIb clinical trial of dacetuzumab in combination with Rituxan (rituximab) plus ifosfamide, carboplatin and etoposide (R-ICE) chemotherapy for patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) based on a determination that the trial would be unlikely to meet its primary endpoint of superior complete response rate in the dacetuzumab combination arm as compared to the placebo combination arm. The trial was closed based upon a recommendation by the Independent Data Monitoring Committee following a pre-specified interim analysis. Under our dacetuzumab collaboration with Genentech, dacetuzumab is being evaluated in combination with other agents in four ongoing phase Ib clinical trials for the treatment of lymphoma and multiple myeloma.

We have collaborations for our ADC technology with a number of leading biotechnology and pharmaceutical companies, including Genentech, Inc., Bayer Pharmaceuticals Corporation, CuraGen Corporation, a subsidiary of CellDex, Progenics Pharmaceuticals, Inc., Daiichi Sankyo Co., Ltd., Millennium: The Takeda Oncology Company, a subsidiary of the Takeda Pharmaceutical Company Limited, and MedImmune, Inc., a subsidiary of AstraZeneca Inc. In addition, we have an ADC co-development agreement with Agensys Inc., a subsidiary of Astellas Pharma, Inc.

We do not currently have any commercial products for sale. While certain of our product candidates are advancing into later stages of development, such as brentuximab vedotin, significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of September 30, 2009, we had an accumulated deficit of $383.6 million. Over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the potential regulatory approval and commercialization of brentuximab vedotin, including preparation for commercial manufacturing. We also expect to continue to invest in research, development and manufacturing as we move towards potential commercialization of our other product candidates. Our commitment of resources to the potential regulatory approval and commercialization activities for brentuximab vedotin and the research and continued development and potential commercialization of our other product candidates will require substantial additional funds and resources, and our operating expenses will also likely increase as a result of such activities. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards potential commercialization. We expect that a substantial portion of our revenues for the next several years will be the result of the amortization of payments already received and that are expected to be received from Genentech under our dacetuzumab collaboration agreement. Until such time as we may commercialize a product candidate, our revenues will also depend on the achievement of development and clinical milestones under our existing collaboration and license agreements, particularly our dacetuzumab collaboration agreement with Genentech, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Financial summary

To date, we have generated revenues principally from our collaboration and license agreements. These revenues reflect upfront technology access fees, milestone payments and reimbursement for support and materials supplied to our collaborators. For the nine months ended September 30, 2009, revenues increased 20% to $30.2 million, compared to $25.2 million for the same period in 2008. For the nine months ended September 30, 2009, total operating expenses increased 20% to $102.4 million, compared to $85.1 million for the same period in 2008. Our net loss for the nine-month period ended September 30, 2009 was $69.6 million, or $0.79 per share, compared to $54.9 million, or $0.70 per share, for the same period in 2008. As of September 30, 2009, we had $306.0 million in cash, cash equivalents and short-term and long-term investments, and $215.5 million in total stockholders’ equity.

Results of Operations

Three months and nine months ended September 30, 2009 and 2008

Revenues.

Revenues by collaborator are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Collaboration and license agreement revenue ($ in thousands)	2009	2008	% change	2009	2008	% change
Genentech	$8,512	$6,850	24%	$25,343	$20,488	24%
Daiichi Sankyo	481	354	36%	1,296	354	266%
Bayer	1,000	63	1,487%	1,221	981	24%
MedImmune	1,000	436	129%	1,100	1,316	(16)%
Millennium	357	—	N/A (1)	695	—	N/A (1)
CuraGen	—	50	(100)%	134	1,137	(88)%

Other	296	326	(9)%	407	892	(54)%

Total	$11,646	$8,079	44%	$30,196	$25,168	20%

(1)	No amount in comparable period.

Genentech revenues increased 24% to $8.5 million in the third quarter of 2009 and 24% to $25.3 million for the first nine months of 2009 compared to the comparable periods in 2008. The increases primarily resulted from revenues earned under the dacetuzumab collaboration agreement with Genentech entered into in January 2007. Under the terms of this agreement, we perform research and development activities over the six-year development period of the agreement, the costs of which are reimbursed by Genentech. We are also entitled to receive milestones as dacetuzumab progresses through development and royalties on potential future product sales. The $60 million upfront payment received in 2007 and all reimbursement and milestone payments received by us are deferred and recognized as revenue over the development period of the agreement using a time-based method. Genentech revenues also reflect the earned portion of payments received under our ADC collaboration agreement with Genentech. Revenues attributable to our ADC collaboration agreement with Daiichi Sankyo increased during both the three- and nine-month periods of 2009 and reflect both the earned portion of a $4.0 million upfront payment received by us under our ADC collaboration that began in July 2008 and reimbursable support and research materials provided to Daiichi Sankyo by us. Revenues attributable to our ADC collaboration agreement with Bayer increased during both the three- and nine-month periods of 2009 reflecting revenue earned from a milestone payment received in the third quarter of 2009 related to an Investigational New Drug (IND) filing with the FDA for Bayer’s ADC product candidate. Revenues attributable to our ADC collaboration agreement with MedImmune increased for the three-month period of 2009, reflecting a milestone payment received by us triggered by MedImmune’s initiation of a phase I clinical trial of its ADC product candidate in the third quarter of 2009. MedImmune revenues decreased for the first nine months of 2009 compared to the comparable period in 2008 due to the completion of the research term of the agreement in late 2008. Revenues attributable to our ADC collaboration agreement with Millennium reflect both the earned portion of a $4.0 million upfront payment received by us under our ADC collaboration that began in March 2009 and reimbursable support and research materials provided to Millennium by us. Revenues attributable to our ADC collaboration agreement with CuraGen decreased during both the three- and nine-month periods of 2009 compared to the comparable periods in 2008 reflecting revenue earned from a milestone payment triggered by CuraGen’s initiation of a phase II clinical trial of its ADC product candidate in the second quarter of 2008. There have been no milestone payments during the first nine months of 2009 under this collaboration agreement.

Our revenue is impacted by progress-dependent milestones, annual maintenance fees and reimbursement and support fees as our collaborators advance product candidates through the development process and the level of activity we perform under our dacetuzumab collaboration with Genentech. We expect that our collaboration and license agreement revenue will increase in 2009 compared to 2008. However, revenue may vary substantially from quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, the timing of milestones achieved and our ability to enter into additional collaboration agreements. We expect the level of future support we will provide under the dacetuzumab collaboration with Genentech to decrease as a result of the discontinuation of our phase IIb clinical trial of dacetuzumab in combination with R-ICE chemotherapy for patients with DLBCL. A significant portion of our deferred revenue balance relates to our dacetuzumab collaboration with Genentech that is being recognized as revenue using a time-based approach through early 2013 as we fulfill our performance obligations under the dacetuzumab collaboration agreement.

Research and development.

Our research and development expenses are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Research and Development ($ in thousands)	2009	2008	% change	2009	2008	% change
Research	$3,052	$3,431	(11)%	$9,353	$11,252	(17)%
Development and contract manufacturing	9,896	9,370	6%	33,525	22,078	52%
Clinical	13,433	13,410	0%	42,042	35,465	19%
Share-based compensation expense	1,882	1,500	25%	5,301	4,567	16%

Total research and development expenses	$28,263	$27,711	2%	$90,221	$73,362	23%

Research expenses decreased 11% to $3.1 million in the third quarter of 2009 and decreased 17% to $9.4 million in the first nine months of 2009 from the comparable periods in 2008. Research expenses have decreased in 2009, primarily reflecting lower personnel, lab supply and services costs in 2009. Development and contract manufacturing costs increased 6% to $9.9 million in the third quarter of 2009 and increased 52% to $33.5 million for the first nine months of 2009 from the comparable periods in 2008. The increases reflect increased manufacturing costs associated with supplying brentuximab vedotin for our clinical trials, including our pivotal trial in relapsed or refractory Hodgkin lymphoma initiated in the first quarter of 2009, and higher employee costs related to increased staffing levels. Clinical costs increased 19% to $42.0 million for the first nine months of 2009 from the comparable period in 2008. The increase resulted primarily from expanded clinical trial activities for brentuximab vedotin, as well as higher compensation costs related to an increase in staffing levels to support ongoing clinical trials. Share-based compensation expense increased 25% during the third quarter of 2009 and 16% during the first nine months of 2009 compared to the comparable periods in 2008. The increases were due to a larger number of optioned shares subject to expense recognition during the 2009 periods as a result of increased staffing levels and a higher average value per optioned share primarily attributable to increases in the weighted average stock price.

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

	Three months ended September 30,		Nine months ended September 30,		Five years ended September 30,
Product Candidates ($ in thousands)	2009	2008	2009	2008	2009
Brentuximab vedotin (SGN-35)	$7,315	$3,862	$23,605	$7,835	$49,030
Dacetuzumab (SGN-40)	2,781	4,002	11,094	12,021	45,078
Lintuzumab (SGN-33)	1,535	4,620	7,302	10,215	33,586
SGN-70	77	511	665	1,136	10,128
SGN-75	408	924	1,822	1,889	5,485

Total third-party costs	12,116	13,919	44,488	33,096	143,307
Other costs and overhead	14,265	12,292	40,432	35,699	188,370
Share-based compensation expense	1,882	1,500	5,301	4,567	20,202

Total research and development expenses	$28,263	$27,711	$90,221	$73,362	$351,879

Our third-party costs for brentuximab vedotin increased during both the three months and nine months ended September 30, 2009 from the comparable periods in 2008 as a result of increased contract manufacturing to provide clinical drug product and expanded clinical trial activities, including our pivotal trial in relapsed or refractory Hodgkin lymphoma. We initiated our pivotal trial of brentuximab vedotin in the first quarter of 2009 and completed patient enrollment on this trial in the third quarter of 2009. We expect to complete patient treatment and follow up in the second half of 2010. Our third-party costs for dacetuzumab decreased during the three months and nine months ended September 30, 2009 from the comparable periods in 2008 reflecting lower contract manufacturing costs due to the completion of a dacetuzumab drug product resupply campaign. This was partially offset in the nine-month period ended September 30, 2009 by higher third-party clinical trial expenses. Genentech reimburses us for development activities that we perform under the dacetuzumab collaboration agreement. Expenses that we incur under the dacetuzumab collaboration are included in our research and development expense, while reimbursements of those expenses by Genentech are recognized as revenue over the six-year development period of the agreement. Our third-party costs for lintuzumab decreased during the three and nine months ended September 30, 2009 from the comparable periods in 2008. The decreases reflect lower contract manufacturing costs due to the completion of our drug resupply campaign and lower clinical trial costs. Patient enrollment on the phase IIb trial of lintuzumab in combination with low-dose cytarabine was completed during the first quarter of 2009, and we expect to complete patient treatment and follow up in the first half of 2010. SGN-70 costs decreased during both the three months and nine months ended September 30, 2009 from the comparable periods in 2008. We are currently conducting a phase I clinical trial of SGN-70 in the treatment of autoimmune disease. SGN-75 costs decreased during both the three months and nine months ended September 30, 2009 from the comparable periods in 2008 reflecting higher costs for IND-enabling studies in 2008 partially offset by higher contract manufacturing activities in 2009.

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

We anticipate that our total research, development, contract manufacturing and clinical expenses will increase in the foreseeable future as we prepare to seek regulatory approval for and potentially commercialize brentuximab vedotin. In October 2009, we announced the discontinuation of our phase IIb clinical trial of dacetuzumab in combination with R-ICE chemotherapy for patients with DLBCL, and we expect that our four ongoing phase Ib clinical trials of dacetuzumab will be completed by the end of 2010. As a result, we expect program costs for dacetuzumab to decrease in 2010 compared to 2009. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event. For example, we currently anticipate that data will be available for the phase IIb trial of lintuzumab in combination with low-dose cytarabine in the first half of 2010. If the results of this trial are positive, we expect that third-party costs associated with the lintuzumab program will increase.

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

General and administrative.

	Three months ended September 30,			Nine months ended September 30,
General and administrative ($ in thousands)	2009	2008	% change	2009	2008	% change
General and administrative, excluding share-based compensation expense	$2,792	$2,761	1%	$8,943	$8,883	1%
Share-based compensation expense	1,164	926	26%	3,188	2,833	13%

Total general and administrative expenses	$3,956	$3,687	7%	$12,131	$11,716	4%

General and administrative expenses increased slightly during the three- and nine-month periods ended September 30, 2009 from the comparable periods in 2008. The increases resulted primarily from an increase in share-based compensation expense included in general and administrative expenses. This resulted from a larger number of optioned shares subject to expense recognition during the 2009 periods as a result of increased staffing levels and a higher average value per optioned share primarily attributable to increases in the weighted average stock price.

Investment income, net.

Investment income, net decreased 52% to $0.7 million in the third quarter of 2009 and decreased 48% to $2.6 million in the first nine months of 2009 from the comparable periods in 2008. The decreases resulted from lower yields on investments during the 2009 periods.

Liquidity and capital resources.

Selected Financial Data ($ in thousands)	September 30, 2009	December 31, 2008
Cash, cash equivalents and investments	$306,016	$160,708
Working capital	224,074	70,496
Stockholders’ equity	215,547	79,018

	Nine months ended September 30,
	2009	2008
Cash provided by (used in):
Operating activities	$(45,564)	$(36,993)
Investing activities	(109,877)	(99,782)
Financing activities	196,701	101,544

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

Our combined cash, cash equivalents and investments increased to $306.0 million at September 30, 2009, compared to $160.7 million at December 31, 2008. This increase primarily reflects net proceeds from public and private offerings of our common stock during the first nine months of 2009 totaling $192.1 million. We used $45.6 million during the first nine months of 2009 and $37.0 million during the first nine months of 2008 to fund our operating activities. Our working capital was $224.1 million at September 30, 2009, compared to $70.5 million at December 31, 2008, primarily reflecting the net proceeds from our common stock offerings and our emphasis on reinvesting proceeds resulting from the maturity of long term investment securities in short term investment securities. We have structured our investment portfolio to provide working capital as needed. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for investments in U.S. government and agency securities, high-grade corporate bonds, taxable municipal bonds, mortgage-backed securities, auction-rate securities, or ARS, commercial paper and money market accounts. As of September 30, 2009, we held ARS valued at $13.1 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. Each of the securities continues to pay interest according to the stated terms on a monthly basis. The interest rates on these ARS are no longer established based on an auction process but are established according to the terms of the issue. As of the date of this filing, the interest rates of the ARS are set at the 30-day London Interbank

Offering rate plus 225 basis points. Based on our available cash, expected operating cash requirements and our belief that the holdings in ARS can be liquidated in approximately one to three years at par, we believe it is more likely than not that we have the ability to hold, and we intend to hold, these investments until they recover substantially all of their cost basis. This belief is based on our current assessment of our future operating plans and assessment of the individual securities and general market conditions. We periodically reassess this conclusion based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, further deterioration of the credit rating of the investment, market risk and other factors. Any such future reassessment that results in a conclusion that the unrealized losses on these investments are other than temporary would result in a write down in the fair value of these investments. Such a write down would be recognized in our operating results. These securities are valued based on significant unobservable inputs (Level 3) as further discussed in Note 8 to the condensed consolidated financial statements.

The global credit and financial markets have been experiencing a period of unusual volatility and illiquidity. Our investment portfolio is structured to provide for investment maturities and access to cash that aligns with our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of September 30, 2009, our cash, cash equivalents and investment securities are presented net of a cumulative $0.5 million unrealized loss. This amount represents the difference between our amortized cost and the fair market value of the investments and is included in accumulated other comprehensive loss. As of September 30, 2009, we had $266.5 million held in cash reserves or debt securities scheduled to mature within the next twelve months.

At our currently planned spending rate, we believe that our financial resources, in addition to the expected fees and milestone payments earned under the dacetuzumab collaboration agreement with Genentech and other existing collaboration and license agreements will be sufficient to fund our operations into the second half of 2011. However, changes in our spending rate may occur that would consume available capital resources sooner, such as increased manufacturing and clinical trial expenses and the expansion of our sales and marketing organization preceding anticipated commercialization of a product candidate. Additionally, we may not receive the fees and milestone payments and reimbursement payments that we currently expect under our collaboration and license agreements, including the dacetuzumab collaboration agreement with Genentech, which may shorten the timeframe through which we are able to fund operations. Further, we do not know what impact the recent discontinuation of our phase IIb clinical trial of dacetuzumab in combination with R-ICE chemotherapy for patients with DLBCL will have on our dacetuzumab collaboration with Genentech, which may be terminated by Genentech at its election at any time. If Genentech determines to terminate the dacetuzumab collaboration, any payments we receive under the collaboration prior to such termination would be non-refundable; however, we would not receive any future development cost reimbursement payments, milestone payments or royalties for the development or sale of dacetuzumab. As a result of such termination, we would have to engage another collaborator to complete the dacetuzumab development process or complete the process ourselves internally, either of which could significantly delay the development process and increase our costs. In turn, this could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing dacetuzumab, which costs are now being funded by Genentech.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an accounting standards update entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This standard prescribes the accounting treatment for arrangements that contain multiple-deliverable elements and enables vendors to account for products or services (deliverables) separately rather than as a combined unit in certain circumstances. Prior to this standard, only certain types of evidence were acceptable for determining the selling price of the deliverables under an arrangement. If that evidence was not available, the deliverables were treated as a single unit of accounting. This updated standard expands the nature of evidence which may be used to determine the selling price of separate deliverables to include a vendor’s best estimate. The FASB believes that this standard will allow companies to separate deliverables included in multiple-deliverable arrangements into more units of accounting than was previously possible. This standard is applicable to arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, if the standard is adopted early, and the period of adoption is not the beginning of a company’s fiscal year, the company will be required to apply the amendments retrospectively from the beginning of the company’s fiscal year. We have not yet adopted this standard or determined the impact of this standard on our results of operations, cash flows and financial position.

Commitments

Some of our manufacturing, license and collaboration agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones and the payment of royalties based on commercial product sales. We do not expect to pay any royalties on net sales of products under any of these agreements for the next several years. The amounts set forth below for any given year could be substantially higher if we make certain development progress that requires us to make milestone payments or if we receive regulatory approvals or achieve commercial sales and are required to pay royalties earlier than anticipated.

The following table reflects our future minimum contractual commitments for the periods subsequent to September 30, 2009 (in thousands):

	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Operating leases	$26,210	$666	$2,715	$2,795	$2,836	$2,917	$14,281
Manufacturing, license & collaboration agreements	35,080	15,370	16,402	1,756	776	776	—

Total	$61,290	$16,036	$19,117	$4,551	$3,612	$3,693	$14,281

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

Our market risks during the nine months ended September 30, 2009 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment securities consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Short-term investments	$194,417	$64,379
Long-term investments	39,539	65,529
Other non-current assets	301	301

Total	$234,257	$130,209

Included in long-term investments as of September 30, 2009 are auction-rate securities valued at $13.1 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. Given that further deterioration in the global credit and financial markets is a possibility, no assurance can be made that further downgrades, losses, failed auctions or other significant deterioration in the fair value of our cash equivalents, short-term or long-term investments will not occur. If any such further downgrades, losses, or other significant deteriorations occur, it may negatively impact or impair our current portfolio of cash equivalents, short-term and long-term investments.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.1 million in the fair value of our investments as of September 30, 2009.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, they have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our near-term prospects are substantially dependent on brentuximab vedotin, our lead product candidate. If we are unable to successfully develop and obtain regulatory approval for brentuximab vedotin for the treatment of patients with relapsed or refractory Hodgkin lymphoma, our ability to generate revenue from product sales will be significantly delayed. *

We currently have no products that are approved for commercial sale. Our product candidates are in various stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals for them. A substantial portion of our efforts and expenditures over the next few years will be devoted to brentuximab vedotin, which is the subject of an ongoing pivotal clinical trial under a special protocol assessment, or SPA, with the FDA. Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of brentuximab vedotin for the treatment of patients with relapsed or refractory Hodgkin lymphoma. Brentuximab vedotin is not expected to be commercially available for this or any other indication until at least the second half of 2011, if at all. Further, the commercial success of brentuximab vedotin will depend upon its acceptance by physicians, patients, third-party payors and other key decision-makers as a therapeutic and cost-effective alternative to currently available products. In addition, the indications that we are pursuing for brentuximab vedotin have relatively low incidence rates, including Hodgkin lymphoma and anaplastic large cell lymphoma, which may limit the revenue potential of brentuximab vedotin. If we are unable to successfully develop, obtain regulatory approval for and commercialize brentuximab vedotin for the treatment of relapsed or refractory Hodgkin lymphoma and other indications, our ability to generate revenue from product sales will be significantly delayed and our business would be materially affected and we may not be able to earn sufficient revenues to continue as a going concern.

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

Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval. *

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. The clinical data from our phase I trials of brentuximab vedotin are limited and the results of our brentuximab vedotin pivotal trial, which was initiated in the first quarter of 2009 and for which we completed patient enrollment in August 2009, will be blinded to us until completion of the trial. In addition, we still only have limited data from our phase I and II clinical trials of dacetuzumab and lintuzumab and our phase I trial of SGN-70. We also recently discontinued our phase IIb clinical trial of dacetuzumab in combination with Rituxan (rituximab) plus ifosfamide, carboplatin and etoposide, or R-ICE, chemotherapy for patients with relapsed or refractory diffuse large B-cell lymphoma, or DLBCL, based on a determination that the trial would be unlikely to meet its primary endpoint of superior complete response rate in the dacetuzumab combination arm as compared to the placebo combination arm. The dacetuzumab phase IIb clinical trial was closed based upon a recommendation by the Independent Data Monitoring Committee, or IDMC, following a pre-specified interim analysis. Phase I and phase II clinical trials are not primarily designed to test the efficacy of a product candidate but rather are designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. The pivotal trial of brentuximab vedotin required the enrollment of 100 patients and we believe that any clinical trial designed to test the efficacy of dacetuzumab, lintuzumab or SGN-70, whether phase II or phase III, will likely involve a large number of patients to achieve statistical significance and will be expensive. As a result, we may conduct lengthy and expensive clinical trials of brentuximab vedotin, dacetuzumab, lintuzumab, SGN-70 or SGN-75, only to learn that the product candidate is not an effective treatment or is not superior to existing approved therapies or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate.

Clinical trials for our product candidates are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain. *

        We are currently conducting one pivotal trial under an SPA with the FDA for brentuximab vedotin, and multiple clinical trials for our other clinical product candidates, and we expect to commence additional trials of these and other product candidates in the future. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In addition, future and ongoing dacetuzumab clinical trials will be coordinated with Genentech, which may delay the commencement or affect the continuation or completion of these trials. We have experienced enrollment-related delays in certain of our current and previous clinical trials and will likely experience similar delays in our future trials, particularly as we attempt to significantly increase patient size as may be required for phase III studies. We depend on medical institutions and clinical research organizations, or CROs, to conduct our clinical trials in compliance with Good Clinical Practice or GCP, and to the extent they fail to enroll patients for our clinical trials or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with foreign currency transactions insofar as we might desire to use U.S. dollars to make contract payments denominated in the foreign currency where the trial is being conducted.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occurs in later-stage clinical trials. For example, on October 5, 2009 we announced that our phase IIb clinical trial of dacetuzumab in combination with R-ICE chemotherapy for patients with DLBCL was discontinued based on a determination that the trial would be unlikely to meet its primary endpoint of superior complete response rate in the dacetuzumab combination arm as compared to the placebo combination arm. The dacetuzumab phase IIb clinical trial was closed based upon a recommendation by the IDMC following a pre-specified interim analysis. We are also conducting a phase IIb clinical trial with lintuzumab combined with low-dose cytarabine, and may experience unexpected adverse events as a result of this combination or for other reasons. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events, including patient fatalities that may be attributable to our product candidates, during a clinical trial could cause it to be redone or terminated. Further, the phase II clinical trials of brentuximab vedotin and lintuzumab are overseen by an IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety findings based on events occurring during a clinical trial.

In some circumstances we rely on collaborators to assist in the research and development of our product candidates, as well as to utilize our ADC technology. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, it may affect our ability to commercialize our product candidates and/or generate revenues through technology licensing. *

We have established and intend to continue to establish collaborations with third parties to develop and market some of our current and future product candidates. We entered into an exclusive worldwide collaboration agreement with Genentech in January 2007 for the development and commercialization of our dacetuzumab product candidate. We also have active ADC collaborations with Genentech, Bayer, CuraGen, Progenics, MedImmune, Daiichi Sankyo and Millennium, and an ADC co-development agreement with Agensys.

Under certain conditions, our collaborators may terminate their agreements with us and discontinue use of our technologies. In addition, we cannot control the amount and timing of resources our collaborators may devote to products incorporating our technology. Moreover, our relationships with our collaborators divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators. Even if our collaborators continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our collaborators may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. If any of our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. In March 2009, Roche completed its acquisition of Genentech pursuant to which Genentech became a wholly-owned member of the Roche Group, and although no substantive changes to our dacetuzumab collaboration have resulted from the acquisition of Genentech by Roche, we remain uncertain as to what effect this acquisition might have on our dacetuzumab collaboration. In particular, Genentech may terminate the dacetuzumab collaboration, which Genentech may do at its election for negative or inconclusive clinical results, such as those experienced in the recently discontinued phase IIb clinical trial of dacetuzumab in combination with R-ICE chemotherapy for patients with DLBCL, or for no reason at all, and if Genentech determines to terminate the dacetuzumab collaboration, we would not receive any future development cost reimbursement payments, milestone payments or royalties for development or sale of dacetuzumab. As a result of such termination, we would have to engage another collaborator to complete the dacetuzumab development process or complete the process ourselves internally, either of which could significantly delay the development process and increase our costs. In turn, this could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing dacetuzumab, which costs are now being funded by Genentech. Furthermore, if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable. In the future, we may not be able to locate third-party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.

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

We depend on a small number of collaborators for most of our current revenue. The loss of any one of these collaborators could result in a substantial decline in our revenue. *

        We have collaborations with a limited number of companies. To date, almost all of our revenue has resulted from payments made under agreements with our corporate collaborators, and we expect that most of our future revenue will continue to come from corporate collaborations until the approval and commercialization of one or more of our product candidates and even then we may still be highly dependent on the activities of a collaborator to derive revenue from the approved product. For example, if dacetuzumab receives regulatory approval, our revenues will still be dependent on Genentech’s ability and willingness to market the approved product. The loss of our collaborators, especially Genentech, or the failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments or royalties, could have a material adverse effect on our financial performance. In addition, a significant portion of revenue received from our corporate collaborators is derived from research and material supply fees, and a decision by any of our corporate collaborators to conduct more research and development activities themselves could significantly reduce the revenue received from these collaborations. Payments under our existing and future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the development of our product candidates. *

We do not currently have the internal ability to manufacture the drug products that we need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply our drug products. For the monoclonal antibody used in brentuximab vedotin, we have contracted with Abbott Laboratories for clinical and potential future commercial supplies. For dacetuzumab, we have also contracted with Abbott Laboratories for clinical and potential future commercial supplies. Decisions on future dacetuzumab drug supply will be made jointly by us and Genentech through our collaboration. For lintuzumab, we received clinical-grade material from PDL BioPharma to support phase I trials and entered into a contract manufacturing arrangement with Laureate Pharma to provide later-stage clinical supplies, including for our ongoing phase IIb trial. We have also contracted with Laureate Pharma to manufacture the antibody component of SGN-70 and SGN-75 to enable future initiation of clinical trials. For our ADC technology, several contract manufacturers, including Albany Molecular and Sigma Aldrich Fine Chemicals, or SAFC, supply us with drug-linker and several other contract manufacturers perform conjugation of the drug-linker to the antibody. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of our product candidates for use in our clinical trials. If our contract manufacturers or other third parties fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates. In addition, we depend on outside vendors for the supply of raw materials used to produce our product candidates. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our product candidates manufactured and to conduct preclinical testing and clinical trials of our product candidates would be adversely affected.

Although we are currently establishing our commercial scale supply chain for brentuximab vedotin, we do not yet have all of the agreements necessary for the supply of our product candidates in quantities sufficient for commercial sale and we may not be able to establish or maintain sufficient commercial manufacturing arrangements on commercially reasonable terms. Securing commercial quantities of our product candidates from contract manufacturers will require us to commit significant capital and resources. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties. In addition, contract manufacturers have a limited number of facilities in which our product candidates can be produced and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates.

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

Our ADC technology has not been incorporated into a commercial product and is still at a relatively early stage of development. *

Our ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, has not been incorporated into a commercial product and is still at a relatively early stage of development. This ADC technology is used in our brentuximab vedotin, SGN-75, ASG-5ME and SGN-19A product candidates and is the basis of our collaborations with Genentech, Bayer, CuraGen, Progenics, MedImmune, Daiichi Sankyo, Millennium and Agensys. We and our corporate collaborators are conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies and, although we, CuraGen, Progenics, Genentech and MedImmune have initiated clinical trials of ADC product candidates, additional studies may be required before other ADC product candidates enter human clinical trials. In addition, preclinical models to study patient toxicity and anti-cancer activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human cancer and there may be substantially different results in clinical trials from the results obtained in preclinical studies. Any failures or setbacks in our ADC program, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

We have a history of net losses. We expect to continue to incur net losses and may not achieve or maintain profitability for some time, if at all. *

We have incurred substantial net losses in each of our years of operation and, as of September 30, 2009, we had an accumulated deficit of approximately $384 million. We expect to make substantial expenditures to further develop and commercialize our product candidates, some of which are expected to be reimbursed by Genentech as part of our dacetuzumab collaboration, and anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, regulatory approvals and commercialization of our product candidates. In the near term, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements. In the longer term, our revenues may also include royalties from collaborations with current and future strategic partners and commercial product sales if any of our product candidates are approved for commercial sale. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict. We have never been profitable and may never achieve profitability and if we do achieve profitability, it may not be sustainable.

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

Our success depends, in part, on obtaining and maintaining patent protection and successfully defending these patents against third-party challenges in the United States and other countries. We own multiple U.S. and foreign patents and pending patent applications for our technologies. We also have rights to issued U.S. patents, patent applications, and their foreign counterparts, relating to our monoclonal antibody and drug-based technologies. Our rights to these patents and patent applications are derived in part from worldwide licenses from Bristol-Myers Squibb, Arizona State University and Facet Biotech, among others. In addition, we have licensed our U.S. and foreign patents and patent applications to third parties.

Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. In particular, the U.S. Patent and Trademark Office issued revised regulations affecting prosecution before that office, and various pieces of legislation, including patent reform acts, have been introduced or discussed in the U.S. Senate and Congress in the past few years. If implemented, or following final resolution of pending legislation, new regulations or legislation could, among other things, restrict our ability to prosecute applications in the U.S. Patent and Trademark Office, limit the number of patent claims in applications that we have previously filed or intend to file, and may lower the threshold required for competitors to challenge our patents in the U.S. Patent and Trademark Office after they have been granted.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Genentech, Amgen, Bayer, ImmunoGen, Biogen IDEC, Celgene, Cephalon, Genzyme, Medarex (a wholly owned subsidiary of Bristol-Myers Squibb), Eisai, Millennium, Novartis and Wyeth (a wholly owned subsidiary of Pfizer) are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including Wyeth, ImmunoGen and Medarex, have antibody-drug conjugate technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive. Our competitors may, among other things:

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

Current global credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash equivalents, short-term investments and long-term investments, including auction rate securities, and our ability to fund our planned operations. *

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for investments in U.S. government and agency securities, high-grade corporate bonds, taxable municipal bonds, mortgage-backed securities, auction rate securities, or ARS, commercial paper and money market accounts. As a result of the current adverse global credit and financial market conditions, investments in some financial instruments, such as mortgage-backed securities and ARS, may pose risks arising from liquidity and credit concerns. For example, as of September 30, 2009 we held ARS valued at $13.1 million that have failed at auction and are currently illiquid. Given that further deterioration in the global credit and financial markets is a possibility, no assurance can be made that losses, failed auctions or other significant deterioration in the fair value of our cash equivalents, short-term or long-term investments or ARS will not occur. If any such losses, failed auctions or other significant deteriorations occur, it may negatively impact or impair our current portfolio of cash equivalents, short-term or long-term investments or ARS and our ability to fund our planned operations. Further, unless and until the current global credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss.

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value. *

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the third quarter of 2009, our closing stock price fluctuated between $8.75 and $14.80 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	announcements regarding the results of discovery efforts and preclinical and clinical activities by us or our competitors, especially the results of our pivotal trial of brentuximab vedotin;

•	termination of or changes in our existing corporate partnerships or licensing arrangements, especially our dacetuzumab collaboration with Genentech;

•	establishment of new corporate partnering or licensing arrangements by us or our competitors;

•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our ability to raise capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.

The stock markets in general, and the markets for biotechnology stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. Earlier this year, the financial markets faced almost unprecedented turmoil, resulting in a decline in investor confidence and concerns about the proper functioning of the securities markets, which decline in general investor confidence has resulted in depressed stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of our clinical trials or commercialization efforts.

Our existing stockholders have significant control of our management and affairs. *

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 34 percent of our voting power as of November 5, 2009. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 29, 2009, we issued an aggregate of 395,214 shares of our common stock pursuant to the net exercise of warrants held by an institutional investor and its affiliated entities. The warrants were exercisable for an aggregate of 812,500 shares of our common stock at an exercise price of $6.25 per share. The number of shares issued upon exercise of the warrants was reduced by an aggregate of 417,286 shares to effect the net exercise of the warrants in accordance with their terms. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 6.	Exhibits

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(5)	Form of Common Stock Warrant.

4.3(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1(6)	Amended and Restated 1998 Stock Option Plan.

10.2(6)	Amended and Restated 2007 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003 (File No. 333-50266) and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-32405) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: November 6, 2009

EXHIBIT INDEX

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(5)	Form of Common Stock Warrant.

4.3(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1(6)	Amended and Restated 1998 Stock Option Plan.

10.2(6)	Amended and Restated 2007 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003 (File No. 333-50266) and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 (File No. 000-32405) and incorporated herein by reference