Form 10-Q
period 2010-06-30
SEATTLE GENETICS INC /WA
filed 2010-08-06
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 4, 2010, there were 101,218,487 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the quarter ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$49,493	$18,486
Short-term investments	263,874	242,319
Interest receivable	1,159	1,350
Accounts receivable	15,180	80,122
Prepaid expenses and other current assets	3,447	6,302

Total current assets	333,153	348,579
Property and equipment, net	12,893	12,325
Long-term investments	11,928	26,925
Other non-current assets	478	504

Total assets	$358,452	$388,333

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$20,904	$19,496
Current portion of deferred revenue	23,900	85,002

Total current liabilities	44,804	104,498

Long-term liabilities
Deferred revenue, less current portion	92,224	74,866
Deferred rent and other long-term liabilities	2,868	2,769

Total long-term liabilities	95,092	77,635

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 101,125 shares issued and outstanding at June 30, 2010 and 100,554 shares issued and outstanding at December 31, 2009	101	101
Additional paid-in capital	613,314	603,053
Accumulated other comprehensive loss	(2,291)	(1,249)
Accumulated deficit	(392,568)	(395,705)

Total stockholders’ equity	218,556	206,200

Total liabilities and stockholders’ equity	$358,452	$388,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues from collaboration and license agreements	$36,878	$9,408	$83,333	$18,550

Operating expenses
Research and development	39,287	28,712	69,603	61,958
General and administrative	6,467	4,019	11,698	8,175

Total operating expenses	45,754	32,731	81,301	70,133

Income (loss) from operations	(8,876)	(23,323)	2,032	(51,583)
Investment income, net	553	852	1,105	1,844

Net income (loss)	$(8,323)	$(22,471)	$3,137	$(49,739)

Net income (loss) per share – basic	$(0.08)	$(0.26)	$0.03	$(0.59)

Net income (loss) per share – diluted	$(0.08)	$(0.26)	$0.03	$(0.59)

Weighted-average shares used in computing:
Net income (loss) per share – basic	100,919	86,200	100,771	84,880

Net income (loss) per share – diluted	100,919	86,200	103,468	84,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2010	2009
Operating activities
Net income (loss)	$3,137	$(49,739)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share-based compensation expense	6,362	5,443
Depreciation and amortization	1,690	1,558
Amortization on investments	2,348	2,025
Deferred rent and other long-term liabilities	99	1,120
Changes in operating assets and liabilities
Interest receivable	191	(97)
Accounts receivable	64,942	2,169
Prepaid expenses and other current assets	2,855	3,107
Other non-current assets	30	—
Accounts payable and accrued liabilities	1,408	3,280
Deferred revenue	(43,744)	(368)

Net cash provided by (used in) operating activities	39,318	(30,908)

Investing activities
Purchases of securities available for sale	(210,044)	(106,716)
Proceeds from maturities of securities available for sale	200,091	69,554
Proceeds from sales of securities available for sale	—	2,023
Purchases of property and equipment	(2,257)	(3,206)

Net cash used in investing activities	(12,210)	(38,345)

Financing activities
Net proceeds from issuance of common stock	—	63,927
Proceeds from exercise of stock options and employee stock purchase plan	3,899	1,117

Net cash provided by financing activities	3,899	65,044

Net increase (decrease) in cash and cash equivalents	31,007	(4,209)
Cash and cash equivalents, at beginning of period	18,486	30,800

Cash and cash equivalents, at end of period	$49,493	$26,591

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2010 are not indicative of the results to be expected for the full year.

2. Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) completed an accounting standards update entitled “Milestone Method of Revenue Recognition.” This standard allows the milestone method to be used as a valid application of the proportional performance model when applied to research or development arrangements. Entities can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event: (1) that can only be achieved based in whole or in part on either (a) the entity’s performance or (b) the occurrence of a specific outcome resulting from the entity’s performance; (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; and (3) that would result in additional payments being due to the entity. This standard is effective for the Company beginning January 1, 2011, and may be applied either prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. The Company has not yet adopted this standard. The Company is currently assessing the impact of this new accounting standard on its consolidated financial statements.

In October 2009, the FASB issued an accounting standards update entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This standard prescribes the accounting treatment for arrangements that contain multiple-deliverable elements and may enable the Company to account for products or services (deliverables) separately rather than as a combined unit in certain circumstances. Prior to this standard, only certain types of evidence were acceptable for determining the relative selling price of the deliverables under an arrangement. If that evidence was not available, the deliverables were treated as a single unit of accounting. This updated standard expands the nature of evidence which may be used to determine the relative selling price of separate deliverables to include estimation. This standard is applicable to the Company’s arrangements entered into or materially modified after December 31, 2010. Early adoption is permitted; however, if the standard is adopted early, and the period of adoption is not the beginning of the Company’s fiscal year, the Company will be required to apply the amendments retrospectively from the beginning of the Company’s fiscal year. The Company has not yet adopted this standard. The Company is currently assessing the impact of this new accounting standard on its consolidated financial statements

3. Dacetuzumab (SGN-40) product collaboration with Genentech

In January 2007, the Company entered into a collaboration agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of dacetuzumab. Under the terms of the agreement, the Company received an upfront payment of $60 million, progress-dependent milestone payments totaling $20 million, and reimbursement funding for development activities performed under the collaboration. The Company recognized these payments as revenue over the development period of the collaboration, which initially extended to February 2013. In December 2009, Genentech provided notice to the

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company of its decision to terminate the collaboration effective June 8, 2010 and the development period was shortened to six months from the date of the notice. Under this collaboration, deferred revenue representing payments received in advance of the culmination of the earnings process totaled $66.8 million as of December 31, 2009. This amount was recognized as revenue using a time-based method over the remaining six month development period of the agreement as we fulfilled our remaining performance obligations under the collaboration. As of June 30, 2010, all deferred revenue related to the dacetuzumab collaboration has been recognized as revenue. Acceleration of revenue recognition under the collaboration resulted in the Company reporting net income for the six-month period ended June 30, 2010. Genentech remains responsible for funding development costs associated with completing all ongoing clinical trials for dacetuzumab as of the end of the collaboration. Such funding will be recorded as revenue in the period that costs are incurred and reimbursement becomes due from Genentech. All product rights to dacetuzumab were returned to the Company upon completion of the collaboration. The Company will be responsible for and will be required to solely fund any new dacetuzumab development activities that it may elect to conduct.

4. Income Taxes

A provision for income taxes is not necessary for the six months ended June 30, 2010 as the Company expects to report a net loss for the full year ending December 31, 2010.

5. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share (in thousands, other than per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator
Net income (loss)	$(8,323)	$(22,471)	$3,137	$(49,739)
Denominator
Weighted average shares outstanding – basic	100,919	86,200	100,771	84,880
Dilutive effect of common shares from stock options and warrants	—	—	2,697	—

Weighted average shares outstanding – diluted	100,919	86,200	103,468	84,880

Basic net income (loss) per share	$(0.08)	$(0.26)	$0.03	$(0.59)

Diluted net income (loss) per share	$(0.08)	$(0.26)	$0.03	$(0.59)

Except for the six-month period ended June 30, 2010, the Company incurred net losses for each period presented. Accordingly, the Company excluded all warrants and options to purchase common stock from the calculation of diluted net loss per share for these periods as such securities were antidilutive. For the six-month period ended June 30, 2010, the Company excluded certain options to purchase common stock from the calculation of diluted net income per share that would have resulted in an antidilutive effect. The following table presents the weighted-average number of shares that were excluded from the number of shares used to calculate diluted net income (loss) per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Warrants to purchase common stock	1,113	1,925	—	1,925
Options to purchase common stock	10,657	9,211	4,200	9,126

Total	11,770	11,136	4,200	11,051

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Comprehensive Income (Loss)

Comprehensive income (loss) is the change in stockholders’ equity from transactions and events, other than those resulting from investments by stockholders and distributions to stockholders. The Company’s other comprehensive income (loss) is comprised of net income (loss) and unrealized gains or losses on investments as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(8,323)	$(22,471)	$3,137	$(49,739)
Unrealized gain (loss) on securities available for sale	(1,286)	522	(1,042)	324

Comprehensive income (loss)	$(9,609)	$(21,949)	$2,095	$(49,415)

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

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2010
U.S. government and agencies	$233,833	$79	$(1)	$233,911
Corporate obligations	29,768	227	(78)	29,917
Auction rate securities	14,450	—	(2,522)	11,928
Taxable municipal bonds	345	4	—	349

Total	$278,396	$310	$(2,601)	$276,105

Contractual Maturities:
Due in one year or less	$263,645			$263,874
Due in one to three years	301			303
Due in 2017	14,450			11,928

Total	$278,396			$276,105

Reported as:
Short-term investments				$263,874
Long-term investments				11,928
Other non-current assets				303

Total				$276,105

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2009
U.S. government and agencies	$220,442	$109	$(51)	$220,500
Corporate obligations	33,253	674	(11)	33,916
Auction rate securities	14,450	—	(1,991)	12,459
Taxable municipal bonds	2,647	21	—	2,668

Total	$270,792	$804	$(2,053)	$269,543

Contractual Maturities:
Due in one year or less	$241,979			$242,319
Due in one to three years	14,363			14,765
Due in 2017	14,450			12,459

Total	$270,792			$269,543

Reported as:
Short-term investments				$242,319
Long-term investments				26,925
Other non-current assets				299

Total				$269,543

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2010
U.S. government and agencies	$50,103	$(1)	$—	$—
Corporate obligations	5,498	(78)	—	—
Auction rate securities	—	—	11,928	(2,522)

Total	$55,601	$(79)	$11,928	$(2,522)

December 31, 2009
U.S. government and agencies	$127,347	$(51)	$—	$—
Corporate obligations	—	—	986	(11)
Auction rate securities	—	—	12,459	(1,991)

Total	$127,347	$(51)	$13,445	$(2,002)

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

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Realized gains, realized losses and declines in the value of securities judged to be other than temporary, are included in investment income. The cost of investments for purposes of computing realized and unrealized gains and losses are based on the specific identification method. Amortization of premiums and accretion of discounts are included in investment income. Interest and dividends earned on all securities are included in investment income.

As of June 30, 2010, the Company held auction rate securities valued at $11.9 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to a successful auction process, redemption of the investment, a sale of the security in a secondary market or a negotiated or adjudicated resolution. Each of the securities continues to pay interest according to the stated terms on a monthly basis. The interest rate on these auction rate securities is no longer established based on an auction process but is established according to the terms of the issue. As of June 30, 2010, the interest rate of each of the auction rate securities was set at the 30-day London Interbank Offering rate plus 225 basis points. The Company considers the market for these securities to be inactive and distressed. Accordingly, fair value for the auction rate securities has been determined based on a probability-weighted discounted cash flow analysis. This analysis relies upon certain estimates, including the probability-weighted term to an orderly liquidation and the discount rate applied to future cash flows. The discount rate used to determine fair value is based on the observed comparable yield of securities with similar characteristics, adjusted for illiquidity, credit risk and other factors. Due to the expected time to a liquidation event, investments in auction rate securities are presented as long-term investments in the accompanying condensed consolidated balance sheets.

The Company believes it is more likely than not that it has the ability to hold, and intends to hold, these investments until they recover substantially all of their cost basis. This belief is based on a current assessment of the Company’s available cash, expected operating cash requirements, future operating plans and assessment of the individual securities and general market conditions. The Company periodically assesses this conclusion based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, further deterioration of the credit rating of the investment, market risk and other factors. Any such future reassessment that results in a conclusion that the unrealized losses on these investments are other than temporary would result in a write down in the fair value of these investments. Such a write down would be recognized in operating results.

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

The determination of a financial instrument’s level within the fair value hierarchy is based on an assessment of the lowest level of any input that is significant to the fair value measurement. The following table presents the Company’s financial assets by level within the fair value hierarchy for the periods presented (in thousands):

	Fair Value Measurement Using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of June 30, 2010:
Cash equivalents:
Money market funds	$24,007	$—	$—	$24,007
U.S. government and agencies	18,499			18,499
Short-term investments:
U.S. government and agencies	228,572	5,036	—	233,608
Corporate obligations	—	29,917	—	29,917
U.S. municipal bonds	—	349	—	349
Long-term investments—auction rate securities	—	—	11,928	11,928
Other non-current assets—U.S. government and agencies	303	—	—	303

Total	$271,381	$35,302	$11,928	$318,611

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, include most U.S. government securities. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include most high-grade corporate bonds, U.S. agency obligations and taxable municipal bonds. Level 3 investments consist of auction rate securities and accounted for 4% and 5% of total investment securities measured at fair value as of June 30, 2010 and December 31, 2009, respectively. The Company did not transfer any investments into or out of Levels 1, 2 and 3 during the quarter and six months ended June 30, 2010.

The following table contains a roll-forward of the fair value of the Company’s auction rate securities where fair value is determined using Level 3 inputs (in thousands):

Fair value
Balance as of December 31, 2009	$12,459
Unrealized loss reflected as a component of other comprehensive income	(531)

Balance as of June 30, 2010	$11,928

The Company recorded a net unrealized loss of $1.3 million and $1.0 million related to its investment portfolio for the three and six months periods ended June 30, 2010, respectively, in other comprehensive income (loss).

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

Overview

We are a clinical-stage biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for the treatment of cancer and autoimmune diseases. Our lead product candidate, brentuximab vedotin (SGN-35), is in a pivotal clinical trial for patients with relapsed or refractory Hodgkin lymphoma being conducted under a special protocol assessment, or SPA, with the U.S. Food and Drug Administration, or FDA. The trial was fully enrolled in August 2009 and we expect to report data from the trial in the late September to October 2010 timeframe. If the results of our brentuximab vedotin pivotal trial are supportive, we plan to submit a New Drug Application, or NDA, to the FDA in the first half of 2011. Brentuximab vedotin is empowered by our proprietary antibody-drug conjugate, or ADC, technology comprising highly potent synthetic drugs and stable linkers for attaching the drugs to monoclonal antibodies. In addition, we have five other clinical-stage programs: lintuzumab (SGN-33), dacetuzumab (SGN-40), SGN-70, SGN-75 and ASG-5ME.

In December 2009, we entered into a collaboration agreement with Millennium: The Takeda Oncology Company, or Millennium, to develop and commercialize brentuximab vedotin, under which Seattle Genetics has commercial rights in the United States and its territories and Canada, and Millennium has commercial rights in the rest of the world. We also have collaborations for our ADC technology with a number of leading biotechnology and pharmaceutical companies, including Bayer Pharmaceuticals Corporation, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; MedImmune, Inc., a subsidiary of AstraZeneca Biopharmaceuticals Inc., or MedImmune; Millennium, and PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; as well as an ADC co-development agreement with Agensys Inc., an affiliate of Astellas Pharma Inc., or Agensys.

        We do not currently have any commercial products for sale. While certain of our product candidates are advancing into later stages of development, such as brentuximab vedotin, significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. As of June 30, 2010, we had an accumulated deficit of $392.6 million. Over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the potential regulatory approval and commercialization of brentuximab vedotin, including preparation for commercial manufacturing. We will also continue to invest in research, development and manufacturing as we plan to move toward potential regulatory approval and commercialization of our other product candidates. Our commitment of resources to the approval and commercialization activities for brentuximab vedotin and the research and continued development and potential commercialization of our other product candidates will require substantial additional funds and resources, and our operating expenses will also likely increase as a result of such activities. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards potential commercialization. We expect that a substantial portion of our revenues for the next several years will be the result of amortization of payments already received and expected to be received pursuant to our collaboration agreements. Until such time as we may commercialize a product candidate, our revenues will also depend on the achievement of development and clinical milestones under our existing collaboration and license agreements, particularly our brentuximab vedotin collaboration with Millennium, as well as entering into new collaboration and license agreements. The majority of our revenues for the past three years resulted from our dacetuzumab collaboration agreement with Genentech. In December 2009, Genentech informed us of its decision to terminate the collaboration effective June 8, 2010. This resulted in a substantial acceleration of revenue recognition for amounts previously received and recorded as deferred revenue on our balance sheet. During the six months ended June 30, 2010, we recognized $70.0 million related to the dacetuzumab collaboration resulting in net income for the period. Genentech remains responsible for funding the costs to complete ongoing clinical trials of dacetuzumab as of the end of the collaboration. If we decide to conduct further development of dacetuzumab, we will be responsible for and will be required to solely fund any new dacetuzumab development and clinical trial activities. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Financial summary

To date, we have generated revenues principally from our collaboration and license agreements. These revenues reflect upfront technology access fees, milestone payments and reimbursement for support and materials supplied to our collaborators. For the six months ended June 30, 2010, revenues increased to $83.3 million, compared to $18.6 million for the same period in 2009. This increase was primarily due to accelerated revenue recognition during the first half of 2010 related to the termination of our dacetuzumab collaboration with Genentech, which termination was effective on June 8, 2010. For the six months ended June 30, 2010, total operating expenses increased 16% to $81.3 million, compared to $70.1 million for the same period in 2009. Our net income for the six-month period ended June 30, 2010 was $3.1 million compared to a net loss of $49.7 million for the same period in 2009. The net income for the six months ended June 30, 2010 was driven by the accelerated recognition of revenues earned under the dacetuzumab collaboration agreement with Genentech during the period. As of June 30, 2010, we had $325.3 million in cash, cash equivalents and short-term and long-term investments, and $218.6 million in total stockholders’ equity.

Results of Operations

Three months and six months ended June 30, 2010 and 2009

Revenues.

Revenues by collaborator are summarized as follows:

	Three months ended June 30,			Six months ended June 30,
Collaboration and license agreement revenues ($ in thousands)	2010	2009	% change	2010	2009	% change
Genentech	$30,976	$8,352	271%	$72,815	$16,832	333%
Millennium	3,686	338	991%	6,470	338	1814%
GSK	752	—	N/A (1)	1,502	—	N/A (1)
Daiichi Sankyo	556	403	38%	998	815	22%
Agensys	473	52	810%	947	101	838%
Other	435	263	65%	601	464	30%

Total	$36,878	$9,408	292%	$83,333	$18,550	349%

(1)	No amount in comparable period.

Genentech revenues increased 271% to $31.0 million in the second quarter of 2010 and 333% to $72.8 million for the first six months of 2010 compared to the comparable periods in 2009. The increase primarily resulted from the accelerated recognition of revenues earned under the dacetuzumab collaboration agreement with Genentech entered into in January 2007. Under the terms of this agreement, we received an upfront payment of $60 million, progress-dependent milestone payments of $20 million, and reimbursement payments from Genentech for ongoing research, development and manufacturing services performed by us under the collaboration. In December 2009, Genentech informed us that it had elected to terminate the collaboration effective June 8, 2010 and all remaining deferred revenue under the collaboration was recognized as revenue over the remaining six month term of the agreement as we fulfilled our remaining performance obligations under the collaboration. We recognized $30.0 million in revenue related to the dacetuzumab collaboration during the quarter ended June 30, 2010 and $70.0 million during the six month period ended June 30, 2010. Genentech remains responsible for funding development costs associated with completing all clinical trials for dacetuzumab that were ongoing as of the end of the collaboration on June 8, 2010. Genentech revenues also reflect the earned portion of payments received under our ADC collaboration agreement with Genentech. Our ADC collaboration with Genentech was unaffected by the termination of the dacetuzumab collaboration.

Millennium revenues reflect amounts earned under our December 2009 brentuximab vedotin collaboration agreement and our March 2009 ADC collaboration agreement. Millennium revenues increased in the second quarter and six months ended June 30, 2010 compared to the corresponding periods of 2009 primarily as a result of the recognition of the earned portion of a $60.0 million up front payment received by us in the first quarter of 2010 related to the brentuximab vedotin collaboration agreement, and includes payments to us for development activities conducted under the collaboration and reimbursed by Millennium. Millennium revenues in both periods also includes the earned portion of a $4.0 million upfront payment received in the second quarter of 2009 related to our ADC collaboration agreement with Millennium, and reimbursable support and research materials provided to Millennium by us under the ADC collaboration agreement. GSK revenues reflect the earned portion of a $12.0 million upfront payment received by us in the first quarter of 2010, and reimbursable support provided to GSK by us. These payments relate to an ADC collaboration agreement with GSK that we entered into during the fourth quarter of 2009. Daiichi Sankyo revenues increased during both the three and six month periods ended June 30, 2010 as a result of the amortization of amounts received for reimbursable support and research materials under our ADC agreement entered into in July 2008. Agensys revenues increased in the second quarter and six months ended June 30, 2010 compared to the corresponding periods of 2009. This increase primarily resulted from the recognition of the earned portion of a $12.0 million payment received by us in the fourth quarter of 2009 related to an amendment to our collaboration agreement that expanded the scope and extended the research term of the agreement.

Our revenues are impacted by progress-dependent milestones, annual maintenance fees and reimbursement of materials and support services as our collaborators advance their ADC product candidates through the development process. In the case of our brentuximab vedotin collaboration with Millennium, our revenues are also impacted by the level of development activities that we perform. Revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their ADC product candidates, the level of support we provide to our collaborators, the timing of milestones achieved and our ability to enter into additional collaboration agreements. We expect revenues to increase with respect to Millennium as a result of the recognition of amounts earned under the brentuximab vedotin collaboration as we fulfill our performance obligations under the collaboration. However, revenues are expected to be substantially lower overall in the second half of the year as compared to the first half of 2010 as a result of the accelerated recognition of previously deferred revenue related to the Genentech dacetuzumab collaboration that was recognized in the first half of 2010. We have a significant balance of deferred revenue, representing prior payments from collaborators that have not yet been recognized as revenue. This deferred revenue will be recognized as revenue in future periods using a time-based approach as we fulfill our performance obligations.

Research and development.

Our research and development expenses are summarized as follows:

	Three months ended June 30,			Six months ended June 30,
Research and Development ($ in thousands)	2010	2009	% change	2010	2009	% change
Research	$3,684	$2,663	38%	$7,111	$6,301	13%
Development and contract manufacturing	17,287	10,678	62%	27,103	23,629	15%
Clinical	16,452	13,650	21%	31,593	28,609	10%
Share-based compensation expense	1,864	1,721	8%	3,796	3,419	11%

Total research and development expenses	$39,287	$28,712	37%	$69,603	$61,958	12%

Research expenses increased 38% to $3.7 million in the second quarter of 2010 and 13% to $7.1 million in the first six months of 2010 from the comparable periods in 2009. These increases primarily related to amounts paid for in-licensed technology under evaluation. Development and contract manufacturing costs increased 62% to $17.3 million in the second quarter of 2010 and 15% to $27.1 million in the first six months of 2010 from the comparable periods of 2009. The increase reflects higher contract manufacturing costs for brentuximab vedotin and lintuzumab. The increase in contract manufacturing costs for brentuximab vedotin in the 2010 periods reflects our ongoing conformance manufacturing campaign in preparation for our potential NDA submission, and the increase in contract manufacturing costs for lintuzumab in the 2010 periods reflects preparatory activities for possible additional manufacturing following review and analysis of the data from our phase IIb trial of lintuzumab in combination with low-dose cytarabine chemotherapy. Data from our lintuzumab phase IIb trial are expected in the late August to October 2010 timeframe. Clinical costs for brentuximab vedotin increased during the three and six month periods ended June 30, 2010 as we expanded the scope of our clinical program. Clinical trial expenses for dacetuzumab decreased during the three and six month periods ended June 30, 2010 as we reduced clinical activities. Clinical trial expenses were lower for lintuzumab during the three and six month periods ended June 30, 2010 as we approached completion of activities related to our lintuzumab phase IIb trial. Share-based compensation expense increased 8% during the second quarter of 2010 and 11% during the first six months of 2010 compared to the periods in 2009. The increase was due to a higher average value per optioned share primarily attributable to increases in our stock price.

The following table shows expenses incurred for preclinical study support, contract manufacturing for clinical supplies and clinical and regulatory services provided by third parties as well as milestone payments for in-licensed technology for each of our product candidates. The table also presents other costs and overhead consisting of personnel, facilities and other indirect costs that are not directly allocable to development programs:

	Three months ended June 30,		Six months ended June 30,		Five years ended June 30, 2010
Product Candidates ($ in thousands)	2010	2009	2010	2009
Brentuximab vedotin (SGN-35)	$17,630	$7,701	$28,224	$16,290	$81,966
Lintuzumab (SGN-33)	1,284	2,160	2,528	5,767	38,408
Dacetuzumab (SGN-40)	522	3,685	2,082	8,313	47,129
ASG-5ME	1,462	336	1,993	912	5,926
SGN-75	583	862	958	1,414	7,075
SGN-70	66	215	149	588	10,452

Total third-party costs	21,547	14,959	35,934	33,284	190,956
Other costs and overhead	15,876	12,032	29,873	25,255	204,112
Share-based compensation expense	1,864	1,721	3,796	3,419	25,925

Total research and development expenses	$39,287	$28,712	$69,603	$61,958	$420,993

Our third-party costs for brentuximab vedotin increased during both the three month and six months ended June 30, 2010 from the comparable periods in 2009 as a result of expanded clinical trial and manufacturing activities. Our third-party costs for lintuzumab decreased during both the three month and six months ended June 30, 2010 from the comparable periods in 2009. The decrease reflects lower clinical trial costs as patient enrollment in the phase IIb trial of lintuzumab in combination with low-dose cytarabine chemotherapy was completed during the first quarter of 2009. Data from this trial are expected in the late August to October 2010 timeframe. Manufacturing costs for lintuzumab increased during both the three month and six months ended June 30, 2010 from the comparable periods reflecting preparatory activities for possible additional manufacturing following review and analysis of the data from the lintuzumab phase IIb trial. Our third-party costs for dacetuzumab decreased during both the three month and six months ended June 30, 2010 from the comparable periods in 2009 reflecting decreased clinical trial activities and lower contract manufacturing costs as the collaboration with Genentech came to an end. Our third party costs for ASG-5ME increased during both the three month and six months ended June 30, 2010 from the comparable periods in 2009. This resulted primarily from manufacturing activities to support our phase I clinical trials.

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

We anticipate that our total research, development, contract manufacturing and clinical expenses will increase in the foreseeable future as we prepare to seek regulatory approval for and potentially commercialize brentuximab vedotin, as well as continue our preclinical activities and advance new product candidates into clinical trials. In particular, we expect that development costs for brentuximab vedotin will increase in 2010 compared to 2009, reflecting clinical development and manufacturing activities as well as chemistry, manufacturing and control, or CMC, activities associated with our plan to submit an NDA to the FDA for brentuximab vedotin in 2011 if the results of our brentuximab vedotin pivotal trial are supportive. We expect our development costs for dacetuzumab to decrease in 2010 compared to 2009, reflecting lower manufacturing and clinical trials activities for this program as a result of the termination of the collaboration with Genentech. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event. For example, we currently anticipate that data will be available for the phase IIb trial of lintuzumab in combination with low-dose cytarabine chemotherapy in the late August to October 2010 timeframe. If the results of this trial support further development, we expect that third-party costs associated with the lintuzumab program will increase.

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

General and administrative.

	Three months ended June 30,			Six months ended June 30,
General and administrative ($ in thousands)	2010	2009	% change	2010	2009	% change
General and administrative, excluding share-based compensation expense	$5,153	$3,011	71%	$9,132	$6,151	48%
Share-based compensation expense	1,314	1,008	30%	2,566	2,024	27%

Total general and administrative expenses	$6,467	$4,019	61%	$11,698	$8,175	43%

General and administrative expenses, excluding share-based compensation expense, increased during both the three month and six months ended June 30, 2010 from the comparable periods. The increase resulted primarily from costs incurred to expand our commercial operations in preparation for the potential commercial launch of brentuximab vedotin. Share-based compensation expense increased during both the three month and six months ended June 30, 2010 from the comparable periods. This resulted from a larger number of optioned shares subject to expense recognition during both the three month and six months ended June 30, 2010 as a result of increased staffing levels and a higher average value per optioned share primarily attributable to increases in our stock price.

Investment income, net.

Investment income, net decreased 35% to $0.6 million in the second quarter of 2010, and decreased 40% to $1.1 million in the first six months of 2010 from the comparable periods of 2009. The decreases resulted from lower yields on investments during 2010, partially offset by higher average balances.

Liquidity and capital resources.

Selected balance sheet and cash flow data ($ in thousands)	June 30, 2010	December 31, 2009
Cash, cash equivalents and investments	$325,295	$287,730
Working capital	288,349	244,081
Stockholders’ equity	218,556	206,200

	Six months ended June 30,
	2010	2009
Cash provided by (used in):
Operating activities	$39,318	$(30,908)
Investing activities	(12,210)	(38,345)
Financing activities	3,899	65,044

We have financed the majority of our operations through the issuance of equity securities and by amounts received under our dacetuzumab collaboration agreement with Genentech, our brentuximab vedotin collaboration agreement with Millennium and our ADC collaborations. To a lesser degree, we have also financed our operations through interest earned on cash, cash equivalents and investment securities. These financing sources have historically allowed us to maintain adequate levels of cash and investments. Our combined cash, cash equivalents and investment securities increased to $325.3 million at June 30, 2010, compared to $287.7 million at

December 31, 2009. This increase reflects our receipt of upfront payments of $60 million from our brentuximab vedotin collaboration with Millennium and $12 million from our ADC collaboration with GSK, along with $9.5 million related to the extension of our ADC collaboration with Genentech. As a result of these cash payments received, we generated $39.3 million in cash flow from operating activities in the first six months of 2010 compared to $30.9 million used in operating activities during the first six months of 2009. Our working capital was $288.3 million at June 30, 2010, compared to $244.1 million at December 31, 2009. We have structured our investment portfolio to provide working capital as needed. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate bonds, taxable municipal bonds, mortgage-backed securities, auction rate securities, commercial paper and money market accounts. As of June 30, 2010, we held auction rate securities valued at $11.9 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to a successful auction process, redemption of the investment, sale of the security in a secondary market or a negotiated or adjudicated resolution. Each of the securities continues to pay interest according to the stated terms on a monthly basis. The interest rate on these auction rate securities is no longer established based on an auction process but is established according to the terms of the issue, which as of the date of this filing, is set at the 30-day London Interbank Offering rate plus 225 basis points. We believe it is more likely than not that we have the ability to hold, and we intend to hold, these investments until they recover substantially all of their cost basis. This belief is based on our current assessment of our available cash, expected operating cash requirements, future operating plans and assessment of the individual securities and general market conditions. We periodically reassess this conclusion based on several factors, including the continued failure of future auctions, failure of the investments to be redeemed, further deterioration of the credit rating of the investments, market risk and other factors. Any such future reassessment that results in a conclusion that the unrealized losses on these investments are other than temporary would result in a write down in the fair value of these investments. Such a write down would be recognized in our operating results. These securities are valued based on unobservable inputs (Level 3) and represent 4% and 5% of total investment securities measured at fair value as of June 30, 2010 and December 31, 2009, respectively, as further discussed in Note 7 to the condensed consolidated financial statements.

Our investment portfolio is structured to provide for access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of June 30, 2010, our cash, cash equivalents and investment securities are presented net of a cumulative $2.3 million unrealized loss. This amount represents the difference between our amortized cost and the fair market value of the investments and is included in accumulated other comprehensive loss. As of June 30, 2010, we had $313.4 million held in cash reserves or debt securities scheduled to mature within the next twelve months.

At our currently planned spending rate, we believe that our financial resources, in addition to the expected reimbursement, fees and milestone payments received under our existing collaboration and license agreements, including our brentuximab vedotin agreement with Millennium, will be sufficient to fund our operations into at least 2012. During this time, we expect to report data from our brentuximab vedotin pivotal trial in Hodgkin lymphoma, our phase II brentuximab vedotin trial in systemic anaplastic large cell lymphoma, or sALCL, and our phase IIb trial of lintuzumab in combination with low-dose cytarabine chemotherapy. If data from our brentuximab vedotin pivotal trial are supportive, we plan to submit an NDA to the FDA for in the first half of 2011. Changes in our spending rate may occur that would consume available capital resources sooner, such as increased manufacturing and clinical trial expenses and the expansion of our sales and marketing organization preceding commercialization of a product candidate. Additionally, we may not receive the reimbursement, fees and milestone payments that we currently expect under our existing collaboration and license agreements, including the brentuximab vedotin collaboration agreement with Millennium, which may shorten the timeframe through which we are able to fund operations. For example, in the event of a termination of our brentuximab vedotin collaboration agreement with Millennium, we would not receive reimbursement payments, nor would we receive milestone payments or royalties for the development or sale of brentuximab vedotin outside the U.S. and Canada. In addition, as a result of the termination of the dacetuzumab collaboration agreement with Genentech, if we decide to continue development of dacetuzumab, we will be responsible for and will be required to solely fund any new dacetuzumab development and clinical trial activities. If we determine instead to discontinue the development of dacetuzumab, we will not receive any future return on our investment from that product candidate.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities, as well as position our product candidates, specifically brentuximab vedotin, for potential regulatory approval and commercial sale, and we will therefore continue to need significant amounts of additional capital. We may seek additional funding through some or all of the following methods: product collaborations, licensing arrangements, public or private debt or equity financings. However, the global credit and financial markets continue to experience a period of unusual uncertainty, which, along with current economic conditions, may make it more difficult for us to raise equity and debt financing. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.

Commitments

Some of our manufacturing, license and collaboration agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones and the payment of royalties based on commercial product sales. We do not expect to pay any royalties on net sales of products under any of these agreements unless and until we have a product approved for commercial sale. The amounts set forth below could be substantially higher if we make certain development progress that requires us to make milestone payments or if we receive regulatory approvals or achieve commercial sales and are required to pay royalties.

The following table reflects our future minimum contractual commitments as of June 30, 2010 (in thousands):

	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Operating leases	$24,200	$1,371	$2,795	$2,836	$2,917	$3,014	$11,267
Manufacturing, license & collaboration agreements	18,244	14,368	2,107	882	887

Total	$42,444	$15,739	$4,902	$3,718	$3,804	$3,014	$11,267

Operating lease obligations do not assume the exercise by us of any termination or extension options. Approximately 81% of the minimum payments under manufacturing, license and collaboration agreements represent contractual obligations related to performing scale-up and Good Manufacturing Practices, or GMP, manufacturing for our product candidates for use in our clinical trials and for future potential commercial operations. The above table excludes royalties and up to approximately $9.4 million in potential future milestone payments to third parties under manufacturing, license and collaboration agreements for our current development programs, which generally become due and payable only upon achievement of certain developmental, clinical, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable with respect to timing, such contingent payments have not been included in the above table and will not be included until the event triggering such payment has occurred.

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) completed an accounting standards update entitled “Milestone Method of Revenue Recognition.” This standard allows the milestone method to be used as a valid application of the proportional performance model when applied to research or development arrangements. Entities can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event: (1) that can only be achieved based in whole or in part on either (a) the entity’s performance or (b) the occurrence of a specific outcome resulting from the entity’s performance; (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; and (3) that would result in additional payments being due to the entity. This standard is effective for us beginning January 1, 2011, and may be applied either prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. We have not yet adopted this standard. We are currently assessing the impact of this new accounting standard on our consolidated financial statements.

In October 2009, the FASB issued an accounting standards update entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This standard prescribes the accounting treatment for arrangements that contain multiple-deliverable elements and may enable us to account for products or services (deliverables) separately rather than as a combined unit in certain circumstances. Prior to this standard, only certain types of evidence were acceptable for determining the relative selling price of the deliverables under an arrangement. If that evidence was not available, the deliverables were treated as a single unit of accounting. This updated standard expands the nature of evidence which may be used to determine the relative selling price of separate deliverables to include estimation. This standard is applicable to our arrangements entered into or materially modified after December 31, 2010. Early adoption is permitted; however, if the standard is adopted early, and the period of adoption is not the beginning of our fiscal year, we will be required to apply the amendments retrospectively from the beginning of our fiscal year. We have not yet adopted this standard. We are currently assessing the impact of this new accounting standard on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates during the six months ended June 30, 2010 has not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in high quality interest-bearing instruments consisting of U.S. government and agency securities, corporate bonds, taxable municipal bonds, auction rate securities, commercial paper and money market accounts. Our investment securities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Short-term investments	$263,874	$242,319
Long-term investments	11,928	26,925
Other non-current assets	303	299

Total	$276,105	$269,543

As more fully described in Note 7 to the condensed consolidated financial statements, included in long-term investments as of June 30, 2010 are auction rate securities valued at $11.9 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to a successful auction process, redemption of the investment, a sale of the security in a secondary market or a negotiated or adjudicated resolution. Given that further deterioration in the global credit and financial markets is a possibility, no assurance can be made that further downgrades, losses or other significant deterioration in the fair value of our cash equivalents, short-term or long-term investments will not occur. If any such further downgrades, losses, or other significant deteriorations occur, it may negatively impact or impair our current portfolio of cash equivalents, short-term and long-term investments.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.2 million in the fair value of our investments as of June 30, 2010. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.2 million over the next twelve months.

Foreign Currency Risk

All of our revenues and the majority of our expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. We have conducted some transactions in foreign currencies during the six months ended June 30, 2010, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro and British Pound. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our near-term prospects are substantially dependent on our lead product candidate, brentuximab vedotin (SGN-35). If we are unable to successfully develop, obtain regulatory approval for and commercialize brentuximab vedotin for the treatment of patients with relapsed or refractory Hodgkin lymphoma, our ability to generate revenue from product sales will be significantly delayed. *

We currently have no products that are approved for commercial sale. Our product candidates are in various stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals for them. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to brentuximab vedotin, which is the subject of an ongoing pivotal clinical trial under a special protocol assessment, or SPA, with the United States Food and Drug Administration, or FDA. Accordingly, our future prospects are substantially dependent on the successful development, regulatory approval and commercialization of brentuximab vedotin for the treatment of patients with relapsed or refractory Hodgkin lymphoma. In addition, in December 2009, we entered into an agreement with Millennium to develop and commercialize brentuximab vedotin, under which we have commercial rights in the United States and its territories and Canada, and Millennium has commercial rights in the rest of the world. The success of this collaboration and the activities of Millennium will significantly impact the potential commercialization of brentuximab vedotin in countries other than the United States and Canada. Brentuximab vedotin is not expected to be commercially available for this or any other indication until at least the second half of 2011, if at all. Further, if it is approved for commercial sale, the commercial success of brentuximab vedotin will depend upon its acceptance by physicians, patients, third party payors and other key decision-makers as a therapeutic and cost-effective alternative to currently available products. In addition, the indications that we and Millennium are pursuing for brentuximab vedotin have relatively low incidence rates, including relapsed and refractory Hodgkin lymphoma and systemic anaplastic large cell lymphoma, or sALCL, which may limit the revenue potential of brentuximab vedotin. If we and Millennium are unable to successfully develop, obtain regulatory approval for and commercialize brentuximab vedotin for the treatment of relapsed or refractory Hodgkin lymphoma and other indications in a timely manner or at all, including as a result of negative or inconclusive results in our ongoing brentuximab vedotin pivotal clinical trial which are expected to be reported in the late September to October 2010 time period, and our related inability to submit a NDA to the FDA for brentuximab vedotin in the timeframe we expect or at all, our ability to generate revenue from product sales will be significantly delayed and our business would be materially affected and we may not be able to earn sufficient revenues to continue as a going concern.

Although we have reached agreement with the FDA on an SPA relating to our brentuximab vedotin pivotal trial, this agreement does not guarantee any particular outcome with respect to regulatory review of the pivotal trial or with respect to regulatory approval of brentuximab vedotin. *

The protocol for the brentuximab vedotin pivotal trial was reviewed by the FDA under the SPA process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of a new drug application, or NDA, and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. Reaching agreement with the FDA on an SPA is not an indication of approvability. Even if we believe that the data from the pivotal trial are supportive, an SPA agreement is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, the pivotal trial will be adequate to demonstrate the safety and efficacy of brentuximab vedotin for the treatment of patients with relapsed or refractory Hodgkin lymphoma, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we fail to comply with the agreed upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the pivotal trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the pivotal trial, whether the FDA will require that we conduct one or more additional clinical trials to support potential approval, or whether brentuximab vedotin will receive any regulatory approvals. Therefore, despite the potential benefits of the SPA agreement, significant uncertainty remains regarding the clinical development of and regulatory approval process for brentuximab vedotin for the treatment of relapsed or refractory Hodgkin lymphoma, and it is possible that we might never receive any regulatory approvals for brentuximab vedotin.

Other than brentuximab vedotin and lintuzumab, our product candidates are at an early stage of development, and it is possible that none of our product candidates will ever become commercial products. *

Other than brentuximab vedotin and lintuzumab, our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, we have four other clinical-stage programs, including dacetuzumab (SGN-40), SGN-70, SGN-75 and ASG-5ME, and multiple preclinical programs, including SGN-19A. We expect that much of our effort and many of our expenditures over the next few years will be devoted to registration and commercialization activities associated with brentuximab vedotin and potentially lintuzumab, which may restrict or delay our ability to develop our other clinical and preclinical product candidates.

Our ability to commercialize any of our product candidates, including brentuximab vedotin, depends on first receiving required regulatory approvals, and it is possible that we may never receive regulatory approval for any of our product candidates. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Assuming that brentuximab vedotin receives the required regulatory approvals in the United States and Canada, commercial success outside of these countries will depend on Millennium’s commercialization efforts. The degree of commercial success of any approved product will depend on a number of factors, including:

•	establishment and demonstration of clinical efficacy and safety;

•	cost-effectiveness of the product;

•	the product’s potential advantage over alternative treatment methods;

•	whether the product can be produced in commercial quantities at acceptable costs; and

•	marketing and distribution support for the product.

We do not expect any of our current product candidates to be commercially available until at least the second half of 2011, if at all. If we and/or our collaborators are unable to develop, obtain regulatory approval for, and commercialize any of our product candidates, if development is delayed or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never reach sustained profitability.

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

If we or our collaborators receive regulatory approval for our product candidates, we will also be subject to ongoing FDA obligations and oversight, including adverse event reporting requirements, marketing restrictions and potential post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize such products. The FDA’s policies may also change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we may be subject to civil and criminal penalties, we may not be permitted to market our products and our business could suffer. Any delay in or failure to receive or maintain regulatory approval for any of our product candidates could harm our business and prevent us from ever generating meaningful revenues or sustaining profitability. We and our collaborators will need to obtain regulatory approval from authorities in foreign countries to market our product candidates in those countries. Neither we nor our collaborative partners have filed for regulatory approval to market our product candidates in any foreign jurisdictions. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or our collaborative partners fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.

Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval. *

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. The clinical data from our phase I trials of brentuximab vedotin are limited, and the results of our brentuximab vedotin pivotal trial, which was initiated in the first quarter of 2009 and for which we completed patient enrollment in August 2009, will be blinded to us until completion of the trial. Data from our phase I clinical trials of brentuximab vedotin may not necessarily be indicative of subsequent clinical trial results, including our pivotal clinical trial results, and the safety and/or efficacy results of these subsequent trials, including our pivotal clinical trial, may not support continued development of brentuximab vedotin or an application for marketing approval in the United States or any other country in the timeframes we expect or at all. Moreover, we still only have limited data from our phase I and phase II clinical trials of lintuzumab and dacetuzumab, and our phase I trials of SGN-75, SGN-70 and ASG-5ME. In addition, our phase IIb trial of lintuzumab in combination with low-dose cytarabine chemotherapy is blinded and we will not know the results until a pre-specified number of events, or deaths, occur in such trial. As a result, we will not know whether lintuzumab plus low-dose cytarabine chemotherapy will compare favorably to low-dose cytarabine chemotherapy alone in the trial until such events occur and we have been able to review and analyze the data. Phase I and phase II clinical trials generally are not designed to test the efficacy of a product candidate but rather are designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. The pivotal trial of brentuximab vedotin required the enrollment of 100 patients and we believe that any clinical trial designed to test the efficacy of lintuzumab, dacetuzumab, SGN-70, SGN-75 or ASG-5ME, whether phase II or phase III, will likely involve a larger number of patients to achieve statistical significance, will be expensive and will take a substantial amount of time to complete. As a result, we may conduct lengthy and expensive clinical trials of our product candidates, only to learn that the product candidate is not an effective treatment or is not superior to existing approved therapies, which may be the case in either or both of our brentuximab vedotin pivotal clinical trial and our lintuzumab phase IIb trial, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate.

Clinical trials for our product candidates are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain. *

We are currently conducting multiple clinical trials for our clinical product candidates, including a pivotal trial under an SPA with the FDA for brentuximab vedotin, and we expect to commence additional trials of this and other product candidates in the future. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In addition, many of our future and ongoing brentuximab vedotin clinical trials will be coordinated with Millennium, which may delay the commencement or affect the continuation or completion of these trials. We have experienced enrollment-related delays in certain of our current and previous clinical trials and will likely experience similar delays in our future trials, particularly as we attempt to significantly increase patient size as may be required for phase III studies. We depend on medical institutions and clinical research organizations, or CROs, to conduct our clinical trials in compliance with Good Clinical Practice and to the extent they fail to enroll patients for our clinical trials or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the United States dollar to the foreign currency where the trial is being conducted may impact our actual costs.

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

In some circumstances we rely on collaborators to assist in the research and development of our product candidates and, in other situations, to utilize our ADC technology. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, it may affect our ability to commercialize our product candidates and/or generate revenues through technology licensing. *

We have established and intend to continue to establish collaborations with third parties to develop and market some of our current and future product candidates. We entered into a collaboration agreement with Millennium in December 2009 to globally develop and commercialize our brentuximab vedotin product candidate. We also have ADC collaborations with Bayer, Celldex, Daiichi Sankyo, GSK, Genentech, MedImmune, Millennium and Progenics, and an ADC co-development agreement with Agensys.

Under certain conditions, our collaborators may terminate their agreements with us and discontinue use of our technologies. For example, in December 2009, Genentech notified us that it had elected to terminate our collaboration agreement for dacetuzumab and, as a result, we will not receive any milestone payments, cost reimbursements or royalties for the development or sale of dacetuzumab from Genentech. If we decide to continue development of dacetuzumab, we will be responsible for and will be required to solely fund any new dacetuzumab development and clinical trial activities, which will increase our costs and could result in a significant delay in the dacetuzumab development process. If we determine instead to discontinue the development of dacetuzumab, we will not receive any future return on our investment from that product candidate. In addition, we cannot control the amount and timing of resources our collaborators may devote to products incorporating our technology. Moreover, our relationships with our collaborators divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators. Even if our collaborators continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our collaborators may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. If any of our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, reimbursement of development costs, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. In particular, if Millennium were to terminate the collaboration at its election, we would not receive milestone payments, co-funded development payments or royalties for the sale of brentuximab vedotin outside the United States and Canada. As a result of such termination, we may have to engage another collaborator to complete the brentuximab vedotin development process or complete the process ourselves internally, either of which could significantly delay the development process and increase our costs. In turn, this could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing brentuximab vedotin, which are now being co-funded by Millennium. Furthermore, if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable. In the future, we may not be able to locate third-party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.

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

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the development of our product candidates. *

We do not currently have the internal ability to manufacture the drug products that we need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply our drug products. For the monoclonal antibody used in brentuximab vedotin, we have contracted with Abbott Laboratories for clinical and potential future commercial supplies and we have entered into a manufacturing and supply agreement with Pierre Fabre Medicament Production, S.A.S. for the cGMP fill/finish manufacture of commercial quantities of brentuximab vedotin. For brentuximab vedotin and other ADCs, several contract manufacturers, including Albany Molecular and SAFC, supply us with drug-linker and other contract manufacturers, including Piramal, perform conjugation of the drug-linker to the antibody. For clinical supply of our other product candidates, we have contracted with several suppliers, including Abbott Laboratories, Albany Molecular, Baxter, Laureate Pharma, and SAFC. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including vialing and storage of our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of our product candidates for use in our clinical trials. If our contract manufacturers or other third parties fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates. In addition, we depend on outside vendors for the supply of raw materials used to produce our product candidates. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our product candidates manufactured and to conduct preclinical testing and clinical trials of our product candidates would be adversely affected.

Although we are currently establishing our commercial scale supply chain for brentuximab vedotin, we do not yet have all of the agreements necessary for the supply of our product candidates in quantities sufficient for commercial sale and we may not be able to establish or maintain sufficient commercial manufacturing arrangements on commercially reasonable terms. In addition, we have committed to provide Millennium with their needs of brentuximab vedotin for a limited period of time, which may require us to arrange for additional manufacturing supply. Securing commercial quantities of our product candidates from contract manufacturers will require us to commit significant capital and resources. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties. In addition, contract manufacturers have a limited number of facilities in which our product candidates can be produced and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates.

Our contract manufacturers are required to produce our clinical and commercial product candidates under GMP in order to meet acceptable standards for use in our clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce our product candidates on the schedule we require for our clinical trials or to meet potential sales projections may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to successfully produce and market our product candidates. We and our contract manufacturers are subject to periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure strict compliance with GMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in our contractors’ manufacturing and supply of product candidates or any failure of our contractors to maintain compliance with the applicable regulations and standards could increase our costs, cause us to lose revenue, make us postpone or cancel clinical trials, prevent or delay regulatory approval by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our product candidates, or cause any of our products that may be approved for commercial sale to be recalled or withdrawn.

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

We have a history of net losses. We expect to continue to incur net losses and may not achieve sustained profitability for some time, if at all. *

We have incurred substantial net losses in each of our years of operation and, as of June 30, 2010, we had an accumulated deficit of approximately $392.6 million. We expect to make substantial expenditures to further develop and potentially commercialize our product candidates, and we anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, and potential regulatory approvals and commercialization of our product candidates. In the near term, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements. In the longer term, our revenues may also include royalties from collaborations with current and potential future strategic partners and commercial product sales if any of our product candidates are approved for commercial sale. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict. Although we reported net income during the six months ended June 30, 2010 as a result of the accelerated recognition of revenue related to the termination of our dacetuzumab collaboration with Genentech, we have never achieved sustained profitability and if we do achieve sustained profitability in the future, it may not be maintainable.

We will continue to need significant amounts of additional capital that may not be available to us. *

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities, as well as position our product candidates, specifically brentuximab vedotin, for potential regulatory approval and commercial sale. Although some of these expenditures are expected to be shared with Millennium as part of our brentuximab vedotin collaboration, we will continue to need significant amounts of additional capital. We may seek additional funding through public or private financings, including equity financings, and through other means, such as collaborations and license agreements. However, the global credit and financial markets continue to experience unusual uncertainty, which, along with current economic conditions, may make it more difficult for us to raise equity and debt financing. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If adequate funds are not available to us, we will be required to delay, reduce the scope of or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

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

If we are unable to enforce our intellectual property rights or if we fail to sustain and further build our intellectual property rights, we may not be able to commercialize our product candidates, and competitors may be able to develop competing therapies.

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

Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. In addition, the U.S. Patent and Trademark Office may issue revised regulations affecting prosecution before that office, and various pieces of legislation, including patent reform acts, have been introduced or discussed in the U.S. Senate and Congress in the past few years. If implemented, or following final resolution of pending legislation, new laws or legislation could, among other things, restrict our ability to prosecute applications in the U.S. Patent and Trademark Office, and may lower the threshold required for competitors to challenge our patents in the U.S. Patent and Trademark Office after they have been granted.

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

Our research collaborators may publish confidential data or other restricted information to which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information may be impaired.

We may incur substantial costs and lose important rights as a result of litigation or other proceedings relating to patent and other intellectual property rights.

We may face potential lawsuits by companies alleging infringement of their intellectual property. Because patent applications can take a few years to publish, there may be currently pending applications of which we are unaware that may later result in issued patents that affect the commercial development of our product candidates. In addition, we are monitoring the progress of multiple pending patent applications of other companies that, if granted, may require us to license or challenge their validity upon commercialization of our product candidates.

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

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do. *

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Allos Therapeutics, Amgen, Bayer, Biogen IDEC, Bristol-Myers Squibb, Celgene, Cephalon, Eisai, Genentech, Genzyme, ImmunoGen, Millennium, Micromet, Novartis, and Pfizer are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including Bristol-Myers Squibb, ImmunoGen and Pfizer, have ADC technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive. Our competitors may, among other things:

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

If any of our facilities are damaged or our clinical, research and development or other business processes interrupted, our business could be seriously harmed.*

We conduct our business in a limited number of facilities in a single geographical location in Bothell, Washington. Damage or extended periods of interruption to our corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

If we experience a significant disruption in our information technology systems our business could be adversely affected.*

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. If we were to experience a prolonged system disruption in the information technology systems, it could result in the delay of development of our product candidates, which could adversely affect our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain local offsite back ups of our data, if operations at our facilities were disrupted, it would likely cause a material disruption in our business.

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

Global credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash equivalents, short-term investments and long-term investments, including auction rate securities, and our ability to fund our planned operations. *

        Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for investments in United States government and agency securities, high-grade corporate bonds, taxable municipal bonds, mortgage-backed securities, auction rate securities, or ARS, commercial paper and money market accounts. As a result of the current uncertain global credit and financial market conditions, investments in some financial instruments, such as mortgage-backed securities and ARS, may pose risks arising from liquidity and credit concerns. For example, as of June 30, 2010 we held ARS valued at $11.9 million that have failed at auction and are currently illiquid. Given that future deterioration in the global credit and financial markets is a possibility, no assurance can be made that losses, failed auctions or other significant deterioration in the fair value of our cash equivalents, short-term or long-term investments or ARS will not occur. If any such losses, failed auctions or other significant deteriorations occur, it may negatively impact or impair our current portfolio of cash equivalents, short-term and long-term investments and our ability to fund our planned operations. Further, unless and until the current global credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss.

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value. *

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the second quarter of 2010, our closing stock price fluctuated between $10.61 and $13.50 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

•

announcements of FDA approval or non-approval of our product candidates or the recommendations of any FDA advisory committees regarding the approval or non-approval of any of our product candidates, or delays in the FDA review process;

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

The stock markets in general, and the markets for biotechnology stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. The financial markets continue to face significant uncertainty, resulting in a decline in investor confidence and concerns about the proper functioning of the securities markets, which decline in general investor confidence resulted in depressed stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of our clinical trials or commercialization efforts.

Our existing stockholders have significant control of our management and affairs. *

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately fifty-six percent of our voting power as of August 4, 2010. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

Anti-takeover provisions could make it more difficult for a third party to acquire us. *

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders, which authority could be used to adopt a “poison pill” that could act to prevent a change of control of Seattle Genetics that has not been approved by our Board of Directors. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Seattle Genetics without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Seattle Genetics, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state anti-takeover laws in Delaware and Washington related to corporate takeovers may prevent or delay a change of control of Seattle Genetics.

Item 6.	Exhibits

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(5)	Form of Common Stock Warrant.

4.3(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1(6)	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003 (File No. 333-50266) and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2010 (File No. 000-32405) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/S/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: August 6, 2010

EXHIBIT INDEX

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(5)	Form of Common Stock Warrant.

4.3(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1(6)	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003 (File No. 333-50266) and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2010 (File No. 000-32405) and incorporated herein by reference.