Form 10-K/A
period 2009-12-31
SEATTLE GENETICS INC /WA
filed 2010-11-26
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 9, 2010 in connection with the Registrant’s 2010 Annual Meeting of Stockholders.

SEATTLE GENETICS, INC.

FORM 10-K/A

(Amendment No. 1)

FOR THE YEAR ENDED DECEMBER 31, 2009

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2010 (the “10-K”). This Amendment is being filed solely to remove certain exhibits previously filed with the 10-K and to re-file certain exhibits previously filed with the 10-K in unredacted form in response to comments received from the staff of the SEC. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 12, 2010) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of either (i) the registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2010 or (ii) this Amendment No. 1 to Annual Report on Form 10-K/A:

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm

See Index to Financial Statements in Item 8 of the registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2010.

(2)	Financial Statement Schedules

Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b) Exhibits

Number	Description

3.1(11)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(10)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(4)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(3)	Form of Common Stock Warrant.

4.3(3)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4(4)	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1+	License Agreement dated March 30, 1998 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.2+	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated July 29, 1999 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.3(1)	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.4+	License Agreement dated June 14, 1998 between Seattle Genetics, Inc. and Mabtech AB.

10.5+	First Amendment to the Mabtech License Agreement dated January 31, 2000 between Seattle Genetics, Inc. and Mabtech AB.

10.6+	License Agreement dated September 20, 1999 between Seattle Genetics, Inc. and the University of Miami.

10.7+	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seattle Genetics, Inc. and the University of Miami.

10.8+	License Agreement dated February 3, 2000 between Seattle Genetics, Inc. and the Arizona Board of Regents.

10.9†(1)	Lease Agreement dated December 1, 2000 between Seattle Genetics, Inc. and WCM132-302, LLC.

10.10(15)*	Amended and Restated 1998 Stock Option Plan, effective as of August 4, 2009.

10.11(7)*	Form Notice of Grant and Stock Option Agreement under Amended and Restated 1998 Stock Option Plan.

10.12(7)*	Form Notice of Grant and Stock Option Agreement under 2000 Directors’ Stock Option Plan.

10.13(16)*	2000 Directors’ Stock Option Plan, as amended February 5, 2010.

10.14(1)*	2000 Employee Stock Purchase Plan.

10.15(1)*	Form of Indemnification Agreement between Seattle Genetics, Inc. and each of its officers and directors.

10.16†(2)	License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.17†(2)	Non-Exclusive Cabilly Patent License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.18†(4)	First Amendment to Lease dated May 28, 2003 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.19†(5)	Patent Rights Master Agreement and Research License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.20†(5)	Patent License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.21†(6)	Amendment No. 3 to License Agreement dated August 17, 2004 between Seattle Genetics, Inc., and Arizona Science & Technology Enterprises d/b/a Arizona Technology Enterprises.

10.22†(8)	License Agreement dated April 12, 2005 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.23†(9)	Collaboration and License Agreement dated January 7, 2007 between Seattle Genetics, Inc. and Agensys, Inc.

10.24†(9)	Collaboration Agreement dated February 5, 2007 between Seattle Genetics, Inc. and Genentech, Inc.

10.25(14)*	Seattle Genetics, Inc. 2009 Senior Executive Annual Bonus Plan.

10.26†(11)	Second Amendment to Lease dated July 1, 2008 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.27(15)*	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan.

10.28(14)*	Form Stock Option Agreement under 2007 Equity Incentive Plan.

10.29(12)	Stock Purchase Agreement, dated January 27, 2009, by and between Seattle Genetics, Inc. and Baker Brothers Life Sciences, L.P.

10.30(13)*	Seattle Genetics, Inc. 2010 Senior Executive Annual Bonus Plan.

10.31(14)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Clay B. Siegall.

10.32(14)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Todd E. Simpson.

10.33(14)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Eric L. Dobmeier.

10.34(14)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Thomas C. Reynolds.

10.35(14)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Morris Rosenberg.

10.36(16)*	Employment Agreement, dated April 1, 2009, between Seattle Genetics, Inc. and Vaughn Himes.

10.37(16)*	Employment Agreement, dated October 12, 2009, between Seattle Genetics, Inc. and Bruce Seeley.

10.38(14)†	Option and License Agreement between Seattle Genetics, Inc. and CLB-Research and Development dated July 5, 2001.

10.39(14)†	Amendment No. 1 to Option and License Agreement between Seattle Genetics, Inc. and CLB-Research and Development dated September 27, 2004.

10.40(14)*	Consulting Agreement between Seattle Genetics, Inc. and Hoth Consulting Inc. dated June 1, 2006.

10.41(16)*	Compensation Information for Executive Officers and Directors.

10.42(16)†	Amendment to the Collaboration and License Agreement between Seattle Genetics, Inc. and Agensys, Inc. dated November 9, 2009.

10.43(16)†	Collaboration Agreement between Seattle Genetics, Inc. and Millennium Pharmaceuticals dated December 14, 2009.

10.44(16)*	Seattle Genetics Long Term Incentive Plan effective March 11, 2010.

10.45+	Non-Exclusive License Agreement between Seattle Genetics, Inc. and ICOS Corporation dated October 16, 2000.

23.1(16)	Consent of Independent Registered Public Accounting Firm.

31.1(16)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2(16)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

31.3+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.4+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1(16)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2(16)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.
(4)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on January 27, 2009 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on February 12, 2010 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed with the Commission on March 13, 2009 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed with the Commission on March 12, 2010 and incorporated herein by reference.
+	Filed herewith.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

Date: November 26, 2010	By:	/S/ CLAY B. SIEGALL
Clay B. Siegall President & Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Number	Description

3.1(11)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(10)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(4)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(3)	Form of Common Stock Warrant.

4.3(3)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

4.4(4)	Amendment to Amended and Restated Investors’ Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1+	License Agreement dated March 30, 1998 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.2+	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated July 29, 1999 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.3(1)	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.4+	License Agreement dated June 14, 1998 between Seattle Genetics, Inc. and Mabtech AB.

10.5+	First Amendment to the Mabtech License Agreement dated January 31, 2000 between Seattle Genetics, Inc. and Mabtech AB.

10.6+	License Agreement dated September 20, 1999 between Seattle Genetics, Inc. and the University of Miami.

10.7+	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seattle Genetics, Inc. and the University of Miami.

10.8+	License Agreement dated February 3, 2000 between Seattle Genetics, Inc. and the Arizona Board of Regents.

10.9†(1)	Lease Agreement dated December 1, 2000 between Seattle Genetics, Inc. and WCM132-302, LLC.

10.10(15)*	Amended and Restated 1998 Stock Option Plan, effective as of August 4, 2009.

10.11(7)*	Form Notice of Grant and Stock Option Agreement under Amended and Restated 1998 Stock Option Plan.

10.12(7)*	Form Notice of Grant and Stock Option Agreement under 2000 Directors’ Stock Option Plan.

10.13(16)*	2000 Directors’ Stock Option Plan, as amended February 5, 2010.

10.14(1)*	2000 Employee Stock Purchase Plan.

10.15(1)*	Form of Indemnification Agreement between Seattle Genetics, Inc. and each of its officers and directors.

10.16†(2)	License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.17†(2)	Non-Exclusive Cabilly Patent License Agreement dated March 6, 2003 between Seattle Genetics, Inc. and Genentech, Inc.

10.18†(4)	First Amendment to Lease dated May 28, 2003 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.19†(5)	Patent Rights Master Agreement and Research License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.20†(5)	Patent License Agreement dated January 9, 2004 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.21†(6)	Amendment No. 3 to License Agreement dated August 17, 2004 between Seattle Genetics, Inc., and Arizona Science & Technology Enterprises d/b/a Arizona Technology Enterprises.

10.22†(8)	License Agreement dated April 12, 2005 between Seattle Genetics, Inc. and Protein Design Labs, Inc.

10.23†(9)	Collaboration and License Agreement dated January 7, 2007 between Seattle Genetics, Inc. and Agensys, Inc.

10.24†(9)	Collaboration Agreement dated February 5, 2007 between Seattle Genetics, Inc. and Genentech, Inc.

10.25(14)*	Seattle Genetics, Inc. 2009 Senior Executive Annual Bonus Plan.

10.26†(11)	Second Amendment to Lease dated July 1, 2008 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.27(15)*	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan.

10.28(14)*	Form Stock Option Agreement under 2007 Equity Incentive Plan.

10.29(12)	Stock Purchase Agreement, dated January 27, 2009, by and between Seattle Genetics, Inc. and Baker Brothers Life Sciences, L.P.

10.30(13)*	Seattle Genetics, Inc. 2010 Senior Executive Annual Bonus Plan.

10.31(14)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Clay B. Siegall.

10.32(14)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Todd E. Simpson.

10.33(14)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Eric L. Dobmeier.

10.34(14)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Thomas C. Reynolds.

10.35(14)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Morris Rosenberg.

10.36(16)*	Employment Agreement, dated April 1, 2009, between Seattle Genetics, Inc. and Vaughn Himes.

10.37(16)*	Employment Agreement, dated October 12, 2009, between Seattle Genetics, Inc. and Bruce Seeley.

10.38(14)†	Option and License Agreement between Seattle Genetics, Inc. and CLB-Research and Development dated July 5, 2001.

10.39(14)†	Amendment No. 1 to Option and License Agreement between Seattle Genetics, Inc. and CLB-Research and Development dated September 27, 2004.

10.40(14)*	Consulting Agreement between Seattle Genetics, Inc. and Hoth Consulting Inc. dated June 1, 2006.

10.41(16)*	Compensation Information for Executive Officers and Directors.

10.42(16)†	Amendment to the Collaboration and License Agreement between Seattle Genetics, Inc. and Agensys, Inc. dated November 9, 2009.

10.43(16)†	Collaboration Agreement between Seattle Genetics, Inc. and Millennium Pharmaceuticals dated December 14, 2009.

10.44(16)*	Seattle Genetics Long Term Incentive Plan effective March 11, 2010.

10.45+	Non-Exclusive License Agreement between Seattle Genetics, Inc. and ICOS Corporation dated October 16, 2000.

23.1(16)	Consent of Independent Registered Public Accounting Firm.

31.1(16)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2(160)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

31.3+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.4+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1(16)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2(16)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.
(4)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on January 27, 2009 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on February 12, 2010 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed with the Commission on March 13, 2009 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed with the Commission on March 12, 2010 and incorporated herein by reference.
+	Filed herewith.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
*	Indicates a management contract or compensatory plan or arrangement.