Form 10-K
period 2010-12-31
SEATTLE GENETICS INC /WA
filed 2011-02-28
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $987,561,614 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Select Market reported for such date. Excludes an aggregate of 18,759,964 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 113,252,590 shares of the registrant’s Common Stock issued and outstanding as of February 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2011 Annual Meeting of Stockholders.

SEATTLE GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

Item 1. Business.

Overview

Seattle Genetics is a clinical stage biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for cancer and autoimmune diseases. Our lead product candidate, brentuximab vedotin (SGN-35), is being developed for the treatment of diseases that express an antigen called CD30 present on multiple cancer types, including Hodgkin lymphoma and systemic anaplastic large cell lymphoma, or sALCL. We recently announced data from a pivotal clinical trial of brentuximab vedotin for patients with relapsed or refractory Hodgkin lymphoma. The trial was conducted under a special protocol assessment, or SPA, with the U.S. Food and Drug Administration, or FDA. In the pivotal trial, 75 percent of the patients achieved an objective response as assessed by an independent central review, which was the primary endpoint in the trial, and the median duration of response was 29 weeks as assessed by independent central review and 47 weeks as assessed by investigators. Thirty-four percent of the patients participating in the pivotal trial achieved a complete remission. We also recently reported data from a phase II clinical trial of brentuximab vedotin for patients with relapsed or refractory sALCL. In the phase II sALCL trial, 86 percent of the patients achieved an objective response as assessed by an independent central review, which was the primary endpoint in the trial. The median duration of response for the phase II sALCL trial had not yet been reached at a median follow up on study of approximately six months. Fifty-three percent of the patients in the phase II sALCL trial achieved a complete remission. We recently submitted a Biologics License Application, or BLA, to the FDA seeking approval of brentuximab vedotin as a treatment for both relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL. Brentuximab vedotin is empowered by our proprietary antibody-drug conjugate, or ADC, technology comprising highly potent synthetic drugs and stable linkers for attaching the drugs to monoclonal antibodies. In addition, we have four other clinical-stage programs: SGN-75, ASG-5ME, dacetuzumab (SGN-40), and SGN-70.

In December 2009, we entered into a collaboration agreement with Millennium: The Takeda Oncology Company, or Millennium, to develop and commercialize brentuximab vedotin. Under this collaboration, Seattle Genetics has retained all commercial rights for brentuximab vedotin in the United States and its territories and in Canada, and Millennium has commercial rights in the rest of the world. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including Bayer Pharmaceuticals Corporation, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Millennium, Pfizer, Inc., or Pfizer, and PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; as well as ADC co-development agreements with Agensys Inc., an affiliate of Astellas Pharma Inc., or Agensys, and Genmab A/S, or Genmab.

Our Antibody-Drug Conjugate (ADC) Technologies

Our pipeline of monoclonal antibody-based product candidates is based primarily on our ADC technology. ADCs are monoclonal antibodies that are linked to potent cell-killing drugs. Our ADCs utilize monoclonal antibodies that internalize within target cells after binding to their cell-surface receptors. Enzymes present inside the cell cause the cell-killing drug to be released from the monoclonal antibody, allowing it to have the desired activity. A key component of our ADCs is the linker that attaches the drug to the monoclonal antibody. When the ADC is internalized within the target cell, the drug is released, thereby minimizing toxicity to normal tissues. Our ADCs use auristatins, which are highly potent anti-microtubulin agents. In contrast to natural product drugs that are often more difficult to produce and link to antibodies, our drugs are synthetically produced and easier to scale for manufacturing. Brentuximab vedotin, SGN-75, ASG-5ME and SGN-19A all utilize our proprietary, auristatin-based ADC technology, and this technology is also the basis of many of our corporate collaborations. We own or hold exclusive or partially-exclusive licenses to multiple issued patents and patent applications covering our ADC technology. We continue to evaluate new linkers and potent, cell-killing drugs for use in our ADC programs.

We may also utilize two additional technologies designed to maximize antitumor activity and reduce toxicity of antibody-based therapies. The first technology is the use of genetic engineering to produce monoclonal antibodies that have intrinsic antitumor activity with lowered risk of adverse events or autoimmune response. The second is our proprietary sugar enhanced antibody, or SEA, technology, which is a process to enhance the effector function of monoclonal antibodies to further increase their antitumor activity by selectively reducing sugars in the monoclonal antibodies, or defucosylation. We also evaluate the use of our monoclonal antibodies and ADCs in combination with conventional chemotherapy and other anticancer agents, which may result in increased antitumor activity.

Our Strategy

Our strategy is to become a leading developer and marketer of monoclonal antibody-based therapies for cancer and autoimmune diseases. Key elements of our strategy are to:

•

Advance Brentuximab Vedotin toward Regulatory Approval and Successful Commercialization.    Our most important near-term objective is to advance brentuximab vedotin toward regulatory approval and successful commercialization. We recently submitted a BLA to the FDA seeking approval of brentuximab vedotin as a treatment for both relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL. We are building a commercial infrastructure to support sales and marketing of brentuximab vedotin in the United States and Canada, if approved for commercial sale, and a medical affairs infrastructure to provide medical information about brentuximab vedotin and its role in the practice of medicine. If we receive approval for commercial sale, we intend to market brentuximab vedotin in the United States and Canada with a sales force of approximately 50 to 75 sales representatives.

•

Expand the Therapeutic Potential of Brentuximab Vedotin.    We believe brentuximab vedotin may have applications in many types of CD30-expressing cancers. We have ongoing or are planning to initiate clinical trials evaluating brentuximab vedotin in earlier lines of therapy for Hodgkin lymphoma and sALCL and in other types of CD30-expressing lymphoma such as cutaneous T-cell lymphoma, peripheral T-cell lymphoma and some types of B-cell lymphomas including diffuse large B-cell lymphoma. We are also investigating CD30 expression on solid tumors such as melanoma and sarcomas through preclinical studies.

•

Continue to Develop our Other Pipeline Programs.    We believe that it is important to maintain a diverse pipeline of antibody-based product candidates to sustain our future growth. To accomplish this, we plan to continue to advance the development of our other clinical product candidates, particularly

SGN-75 and ASG-5ME, as well as our preclinical programs, such as SGN-19A and several other research-stage programs that employ either our ADC or SEA technologies. In addition, we have ADC co-development agreements with Agensys and Genmab that provide us with the opportunity to opt into co-development of additional clinical-stage ADCs.

•

Enter into Strategic Collaborations to Generate Capital and Supplement our Internal Resources.    We enter into collaborations at appropriate stages in our drug development process to broaden and accelerate clinical trial development and potential commercialization of our product candidates. Collaborations can generate significant capital, supplement our own internal expertise in key areas such as manufacturing, regulatory affairs and clinical development, and provide us with access to our collaborators’ marketing, sales and distribution capabilities. When establishing strategic collaborations, we seek strong financial terms and endeavor to retain significant product rights, such as our brentuximab vedotin collaboration with Millennium, in which we retained commercial rights in the United States and Canada.

•

Continue to Leverage our Industry-Leading ADC Technology.    We have developed proprietary ADC technology designed to empower monoclonal antibodies. We are currently developing multiple product candidates that employ our ADC technology, including brentuximab vedotin, SGN-75, ASG-5ME and several preclinical programs, including SGN-19A. We also license our ADC technology to biotechnology and pharmaceutical companies to generate near-term revenue and funding, as well as potential future milestones and royalties. Presently, we have active ADC collaborations with Bayer, Celldex, Daiichi Sankyo, Genentech, GSK, Millennium, Pfizer and Progenics, as well as ADC co-development agreements with Agensys and Genmab. Our ADC technology licensing deals have generated over $145 million as of December 31, 2010 through a combination of upfront, research support, and other fees, milestones and equity purchases.

•

Support Future Growth of our Pipeline through Internal Research Efforts and Strategic In-Licensing.    We have internal research programs directed toward identifying novel antigen targets and monoclonal antibodies, creating new antibody engineering techniques and developing new classes of stable linkers and potent, cell-killing drugs for our ADC technology. In addition, we supplement these internal efforts through ongoing initiatives to identify product candidates, products and technologies to in-license from biotechnology and pharmaceutical companies and academic institutions. We have entered into such license agreements with Bristol-Myers Squibb Corporation, the University of Miami, Arizona State University, Mabtech AB, or Mabtech, and CLB Research and Development, among others. We also have active research collaborations with other biotechnology companies and academic institutions to help advance our ADC technology.

Product Candidate Development Pipeline

The following table summarizes our product candidate development pipeline:

Product Candidate	Description	Commercial Rights	Status
Brentuximab vedotin (SGN-35)	Anti-CD30 ADC	Seattle Genetics in United States and Canada; Millennium in rest of world

BLA submitted to the FDA in February 2011 for the treatment of both relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL

Reported data at the American Society of Hematology, or ASH, 2010 annual meeting from a pivotal phase II single-agent trial conducted under an SPA with the FDA in relapsed or refractory Hodgkin lymphoma

Reported data at the ASH 2010 annual meeting from a phase II single-agent trial in relapsed or refractory sALCL

Phase III trial ongoing for patients with Hodgkin lymphoma at high risk of relapse following autologous stem cell transplant, or ASCT (the AETHERA trial)

Phase II retreatment trial ongoing for patients with Hodgkin lymphoma or sALCL who have relapsed after previously responding to brentuximab vedotin

Phase I safety trial ongoing in combination with adriamycin, bleomycin, vinblastine and dacarbazine, or ABVD, for front-line treatment of patients with Hodgkin lymphoma

Phase I safety trial planned in combination with chemotherapy for front-line treatment of patients with sALCL

SGN-75	Anti-CD70 ADC	Seattle Genetics	Phase I trial ongoing for metastatic renal cell carcinoma and relapsed or refractory non-Hodgkin lymphoma

ASG-5ME	Anti-SLC44A4 ADC	50:50 co-development and commercialization with Agensys	Phase I trial ongoing for metastatic pancreatic cancer Phase I trial ongoing for castration-resistant prostate cancer

Dacetuzumab (SGN-40)	Humanized anti-CD40 antibody	Seattle Genetics	Completing phase Ib trials in non-Hodgkin lymphoma and multiple myeloma; considering potential next steps for the program

SGN-70	Humanized anti-CD70 antibody	Seattle Genetics	Phase I trial completed for autoimmune disease

SGN-19A	Anti-CD19 ADC	Seattle Genetics	Future investigational new drug, or IND, candidate for CD19-positive hematologic malignancies

Brentuximab vedotin

Brentuximab vedotin is an ADC composed of an anti-CD30 monoclonal antibody attached to a highly potent cell-killing drug by our proprietary linker technology. We believe that the CD30 antigen is an attractive target for cancer therapy because it is expressed on multiple types of cancer, including Hodgkin lymphoma and several types of T-cell lymphoma, but has limited expression on normal tissues. In December 2009, we entered into a collaboration agreement for the development and commercialization of brentuximab vedotin with Millennium under which we received a $60 million upfront payment. Under this collaboration, we retained commercial rights in the United States and Canada. Millennium has exclusive rights to commercialize brentuximab vedotin in the rest of the world and will fund fifty percent of joint development costs under the collaboration, except in Japan where Millennium is fully responsible for funding development costs. Development funding provided by Millennium over the first three years of the collaboration is expected to be at least $75 million. We are entitled to receive milestone payments that could total more than $230 million and tiered royalties beginning in the mid-teens and escalating to the mid-twenties, subject to offsets for royalties paid by Millennium to third parties based on net sales of brentuximab vedotin in Millennium’s territories.

In late 2010, we reported data from both a single-agent, open-label pivotal trial of brentuximab vedotin for patients with relapsed or refractory Hodgkin lymphoma conducted under an SPA with the FDA and a phase II single-agent, open-label trial for patients with relapsed or refractory sALCL. We recently submitted a BLA to the FDA seeking approval of brentuximab vedotin as a treatment for both relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL. We have received orphan drug designations from the FDA and the European Medicines Agency for brentuximab vedotin in Hodgkin lymphoma and sALCL. We are also conducting several other clinical trials of brentuximab vedotin, including a phase II retreatment trial for patients who previously responded to brentuximab vedotin therapy, a phase I combination study of brentuximab vedotin with ABVD, a common chemotherapy regimen, for the front-line treatment of patients with Hodgkin lymphoma, and are planning a phase I combination study of brentuximab vedotin with chemotherapy for the front-line treatment of patients with sALCL.

Market Opportunities

According to the American Cancer Society, approximately 8,500 cases of Hodgkin lymphoma were diagnosed in the United States during 2010, and an estimated 1,300 people died of the disease. Approximately 2,000 additional patients per year in the United States are diagnosed with sALCL, a T-cell lymphoma that expresses the CD30 antigen. The use of combination chemotherapy as front-line therapy for malignant lymphomas has resulted in high remission rates. However, a significant number of these patients relapse and require additional treatments including other chemotherapy regimens and ASCT. We believe there is a strong need for new therapies for these patients. According to a recognized cancer database and based on primary market research we conducted with physicians, we believe that there are several thousand newly relapsed or refractory Hodgkin lymphoma and sALCL patients in the United States each year who would potentially be eligible for treatment with brentuximab vedotin and that the United States’ prevalence population of these patients is approximately 8,000 to 9,000 individuals.

Clinical Results and Development Plan

In collaboration with Millennium, we are pursuing a broad development strategy that includes clinical trials of brentuximab vedotin both as a single agent and in combination with standard therapies for CD30-expressing cancers. These clinical trials include:

Phase II Pivotal Study.    In September 2010, we reported positive top-line data from a single-agent, open label pivotal trial of brentuximab vedotin in patients with relapsed or refractory Hodgkin lymphoma conducted under an SPA with the FDA. The trial assessed the efficacy and safety of single-agent brentuximab vedotin in 102 patients with relapsed or refractory Hodgkin lymphoma who previously received ASCT. The trial was conducted at multiple centers in the United States, Canada and Europe. Patients received brentuximab vedotin every three weeks for up to approximately one year. Seventy-five percent of patients achieved an objective response as assessed by an independent central review, the primary endpoint of the trial, and the median duration of response was 29 weeks as assessed by independent central review and 47 weeks as assessed by investigators. At the ASH annual meeting in December 2010, we reported that 34 percent of patients achieved a complete remission. We also reported that tumor reductions were achieved in 94 percent of patients. Brentuximab vedotin was generally well tolerated, with the majority of adverse events being Grade 1 or 2. The most common adverse events were peripheral sensory neuropathy, fatigue, nausea, upper respiratory tract infection and diarrhea. The most common Grade 3 or higher adverse events were neutropenia, peripheral sensory neuropathy, thrombocytopenia and anemia.

Phase II sALCL Study.    In October 2010, we reported positive top-line data from a phase II single-agent, open-label trial of brentuximab vedotin in 58 patients with relapsed or refractory sALCL. Eighty-six percent of patients achieved an objective response, the primary endpoint of the trial, as assessed by an independent central review. At the ASH annual meeting in December 2010, we reported that 53 percent of patients achieved a complete remission. The median duration of response for the trial had not yet been reached at a median follow up on study of approximately six months. We also reported that tumor reductions were achieved in 97 percent of patients. The trial was conducted at multiple centers in the United States, Canada and Europe. Brentuximab vedotin was generally well tolerated, with the majority of adverse events being Grade 1 or 2. The most common adverse events were nausea, peripheral sensory neuropathy, fatigue, fever and diarrhea. The most common Grade 3 or higher adverse events were neutropenia, thrombocytopenia, peripheral sensory neuropathy and anemia.

Phase III Relapse Prevention Study (AETHERA).    In April 2010, we initiated a phase III trial of brentuximab vedotin for post-transplant Hodgkin lymphoma patients, or the AETHERA trial. The AETHERA trial is a randomized, double-blind, placebo-controlled study to evaluate brentuximab vedotin versus placebo in approximately 325 Hodgkin lymphoma patients following ASCT. Patients must be at high risk for residual Hodgkin lymphoma, defined as those with a history of refractory Hodgkin lymphoma, those who relapse or progress within one year from receiving front-line chemotherapy and/or those who have disease outside of the lymph nodes at the time of pre-ASCT relapse. The primary endpoint of the study is progression-free survival and secondary endpoints include overall survival, safety and tolerability. Patients receive brentuximab vedotin every three weeks for up to approximately one year. The AETHERA trial is being conducted at multiple centers in the United States, Europe and Russia. The AETHERA trial is designed to fulfill potential regulatory requirements in both the United States and Europe, and will also provide data on the use of brentuximab vedotin in an earlier line of Hodgkin lymphoma therapy as part of an integrated second-line regimen with ASCT.

Phase II Retreatment Study.    We are conducting a phase II trial of brentuximab vedotin for the retreatment of patients with relapsed or refractory Hodgkin lymphoma or sALCL who have relapsed after previously achieving a complete or partial response to therapy with brentuximab vedotin. The trial is designed to enroll up to 50 patients at multiple centers in the United States and Europe and is intended to assess the potential for patients to benefit from additional courses of brentuximab vedotin treatment. In June 2010 we reported preliminary data demonstrating that objective responses were achieved in seven out of 11 retreatment experiences and that brentuximab vedotin was well-tolerated in the retreatment setting.

Phase I Front-line ABVD Combination Study.    In February 2010, we initiated a combination trial to evaluate brentuximab vedotin plus ABVD, a commonly used front-line chemotherapy regimen for Hodgkin lymphoma. The phase I dose-escalation trial is evaluating the safety of combining brentuximab vedotin and ABVD, as well as assessing pharmacokinetics and antitumor activity of the combination. The study is expected to enroll approximately 40 patients at multiple centers in the United States and Canada.

Planned Phase I Front-line Chemotherapy Combination Study.    We are planning to initiate a combination trial to evaluate brentuximab vedotin plus chemotherapy for sALCL. The phase I dose-escalation trial will evaluate safety, pharmacokinetics and antitumor activity of the combination. The study is expected to enroll approximately 40 patients at multiple centers in the United States, Canada and Europe.

Phase I Dose Escalation Studies.    We have conducted two phase I clinical trials of brentuximab vedotin in patients with relapsed or refractory CD30-positive hematologic malignancies, primarily Hodgkin lymphoma. These single-agent, dose-escalation studies were designed to evaluate the safety, pharmacokinetic profile and antitumor activity of brentuximab vedotin administered either every three weeks or weekly on a three out of four week basis. In both trials, greater than fifty percent of patients treated at higher dose levels achieved a complete or partial remission, including greater than thirty percent achieving a complete remission. Brentuximab vedotin was generally well tolerated, with the majority of adverse events being Grade 1 or 2. More detailed data and information was reported in the New England Journal of Medicine in November 2010. The most common side effects included fatigue, fever, peripheral neuropathy, neutropenia, diarrhea and nausea.

Future Studies.    In collaboration with Millennium, we are exploring additional trial designs to evaluate brentuximab vedotin more broadly as a treatment for CD30-positive lymphoma in both earlier lines of therapy and in patient subsets with high medical need. In our phase II sALCL trial, 14 out of 15 patients with cutaneous involvement experienced complete regression of their cutaneous lesions. Based on this data and the expression profile of CD30, we believe cutaneous T-cell lymphoma, or CTCL, could be an interesting development opportunity for the evaluation of brentuximab vedotin. We and Millennium are currently planning a corporate sponsored trial in CTCL. Another high priority area of clinical development for brentuximab vedotin is in CD30-postive non-Hodgkin lymphoma, which includes diseases such as peripheral T-cell lymphoma and diffuse large B-cell lymphoma. CD30 is expressed in a substantial portion of these and other non-Hodgkin lymphomas, and we plan to initiate a clinical trial in these indications during 2011. We are also investigating CD30 expression on solid tumors such as melanoma and sarcomas through preclinical studies.

Investigator-Sponsored Studies.    We and Millennium are in discussions with multiple clinical investigators and cooperative groups in the United States, Canada and Europe about potential additional clinical trials of brentuximab vedotin, and we are evaluating these and other life cycle management opportunities for this program. We have received numerous investigator-sponsored trial proposals for the use of brentuximab vedotin in various settings, including CTCL, earlier lines of therapy in Hodgkin lymphoma, second-line salvage Hodgkin lymphoma patients prior to autologous transplant and in front-line older Hodgkin lymphoma patients. We expect that multiple investigator-sponsored trials will be initiated during 2011 in these and other indications.

We believe the reported clinical data for brentuximab vedotin indicate the potential of our ADC technology to empower antibodies. We previously conducted clinical trials of an unconjugated anti-CD30 monoclonal antibody, SGN-30, which is the same antibody used in brentuximab vedotin. At the ASH annual meeting in December 2005, we reported data from a phase II single agent trial of SGN-30, where the antibody was not sufficiently active as a single agent to demonstrate any objective responses in 35 patients with relapsed or refractory Hodgkin lymphoma treated at weekly doses up to twelve milligrams per kilogram (12 mg/kg). In contrast, brentuximab vedotin has demonstrated a high objective response rate in a similar patient population at much lower doses and at a less frequent dosing schedule.

SGN-75

SGN-75 is an ADC composed of an anti-CD70 monoclonal antibody linked to a potent auristatin compound using our proprietary ADC technology. We presented preliminary data at the 35th European Society for Medical Oncology Congress in October 2010 from our phase I clinical trial of SGN-75 for CD70-positive relapsed or refractory non-Hodgkin lymphoma and metastatic renal cell carcinoma, or RCC. The reported results demonstrated the tolerability and antitumor activity of SGN-75, including two objective responses in the first 16 patients treated. The single-agent phase I study was initiated in November 2009 and is designed to enroll up to 80 patients at multiple centers in the United States. The trial is evaluating the safety, tolerability, pharmacokinetic profile and antitumor activity of SGN-75 in order to identify a dose and schedule for potential future clinical trials. The maximum tolerated dose has not yet been established and dose escalation is continuing in this clinical trial.

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

Market Opportunities

The American Cancer Society estimates that in 2010 the incidence of kidney and renal cancer in the U.S. was 58,000 cases and that mortality was just over 13,000 cases. RCC represents approximately 90 percent of kidney cancers. Non-Hodgkin lymphoma, or NHL, is comprised of a group of cancers of the T-cell or B-cell lymphocytes that fall into aggressive or indolent types. The U.S. prevalence of NHL was estimated by SEER in 2007 to be 440,000 people. The National Cancer Institutes estimate that in 2010 the U.S. incidence of all NHL was approximately 66,000 patients and mortality of 20,000 patients. Current standards of therapy for most types of NHL include radiation, chemotherapy and monoclonal antibodies, and may include stem cell transplant for some patients.

ASG-5ME

ASG-5ME is an ADC composed of an anti-SLC44A4 monoclonal antibody linked to a potent auristatin compound using our proprietary ADC technology. SLC44A4 is a novel target expressed on more than 80 percent of pancreatic, prostate and gastric cancer tumors and is also expressed in more than 50 percent of breast cancer tumors, based on preclinical data. We are developing ASG-5ME as a product candidate for the treatment of solid tumors under our co-development collaboration with Agensys.

We and Agensys initiated a phase I clinical trial of ASG-5ME for the treatment of metastatic pancreatic cancer in July 2010 and a phase I clinical trial of ASG-5ME for the treatment of castration-resistant prostate cancer in October 2010. Both trials are evaluating the safety, tolerability, pharmacokinetic profile and antitumor activity of ASG-5ME in order to identify a dose and schedule for potential future clinical trials. The maximum tolerated dose has not yet been established in either trial and dose escalation is continuing.

Market Opportunities

The American Cancer Society estimates that the incidence of pancreatic cancer in the U.S. in 2010 was approximately 43,000 cases and that the mortality from pancreatic cancer was approximately 37,000 deaths in 2010. The one and five year survival rates for people diagnosed with any stage of pancreatic cancer are 25 percent and six percent, respectively. According to the American Cancer Society, the incidence of prostate cancer in the U.S. in 2010 was estimated to be approximately 217,700 cases and the mortality from prostate cancer was approximately 32,000 individuals in 2010. Patients with metastatic prostate cancer typically have a survival rate of less than one year, and approximately 95 percent of all patients will not survive more than five years.

Dacetuzumab (SGN-40)

Dacetuzumab is a humanized monoclonal antibody that has been evaluated in phase I and phase II clinical trials for non-Hodgkin lymphoma and multiple myeloma. Dacetuzumab targets the CD40 antigen, which is expressed on B-cell lineage hematologic malignancies, as well as solid tumors such as bladder, renal and ovarian cancer. In January 2007, we entered into a collaboration agreement with Genentech for the development and commercialization of dacetuzumab. Under the terms of the agreement, we received an upfront payment of $60 million, progress-dependent milestone payments totaling $20 million, and reimbursement funding for development activities performed under the collaboration. In October 2009, we discontinued a phase IIb combination clinical trial for diffuse large B-cell lymphoma based on a determination by the Independent Data Monitoring Committee that the trial would be unlikely to meet its primary endpoint of superior complete response rate in the dacetuzumab combination arm as compared to the placebo combination arm. In December 2009, Genentech provided notice of termination of the collaboration agreement, and the collaboration ended in June 2010. Genentech remains responsible for funding development costs associated with completing all clinical trials for dacetuzumab ongoing as of the end of the collaboration. All product rights to dacetuzumab were returned to Seattle Genetics upon completion of the collaboration. We are evaluating available clinical and preclinical data and considering potential next steps for the program. As a result of such evaluation or other factors, we may determine to discontinue the development of dacetuzumab. We will be responsible for and will solely fund any new dacetuzumab development and clinical trial activities that we may elect to conduct.

SGN-70

SGN-70 is a humanized anti-CD70 monoclonal antibody that we believe may have application for the treatment of autoimmune diseases, a condition where the body’s immune system malfunctions and attacks its own healthy cells. Many therapies for autoimmune diseases rely on suppressing the immune system to prevent further damage to normal tissues, but have the unwanted side effect of making the patient more susceptible to infection or cancer. The CD70 antigen is expressed on activated T- and B-cells, but is absent on these cells when in a resting state. Since resting T- and B-cells make up the majority of immune cells circulating in the body, SGN-70 may be able to prevent or reduce a damaging immune response without globally suppressing the patient’s immune system. We have presented preclinical data demonstrating that SGN-70 inhibits T- and B-cell functions, selectively depletes CD70-positive activated T-cells and limits expansion of CD70- positive lymphocytes. We conducted a phase I dose-escalation trial of SGN-70 to assess the safety, tolerability and pharmacokinetics of SGN-70 in healthy volunteers and amended the trial design to add patients with autoimmune disease. We completed enrollment to this phase I trial in 2010 and are currently evaluating the results of the trial to determine potential next steps for the program.

SGN-19A

SGN-19A is a preclinical ADC product candidate for the treatment of hematologic malignancies. SGN-19A targets CD19, which is a B-cell antigen that is expressed in non-Hodgkin lymphoma, chronic lymphocytic leukemia and acute lymphocytic leukemia. We have previously reported preclinical data demonstrating that SGN-19A binds to target cells with high affinity, internalizes and induces potent cancer-cell-killing activity and durable tumor regressions at low doses in multiple cancer models. We are planning a future IND submission to the FDA for SGN-19A in CD19-positive hematologic malignancies.

SGN-33

In September 2010, we announced that our phase IIb clinical trial of lintuzumab (SGN-33) in combination with low-dose cytarabine chemotherapy in older patients with acute myeloid leukemia, or AML, did not meet its primary endpoint of extending overall survival. As a result of the outcome of this trial, we have discontinued our lintuzumab development program.

Research Programs

In addition to our pipeline of product candidates and antibody-based technologies, we have internal research programs directed toward developing new classes of potent, cell-killing drugs and stable linkers, and identifying novel antigen targets and monoclonal antibodies and advancing our antibody engineering initiatives.

New Cell-Killing Drugs.    We continue to study new cell-killing drugs that can be linked to antibodies, such as the auristatins that we currently use in our ADC technology. We are evaluating multiple new auristatins, as well as other classes of cell-killing drugs, for potential applications as ADCs.

New Stable Linkers.    We are conducting research with the intent to develop new linker systems that are more stable in the bloodstream and more effective at releasing the potent cell-killing agent once inside targeted cancer cells.

Novel Monoclonal Antibodies and Antigen Targets.    We are actively engaged in internal efforts to identify and develop monoclonal antibodies and ADCs with novel specificities and activities against selected antigen targets. We focus on antigen targets that are highly expressed on the surface of cancer cells that may serve as targets for monoclonal antibodies or ADCs. We then create and screen panels of cancer-reactive monoclonal antibodies in our laboratories to identify those with the desired specificity. We supplement these internal efforts by evaluating opportunities to in-license targets and antibodies from academic groups and other biotechnology and pharmaceutical companies, such as our ongoing co-development collaborations with Agensys and Genmab.

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

Research and Development Expense

Since inception, we have devoted a significant amount of resources to develop our product candidates and our antibody-based technologies. For the years ended December 31, 2010, 2009, and 2008, we recorded $146.4 million, $119.1 million, and $110.9 million, respectively, in research and development expenses.

Corporate Collaborations

We enter into collaborations with biotechnology and pharmaceutical companies to advance the development and commercialization of our product candidates and to supplement our internal pipeline. We seek collaborations that will allow us to retain significant future participation in product sales through either profit-sharing or royalties paid on net sales. We also license our ADC technology to collaborators to empower their own antibodies. These ADC collaborations benefit us in many ways, including generating revenues that partially offset expenditures on our internal research and development programs, expanding our knowledge base regarding ADCs across multiple targets and antibodies provided by our collaborators and providing us with future pipeline opportunities through co-development or opt-in rights to new ADC product candidates.

Millennium Brentuximab Vedotin Collaboration

In December 2009, we entered into a collaboration agreement with Millennium to develop and commercialize brentuximab vedotin, under which Seattle Genetics retained commercial rights in the United States and its territories and in Canada, and Millennium and its Takeda affiliates were granted commercial rights in the rest of the world. Under the collaboration, we received an upfront payment of $60 million and we are entitled to receive progress- and sales-dependent milestone payments in addition to tiered royalties starting in the mid-teens and escalating to the mid-twenties based on net sales of brentuximab vedotin within Millennium’s licensed territories, subject to offsets for royalties paid by Millennium to third parties. Total milestone payments to us under the collaboration could exceed $230 million. Millennium is funding half of joint worldwide development costs under the collaboration, excluding costs solely related to development in Japan, which Millennium is solely responsible for funding. Development funding paid to us from Millennium over the first three years of the collaboration is expected to be at least $75 million. Either party may terminate the collaboration agreement if the other party materially breaches the agreement and such breach remains uncured. Millennium may terminate the collaboration agreement for any reason upon prior written notice to us and we may terminate the collaboration agreement in certain circumstances. The collaboration agreement can also be terminated by mutual written consent of the parties. If neither party terminates the collaboration agreement, then the agreement automatically terminates on the expiration of all payment obligations.

ADC Collaborations

We have active collaborations with eight companies to allow them to use our proprietary ADC technology with their monoclonal antibodies. Under our ADC collaborations, which we enter into in the ordinary course of business, we receive or are entitled to receive upfront cash payments, progress-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. As of December 31, 2010, our ADC collaborations had generated over $145 million. Our ADC collaborators are responsible for development, manufacturing and commercialization of any ADC product candidates that result from the collaborations.

Our current ADC collaborations are at an early stage of development. We do not expect to receive material revenues from these collaboration agreements unless and until a product that incorporates our ADC technology enters late-stage clinical development and/or receives marketing approval from the FDA when the milestone payments, royalties or other rights and benefits become more substantial. Below is a table setting forth our active collaborations, the number of targets licensed and current development status:

Collaborator	Effective Date	Number of Targets	Development Status[1]
Bayer	September 2004	One	Phase I

Celldex	June 2004	Two[2]	Phase II

Daiichi Sankyo	July 2008	One	Preclinical

Genentech	April 2002	Multiple	Phase I

GlaxoSmithKline	December 2009	Multiple	Preclinical

Millennium	March 2009	One[3]	Preclinical

Pfizer	December 2010	One	Preclinical

Progenics	June 2005	One	Phase I
[1]	For collaborations involving multiple targets, development status denotes the most advanced program under the collaboration.
[2]

Upon signing the collaboration agreement in June 2004, Celldex received an exclusive license to a single antigen. In February 2005, Celldex paid us an additional fee for an exclusive license to our ADC technology for a second antigen.

[3]	Millennium has the option to exercise exclusive licenses to our ADC technology for two other targets upon payment of additional fees.

Agensys Co-Development Collaboration

In January 2007, we entered into an agreement with Agensys to jointly research, develop and commercialize ADCs for the treatment of cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Agensys to proprietary cancer targets. Under the co-development provisions of the collaboration agreement, we and Agensys jointly screened and selected ADC product candidates to an initial target, SLC44A4, are co-funding all development and commercialization costs and will share equally in any profits. The agreement was expanded and modified in November 2009. As part of the modified agreement, Agensys paid us an upfront payment of $12 million and the number of targets under the collaboration was expanded. Agensys will conduct preclinical studies aimed at identifying ADC product candidates for additional targets. We have the right to exercise a co-development option for two additional ADC product candidates upon submission of an IND by Agensys. Agensys has the right to develop and commercialize the other ADC product candidates on its own, subject to paying us fees, milestones and royalties. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. Either party may terminate the collaboration agreement if the other party becomes insolvent or the other party materially breaches the agreement and such breach remains uncured. Subject to certain restrictions, either party may terminate the collaboration agreement for any reason upon prior written notice to the other party. The collaboration agreement can also be terminated by mutual written consent of the parties. If neither party exercises its option to terminate the collaboration agreement, then the agreement will automatically terminate on the later of: (a) the expiration of all payment obligations pursuant to the collaboration agreement, or (b) the day upon which we and Agensys cease to develop and commercialize products under the agreement. We and Agensys are currently co-developing ASG-5ME for the treatment of solid tumors. We initiated a phase I clinical trial of ASG-5ME for the treatment of metastatic pancreatic cancer in July 2010 and Agensys initiated a phase I clinical trial of ASG-5ME for the treatment of castration-resistant prostate cancer in October 2010.

Genmab Co-Development Collaboration

In September 2010, we entered into an ADC research collaboration agreement with Genmab. Under the agreement, Genmab has rights to utilize our ADC technology with its HuMax-TF antibody targeting the Tissue Factor antigen, which is expressed on numerous types of solid tumors. We received an upfront payment and have the right to exercise a co-development option for any resulting ADC products at the end of phase I clinical development. Genmab is responsible for research, manufacturing, preclinical development and phase I clinical trials of ADCs under this collaboration. We will receive research support payments for any assistance provided to Genmab. If we opt into an ADC product at the end of phase I clinical trials, we and Genmab would co-develop and share all future costs and profits for the product on a 50:50 basis. If we do not opt in to an ADC product, Genmab would pay us fees, milestones and mid-single digit royalties on worldwide net sales of the product.

License Agreements

We have in-licensed antibodies, targets and enabling technologies from pharmaceutical and biotechnology companies and academic institutions for use in our pipeline programs and ADC technology, including the following:

Bristol-Myers Squibb.    In March 1998, we obtained rights to some of our technologies and product candidates, portions of which are exclusive, through a license agreement with Bristol-Myers Squibb. Through this license, we secured rights to monoclonal antibody-based cancer targeting technologies, including patents, monoclonal antibodies, chemical linkers, a ribosome-inactivating protein and enabling technologies. Under the terms of the license agreement, we are required to pay royalties in the low single digits on net sales of future products, including brentuximab vedotin, that incorporate technology licensed from Bristol-Myers Squibb.

University of Miami.    In September 1999, we entered into an exclusive license agreement with the University of Miami, Florida, covering an anti-CD30 monoclonal antibody that is the basis for the antibody component of brentuximab vedotin. Under the terms of this license, we made an upfront payment and are required to pay annual maintenance fees, progress-dependent milestone payments and royalties in the low single digits on net sales of products, including brentuximab vedotin, incorporating technology licensed from the University of Miami.

Mabtech AB.    In June 1998, we obtained exclusive, worldwide rights to a monoclonal antibody targeting the CD40 antigen, which is the basis for dacetuzumab, from Mabtech, located in Sweden. Under the terms of this license, we made an up-front payment, are required to make progress-dependent milestone payments and pay royalties in the low single digits on net sales of products incorporating technology licensed from Mabtech.

CLB-Research and Development.    Pursuant to a license agreement we entered into in July 2001, we obtained an exclusive license to specific monoclonal antibodies that target cancer and autoimmune disease targets from CLB-Research and Development, a division of Sanquin Blood Supply Foundation, located in the Netherlands. One of these antibodies is the basis for SGN-70 and the antibody component of SGN-75. Under the terms of this agreement, we have made upfront and option exercise payments and are required to make progress-dependent milestone payments and pay royalties in the low single digits on net sales of products incorporating technology licensed from CLB-Research and Development.

Arizona State University.    In February 2000, we entered into a license agreement with Arizona State University for a worldwide, exclusive license to the cell-killing agent Auristatin E. We subsequently amended this agreement in August 2004. Under the terms of the amended agreement, we are required to pay annual maintenance fees to Arizona State University until expiration of their patents covering Auristatin E. We are not, however, required to pay any milestone payments or royalties on net sales of products incorporating the auristatins currently used in our ADC technology.

Patents and Proprietary Technology

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

For brentuximab vedotin and our related ADC technology, our 23 issued patents will expire between 2020 and 2026 in the United States and Europe, and additional patent applications are pending that, if issued, could increase the patent term to 2030 for certain methods of treatment using brentuximab vedotin. Of these 23 patents, we own rights to twelve patents and have exclusively licensed rights to eleven patents. For dacetuzumab, our twelve issued patents will expire between 2019 and 2026 and additional patent applications are pending. Of these twelve issued patents, we own rights to ten patents and have an exclusive license to two patents. For SGN-75 and our related ADC technology, our seven issued patents will expire between 2024 and 2026 and additional patent applications are pending that, if issued, could increase the patent term to 2029 for certain methods of treatment using SGN-75. Of these seven issued patents, we own rights to all seven patents. For SGN-70, currently no patents have issued; however, patent applications are pending that, if issued, could result in a patent term that would expire between 2025 and 2026. For SGN-19A and our related ADC technology, our four issued patents will expire between 2024 and 2026 and additional patent applications are pending that, if issued, could increase the patent term to 2028. Of these four issued patents, we own rights to all four patents. For ASG-5ME and our related ADC technology, our twenty issued patents will expire between 2014 and 2026 and additional patent applications are pending that, if issued, could increase the patent term to 2030. Of these twenty patents, we exclusively own rights to six patents, have exclusively licensed rights to eleven patents, and have non-exclusive rights to three patents. In some cases, our U.S. patents may be eligible for patent term extension, and our European patents may be eligible for supplemental protection in one or more countries. The length of any such extension would vary by country.

Patents expire, on a country by country basis, at various times depending on various factors, including the filing date of the corresponding patent application(s), the availability of patent term extension and supplemental protection certificates and terminal disclaimers. Although we believe our owned and licensed patents and patent applications provide us with a competitive advantage, the patent positions of biotechnology and pharmaceutical companies can be uncertain and involve complex legal and factual questions. We and our corporate collaborators may not be able to develop patentable products or processes or obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue. In the event of issuance, the patents may not be sufficient to protect the proprietary technology owned by or licensed to us or our corporate collaborators. Our or our corporate collaborators’ current patents, or patents that issue on pending applications, may be challenged, invalidated, infringed or circumvented. Our patents have been and may in the future be challenged by third parties in post-issuance administrative proceedings or in litigation as invalid or unenforceable under U.S. or foreign laws, or they may be infringed by third parties. As a result, we are from time to time involved in the defense and enforcement of our patents or other intellectual property rights in a court of law, U.S. Patent and Trademark Office interference or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the United States and elsewhere. For example, we are currently involved in a pending patent opposition proceeding against our European patent, EP Patent No. 1347730, which covers the use of certain CD30 antibodies and conjugates, including brentuximab vedotin, for the treatment of Hodgkin lymphoma. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings or litigation may be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our proprietary technologies without a license from us or our collaborators. For example, the possible invalidation of our European patent or amendment of its granted claims could adversely affect our ability to restrict third party products from competing with brentuximab vedotin, if approved for commercial sale in the European Union. Ours and our collaborators’ patents may also be circumvented, which may allow third parties to use similar technologies without a license from us or our collaborators.

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

We require our scientific personnel to maintain laboratory notebooks and other research records in accordance with our policies, which are designed to strengthen and support our patent efforts. In addition to our patented intellectual property, we also rely on trade secrets and other proprietary information, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a propriety information and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. These agreements provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also provide that we will own all inventions conceived by the individual in the course of rendering services to us. Our agreements with collaborators require them to have a similar policy and agreements with their employees, consultants and advisors. Our policy and agreements and those of our collaborators may not sufficiently protect our confidential information, or third parties may independently develop equivalent information.

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

The necessary steps before a new biopharmaceutical product may be sold in the United States ordinarily include:

•	preclinical in vitro and in vivo tests, which must comply with Good Laboratory Practices, or GLP;

•	submission to the FDA of an IND which must become effective before clinical trials may commence, and which must be updated annually with a report on development;

•	completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

•	submission to the FDA of a marketing authorization application in the form of either a New Drug Application, or NDA, or a BLA, which must often be accompanied by a substantial user fee;

•

FDA pre-approval inspection of manufacturing facilities for current Good Manufacturing Practices, or GMP, compliance and FDA inspection of select clinical trial sites for Good Clinical Practice, or GCP, compliance; and

•	FDA review and approval of the marketing authorization application and product prescribing information prior to any commercial sale.

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

Clinical trials generally are conducted in three sequential phases that may overlap or in some instances, be skipped. In phase I, the initial introduction of the product into humans, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves trials in a limited patient population to evaluate the efficacy of the potential product for specific, targeted indications, determine dosage tolerance and optimum dosage and further identify possible adverse reactions and safety risks. Phase III and pivotal trials are undertaken to evaluate further clinical efficacy and safety often in comparison to standard therapies within a broader patient population, generally at geographically dispersed clinical sites. Phase IV, or post-marketing, trials may be required as a condition of commercial approval by the FDA and may also be voluntarily initiated by us or our collaborators. If our BLA for brentuximab vedotin receives accelerated approval, we will be required to submit data post-approval that verifies the product’s clinical benefit for the populations for which the product is approved. In limited circumstances, the

FDA may allow a company to conduct a pivotal trial prior to completing phase II trials. For example, the FDA agreed, through the use of a SPA, to allow us to conduct our pivotal trial of brentuximab vedotin in patients with relapsed or refractory Hodgkin lymphoma prior to completing phase II trials. Phase I, phase II or phase III testing may not be completed successfully within any specific period of time, if at all, with respect to any of our product candidates. Similarly, suggestions of safety, tolerability or efficacy in earlier stage trials do not necessarily predict findings of safety and effectiveness in subsequent trials. Furthermore, the FDA, an IRB or we may suspend a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical trials are subject to central registration requirements, such as on www.clinicaltrials.gov.

The results of preclinical studies, pharmaceutical development and clinical trials, together with information on a product’s chemistry, manufacturing, and controls, are submitted to the FDA in the form of an NDA or BLA, for approval of the manufacture, marketing and commercial shipment of the pharmaceutical product. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. The FDA may also convene an Advisory Committee of external advisors to answer questions regarding the approvability and labeling of an application, and we anticipate that the FDA will convene such an Advisory Committee for brentuximab vedotin. The FDA is not obligated to follow the Advisory Committee’s recommendation. The submission of an NDA or BLA is required to be accompanied by a substantial user fee, with few exceptions or waivers. The user fee is administered under the Prescription Drug User Fee Act, or PDUFA, which sets goals for the timeliness of the FDA’s review. A standard review period is ten months from submission of the application, while priority review is six months from submission of the application. We believe that our BLA for brentuximab vedotin will be eligible for priority review since it has the ability to provide safe and effective therapy in a population where no other alternative exists. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny review of an application by refusing to file the application or not approve an application by issuance of a complete response letter if applicable regulatory criteria are not satisfied, require additional testing or information, or require risk management programs and post-market testing and surveillance to monitor the safety or efficacy of the product. Approval may occur with significant Risk Evaluation and Mitigation Strategies, or REMS, that limit the clinical use in the prescribing information, distribution or promotion of a product. Accelerated approval additionally requires the pre-submission of marketing materials to the FDA for the product until such time as the accelerated approval requirements have been terminated. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including manufacture, labeling, advertising, distribution, advertising, promotion, recordkeeping, annual product quality review and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities. A Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated cGMP or other FDA regulations or guidances. Failure to adequately and promptly correct the observations(s) can result in regulatory action. In addition to Form 483 notices and Warning Letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, not approve our products, require us to recall a product from distribution or withdraw approval of the BLA or NDA for that product. Failure to comply with ongoing regulatory obligations can result in delay of approval or Warning Letters, product seizures, criminal penalties, and withdrawal of approved products, among other enforcement remedies.

If we receive FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations will be subject to various federal and state fraud and abuse laws, including without limitation, the federal Anti-Kickback Statute and federal False Claims Act. These laws impact, among other things, our proposed sales, marketing and education programs.

The federal Anti-Kickback Statute prohibits persons from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The Anti-Kickback Statute is broad and, despite a series of safe harbors, prohibits many arrangements and practices that are lawful in business outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws that restrict or require reporting of payments or promotions to physicians or require the licensure of pharmaceutical companies for their off-label promotion of products and provision of information used to obtain reimbursement for such uses. We will need to have a comprehensive compliance program in place as we become a company with approved products for sale.

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

We recently submitted a BLA to the FDA seeking approval of brentuximab vedotin as a treatment for relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL. We believe that Novartis submitted their product candidate panobinostat for marketing approval with the FDA for relapsed or refractory Hodgkin lymphoma prior to our submission of a BLA seeking approval of brentuximab vedotin for such indication. Consequently, Novartis could have an advantage over us in sales and marketing of panobinostat because it could be the first to market its product for that indication and sell its product before us.

In addition to Novartis, we are aware of other companies that have technologies that may be competitive with ours, including Wyeth, now wholly-owned by Pfizer, ImmunoGen and Medarex, a subsidiary of Bristol-Myers Squibb, all of which have ADC technology. Pfizer is conducting a phase III trial of an anti-CD22 ADC for B-cell malignancies that may compete with ours or our collaborators’ product candidates. ImmunoGen has several ADCs in development that may compete with our product candidates. ImmunoGen has also established partnerships with other pharmaceutical and biotechnology companies to allow those other companies to utilize ImmunoGen’s technology, including Sanofi-Aventis and Genentech. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates. For example, Novartis is developing an anti-CD40 antibody, Medarex has anti-CD30 and anti-CD70 antibody programs, Micromet AG and Wyeth have anti-CD19 programs and Xencor has anti-CD30 and anti-CD40 antibody programs that may be competitive with our product candidates. In addition, our ADC collaboration partners may develop compounds utilizing our technology that may compete with product candidates that we are developing. Many other pharmaceutical and biotechnology companies are developing and/or marketing therapies for the same types of cancer and autoimmune diseases that our product candidates are designed and being developed to treat. These include antibodies such as Genentech’s Rituxan, proteosome inhibitors such as Millennium’s Velcade, HDAC inhibitors such as Celgene’s Istodax, immunomodulatory agents such as Celgene’s Revlimid and Allos Therapeutics’ Folotyn, small molecule drugs such as Bayer’s/Onyx’s Nexavar, and a variety of cytotoxic drugs such as Celgene’s Vidaza and Cephalon’s Treanda.

Manufacturing

We rely on corporate collaborators and contract manufacturing organizations to supply drug product for our IND-enabling studies and clinical trials. For the monoclonal antibody used in brentuximab vedotin, we have contracted with Abbott Laboratories for clinical and potential future commercial supplies and we have contracted with Pierre Fabre Medicament Production, S.A.S., or PFMP, for the cGMP fill/finish manufacture of commercial quantities of brentuximab vedotin. For brentuximab vedotin and other ADCs, several contract manufacturers, including Albany Molecular Research, Inc., or AMRI, and Sigma Aldrich Fine Chemicals, or SAFC, perform drug-linker manufacturing and several other contract manufacturers, including Piramal Healthcare, perform conjugation of the drug-linker to the antibody. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including shipping and storage of our product candidates.

We have established our commercial scale supply chain for brentuximab vedotin to position us for potential commercial launch. For our other pipeline programs, we believe that our existing supplies of drug product and our contract manufacturing relationships with Abbott Laboratories, PFMP, Laureate Pharma, AMRI, SAFC, Piramal, and our other existing and potential contract manufacturers with whom we are in discussions, will be sufficient to accommodate clinical trials through phase III trials. However, we may need to obtain additional manufacturing arrangements or increase our own manufacturing capability to meet our future commercial needs, both of which would require significant capital investment. In addition, we have committed to provide Millennium with their needs of brentuximab vedotin for a limited period of time, which may require us to arrange for additional manufacturing supply. We may also enter into collaborations with pharmaceutical or larger biotechnology companies to enhance the manufacturing capabilities for our product candidates.

Employees

As of December 31, 2010, we had 348 employees. Of these employees, 282 were engaged in or support research, development and clinical activities, 54 were in administrative and business related positions, and 12 were in sales and marketing. Each of our employees has signed confidentiality and inventions assignment agreements and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

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

We currently have no products that are approved for commercial sale. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our lead product candidate, brentuximab vedotin, which was recently submitted for approval to the United States Food and Drug Administration, or FDA. Brentuximab vedotin was the subject of a pivotal clinical trial in relapsed or refractory Hodgkin lymphoma patients that was conducted under a special protocol assessment, or SPA, with the FDA and a phase II clinical trial in relapsed or refractory sALCL patients. Accordingly, our near-term prospects are substantially dependent on our ability to successfully obtain regulatory approval for and commercialize brentuximab vedotin. We recently announced positive data from both the pivotal clinical trial of brentuximab vedotin for patients with relapsed or refractory Hodgkin lymphoma and the phase II clinical trial of brentuximab vedotin for patients with relapsed or refractory sALCL. We included both the relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL indications in our recent Biologics License Application, or BLA, submission to the FDA seeking approval of brentuximab vedotin as a treatment for these indications. The design of these trials or data collected from either of these trials may not be adequate to demonstrate the safety and efficacy of brentuximab vedotin for the treatment of patients with either relapsed or refractory Hodgkin lymphoma or relapsed or refractory sALCL, or otherwise may not be sufficient to support FDA or any foreign regulatory approval for either or both of these indications. For example, the FDA may disagree with our interpretation of the results of the trials and determine that the data from the trials are not sufficient to support approval. We also may not have adequately completed our BLA and may be required to provide further information to the FDA before it will file and conduct a review of our BLA which could significantly delay the approval of brentuximab vedotin. In addition, if the federal budget is not approved before funding is depleted, a U.S. government shutdown could result that could impact the ability of the FDA to timely review and process our BLA. If we fail to obtain regulatory approval for brentuximab vedotin, we will be unable to market and sell brentuximab vedotin and therefore may never generate any revenue from product sales or become profitable.

Even if we and Millennium receive the required regulatory approvals to market brentuximab vedotin, we may not be able to successfully commercialize brentuximab vedotin. In December 2009, we entered into an agreement with Millennium to develop and commercialize brentuximab vedotin, under which we have commercial rights in the United States and its territories and Canada, and Millennium has commercial rights in the rest of the world. The success of this collaboration and the activities of Millennium will significantly impact the potential commercialization of brentuximab vedotin in countries other than the United States and Canada. Brentuximab vedotin is not expected to be commercially available for any indication until at the earliest the second half of 2011, if at all. Further, if it is approved for commercial sale, the commercial success of brentuximab vedotin will depend upon its acceptance by physicians, patients, third party payors and other key decision-makers as a therapeutic alternative to currently available products. In addition, the indications that we and Millennium are pursuing for brentuximab vedotin have relatively low incidence rates, including relapsed or refractory Hodgkin lymphoma or relapsed or refractory sALCL, which may limit the revenue potential of brentuximab vedotin. If we and Millennium are unable to successfully obtain regulatory approval for and commercialize brentuximab vedotin for the treatment of relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL in a timely manner or at all, our ability to generate revenue from product sales would be significantly delayed and our business would be materially affected, and we may not be able to earn sufficient revenues to continue as a going concern.

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

Although we reported positive results from our pivotal trial and our phase II clinical trial of brentuximab vedotin in relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL, respectively, and we believe that the data from these trials are supportive of approval, we might never receive any regulatory approvals for brentuximab vedotin. Regulatory agencies, including the FDA, or their advisors, may disagree with our interpretations of data from preclinical studies and clinical trials of brentuximab vedotin. The FDA has substantial discretion in the approval process, and when or whether regulatory approval will be obtained for brentuximab vedotin or any other drug we develop. For example, even though our Hodgkin lymphoma pivotal trial was conducted under an SPA with the FDA, there is no guarantee that the data generated from this trial will be adequate to support FDA approval. The FDA’s Oncologic Drugs Advisory Committee may recommend against approval of our brentuximab vedotin BLA or may recommend more narrow or restricted labeling or distribution under a REMS. The FDA may require that our BLA be approved under accelerated approval regulations that would require us to provide confirmatory evidence of clinical benefit post-approval and would require us to have all our product promotional materials pre-cleared by the FDA until such accelerated approval restrictions are lifted. Regulatory agencies also may approve brentuximab vedotin for fewer conditions than requested or may grant approval subject to the performance of post-marketing studies or risk evaluation and mitigation strategies for brentuximab vedotin. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of brentuximab vedotin.

Even if we receive regulatory approval, brentuximab vedotin may later produce adverse events that limit or prevent its widespread use or that force us or Millennium to withdraw brentuximab vedotin from the market. In addition, a marketed brentuximab vedotin product would continue to be subject to strict regulation after approval and may be required to undergo post-approval studies. Any unforeseen problems with an approved brentuximab vedotin product or any violation of regulations could result in restrictions on the approved product, including its withdrawal from the market. Any delay in or failure to receive or maintain regulatory approval for brentuximab vedotin could harm our business and prevent us from ever achieving profitability.

Other than brentuximab vedotin, our product candidates are at an early stage of development, and it is possible that none of our product candidates will ever become commercial products.

Other than brentuximab vedotin, our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, we have four other clinical-stage programs, SGN-75, ASG-5ME, dacetuzumab (SGN-40) and SGN-70, and multiple preclinical programs, including SGN-19A. We expect that much of our effort and many of our expenditures over the next few years will be devoted to registration and commercialization activities associated with brentuximab vedotin, which may restrict or delay our ability to develop our other clinical and preclinical product candidates.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. Moreover, we still only have limited data from our phase I and phase II clinical trials of dacetuzumab, and our phase I trials of SGN-75, ASG-5ME, and SGN-70. Phase I and phase II clinical trials generally are not designed to test the efficacy of a product candidate but rather are designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. The pivotal trial of brentuximab vedotin required the enrollment of approximately 100 patients and we believe that any clinical trial designed to test the efficacy of SGN-75, ASG-5ME, dacetuzumab or SGN-70, whether phase II or phase III, will likely involve a larger number of patients to achieve statistical significance, will be expensive and will take a substantial amount of time to complete. As a result, we may conduct lengthy and expensive clinical trials of our product candidates, only to learn that the product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate. For example, in September 2010, we announced that our phase IIb clinical trial of lintuzumab in combination with low-dose cytarabine chemotherapy in older patients with acute myeloid leukemia did not meet its primary endpoint of extending overall survival. As a result of the outcome of this trial, we have discontinued our lintuzumab development program and we will not receive any return in our investment in that product candidate.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occurs in later-stage clinical trials. For example, in September 2010, we announced the discontinuation of our lintuzumab development program as a result of the outcome in our phase IIb clinical trial of lintuzumab combined with low-dose cytarabine chemotherapy. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events, including patient fatalities that may be attributable to our product candidates, during a clinical trial could cause it to be redone or terminated. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

In some circumstances we rely on collaborators to assist in the research and development of our product candidates and, in other situations, to utilize our ADC technology. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, it may affect our ability to commercialize our product candidates and/or generate revenues through technology licensing.

We have established and intend to continue to establish collaborations with third parties to develop and market some of our current and future product candidates. We entered into a collaboration agreement with Millennium in December 2009 that granted Millennium rights to develop and commercialize brentuximab vedotin outside of the United States and Canada. We also have ADC collaborations with Bayer, Celldex, Daiichi Sankyo, GSK, Genentech, Millennium, Pfizer and Progenics, and ADC co-development agreements with Agensys and Genmab.

Under certain conditions, our collaborators may terminate their agreements with us and discontinue use of our technologies. For example, in December 2009, Genentech notified us that it had elected to terminate our collaboration agreement for dacetuzumab and, as a result, we will not receive any additional milestone payments, cost reimbursements or royalties for the development or sale of dacetuzumab from Genentech. If we decide to continue the development of dacetuzumab, we will be responsible for and will be required to solely fund any new dacetuzumab development and clinical trial activities, which will increase our costs and could result in a significant delay in the dacetuzumab development process. If we determine instead to discontinue the development of dacetuzumab, we will not receive any future return on our investment from that product candidate. In addition, we cannot control the amount and timing of resources our collaborators may devote to products incorporating our technology. Moreover, our relationships with our collaborators divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators. Even if our collaborators continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our collaborators may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. If any of our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, reimbursement of development costs, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. In particular, if Millennium were to terminate the brentuximab vedotin collaboration, we would not receive milestone payments, co-funded development payments or royalties for the sale of brentuximab vedotin outside the United States and Canada. As a result of such termination, we may have to engage another collaborator to complete the brentuximab vedotin development process or complete the process ourselves internally, either of which could significantly delay the development process and increase our costs. In turn, this could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing brentuximab vedotin, which are now being co-funded by Millennium. Furthermore, if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable. In the future, we may not be able to locate third-party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.

We have no experience in commercializing products on our own and, to the extent we do not successfully develop this ability or contract with a third party to assist us, we may not be able to successfully commercialize our product candidates that may be approved for commercial sale.

We are still in the process of establishing a sales and marketing organization and we may not be able to successfully develop adequate sales and marketing capabilities. For example, if we receive approval for commercial sale, we intend to market brentuximab vedotin in the United States and Canada with a sales force of approximately 50 to 75 sales representatives, and we will need to commit significant additional management and other resources to the growth of our sales and marketing organization before the commercial launch of brentuximab vedotin. We may not be able to achieve the necessary growth in a cost-effective manner or realize a positive return on our investment. We will also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain the sales and marketing personnel that we anticipate we will need. If we are unable to establish adequate sales and marketing capabilities, we will need to enter into sales and marketing agreements to market any of our product candidates that may be approved for commercial sale. If we are unable to establish adequate sales and marketing capabilities or successful distribution relationships with logistics, wholesalers, biotechnology or pharmaceutical companies, we may fail to realize the full sales potential of some of our product candidates. Even if we are able to establish distribution agreements with such companies, we generally would not have control over the resources or degree of effort that any of these third parties may devote to our product candidates, and if they fail to devote sufficient time and resources to the marketing of such product candidates, or if their performance is substandard, it will adversely affect the sale of our product candidates.

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

We depend on a small number of collaborators for most of our current revenue. The loss of our collaborators could result in a substantial decline in our revenue.

We have collaborations with a limited number of companies. To date, almost all of our revenue has resulted from payments made under agreements with our corporate collaborators, and we expect that most of our future revenue and substantial amounts of cash used to fund our operations will continue to come from corporate collaborations until the approval and commercialization of one or more of our product candidates and even then we may still be highly dependent on the activities of a collaborator to derive revenue from the approved product. For example, if brentuximab vedotin receives the required regulatory approvals, our revenues will still depend in part on Millennium’s ability and willingness to market the approved product outside of the United States and Canada. The loss of our collaborators, especially Millennium, or the failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our financial performance. Payments under our existing and future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the development of our product candidates.

We do not currently have the internal ability to manufacture the drug products that we need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply our drug products. For the monoclonal antibody used in brentuximab vedotin, we have contracted with Abbott Laboratories for clinical and potential future commercial supplies and we have entered into a manufacturing and supply agreement with Pierre Fabre Medicament Production, S.A.S. for the cGMP fill/finish manufacture of commercial quantities of brentuximab vedotin. For brentuximab vedotin and other ADCs, several contract manufacturers, including AMRI and SAFC, supply us with drug-linker and other contract manufacturers, including Piramal, perform conjugation of the drug-linker to the antibody. For clinical supply of our other product candidates, we have contracted with several suppliers, including Abbott Laboratories, AMRI, Baxter, Lonza Sales AG, Laureate Pharma, and SAFC. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including shipping and storage of our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of our product candidates for use in our clinical trials. If our contract manufacturers or other third parties fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates. In addition, we depend on outside vendors for the supply of raw materials used to produce our product candidates. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our product candidates manufactured and to conduct preclinical testing and clinical trials of our product candidates would be adversely affected.

Although we have established our commercial scale supply chain for brentuximab vedotin, we do not yet have all of the agreements necessary for the supply of our product candidates in quantities sufficient for commercial sale and we may not be able to establish or maintain sufficient commercial manufacturing arrangements on commercially reasonable terms. In addition, we have committed to provide Millennium with their needs of brentuximab vedotin for a limited period of time, which may require us to arrange for additional manufacturing supply. Securing commercial quantities of our product candidates from contract manufacturers will require us to commit significant capital and resources. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties. In addition, contract manufacturers have a limited number of facilities in which our product candidates can be produced and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions could result in the cancellation of shipments, loss of product in the manufacturing process, a shortfall in available product candidates or the inability to sell our products in the U.S. or abroad.

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

Our ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, has not been incorporated into a commercial product. This ADC technology is used in our brentuximab vedotin, SGN-75, ASG-5ME and SGN-19A product candidates and is the basis of our collaborations with Agensys, Bayer, Celldex, Daiichi Sankyo, Genentech, Genmab, GSK, Millennium, Pfizer and Progenics. We and our corporate collaborators are conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies and, although we and our collaborators have conducted clinical trials of ADC product candidates, including a pivotal trial with brentuximab vedotin, additional studies may be required before any approval of an ADC product candidate. In addition, preclinical models to study patient toxicity and anti-cancer activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human cancer and there may be substantially different results in clinical trials from the results obtained in preclinical studies. Any failures or setbacks in our ADC program, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

We have a history of net losses. We expect to continue to incur net losses and may not achieve sustained profitability for some time, if at all.

We have incurred substantial net losses in each of our years of operation and, as of December 31, 2010, we had an accumulated deficit of approximately $462 million. We expect to make substantial expenditures to further develop and potentially commercialize our product candidates, and we anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, and potential regulatory approvals and commercialization of our product candidates. Until the approval and commercialization of one or more of our product candidates, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements. In the longer term, our revenues may also include royalties from collaborations with current and potential future strategic partners and commercial product sales if any of our product candidates are approved for commercial sale. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

We may need to raise significant amounts of additional capital that may not be available to us.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities, as well as position our product candidates, specifically brentuximab vedotin, for potential regulatory approval and commercial sale. Although some of these expenditures related to brentuximab vedotin are expected to be shared with Millennium, we may need to raise significant amounts of additional capital. We may seek additional funding through public or private financings, including equity financings, and through other means, such as collaborations and license agreements. However, the global credit and financial markets continue to experience uncertainty, which, along with current economic conditions, may make it more difficult for us to raise equity and debt financing when we need it. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If adequate funds are not available to us when we need them, we will be required to delay, reduce the scope of or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

•	the timing of potential receipt of regulatory approval of brentuximab vedotin and its potential commercialization;

•	the time and costs involved in obtaining regulatory approvals, including the preparation for product commercialization;

•	the size, complexity, timing, and number of clinical programs;

•	our receipt of milestone-based payments or other revenue from our collaborations or license arrangements;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we and/or our collaborators may develop;

•	progress with clinical trials;

•	the costs associated with acquisitions or licenses of additional products, including licenses we may need to commercialize our products;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the potential costs associated with state and federal taxes;

•	the timing and cost of milestone payment obligations as our product candidates progress towards commercialization; and

•	competing technological and market developments.

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

We have entered into agreements with third-party commercial and academic institutions to license technology for use in our product candidates and ADC technology. Currently, we have license agreements with Bristol-Myers Squibb, Arizona State University, CLB-Research and Development, Mabtech, and the University of Miami, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our product candidates. In addition, continued development and commercialization of our product candidates will likely require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

If we are unable to enforce our intellectual property rights or if we fail to sustain and further build our intellectual property rights, we may not be able to commercialize our product candidates, and competitors may be able to develop competing therapies.

Our success depends, in part, on obtaining and maintaining patent protection and successfully enforcing these patents and defending them against third-party challenges in the United States and other countries. We own multiple U.S. and foreign patents and pending patent applications for our technologies. We also have rights to issued U.S. patents, patent applications, and their foreign counterparts, relating to our monoclonal antibody and drug-based technologies. Our rights to these patents and patent applications are derived in part from worldwide licenses from Bristol-Myers Squibb and Arizona State University, among others. In addition, we have licensed our U.S. and foreign patents and patent applications to third parties.

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

We are from time to time involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, U.S. Patent and Trademark Office interference or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the United States and elsewhere. For example, we are currently involved in a pending patent opposition proceeding against our European patent, EP Patent No. 1347730, which covers the use of certain CD30 antibodies and conjugates, including brentuximab vedotin, for the treatment of Hodgkin lymphoma. These proceedings are costly and time consuming. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators. For example, the possible invalidation of our European patent or amendment of its granted claims could adversely affect our ability to restrict third party products from competing with brentuximab vedotin, if approved for commercial sale in the European Union. Furthermore, if such challenges to our rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing potential products, which could adversely affect our business and results of operations. In addition, we may challenge the patent or other intellectual property rights of third parties and if we are unsuccessful in actions we bring against the rights of such parties, through litigation or otherwise, and it is determined that we infringe the intellectual property rights of such parties, we may be prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those rights or develop or obtain alternative technologies, any of which could harm our business.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that Novartis submitted their product candidate panobinostat for marketing approval with the FDA for relapsed or refractory Hodgkin lymphoma prior to our submission of a BLA seeking approval of brentuximab vedotin for the same indication. Consequently, Novartis could have an advantage over us in sales and marketing of panobinostat because it could be the first to market its product for that indication and sell its product before us. In addition to Novartis, we believe that companies including Allos Therapeutics, Amgen, Bayer, Biogen IDEC, Bristol-Myers Squibb, Celgene, Cephalon, Eisai, Genentech, Genzyme, ImmunoGen, Millennium, Micromet, and Pfizer are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including Bristol-Myers Squibb, ImmunoGen and Pfizer, have ADC technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive. Our competitors may, among other things:

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

If any of our facilities are damaged or our clinical, research and development or other business processes interrupted, our business could be seriously harmed.

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

If we experience a significant disruption in our information technology systems our business could be adversely affected.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and we expect them to occur again in the future and as a result we may be required to make changes in our accounting policies. Those changes could adversely affect our reported revenues and expenses, future profitability or financial position. Compliance with new regulations regarding corporate governance and public disclosure may result in additional expenses. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from science and business activities to compliance activities.

Global credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash equivalents, short-term investments and long-term investments, including auction rate securities, and our ability to fund our planned operations.

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for investments in United States government and agency securities, high-grade corporate bonds, taxable municipal bonds, mortgage-backed securities, auction rate securities, or ARS, commercial paper and money market accounts. As a result of the uncertain global credit and financial market conditions, investments in some financial instruments, such as mortgage-backed securities and ARS, pose risks arising from liquidity and credit concerns. For example, as of December 31, 2010 we held ARS valued at $13.0 million that have failed at auction and are currently illiquid. Given that future deterioration in the global credit and financial markets is a possibility, no assurance can be made that losses, failed auctions or other significant deterioration in the fair value of our cash equivalents, short-term or long-term investments or ARS will not occur. If any such losses, failed auctions or other significant deteriorations occur, it may negatively impact or impair our current portfolio of cash equivalents, short-term and long-term investments and our ability to fund our planned operations. Further, unless and until the current global credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss.

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value.

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the fourth quarter of 2010, our closing stock price fluctuated between $13.77 and $17.35 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	announcements concerning the BLA we recently submitted to the FDA for brentuximab vedotin or any other regulatory submissions we may in the future plan or determine to make;

•	announcements regarding the results of discovery efforts and preclinical and clinical data by us or our competitors;

•	termination of or changes in our existing collaborations or licensing arrangements, especially our brentuximab vedotin collaboration with Millennium;

•	establishment of new collaboration, partnering or licensing arrangements, or the termination or completion of any collaborations or other arrangements, by us or our competitors;

•

announcements of FDA approval or non-approval of our product candidates or the recommendations of any FDA advisory committees regarding the approval or non-approval of any of our product candidates, or delays in the FDA review process;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our ability to raise additional capital when we need it and the terms upon which we may raise any additional capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.

The stock markets in general, and the markets for biotechnology stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. The financial markets continue to face significant uncertainty, resulting in a decline in investor confidence and concerns about the proper functioning of the securities markets, which decline in general investor confidence resulted in depressed stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of our clinical trials or our development and commercialization efforts.

Our existing stockholders have significant control of our management and affairs.

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 54 percent of our voting power as of December 31, 2010. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

In June 2007, we entered into an operating lease for approximately 25,000 square feet of additional office space adjacent to our headquarters. The lease expires in June 2018 with two extension options, the first option period for three years and the second option period for seven years. The lease allows for options to terminate the lease effective June 2011 or June 2014. In July 2008, we amended this lease to include an additional 25,000 square feet of office space under the same terms as the original lease.

Item 3. Legal Proceedings.

From time to time in the ordinary course of business we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to the defense and enforcement of our patent or other intellectual property rights. These proceedings are costly and time consuming. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators. While we currently believe that the pending legal proceedings with which we are currently involved will not have a material adverse effect on our business, financial position or results of operations, management’s view of these proceedings may change in the future or we could otherwise become involved in future legal proceedings that could result in a material adverse effect on our business, financial condition and results of operations.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Our Common Stock

Our common stock is traded on The NASDAQ Global Select Market under the symbol “SGEN.” As of February 25, 2011, there were 113,252,590 shares of our common stock outstanding, which were held by approximately 118 holders of record of our common stock. On February 25, 2011, the closing price of our common stock as reported on The NASDAQ Global Select Market was $15.16 per share.

The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock as reported on The NASDAQ Global Market or The NASDAQ Global Select Market, as applicable:

	High	Low
2009
First Quarter	$10.78	$7.00
Second Quarter	10.47	7.91
Third Quarter	14.94	8.62
Fourth Quarter	14.06	8.26
2010
First Quarter	$12.60	$9.24
Second Quarter	13.68	10.25
Third Quarter	15.68	11.27
Fourth Quarter	18.05	13.70
2011
First Quarter (through February 25, 2011)	$17.45	$14.51

Dividend Policy

We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

Sales of Unregistered Securities and Issuer Repurchases of Securities

Other than sales disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not make any unregistered sales of shares of our common stock in 2010. In addition, we did not repurchase any of our equity securities during the fourth quarter of 2010.

Stock Performance Graph

We show below the cumulative total return to our stockholders during the period from December 31, 2005 through December 31, 2010 in comparison to the cumulative return on The NASDAQ Pharmaceutical Index, The NASDAQ Composite Index and The NASDAQ Biotechnology Index during that same period. The results assume that $100 was invested on December 31, 2005 in our common stock and each of the indexes listed above, including reinvestment of dividends, if any.

	Years ended
	12/05	12/06	12/07	12/08	12/09	12/10
Seattle Genetics, Inc.	100.00	112.92	241.53	189.41	215.25	316.74
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Pharmaceutical	100.00	101.61	94.58	87.40	95.29	101.44
NASDAQ Biotechnology	100.00	99.71	103.09	96.34	106.49	114.80

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

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2010, 2009 and 2008 and Consolidated Balance Sheet data as of December 31, 2010 and 2009 have been derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2007 and 2006 and Consolidated Balance Sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues from collaboration and license agreements	$107,470	$51,965	$35,236	$22,420	$10,005
Operating expenses:
Research and development	146,410	119,139	110,944	64,828	40,136
General and administrative	29,258	17,683	16,078	13,237	10,074

Loss from operations	(68,198)	(84,857)	(91,786)	(55,645)	(40,205)
Investment income, net	1,933	3,174	6,285	6,713	4,190

Net loss	$(66,265)	$(81,683)	$(85,501)	$(48,932)	$(36,015)

Basic and diluted net loss per share attributable to common stockholders	$(0.66)	$(0.90)	$(1.09)	$(0.80)	$(0.74)

Weighted-average shares used in computing basic and diluted net loss per share	101,055	90,988	78,724	61,293	48,659

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$294,840	$287,730	$160,708	$129,584	$86,573
Working capital	249,295	244,081	70,496	90,003	76,880
Total assets	329,936	388,333	187,717	148,530	97,695
Stockholders’ equity	161,518	206,200	79,018	53,986	88,234

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical stage biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for cancer and autoimmune diseases. Our lead product candidate, brentuximab vedotin (SGN-35), is being developed for the treatment of diseases that express an antigen called CD30 present on multiple cancer types, including Hodgkin lymphoma and systemic anaplastic large cell lymphoma, or sALCL. We recently announced data from a pivotal clinical trial of brentuximab vedotin for patients with relapsed or refractory Hodgkin lymphoma. The trial was conducted under a special protocol assessment, or SPA, with the U.S. Food and Drug Administration, or FDA. In the pivotal trial, 75 percent of the patients achieved an objective response as assessed by an independent central review, which was the primary endpoint in the trial, and the median duration of response was 29 weeks as assessed by independent central review and 47 weeks as assessed by investigators. Thirty-four percent of the patients participating in the pivotal trial achieved a complete remission. We also recently reported data from a phase II clinical trial of brentuximab vedotin for patients with relapsed or refractory sALCL. In the phase II sALCL trial, 86 percent of the patients achieved an objective response as assessed by an independent central review, which was the primary endpoint in the trial. The median duration of response for the phase II sALCL trial had not yet been reached at a median follow up on study of approximately six months. Fifty-three percent of the patients in the phase II sALCL trial achieved a complete remission. We recently submitted a Biologics License Application, or BLA, to the FDA seeking approval of brentuximab vedotin as a treatment for both relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL. Brentuximab vedotin is empowered by our proprietary antibody-drug conjugate, or ADC, technology comprising highly potent synthetic drugs and stable linkers for attaching the drugs to monoclonal antibodies. In addition, we have four other clinical-stage programs: SGN-75, ASG-5ME, dacetuzumab (SGN-40), and SGN-70. In September 2010, we announced that our phase IIb clinical trial of lintuzumab (SGN-33) in combination with low-dose cytarabine chemotherapy in older patients with acute myeloid leukemia, or AML, did not meet its primary endpoint of extending overall survival. As a result of the outcome of this trial, we have discontinued our lintuzumab development program.

In December 2009, we entered into a collaboration agreement with Millennium: The Takeda Oncology Company, or Millennium, to develop and commercialize brentuximab vedotin. Under this collaboration, Seattle Genetics has retained all commercial rights for brentuximab vedotin in the United States and its territories and in Canada, and Millennium has commercial rights in the rest of the world. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including Bayer Pharmaceuticals Corporation, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Millennium, Pfizer, Inc., or Pfizer, and PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; as well as ADC co-development agreements with Agensys Inc., an affiliate of Astellas Pharma Inc., or Agensys, and Genmab A/S, or Genmab.

Although we recently submitted a BLA to the FDA to seek approval of brentuximab vedotin as a treatment for both relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL, we do not currently have any commercial products for sale. Our other product candidates are in relatively early stages of development. As of December 31, 2010, we had an accumulated deficit of $462.0 million. Over the next several years, we expect that we will incur substantial expenses, primarily the result of activities related to the potential regulatory approval and commercialization of brentuximab vedotin, including preparation for commercial manufacturing. We will also continue to invest in research, development and manufacturing as we plan to move toward potential commercialization of our other product candidates. Our commitment of resources to the approval and commercialization activities for brentuximab vedotin and the research and continued development and potential commercialization of our other product candidates may require us to raise substantial amounts of additional capital and our operating expenses will also likely increase as a result of such activities. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards potential commercialization. We expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Until such time as we have successfully commercialized a product candidate, if ever, our revenues will also depend on the achievement of development and clinical milestones under our existing collaboration and license agreements, particularly our brentuximab vedotin collaboration with Millennium, as well as entering into new collaboration and license agreements. A substantial portion of our revenues in 2008, 2009 and 2010 resulted from our dacetuzumab collaboration agreement with Genentech. This collaboration ended in 2010 and contributed approximately $70 million of our revenue during the first half of 2010. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as indicative of our future performance.

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

Revenue Recognition.    We have entered into licensing and collaboration agreements that contain multiple revenue elements including upfront payments, license fees, milestone payments, royalties, maintenance fees and payments for the delivery of supplies or services provided. Each agreement may contain some or all of these elements. Revenue recognition is predicated upon persuasive evidence of an agreement existing, delivery of materials or services being rendered, amounts payable being fixed or determinable, and collectibility being reasonably assured. Agreements that include multiple elements are evaluated to determine whether the associated deliverables can be considered separate units of accounting. In order to be considered a separate unit of accounting, a deliverable must have standalone value to the customer and we must have objective and reliable evidence of its fair value. To date, the deliverables under our collaboration agreements have not qualified as separate units of accounting and amounts received or due are typically recognized as revenue over our performance obligation period under each agreement. We generally use a time-based proportional performance model to recognize revenue over our performance period. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized.

Nonrefundable upfront license payments, option and maintenance fees and milestone payments

Our collaborative agreements may include nonrefundable upfront license payments, option and maintenance fees, and payments triggered by the achievement of development milestones by the other party or by us. When we have substantive continuing performance obligations under an arrangement, revenue is recognized over the performance period of the obligations. Under the time-based proportional performance method, revenue is recognized over the term of our estimated performance period under the agreement based on the elapsed time compared to the total estimated performance period. Changes in estimates of the total expected performance period are accounted for prospectively when a change becomes known. Revenue recognized at any point in time is limited to the amount of non-contingent payments received or due. When we have no substantive continuing performance obligations under an arrangement, we recognize revenue as the related fees become due.

Research and development services

We may also perform research and development activities on behalf of collaborative partners that are paid for by the collaborator. If the arrangement provides for other ongoing performance obligations by us or contains multiple delivery elements which do not qualify as separate units of accounting, amounts due for such services are recognized as revenue over the performance period. When no other obligation to provide services is required by us, revenue from research and development services is generally recognized as the service is provided.

Royalties

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

Investments.    We have investments in a variety of debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at estimated fair value with the related unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value of investments judged to be other than temporary are included in investment income. To date, we have not deemed it necessary to record any charges related to other-than-temporary declines in the estimated fair values of our marketable debt securities. The fair value of our investments is subject to volatility. Declines in the fair value of our investments judged to be other than temporary could adversely affect our future operating results. We estimate fair values in accordance with a hierarchy prescribed by GAAP. This hierarchy prioritizes the inputs and assumptions used, and the valuation techniques used to measure fair value. As described below under “Liquidity and capital resources” we use a probability-weighted discounted cash flow analysis to value our investment in auction rate securities.

Accrued Expenses.    As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of services performed and the associated costs incurred for such services where we have not yet been invoiced or otherwise notified of actual cost. We record these estimates in our consolidated financial statements as of each balance sheet date. Examples of estimated accrued expenses include fees due to contract research organizations and other costs in conjunction with clinical trials, fees due in conjunction with manufacturing our product candidates and professional service fees.

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

Share-based Compensation.    We expense the fair value of share-based payment transactions in our consolidated financial statements. We use the Black-Scholes option pricing model to determine the fair value of options on the date of grant which requires certain estimates to be made by management, including the expected forfeiture rate and expected term of the options. Management also makes decisions regarding the method of calculating the expected stock price volatility and the risk free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost.

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

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

Revenues

Total revenues in 2010 increased by 107% to $107.5 million from 2009, and increased by 47% in 2009 to $52.0 million from 2008. Our revenues reflect the earned portion of payments received under the dacetuzumab collaboration agreement with Genentech entered into in January 2007, our brentuximab vedotin collaboration agreement with Millennium entered into in December 2009, and our ADC collaborations. These payments include technology access and maintenance fees, milestone payments and reimbursement payments. Revenues are summarized by collaborator as follows:

Collaboration and license agreement revenue by collaborator ($ in thousands)				Annual percentage change
	2010	2009	2008	2010/2009	2009/2008
Genentech	$82,819	$41,594	$28,544	99%	46%
Millennium	16,040	1,690	—	849%	N/A (1)
GSK	3,013	—	—	N/A (1)	N/A (1)
Agensys	2,256	4,029	—	(44)%	N/A (1)
Daiichi Sankyo	2,058	1,779	797	16%	123%
Other collaborators	1,284	2,873	5,895	(55)%	(51)%

Total	$107,470	$51,965	$35,236	107%	47%

(1)	No amount in comparable period.

Our revenues are impacted by the term and duration of our collaboration agreements and by progress-dependent milestones, annual maintenance fees and reimbursement of materials and support services as our collaborators advance their ADC product candidates through the development process. Revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, the timing of milestones achieved, and our ability to enter into additional collaboration agreements. We expect revenues related to Millennium to increase as a result of the recognition of amounts earned as we fulfill our performance obligations under the brentuximab vedotin collaboration agreement. However, total collaboration revenues are expected to be substantially lower in 2011 compared to 2010 as a result of revenue recognized in the first half of 2010 related to the dacetuzumab collaboration with Genentech that has ended. We have a significant balance of deferred revenue, representing prior payments from other collaborators that have not yet been recognized as revenue. This deferred revenue will be recognized as revenue in future periods using a time-based approach as we fulfill our performance obligations.

Product Collaboration Agreements

Genentech

Revenues earned under our dacetuzumab and our ADC collaborations with Genentech represented 77% of our total revenues in 2010, 80% of our total revenues in 2009 and 81% of our total revenues in 2008. Revenues from Genentech increased in 2010 and 2009 reflecting amounts earned under the dacetuzumab collaboration entered into in January 2007 and its earlier than anticipated completion in 2010.

Under the terms of the dacetuzumab agreement, we received an upfront payment of $60 million and progress-dependent milestone payments of $20 million. Genentech also funded ongoing research, development and manufacturing costs for dacetuzumab under the collaboration. In December 2009, Genentech provided the requisite six-month notice to us of its election to terminate the collaboration effective June 8, 2010. As a result, the remaining performance obligation period under the collaboration was shortened to six months. All deferred revenue, representing payments received in advance of the culmination of the earnings process ($66.8 million as of December 31, 2009) was fully recognized as revenue using a time-based method over the remaining term of the agreement. Genentech remains responsible for funding development costs associated with completing all clinical trials for dacetuzumab that were ongoing as of the effective date of termination. These clinical trials have been substantially completed as of December 31, 2010. Our ADC collaboration with Genentech was unaffected by this termination.

Millennium

In December 2009, we entered into a collaboration agreement with Millennium to develop and commercialize brentuximab vedotin, under which Seattle Genetics has commercial rights in the United States and its territories and Canada, and Millennium has commercial rights in the rest of the world. Under the collaboration, we received an upfront payment of $60 million, and we are entitled to receive progress- and sales-dependent milestone payments in addition to tiered royalties starting in the mid-teens and escalating to the mid-twenties based on net sales of brentuximab vedotin within Millennium’s licensed territories, subject to offsets for royalties paid by Millennium to third parties. We and Millennium are each funding 50 percent of the joint development costs under the collaboration. In Japan, Millennium is solely responsible for development costs. The upfront fee and other payments received are deferred and recognized as revenue over the development term of the collaboration agreement, currently estimated at eight years, using a time-based approach.

ADC Collaboration Agreements

We have entered into collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including Bayer, Celldex, Daiichi Sankyo, Genentech, GSK, Millennium, Pfizer and Progenics. We receive upfront cash payments, progress-dependent milestones, annual maintenance fees and support fees for research and development services and material provided under the agreements. We are also entitled to receive royalties on net sales of products incorporating our ADC technology. Payments received are deferred and recognized as revenue over the development term of the related collaboration agreement using a time-based approach. Our collaboration partners are responsible for research, product development, manufacturing and commercialization of all products under the agreements.

Collaboration and Co-Development Agreement with Agensys

In January 2007, we entered into an agreement with Agensys to jointly research, develop and commercialize ADCs for cancer. The agreement was expanded and modified in November 2009. In connection with the expanded agreement, Agensys paid us an upfront payment of $12 million. Agensys will conduct preclinical studies aimed at identifying ADC product candidates for multiple designated antigens. We are currently co-developing ASG-5ME, and we have the right to exercise a co-development option for two additional ADC product candidates upon submission of an IND. Agensys has the right to develop and commercialize the other ADC product candidates on its own, subject to paying us fees, milestones, royalties and support fees for research and development services and material provided under the agreement. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. Amounts received for product candidates being developed solely by Agensys will be recognized as revenue over the development term of the modified collaboration agreement using a time-based approach.

Revenue from other collaborators primarily included ADC collaboration agreements that generated lower amounts of revenue during the periods presented.

Research and development

Research and development expenses increased 23% to $146.4 million in 2010 from 2009, and increased 7% to $119.1 million in 2009 from 2008. Our research and development expenses are summarized as follows:

Research and development ($ in thousands)				Annual percentage change
	2010	2009	2008	2010/2009	2009/2008
Research	$19,036	$12,423	$15,219	53%	(18)%
Development and contract manufacturing	60,479	43,549	40,253	39%	8%
Clinical	58,665	55,855	49,058	5%	14%
Share-based compensation expense	8,230	7,312	6,414	13%	14%

Total	$146,410	$119,139	$110,944	23%	7%

Research expenses include, among other things, personnel, occupancy and laboratory expenses and technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies and the development of novel classes of stable linkers and potent cell-killing drugs for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies. Research expenses increased 53% during 2010 from 2009 due primarily to technology access fees. Research expenses decreased during 2009 from 2008 resulting from the reallocation of staffing to our development groups and reduced lab supplies costs as we focused more of our resources on product development, manufacturing and clinical activities.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and manufacturing of drug product for use in our clinical trials as well as conformance lot and chemistry, manufacturing and controls, or CMC, activities in support of our recent BLA submission to the FDA for brentuximab vedotin. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment services of our product candidates. Development and contract manufacturing costs increased 39% to $60.5 million in 2010 from 2009, and 8% to $43.5 million in 2009 from 2008. These increases were primarily driven by increased manufacturing activities, including increased brentuximab vedotin and lintuzumab manufacturing activities in 2010, and increased brentuximab vedotin manufacturing activities in 2009. Development and contract manufacturing expenses also increased in both periods as a result of higher compensation costs related to an increase in staffing levels.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including clinical site expenses, clinical research organization charges, contractors and regulatory activities associated with conducting human clinical trials, including IND-enabling pharmacology and toxicology studies. Clinical costs increased 5% to $58.7 million in 2010 from 2009, and increased 14% to $55.9 million in 2009 from 2008 as we expanded the scope of clinical activities for the brentuximab vedotin program. Clinical trial expenses for dacetuzumab and lintuzumab decreased during 2010 as trials were completed. In addition, compensation costs increased in both 2010 and 2009 as a result of increased staffing levels.

Share-based compensation expense reflects the non-cash charge associated with stock options and the employee stock purchase plan. The fair value of all employee share-based payments is charged to expense over the vesting period of the related share-based payment. Share-based compensation expense increased 13% to $8.2 million in 2010 from 2009 and 14% to $7.3 million in 2009 from 2008. The increase for 2010 was primarily due to a higher average value per optioned share primarily attributable to increases in our stock price. The increase for 2009 was due to a larger number of optioned shares subject to expense recognition as a result of increased staffing levels.

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

The following table shows expenses incurred for research, contract manufacturing of our product candidates and clinical and regulatory services provided by third parties as well as milestone payments for in-licensed technology for each of our product candidates. The table also presents other costs and overhead consisting of personnel, facilities and other indirect costs not directly charged to development programs:

Product candidates ($ in thousands)				Annual Percentage Change		(5 years) January 1, 2006 to December 31, 2010
	2010	2009	2008	2010/2009	2009/2008
Brentuximab vedotin (SGN-35)	$54,079	$30,983	$17,090	75%	81%	$106,574
Lintuzumab (SGN-33)	11,250	9,604	14,740	17%	(35)%	46,396
SGN-75	4,339	2,454	2,929	77%	(16)%	10,141
Dacetuzumab (SGN-40)	2,523	13,848	19,134	(82)%	(28)%	45,825
ASG-5ME	2,448	3,111	663	(21)%	369%	6,381
SGN-70	226	840	1,868	(73)%	(55)%	10,243

Total third party costs	74,865	60,840	56,424	23%	8%	225,560
Other costs and overhead	63,315	50,987	48,106	24%	6%	225,540
Share-based compensation expense	8,230	7,312	6,414	13%	14%	30,357

Total research and development expenses	$146,410	$119,139	$110,944	23%	7%	$481,457

Third party costs for brentuximab vedotin increased by 75% in 2010 from 2009, due to expanded manufacturing and clinical trials costs. Increased clinical trials costs reflect our pivotal trial in patients with relapsed or refractory Hodgkin lymphoma that was initiated in early 2009, our phase II clinical trial in patients with relapsed or refractory sALCL, the phase III AETHERA clinical trial for post-transplant Hodgkin lymphoma patients as well as several other clinical trials. Increased manufacturing costs include the costs of resupply of drug product for clinical trials and manufacturing activities in support of the recent BLA submission to the FDA for brentuximab vedotin. Third party costs for brentuximab vedotin increased 81% in 2009 from 2008, primarily due to increased clinical trials and manufacturing costs. Increased clinical trials costs in 2009 related to our pivotal trial in patients with relapsed or refractory Hodgkin lymphoma and our phase II clinical trial in patients with relapsed or refractory sALCL, together with phase I clinical trials. Increased manufacturing costs include the costs of resupply of drug product for clinical trials and manufacturing activities in support of the recent BLA submission to the FDA for brentuximab vedotin.

Third party costs for lintuzumab increased by 17% in 2010 from 2009. This increase was due to higher manufacturing costs offset by decreased clinical trial costs related to the phase IIb trial evaluating the combination of lintuzumab with low-dose cytarabine in patients with AML, which was completed in 2010. Our third party costs for lintuzumab decreased by 35% in 2009 from 2008. This decrease was due to decreased clinical trial costs, primarily related to the ongoing phase IIb trial evaluating the combination of lintuzumab with low-dose cytarabine in patients with AML, which completed patient enrollment in early 2009.

Third party costs for SGN-75 increased by 77% in 2010 compared to 2009 as a result of the phase I clinical trial that was initiated in late 2009 and additional manufacturing costs incurred to support the clinical trial. Third party costs decreased by 16% in 2009 compared to 2008 reflecting higher pharmacology/toxicology activities and manufacturing costs incurred in 2008 to enable the IND submission that occurred in 2009.

Third party costs for dacetuzumab decreased by 82% in 2010 from 2009 and decreased by 28% in 2009 from 2008. The decreases in dacetuzumab expenses reflect lower manufacturing costs in 2009 and lower clinical trials costs in 2010. Under our dacetuzumab collaboration agreement, Genentech reimbursed us for activities that we performed under the agreement. The collaboration ended in 2010.

Third party costs for ASG-5ME decreased by 21% in 2010 from 2009 primarily as a result of 2009 costs incurred in preparation for two phase I clinical trials, which began enrolling patients in 2010. Third party costs increased by 369% in 2009 from 2008 primarily as a result of manufacturing activities to support trials initiated in 2010.

Our third party costs for SGN-70 decreased in 2010 and in 2009. The decrease in 2010 reflects lower clinical trial costs as we have completed our phase I clinical trial. The decrease in 2009 reflected lower pharmacology/toxicology and clinical trials costs.

Other costs and overhead included costs associated with personnel and facilities. These costs increased by 24% in 2010 and 6% in 2009, primarily reflecting an increase in staffing levels in our development and clinical groups from the comparable prior year periods.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our product candidates toward commercialization, the product candidates are tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

•	the number of patients required in our clinical trials;

•	the length of time required to enroll trial participants;

•	the number and location of sites included in the trials;

•	the costs of producing supplies of the product candidates needed for clinical trials and regulatory submissions;

•	the safety and efficacy profile of the product candidate;

•	the use of clinical research organizations to assist with the management of the trials; and

•	the costs and timing of, and the ability to secure, regulatory approvals.

Furthermore, our strategy has included entering into collaborations with third parties to participate in the development and commercialization of some of our product candidates. In these situations, the preclinical development or clinical trial process for a product candidate and the estimated completion date may largely be under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

We anticipate that our total research and development expenses will increase in the foreseeable future as we continue to seek regulatory approval for and prepare for the potential commercialization of brentuximab vedotin, as well as continue our preclinical and clinical activities for our other product candidates. In particular, we expect that development costs for brentuximab vedotin, SGN-75, ASG-5ME and SGN-19A will increase in 2011 compared to 2010. We expect our development costs for dacetuzumab and lintuzumab to decrease in 2011 compared to 2010. The lintuzumab program has been discontinued and we are considering potential next steps for the dacetuzumab program while we evaluate available clinical and preclinical data. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

General and administrative

General and administrative ($ in thousands)				Annual percentage change
	2010	2009	2008	2010/2009	2009/2008
General and administrative, excluding share-based compensation expense	$23,158	$13,146	$12,080	76%	9%
Share-based compensation expense	6,100	4,537	3,998	34%	13%

Total general and administrative expenses	$29,258	$17,683	$16,078	65%	10%

Total general and administrative expenses increased 65% to $29.3 million in 2010, and increased 10% to $17.7 million in 2009. General and administrative expenses, excluding share-based compensation expense, increased 76% in 2010 from 2009, and increased 9% in 2009 from 2008. The increase in 2010 is attributable to costs incurred in preparation for the potential commercial launch of brentuximab vedotin, including higher staffing levels and third party consulting activities. The increase in 2009 was primarily attributable to compensation costs related to higher staffing levels. Share-based compensation expense reflects the non-cash charge associated with stock options and our employee stock purchase plan. The fair value of all employee share-based payments is charged to expense over the vesting period of the related share-based payment. Share-based compensation expense included in general and administrative expenses increased 34% to $6.1 million in 2010 from 2009, and 13% to $4.5 million in 2009 from 2008. The increase for 2010 was attributable to a larger number of optioned shares subject to expense recognition as a result of our increased staffing level and a higher weighted-average grant date fair value of stock options expensed compared to 2009. The increase for 2009 was primarily attributable to a larger number of optioned shares subject to expense recognition during 2009 as a result of our higher staffing level. We anticipate that general and administrative expenses will continue to increase as we prepare for the potential commercial launch of brentuximab vedotin and continue to establish our commercial infrastructure.

Investment income, net

Investment income, net ($ in thousands)				Annual percentage change
	2010	2009	2008	2010/2009	2009/2008
Total	$1,933	$3,174	$6,285	(39)%	(49)%

Investment income decreased 39% to $1.9 million in 2010 and decreased 49% to $3.2 million in 2009 reflecting lower average yields on our investments, partially offset by higher average investment balances. We expect investment income in 2011 to decrease from 2010 levels as we expect a further lowering of the yield earned on our investments, partially offset by higher investment balances.

Liquidity and capital resources

	December 31,
Selected cash flow and balance sheet data ($ in thousands)	2010	2009	2008
Cash, cash equivalents and short-term and long-term investments	$294,840	$287,730	$160,708
Working capital	249,295	244,081	70,496
Stockholders’ equity	161,518	206,200	79,018

	Years ended December 31,
	2010	2009	2008
Cash provided by (used in):
Operating activities	$6,834	$(61,783)	$(62,630)
Investing activities	(11,570)	(147,418)	(67,828)
Financing activities	7,377	196,887	101,614

We have financed the majority of our operations through the issuance of equity securities and by amounts received pursuant to our dacetuzumab collaboration agreement with Genentech, our brentuximab vedotin collaboration with Millennium and our ADC collaborations. To a lesser degree, we have also financed our operations through interest earned on cash, cash equivalents and investment securities. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

Our combined cash, cash equivalents and investment securities increased to $294.8 million at December 31, 2010, compared to $287.7 million at December 31, 2009, and $160.7 million at December 31, 2008. These increases reflect proceeds from the sale of common stock totaling $7.4 million in 2010, $196.9 million in 2009, and $101.6 million in 2008. During 2010, we generated $6.8 million from operating activities reflecting a $60 million upfront payment and development cost reimbursement payments received under our brentuximab vedotin collaboration with Millennium and more than $40 million in upfront and licensing payments under our ADC collaborations. We used $61.8 million to fund our operating activities in 2009 and used $62.6 million in 2008. Our working capital was $249.3 million at December 31, 2010, compared to $244.1 million at December 31, 2009 and $70.5 million at December 31, 2008. We have structured our investment portfolio to provide working capital as needed. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate bonds, taxable municipal bonds, auction-rate securities, commercial paper and money market accounts. As of December 31, 2010, we held auction rate securities valued at $13.0 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to a successful auction process, redemption of the investment, a sale of the security in a secondary market or a negotiated or adjudicated resolution. Each of the securities continues to pay interest according to the stated terms on a monthly basis. The interest rate on these auction rate securities is no longer established based on an auction process but is established according to the terms of the issue. As of December 31, 2010, the interest rate of each of the auction rate securities was set at the 30-day London Interbank Offering rate plus 225 basis points. We consider the market for these securities to be inactive and distressed. Accordingly, fair value for the auction rate securities has been determined based on a probability-weighted discounted cash flow analysis. This analysis relies upon certain estimates, including the probability-weighted term to an orderly liquidation and the discount rate applied to future cash flows. The discount rate used to determine fair value is based on the observed comparable yield of securities with similar characteristics, adjusted for illiquidity, credit risk and other factors. Due to the expected time to a liquidation event, investments in auction rate securities are presented as long-term investments in the accompanying condensed consolidated balance sheets.

We believe it is more likely than not that we have the ability to hold, and intend to hold, these investments until they recover substantially all of their cost basis. This belief is based on our current assessment of our available cash, expected operating cash requirements, future operating plans and assessment of the individual securities and general market conditions. We periodically assess this conclusion based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, further deterioration of the credit rating of the investment, market risk and other factors. Any such future reassessment that results in a conclusion that the unrealized losses on these investments are other than temporary would result in a write down in the fair value of these investments. Such a write down would be recognized in our operating results.

Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of December 31, 2010, our cash, cash equivalents and investment securities are presented net of a cumulative $1.4 million unrealized loss. This amount represents the difference between our amortized cost and the fair market value of the investments and is included in accumulated other comprehensive loss. As of December 31, 2010, we had $281.8 million held in cash reserves or debt securities scheduled to mature within the next twelve months.

Included in net cash used in investing activities in 2010 are capital expenditures related to the purchase of laboratory equipment in support of our research and development activities and for leasehold improvements. We expect that our 2011 capital expenditures will increase compared to 2010 as we expand our facilities to accommodate our growth.

At our currently planned spending rate, we believe that our financial resources, including the $168.0 million in net proceeds received from our recently completed public offering of our common stock, together with the fees, milestone payments and reimbursements we expect to earn under our existing collaboration and license agreements, will be sufficient to fund our operations into at least 2013. This forecast does not take into account any revenues from potential sales of brentuximab vedotin, which we expect may extend the sufficiency of our financial resources. Although we recently submitted a BLA to the FDA seeking marketing approval of brentuximab vedotin, we cannot predict with certainty when, or whether, such approval will be received or the timing or success of its potential commercialization. In addition, changes in our spending rate may occur that would consume available capital resources sooner, such as increased manufacturing and clinical trial expenses and the expansion of our sales and marketing organization preceding the potential commercialization of brentuximab vedotin. Additionally, we may not receive the payments that we currently expect under our existing collaboration and license agreements, including the brentuximab vedotin collaboration agreement with Millennium, which may shorten the timeframe through which we are able to fund operations. For example, in the event of a termination of the brentuximab vedotin collaboration agreement with Millennium, we would not receive development cost sharing payments, nor would we receive milestone payments or royalties for the development or sale of brentuximab vedotin.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities, as well as position our product candidates, specifically brentuximab vedotin, for potential regulatory approval and commercial sale, and we may therefore need to raise significant amounts of additional capital. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.

We anticipate that our revenues from collaboration and license agreements will be in the range of $40 million to $45 million in 2011 and will be generated from fees, milestones and reimbursements earned through our brentuximab vedotin and ADC collaborations. Total 2011 operating expenses are expected to be in the range of $230 million to $260 million. Operating expenses will be primarily directed towards brentuximab vedotin development and commercialization activities, as well as development and clinical activities for SGN-75,

ASG-5ME and SGN-19A. Development expenses incurred by us under the brentuximab vedotin collaboration with Millennium are recognized as expense as incurred. Millennium will co-fund 50% of the joint development costs incurred under the collaboration. Expenses will fluctuate based upon many factors including the degree of collaborative activities, the timing of potential FDA approval of our recently submitted BLA for brentuximab vedotin and the timing of its potential commercialization, the timing of manufacturing campaigns, the number of patients enrolled in our clinical trials and the outcome of each clinical trial. Included in our 2011 operating expense estimate are non-cash amounts expected to be in the range of $23 million to $26 million, primarily attributable to share-based compensation expense. This estimate is based on a number of assumptions, including future stock prices and the number and timing of option grants.

We expect that net cash used to fund our operating activities in 2011 will be $160 million to $180 million and that we will end 2011 with more than $280 million in cash, cash equivalents and long- and short-term investments. Certain external factors may influence our cash spending, including the cost of filing and enforcing patent claims and other intellectual property rights, competing technological and market developments and the progress of our collaborators.

Commitments

Some of our manufacturing, license and collaboration agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones and the payment of royalties based on commercial product sales. We do not expect to pay royalties on net sales of products under these agreements unless and until we have a product approved for commercial sale. The amounts set forth below for any given year could be substantially higher if we make certain development progress that requires us to make milestone payments or if we receive regulatory approvals or achieve commercial sales and are required to pay royalties.

The following are our future minimum contractual commitments for the periods subsequent to December 31, 2010 (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Operating leases	$22,829	$2,795	$2,836	$2,917	$3,014	$3,113	$8,154
Manufacturing, license and other agreements	27,121	25,036	1,126	959	—	—	—

Total	$49,950	$27,831	$3,962	$3,876	$3,014	$3,113	$8,154

Operating lease obligations do not assume the exercise by us of any termination or extension options. Approximately 95% of the minimum payments under manufacturing, license and collaboration agreements represent contractual obligations related to performing Good Manufacturing Practices, or GMP, manufacturing for our product candidates. The above table excludes royalties and up to approximately $20.6 million in potential future milestone payments to third parties under license and collaboration agreements for our current development programs, which generally become due and payable only upon achievement of certain developmental, clinical, regulatory and/or commercial milestones. Milestone payments under these agreements have totaled $6.0 million through December 31, 2010. The above table also excludes contingent purchase commitments under manufacturing agreements to which we may become obligated upon commercialization of brentuximab vedotin, if approved for commercial sale. Because the achievement of future milestones and product commercialization is neither certain nor reasonably estimable with respect to timing, such contingent payments have not been included in the above table and will not be included until the event triggering such payment has occurred.

Recent accounting pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) completed an accounting standards update entitled “Milestone Method of Revenue Recognition.” This standard allows the milestone method to be used in the application of the proportional performance model when applied to revenue arrangements. Under this pronouncement an accounting policy election can be made to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This standard is effective for us beginning January 1, 2011, and may be applied either prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. We do not believe that this standard will have a significant effect on our consolidated financial statements.

In October 2009, the FASB issued an accounting standards update entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This standard prescribes the accounting treatment for arrangements that contain multiple-deliverable elements and may enable us to account for products or services (deliverables) separately rather than as a single unit in certain circumstances. Prior to this standard, only certain types of evidence were acceptable for determining the relative selling price of the deliverables under an arrangement. If that evidence was not available, the deliverables were treated as a single unit of accounting. This updated standard expands the nature of evidence which may be used to determine the relative selling price of separate deliverables to include estimation. This standard is applicable to our arrangements entered into or materially modified after December 31, 2010. We do not believe that this standard will have a significant effect on our consolidated financial statements.

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

	December 31,
	2010	2009
Short-term investments	$260,682	$242,319
Long-term investments	13,031	26,925
Other non-current assets	303	299

Total	$274,016	$269,543

Long-term investments at December 31, 2010 consisted of auction-rate securities valued at $13.0 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to a successful auction process, redemption of the investment, a sale of the security in a secondary market or a negotiated or adjudicated resolution. No assurance can be made that further downgrades, losses or other significant deterioration in the fair value of our cash equivalents, short-term or long-term investments will not occur. If any such further downgrades, losses, or other significant deteriorations occur, it may negatively impact or impair our current portfolio of cash equivalents, short-term and long-term investments.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.2 million in the fair value of our investments as of December 31, 2010. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $53,000 over the next twelve months based on our investment balance at December 31, 2010.

Foreign Currency Risk

All of our revenues and the majority of our expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. We have conducted some transactions in foreign currencies during the fiscal year ended December 31, 2010, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro and British Pound. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8. Financial Statements and Supplementary Data.

Seattle Genetics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Seattle Genetics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Seattle Genetics, Inc. and its subsidiary at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

February 28, 2011

Seattle Genetics, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$21,127	$18,486
Short-term investments	260,682	242,319
Interest receivable	782	1,350
Accounts receivable	19,279	80,122
Prepaid expenses and other	2,246	6,302

Total current assets	304,116	348,579
Property and equipment, net	12,311	12,325
Long-term investments	13,031	26,925
Other non-current assets	478	504

Total assets	$329,936	$388,333

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$25,783	$19,496
Current portion of deferred revenue	29,038	85,002

Total current liabilities	54,821	104,498

Long-term liabilities
Deferred revenue, less current portion	110,630	74,866
Deferred rent and other long-term liabilities	2,967	2,769

Total long-term liabilities	113,597	77,635

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 101,607 issued and outstanding at December 31, 2010 and 100,554 shares issued and outstanding at December 31, 2009	102	101
Additional paid-in capital	624,759	603,053
Accumulated other comprehensive loss	(1,373)	(1,249)
Accumulated deficit	(461,970)	(395,705)

Total stockholders’ equity	161,518	206,200

Total liabilities and stockholders’ equity	$329,936	$388,333

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues from collaboration and license agreements	$107,470	$51,965	$35,236

Operating expenses
Research and development	146,410	119,139	110,944
General and administrative	29,258	17,683	16,078

Total operating expenses	175,668	136,822	127,022

Loss from operations	(68,198)	(84,857)	(91,786)
Investment income, net	1,933	3,174	6,285

Net loss	$(66,265)	$(81,683)	$(85,501)

Net loss per share—basic and diluted	$(0.66)	$(0.90)	$(1.09)

Shares used in computation of net loss per share—basic and diluted	101,055	90,988	78,724

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2007	67,524	$68	$282,324	$(228,521)	$115	$53,986
Net loss	—	—	—	(85,501)	—	(85,501)
Unrealized loss	—	—	—	—	(1,493)	(1,493)

Comprehensive loss	—	—	—	—	—	(86,994)
Issuance of common stock for employee stock purchase plan	240	—	1,032	—	—	1,032
Stock option exercises	527	1	2,953	—	—	2,954
Issuance of common stock	11,500	11	97,617	—	—	97,628
Share-based compensation	—	—	10,412	—	—	10,412

Balances at December 31, 2008	79,791	80	394,338	(314,022)	(1,378)	79,018

Net loss	—	—	—	(81,683)	—	(81,683)
Unrealized gain	—	—	—	—	129	129

Comprehensive loss	—	—	—	—	—	(81,554)
Issuance of common stock for employee stock purchase plan	146	—	1,240	—	—	1,240
Stock option exercises	654	1	3,505	—	—	3,506
Issuance of common stock	19,568	20	192,121	—	—	192,141
Warrant exercise	395	—	—	—	—	—
Share-based compensation	—	—	11,849	—	—	11,849

Balances at December 31, 2009	100,554	101	603,053	(395,705)	(1,249)	206,200

Net loss	—	—	—	(66,265)	—	(66,265)
Unrealized loss	—	—	—	—	(124)	(124)

Comprehensive loss	—	—	—	—	—	(66,389)
Issuance of common stock for employee stock purchase plan	173	—	1,506	—	—	1,506
Stock option exercises	880	1	5,870	—	—	5,871
Share-based compensation	—	—	14,330	—	—	14,330

Balances at December 31, 2010	101,607	$102	$624,759	$(461,970)	$(1,373)	$161,518

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities
Net loss	$(66,265)	$(81,683)	$(85,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share-based compensation expense	14,330	11,849	10,412
Depreciation and amortization	3,562	3,260	3,415
Amortization and accretion on investments	3,429	3,622	1,669
Deferred rent and other long-term liabilities	198	1,248	1,111
Changes in operating assets and liabilities
Interest receivable	568	538	(1,130)
Accounts receivable	60,843	(71,936)	(2,198)
Prepaid expenses and other	4,056	(839)	(4,219)
Other non-current assets	26	(28)	—
Accounts payable and accrued liabilities	6,287	3,617	6,171
Deferred revenue	(20,200)	68,569	7,640

Net cash provided by (used in) operating activities	6,834	(61,783)	(62,630)

Investing activities
Purchases of securities available for sale	(453,599)	(396,840)	(154,337)
Proceeds from maturities of securities available for sale	443,256	251,919	84,393
Proceeds from sales of securities available for sale	2,321	2,092	7,000
Purchases of property and equipment	(3,548)	(4,589)	(4,884)

Net cash used in investing activities	(11,570)	(147,418)	(67,828)

Financing activities
Net proceeds from issuance of common stock	—	192,141	97,628
Proceeds from exercise of options and warrants to purchase common stock	7,377	4,746	3,986

Net cash provided by financing activities	7,377	196,887	101,614

Net increase (decrease) in cash and cash equivalents	2,641	(12,314)	(28,844)
Cash and cash equivalents, at beginning of period	18,486	30,800	59,644

Cash and cash equivalents, at end of period	$21,127	$18,486	$30,800

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements

1. Nature of business and summary of significant accounting policies

Nature of business and basis of presentation

The accompanying consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiary, Seattle Genetics UK, Ltd. (collectively “Seattle Genetics” or the “Company”). The Company is a clinical-stage biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for cancer and autoimmune diseases. The Company operates in one reporting segment: the development of pharmaceutical products on its own behalf or in collaboration with others.

Capital Requirements

The Company may need to raise significant amounts of additional capital and may seek additional funding through public or private financings, including equity financings, and through other means, including collaborations and license agreements. If the Company cannot maintain adequate funds, it will be required to delay, reduce the scope of or eliminate one or more of its development programs. Additional financing may not be available when needed, or if available, the Company may not be able to obtain financing on favorable terms.

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

The Company holds auction rate securities that are classified as available-for-sale and are reported as long-term investments as they have failed at auction and are currently illiquid. The Company believes it is more likely that not that it has the ability to hold, and intends to hold, these investments until they recover substantially all of their cost basis. Fair value for the auction rate securities has been determined based on a probability-weighted discounted cash flow analysis. This analysis relies upon certain estimates, including the probability-weighted term to an orderly liquidation and the discount rate applied to future cash flows. The discount rate used to determine fair value is based on the observed comparable yield of securities with similar characteristics, adjusted for illiquidity, credit risk and other factors.

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

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2010 as there have been no events warranting an impairment analysis.

Revenue recognition

The Company has entered into licensing and collaboration agreements that contain multiple revenue elements including upfront payments, license fees, milestone payments, royalties, maintenance fees and payments for the delivery of supplies or services provided. Each agreement may contain some or all of these elements. Revenue recognition is predicated upon persuasive evidence of an agreement existing, delivery of materials or services being rendered, amounts payable being fixed or determinable, and collectibility being reasonably assured. Agreements that include multiple elements are evaluated to determine whether the associated deliverables can be considered separate units of accounting. In order to be considered a separate unit of accounting, a deliverable must have standalone value to the customer and we must have objective and reliable evidence of its fair value. To date, the deliverables under the Company’s collaboration agreements have not qualified as separate units of accounting and amounts received or due are typically recognized as revenue over

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

the performance obligation period under each agreement. The Company generally uses a time-based proportional performance model to recognize revenue over the Company’s performance period. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized.

Nonrefundable upfront license payments, option and maintenance fees and milestone payments

The Company’s collaboration agreements may include nonrefundable upfront license payments, option and maintenance fees, and payments triggered by the achievement of development milestones by the other party or by the Company. When the Company has substantive continuing performance obligations under an arrangement, revenue is recognized over the performance period of the obligations using a time-based proportional performance approach. Under the time-based method, revenue is recognized over the estimated performance period set forth in the agreement based on the elapsed time compared to the total estimated performance period. Changes in estimates of the service obligation time period are accounted for prospectively when a change becomes known. Revenue recognized at any point in time is limited to the amount of non-contingent payments received or due. When the Company has no substantive continuing performance obligations under an arrangement, it recognizes revenue as the related fees become due.

Research and development services

The Company may also perform research and development activities on behalf of collaborative partners that are paid for by the collaborator. If the arrangement provides for other ongoing performance obligations from the Company or contains multiple delivery elements that do not constitute separate units of accounting, payments for such services are recognized as revenue over the performance period. When no other obligation to provide services is required by the Company, revenue from research and development services is generally recognized as the service is provided.

Royalties

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

Research and development expenses

Research and development, or R&D, expenses consist of salaries, benefits and other headcount related costs, clinical trial and related manufacturing costs, contract and outside service fees and facilities and overhead expenses for research, development and preclinical studies focused on drug discovery, development and testing. R&D activities are expensed as incurred. In-licensing fees, milestones, maintenance fees and other costs to acquire technologies that are utilized in R&D and that are not expected to have alternative future use are expensed when incurred. Costs associated with activities performed under R&D co-development collaborations are reflected in R&D expense. Non-refundable advance payments for goods or services that will be used or rendered for future R&D activities are capitalized and recognized as expense as the related goods are delivered or the related services are performed. This results in the temporary deferral of charges to expense of amounts

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

incurred for research and development activities from the time payouts are made until the time goods or services are provided.

Fair value of financial instruments

The recorded amounts of certain financial instruments, including cash and cash equivalents, interest receivable, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Short-term and long-term investments that are classified as available-for-sale are recorded at fair value. The fair value for securities held is determined using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Fair value for the auction rate securities has been determined based on a probability-weighted discounted cash flow analysis.

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

Major collaborators

One of the Company’s collaborators accounted for 77%, 80% and 81% of total revenues in 2010, 2009 and 2008, respectively. Another collaborator accounted for 15% of total revenues in 2010. Two collaborators accounted for 94% of accounts receivable as of December 31, 2010 and 2009.

Major suppliers

The use of a relatively small number of contract manufacturers to supply drug product necessary for the conduct of the Company’s clinical trials and potential future commercial operations creates a concentration of risk for the Company. While primarily one source of supply is utilized for each component of the Company’s product candidates, other sources are available should the Company need to change suppliers. The Company also endeavors to maintain reasonable levels of drug supply for its use. A change in suppliers, however, could cause a delay in delivery of drug product which could result in the delay or suspension of clinical trials and the delay of future possible commercial operations. Such an event would adversely affect the Company’s business.

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

Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all warrants and options to purchase common stock from the calculation of diluted net loss per share as such securities are anti-dilutive for all periods presented.

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Years Ended December 31,
	2010	2009	2008
Warrants to purchase common stock	1,113	1,651	1,925
Options to purchase common stock	11,395	9,661	8,023

Total	12,508	11,312	9,948

Recent accounting pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) completed an accounting standards update entitled “Milestone Method of Revenue Recognition.” This standard allows the milestone method to be used in the application of the proportional performance model when applied to revenue arrangements. Under this

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

pronouncement an accounting policy election can be made to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This standard is effective for the Company beginning January 1, 2011, and may be applied either prospectively to milestones achieved after the adoption date or retrospectively for all periods presented. The Company does not believe that this standard will have a significant effect on our consolidated financial statements.

In October 2009, the FASB issued an accounting standards update entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This standard prescribes the accounting treatment for arrangements that contain multiple-deliverable elements and enables vendors to account for products or services (deliverables) separately rather than as a single unit in certain circumstances. Prior to this standard, only certain types of evidence were acceptable for determining the relative selling price of the deliverables under an arrangement. If that evidence was not available, the deliverables were treated as a single unit of accounting. This updated standard expands the nature of evidence which may be used to determine the relative selling price of separate deliverables to include estimation. This standard is applicable to arrangements entered into or materially modified after December 31, 2010. The Company does not believe that this standard will have a significant effect on its consolidated financial statements.

2. Investments

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
U.S. government and agencies	$249,580	$10	$(11)	$249,579
Corporate obligations	11,358	48	—	11,406
Auction rate securities	14,450	—	(1,419)	13,031

Total	$275,388	$58	$(1,430)	$274,016

Contractual Maturities
Due in one year or less	$260,938			$260,985
Due in 2017	14,450			13,031

Total	$275,388			$274,016

December 31, 2009
U.S. government and agencies	$220,442	$109	$(51)	$220,500
Corporate obligations	33,253	674	(11)	33,916
Auction rate securities	14,450	—	(1,991)	12,459
U.S. municipal bonds	2,647	21	—	2,668

Total	$270,792	$804	$(2,053)	$269,543

Contractual Maturities
Due in one year or less	$241,979			$242,319
Due in one to three years	14,363			14,765
Due in 2017	14,450			12,459

Total	$270,792			$269,543

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Investments are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2010	2009
Short-term investments	$260,682	$242,319
Long-term investments	13,031	26,925
Other non-current assets	303	299

Total	$274,016	$269,543

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of Continuous Unrealized Loss
	12 Months or Less		Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses
December 31, 2010
U.S. government and agencies	$122,581	$(11)	$	NA	$	NA
Auction rate securities	NA	NA		13,031		(1,419)

Total	$122,581	$(11)		$13,031		$(1,419)

3. Fair Value

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

The determination of a financial instrument’s level within the fair value hierarchy is based on an assessment of the lowest level of any input that is significant to the fair value measurement. The Company considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, include most U.S. government securities. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include most corporate obligations, U.S. agency obligations and taxable municipal bonds. Fair values for the Company’s level 2 investments are based on similar assets

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

without applying significant judgments. In addition, all of the Company’s level 2 investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments. Level 3 investments consist of auction rate securities and accounted for 5% of total investment securities measured at fair value as of December 31, 2010 and December 31, 2009. The Company did not transfer any investments into or out of Levels 1, 2 and 3 during the year ended December 31, 2010.

The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy (in thousands):

	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2010:
Cash equivalents—money market funds	$10,613	$—	$—	$10,613
Short-term investments:
U.S. government and agencies	249,276	—	—	249,276
Corporate obligations	—	11,406	—	11,406
Long-term investments—Auction rate securities	—	—	13,031	13,031
Other non-current assets—U.S. government and agencies	303	—	—	303

Total	$260,192	$11,406	$13,031	$284,629

	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2009:
Cash equivalents—money market funds	$14,423	$—	$—	$14,423
Short-term investments:
U.S. government and agencies	215,109	5,093	—	220,202
Corporate obligations	—	22,117	—	22,117
Long-term investments:
Corporate obligations	—	14,466	—	14,466
Auction rate securities	—	—	12,459	12,459
Other non-current assets—U.S. government and agencies	299	—	—	299

Total	$229,831	$41,676	$12,459	$283,966

As of December 31, 2010, the Company held auction rate securities valued at $13.0 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to a successful auction process, redemption of the investment, a sale of the security in a secondary market or a negotiated or adjudicated resolution. Each of the securities continues to pay interest according to the stated terms on a monthly basis. The interest rate on these auction rate securities is no longer established based on an auction process but is established according to the terms of the issue. As of December 31, 2010, the interest rate of each of the auction rate securities was set at the 30-day London Interbank Offering rate plus 225 basis points. The Company considers the market for these securities to be inactive and distressed. Accordingly, fair value for the auction rate securities

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

has been determined based on a probability-weighted discounted cash flow analysis. This analysis relies upon certain estimates, including the probability-weighted term to an orderly liquidation and the discount rate applied to future cash flows. The discount rate used to determine fair value is based on the observed comparable yield of securities with similar characteristics, adjusted for illiquidity, credit risk and other factors. Due to the expected time to a liquidation event, investments in auction rate securities are presented as long-term investments in the accompanying condensed consolidated balance sheets.

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

The following table contains a roll-forward of the fair value of the Company’s auction rate securities where fair value is determined using Level 3 inputs (in thousands):

	December 31,
	2010	2009
Balance, beginning of year	$12,459	$13,383
Unrealized gain (loss) reflected as a component of other comprehensive income (loss)	572	(924)

Balance, end of year	$13,031	$12,459

4. Property and equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Leasehold improvements	$12,540	$11,866
Laboratory equipment	13,763	12,197
Computers and office equipment	4,419	3,768
Furniture and fixtures	3,131	2,737

	33,853	30,568
Less: accumulated depreciation and amortization	(21,542)	(18,243)

Total	$12,311	$12,325

Depreciation and amortization expenses on property and equipment totaled $3.6 million, $3.3 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Compensation and benefits	$11,195	$6,930
Trade accounts payable	5,280	2,886
Clinical trial costs	4,984	8,084
Contract manufacturing	4,156	1,408
Other	168	188

Total	$25,783	$19,496

6. Income taxes

Because of the Company’s history of net operating losses, it has not paid income taxes since its inception and the Company had no material unrecognized tax benefits as of December 31, 2010 or 2009. As a result, the Company has no uncertain tax positions that could affect the Company’s financial statements.

The Company’s deferred tax assets primarily consist of net operating loss, or NOL, carryforwards, deferred revenue, capitalized research and development expense and tax credit carryforwards. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. At December 31, 2010, the Company has NOL carryforwards of $210.5 million expiring from 2018 to 2030 if not utilized, and tax credit carryforwards of $26.4 million expiring from 2021 to 2030.

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

The Company’s net deferred tax assets consisted of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$73,788	$66,006
Deferred revenue	41,547	25,033
Capitalized research and development	26,443	31,424
Tax credit carryforwards	26,365	22,235
Share-based compensation	7,318	5,038
Depreciation and amortization	1,931	1,425
Other	5,466	4,280

Total deferred tax assets	182,857	155,441
Less: valuation allowance	(182,857)	(155,441)

Net deferred tax assets	$—	$—

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Increases in the valuation allowance were $27.4 million in 2010, $42.4 million in 2009 and $30.2 million in 2008.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years ended December 31,
	2010	2009	2008
Statutory federal income tax rate	(35%)	(35%)	(34%)
Tax credits	(6)	(14)	(3)
State income taxes and other	0	(3)	2
Valuation allowance	41	52	35

Effective tax rate	0%	0%	0%

The Company does not anticipate any significant changes to its unrecognized tax positions or benefits during the next twelve months. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. Tax years 1998 to 2010 remain subject to future examination for federal income taxes.

7. Collaboration and license agreements

The Company has entered into various product, collaboration and license agreements with pharmaceutical and biotechnology companies. Revenues recognized under these agreements were as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Genentech	$82,819	$41,594	$28,544
Millennium	16,040	1,690	—
GSK	3,013	—	—
Agensys	2,256	4,029	—
Daiichi Sankyo	2,058	1,779	797
Other collaborations	1,284	2,873	5,895

Totals	$107,470	$51,965	$35,236

ADC collaboration agreements

The Company has entered into collaborations for its ADC technology with a number of biotechnology and pharmaceutical companies, including Bayer Pharmaceuticals Corporation, or Bayer, Celldex Therapeutics, Inc., or Celldex, Daiichi Sankyo Co., Ltd., or Daiichi Sankyo, Genentech, Inc., a member of the Roche Group, or Genentech, GlaxoSmithKline LLC, or GSK, Millennium: The Takeda Oncology Company, or Millennium, Pfizer, Inc., or Pfizer and PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals, Inc., or Progenics. The Company receives upfront fees, progress- and sales-dependent milestones, annual maintenance fees and support fees for research and development services and material provided under the agreements. The Company is also entitled to receive royalties on net sales of any resulting ADC products. The upfront fee and other payments received are deferred and recognized as revenue over the development term of the related collaboration agreement using a time-based approach. The Company’s collaboration partners are responsible for research, product development, manufacturing and commercialization of all products under the agreements.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Product collaboration agreements

In January 2007, the Company entered into a collaboration agreement with Genentech for the development and commercialization of dacetuzumab. Under the terms of the agreement, the Company received an upfront payment of $60 million, progress-dependent milestone payments totaling $20 million, and reimbursement funding for development activities performed under the collaboration. The Company recognized these payments as revenue over the development period of the collaboration, which initially extended to February 2013. In December 2009, Genentech provided the requisite six-month notice to the Company of its election to terminate the collaboration effective June 8, 2010. As a result, the remaining performance obligation period for the Company under the collaboration was shortened to six months. All deferred revenue, representing payments received in advance of the culmination of the earnings process ($66.8 million as of December 31, 2009), was fully recognized as revenue using a time-based method over the remaining term of the agreement. Genentech remains responsible for funding development costs associated with completing all clinical trials for dacetuzumab ongoing as of the end of the collaboration. These clinical trials have been substantially completed as of December 31, 2010. All product rights to dacetuzumab were returned to the Company upon completion of the collaboration.

In December 2009, the Company entered into a collaboration agreement with Millennium to develop and commercialize brentuximab vedotin, under which Seattle Genetics has exclusive commercial rights in the United States and its territories and in Canada, and Millennium has exclusive commercial rights in the rest of the world. The Company recently submitted a BLA to the FDA seeking approval of brentuximab vedotin for the treatment of relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL. Under the collaboration, the Company received an upfront payment of $60 million. The Company is entitled to receive progress- and sales-dependent milestone payments and is entitled to receive tiered double-digit royalties beginning in the mid-teens and escalating to the mid-twenties, subject to offsets for payments made by Millennium to third parties based on net sales of brentuximab vedotin within Millennium’s licensed territories. The Company and Millennium will each fund 50% of worldwide joint development costs performed under the collaboration. In Japan, Millennium will be solely responsible for development costs. Costs associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of operations. The upfront fee and other payments received are deferred and will be recognized as revenue over the development term of the collaboration agreement, currently estimated as eight years, using a time-based approach.

Collaboration and co-development agreement with Agensys

In January 2007, the Company entered into an agreement with Agensys, Inc., an affiliate of Astellas Pharma Inc., or Agensys, to jointly research, develop and commercialize ADCs for cancer. The collaboration encompasses combinations of the Company’s ADC technology with antibodies developed by Agensys to proprietary cancer targets. Under the co-development provisions of the collaboration agreement, the companies co-fund development and commercialization costs and share equally in any profits. The agreement was expanded and modified in November 2009 to provide for additional licensed antigens to Agensys. The Company received a $12 million payment and future milestone payments, royalties and support fees for research and development services and material provided under the agreement. Under the amended agreement, Agensys can conduct preclinical studies aimed at identifying ADC product candidates for additional targets. The Company has the right to exercise a co-development option for two ADC product candidates upon submission of an IND. Agensys has the right to develop and commercialize the other ADC product candidates on its own, subject to paying the Company fees, milestones and royalties. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. Amounts received for product candidates being

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

developed solely by Agensys will be recognized as revenue over the seventy-eight month development term of the collaboration agreement using a time-based approach.

The Company and Agensys are currently collaborating on the development of ASG-5ME for the treatment of solid tumors. Costs associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of operations. The Agensys collaboration agreement defines a mechanism for calculating the costs of co-development activities and for reimbursing the other party in order to maintain an equal sharing of development costs. Third-party costs are billed at actual cost and internal labor and support costs are billed at a contractual rate. The following table summarizes research and development expenses incurred by the Company and funding provided to Agensys under the collaboration (in thousands):

	Years Ended December 31,
	2010	2009	2008
Research and development expense using contractual rates	$4,654	$4,824	$859
Co-development funding due to Agensys	360	764	768

Total	$5,014	$5,588	$1,627

License agreements

The Company has in-licensed antibodies, targets and enabling technologies from pharmaceutical and biotechnology companies and academic institutions for use in our pipeline programs and ADC technology, including the following:

Bristol-Myers Squibb.    In March 1998, the Company obtained rights to some of its technologies and product candidates, portions of which are exclusive, through a license agreement with Bristol-Myers Squibb. Through this license, the Company secured rights to monoclonal antibody-based cancer targeting technologies, including patents, monoclonal antibodies, chemical linkers, a ribosome-inactivating protein and enabling technologies. Under the terms of the license agreement, the Company is required to pay royalties in the low single digits on net sales of future products, including brentuximab vedotin, that incorporate technology licensed from Bristol-Myers Squibb.

University of Miami.    In September 1999, the Company entered into an exclusive license agreement with the University of Miami, Florida, covering an anti-CD30 monoclonal antibody that is the basis for the antibody component of brentuximab vedotin. Under the terms of this license, the Company made an upfront payment and is required to pay annual maintenance fees, progress-dependent milestone payments and royalties in the low single digits on net sales of products, including brentuximab vedotin, incorporating technology licensed from the University of Miami.

Mabtech AB.    In June 1998, the Company obtained exclusive, worldwide rights to a monoclonal antibody targeting the CD40 antigen, which is the basis for dacetuzumab, from Mabtech, located in Sweden. Under the terms of this license, the Company made an up-front payment, and is required to make progress-dependent milestone payments and pay royalties in the low single digits on net sales of products incorporating technology licensed from Mabtech.

CLB-Research and Development.    In July 2001, the Company obtained an exclusive license to specific monoclonal antibodies that target cancer and autoimmune disease targets from CLB-Research and Development, a division of Sanquin Blood Supply Foundation, located in the Netherlands. One of these antibodies is the basis

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

for SGN-70 and the antibody component of SGN-75. Under the terms of this agreement, the Company made upfront and option exercise payments and is required to make progress-dependent milestone payments and pay royalties in the low single digits on net sales of products incorporating technology licensed from CLB-Research and Development.

Arizona State University.    In February 2000, the Company entered into a license agreement with Arizona State University for a worldwide, exclusive license to the cell-killing agent Auristatin E. The Company subsequently amended this agreement in August 2004. Under the terms of the amended agreement, the Company is required to pay annual maintenance fees to Arizona State University until expiration of their patents covering Auristatin E. The Company is not, however, required to pay any milestone payments or royalties on net sales of products incorporating the auristatins currently used in its ADC technology.

8. Commitments and contingencies

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

The lease agreements contain scheduled rent increases, and provide for tenant improvement allowances. Accordingly, the Company has recorded a deferred rent liability of $2.4 million and $2.3 million at December 31, 2010 and 2009, respectively. The Company has also entered into operating lease obligations through March 2012 for certain office equipment.

Future minimum lease payments under all noncancelable operating leases, and not assuming the exercise by the Company of any termination options or extensions are as follows (in thousands):

Years ending December 31,
2011	$2,795
2012	2,836
2013	2,917
2014	3,014
2015	3,113
Thereafter	8,154

$22,829

Rent expense attributable to noncancelable operating leases totaled approximately $2.7 million for the year ended December 31, 2010 and $2.8 million for the years ended December 31, 2009 and 2008.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Minimum contractual payments to be made by the Company under its license and contract manufacturing agreements are expected to aggregate to approximately $25.0 million in 2011, $1.1 million in 2012 and $1.0 million in 2013. These amounts do not include up to $20.6 million in additional payments that are contingent upon achievement of certain milestones, as well as the payment of royalties based on potential net sales of commercial products. These amounts also exclude purchase commitments under manufacturing agreements to which the Company may become obligated upon commercialization of brentuximab vedotin. These amounts have been excluded because the events triggering the obligations have not yet occurred.

9. Stockholders’ equity

Common stock

In August 2009, the Company completed an underwritten public offering of 12,650,000 shares of its common stock at a price to the public of $10.75 per share, resulting in net proceeds of $128.2 million. In February 2009, the Company completed an offering of 5,740,000 shares of its common stock at $9.72 per share resulting in net proceeds of $52.5 million. In May 2009, the Company completed a private placement of 1,178,163 shares of its common stock at $9.72 per share to Baker Brothers Life Sciences, L.P. and its affiliated investment funds, or BBLS. Net proceeds of the private placement were approximately $11.5 million. One of the Company’s directors is a Managing Director of Baker Bros. Advisors, LLC, which is affiliated with BBLS and its affiliated investment funds. As a result, the sale and issuance of these shares was subject to stockholder approval which was obtained at the Company’s annual meeting of stockholders held on May 15, 2009.

The Company is authorized to issue up to 150,000,000 shares of common stock. At December 31, 2010, shares of common stock reserved for future issuance are as follows (in thousands):

Stock options outstanding	12,740
Stock options available for grant	5,272
Warrants outstanding	1,113
Employee stock purchase plan shares available for issuance	328

19,453

Stock purchase warrants

In connection with an equity financing completed during 2003, the Company issued warrants to purchase 2,050,000 shares of common stock with an exercise price of $6.25 per share and an expiration date of December 31, 2011. In August 2009, an institutional investor and its affiliated entities that held privately placed warrants to purchase an aggregate of 812,500 shares of the Company’s common stock exercised their warrants under the net exercise provisions of the warrants. As a result, 395,214 shares of the Company’s common stock were issued to the warrant holders upon exercise of the warrants on a net, or cashless, basis. Warrants to purchase 1,112,500 shares of common stock were outstanding as of December 31, 2010.

Employee Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) with a total of 328,014 shares of common stock available for issuance as of December 31, 2010. A total of 173,379 shares were sold to employees during 2010 at a weighted average purchase price of $8.68 per share, 146,692 shares were sold to employees during 2009 at a weighted average purchase price of $8.46 per share and 240,190 shares were sold to employees during 2008 at a weighted average purchase price of $4.30 per share. Subject to certain exceptions, under the current terms of the Stock Purchase Plan, shares are purchased at 85 percent of the fair market value of the Company’s common stock on either the first day of an offering period or the last day of each six month purchase period, whichever is lower. An offering period may last up to two years.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stock option plans

2007 Equity Incentive Plan

The Company adopted the 2007 Equity Incentive Plan, or the Option Plan, effective as of December 23, 2007. The Option Plan was amended and restated in May 2010 to reserve an additional 7,500,000 shares of the Company’s common stock for issuance to employees, including officers, directors and consultants of the Company and its affiliates thereunder, such that an aggregate of 12,500,000 shares of the Company’s common stock were reserved for issuance under the Option Plan at December 31, 2010. Upon the effective date of the Option Plan, the Company ceased granting awards under its 1998 Stock Option Plan, or the 1998 Plan. The types of awards that may be granted under the Option Plan are stock options (including incentive stock options and nonstatutory stock options), restricted stock, restricted stock units, stock appreciation rights and other similar types of awards. No awardee may be granted, in any calendar year under the Option Plan, options or stock awards covering more than 1,000,000 shares. The Option Plan will terminate in December 2017 unless it is terminated earlier pursuant to its terms.

Incentive stock options under the Option Plan may be granted only to employees of the Company or its subsidiaries. The exercise price of an incentive stock option or a nonstatutory stock option may not be less than 100% of the fair market value of the common stock on the date the option is granted and have a maximum term of ten years from the date of grant. In the case of options granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the fair market value of the common stock on the date the option is granted and the term of the option may not exceed five years. The Company may grant options with exercise prices lower than the fair market value of its common stock on the date of grant in connection with an acquisition by the Company of another company. Options become exercisable in whole or in part from time to time as determined by the Board of Directors, which administers the Option Plan. Generally, options granted under the Option Plan vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following three years. The Plans provide for (i) the full acceleration of vesting of stock awards, including stock options, upon a change in control (as defined in the Plans) if the successor company does not assume, substitute or otherwise replace the stock awards upon the change in control; and (ii) the full acceleration of vesting of any stock awards, including stock options held by a holder of such stock awards, if at the time of, immediately prior to or within twelve months after a change in control of the Company, the holder of such stock awards is involuntarily terminated without cause or is constructively terminated by the successor company that assumed, substituted or otherwise replaced such stock awards in connection with the change in control.

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

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

2000 Directors’ Stock Option Plan

The Company has a 2000 Directors’ Stock Option Plan (the “Directors’ Plan”). Under the terms of the Directors’ Plan, each non-employee director is automatically granted a nonstatutory stock option to purchase 25,000 shares of common stock on the date on which such individual first becomes a member of the Board of Directors. Each initial option vests at the rate of 25% of the total number of shares subject to such option twelve months after the date of grant, with the remaining shares vesting thereafter in equal monthly installments over three years. In addition, on the dates of each annual stockholder meeting, each non-employee director who has been a member of the Board of Directors for at least six months is automatically granted a nonstatutory stock option to purchase additional shares of common stock. Each annual option vests at the rate of 100% of the total number of shares subject to such option on the day before the one-year anniversary of the grant date.

All options granted under the Directors’ Plan have a term of ten years and an exercise price equal to the fair value of the underlying shares on the date of grant. A total of 900,000 shares of common stock have been reserved for issuance under the Directors’ Plan as of December 31, 2010.

Share-based compensation expense

The impact on the Company’s results of operations of share-based payment awards was as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Research and development	$8,230	$7,312	$6,414
General and administrative	6,100	4,537	3,998

Total	$14,330	$11,849	$10,412

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

Valuation assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the periods indicated:

	Stock Option Plans Years ended December 31,			Employee Stock Purchase Plan Years ended December 31,
	2010	2009	2008	2010	2009	2008
Risk-free interest rate	1.6%	2.3%	3.0%	0.5%	1.2%	2.5%
Expected lives in years	5.7	5.5	5.5	1.3	1.3	2.2
Expected dividends	0%	0%	0%	0%	0%	0%
Expected volatility	54%	56%	57%	47%	50%	56%

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Stock option activity

A summary of stock option activity for the Option Plan, the Directors’ Plan and the 1998 Plan (collectively, the “Stock Option Plans”) is as follows:

	Shares available for grant	Options outstanding
		Number of shares	Weighted- average exercise price per share
Balance, December 31, 2007	5,460,000	7,458,214	$7.02
Granted	(2,367,548)	2,367,548	10.69
Exercised	—	(526,237)	5.44
Forfeited/expired	33,983	(250,425)	8.38

Balance, December 31, 2008	3,126,435	9,049,100	8.04

Granted	(2,489,824)	2,489,824	11.33
Exercised	—	(653,054)	5.37
Forfeited/expired	104,853	(203,975)	9.84

Balance, December 31, 2009	741,464	10,681,895	8.93

Additional shares reserved	7,500,000	—	—
Granted	(3,104,215)	3,104,215	12.52
Exercised	—	(880,417)	6.67
Forfeited/expired	134,723	(165,862)	11.14

Balance, December 31, 2010	5,271,972	12,739,831	9.94

The weighted average grant-date fair value of options granted with exercise prices equal to market were $6.27, $5.84 and $5.65 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there were 12.1 million options vested or expected to vest with a weighted-average exercise price of $9.83, a weighted-average remaining contractual term of 6.96 years and an aggregate intrinsic value of $62.5 million.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2010. The aggregate intrinsic value at December 31, 2010 for options outstanding was $64.2 million and for options exercisable was $46.3 million. The aggregate intrinsic value of options exercised under the Stock Option Plans was $6.0 million during 2010, $4.4 million during 2009 and $11.5 million during 2008, determined as of the date of option exercise. As of December 31, 2010, there was approximately $17.4 million of

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

total unrecognized compensation cost related to unvested share-based compensation arrangements, as adjusted for expected forfeitures, granted under the Stock Option Plans. That cost is expected to be recognized over a weighted-average period of 1.4 years. The weighted-average remaining contractual term of options exercisable at December 31, 2010 was 5.6 years.

The following table summarizes information about options outstanding for the Stock Option Plans at December 31, 2010:

	Options outstanding			Options exercisable
Range of exercise price	Number of shares	Weighted- average remaining contractual life (in years)	Weighted- average exercise price per share	Number of shares	Weighted- average exercise price per share
$2.33 - $ 5.81	1,725,454	4.72	$4.83	1,725,454	$4.83
$5.87 - $ 8.43	1,793,270	3.14	7.26	1,762,924	7.24
$8.45 - $ 10.16	1,175,501	7.66	9.31	671,289	9.38
$10.20 - $ 10.70	1,846,935	6.58	10.36	1,415,933	10.34
$10.99 - $ 11.99	1,701,864	7.84	11.21	879,148	11.12
$12.00 - $12.00	1,985,339	9.65	12.00	0	0.00
$12.01 - $16.41	2,511,468	8.95	12.83	573,028	12.21

$2.33 - $16.41	12,739,831	7.06	9.93	7,027,776	8.37

11. Employee benefit plan

The Company has a 401(k) Plan for all of its employees. The Plan allows eligible employees to defer, at the employee’s discretion, up to 50% of their pretax compensation up to the IRS annual limit. This limit was $16,500 (or $22,000 for employees who are 50 years old or older) in calendar year 2010. The Company has a 401(k) matching program whereby the Company contributes 50% of the first 6% of a participant’s contributions, not to exceed a prescribed annual limit. Under this matching program, the Company contributed a total of approximately $822,000 in 2010, $798,000 in 2009 and $527,000 in 2008.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2010 and 2009. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2010
Revenues	$46,455	$36,878	$15,991	$8,146
Net income (loss)	$11,460	$(8,323)	$(34,856)	$(34,896)
Net income (loss) per share—basic	$0.11	$(0.08)	$(0.34)	$(0.34)
Net income (loss) per share—diluted	$0.11	$(0.08)	$(0.34)	$(0.34)
2009
Revenues	$9,142	$9,408	$11,646	$21,769
Net loss	$(27,268)	$(22,471)	$(19,827)	$(12,117)
Net loss per share—basic and diluted	$(0.33)	$(0.26)	$(0.21)	$(0.12)

13. Subsequent Events

In February 2011, the Company completed an underwritten public offering of 11,500,000 shares of its common stock. The public offering price of $15.50 per share resulted in net proceeds to the Company of approximately $168.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

(b)    Changes in internal control over financial reporting.    There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)    Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2010 fiscal year pursuant to Regulation 14A for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), and the information to be included in the 2011 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2011 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Proposal No. 1—Election of Directors—Code of Ethics” appearing in the 2011 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Proposal No. 1—Election of Directors—Director Compensation” and “Compensation of Executive Officers” appearing in the 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2011 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1) The information required by this Item concerning related party transactions may be found under the section entitled “Certain Relationships and Related Party Transactions” appearing in the 2011 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 3—Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2011 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

Number	Description
3.1(9)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(8)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(2)	Form of Common Stock Warrant.

4.3(2)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1(4)	License Agreement dated March 30, 1998 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.2(4)	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated July 29, 1999 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.3(1)	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.4(4)	License Agreement dated June 14, 1998 between Seattle Genetics, Inc. and Mabtech AB.

10.5(4)	First Amendment to the Mabtech License Agreement dated January 31, 2000 between Seattle Genetics, Inc. and Mabtech AB.

10.6(4)	License Agreement dated September 20, 1999 between Seattle Genetics, Inc. and the University of Miami.

10.7(4)	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seattle Genetics, Inc. and the University of Miami.

10.8(4)	License Agreement dated February 3, 2000 between Seattle Genetics, Inc. and the Arizona Board of Regents.

10.9†(1)	Lease Agreement dated December 1, 2000 between Seattle Genetics, Inc. and WCM132-302, LLC.

10.10(12)*	Amended and Restated 1998 Stock Option Plan, effective as of August 4, 2009.

10.11(6)*	Form Notice of Grant and Stock Option Agreement under Amended and Restated 1998 Stock Option Plan.

Number	Description
10.12(6)*	Form Notice of Grant and Stock Option Agreement under 2000 Directors’ Stock Option Plan.

10.13(13)*	2000 Directors’ Stock Option Plan, as amended February 5, 2010.

10.14+*	Amended and Restated 2000 Employee Stock Purchase Plan.

10.15(1)*	Form of Indemnification Agreement between Seattle Genetics, Inc. and each of its officers and directors.

10.16†(3)	First Amendment to Lease dated May 28, 2003 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.17†(5)	Amendment No. 3 to License Agreement dated August 17, 2004 between Seattle Genetics, Inc., and Arizona Science & Technology Enterprises d/b/a Arizona Technology Enterprises.

10.18†(7)	Collaboration and License Agreement dated January 7, 2007 between Seattle Genetics, Inc. and Agensys, Inc.

10.19(15)*	Seattle Genetics, Inc. 2011 Senior Executive Annual Bonus Plan.

10.20†(9)	Second Amendment to Lease dated July 1, 2008 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.21(14)*	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan.

10.22(11)*	Form Stock Option Agreement under 2007 Equity Incentive Plan.

10.23(10)*	Seattle Genetics, Inc. 2010 Senior Executive Annual Bonus Plan.

10.24(11)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Clay B. Siegall.

10.25(11)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Todd E. Simpson.

10.26(11)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Eric L. Dobmeier.

10.27(11)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Thomas C. Reynolds.

10.28(11)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Morris Rosenberg.

10.29(13)*	Employment Agreement, dated April 1, 2009, between Seattle Genetics, Inc. and Vaughn Himes.

10.30(13)*	Employment Agreement, dated October 12, 2009, between Seattle Genetics, Inc. and Bruce Seeley.

10.31(11)†	Option and License Agreement between Seattle Genetics, Inc. and CLB-Research and Development dated July 5, 2001.

10.32(11)†	Amendment No. 1 to Option and License Agreement between Seattle Genetics, Inc. and CLB-Research and Development dated September 27, 2004.

10.33+*	Compensation Information for Executive Officers and Directors.

10.34(13)†	Amendment to the Collaboration and License Agreement between Seattle Genetics, Inc. and Agensys, Inc. dated November 9, 2009.

Number	Description
10.35(13)†	Collaboration Agreement between Seattle Genetics, Inc. and Millennium Pharmaceuticals dated December 14, 2009.

10.36(13)*	Seattle Genetics Long Term Incentive Plan effective March 11, 2010.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003.

(3)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K/A filed with the Commission on November 26, 2010 and incorporated herein by reference

(5)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on February 12, 2010 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed with the Commission on March 13, 2009 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed with the Commission on March 12, 2010 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2010 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on February 16, 2011 and incorporated herein by reference.

+	Filed herewith.

†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

Date: February 28, 2011	By:	/S/ CLAY B. SIEGALL

Clay B. Siegall President & Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2011	By:	/s/ TODD E. SIMPSON

Todd E. Simpson Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLAY B. SIEGALL Clay B. Siegall	Director, President & CEO (Principal Executive Officer)	February 28, 2011

/s/ TODD E. SIMPSON Todd E. Simpson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/s/ FRANKLIN M. BERGER Franklin M. Berger	Director	February 28, 2011

/s/ DAVID W. GRYSKA David W. Gryska	Director	February 28, 2011

/s/ MARC E. LIPPMAN Marc E. Lippman	Director	February 28, 2011

/s/ SRINIVAS AKKARAJU Srinivas Akkaraju	Director	February 28, 2011

/s/ FELIX BAKER Felix Baker	Director	February 28, 2011

/s/ JOHN P. MCLAUGHLIN John P. McLaughlin	Director	February 28, 2011

/s/ DANIEL G. WELCH Daniel G. Welch	Director	February 28, 2011