Form 10-Q
period 2011-03-31
SEATTLE GENETICS INC /WA
filed 2011-05-06
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 3, 2011, there were 113,776,331 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the quarter ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$61,469	$21,127
Short-term investments	381,128	260,682
Interest receivable	1,228	782
Accounts receivable	8,621	19,279
Prepaid expenses and other current assets	2,673	2,246

Total current assets	455,119	304,116
Property and equipment, net	11,739	12,311
Long-term investments	13,256	13,031
Other non-current assets	479	478

Total assets	$480,593	$329,936

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$25,393	$25,783
Current portion of deferred revenue	34,424	29,038

Total current liabilities	59,817	54,821

Long-term liabilities
Deferred revenue, less current portion	112,962	110,630
Deferred rent and other long-term liabilities	2,985	2,967

Total long-term liabilities	115,947	113,597

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding	0	0
Common stock, $0.001 par value, 150,000 shares authorized; 113,511 shares issued and outstanding at March 31, 2011 and 101,607 shares issued and outstanding at December 31, 2010	114	102
Additional paid-in capital	800,523	624,759
Accumulated other comprehensive loss	(1,164)	(1,373)
Accumulated deficit	(494,644)	(461,970)

Total stockholders’ equity	304,829	161,518

Total liabilities and stockholders’ equity	$480,593	$329,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2011	2010
Revenues from collaboration and license agreements	$12,171	$46,455

Operating expenses
Research and development	32,434	30,316
General and administrative	12,713	5,231

Total operating expenses	45,147	35,547

Income (loss) from operations	(32,976)	10,908
Investment income, net	302	552

Net income (loss)	$(32,674)	$11,460

Net income (loss) per share - basic	$(0.30)	$0.11

Net income (loss) per share - diluted	$(0.30)	$0.11

Weighted-average shares used in computing:
Net income (loss) per share - basic	108,513	100,622

Net income (loss) per share - diluted	108,513	103,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2011	2010
Operating activities
Net income (loss)	$(32,674)	$11,460
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share-based compensation expense	4,268	3,184
Depreciation and amortization	875	816
Amortization and accretion on investments	827	1,398
Deferred rent and other long-term liabilities	18	28
Changes in operating assets and liabilities
Interest receivable	(446)	(1,042)
Accounts receivable	10,658	66,307
Prepaid expenses and other current assets	(427)	(1,226)
Other non-current assets	(1)	29
Accounts payable and accrued liabilities	(390)	(4,572)
Deferred revenue	7,718	(31,807)

Net cash provided by (used in) operating activities	(9,574)	44,575

Investing activities
Purchases of securities available for sale	(238,899)	(146,107)
Proceeds from maturities of securities available for sale	117,610	101,391
Purchases of property and equipment	(303)	(1,053)

Net cash used in investing activities	(121,592)	(45,769)

Financing activities
Net proceeds from issuance of common stock	168,118	0
Proceeds from exercise of stock options and employee stock purchase plan	3,390	1,040

Net cash provided by financing activities	171,508	1,040

Net increase (decrease) in cash and cash equivalents	40,342	(154)
Cash and cash equivalents, at beginning of period	21,127	18,486

Cash and cash equivalents, at end of period	$61,469	$18,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiary, Seattle Genetics UK, Ltd. (collectively “Seattle Genetics” or the “Company”). The condensed consolidated balance sheet data as of December 31, 2010 were derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Management has determined that the Company operates in one segment: the development of pharmaceutical products on its own behalf or in collaboration with others.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Revenue recognition

The Company has entered into licensing and collaboration agreements that contain multiple revenue elements including upfront payments, license fees, milestone payments, royalties, maintenance fees and payments for the delivery of supplies or services. Each agreement may contain some or all of these elements. Revenue recognition is predicated upon persuasive evidence of an agreement existing, delivery of materials or services being rendered, amounts payable being fixed or determinable, and collectibility being reasonably assured.

Agreements that include multiple elements are evaluated to determine whether the associated deliverables can be considered separate units of accounting. To date, the deliverables under the Company’s license and collaboration agreements have not qualified as separate units of accounting. Accordingly, all amounts received or due are typically recognized as revenue over the performance obligation periods of each agreement, which range from 2 to 8 years for the Company’s current agreements. The Company generally uses a time-based proportional performance model to recognize revenue over the Company’s performance period. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized.

The Company adopted Accounting Standards Update 2009-13 entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” on a prospective basis in the first quarter of 2011. Adoption of this standard did not have a material impact on the Company’s financial statements.

2. Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, other than per share amounts):

	Three months ended March 31,
	2011	2010
Numerator
Net income (loss)	$(32,674)	$11,460
Denominator
Weighted average shares outstanding - basic	108,513	100,622
Dilutive effect of common shares from stock options and warrants	0	2,414

Weighted average shares outstanding - diluted	108,513	103,036

Basic net income (loss) per share	$(0.30)	$0.11

Diluted net income (loss) per share	$(0.30)	$0.11

Due to the net loss incurred for the three-month period ended March 31, 2011, the Company excluded all warrants and options to purchase common stock from the calculation of diluted net loss per share as such securities were antidilutive. For the period ended March 31, 2010, the Company excluded certain options to purchase common stock from the calculation of diluted net income per share that would have resulted in an antidilutive effect. The following table presents the weighted-average number of shares that were excluded from the number of shares used to calculate diluted net income (loss) per share (in thousands):

	Three months ended March 31,
	2011	2010
Warrants to purchase common stock	1,113	0
Options to purchase common stock	12,799	4,825

Total	13,912	4,825

3. Comprehensive income (loss)

Comprehensive income (loss) is the change in stockholders’ equity from transactions and events, other than those resulting from investments by stockholders and distributions to stockholders. The Company’s other comprehensive income (loss) is comprised of net income (loss) and unrealized gains or losses on investments as follows (in thousands):

	Three months ended March 31,
	2011	2010
Net income (loss)	$(32,674)	$11,460
Unrealized gain on securities available-for-sale	209	244

Comprehensive income (loss)	$(32,465)	$11,704

4. Common stock

In February 2011, the Company completed an underwritten public offering of 11,500,000 shares of its common stock. The public offering price of $15.50 per share resulted in net proceeds to the Company of approximately $168.1 million, after deducting underwriting discounts and commissions and other offering expenses.

5. Investments

Short-term and long-term investments consist of U.S. treasury securities, corporate notes and auction rate securities. The Company classifies its securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2011
U.S. treasury securities	$381,402	$41	$(11)	$381,432
Auction rate securities	14,450	0	(1,194)	13,256

Total	$395,852	$41	$(1,205)	$394,688

Contractual Maturities
Due in one year or less	$381,402			$381,432
Due in 2017	14,450			13,256

Total	$395,852			$394,688

Reported as:
Short-term investments				$381,128
Long-term investments				13,256
Other non-current assets				304

Total				$394,688

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2010
U.S. treasury securities	$249,580	$10	$(11)	$249,579
Corporate obligations	11,358	48	0	11,406
Auction rate securities	14,450	0	(1,419)	13,031

Total	$275,388	$58	$(1,430)	$274,016

Contractual Maturities
Due in one year or less	$260,938			$260,985
Due in 2017	14,450			13,031

Total	$275,388			$274,016

Reported as:
Short-term investments				$260,682
Long-term investments				13,031
Other non-current assets				303

Total				$274,016

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
March 31, 2011
U.S. treasury securities	$110,549	$(11)	$	NA	$	NA
Auction rate securities	NA	NA		13,256		(1,194)

Total	$110,549	$(11)		$13,256		$(1,194)

December 31, 2010
U.S. treasury securities	$122,581	$(11)	$	NA	$	NA
Auction rate securities	NA	NA		13,031		(1,419)

Total	$122,581	$(11)		$13,031		$(1,419)

6. Fair Value

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury securities. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, consisted of high-grade corporate bonds as of December 31, 2010. Level 3 investments consisted of auction rate securities. The Company did not transfer any investments into or out of Levels 1, 2 and 3 during the three month period ended March 31, 2011.

The following table presents the Company’s financial assets by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of March 31, 2011:
Cash equivalents:
Money market funds	$23,399	$0	$0	$23,399
U.S. treasury securities	10,006	0	0	10,006
Short-term investments - U.S. treasury securities	381,128	0	0	381,128
Long-term investments - auction rate securities	0	0	13,256	13,256
Other non-current assets - U.S. treasury note	304	0	0	304

Total	$414,837	$0	$13,256	$428,093

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2010:
Cash equivalents - money market funds	$10,613	$0	$0	$10,613
Short-term investments:
U.S. treasury securities	249,276	0	0	249,276
Corporate obligations	0	11,406	0	11,406
Long-term investments - auction rate securities	0	0	13,031	13,031
Other non-current assets - U.S. treasury note	303	0	0	303

Total	$260,192	$11,406	$13,031	$284,629

As of March 31, 2011, the Company held auction rate securities valued at $13.3 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to a successful auction process, redemption of the investment, a sale of the security in a secondary market or a negotiated or adjudicated resolution. Each of the securities continues to pay interest according to the stated terms on a monthly basis. The interest rate on these auction rate securities is no longer established based on an auction process but is established according to the terms of the issue. As of March 31, 2011, the interest rate of each of the auction rate securities was set at the 30-day London Interbank Offering Rate plus 225 basis points. The Company considers the market for these securities to be inactive and distressed. Accordingly, fair value for the auction rate securities has been determined based on a probability-weighted discounted cash flow analysis. This analysis relies upon certain estimates, including the probability-weighted term to an orderly liquidation and the discount rate applied to future cash flows. The discount rate used to determine fair value is based on the observed comparable yield of securities with similar characteristics, adjusted for illiquidity, credit risk and other factors. Investments in auction rate securities are presented as long-term investments in the accompanying condensed consolidated balance sheets.

The Company believes it is more likely than not that it has the ability to hold, and intends to hold, these investments until recovery of substantially all of the cost basis of the securities. This belief is based on a current assessment of the Company’s available cash, expected operating cash requirements, future operating plans and assessment of the individual securities and general market conditions. The Company periodically assesses this conclusion based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, further deterioration of the credit rating of the investment, market risk and other factors. Any such future reassessment that results in a conclusion that the unrealized losses on these investments are other than temporary would result in a write down in the fair value of these investments. Such a write down would be recognized in operating results.

The following table contains a roll-forward of the fair value of the Company’s auction rate securities where fair value is determined using Level 3 inputs (in thousands):

Fair value
Balance as of December 31, 2010	$13,031
Unrealized gain reflected as a component of other comprehensive loss	225

Balance as of March 31, 2011	$13,256

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for cancer and autoimmune diseases. Our lead product candidate, brentuximab vedotin (SGN-35), is being developed for the treatment of diseases that express an antigen called CD30 present on multiple cancer types, including Hodgkin lymphoma and systemic anaplastic large cell lymphoma, or sALCL. In May 2011, we announced that the U.S. Food and Drug Administration, or FDA, accepted for filing two biologics license applications, or BLAs, for brentuximab vedotin seeking approval for the treatment of relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL. In addition, the FDA granted a six-month priority review for both BLAs, and has established an action date of August 30, 2011 for both BLAs under the Prescription Drug User Fee Act, or PDUFA. The FDA has also provided conditional acceptance for ADCETRIS™ as the proposed proprietary name for brentuximab vedotin. We submitted the BLAs to the FDA based primarily on data announced in the fall of 2010 from a pivotal trial in Hodgkin lymphoma patients that had relapsed following an autologous stem cell transplant and a phase II trial in relapsed or refractory patients with sALCL. The Hodgkin lymphoma pivotal trial was conducted under a special protocol assessment, or SPA, with FDA. In the pivotal trial, 75 percent of the patients achieved an objective response as assessed by an independent central review, which was the primary endpoint in the trial, and the median duration of response was 29 weeks as assessed by independent central review and 47 weeks as assessed by investigators. Thirty-four percent of the patients participating in the pivotal trial achieved a complete remission. In the phase II sALCL trial, 86 percent of the patients achieved an objective response as assessed by an independent central review, which was the primary endpoint in the trial. The median duration of response for the phase II sALCL trial had not yet been reached at a median follow up on study of approximately six months. Fifty-three percent of the patients in the phase II sALCL trial achieved a complete remission. Brentuximab vedotin is empowered by our proprietary antibody-drug conjugate, or ADC, technology comprising highly potent synthetic drugs and stable linkers for attaching the drugs to monoclonal antibodies. In addition, we have four other clinical-stage programs, which consist of SGN-75, ASG-5ME, dacetuzumab (SGN-40) and SGN-70, as well as an investigational new drug candidate planned for 2012, SGN-19A.

In December 2009, we entered into a collaboration agreement with Millennium: The Takeda Oncology Company, or Millennium, to develop and commercialize brentuximab vedotin. Under this collaboration, Seattle Genetics has retained all commercial rights for brentuximab vedotin in the United States and its territories and in Canada, and Millennium has commercial rights in the rest of the world. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including Abbott Biotechnology Ltd., or Abbott; Bayer Pharmaceuticals Corporation, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Millennium, Pfizer, Inc., or Pfizer, and PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys, and Genmab A/S, or Genmab.

Although the FDA recently accepted for filing our two BLAs for brentuximab vedotin we cannot predict with certainty when, or whether, regulatory approval will be received or the timing or success of its potential commercialization, and we do not currently have any commercial products for sale. Our other product candidates are in relatively early stages of development. As of March 31, 2011, we had an accumulated deficit of $494.6 million. Over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the potential regulatory approval and commercialization of brentuximab vedotin, including commercial manufacturing. We will also continue to invest in research, development and manufacturing of our product candidates. Our commitment of resources to the approval and commercialization activities for brentuximab vedotin and the research, continued development and manufacturing of our other product candidates may require us to raise substantial amounts of additional capital and our operating expenses will also likely increase as a result of such activities. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards potential commercialization.

We expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Until such time as we have successfully commercialized a product candidate, if ever, our revenues will also depend on the achievement of development and clinical milestones under our existing collaboration and license agreements, including, in particular, our brentuximab vedotin collaboration with Millennium, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as indicative of our future performance.

Financial summary

To date, we have generated revenues principally from our collaboration and license agreements. These revenues reflect the earned amount of upfront technology access fees, milestone payments, reimbursement for support and materials supplied to our collaborators, and development cost-sharing under our product collaborations. For the three months ended March 31, 2011, revenues decreased to $12.2 million, compared to $46.5 million for the same period in 2010. This decrease was primarily due to revenue earned in the first half of 2010 related to our former dacetuzumab collaboration with Genentech that ended in June 2010. For the three months ended March 31, 2011, total operating expenses increased 27% to $45.1 million, compared to $35.6 million for the same period in 2010 primarily due to increased general and administrative costs related to pre-commercialization activities. As of March 31, 2011, we had $455.9 million in cash, cash equivalents and short-term and long-term investments, and $304.8 million in total stockholders’ equity.

Results of operations

Three months ended March 31, 2011

Revenues.

Revenues by collaborator are summarized as follows:

	Three months ended March 31,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2011	2010	% Change
Millennium	$7,227	$2,784	160%
Genentech	1,419	41,839	(97%)
Pfizer	1,000	0	N/A (1)
Other	2,525	1,832	38%

Total	$12,171	$46,455	(74%)

(1)	No amount in comparable period.

Millennium revenues increased 160% to $7.2 million for the first three months of 2011 compared to the comparable period in 2010. Millennium revenues reflect amounts earned under our brentuximab vedotin collaboration agreement and our ADC collaboration agreement. Millennium revenues attributable to both agreements increased in the first quarter ended March 31, 2011 compared to the corresponding period in 2010. Revenues in 2011 also reflect the earned portion of a payment received from Millennium upon its exercise of an option to take an exclusive license to a second antigen target under the ADC collaboration.

Genentech revenues decreased 97% to $1.4 million for the first three months of 2011 compared to the comparable period in 2010. Genentech revenues reflect amounts earned under our ADC collaboration agreement during 2011 and under our ADC collaboration and former dacetuzumab collaboration agreements during 2010. The decrease in Genentech revenues for the three month period ended March 31, 2011 was attributable to our former dacetuzumab collaboration agreement which ended in June 2010 and generated no revenue during the three month period ended March 31, 2011.

Pfizer revenues for the three month period ended March 31, 2011 reflect the earned portion of an $8 million upfront payment under our ADC collaboration agreement that we entered into in December 2010.

Other revenues consist of amounts earned under our ADC collaborations with other companies that generated lower amounts of revenue during the periods presented. This revenue reflects the earned portion of fees and payments received under these ADC collaboration agreements, which generally include some or all of upfront license payments, renewal fees, milestones and payments for research and development support that we may provide to our collaborators. These payments are recognized as revenue over the development period of the collaboration.

Our revenues are impacted by the term and duration of our collaboration agreements and by progress-dependent milestones, annual maintenance fees and reimbursement of materials and support services as our collaborators advance their ADC product candidates through the development process. Collaboration revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, the timing of milestones achieved, and our ability to enter into additional collaboration agreements. We expect revenues related to Millennium will increase as a result of the recognition of amounts earned as we fulfill our performance obligations under the brentuximab vedotin collaboration agreement. However, total collaboration revenues are expected to be substantially lower in 2011 compared to 2010 as a result of revenue recognized in the first half of 2010 related to the dacetuzumab collaboration with Genentech that has ended. We have a significant balance of deferred revenue, representing prior payments from our collaborators that have not yet been recognized as revenue. This deferred revenue will be recognized as revenue in future periods using a time-based approach as we fulfill our performance obligations.

Research and development.

Our research and development expenses are summarized as follows:

	Three months ended March 31,
Research and development ($ in thousands)	2011	2010	% Change
Research	$3,487	$3,427	2%
Development and contract manufacturing	10,792	9,816	10%
Clinical	15,863	15,141	5%
Share-based compensation expense	2,292	1,932	19%

Total research and development expenses	$32,434	$30,316	7%

Development and contract manufacturing expenses increased 10% to $10.8 million in the first three months of 2011 from the comparable period of 2010. The increase reflects higher contract manufacturing costs for our SGN-75 clinical program and our SGN-19A preclinical program, in addition to continued brentuximab vedotin activities. Clinical expenses increased 5% to $15.9 million in the first three months of 2011 from the comparable period in 2010 primarily due to increased staffing levels in support of our clinical trials and our BLA submissions for brentuximab vedotin. Clinical trial expenses for dacetuzumab and lintuzumab decreased during the three month period ended March 31, 2011 as these trials have been completed. Share-based compensation expense increased 19% during the first three months of 2011 from the comparable period in 2010. The increase was due to a higher average value per optioned share primarily attributable to increases in our stock price and a larger number of optioned shares subject to expense recognition as a result of increased staffing levels.

The following table shows expenses incurred for research, contract manufacturing of our product candidates and clinical and regulatory services provided by third parties as well as payments for in-licensed technology for each of our product candidates. The table also presents other costs and overhead consisting of personnel, facilities and other indirect costs that are not directly charged to development programs:

	Three months ended		Five years ended March 31, 2011
	March 31,
Product candidates ($ in thousands)	2011	2010
Brentuximab vedotin (SGN-35)	$8,889	$10,594	$114,701
SGN-19A	1,053	9	2,586
SGN-75	841	375	10,972
ASG-5ME	392	516	4,827
Other third party costs	455	2,893	106,761

Total third party costs	11,630	14,387	239,847
Other costs and overhead	18,512	13,997	232,728
Share-based compensation expense	2,292	1,932	32,065

Total research and development	$32,434	$30,316	$504,640

Our third-party costs for brentuximab vedotin decreased during the three months ended March 31, 2011 from the comparable period in 2010 primarily due to lower manufacturing costs in 2011 as we manufactured less drug supply in the first quarter of 2011. Our third party costs for SGN-19A increased during the three months ended March 31, 2011 from the comparable period in 2010 due to a higher level of manufacturing activities in preparation for potential clinical trials. Third party costs for SGN-75 increased during the three month period ended March 31, 2011 related to manufacturing costs incurred for additional material to support our phase I clinical trial. Our third party costs for ASG-5ME decreased during the three months ended March 31, 2011 compared to 2010 as a result of lower manufacturing costs in the 2011 period.

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

We anticipate that our total research and development expenses will increase in the foreseeable future as we continue to seek regulatory approval for and prepare for the potential commercialization of brentuximab vedotin, as well as continue our preclinical and clinical activities for our other product candidates. In particular, we expect that development costs for brentuximab vedotin, SGN-75, ASG-5ME and SGN-19A will increase in 2011 compared to 2010. We expect our development costs for dacetuzumab and lintuzumab to decrease in 2011 compared to 2010. The lintuzumab program has been discontinued and we are focusing our development efforts on our ADC programs. Expenses will fluctuate based upon many factors including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

General and administrative.

	Three months ended March 31,
General and administrative ($ in thousands)	2011	2010	% Change
General and administrative, excluding share-based compensation expense	$10,737	$3,979	170%
Share-based compensation expense	1,976	1,252	58%

Total general and administrative expenses	$12,713	$5,231	143%

General and administrative expenses, excluding share-based compensation expense, increased during the three months ended March 31, 2011 from the comparable period in 2010. The increase resulted primarily from increased staffing levels and contracted activities in preparation for the potential commercial launch of brentuximab vedotin as we continue to establish our commercial infrastructure. Share-based compensation expense increased during the three months ended March 31, 2011 from the comparable period in 2010. This resulted from a larger number of optioned shares subject to expense recognition during the three months ended March 31, 2011 as a result of increased staffing levels and a higher average value per optioned share primarily attributable to increases in our stock price.

Investment income, net.

Investment income, net decreased 45% to $0.3 million in the first three months of 2011 from the comparable period of 2010. The decrease resulted from lower yields on investments during 2011, partially offset by higher average balances.

Liquidity and capital resources.

	March 31,	December 31,
Selected balance sheet and cashflow data ($ in thousands)	2011	2010
Cash, cash equivalents and investments	$455,853	$294,840
Working capital	395,302	249,295
Stockholders’ equity	304,829	161,518

	Three months ended March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$(9,574)	$44,575
Investing activities	(121,592)	(45,769)
Financing activities	171,508	1,040

We have financed the majority of our operations through the issuance of equity securities and by amounts received pursuant to our product development collaborations and our ADC collaborations. To a lesser degree, we have also financed our operations through interest earned on cash, cash equivalents and investment securities. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

Our combined cash, cash equivalents and investment securities increased to $455.9 million at March 31, 2011, compared to $294.8 million at December 31, 2010 and our working capital was $395.3 million at March 31, 2011, compared to $249.3 million at December 31, 2010. These increases reflect net proceeds from the sale of common stock in an underwritten public offering totaling $168.1 million in February 2011. During the first three months of 2011, we used $9.6 million of cash in our operating activities compared to $44.6 million generated from operating activities during the first three months of 2010. Our cash provided by (used in) operating activities included upfront payments under new collaboration agreements of $16 million and $72 million during the three month periods ended March 31, 2011 and 2010, respectively. We have structured our investment portfolio to provide working capital as needed. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate bonds, taxable municipal bonds, auction rate securities, commercial paper and money market accounts. As of March 31, 2011, we held auction rate securities valued at $13.3 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to a successful auction process, redemption of the investment, a sale of the security in a secondary market or a negotiated or adjudicated resolution. Each of the securities continues to pay interest according to the stated terms on a monthly basis. The interest rate on these auction rate securities is no longer established based on an auction process but is established according to the terms of the issue. As of March 31, 2011, the interest rate of each of the auction rate securities was set at the 30-day London Interbank Offering Rate plus 225 basis points. We consider the market for these securities to be inactive and distressed. Accordingly, fair value for the auction rate securities has been determined based on a probability-weighted discounted cash flow analysis. This analysis relies upon significant unobservable inputs referred to as level 3 inputs within the fair value hierarchy, as described in note 6 to the condensed consolidated financial statements, including the probability-weighted term to an orderly liquidation and the discount rate applied to future cash flows. The discount rate used to determine fair value is based on the observed comparable yield of securities with similar characteristics, adjusted for illiquidity, credit risk and other factors. Investments valued based on level 3 inputs consisted of auction rate securities and accounted for 3% and 5% of total investment securities measured at fair value as of March 31, 2011 and December 31, 2010, respectively. Due to the expected time to a liquidation event, investments in auction rate securities are presented as long-term investments in the accompanying condensed consolidated balance sheets.

We believe it is more likely than not that we have the ability to hold, and intend to hold, these investments until recovery of substantially all of the cost basis of the investments. This belief is based on our current assessment of our available cash, expected operating cash requirements, future operating plans and assessment of the individual securities and general market conditions. We periodically assess this conclusion based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, further deterioration of the credit rating of the investment, market risk and other factors. Any such future reassessment that results in a conclusion that the unrealized losses on these investments are other than temporary would result in a write down in the fair value of these investments. Such a write down would be recognized in our operating results.

Our investment portfolio is structured to provide for access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of March 31, 2011, we had $442.6 million held in cash reserves or debt securities scheduled to mature within the next twelve months.

Included in net cash used in investing activities in 2011 are capital expenditures related to the purchase of laboratory equipment in support of our research and development activities and for computer hardware equipment to support the growth in our infrastructure. We expect that our 2011 capital expenditures will increase compared to 2010 as we expand our facilities to accommodate our growth.

At our currently planned spending rate, we believe that our financial resources, including the $168.1 million in net proceeds received from our recently completed public offering of our common stock, together with the fees, milestone payments and reimbursements we expect to earn under our existing collaboration and license agreements will be sufficient to fund our operations into at least 2013. This forecast does not take into account revenues from potential sales of brentuximab vedotin, which we expect may extend the sufficiency of our financial resources. Although the FDA recently accepted for filing our two BLAs for brentuximab vedotin, we cannot predict with certainty when, or whether, regulatory approval will be received or the timing or success of its potential commercialization. In addition, changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses and the expansion of our sales and marketing organization preceding the potential commercialization of brentuximab vedotin. Additionally, we may not receive the payments that we currently expect under our existing collaboration and license agreements, including the brentuximab vedotin collaboration agreement with Millennium, which may shorten the timeframe through which we are able to fund operations. For example, in the event of a termination of the brentuximab vedotin collaboration agreement with Millennium, we would not receive development cost sharing payments, nor would we receive milestone payments or royalties for the development or international sale of brentuximab vedotin.

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

The following table reflects our future minimum contractual commitments as of March 31, 2011 (in thousands):

	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Operating leases	$22,138	$2,104	$2,836	$2,917	$3,014	$3,113	$8,154
Manufacturing, license & collaboration agreements	36,513	33,590	1,749	1,174	0	0	0

Total	$58,651	$35,694	$4,585	$4,091	$3,014	$3,113	$8,154

Operating lease obligations do not assume the exercise by us of any termination or extension options. A substantial portion of the minimum payments under manufacturing, license and collaboration agreements represents contractual obligations related to manufacturing our product candidates for use in our clinical trials and for future potential commercial operations. The above table excludes royalties and up to approximately $20.6 million in potential future milestone payments to third parties under license and collaboration agreements for our current development programs, which generally become due and payable only upon achievement of certain developmental, clinical, regulatory and/or commercial milestones. Milestone payments under these agreements to date have totaled $6.0 million. The above table also excludes purchase commitments under manufacturing agreements to which we become obligated upon commercialization of brentuximab vedotin. These contingent payments have not been included in the above table and will not be included until the event triggering such payment has occurred.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates during the three months ended March 31, 2011 has not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We currently have holdings in U.S. government securities, auction rate securities and money market accounts. Our investment securities consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Short-term investments	$381,128	$260,682
Long-term investments	13,256	13,031
Other non-current assets	304	303

Total	$394,688	$274,016

As more fully described in note 6 to the condensed consolidated financial statements, included in long-term investments as of March 31, 2011 are auction rate securities valued at $13.3 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to a successful auction process, redemption of the investment, a sale of the security in a secondary market or a negotiated or adjudicated resolution. No assurance can be made that further downgrades, losses or other significant deterioration in the fair value of our cash equivalents, short-term or long-term investments will not occur. If any such further downgrades, losses, or other significant deteriorations occur, it may negatively impact or impair our current portfolio of cash equivalents, short-term and long-term investments.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.8 million in the fair value of our investments as of March 31, 2011. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.1 million over the next twelve months based on our investment balance at March 31, 2011.

Foreign Currency Risk

All of our revenues and the majority of our expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. We have conducted some transactions in foreign currencies during the three months ended March 31, 2011, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro and British Pound. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC.

Risks Related to Our Business

Our near-term prospects are substantially dependent on our lead product candidate, brentuximab vedotin (SGN-35). If we are unable to successfully obtain regulatory approval for and commercialize brentuximab vedotin for the treatment of patients with relapsed or refractory Hodgkin lymphoma or relapsed or refractory systemic anaplastic large cell lymphoma, or sALCL, our ability to generate revenue from product sales will be significantly delayed. *

We currently have no products that are approved for commercial sale. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our lead product candidate, brentuximab vedotin, for which the U.S. Food and Drug Administration, or FDA, recently accepted for filing our two biologics license applications, or BLAs, seeking approval of brentuximab vedotin in two indications. Accordingly, our near-term prospects are substantially dependent on our ability to successfully obtain regulatory approval for and commercialize brentuximab vedotin. Brentuximab vedotin was the subject of a pivotal clinical trial in relapsed or refractory Hodgkin lymphoma patients that was conducted under a special protocol assessment, or SPA, with the FDA and a phase II clinical trial in relapsed or refractory sALCL patients. In the fall of 2010 we announced positive data from both the pivotal clinical trial of brentuximab vedotin for patients with relapsed or refractory Hodgkin lymphoma and the phase II clinical trial of brentuximab vedotin for patients with relapsed or refractory sALCL. However, the design of these trials or data collected from either of these trials may not be adequate to demonstrate the safety and efficacy of brentuximab vedotin for the treatment of patients with either relapsed or refractory Hodgkin lymphoma or relapsed or refractory sALCL, or otherwise may not be sufficient to support FDA or any foreign regulatory approval for either or both of these indications. For example, the FDA may disagree with our interpretation of the results of the trials and determine that the data from the trials are not sufficient to support approval. If we fail to obtain regulatory approval for brentuximab vedotin, we will be unable to market and sell brentuximab vedotin and therefore will not generate any revenue from product sales in the near term, if at all.

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

Although we reported positive results in our clinical trials for brentuximab vedotin, regulatory authorities may not approve brentuximab vedotin, or we may face post-approval problems that require withdrawal of brentuximab vedotin from the market. *

Although we reported positive results from our pivotal trial and our phase II clinical trial of brentuximab vedotin in relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL, respectively, and we believe that the data from these trials are supportive of approval, we might never receive any regulatory approvals for brentuximab vedotin. Regulatory agencies, including the FDA, or their advisors, may disagree with our interpretations of data from preclinical studies and clinical trials of brentuximab vedotin. The FDA has substantial discretion in the approval process, and when or whether regulatory approval will be obtained for brentuximab vedotin or any other drug we develop. For example, even though our Hodgkin lymphoma pivotal trial was conducted under an SPA with the FDA, there is no guarantee that the data generated from this trial will be adequate to support FDA approval. The FDA’s Oncologic Drugs Advisory Committee, if reviewing brentuximab vedotin, may recommend against approval of either or both of our brentuximab vedotin BLAs, may recommend that we conduct one or more additional clinical trials to support potential approval, or may recommend more narrow or restricted labeling or distribution under risk evaluation and mitigation strategies, or REMS. The FDA may also require that either or both of our BLAs be approved under accelerated approval regulations that would require us to provide confirmatory evidence of clinical benefit post-approval and would require us to have all our product promotional materials pre-cleared by the FDA until such accelerated approval restrictions are lifted. Regulatory agencies also may approve brentuximab vedotin for fewer conditions than requested or may grant approval subject to the performance of post-marketing studies or REMS for brentuximab vedotin. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of brentuximab vedotin.

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

If we or our collaborators are not able to obtain or maintain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful. *

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop. In this regard, even if we believe the data collected from clinical trials of our product candidates are promising, such data, including the data collected from our pivotal trial of brentuximab vedotin in relapsed or refractory Hodgkin lymphoma and the data collected from our phase II trial of brentuximab vedotin in relapsed or refractory sALCL, may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer conditions than requested or may grant approval subject to the performance of post-approval studies or REMS for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates, including brentuximab vedotin.

In addition, changes in the regulatory approval policy or requirements during the development period, changes in, or the enactment of additional, regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application for marketing approval. For example, in 2008, the FDA announced that, due to staffing and resource limitations, it had given its managers discretion to miss certain timing goals for completing reviews of BLAs under the Prescription Drug User Fee Act, or PDUFA. Although the FDA has since publicly expressed a recommitment to meeting PDUFA deadlines, it remains unclear whether and to what extent the FDA will adhere to PDUFA deadlines in the future. If the FDA were to miss a PDUFA timing goal for one of our product candidates, including brentuximab vedotin, the development and commercialization of the product candidate could be delayed. Likewise, regulatory changes may require us to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards, or IRBs, for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors, our current product candidates or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain regulatory approval, which could delay or eliminate any potential product revenue by delaying or terminating the potential commercialization of our product candidates.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. Moreover, we still only have limited data from our phase I and phase II clinical trials of dacetuzumab, and our phase I trials of SGN-75, ASG-5ME, and SGN-70. Phase I and phase II clinical trials generally are not designed to test the efficacy of a product candidate but rather are designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. The pivotal trial of brentuximab vedotin required the enrollment of approximately 100 patients and we believe that any clinical trial designed to test the efficacy of SGN-75, ASG-5ME, dacetuzumab or SGN-70, whether phase II or phase III, will likely involve a larger number of patients to achieve statistical significance, will be expensive and will take a substantial amount of time to complete. As a result, we may conduct lengthy and expensive clinical trials of our product candidates, only to learn that the product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate. For example, in September 2010, we announced that our phase IIb clinical trial of lintuzumab in combination with low-dose cytarabine chemotherapy in older patients with acute myeloid leukemia did not meet its primary endpoint of extending overall survival. As a result of the outcome of this trial, we have discontinued our lintuzumab development program and we will not receive any return on our investment in that product candidate.

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

In some circumstances we rely on collaborators to assist in the research and development of our product candidates and, in other situations, to utilize our ADC technology. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, it may affect our ability to commercialize our product candidates and/or generate revenues through technology licensing. *

We have established and intend to continue to establish collaborations with third parties to develop and market some of our current and future product candidates. We entered into a collaboration agreement with Millennium in December 2009 that granted Millennium rights to develop and commercialize brentuximab vedotin outside of the United States and Canada. We also have ADC collaborations with Abbott, Bayer, Celldex, Daiichi Sankyo, GSK, Genentech, Millennium, Pfizer and Progenics, and ADC co-development agreements with Agensys and Genmab.

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

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the development of our product candidates. *

We do not currently have the internal ability to manufacture the drug products that we need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply our drug products. For the monoclonal antibody used in brentuximab vedotin, we have contracted with Abbott Laboratories for clinical and potential future commercial supplies and with Piramal Healthcare to perform conjugation of our drug-linker to the antibody used in brentuximab vedotin, and we have also entered into a manufacturing and supply agreement with Pierre Fabre Medicament Production, S.A.S. for the cGMP fill/finish manufacture of commercial quantities of brentuximab vedotin. For brentuximab vedotin and other ADCs, several contract manufacturers, including AMRI and SAFC, supply us with drug-linker and other contract manufacturers, including Piramal, perform conjugation of the drug-linker to the antibody. For clinical supply of our other product candidates, we have contracted with several suppliers, including Abbott Laboratories, AMRI, Baxter, Lonza Sales AG, Laureate Pharma, and SAFC. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including shipping and storage of our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of our product candidates for use in our clinical trials. If our contract manufacturers or other third parties fail to deliver our product candidates for clinical use on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or otherwise discontinue development and production of our product candidates. In addition, we depend on outside vendors for the supply of raw materials used to produce our product candidates. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our product candidates manufactured and to conduct preclinical testing and clinical trials of our product candidates would be adversely affected.

Although we have entered into agreements necessary for our commercial scale supply chain for brentuximab vedotin, we may not be able to establish or maintain sufficient commercial manufacturing arrangements on commercially reasonable terms. In addition, we have committed to provide Millennium with their needs of brentuximab vedotin for a limited period of time, which may require us to arrange for additional manufacturing supply. Securing commercial quantities of our product candidates from contract manufacturers will require us to commit significant capital and resources. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties. In addition, contract manufacturers have a limited number of facilities in which our product candidates can be produced and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions could result in the cancellation of shipments, loss of product in the manufacturing process, a shortfall in available product candidates or the inability to sell our products in the U.S. or abroad.

Our contract manufacturers are required to produce our clinical and commercial product candidates under GMP in order to meet acceptable standards for use in our clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce our product candidates on the schedule we require for our clinical trials or to meet potential sales projections may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to successfully produce and market our product candidates. We and our contract manufacturers are subject to pre-approval inspections and periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with GMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in our contractors’ manufacturing and supply of product candidates or any failure of our contractors to maintain compliance with the applicable regulations and standards could increase our costs, cause us to lose revenue, make us postpone or cancel clinical trials, prevent or delay regulatory approval by the FDA and corresponding state and foreign authorities, prevent the import and/or export of our product candidates, or cause any of our products that may be approved for commercial sale to be recalled or withdrawn.

The FDA requires that we demonstrate structural and functional comparability between the same product candidates manufactured by different organizations. Because we have used and intend to use multiple sources to manufacture many of our product candidates, we will need to conduct comparability studies to assess whether manufacturing changes have affected the product safety, identity, purity or potency of any recently manufactured product candidate compared to the product candidate used in prior clinical trials. If we are unable to demonstrate comparability, the FDA could require us to conduct additional clinical trials, which would be expensive and may significantly delay our clinical progress and the possible commercialization of such product candidates. Similarly, if we believe there may be comparability issues with any one of our product candidates, we may postpone or suspend manufacture of the product candidate to conduct further process development of such product candidate in order to alleviate such product comparability concerns, which may significantly delay the clinical progress of such product candidate or increase its manufacturing costs.

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

Our ADC technology has not been incorporated into a commercial product. *

Our ADC technology, utilizing proprietary stable linkers and highly potent cell-killing drugs, has not been incorporated into a commercial product. This ADC technology is used in our brentuximab vedotin, SGN-75, ASG-5ME and SGN-19A product candidates and is the basis of our collaborations with Abbott, Agensys, Bayer, Celldex, Daiichi Sankyo, Genentech, Genmab, GSK, Millennium, Pfizer and Progenics. We and our corporate collaborators are conducting toxicology, pharmacology, pharmacokinetics and other preclinical studies and, although we and our collaborators have conducted clinical trials of ADC product candidates, including a pivotal trial in patients with Hodgkin lymphoma and our phase II trial in patients with sALCL for which we are requesting approval for those two indications from the FDA, we may not receive any approvals and additional studies may be required before any approval of an ADC product candidate. In addition, preclinical models to study patient toxicity and anti-cancer activity of compounds are not necessarily predictive of toxicity or efficacy of these compounds in the treatment of human cancer and there may be substantially different results in clinical trials from the results obtained in preclinical studies. Any failures or setbacks in our ADC program, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to maintain and/or enter into new corporate collaborations regarding these technologies, which would negatively affect our business and financial position.

We have a history of net losses. We expect to continue to incur net losses and may not achieve profitability for some time, if at all. *

We have incurred substantial net losses in each of our years of operation and, as of March 31, 2011, we had an accumulated deficit of approximately $494.6 million. We expect to make substantial expenditures to further develop and potentially commercialize our product candidates, and we anticipate that our rate of spending will accelerate as the result of the increased costs and expenses associated with research, development, clinical trials, manufacturing, and potential regulatory approvals and commercialization of our product candidates. Until the approval and commercialization of one or more of our product candidates, we expect our revenues to be derived from technology licensing fees, sponsored research fees and milestone payments under existing and future collaborative arrangements. In the longer term, our revenues may also include royalties from collaborations with current and potential future strategic partners and commercial product sales if any of our product candidates are approved for commercial sale. However, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict.

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

Our success depends, in part, on obtaining and maintaining patent protection and successfully enforcing these patents and defending them against third-party challenges in the United States and other countries. We own multiple U.S. and foreign patents and pending patent applications for our technologies. We also have rights to issued U.S. patents, patent applications, and their foreign counterparts, relating to our monoclonal antibody, linker and drug-based technologies. Our rights to these patents and patent applications are derived in part from worldwide licenses from Bristol-Myers Squibb and Arizona State University, among others. In addition, we have licensed our U.S. and foreign patents and patent applications to third parties.

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

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do. *

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Allos Therapeutics, Amgen, Bayer, Biogen IDEC, Bristol-Myers Squibb, Celgene, Cephalon, Eisai, Genentech, GSK, Genzyme, ImmunoGen, Merck, Millennium, Micromet, Novartis, and Pfizer are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including Bristol-Myers Squibb, ImmunoGen and Pfizer, have ADC technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive. Our competitors may, among other things:

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

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. If we were to experience a prolonged system disruption in the information technology systems, it could result in the delay of development of our product candidates, which could adversely affect our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back ups of our data, if operations at our facilities were disrupted, it would likely cause a material disruption in our business.

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

Global credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash equivalents, short-term investments and long-term investments, including auction rate securities, and our ability to fund our planned operations. *

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments and subject to investment guidelines allowing for investments in United States government and agency securities, high-grade corporate bonds, taxable municipal bonds, mortgage-backed securities, auction rate securities, or ARS, commercial paper and money market accounts. As a result of the uncertain global credit and financial market conditions, investments in some financial instruments, such as mortgage-backed securities and ARS, pose risks arising from liquidity and credit concerns. For example, as of March 31, 2011 we held ARS valued at $13.3 million that have failed at auction and are currently illiquid. Given that future deterioration in the global credit and financial markets is a possibility, no assurance can be made that losses, failed auctions or other significant deterioration in the fair value of our cash equivalents, short-term or long-term investments or ARS will not occur. If any such losses, failed auctions or other significant deteriorations occur, it may negatively impact or impair our current portfolio of cash equivalents, short-term and long-term investments and our ability to fund our planned operations. Further, unless and until the current global credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss.

In addition, Standard & Poor’s recently announced that it had revised its outlook on the long-term credit rating of the United States to negative, which could impact the stability of future U.S. treasury auctions and affect the trading market for U.S. government securities. Uncertainty surrounding U.S. congressional approval of increases to the federal debt ceiling similarly could impact the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, 97% of which were invested in U.S. treasury securities as of March 31, 2011.

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value. *

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the first quarter of 2011, our closing stock price fluctuated between $13.95 and $17.23 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	announcements concerning our two BLAs that were recently accepted for filing by the FDA for brentuximab vedotin or any other regulatory submissions we may in the future plan or determine to make;

•	announcements of FDA approval or non-approval of brentuximab vedotin, or specific label indications for its use, or delays in the FDA review process;

•	announcements regarding the review, evaluation and recommendations of potential approval by the FDA’s Oncologic Drugs Advisory Committee regarding brentuximab vedotin;

•	announcements regarding the results of discovery efforts and preclinical and clinical activities by us or our competitors;

•	termination of or changes in our existing collaborations or licensing arrangements, especially our brentuximab vedotin collaboration with Millennium;

•	establishment of new collaboration, partnering or licensing arrangements, or the termination or completion of any collaborations or other arrangements, by us or our competitors;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our ability to raise additional capital when we need it and the terms upon which we may raise any additional capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.

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

Our existing stockholders have significant control of our management and affairs. *

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 45 percent of our voting power as of May 3, 2011. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6.	Exhibits

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(5)	Form of Common Stock Warrant.

4.3(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1(6)	Amended and Restated 2000 Employee Stock Purchase Plan, effective February 1, 2011.

10.2(6)	2011 Compensation Information for Executive Officers and Directors.

10.3(7)	Seattle Genetics, Inc. 2011 Senior Executive Annual Bonus Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document(8)

101.SCH	XBRL Taxonomy Extension Schema Document(8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(8)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(8)

(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 7, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 filed with the Commission on August 8, 2008 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on August 12, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003 (File No. 333-50266) and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Commission on February 28, 2011 (File No. 000-32405) and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on February 16, 2011 (File No. 000-32405) and incorporated herein by reference.
(8)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: May 6, 2011

EXHIBIT INDEX

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(5)	Form of Common Stock Warrant.

4.3(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1(6)	Amended and Restated 2000 Employee Stock Purchase Plan, effective February 1, 2011.

10.2(6)	2011 Compensation Information for Executive Officers and Directors.

10.3(7)	Seattle Genetics, Inc. 2011 Senior Executive Annual Bonus Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document(8)

101.SCH	XBRL Taxonomy Extension Schema Document(8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(8)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(8)

(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 7, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 filed with the Commission on August 8, 2008 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on August 12, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003 (File No. 333-50266) and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Commission on February 28, 2011 (File No. 000-32405) and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on February 16, 2011 (File No. 000-32405) and incorporated herein by reference.
(8)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.