Form 10-K
period 2011-12-31
SEATTLE GENETICS INC /WA
filed 2012-02-29
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,324,552,293 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Select Market reported for such date. Excludes an aggregate of 49,870,139 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 116,361,172 shares of the registrant’s Common Stock issued and outstanding as of February 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2012 Annual Meeting of Stockholders.

SEATTLE GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

1

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

Item 1. Business.

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for cancer. On August 19, 2011, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of ADCETRISTM, or brentuximab vedotin, in two indications: (1) the treatment of patients with Hodgkin lymphoma after failure of autologous stem cell transplant, or ASCT, or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates and (2) the treatment of patients with systemic anaplastic large cell lymphoma, or sALCL, after failure of at least one prior multi-agent chemotherapy regimen. There are no data available demonstrating improvement in patient-reported outcomes or survival with ADCETRIS. ADCETRIS is an antibody-drug conjugate, or ADC, comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a microtubule disrupting agent, monomethyl auristatin E (MMAE), utilizing our proprietary technology. We have a broad development strategy for ADCETRIS evaluating its potential application in earlier lines of therapy in patients with Hodgkin lymphoma and sALCL and other CD30-positive malignancies. In addition, we have three clinical-stage ADC programs, SGN-75, ASG-5ME, and ASG-22ME, as well as several preclinical product candidates, including SGN-CD19A.

In December 2009, we entered into a collaboration agreement with Millennium: The Takeda Oncology Company, or Millennium, to develop and commercialize ADCETRIS. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the United States and its territories and in Canada, and Millennium has commercial rights in the rest of the world. In June 2011, Millennium’s Marketing Authorization Application, or MAA, seeking regulatory approval to market ADCETRIS for the treatment of relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL in the European Union was accepted by the European Medicines Agency, or EMA, which is currently reviewing the application. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including Abbott Biotechnology Ltd., or Abbott; Bayer Pharmaceuticals Corporation, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Millennium, Pfizer, Inc., or Pfizer, and PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys, Genmab A/S, or Genmab, and Oxford BioTherapeutics Ltd., or OBT.

Our Antibody-Drug Conjugate (ADC) Technologies

ADCETRIS and our pipeline of monoclonal antibody-based product candidates utilize our ADC technology. ADCs are monoclonal antibodies that are linked to cell-killing drugs. Our ADCs utilize monoclonal antibodies that internalize within target cells after binding to a specified cell-surface receptor. Enzymes present inside the cell catalyze the release of the drug from the monoclonal antibody, which then results in the desired activity, specific killing of the target cancer cell. A key component of our ADCs is the linker that attaches the drug to the monoclonal antibody, which is designed to hold the drug to the monoclonal antibody until it binds to the cell surface receptor on the target cell and then to release the drug upon internalization within the target cell. This targeted delivery of the cell-killing drug is intended to maximize delivery of the drug to tumor cells while minimizing toxicity to normal tissues. Our ADCs use auristatins, which are anti-microtubulin agents, as the cell-killing drug. In contrast to natural product drugs that are often more difficult to produce and link to antibodies, our drugs are synthetically produced and easier to scale for manufacturing. ADCETRIS, SGN-75, ASG-5ME, ASG-22ME and SGN-CD19A all utilize our proprietary, auristatin-based ADC technology, and this technology is also the basis of all of our corporate collaborations. We own or hold exclusive or partially-exclusive licenses to multiple issued patents and patent applications covering our ADC technology. We continue to evaluate new linkers, antibody formats, and cell-killing drugs for use in our ADC programs.

We utilize additional technologies designed to maximize antitumor activity and reduce toxicity of antibody-based therapies. Genetic engineering enables us to produce antibodies that are optimized for their intended uses. For ADCs, we screen and select antibodies that have high tumor to normal tissue binding characteristics, rapid internalization within target cells and utilize native or engineered attachment sites to optimize drug conjugation. For unconjugated antibodies, we seek intrinsic antitumor activity through direct signaling and/or effector functions and lowered risk of adverse events or autoimmune response. We have also developed a proprietary sugar enhanced antibody, or SEA, technology, which is a process to enhance the effector function of monoclonal antibodies to further increase their antitumor activity by selectively reducing sugars in the monoclonal antibodies, or defucosylation. In some cases, we evaluate the use of our monoclonal antibodies and ADCs in combination with conventional chemotherapy and other anticancer agents, which may result in increased antitumor activity.

Our Strategy

Our strategy is to become a leading developer and marketer of monoclonal antibody-based therapies for cancer and autoimmune diseases. Key elements of our strategy are to:

•

Successfully Commercialize ADCETRIS.    Our most important near-term objective is to continue our efforts to successfully commercialize ADCETRIS. At the time of the ADCETRIS approval by the FDA in August 2011, we had our commercial and supply infrastructure in place to enable a prompt commercial launch of ADCETRIS. We continue to focus our efforts on commercializing ADCETRIS in the United States, including through the coordinated efforts of our sales, marketing, reimbursement and market planning groups. We are preparing our regulatory application for submission to Canadian Health authorities in the first half of 2012 under which we are seeking approval of ADCETRIS for the treatment of patients with relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL. In addition, in June 2011, Millennium’s MAA seeking regulatory approval to market ADCETRIS in the European Union was accepted by the EMA. Millennium is currently working with the EMA toward potential marketing approvals for ADCETRIS in the treatment of relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL.

•

Expand the Therapeutic Potential of ADCETRIS.    We believe ADCETRIS may have applications in many types of CD30-expressing cancers. We have ongoing or are planning to initiate clinical trials evaluating ADCETRIS in earlier lines of therapy for Hodgkin lymphoma and mature T-cell lymphoma and in other types of CD30-expressing lymphoma such as cutaneous T-cell lymphoma, peripheral T-cell lymphoma and some types of B-cell lymphomas including diffuse large B-cell lymphoma. In addition, we are conducting a phase II clinical trial of ADCETRIS for patients with CD30-positive non-lymphoma malignancies, including multiple myeloma, leukemia and solid tumors. We are also supporting investigator sponsored trials in different CD30-positive indications, including cutaneous T-cell lymphoma, front-line treatment of older patients with Hodgkin lymphoma, salvage therapy for patients with Hodgkin lymphoma prior to autologous hematopoietic cell transplant, graft versus host disease and other areas of scientific interest.

•

Continue to Develop our Other Pipeline Programs.    We believe that it is important to maintain a diverse pipeline of antibody-based product candidates to sustain our future growth. To accomplish this, we are continuing to advance the development of our other clinical product candidates, particularly SGN-75, ASG-5ME and ASG-22ME, as well as our preclinical programs, such as SGN-CD19A and several other research-stage programs that employ our proprietary technologies. In addition, we have ADC co-development agreements with Agensys, Genmab and OBT that provide us with future ADC product opportunities.

•

Enter into Strategic Product Collaborations to Generate Capital and Supplement our Internal Resources.    We enter into collaborations to broaden and accelerate clinical trial development and potential commercialization of our product candidates. Collaborations can generate significant capital, supplement our own internal expertise in key areas such as manufacturing, regulatory affairs and clinical development, and provide us with access to our collaborators’ marketing, sales and distribution capabilities in specific territories. When establishing strategic collaborations, we seek strong financial terms and endeavor to retain significant product rights, such as our ADCETRIS collaboration with Millennium, in which we retained commercial rights in the United States and Canada.

•

Continue to Leverage our Industry-Leading ADC Technology.    We have developed proprietary ADC technology designed to empower monoclonal antibodies. We are currently developing multiple product candidates that employ our ADC technology, including SGN-75, ASG-5ME, ASG-22ME and several preclinical programs, including SGN-CD19A. We also license our ADC technology to biotechnology and pharmaceutical companies to generate near-term collaboration revenue and funding, as well as potential future milestones and royalties. Presently, we have active ADC collaborations with Abbott, Bayer, Celldex, Daiichi Sankyo, Genentech, GSK, Millennium, Pfizer and Progenics, as well as ADC co-development agreements with Agensys, Genmab and OBT. Our ADC technology licensing deals have generated cash payments of over $165 million as of December 31, 2011 through a combination of upfront payments, research support, and other fees, milestone payments and equity purchases.

•

Support Future Growth of our Pipeline through Internal Research Efforts and Strategic In-Licensing.    We have internal research programs directed toward identifying novel antigen targets and monoclonal antibodies, creating new antibody engineering techniques and developing new classes of stable linkers and cell-killing drugs for our ADC technology. In addition, we supplement these internal efforts through ongoing initiatives to identify product candidates, products and technologies to in-license from biotechnology and pharmaceutical companies and academic institutions. We have entered into such license agreements with Bristol-Myers Squibb Corporation, the University of Miami, and CLB Research and Development, among others. We also have active research collaborations with other biotechnology companies and academic institutions to help advance our ADC technology.

ADCETRIS and Product Candidate Development Pipeline

The following table summarizes our ADCETRIS and product candidate development pipeline:

Name of Product or Product Candidate	Description	Commercial Rights	Status

ADCETRIS	Anti-CD30 ADC	Seattle Genetics in United States and Canada; Millennium in rest of world

Accelerated approval by the FDA for two indications: (1) the treatment of patients with Hodgkin lymphoma after failure of ASCT or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) for the treatment of patients with sALCL after failure of at least one prior multi-agent chemotherapy regimen. There are no data available demonstrating improvement in patient-reported outcomes or survival with ADCETRIS. We plan to initiate confirmatory trials required under the accelerated approval of ADCETRIS for these indications by late 2012 or early 2013.

Phase III trial ongoing for patients with Hodgkin lymphoma at high risk of relapse following autologous stem cell transplant, or ASCT (the AETHERA trial).

Phase II retreatment trial ongoing for patients with Hodgkin lymphoma or sALCL who have relapsed after previously responding to ADCETRIS.

Phase II trial ongoing for patients with relapsed or refractory CD30-positive non-Hodgkin lymphomas, including diffuse large B-cell lymphoma, peripheral T-cell lymphoma and other less common lymphoma subtypes.

Phase II CD30-screening and treatment trial ongoing for patients with CD30-positive non-lymphoma malignancies, including multiple myeloma, leukemia and solid tumors.

Phase I safety trial ongoing in combination with Adriamycin, vinblastine, bleomycin and dacarbazine, or ABVD, or in combination with AVD, which removes bleomycin from the regimen, for front-line treatment of patients with Hodgkin lymphoma.

Phase I safety trial ongoing sequentially with or in combination with chemotherapy for front-line treatment of patients with mature T-cell lymphomas, including sALCL.

Name of Product or Product Candidate	Description	Commercial Rights	Status

SGN-75	Anti-CD70 ADC	Seattle Genetics

Completed enrollment in a single-agent phase I trial of SGN-75 for relapsed or refractory non-Hodgkin lymphoma and renal cell carcinoma.

Planning to initiate during 2012 a phase Ib clinical trial to evaluate SGN-75 in combination with everolimus for renal cell carcinoma.

ASG-5ME	Anti-SLC44A4 ADC	50:50 co-development and commercialization with Agensys	Phase I trial ongoing for metastatic pancreatic cancer Phase I trial ongoing for castration-resistant prostate cancer

ASG-22ME	Anti-Nectin-4 ADC	50:50 co-development and commercialization with Agensys	Phase I trial ongoing for Nectin-4 -positive solid tumors

SGN-CD19A	Anti-CD19 ADC	Seattle Genetics	Investigational new drug application, or IND, submission planned in 2012 for CD19-positive hematologic malignancies

ADCETRIS

ADCETRIS is an ADC comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a microtubule disrupting agent, monomethyl auristatin E (MMAE), utilizing our proprietary technology. ADCETRIS employs a linker system that is designed to be stable in the bloodstream but to release MMAE upon internalization into CD30-expressing tumor cells. We believe that the CD30 antigen is an attractive target for cancer therapy because it is expressed on multiple types of cancer, but has limited expression on normal tissues. In December 2009, we entered into a collaboration agreement for the development and commercialization of ADCETRIS with Millennium under which we received a $60 million upfront payment. Under this collaboration, we retain commercial rights in the United States and Canada. Millennium has exclusive rights to commercialize ADCETRIS in the rest of the world and will fund fifty percent of joint development costs under the collaboration, except in Japan where Millennium is fully responsible for funding development costs. We are entitled to receive milestone payments for significant events that Millennium achieves under the collaboration, including EMA approval of ADCETRIS, that could total more than $230 million, and tiered royalties with percentages beginning in the mid-teens and escalating to the mid-twenties based on net sales of ADCETRIS in Millennium’s territories, subject to offsets for third party royalties paid by Millennium.

On August 19, 2011, the FDA granted accelerated approval of ADCETRIS in two indications: (1) the treatment of patients with Hodgkin lymphoma after failure of ASCT or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) the treatment of patients with sALCL after failure of at least one prior multi-agent chemotherapy regimen. There are no data available demonstrating improvement in patient-reported outcomes or survival with ADCETRIS. Following accelerated approval of ADCETRIS by the FDA, we commercially launched ADCETRIS in the United States and began to recognize product sales in the third quarter of 2011. In January 2012, the FDA approved updates to the ADCETRIS label to include a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy, or PML, a serious brain infection, and death can occur in patients receiving ADCETRIS, as well as to include a patient discussion relating to PML and to add a contraindication warning relating to the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity.

Required ADCETRIS Post-approval Clinical Studies

ADCETRIS was granted approval in two indications under the FDA’s accelerated approval regulations, which allows the FDA to approve products for cancer or other serious or life-threatening illnesses based on data surrogate endpoints or on a clinical endpoint other than survival or irreversible morbidity. Under the FDA’s accelerated approval regulations, we are subject to certain post-approval requirements pursuant to which we have agreed to conduct additional confirmatory phase III trials to verify and describe the clinical benefit of ADCETRIS. In addition, we are subject to extensive ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA. As a condition of accelerated approval, we are required to conduct the following post-approval studies that are intended to verify and describe ADCETRIS’ clinical benefit. Successful completion of either of these two trials could result in conversion to regular approval for both indications:

•

A phase III randomized trial evaluating ADCETRIS plus AVD versus ABVD as front-line therapy in advanced-stage Hodgkin lymphoma patients. The primary endpoint will be progression free survival, with overall survival as a key secondary endpoint. We plan to initiate this trial by late 2012 or early 2013.

•

A phase III randomized, double-blind clinical trial comparing ADCETRIS in combination with cyclophosphamide, hydroxydaunorubicin, and prednisone, or CH-P, to cyclophosphamide, hydroxydaunorubicin, Oncovin (vincristine), and prednisone, or CHOP, as front-line therapy in patients with CD30-positive mature T-cell lymphomas, including sALCL. The primary endpoint will be progression free survival, with overall survival as a key secondary endpoint. We plan to initiate this trial by late 2012 or early 2013.

Both of these studies are described in greater detail below under “Clinical Development Plan” below. Failure to complete these required post-approval studies or adhere to the timelines set by the FDA could result in penalties, including fines or withdrawal of ADCETRIS from the market, unless we are able to demonstrate good cause for not completing the studies or adhering to the timelines. The FDA may also initiate proceedings to withdraw approval if these post-approval studies fail to verify the clinical benefit of ADCETRIS. Further, the FDA may require us to further strengthen the warnings and precautions section of the ADCETRIS package insert.

Pivotal Clinical Trials

FDA approval of ADCETRIS was based on the results of two single-arm pivotal phase II trials in relapsed or refractory Hodgkin lymphoma and sALCL. Both trials evaluated single-agent ADCETRIS administered on an every three week basis for up to approximately one year, and were conducted at multiple centers in the United States, Canada and Europe. The primary endpoint of both trials was response rate as assessed by independent central review, with key secondary endpoints of duration of response, progression-free survival and overall survival.

•

Phase II Hodgkin Lymphoma Study.    This study evaluated ADCETRIS in 102 relapsed or refractory Hodgkin lymphoma patients who had previously received ASCT and was conducted under a special protocol assessment, or SPA, with the FDA. Seventy-five percent of patients achieved an objective response with a median duration of response of 29 weeks. In addition, 34 percent of patients achieved a complete remission. The median duration of response for patients who achieved a complete remission was 20.5 months. Tumor reductions were achieved in 94 percent of patients. ADCETRIS was generally well tolerated, with the majority of adverse events being Grade 1 or 2. The most common adverse events were peripheral sensory neuropathy, fatigue, nausea, upper respiratory tract infection and diarrhea. The most common Grade 3 or higher adverse events were neutropenia, peripheral sensory neuropathy, thrombocytopenia and anemia.

•

Phase II sALCL Study.    This study evaluated ADCETRIS in 58 patients with relapsed or refractory sALCL. Eighty-six percent of patients achieved an objective response with a median duration of response of 13.2 months. In addition, 59 percent of patients achieved a complete remission. The median duration of response of patients who achieved a complete remission had not yet been reached at a median follow up on study of approximately 15 months. Tumor reductions were achieved in 97 percent of patients. ADCETRIS was generally well tolerated, with the majority of adverse events being Grade 1 or 2. The most common adverse events were peripheral sensory neuropathy, fatigue, nausea, diarrhea, neutropenia and myalgia. The most common Grade 3 or higher adverse events were neutropenia, peripheral sensory neuropathy and diarrhea.

Market Opportunities

According to the American Cancer Society, approximately 8,800 cases of Hodgkin lymphoma were diagnosed in the United States during 2011, and an estimated 1,300 people died of the disease. Approximately 2,000 additional patients per year in the United States are diagnosed with sALCL, a type of mature T-cell lymphoma that expresses the CD30 antigen. The use of combination chemotherapy as front-line therapy for malignant lymphomas has resulted in high remission rates. However, these front-line chemotherapy regimens have substantial associated toxicities and a significant number of lymphoma patients relapse and require additional treatments including other chemotherapy regimens and ASCT. We believe there is a strong need for new therapies for these patients. In addition to lymphoma, CD30 is also expressed in leukemia, multiple myeloma and solid tumors, which may provide additional market opportunities in the future.

Clinical Development Plan

In collaboration with Millennium, we are pursuing a broad development strategy that includes clinical trials of ADCETRIS both as a single agent and in combination with standard therapies for CD30-expressing cancers. These ongoing and planned clinical trials include:

Hodgkin Lymphoma Post-ASCT Relapse Prevention.    In April 2010, we initiated a phase III trial of ADCETRIS for post-transplant Hodgkin lymphoma patients, or the AETHERA trial. The AETHERA trial is a randomized, double-blind, placebo-controlled study to evaluate ADCETRIS versus placebo in approximately 325 Hodgkin lymphoma patients following ASCT. Patients must be at high risk for residual Hodgkin lymphoma, defined as those with a history of refractory Hodgkin lymphoma, those who relapse or progress within one year from receiving front-line chemotherapy and/or those who have disease outside of the lymph nodes at the time of pre-ASCT relapse. The primary endpoint of the study is progression-free survival and secondary endpoints include overall survival, safety and tolerability. Patients receive ADCETRIS every three weeks for up to approximately one year. The AETHERA trial is being conducted at multiple centers in the United States, Europe and Russia, and will provide important safety data as well as data on the use of ADCETRIS in an earlier line of Hodgkin lymphoma therapy as part of an integrated second-line regimen with ASCT. We expect to complete enrollment of the AETHERA trial during 2012.

Front-line Hodgkin Lymphoma.    In February 2010, we initiated a phase I dose-escalation combination trial in front-line Hodgkin lymphoma to evaluate ADCETRIS combined with ABVD or combined with AVD. This trial is evaluating the safety, pharmacokinetics and antitumor activity of these combination regimens. The study is being conducted at multiple centers in the United States and Canada, and enrollment was completed in 2011. Interim data were reported at the American Society of Hematology, or ASH, meeting in December 2011 from 44 patients, including 25 in the ADCETRIS plus ABVD cohorts and 19 in the ADCETRIS plus AVD cohorts. At that time, no dose-limiting toxicity had been observed at the maximum planned dose of ADCETRIS and no pulmonary toxicity events had been observed in the ADCETRIS plus AVD cohorts. Ten out of 25 patients, or 40 percent, in the ADCETRIS plus ABVD cohorts had an event of pulmonary toxicity, including three Grade 3 and two Grade 4 events. This compares to an overall rate of pulmonary toxicity with bleomycin-based regimens reported in published literature of 10 to 25 percent. Due to this increased incidence of pulmonary adverse events, concomitant use of ADCETRIS with bleomycin is not recommended, and patients are no longer being treated on the ABVD cohorts of the study. In January 2012, the FDA approved changes to the ADCETRIS label to add a contraindication warning relating to the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity. Among 25 patients in the ADCETRIS plus ABVD cohorts, all 15 patients who completed front-line therapy on study achieved a complete remission. Five patients were unevaluable because they withdrew from the study prior to completing a full course of therapy and five patients were in ongoing treatment at the time the data was reported. In addition, we reported that 36 of 37 evaluable patients in both study arms had negative interim positron emission tomography, or PET, scans after cycle 2 as assessed by central review, including 22 out of 22 in the ABVD cohorts and 14 out of 15 in the AVD cohorts. PET scans are frequently used to assess tumor burden in Hodgkin lymphoma patients. Across all treatment cohorts, the most common adverse events were neutropenia, nausea, peripheral sensory neuropathy, fatigue and vomiting and Grade 3 or higher adverse events were neutropenia, anemia, febrile neutropenia and pulmonary toxicity, all of which occurred in the ABVD cohorts. In addition, we reported that no Grade 3 or 4 adverse events of peripheral neuropathy had been observed and we reported that all patients in the ADCETRIS plus AVD cohorts were in ongoing treatment and response results were therefore not yet available. We expect to report additional data from this trial during 2012.

Based on the interim phase I results, we are planning a phase III, randomized trial in front-line advanced-stage Hodgkin lymphoma comparing ADCETRIS plus AVD versus ABVD alone. Our goal with this planned trial is to redefine the standard front-line regimen for Hodgkin lymphoma by potentially increasing the efficacy and decreasing treatment associated toxicities. The primary endpoint of this trial is expected to be progression-free survival with secondary endpoints including overall survival, safety and tolerability. As noted above, we are required to conduct this trial as part of our ADCETRIS post-marketing requirement, and the trial is being designed to be confirmatory in both the United States and European Union. We plan to initiate this trial by late 2012 or early 2013.

Front-line Mature T-Cell Lymphoma.    In March 2011, we initiated a phase I dose-escalation combination trial to evaluate ADCETRIS plus chemotherapy for sALCL, which was subsequently amended to include patients with any CD30-positive mature T-cell lymphoma. This trial is evaluating the safety profile, pharmacokinetics and antitumor activity of ADCETRIS when administered sequentially or in combination with multi-agent front-line chemotherapy regimens. The standard front-line therapy for mature T-cell lymphomas is CHOP. In this study we are combining ADCETRIS either concurrently or sequentially with CHOP or CH-P, which removes Oncovin (vincristine) from the regimen. The study is expected to enroll up to approximately 60 patients at multiple centers in the United States and Europe. Interim data from the first 32 patients treated in this study, including 12 who received the sequential regimen and 20 who received the concurrent regimen, were reported at the T-cell Lymphoma Forum in January 2012. All 12 patients treated with the sequential regimen achieved an objective response after two cycles of single-agent ADCETRIS. Among 20 patients treated with the concurrent regimen, all five patients who had completed the full course of six cycles of multi-agent induction treatment and were evaluable for response at the time of data analysis achieved a complete remission. The most common adverse events regardless of severity or relationship to study drug were nausea, fatigue and peripheral sensory neuropathy.

Based on the interim phase I results, we are planning a phase III, randomized trial in front-line mature T-cell lymphomas comparing ADCETRIS combined with CH-P versus CHOP alone. Our goal with this planned trial is to redefine the standard front-line regimen for mature T-cell lymphoma. The primary endpoint of this trial is expected to be progression-free survival with secondary endpoints including overall survival, safety and tolerability. As noted above, we are required to conduct this trial as part of our ADCETRIS post-marketing requirement with the FDA, and the trial is being designed to be confirmatory in both the United States and European Union. We plan to initiate this trial by late 2012 or early 2013.

Cutaneous T-Cell Lymphoma.

According to published literature, CD30 is expressed in up to 50 percent of cutaneous T-cell lymphomas, including cutaneous ALCL, mycosis fungoides and lymphomatoid papulosis. In our phase II sALCL trial, 14 out of 15 patients with cutaneous involvement of their lymphoma experienced complete regression of their skin lesions. There are also currently two investigator-sponsored trials of ADCETRIS ongoing in patients with CD30-positive cutaneous T-cell lymphoma, and interim data from one of these studies was reported at the T-cell

Lymphoma Forum in January 2012, indicating that 65 percent (or eleven of 17) evaluable patients achieved an objective response. The most common adverse events were Grade 1.

Based on these data, we are planning a phase III, randomized trial in cutaneous T-cell lymphoma. This trial is being designed to compare ADCETRIS to standard treatments for cutaneous T-cell lymphoma patients who have failed at least one prior systemic therapy for their disease. The primary endpoint of this trial is expected to be overall response rate. This trial is planned to initiate by mid-2012.

Relapsed or Refractory CD30-Positive Non-Hodgkin Lymphoma.    In August 2011, we initiated a phase II trial for patients with relapsed or refractory CD30-positive non-Hodgkin lymphomas, including diffuse large B-cell lymphoma, peripheral T-cell lymphoma and other less common lymphoma subtypes, but excluding sALCL. The primary endpoint of this trial is to determine the antitumor activity of ADCETRIS as measured by objective response rate. In addition, the trial will assess safety and characterize the relationship of CD30 expression with potential antitumor activity. The study is expected to enroll up to approximately 55 patients at multiple centers in the United States.

Relapsed or Refractory CD30-Positive Non-Lymphoma Malignancies.    In October 2011, we initiated a phase II trial for patients with CD30-positive non-lymphoma malignancies, including multiple myeloma, leukemia and solid tumors. Eligible patients must have failed, refused or have been deemed ineligible for standard therapy. Assessment of CD30 expression will be performed according to a Seattle Genetics screening protocol that facilitates high-throughput assessment of patients with a variety of non-lymphoma malignancies to identify those eligible for the clinical trial. The primary endpoint of the phase II trial is characterization of the antitumor activity of ADCETRIS. In addition, the trial will assess safety and characterize the relationship of CD30 expression with antitumor activity. The study is expected to enroll approximately 40 patients at multiple centers in the United States.

Retreatment of Relapsed or Refractory Hodgkin Lymphoma and sALCL.    We are conducting a phase II trial of ADCETRIS for retreatment of patients with relapsed or refractory Hodgkin lymphoma or sALCL who have relapsed after previously achieving a complete or partial response to therapy with ADCETRIS. The trial is designed to enroll up to 50 patients at multiple centers in the United States and Europe and is intended to assess the potential for patients to benefit from additional ADCETRIS treatment. In June 2010, we reported preliminary data demonstrating that objective responses were achieved in seven out of 11 retreatment experiences and that ADCETRIS was well-tolerated in the retreatment setting. We expect to report additional data from this study during 2012.

Investigator-Sponsored Studies.    As of December 31, 2011, there were four ongoing investigator sponsored trials of ADCETRIS. In addition, we and Millennium are in discussions with multiple clinical investigators and cooperative groups in the United States, Canada and Europe about potential additional clinical trials of ADCETRIS. The investigator sponsored trials we have supported to date include the use of ADCETRIS in different CD30-positive indications, including cutaneous T-cell lymphoma, older patients with untreated Hodgkin lymphoma and salvage therapy for patients with Hodgkin lymphoma prior to autologous hematopoietic stem cell transplantation. We are also supporting numerous other investigator-sponsored trial proposals for the use of ADCETRIS in various settings, including other CD30-positive indications, novel combinations of therapy and graft versus host disease. We expect multiple additional investigator-sponsored trials of ADCETRIS to initiate during 2012.

SGN-75

SGN-75 is an ADC composed of an anti-CD70 monoclonal antibody linked to a potent auristatin compound using our proprietary ADC technology. In November 2009, we initiated a single-agent phase I study of SGN-75 for patients with CD70-expressing relapsed or refractory renal cell carcinoma or non-Hodgkin lymphoma. This trial was designed to enroll up to 80 patients at multiple centers in the United States to evaluate the safety, tolerability, pharmacokinetic profile and antitumor activity of SGN-75. We defined a maximum tolerated dose and completed enrollment in this trial in the second half of 2011. We are not planning further single-agent trials of SGN-75 and instead plan to initiate a phase Ib clinical trial to evaluate SGN-75 in combination with everolimus for renal cell carcinoma during 2012.

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

We and Agensys initiated a phase I clinical trial of ASG-5ME for the treatment of metastatic pancreatic cancer in July 2010 and a phase I clinical trial of ASG-5ME for the treatment of castration-resistant prostate cancer in October 2010. Both trials are evaluating the safety, tolerability, pharmacokinetic profile and antitumor activity of ASG-5ME in order to identify a dose and schedule for potential future clinical trials. We completed enrollment in the pancreatic clinical trial in the second half of 2011 and are continuing to dose-escalate and enroll additional patients in the castration-resistant prostate clinical trial.

ASG-22ME

ASG-22ME is an ADC composed of an anti-Nectin-4 monoclonal antibody linked to a potent auristatin compound using our proprietary ADC technology. Nectin-4 is a novel target expressed in multiple cancers including bladder, breast, lung and pancreatic cancers. We are developing ASG-22ME as a product candidate for the treatment of solid tumors under our co-development collaboration with Agensys.

A phase I clinical trial of ASG-22ME for the treatment of Nectin-4-positive solid tumors was initiated in July 2011. This trial will evaluate the safety, tolerability, pharmacokinetic profile and antitumor activity of escalating doses of ASG-22ME. The maximum tolerated dose has not yet been established in this trial and dose escalation is continuing.

SGN-CD19A

SGN-CD19A is a preclinical ADC product candidate for the treatment of hematologic malignancies. SGN-CD19A targets CD19, which is a B-cell antigen that is expressed in non-Hodgkin lymphoma, chronic lymphocytic leukemia and acute lymphocytic leukemia. We have previously reported preclinical data demonstrating that SGN-CD19A binds to target cells with high affinity, internalizes and induces potent cancer-cell-killing activity and durable tumor regressions at low doses in multiple cancer models. We are planning a 2012 IND submission for SGN-CD19A in CD19-positive hematologic malignancies.

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

New Stable Linkers.    We are conducting research with the intent to develop new linker systems that are more stable in the bloodstream and more effective at releasing the cell-killing agent once inside targeted cancer cells.

Novel Monoclonal Antibodies and Antigen Targets.    We are actively engaged in internal efforts to identify and develop monoclonal antibodies and ADCs with novel specificities and activities against selected antigen targets. We focus on antigen targets that are highly expressed on the surface of cancer cells that may serve as targets for monoclonal antibodies or ADCs. We then create and screen panels of cancer-reactive monoclonal antibodies in our laboratories to identify those with the desired specificity. We supplement these internal efforts by evaluating opportunities to in-license targets and antibodies from academic groups and other biotechnology and pharmaceutical companies, such as our ongoing co-development collaborations with Agensys, Genmab and OBT.

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

Research and Development Expense

Since inception, we have devoted a significant amount of resources to develop our product candidates and our antibody-based technologies. For the years ended December 31, 2011, 2010, and 2009, we recorded $163.4 million, $146.4 million, and $119.1 million, respectively, in research and development expenses.

Corporate Collaborations

We enter into collaborations with biotechnology and pharmaceutical companies to advance the development and commercialization of our product candidates and to supplement our internal pipeline. We seek collaborations that will allow us to retain significant future participation in product sales through either profit-sharing or royalties paid on net sales. We also license our ADC technology to collaborators to be developed with their own antibodies. These ADC collaborations benefit us in many ways, including generating cash flow and revenues that partially offset expenditures on our internal research and development programs, expanding our knowledge base regarding ADCs across multiple targets and antibodies provided by our collaborators and providing us with future pipeline opportunities through co-development or opt-in rights to new ADC product candidates.

Millennium ADCETRIS Collaboration

In December 2009, we entered into a collaboration agreement with Millennium to develop and commercialize ADCETRIS, under which Seattle Genetics retains commercial rights in the United States and its territories and in Canada, and Millennium and its Takeda affiliates have commercial rights in the rest of the world. Under the collaboration, we received an upfront payment of $60 million. We are also entitled to receive progress- and sales-dependent milestone payments based on Millennium’s achievement of significant events under the collaboration, including approval of ADCETRIS by the EMA, in addition to tiered royalties with percentages starting in the mid-teens and escalating to the mid-twenties based on net sales of ADCETRIS within Millennium’s licensed territories, subject to offsets for royalties paid by Millennium to third parties. Millennium is funding half of joint worldwide development costs under the collaboration, excluding costs solely related to development in Japan, which Millennium is solely responsible for funding. Although we are funding half of joint worldwide development costs, Millennium is responsible for the achievement of the progress- and sales-dependent milestone payments that we may receive. Either party may terminate the collaboration agreement if the other party materially breaches the agreement and such breach remains uncured. Millennium may terminate the collaboration agreement for any reason upon prior written notice to us and we may terminate the collaboration agreement in certain circumstances. The collaboration agreement can also be terminated by mutual written consent of the parties. If neither party terminates the collaboration agreement, then the agreement automatically terminates on the expiration of all payment obligations.

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

Under the co-development provisions of the collaboration agreement, we and Agensys are co-funding all development and commercialization costs for both ASG-5ME and ASG-22ME, and will share equally in any profits for these product candidates. We and Agensys initiated a phase I clinical trial of ASG-5ME for the treatment of metastatic pancreatic cancer in July 2010 and a phase I clinical trial of ASG-5ME for the treatment of castration-resistant prostate cancer in October 2010. A phase I clinical trial of ASG-22ME for the treatment of Nectin-4 positive solid tumors was initiated in July 2011.

Agensys is also conducting preclinical studies aimed at identifying ADC product candidates for additional targets, and we have the right to exercise a co-development option for one additional ADC product candidate upon submission of an IND by Agensys. Agensys has the right to develop and commercialize the other ADC product candidates on its own, subject to paying us fees, milestones and royalties. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. Either party may terminate the collaboration agreement if the other party becomes insolvent or the other party materially breaches the agreement and such breach remains uncured. Subject to certain restrictions, either party may terminate the collaboration agreement for any reason upon prior written notice to the other party. The collaboration agreement can also be terminated by mutual written consent of the parties. If neither party exercises its option to terminate the collaboration agreement, then the agreement will automatically terminate on the later of: (a) the expiration of all payment obligations pursuant to the collaboration agreement, or (b) the day upon which we and Agensys cease to develop and commercialize products under the agreement.

ADC Collaborations

We have active collaborations with nine companies to allow them to use our proprietary ADC technology with their monoclonal antibodies. Under our ADC collaborations, which we enter into in the ordinary course of business, we receive or are entitled to receive upfront cash payments, progress-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. Our ADC collaborators are responsible for development, manufacturing and commercialization of any ADC product candidates that result from the collaborations and are solely responsible for the achievement of any of the potential milestones under these collaborations.

Our current ADC collaborations are at early stages of development. We do not expect to receive material revenues from our current ADC collaboration agreements unless and until a product that incorporates our ADC technology enters late-stage clinical development and/or receives marketing approval from the FDA when the milestone payments, royalties or other rights and benefits become more substantial. Below is a table setting forth our active collaborations, the number of targets licensed and current development status:

Collaborator	Effective Date	Number of Targets	Development Status[1]

Abbott	March 2011	One	Preclinical

Bayer	September 2004	One	Phase I

Celldex	June 2004	Two	Phase II

Daiichi Sankyo	July 2008	One	Preclinical

Genentech	April 2002	Multiple	Phase I

GlaxoSmithKline	December 2009	Multiple	Preclinical

Millennium	March 2009	Two [2]	Preclinical

Pfizer	December 2010	One	Preclinical

Progenics	June 2005	One	Phase I
[1]	For collaborations involving multiple targets, development status denotes the most advanced program under the collaboration.
[2]

In March 2011, Millennium paid us an additional fee to exercise an option to license our ADC technology for a second antigen. Millennium has the option to exercise an exclusive license to our ADC technology for one additional target upon payment of an additional fee.

Genmab Co-Development Collaboration

In September 2010, we entered into an ADC research collaboration agreement with Genmab. Under the agreement, Genmab has rights to utilize our ADC technology with its HuMax-TF antibody targeting the Tissue Factor antigen, which is expressed on numerous types of solid tumors. In April 2011, we entered into a second ADC research collaboration agreement with Genmab. Under the second agreement, Genmab has rights to utilize our ADC technology with its HuMax-CD74 antibody targeting CD74, which is expressed on both hematological malignancies and solid tumors. Under both agreements, we received an upfront payment and have the right to exercise a co-development option for any resulting ADC products at the end of phase I clinical development. Genmab is responsible for research, manufacturing, preclinical development and phase I clinical trials of ADCs under the collaborations. We receive research support payments for any assistance provided to Genmab. If we opt into an ADC product at the end of phase I clinical trials, we and Genmab would co-develop and share all future costs and profits for the product on a 50:50 basis. If we do not opt in to an ADC product, Genmab would pay us fees, milestones and mid-single digit royalties on worldwide net sales of the product.

OBT Co-Development Collaboration

In September 2011, we entered into a strategic collaboration with OBT to jointly discover novel ADCs for the treatment of cancer. Under the collaboration, OBT will generate panels of monoclonal antibodies against novel tumor-specific antigens identified using its proprietary Oxford Genome Anatomy Project (OGAP(R)) database. The antibodies generated by OBT will then be screened for activity using our ADC technology. The resulting ADCs may be selected by each company for further development and commercialization. Under the terms of the multi-year, multi-product agreement, we and OBT will each have an equal number of alternating options to select programs from among the preclinical ADCs identified for exclusive, worldwide development and commercialization. Each company will receive progress-dependent milestone payments and royalties on net sales of any resulting ADCs developed by the other party.

License Agreements

We have in-licensed antibodies, targets and enabling technologies from pharmaceutical and biotechnology companies and academic institutions for use in our pipeline programs and ADC technology, including the following:

Bristol-Myers Squibb.    In March 1998, we obtained rights to some of our technologies and product candidates, portions of which are exclusive, through a license agreement with Bristol-Myers Squibb. Through this license, we secured rights to monoclonal antibody-based cancer targeting technologies, including patents, monoclonal antibodies, chemical linkers, a ribosome-inactivating protein and enabling technologies. Under the terms of the license agreement, we are required to pay royalties in the low single digits on net sales of products, including ADCETRIS, that incorporate patented technology licensed from Bristol-Myers Squibb.

University of Miami.    In September 1999, we entered into an exclusive license agreement with the University of Miami, Florida, covering an anti-CD30 monoclonal antibody that is the basis for the antibody component of ADCETRIS. Under the terms of this license, we made an upfront payment and are required to pay annual maintenance fees, progress-dependent milestone payments and royalties in the low single digits on net sales of products, including ADCETRIS, incorporating technology licensed from the University of Miami.

CLB-Research and Development.    Pursuant to a license agreement we entered into in July 2001, we obtained an exclusive license to specific monoclonal antibodies that target cancer and autoimmune disease targets from CLB-Research and Development, a division of Sanquin Blood Supply Foundation, located in the Netherlands. One of these antibodies is the basis for the antibody component of SGN-75. Under the terms of this agreement, we have made upfront and option exercise payments and are required to make progress-dependent milestone payments and pay royalties in the low single digits on net sales of products incorporating technology licensed from CLB-Research and Development.

Patents and Proprietary Technology

Our owned and licensed patents and patent applications are directed to ADCETRIS, our product candidates, monoclonal antibodies, our ADC and SEA technologies and other antibody-based and/or enabling technologies. We commonly seek claims directed to compositions of matter, including antibodies, ADCs, and drug-linkers containing highly potent cell-killing drugs, as well as methods of using such compositions. When appropriate, we also seek claims to related technologies, such as methods of using certain sugar analogs utilized in our SEA technology. For ADCETRIS and each of our product candidates, we have filed or expect to file multiple patent applications. We maintain patents and prosecute applications worldwide for technologies that we have out-licensed, such as our ADC technology. Similarly, for partnered products and product candidates, such as ADCETRIS, ASG-5ME, and ASG22-ME, we seek to work closely with our development partners to coordinate patent efforts, including patent application filings, prosecution, term extension, defense and enforcement. As ADCETRIS and our development product candidates advance through research and development, we seek to diligently identify and protect new inventions, such as combinations, improvements to methods of manufacturing, and methods of treatment. We also work closely with our scientist personnel to identify and protect new inventions that could eventually add to our development pipeline. In addition to our patented intellectual property, we also rely on trade secrets and other proprietary information, especially when we do not believe that patent protection is appropriate or can be obtained.

For ADCETRIS and our related ADC technology, our 25 issued patents will expire between 2014 and 2026 in the United States and Europe, and additional patent applications are pending that, if issued, could increase the patent term to 2030 for certain methods of treatment using ADCETRIS. Of these 25 patents, we own rights to fourteen patents and have exclusively licensed rights to eleven patents. For SGN-75 and our related ADC technology, our ten issued patents will expire between 2024 and 2028 and additional patent applications are pending that, if issued, could increase the patent term to 2031 for certain methods of treatment using SGN-75. Of these ten issued patents, we own rights to all ten patents. For ASG-5ME and our related ADC technology, our 25 issued patents will expire between 2014 and 2029 and additional patent applications are pending that, if issued, could increase the patent term to 2031. Of these 25 patents, we exclusively own rights to eight patents, have exclusively licensed rights to eleven patents, and have non-exclusive rights to six patents. For ASG-22ME and our related ADC technology, our 21 issued patents will expire between 2014 and 2026 and additional patent applications are pending that, if issued, could increase the patent term to 2031. Of these 21 patents, we exclusively own rights to eight patents, have exclusively licensed rights to eleven patents, and have non-exclusive rights to two patents. For SGN-CD19A and our related ADC technology, our seven issued patents will expire between 2024 and 2029. Of these seven issued patents, we own rights to all seven patents. In some cases, our U.S. patents may be eligible for patent term extension, and our European patents may be eligible for supplemental protection in one or more countries. The length of any such extension would vary by country.

Patents expire, on a country by country basis, at various times depending on various factors, including the filing date of the corresponding patent application(s), the availability of patent term extension and supplemental protection certificates and terminal disclaimers. Although we believe our owned and licensed patents and patent applications provide us with a competitive advantage, the patent positions of biotechnology and pharmaceutical companies can be uncertain and involve complex legal and factual questions. We and our corporate collaborators may not be able to develop patentable products or processes or obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue. In the event of issuance, the patents may not be sufficient to protect the proprietary technology owned by or licensed to us or our corporate collaborators. Our or our corporate collaborators’ current patents, or patents that issue on pending applications, may be challenged, invalidated, infringed or circumvented. Our patents have been and may in the future be challenged by third parties in post-issuance administrative proceedings or in litigation as invalid or unenforceable under U.S. or foreign laws, or they may be infringed by third parties. As a result, we are from time to time involved in the defense and enforcement of our patents or other intellectual property rights in a court of law, U.S. Patent and Trademark Office interference or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the United States and elsewhere. For example, we are currently involved in a pending patent opposition proceeding against our European patent, EP Patent No. 1347730, which covers the use of certain CD30 antibodies and conjugates, including ADCETRIS, for the treatment of Hodgkin lymphoma. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings or litigation may be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our proprietary technologies without a license from us or our collaborators. For example, the possible invalidation of our European patent or amendment of its granted claims could adversely affect our ability to restrict third party products from competing with ADCETRIS, if approved for commercial sale in the European Union. Ours and our collaborators’ patents may also be circumvented, which may allow third parties to use similar technologies without a license from us or our collaborators.

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

•

submission to the FDA of a marketing authorization application in the form of either a New Drug Application, or NDA, or a Biologics License Application, or BLA, which must often be accompanied by a substantial user fee;

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

Clinical trials generally are conducted in three sequential phases that may overlap or in some instances, be skipped. In phase I, the initial introduction of the product into humans, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves trials in a limited patient population to evaluate the efficacy of the potential product for specific, targeted indications, determine dosage tolerance and optimum dosage and further identify possible adverse reactions and safety risks. Phase III and pivotal trials are undertaken to evaluate further clinical efficacy and safety often in comparison to standard therapies within a broader patient population, generally at geographically dispersed clinical sites. Phase IV, or post-marketing, trials may be required as a condition of commercial approval by the FDA and may also be voluntarily initiated by us or our collaborators. Since we received accelerated approval for ADCETRIS from the FDA, we are subject to certain post-approval requirements pursuant to which we have agreed to conduct additional confirmatory phase III trials to verify and describe the clinical benefit of ADCETRIS in its two approved indications. Phase I, phase II or phase III testing may not be completed successfully within any specific period of time, if at all, with respect to any of our product candidates. Similarly, suggestions of safety, tolerability or efficacy in earlier stage trials do not necessarily predict findings of safety and effectiveness in subsequent trials. Furthermore, the FDA, an IRB or we may suspend a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical trials are subject to central registration and results reporting requirements, such as on www.clinicaltrials.gov.

The results of preclinical studies, pharmaceutical development and clinical trials, together with information on a product’s chemistry, manufacturing, and controls, are submitted to the FDA in the form of an NDA or BLA, for approval of the manufacture, marketing and commercial shipment of the pharmaceutical product. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. The FDA may also convene an Advisory Committee of external advisors to answer questions regarding the approvability and labeling of an application, similar to one the FDA convened for ADCETRIS. The FDA is not obligated to follow the Advisory Committee’s recommendation. The submission of an NDA or BLA is required to be accompanied by a substantial user fee, with few exceptions or waivers. The user fee is administered under the Prescription Drug User Fee Act, or PDUFA, which sets goals for the timeliness of the FDA’s review. A standard review period is ten months from submission of the application, while priority review is six months from submission of the application. Our BLA for ADCETRIS was reviewed under priority review since it had the ability to provide safe and effective therapy in a population where no other alternative existed. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny review of an application by refusing to file the application or not approve an application by issuance of a complete response letter if applicable regulatory criteria are not satisfied, require additional testing or information, or require risk management programs and post-market testing and surveillance to monitor the safety or efficacy of the product. Approval may occur with significant Risk Evaluation and Mitigation Strategies, or REMS, that limit the clinical use in the prescribing information, distribution or promotion of a product. Accelerated approval of ADCETRIS additionally requires the pre-submission of marketing materials to the FDA for the product until such time as the accelerated approval requirements have been terminated. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing of ADCETRIS, including phase IV clinical trials, and surveillance programs to monitor the safety effects of ADCETRIS, and the FDA has the power to prevent or limit further marketing of ADCETRIS based on the results of these post-marketing programs or other information.

Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including manufacture, labeling, distribution, advertising, promotion, recordkeeping, annual product quality review and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities. A Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated cGMP or other FDA regulations or guidances. Failure to adequately and promptly correct the observations(s) can result in further regulatory enforcement action. In addition to Form 483 notices and Warning Letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, not approve our products, require us to recall a product from distribution or withdraw approval of the BLA or NDA for that product. Failure to comply with ongoing regulatory obligations can result in delay of approval or Warning Letters, product seizures, criminal penalties, and withdrawal of approved products, among other enforcement remedies.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet, and off-label promotion. While physicians may prescribe for off label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. The FDA has very broad enforcement authority under the Federal Food, Drug, and Cosmetic Act, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing entities to correct deviations from FDA standards, and state and federal civil and criminal investigations and prosecutions.

Federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, are also applicable to our business. If we fail to comply with those laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. The laws that may affect our ability to operate include: the federal Anti-Kickback Statute, which prohibits soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent; and the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters and was amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. State law equivalents of each of the above federal laws, many of which differ from each other in significant ways and may not have the same effect, further complicate compliance efforts.

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

With respect to ADCETRIS, there are currently no FDA-approved therapies other than ADCETRIS for the treatment of relapsed or refractory Hodgkin lymphoma or specifically indicated for relapsed or refractory sALCL; however, Celgene’s Istodax and Allos Therapeutics’ Folotyn are both approved for relapsed or refractory peripheral T-cell lymphoma, or PTCL, and we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib and Millennium’s alistertib, which, if successful, may compete with ADCETRIS in the future. In addition, there are many competing approaches used in the treatment of patients in ADCETRIS’ two approved indications, including ASCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens.

With respect to our current and potential future product candidates, we believe that our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:

•	advance our technology platforms;

•	license additional technology;

•	maintain a proprietary position in our technologies and products;

•	obtain required government and other public and private approvals on a timely basis;

•	attract and retain key personnel;

•	commercialize effectively; and

•	enter into additional collaborations to advance the development and commercialization of our product candidates.

We are aware of other companies that have technologies that may be competitive with ours, including Pfizer, ImmunoGen and Medarex, a subsidiary of Bristol-Myers Squibb, all of which have ADC technology. Pfizer is conducting a phase III trial of an anti-CD22 ADC for B-cell malignancies that may compete with ours or our collaborators’ product candidates. ImmunoGen has several ADCs in development that may compete with our product candidates. ImmunoGen has also established partnerships with other pharmaceutical and biotechnology companies to allow those other companies to utilize ImmunoGen’s technology, including Sanofi-Aventis, Genentech, Novartis and Lilly. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates. For example, Medarex has anti-CD30 and anti-CD70 antibody programs, Micromet AG and Wyeth have anti-CD19 programs and Xencor has an anti-CD30 antibody program that may be competitive with ADCETRIS or our product candidates. In addition, our ADC collaboration partners may develop compounds utilizing our technology that may compete with product candidates that we are developing. Many other pharmaceutical and biotechnology companies are developing and/or marketing therapies for the same types of cancer and autoimmune diseases that our product candidates are designed and being developed to treat. These include antibodies such as Genentech’s Rituxan, proteosome inhibitors such as Millennium’s Velcade, HDAC inhibitors such as Celgene’s Istodax, immunomodulatory agents such as Celgene’s Revlimid and Allos Therapeutics’ Folotyn, small molecule and cytotoxic drugs such as Bayer’s/Onyx’s Nexavar, Celgene’s Vidaza, Cephalon’s Treanda, Pfizer’s crizotinib and Millennium’s alistertib.

Manufacturing

We rely on corporate collaborators and contract manufacturing organizations to supply drug product for our IND-enabling studies and clinical trials. For the monoclonal antibody used in ADCETRIS, we have contracted with Abbott Laboratories for clinical and future commercial supplies and we have contracted with Pierre Fabre Medicament Production, S.A.S., or PFMP, for the cGMP fill/finish manufacture of commercial quantities of ADCETRIS. For ADCETRIS and other ADCs, several contract manufacturers, including Albany Molecular Research, Inc., or AMRI, and Sigma Aldrich Fine Chemicals, or SAFC, perform drug-linker manufacturing and several other contract manufacturers, including Piramal Healthcare, perform conjugation of the drug-linker to the antibody. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including shipping and storage of our product candidates.

We established our commercial scale supply chain for ADCETRIS prior to commercial launch. For our pipeline programs, we believe that our existing supplies of drug product and our contract manufacturing relationships with Abbott Laboratories, PFMP, SAFC, Piramal, and our other existing and potential contract manufacturers with whom we are in discussions, will be sufficient to accommodate clinical trials through phase III trials. However, we may need to obtain additional manufacturing arrangements or increase our own manufacturing capability to meet our future commercial needs, both of which would require significant capital investment. In addition, we have committed to provide Millennium with their needs of ADCETRIS for a limited period of time, which may require us to arrange for additional manufacturing supply. We may also enter into collaborations with pharmaceutical or larger biotechnology companies to enhance the manufacturing capabilities for our product candidates.

Abbott Laboratories.    In February, 2004, we entered into a development and supply agreement with Abbott to manufacture developmental, clinical and commercial quantities of anti-CD30 monoclonal antibody, which is a component of ADCETRIS. The agreement generally provides for the supply by Abbott and the purchase by us of such anti-CD30 monoclonal antibody. Under terms of the supply agreement, we may purchase a portion of our required anti-CD30 monoclonal antibody from a second source third party supplier. We are required to make a minimum annual purchase. The anti-CD30 monoclonal antibody is purchased by us based upon a rolling forecast. The supply agreement was made effective as of February 23, 2004 and will continue until the completion of the tenth contract year following commercial launch of ADCETRIS, provided that the agreement provides for automatic term extension unless either party provides written termination notice to the other party. Either party has the right to terminate the supply agreement if the other party materially breaches its obligations thereunder.

SAFC.    In December 2010, we entered into a commercial supply agreement with SAFC to manufacture commercial quantities of drug linker that is a component of ADCETRIS. The agreement generally provides for the supply by SAFC and the purchase by us of drug linker. Under terms of the supply agreement, we may purchase a portion of our required drug linker from a second source third party supplier. We are required to make a minimum annual purchase. The drug linker is purchased by us based upon a rolling forecast. The supply agreement was made effective as of December 1, 2010 and will continue until the completion of the tenth contract year following commercial launch of ADCETRIS, provided that the agreement provides for automatic term extension unless either party provides written termination notice to the other party. Either party has the right to terminate the supply agreement if the other party materially breaches its obligations thereunder.

Commercial Operations

We have established a commercial organization, including sales, marketing, supply chain management and reimbursement capabilities, to commercialize ADCETRIS in the United States. We believe the U.S. market for ADCETRIS in the two approved indications is addressable with a targeted sales and marketing organization, and we intend to continue promoting ADCETRIS ourselves in the United States for this and any additional indications we may obtain in the future. Millennium has commercial rights in the rest of the world. In June 2011, Millennium’s MAA seeking regulatory approval to market ADCETRIS for the treatment of relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL in the European Union was accepted by the EMA, which is currently reviewing the application.

We sell ADCETRIS through a limited number of pharmaceutical distributors. Health care providers order ADCETRIS through these distributors. We receive orders from distributors and ship product directly to the health care provider. Three of our major distributors, together with entities under their common control—AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation—each accounted for 10% or more of our total revenue in 2011.

Employees

As of December 31, 2011, we had 483 employees. Of these employees, 324 were engaged in or support research, development and clinical activities, 65 were in administrative and business related positions, and 94 were in sales and marketing. Each of our employees has signed confidentiality and inventions assignment agreements and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

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

•	our limited experience in marketing, selling and distributing ADCETRIS;

•	adverse reimbursement and coverage policies of government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of ADCETRIS as compared to alternative treatment options;

•	the relatively low incidence and prevalence of patients in ADCETRIS’ two approved indications, including the reliability of our estimates;

•	changed or increased regulatory restrictions;

•

additional changes to the label for ADCETRIS, including the boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from required post-approval studies or as the result of adverse events observed in these or other studies;

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

In December 2009, we entered into an agreement with Millennium to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Millennium has commercial rights in the rest of the world. The success of this collaboration and the activities of Millennium will significantly impact the potential commercialization of ADCETRIS in countries other than the United States and in Canada, and although Millennium has submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, seeking approval to market ADCETRIS in the European Union, ADCETRIS has not to date been approved for marketing in any jurisdiction other than the United States. We are also planning to develop ADCETRIS for use as a single agent and in combination therapy regimens in a range of hematologic malignancies and solid tumor indications, but there can be no assurance that we and/or Millennium will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications or to market ADCETRIS at all in any other jurisdictions. For example, we may not be able to successfully develop a companion diagnostic that may be required by regulatory authorities in order to develop ADCETRIS for use in treating hematologic malignancies and solid tumors. Even if we and Millennium receive the required regulatory approvals to market ADCETRIS for any additional indications or in any other jurisdictions, we and Millennium may not be able to successfully commercialize ADCETRIS, including for the reasons set forth above.

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

Reports of adverse events or safety concerns involving ADCETRIS or our product candidates could delay or prevent us from obtaining or maintaining regulatory approval, or could negatively impact sales of ADCETRIS.

Reports of adverse events or safety concerns involving ADCETRIS and our product candidates could interrupt, delay or halt clinical trials of ADCETRIS and our product candidates, including the FDA-required ADCETRIS post-approval confirmatory studies. In addition, reports of adverse events or safety concerns involving ADCETRIS could result in the FDA or other regulatory authorities denying or withdrawing approval of ADCETRIS for any or all indications, including the use of ADCETRIS for the treatment of patients in its two approved indications. We cannot assure you that patients receiving ADCETRIS or any of our product candidates will not experience serious adverse events in the future.

Adverse events may also negatively impact the sales of ADCETRIS. We may also be required to further update the ADCETRIS package insert based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, which could adversely affect ADCETRIS’ acceptance in the market, make competition easier or make it more difficult or expensive for us to distribute ADCETRIS. For example in January 2012, we announced that the prescribing information for ADCETRIS had been updated to include the following updated information: (1) a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy, or PML, and death can occur in patients receiving ADCETRIS, (2) a discussion in the PML warning and precaution provision regarding other possible contributing factors to PML such as other prior therapies and underlying disease, symptoms to be aware of and suggested methodologies for diagnosis of PML, and (3) a contraindication warning of the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity.

The target patient population for ADCETRIS’ two approved indications is small, has not been definitively determined and may turn out to be lower than expected, which could adversely affect our ability to achieve profitability in the future.

The incidence and prevalence of patients in ADCETRIS’ two approved indications has not been definitively determined, but we believe the number of patients in ADCETRIS’ two approved indications is relatively low. The number of such patients in the United States may turn out to be lower than expected or may not otherwise be amenable to treatment with ADCETRIS, all of which would adversely affect our results of operations and our ability to achieve profitability. Further, initial sales of ADCETRIS may deplete the prevalence pool of patients in the two approved indications more quickly than expected, which would have a negative impact on sales of ADCETRIS in the future and could adversely affect our results of operations and our ability to achieve profitability.

Even though we have obtained accelerated approval to market ADCETRIS in the United States in two indications, we are subject to ongoing regulatory obligations and review, including post-approval requirements that could result in the withdrawal of ADCETRIS from the market if not met.

ADCETRIS was approved for treating patients in two indications under the FDA’s accelerated approval regulations, which allows the FDA to approve products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. Under these provisions, we are subject to certain post-approval requirements pursuant to which we have agreed to conduct additional confirmatory phase III trials to verify and describe the clinical benefit of ADCETRIS in its two approved indications. Our failure to conduct these required post-approval studies, or to confirm a clinical benefit during these post-approval studies, could result in the FDA withdrawing approval of ADCETRIS, which would seriously harm our business. In addition, we are subject to extensive ongoing obligations and continued

regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA. There may also be additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize ADCETRIS in the United States or potentially other jurisdictions.

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

We have only very limited experience in commercializing products on our own and we may not be able to effectively commercialize ADCETRIS.

Our success in commercializing ADCETRIS will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. We established a sales and marketing organization for the commercial launch of ADCETRIS, but we may not be able to successfully maintain adequate sales and marketing capabilities or scale our sales and marketing capabilities to effectively commercialize ADCETRIS. Although we have hired the number of employees that we believe are required to market ADCETRIS, this number may turn out to be incorrect and we may not be able to effectively commercialize ADCETRIS with our sales force. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect sales of ADCETRIS. If we are unable to maintain adequate sales and marketing capabilities and successful distribution relationships with logistics companies and wholesalers, we may fail to realize the full sales potential of ADCETRIS. Although we have established relationships with such companies, we generally do not have control over the resources or degree of effort that any of these third parties may devote to ADCETRIS, and if they fail to devote sufficient time and resources to the distribution of ADCETRIS, or if their performance is substandard, this will adversely affect sales of ADCETRIS.

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

Healthcare providers and third-party payers use coding systems to identify diagnoses, procedures, services, drugs, pharmaceutical devices, equipment and other health-related items and services. Proper coding is an integral component to receiving appropriate reimbursement for the administration of ADCETRIS and related services. The majority of payers use nationally recognized code sets to report medical conditions, services and drugs. Although we are in the process of applying for permanent reimbursement codes for ADCETRIS, healthcare providers prescribing ADCETRIS will initially be required to submit claims for reimbursement using temporary miscellaneous codes, which may result in payment delays or incorrect payment levels. We cannot predict whether our customers will receive adequate reimbursement for ADCETRIS, nor can we predict when ADCETRIS will receive permanent reimbursement codes in the future.

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

We are subject to various state and federal healthcare related laws and regulations that may impact the commercialization of ADCETRIS or our product candidates and could subject us to significant fines and penalties.

Our operations may be directly or indirectly subject to various state and federal healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and HIPAA/HITECH. These laws may impact, among other things, the sales, marketing and education programs for ADCETRIS or any of our product candidates that may be approved for commercial sale.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters and was amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information.

In order to comply with these laws, we have implemented a comprehensive compliance program to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and by promoting a culture of compliance. Although we take our obligation to maintain our compliance with these various laws and regulations seriously and our compliance program is designed to prevent the violation of these laws and regulations, if we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations, all of which could have a material adverse effect on our business and results of operations.

We have a history of net losses. We expect to continue to incur net losses and may not achieve profitability for some time, if at all.

We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting required post-approval and other clinical trials of, and seeking additional regulatory approvals for, ADCETRIS as well as commercializing ADCETRIS for the treatment of patients in its two approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize our product candidates. Although we have recently begun to commercialize ADCETRIS and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

Our current product candidates are at an early stage of development, and it is possible that none of these product candidates will ever become commercial products.

Our current product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, we have three clinical-stage programs, SGN-75, ASG-5ME and ASG-22ME, and several preclinical product candidates, including SGN-CD19A. If a product candidate fails at any stage of development or we otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. In this regard, during 2011 we announced that we had discontinued the development of dacetuzumab and SGN-70 to focus our efforts on our pipeline of ADC product candidates, and we previously discontinued our lintuzumab development program following negative clinical trial results. As a result of the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates and it is possible that none of our current product candidates will ever become commercial products. In addition, we expect that much of our effort and many of our expenditures over the next few years will be devoted to required post-approval studies and commitments and commercialization activities associated with ADCETRIS, which may restrict or delay our ability to develop our clinical and preclinical product candidates or develop ADCETRIS for additional indications.

Our ability to commercialize any of our product candidates depends on first receiving required regulatory approvals, and it is possible that we may never receive regulatory approval for any of our product candidates. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Even though ADCETRIS has received required regulatory approval in the United States, commercial success for ADCETRIS outside of the United States and Canada will depend on Millennium’s commercialization efforts. The degree of commercial success of any of our product candidates that may be approved for commercial sale will depend on a number of factors, including:

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates or to market and sell ADCETRIS for additional indications, we must demonstrate, through extensive preclinical studies and clinical trials, that the product or product candidate is safe and effective in humans. Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. Moreover, we still only have limited data from our phase I trials of SGN-75, ASG-5ME and ASG-22ME. Phase I and phase II clinical trials generally are not designed to test the efficacy of a product candidate but rather are designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. The pivotal trials of ADCETRIS required the enrollment of approximately 160 patients, and we believe that any clinical trial designed to test the efficacy of SGN-75, ASG-5ME, ASG-22ME, or our future product candidates, whether phase II or phase III, will likely involve a larger number of patients to achieve statistical significance, will be expensive and will take a substantial amount of time to complete. As a result, we may conduct lengthy and expensive clinical trials of our product candidates, only to learn that the product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occur in later-stage clinical trials. For example, we recently announced that, based on a phase I trial combining ADCETRIS with ABVD chemotherapy, ADCETRIS should not be combined with bleomycin, one of the drugs in ABVD chemotherapy, due to increased incidence of pulmonary toxicity in the combination arm of the trial. The FDA has since approved changes to the ADCETRIS label to add a contraindication warning relating to the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events, including patient fatalities that may be attributable to ADCETRIS or our product candidates, during a clinical trial could cause it to be redone or terminated or negatively affect our ability to market ADCETRIS or expand into other indications. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

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

We have established and intend to continue to establish collaborations with third parties to develop and market some of our current and future product candidates. For example, we entered into a collaboration agreement with Millennium in December 2009 that granted Millennium rights to develop and commercialize ADCETRIS outside of the United States and Canada. We also have ADC collaborations with Abbott, Bayer, Celldex, Daiichi Sankyo, GSK, Genentech, Millennium, Pfizer and Progenics, and ADC co-development agreements with Agensys, Genmab, and Oxford BioTherapeutics.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, beginning in 2011;

•

an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning in 2011;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 23, 2010;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective in January 2010;

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013, and reporting any investment interests held by physicians and their immediate family members during the preceding calendar year;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The United States Supreme Court has accepted petitions to hear a constitutional challenge to the PPACA in 2012. If the Supreme Court rules that the PPACA is unconstitutional, we may need to adjust to the new competitive environment, and new legislation could later become law that could adversely affect the pharmaceutical industry.

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers.

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

In the United States, we sell ADCETRIS through a limited number of pharmaceutical distributors. Health care providers order ADCETRIS through these distributors. We receive orders from distributors and ship product directly to the health care provider. We do not promote ADCETRIS to these distributors and they do not set or determine demand for ADCETRIS; however, our ability to successfully commercialize ADCETRIS will depend, in part, on the performance of these distributors. Although we believe we can find alternative distributors on a relatively short notice, the loss of a major distributor could materially and adversely affect our results of operations and financial condition.

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the continued development and commercialization of ADCETRIS and the continued development of our product candidates.

We do not currently have the internal ability to manufacture the drug products that we sell or need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply such drug products. For the monoclonal antibody used in ADCETRIS, we have contracted with Abbott Laboratories for clinical and commercial supplies and with Piramal Healthcare to perform conjugation of our drug-linker to the antibody used in ADCETRIS, and we have also entered into a manufacturing and supply agreement with Pierre Fabre Medicament Production, S.A.S. for the cGMP fill/finish manufacture of commercial quantities of ADCETRIS. For ADCETRIS and other ADCs, several contract manufacturers, including SAFC, supply us with drug-linker and other contract manufacturers, including Piramal, perform conjugation of the drug-linker to the antibody. For clinical supply of our product candidates, we have contracted with several suppliers, including Abbott Laboratories, AMRI, Baxter, Lonza Sales AG, Laureate Pharma, and SAFC. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including shipping and storage of ADCETRIS and our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of ADCETRIS and our product candidates for use in our clinical trials and for commercial sale. If our contract manufacturers or other third parties fail to deliver ADCETRIS or our product candidates for clinical use or sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or otherwise discontinue development, production and sale of ADCETRIS or our product candidates. In addition, we depend on outside vendors for the supply of raw materials used to produce ADCETRIS and our product candidates. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have ADCETRIS and our product candidates manufactured to meet commercial and clinical requirements would be adversely affected.

Although we have entered into agreements necessary for our commercial scale supply chain for ADCETRIS, we may not be able to maintain sufficient commercial manufacturing arrangements on commercially reasonable terms. In addition, we have committed to provide Millennium with their needs of ADCETRIS for a limited period of time, which may require us to arrange for additional manufacturing supply. Securing commercial quantities of ADCETRIS from contract manufacturers has and will continue to require us to commit significant capital and resources. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties. In addition, contract manufacturers have a limited number of facilities in which ADCETRIS and our product candidates can be produced and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions could result in the cancellation of shipments, loss of product in the manufacturing process, a shortfall in ADCETRIS or our product candidates, or the inability to sell our products in the U.S. or abroad.

Our contract manufacturers are required to produce ADCETRIS and our clinical and commercial product candidates under cGMP in order to meet acceptable standards for use in our clinical trials and for commercial sale, as applicable. If such standards change, the ability of contract manufacturers to produce ADCETRIS and our product candidates on the schedule we require for our clinical trials or to meet commercial requirements may be affected. In addition, contract manufacturers may not perform their obligations under their agreements with us or may discontinue their business before the time required by us to successfully produce clinical and commercial supplies of ADCETRIS and our product candidates. We and our contract manufacturers are subject to pre-approval inspections and periodic unannounced inspections by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. Any difficulties or delays in our contractors’ manufacturing and supply of ADCETRIS and our product candidates or any failure of our contractors to maintain compliance with the applicable regulations and standards could increase our costs, cause us to lose revenue, make us postpone or cancel clinical trials, prevent or delay regulatory approval by the FDA and corresponding state and foreign authorities, prevent the import and/or export of ADCETRIS and our product candidates, or cause ADCETRIS and any of our product candidates that may in the future be approved for commercial sale to be recalled or withdrawn.

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

ADCETRIS and our SGN-75, ASG-5ME, ASG-22ME and SGN-CD19A product candidates are based on our ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic drugs. Our ADC technology is also the basis of our collaborations with Abbott, Agensys, Bayer, Celldex, Daiichi Sankyo, Genentech, Genmab, GSK, Millennium, Pfizer and Progenics, and our co-development agreements with Agensys, Genmab, and OBT. Although ADCETRIS has received marketing approval in the United States, ADCETRIS is our first and only ADC product that has been approved for commercial sale in any jurisdiction. Any failures or setbacks in our ADC development program, including adverse effects resulting from the use of this technology in human clinical trials, could have a detrimental impact on the continued commercialization of ADCETRIS and our internal product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

We may need to raise significant amounts of additional capital that may not be available to us.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities, as well as commercialize ADCETRIS and position our other product candidates for potential regulatory approval and commercial sale. Although some of these expenditures related to ADCETRIS are expected to be shared with Millennium, and we expect to offset some of these costs with sales proceeds of ADCETRIS, we may need to raise significant amounts of additional capital. We may seek additional funding through public or private financings, including equity financings, and through other means, such as collaborations and license agreements. However, the global credit and financial markets continue to experience uncertainty, which, along with current economic conditions, may make it more difficult for us to raise equity and debt financing when we need it. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If adequate funds are not available to us when we need them, we will be required to delay, reduce the scope of or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

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

We rely on license agreements for certain aspects of ADCETRIS, our product candidates and our ADC technology. Failure to maintain these license agreements or to secure any required new licenses could prevent us from developing or commercializing ADCETRIS, our product candidates and our ADC technology.

We have entered into agreements with third-party commercial and academic institutions to license technology for use in ADCETRIS, our product candidates and our ADC technology. Currently, we have license agreements with Bristol-Myers Squibb, CLB-Research and Development, and the University of Miami, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize ADCETRIS or our product candidates. In addition, continued development and commercialization of ADCETRIS and continued development of our product candidates will likely require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

If we are unable to enforce our intellectual property rights or if we fail to sustain and further build our intellectual property rights, we may not be able to commercialize ADCETRIS and our product candidates, and competitors may be able to develop competing therapies.

Our success depends, in part, on obtaining and maintaining patent protection and successfully enforcing these patents and defending them against third-party challenges in the United States and other countries. We own multiple U.S. and foreign patents and pending patent applications for our technologies. We also have rights to issued U.S. patents, patent applications, and their foreign counterparts, relating to our monoclonal antibody, linker and drug-based technologies. Our rights to these patents and patent applications are derived in part from worldwide licenses from the University of Miami and Bristol-Myers Squibb, among others. In addition, we have licensed our U.S. and foreign patents and patent applications to third parties.

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

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of relapsed or refractory Hodgkin lymphoma or specifically indicated for relapsed or refractory sALCL; however, Celgene’s Istodax and Allos Therapeutics’ Folotyn are both approved for relapsed or refractory PTCL and we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib and Millennium’s alistertib, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ two approved indications, including ASCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens, which represent competition for ADCETRIS.

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

Product liability and product recalls could harm our business, and we may not be able to obtain adequate insurance to protect us against product liability losses.

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

Product recalls may be issued at our discretion, or at the discretion of government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of ADCETRIS could materially adversely affect our business by rendering us unable to sell ADCETRIS for some time and by adversely affecting our reputation.

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

We conduct our business in a limited number of facilities in a single geographical location in Bothell, Washington. Damage or extended periods of interruption to our corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates or interrupt the sales process for ADCETRIS. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

If we experience a significant disruption in our information technology systems our business could be adversely affected.

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. If we were to experience a prolonged system disruption in the information technology systems, it could result in the delay of development of our product candidates or the coordination of our sales activities, which could adversely affect our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it would likely cause a material disruption in our business.

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

Global credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash equivalents and long-term investments, including auction rate securities, and our ability to fund our planned operations.

Our cash, cash equivalents and investments are held in a variety of instruments and subject to investment guidelines allowing for investments in United States government and agency securities, high-grade corporate bonds, taxable municipal bonds, mortgage-backed securities, auction rate securities, commercial paper, bank checking accounts and money market accounts. As a result of the uncertain global credit and financial market conditions, investments in some financial instruments, such as auction rate securities, pose risks arising from liquidity and credit concerns. As of December 31, 2011 we held auction rate securities valued at $5.8 million that have failed at auction and are currently illiquid. Given that future deterioration in the global credit and financial markets is a possibility, no assurance can be made that losses, failed auctions or other significant deterioration in the fair value of our cash equivalents or investments will not occur. If any such losses, failed auctions or other significant deteriorations occur, it may negatively impact or impair our current portfolio of cash equivalents and investments and our ability to fund our planned operations. Further, unless and until the current global credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss.

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value.

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the fourth quarter of 2011, our closing stock price fluctuated between $15.02 and $22.28 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States;

•	announcements regarding the results of discovery efforts and preclinical and clinical activities by us, including the clinical results of any of our current product candidates, or our competitors;

•

announcements regarding the results of the post-approval confirmatory studies of ADCETRIS that we are required to conduct as a condition to the FDA’s grant of accelerated approval for ADCETRIS, as well as the results of any other clinical trials that we are or may in the future conduct for ADCETRIS;

•	announcements regarding, or negative publicity concerning, adverse events associated with the use of ADCETRIS and our product candidates;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•	announcements of FDA approval or non-approval of our product candidates, or specific label indications for or restrictions, warnings or limitations in its use, or delays in the FDA review process;

•	termination of or changes in our existing collaborations or licensing arrangements, especially our ADCETRIS collaboration with Millennium;

•	establishment of new collaboration, partnering or licensing arrangements, or the termination or completion of any collaborations or other arrangements, by us or our competitors;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our ability to raise additional capital when we need it and the terms upon which we may raise any additional capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.

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

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 69.3 percent of our voting power as of February 23, 2012. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are in Bothell, Washington, where we lease three buildings totaling approximately 194,900 square feet of office space that we use for laboratory, discovery, research and development and general and administrative purposes. This includes 81,000 square feet of space we added in May 2011. All of our leases include renewal options and one of our leases includes an early termination option exercisable upon providing notice of our intent to accelerate the termination date of the lease and payment of a termination fee.

We believe that our facilities are currently adequate to meet our needs.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Our Common Stock

Our common stock is traded on The NASDAQ Global Select Market under the symbol “SGEN.” As of February 21, 2012, there were 116,361,172 shares of our common stock outstanding, which were held by approximately 113 holders of record of our common stock. On February 21, 2012, the closing price of our common stock as reported on The NASDAQ Global Select Market was $17.66 per share.

The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock as reported on The NASDAQ Global Market or The NASDAQ Global Select Market, as applicable:

	High	Low
2010
First Quarter	$12.60	$9.24
Second Quarter	13.68	10.25
Third Quarter	15.68	11.27
Fourth Quarter	18.05	13.70
2011
First Quarter	$17.45	$13.94
Second Quarter	21.41	14.86
Third Quarter	21.15	12.29
Fourth Quarter	22.40	14.61
2012
First Quarter (through February 21, 2012)	$20.00	$16.34

Dividend Policy

We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

Sales of Unregistered Securities and Issuer Repurchases of Securities

On December 28, 2011, we issued an aggregate of 31,261 shares of our common stock pursuant to the net exercise of a warrant held by an institutional investor. The warrant was exercisable for an aggregate of 50,000 shares of our common stock at an exercise price of $6.25 per share. The number of shares issued upon exercise of the warrants was reduced by an aggregate of 18,739 shares to effect the net exercise of the warrants in accordance with their terms. Also, on December 30, 2011, we issued an aggregate of 812,500 shares of our common stock pursuant to the cash exercise of warrants held by an institutional investor and its affiliated entities. The exercise price paid was $6.25 per share. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. Other than these warrant exercises and sales disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not make any unregistered sales of shares of our common stock in 2011. In addition, we did not repurchase any of our equity securities during the fourth quarter of 2011.

Stock Performance Graph

We show below the cumulative total return to our stockholders during the period from December 31, 2006 through December 31, 2011 in comparison to the cumulative return on The NASDAQ Pharmaceutical Index, The NASDAQ Composite Index and The NASDAQ Biotechnology Index during that same period. The results assume that $100 was invested on December 31, 2006 in our common stock and each of the indexes listed above, including reinvestment of dividends, if any.

	Years ended
	12/06	12/07	12/08	12/09	12/10	12/11
Seattle Genetics, Inc.	100.00	213.88	167.73	190.62	280.49	313.60
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Pharmaceutical	100.00	90.99	84.71	95.64	100.10	110.44
NASDAQ Biotechnology	100.00	102.53	96.57	110.05	117.19	124.54

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

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2011, 2010 and 2009 and Consolidated Balance Sheet data as of December 31, 2011 and 2010 have been derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2008 and 2007 and Consolidated Balance Sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except for per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Net product sales	$43,241	$0	$0	$0	$0
Collaboration and license agreement revenues	51,537	107,470	51,965	35,236	22,420

Total revenues	94,778	107,470	51,965	35,236	22,420

Costs and expenses:
Cost of sales	3,115	0	0	0	0
Research and development	163,396	146,410	119,139	110,944	64,828
Selling, general and administrative	72,659	29,258	17,683	16,078	13,237

Loss from operations	(144,392)	(68,198)	(84,857)	(91,786)	(55,645)
Investment income (loss), net	(7,638)	1,933	3,174	6,285	6,713

Net loss	$(152,030)	$(66,265)	$(81,683)	$(85,501)	$(48,932)

Net loss per share—basic and diluted	$(1.34)	$(0.66)	$(0.90)	$(1.09)	$(0.80)

Weighted-average shares used in computing basic and diluted net loss per share	113,098	101,055	90,988	78,724	61,293

	Years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$330,696	$294,840	$287,730	$160,708	$129,584
Working capital	308,441	249,295	244,081	70,496	90,003
Total assets	425,216	329,936	388,333	187,717	148,530
Stockholders’ equity	218,849	161,518	206,200	79,018	53,986

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

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for cancer. On August 19, 2011, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of ADCETRISTM, or brentuximab vedotin, in two indications: (1) the treatment of patients with Hodgkin lymphoma after failure of autologous stem cell transplant, or ASCT, or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) the treatment of patients with systemic anaplastic large cell lymphoma, or sALCL, after failure of at least one prior multi-agent chemotherapy regimen. There are no data available demonstrating improvement in patient-reported outcomes or survival with ADCETRIS. Following accelerated approval of ADCETRIS by the FDA, we began to recognize product sales and cost of sales.

ADCETRIS is an antibody-drug conjugate, or ADC, comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a microtubule disrupting agent, monomethyl auristatin E (MMAE), utilizing our proprietary technology. We have a broad development strategy for ADCETRIS evaluating its potential application in earlier lines of therapy in patients with Hodgkin lymphoma and sALCL and other CD30-positive malignancies. In addition, we have three clinical-stage ADC programs, which consist of SGN-75, ASG-5ME, and ASG-22ME, as well as several preclinical product candidates, including SGN-CD19A.

In December 2009, we entered into a collaboration agreement with Millennium: The Takeda Oncology Company, or Millennium, to develop and commercialize ADCETRIS. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the United States and its territories and in Canada, and Millennium has commercial rights in the rest of the world. In June 2011, Millennium’s Marketing Authorization Application, or MAA, seeking regulatory approval to market ADCETRIS for the treatment of relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL in the European Union was accepted by the European Medicines Agency, or EMA, which is currently reviewing the application. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including Abbott Biotechnology Ltd., or Abbott; Bayer Pharmaceuticals Corporation, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Millennium, Pfizer, Inc., or Pfizer, and PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys, Genmab A/S, or Genmab, and Oxford BioTherapeutics Ltd., or OBT.

We began commercializing ADCETRIS in August 2011 and the commercial potential of and our ability to successfully commercialize ADCETRIS is unknown. Our success in commercializing ADCETRIS will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. The FDA granted accelerated approval of ADCETRIS which means that we are, among other things, obligated to conduct specific post-approval clinical studies to confirm patient benefit as a condition of that approval. In addition, we intend to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and sALCL and in other CD30-positive malignancies. In order to do this, we will be required to conduct additional extensive clinical studies and, if successful, we intend to seek additional regulatory approvals. These activities will require substantial amounts of capital and may not ultimately prove successful. Further, our other product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Accordingly, over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization and continued development of ADCETRIS. We will also continue to invest in research, development and manufacturing of our other product candidates. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS and the research, continued development and manufacturing of our other product candidates may require us to raise substantial amounts of additional capital and our operating expenses will fluctuate as a result of such activities. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards potential commercialization.

Although we have begun to recognize revenue from ADCETRIS product sales in the United States, we are very early in the product launch and our future ADCETRIS product sales cannot be accurately predicted. Our sales revenue may vary significantly from period to period as the launch progresses. We also expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development and clinical milestones by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Millennium, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and you should not rely on them as being indicative of our future performance.

Financial summary

Although we began commercial sales of ADCETRIS in the United States during the third quarter of 2011, our revenues to date have principally come from our collaboration and license agreements. These revenues reflect the earned amount of upfront technology access fees, milestone payments, reimbursement for support and materials supplied to our collaborators, and development cost-sharing under our product collaborations. Total revenues decreased to $94.8 million in 2011, compared to $107.5 million in 2010. This decrease was due to approximately $70 million of revenue earned in the first half of 2010 under our former dacetuzumab collaboration with Genentech that ended in June 2010, partially offset by revenue earned from our other collaboration agreements and product sales of ADCETRIS. Total costs and expenses increased 36% to $239.2 million in 2011, compared to $175.7 million in 2010. This reflects increases in sales and marketing expenses and research and development activities, including clinical development activities to explore additional potential applications of ADCETRIS, as well as our activities to continue developing our ADC pipeline programs. As of December 31, 2011, we had $330.7 million in cash, cash equivalents and investments, and $218.8 million in total stockholders’ equity.

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

Revenue Recognition.    Our revenues are comprised of ADCETRIS net product sales and amounts earned under our collaboration and licensing agreements. Revenue recognition is predicated upon persuasive evidence of an agreement existing, delivery of products or services being rendered, amounts payable being fixed or determinable, and collectibility being reasonably assured.

Net product sales

We sell ADCETRIS through a limited number of pharmaceutical distributors. Health care providers order ADCETRIS through these distributors. We receive orders from distributors and ship product directly to the health care provider. Distributors are invoiced at wholesale acquisition cost, or WAC, and we record product sales upon delivery of the product to the health care provider at which time title and risk of loss pass. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, product returns and other deductions. Reserves are established for these deductions and actual amounts incurred are offset against applicable reserves. We reflect these reserves as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales reserves are based on management’s estimates that consider payer mix in target markets, industry benchmarks and experience to date. These estimates involve a high degree of judgment and are periodically reviewed and adjusted as necessary.

Government-mandated rebates and chargebacks:    In late September 2011, we entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to us by participating states. We estimated Medicaid rebates based on a third party study of the payer mix for ADCETRIS and information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure™ prior to completion of our MDRA. In December 2011, we also completed an interim Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on their purchases of ADCETRIS. In January 2012, our Pharmaceutical Pricing Agreement, or PPA, with the Secretary of Health and Human Services became effective. The PPA allows certain private entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to us for the difference between WAC and the discounted price for health care providers entitled to PHS discounts or FSS pricing. As a result of our direct-ship distribution model, we can identify the entities purchasing ADCETRIS and this information enables us to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. We also review actual chargeback information to further refine these estimates.

Distribution fees, product returns and other deductions:    Our distributors charge a fee for distribution services that they perform on our behalf. We are able to calculate the actual amount due for each distributor based on the amount of sales to each distributor and the negotiated fee. We allow for the return of product that is within 30 days of its expiration date or that is damaged. We estimated product returns based on historical industry information of return rates for other specialty pharmaceutical products. In addition, we considered our direct-ship distribution model, our belief that product is typically not held in the distribution channel, and the expected rapid use of the product by healthcare providers. We provide reimbursement and financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance amounts through our patient assistance program, SeaGen Secure™. SeaGen Secure is available to patients in the U.S. and its territories who meet various financial need criteria. Estimated contributions for commercial coinsurance are deducted from gross sales. These contributions are based on an analysis of expected plan utilization and are adjusted as necessary to reflect our actual experience.

Collaboration and license agreement revenues

We use a time-based proportional performance model to recognize revenue over our performance obligation period and have adopted ASU 2009-13 entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” Under this standard, payments received by us are recognized as revenue over the performance period of the collaboration. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under our collaboration and license agreements have not qualified as separate units of accounting. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, milestones payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for our current agreements. Thereafter, such amounts received or due will be recognized as revenue when collectibility is reasonably assured. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. We believe that the period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. We did not elect to adopt ASU 2010-17 entitled “Milestone Method of Revenue Recognition” which was available as a policy election beginning in the first quarter of 2011.

Our collaboration and license agreements include contractual milestones. Generally, the milestone events contained in our collaboration and license agreements coincide with the progression of the collaborators’ proprietary product candidates from development, to regulatory approval and then to commercialization and fall into the following categories.

Development milestones in our collaborations may include the following types of events:

•

Designation of a product candidate or initiation of pre-clinical studies. Our collaborators must undertake significant pre-clinical research and studies to make a determination of a product candidate and the time from those studies or designation to initiation of a clinical trial may take several years.

•	Initiation of a phase 1 clinical trial. Generally, phase 1 clinical trials take one to two years to complete.

•	Initiation or completion of a phase 2 clinical trial. Generally, phase 2 clinical trials take one to three years to complete.

•	Initiation or completion of a phase 3 clinical trial. Generally, phase 3 clinical trials take two to six years to complete.

Regulatory milestones in our collaborations may include the following types of events:

•

Filing of regulatory applications for marketing approval such as a Biologics License Application, or BLA, in the United States or Marketing Authorization Application in Europe. Generally, it takes up to twelve months to prepare and submit regulatory filings.

•

Receiving marketing approval in a major market, such as in the United States, Europe or Japan. Generally it takes up to three years after a marketing application is submitted to obtain full approval for marketing and pricing from the applicable regulatory agency.

Commercialization milestones in our collaborations may include the following types of events:

•	First commercial sale in a particular market, such as in the United States or Europe.

•

Product sales in excess of a pre-specified threshold, such as annual sales exceeding $1 billion. The amount of time to achieve this type of milestone depends on several factors, including, but not limited to, the dollar amount of the threshold, the pricing of the product, market penetration of the product and the rate at which customers begin using the product.

We have developed a proprietary technology for linking cytotoxic drugs to monoclonal antibodies called antibody-drug conjugates, or ADCs. This proprietary technology is the basis of our ADC collaborations that we have entered into in the ordinary course of our business with a number of biotechnology and pharmaceutical companies. Under our ADC collaboration agreements, we grant our collaborators research and commercial licenses to our technology and provide technology transfer services, technical advice, supplies and services for time periods ranging from two to fourteen years. Our ADC collaborators are solely responsible for the development of their product candidates and the achievement of a milestone in any of the categories identified above is based solely on the collaborators’ efforts. In the case of our other collaboration and license agreements, such as our ADCETRIS collaboration with Millennium or our co-development agreement with Agensys, our proprietary products or product candidates may be covered by the collaboration or we may be involved in certain development activities; however, the achievement of milestone events under these agreements is based on activities undertaken by the collaborator.

The process of successfully developing a product candidate, having it approved and ultimately commercialized is highly uncertain and the attainment of any milestones is therefore uncertain and difficult to predict. In addition, since we do not take a substantive role or control the research, development or commercialization of any products generated by our ADC collaborators, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable to us by our ADC collaborators. As such, the milestone payments we may receive from our ADC collaborators involve a substantial degree of uncertainty and risk that they may never be received. Similarly, even in those collaborations where we may have an active role in the development of the product candidate, such as our ADCETRIS collaboration with Millennium, the attainment of a milestone is based on the collaborator’s activities and is generally outside our direction and control.

We generally invoice our collaborators on a monthly or quarterly basis for services that we perform or materials that we provide, based on the terms of each agreement. Amounts due, but not billed to a collaborator, if any, are included in accounts receivable in our consolidated balance sheets. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

Royalties

Revenues from royalties on third-party sales of licensed technologies are generally recognized in accordance with the contract terms when the royalties can be reliably determined and collectibility is reasonably assured. To date, we have not received significant royalty revenues.

Investments.    We have investments in a variety of debt securities in accordance with our investment policy. We classify our investments as available-for-sale, which are reported at estimated fair value with the related unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value of investments judged to be other-than-temporary are included in investment income (loss), net. The fair value of our investments is subject to volatility. Additional declines in the fair value of our investments judged to be other-than-temporary could adversely affect our future operating results. We estimate fair values in accordance with a hierarchy prescribed by GAAP. This hierarchy prioritizes the inputs and assumptions used, and the valuation techniques used to measure fair value. As described below under “Liquidity and capital resources” we use level 3 inputs to value our investment in auction rate securities.

Accrued Liabilities.    As part of the process of preparing financial statements, we are required to estimate accrued liabilities. This process involves identifying services that have been performed on our behalf and estimating the level of services performed and the associated costs incurred for such services where we have not yet been invoiced or otherwise notified of actual cost. We record these estimates in our consolidated financial statements as of each balance sheet date. Examples of estimated accrued liabilities include fees due to contract research organizations and other costs in conjunction with clinical trials, fees due in conjunction with manufacturing ADCETRIS and our product candidates, third party royalties that accrue on our sales of ADCETRIS and professional service fees, among other items.

In accruing service fees, we estimate the time period over which services will be provided and the level of effort in each period. If the actual timing of the provision of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. In the event that we do not identify costs that have been incurred or we under or overestimate the level of services performed or the costs of such services, our actual liabilities would differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. We make judgments based upon the facts and circumstances known to us at the time and in accordance with generally accepted accounting principles.

Research and Development.    Research and development expenses consist of salaries, benefits and other headcount related costs of our research and development staff, preclinical activities, clinical trials, lab supplies, pre-approval drug manufacturing costs for our product candidates used in research and clinical trials, contract and outside service fees and facilities and overhead expenses. Research and development activities are expensed as incurred. Technology in-licensing fees, including milestones and maintenance fees, and other costs to acquire technologies for product candidates that have not yet received regulatory approval that are utilized in research and development and that are not expected to have alternative future use are expensed when incurred. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognize this cost, based on a variety of factors, beginning with the preparation for the clinical trial, continuing through patient accrual into the clinical trial and completion of the clinical trial. This estimated cost includes payments for clinical trial site and patient-related costs, including laboratory costs related to the conduct of the trial, and other costs. Costs associated with activities performed under research and development co-development collaborations are reflected in research and development expense. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are capitalized and recognized as expense as the related goods are delivered or the related services are performed.

Share-based Compensation.    We expense the fair value of share-based payment transactions in our consolidated financial statements. We use the Black-Scholes option pricing model to determine the fair value of options on the date of grant which requires certain estimates to be made by management, including the expected forfeiture rate and expected term of the options. Management also makes decisions regarding the method of calculating the expected stock price volatility and the risk free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. We charge this estimated fair value to expense over the vesting period of the arrangement using the graded-vesting attribution method.

Income Taxes.    We have net deferred tax assets which are fully offset by a valuation allowance due to our determination that it is more likely than not that the deferred assets will not be realized. We believe that a full valuation allowance is appropriate as we expect to incur operating losses for at least the next several years as we continue to pursue the development of ADCETRIS and our product candidates. In the event we were to determine that we would be able to realize our net deferred tax assets in the future, an adjustment to the deferred tax asset would be made, a portion of which would increase income (or decrease losses) in the period in which such a determination was made.

Inventories.    We consider regulatory approval of product candidates to be uncertain. Accordingly, we charge manufacturing costs to research and development expense until such time as a product has received regulatory approval for commercial sale. We began capitalizing ADCETRIS production costs into inventory following its accelerated approval by the FDA on August 19, 2011. Production costs for our other product candidates continue to be charged to research and development expense.

We value our inventories at the lower of cost or market value. Cost is determined on a specific identification basis. Inventory includes the cost of materials, third-party contract manufacturing and overhead associated with the production of ADCETRIS. We would write-down inventory cost to net realizable value if we were to determine that we had any excess, obsolete or unsalable inventory.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, accrued expenses, research and development, share-based compensation, income taxes and inventories. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions.

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

Net product sales

We began selling ADCETRIS following its accelerated approval by the FDA on August 19, 2011 and net product sales were $43.2 million in 2011. We record product sales net of estimated government-mandated rebates and chargebacks, distribution fees, product returns and other deductions. These are generally referred to as gross to net deductions. The following table summarizes our gross to net deductions, net of related payments and credits, for the period from FDA approval of ADCETRIS through December 31, 2011 (in thousands):

	Rebates & chargebacks	Distribution fees, product returns and other	Total
Balance as of August 19, 2011	$—	$—	$—
Provision related to current year sales	900	1,243	2,143
Adjustments for prior period sales	—	—	—
Payments/credits for current year sales	(5)	(207)	(212)
Payments/credits for prior year sales	—	—	—

Balance as of December 31, 2011	$895	$1,036	$1,931

We entered into a MDRA in late September 2011 and we finalized our interim FSS agreement in December 2011. Our PPA became effective in January 2012. The PPA enables healthcare providers eligible under the Public Heath Services Act to receive discounts on their covered purchases of ADCETRIS. As a result, only a portion of our ADCETRIS sales were subject to government rebates and discounts during 2011. We expect our deductions from gross sales to increase in 2012 as a result of the PPA being finalized and due to the MDRA and FSS agreement being in effect in future periods.

We expect our net product sales to increase in 2012 reflecting a full year of product sales and expected continuing adoption of ADCETRIS by health care providers. However, due to the recent approval by the FDA of ADCETRIS in its two indications and the lack of historical sales data, ADCETRIS sales will be difficult to predict from period to period and as a result, you should not rely on ADCETRIS sales results in any period as being indicative of future performance and sales of ADCETRIS.

Collaboration and license agreement revenues

Collaboration and license agreement revenues reflect amounts earned under product collaborations and ADC collaboration and co-development agreements. These revenues reflect the earned portion of payments received by us including technology access and maintenance fees, milestone payments and reimbursement payments for research and development support we provide to our collaborators. Collaboration and license agreement revenues increased by 107% in 2010 to $107.5 million from 2009, and decreased by 52% in 2011 to $51.5 million from 2010. Collaboration and license agreement revenues during 2009 and 2010 from Genentech were primarily comprised of revenues earned under our dacetuzumab collaboration with Genentech that ended in June 2010. We continue to have an ADC collaboration with Genentech. The increase in collaboration revenues from Millennium during 2010 and 2011 reflect the earned portion of payments received under our ADCETRIS collaboration agreement with Millennium entered into in December 2009. Collaboration and license agreement revenues are summarized by collaborator as follows:

Collaboration and license agreement revenues by collaborator ($ in thousands)
				Annual percentage change
	2011	2010	2009	2011/2010	2010/2009
Millennium	$27,914	$16,040	$1,690	74%	849%
Genentech	5,302	82,819	41,594	(94%)	99%
Pfizer	4,500	0	0	N/A (1)	N/A (1)
Agensys	3,957	2,256	4,029	75%	(44%)
Abbott	3,721	219	0	1,599%	N/A (1)
GSK	3,037	3,013	0	1%	N/A (1)
Other	3,106	3,123	4,652	(1%)	(33%)

Total	$51,537	$107,470	$51,965	(52%)	107%

(1)	No amount in comparable period.

Our revenues are impacted by the term and duration of our collaboration and co-development agreements and by progress-dependent milestones, annual maintenance fees and reimbursement of materials and support services as our collaborators advance their ADC product candidates through the development process. Revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, the timing of milestones achieved, and our ability to enter into additional collaboration and co-development agreements. We expect our collaboration and license agreement revenues to increase in 2012 compared to 2011, primarily as a result of our ADCETRIS collaboration with Millennium. We have a significant balance of deferred revenue, representing prior payments from our collaborators that have not yet been recognized as revenue. This deferred revenue will be recognized as revenue in future periods using a time-based approach as we fulfill our performance obligations.

Product Collaboration Agreements

Millennium ADCETRIS and ADC Collaborations

Revenues earned under our ADCETRIS and ADC collaborations with Millennium represented 54% of our collaboration and license agreement revenues in 2011, 15% in 2010 and 3% in 2009. Revenues from Millennium increased in 2011 and 2010 from prior year amounts primarily as a result of amounts earned under the ADCETRIS collaboration. Under this collaboration, we are entitled to receive progress- and sales-dependent milestone payments based on Millennium’s achievement of certain events related to ADCETRIS, including approval of ADCETRIS by the EMA for which Millennium is responsible. We are also entitled to tiered royalties at percentages starting in the mid-teens and escalating to the mid-twenties based on net sales of ADCETRIS within Millennium’s licensed territories, subject to offsets for third party royalties paid by Millennium. Total milestone payments to us under the ADCETRIS collaboration could exceed $230 million, of which up to $7 million relate to the achievement of development milestones, up to $162.5 million relate to the achievement of regulatory milestones and up to $65 million relate to the achievement of commercial milestones. In 2011, we received a $5 million milestone payment as a result of the acceptance of Millennium’s MAA by the EMA.

Genentech

In January 2007, we entered into an exclusive worldwide collaboration agreement with Genentech for the development and commercialization of dacetuzumab. Under the terms of the dacetuzumab agreement, we received an upfront payment of $60 million and progress-dependent milestone payments of $20 million.

Genentech also funded ongoing research, development and manufacturing costs for dacetuzumab under the collaboration. In December 2009, Genentech provided the requisite six-month notice to us of its election to terminate the collaboration effective June 2010. As a result, the remaining performance obligation period under the collaboration was shortened to six months. All deferred revenue, representing payments received in advance of the culmination of the earnings process was fully recognized as revenue using a time-based method over the remaining term of the agreement. During the first half of 2010, we recorded $70 million in collaboration revenue related to this collaboration. We also have an ADC collaboration with Genentech, which was unaffected by the termination of the dacetuzumab agreement. Amounts earned under our dacetuzumab and ADC collaborations with Genentech accounted for 10%, 77% and 80% of our collaboration and license agreement revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Collaboration and Co-Development Agreement with Agensys

In January 2007, we entered into an agreement with Agensys to jointly research, develop and commercialize ADCs for cancer. The agreement was expanded and modified in November 2009. Agensys will conduct preclinical studies aimed at identifying ADC product candidates for multiple designated antigens. We are currently co-developing ASG-5ME and ASG-22ME, and we have the right to exercise a co-development option for one additional ADC product candidate upon Agensys’ submission of an IND to the FDA. Agensys has the right to develop and commercialize the other ADC product candidates on its own, subject to paying us fees, milestones, royalties and support fees for research and development services and material provided under the agreement. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. Amounts received for product candidates being developed solely by Agensys will be recognized as revenue over the development term of the modified collaboration agreement using a time-based approach. Revenues attributable to the Agensys agreement increased in 2011 from 2010 due to two payments made to exercise additional exclusive licenses for ADC product candidates and decreased from 2009 to 2010 due to revenues earned from the expansion of the agreement in 2009.

ADC Collaboration Agreements

We have active collaborations with nine companies to allow them to use our proprietary ADC technology with their monoclonal antibodies. Under our ADC collaborations, which we enter into in the ordinary course of business, we receive or are entitled to receive upfront cash payments, progress-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. As of December 31, 2011, our ADC collaborations had generated over $165 million, primarily in the form of upfront payments. Total milestone payments to us under our current ADC collaborations could exceed $3.2 billion if all potential product candidates achieved all of the milestone events under all of our current ADC collaborations. Of this amount, up to $724 million relate to the achievement of development milestones, up to $1.5 billion relate to the achievement of regulatory milestones and up to $990 million relate to the achievement of commercial milestones. Our ADC collaborators are responsible for development, manufacturing and commercialization of any ADC product candidates that result from the collaborations and are solely responsible for the achievement of any of the potential milestones under these collaborations. Since we do not control the research, development or commercialization of any products generated by our ADC collaborators, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our ADC collaborators. In addition, our current ADC collaborations are at early stages of development. We have not received and do not expect to receive material milestone payments from any of our current ADC collaborators unless and until a product that incorporates our ADC technology enters late-stage clinical development and/or receives marketing approval from the FDA, if at all. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in an ADC collaborator’s business strategy and financial difficulties or other factors could result in an ADC collaborator abandoning or delaying development of its ADC product candidates. As such, the milestone payments we may receive from our ADC collaborators involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments provided for under our ADC collaborations and it is possible that we may never receive any significant milestone payments under our ADC collaborations.

Pfizer revenues for 2011 reflect the earned portion of an $8 million upfront payment and a development milestone achieved by Pfizer under our ADC collaboration agreement that we entered into in December 2010.

Abbott revenues for 2011 reflect the earned portion of an $8 million upfront payment, a development milestone achieved by Abbott and reimbursable support we provided to Abbott under our ADC collaboration agreement that we entered into in March 2011.

GSK revenues for 2011 reflect the earned portion of a $12 million upfront payment and reimbursable support we provided to GSK under our ADC collaboration agreement entered into in December 2009.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third party royalty costs, amortization of technology license costs and distribution and other costs. We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval by the FDA in its two approved indications on August 19, 2011. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we tracked the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval is not reasonably determinable. Most of the product produced prior to FDA approval is expected to be available for us to use commercially. We expect that our cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is consumed. This cost benefit is expected to occur during at least the first year of commercial sales of ADCETRIS; however, the time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ADCETRIS sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities and the ability to utilize inventory prior to its expiration date. We expect as this reduced-cost inventory is used, the percentage of total costs of sales for sales of ADCETRIS will increase into the teens.

Research and development

Research and development expenses increased 12% to $163.4 million in 2011 from 2010, and increased 23% to $146.4 million in 2010 from 2009. Our research and development expenses are summarized as follows:

Research and development ($ in thousands)				Annual percentage change
	2011	2010	2009	2011/2010	2010/2009
Research	$19,362	$19,036	$12,423	2%	53%
Development and contract manufacturing	63,631	60,479	43,549	5%	39%
Clinical	70,583	58,665	55,855	20%	5%
Share-based compensation expense	9,820	8,230	7,312	19%	13%

Total research and development expenses	$163,396	$146,410	$119,139	12%	23%

Research expenses include, among other things, personnel, occupancy and laboratory expenses and technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies and the development of novel classes of stable linkers and cell-killing drugs for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies. Research expenses remained relatively unchanged from 2010 to 2011, and increased 53% from 2009 to 2010. The increase in 2010 was due primarily to technology access fees incurred in 2010.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product for use in research and our clinical trials. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment services of our product candidates, including ADCETRIS prior to its approval by the FDA on August 19, 2011. Development and contract manufacturing costs increased 5% to $63.6 million in 2011 from 2010, and 39% to $60.5 million in 2010 from 2009. The 2011 increase was primarily due to activity related to our SGN-CD19A product candidate while the 2010 increase was primarily driven by increased ADCETRIS and lintuzumab manufacturing activities. Following the approval of ADCETRIS in August 2011, the cost of drug manufacturing-related activities for ADCETRIS is no longer charged to research and development expense but is capitalized as inventory. This will result in a decrease in ADCETRIS-related manufacturing expense as a component of research and development expenses in 2012. Development and contract manufacturing expenses also increased in both periods as a result of higher compensation costs related to an increase in staffing levels.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including clinical site expenses, clinical research organization charges, contractors and regulatory activities associated with conducting human clinical trials, including IND-enabling pharmacology and toxicology studies. Clinical costs increased 20% to $70.6 million in 2011 from 2010, and increased 5% to $58.7 million in 2010 from 2009 as we expanded the scope of clinical activities for our ADCETRIS program. In addition, compensation costs increased in both 2011 and 2010 as a result of increased staffing levels.

Share-based compensation expense reflects the non-cash charge associated with stock options, restricted stock units and our employee stock purchase plan. The fair value of all employee share-based payments is charged to expense over the vesting period of the related arrangement. Share-based compensation expense increased 19% to $9.8 million in 2011 from 2010, and 13% to $8.2 million in 2010 from 2009. The increases for 2011 and 2010 were primarily due to a higher average value per share primarily attributable to increases in our stock price.

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

						(5 years) January 1, 2007 to December 31, 2011
Product candidates ($ in thousands)				Annual percentage change
	2011	2010	2009	2011/2010	2010/2009
ADCETRIS (brentuximab vedotin)	$52,640	$54,079	$30,983	(3%)	75%	$157,477
SGN-CD19A	9,747	1,276	0	664%	N/A (1)	11,280
ASG-22ME	6,439	0	0	N/A (1)	N/A (1)	6,439
ASG-5ME	3,118	2,968	3,706	5%	(20%)	10,614
SGN-75	2,409	4,339	2,454	(44%)	77%	12,513

Total third-party costs	74,353	62,662	37,143	19%	69%	198,323
Other costs and overhead	79,223	75,518	74,684	5%	1%	369,274
Share-based compensation expense	9,820	8,230	7,312	19%	13%	37,120

Total research and development	$163,396	$146,410	$119,139	12%	23%	$604,717

(1)	No amount in comparable period

Third party costs for ADCETRIS decreased by 3% in 2011 from 2010. Lower technology access fees were partially offset by higher clinical trials costs. Increased clinical trials costs reflect our clinical trials intended to expand the use of ADCETRIS, including the phase III AETHERA clinical trial for post-transplant Hodgkin lymphoma patients, and preparation for phase III clinical trials to confirm patient benefit from the use of ADCETRIS which are required as a condition of our accelerated approval. Third party costs for ADCETRIS increased 75% in 2010 from 2009, primarily due to expanded manufacturing and clinical trials costs. Increased clinical trials costs reflected our pivotal trial in patients with relapsed or refractory Hodgkin lymphoma that was initiated in early 2009, our phase II clinical trial in patients with relapsed or refractory sALCL, the phase III AETHERA clinical trial for post-transplant Hodgkin lymphoma patients as well as several other clinical trials. Increased manufacturing costs included the costs of resupply of drug product for clinical trials and manufacturing activities in support of our Biologics License Application submission to the FDA for ADCETRIS. Following the approval of ADCETRIS in August 2011, the cost of drug manufacturing-related activities for ADCETRIS is no longer charged to research and development expense but is capitalized as inventory. This will result in a decrease in ADCETRIS-related third party manufacturing expense as a component of total third party research and development expenses in 2012.

Third party costs for SGN-CD19A increased by 664% from 2010 primarily as a result of higher IND-enabling activities incurred in 2011 in preparation for planned clinical trials.

In June 2011, we exercised an option under our agreement with Agensys to co-develop AGS-22ME. In addition to payment of an option fee, we now co-fund fifty percent of the development costs of this program. ASG-22ME costs reflect the opt in payment and our share of development costs incurred during the period.

Third party costs for ASG-5ME increased by 5% in 2011 from 2010 primarily as a result of the costs of two phase I clinical trials initiated during 2010. Third party costs for ASG-5ME decreased by 20% in 2010 from 2009 primarily as a result of 2009 costs incurred in preparation for the two phase I clinical trials.

Third party costs for SGN-75 decreased by 44% in 2011 compared to 2010 as a result of lower manufacturing costs. Third party costs for SGN-75 increased by 77% in 2010 compared to 2009 as a result of the phase I clinical trial that was initiated in late 2009 and additional manufacturing costs incurred to support the phase I clinical trial.

Other costs and overhead included costs associated with personnel and facilities. These costs increased by 5% in 2011 and 1% in 2010, primarily reflecting an increase in staffing levels in our development and clinical groups from the comparable prior year periods.

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

Furthermore, our strategy has included entering into collaborations with third parties. In these situations, the preclinical development or clinical trial process for a product candidate and the estimated completion date are largely under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

We anticipate that our total research and development expenses in 2012 will be comparable to 2011. Due to the approval of ADCETRIS for commercial sale by the FDA, the costs associated with manufacturing ADCETRIS will be capitalized as inventory rather than being charged to research and development expenses, resulting in a potential decrease in research and development expenses for ADCETRIS. This decrease in ADCETRIS manufacturing expense is expected to be offset by increased clinical trial expenses for ADCETRIS related to post-approval studies to be conducted as a condition of accelerated approval and additional studies to evaluate other potential uses of ADCETRIS. Certain ADCETRIS development activities, including some clinical studies, will be conducted by Millennium, the costs of which will not be reflected in our research and development expenses. Because of these and other factors, expenses will fluctuate based upon many factors, including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

Selling, general and administrative

Selling, general and administrative ($ in thousands)				Annual percentage change
	2011	2010	2009	2011/2010	2010/2009
Selling, general and administrative, excluding share-based compensation expense	$62,495	$23,158	$13,146	170%	76%
Share-based compensation expense	10,164	6,100	4,537	67%	34%

Total selling, general and administrative expenses	$72,659	$29,258	$17,683	148%	65%

Selling, general and administrative expenses, excluding share-based compensation expense, increased 170% in 2011 from 2010, and increased 76% in 2010 from 2009. The increase in 2011 reflects cost incurred as a result of the commercial launch of ADCETRIS, including the establishment of our U.S. sales force comprised of approximately 60 employees. The increase in 2010 was attributable to costs incurred in preparation for the ADCETRIS commercial launch including higher staffing levels and third party consulting activities. Share-based compensation expense reflects the non-cash charge associated with stock options, restricted stock units and our employee stock purchase plan. The fair value of all employee share-based payments is charged to expense over the vesting period of the related share-based payment. Share-based compensation expense included in selling, general and administrative expenses increased 67% to $10.2 million in 2011 from 2010 and 34% to $6.1 million in 2010 from 2009. The increase for both years was attributable to a larger number of optioned shares subject to expense recognition as a result of our increased staffing level and a higher weighted-average grant date fair value of share-based awards expensed compared to the prior year due to an increase in our stock price. We anticipate that selling, general and administrative expenses will increase over 2011 levels as we continue our commercial activities in support of the commercialization of ADCETRIS.

Investment income (loss), net

Investment income (loss), net ($ in thousands)				Annual percentage change
	2011	2010	2009	2011/2010	2010/2009
Total	$(7,638)	$1,933	$3,174	(495%)	(39%)

In 2011, we recorded an $8.7 million realized loss related to an other-than-temporary impairment in the value of our auction rate securities, $1.4 million of which was reflected as an unrealized loss as of December 31, 2010. Investment income decreased 39% to $1.9 million in 2010 reflecting lower average yields on our investments, partially offset by higher average investment balances.

Liquidity and capital resources

	December 31,
Selected balance sheet and cashflow data ($ in thousands)	2011	2010	2009
Cash, cash equivalents and investments	$330,696	$294,840	$287,730
Working capital	308,441	249,295	244,081
Stockholders’ equity	218,849	161,518	206,200

	Years ended December 31,
	2011	2010	2009
Cash provided by (used in):
Operating activities	$(124,031)	$6,808	$(61,755)
Investing activities	2,554	(11,544)	(147,446)
Financing activities	187,984	7,377	196,887

We have financed the majority of our operations from the issuance of equity securities, amounts received under product development collaborations, including our dacetuzumab collaboration with Genentech and our ADCETRIS collaboration with Millennium, and amounts received from our ADC collaborations. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

Our combined cash, cash equivalents and investment securities increased to $330.7 million at December 31, 2011, compared to $294.8 million at December 31, 2010, and $287.7 million at December 31, 2009. These increases reflect proceeds from the sale of common stock and amounts generated from product collaborations and ADC licensing activities for the years ended December 31, as follows (in millions):

	2011	2010	2009
Proceeds from issuance of common stock	$188.0	$7.4	$196.9
Cash received from product collaborations and ADC licensing activities	70.1	148.7	49.0

Total	$258.1	$156.1	$245.9

During 2011, we used $124.0 million of cash in our operating activities compared to $6.8 million generated from operating activities in 2010 and $61.8 million used in 2009. Our working capital was $308.4 million at December 31, 2011, compared to $249.3 million at December 31, 2010 and $244.1 million at December 31, 2009. We have structured our investment portfolio to provide working capital as needed. Our cash, cash equivalents and investments are held in a variety of instruments and subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate bonds, taxable municipal bonds, auction rate securities, commercial paper and money market accounts. As of December 31, 2011, we held auction rate securities valued at $5.8 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to a successful auction process, redemption of the investment, a sale of the security in a secondary market or a negotiated or adjudicated resolution. Each of the securities continues to pay interest according to the stated terms on a monthly basis. The interest rate on these auction rate securities is no longer established based on an auction process but is established according to the terms of the issue. As of December 31, 2011, the interest rate of each of the auction rate securities was set at the 30-day London Interbank Offering rate plus 225 basis points. We consider the market for these securities to be inactive and distressed. Accordingly, fair value for the auction rate securities has been determined using level 3 inputs, including a probability-weighted discounted cash flow analysis. This analysis relies upon certain estimates, including the probability-weighted term to an orderly liquidation and the discount rate applied to future cash flows. The discount rate used in the analysis is based on the observed comparable yield of securities with similar characteristics, adjusted for illiquidity, credit risk and other factors.

In 2011, we recorded an $8.7 million realized loss related to an other-than-temporary impairment in the value of our auction rate securities, $1.4 million of which was reflected as an unrealized loss as of December 31, 2010. This resulted in a new carrying value of $5.8 million. We periodically assess our strategy regarding our holdings in auction rate securities based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, further deterioration of the credit rating of the investment, market risk and other factors. The loss was recorded in the fourth quarter of 2011 resulting from a change in our investment strategy under which we no longer intend to hold these investments until recovery of substantially all of the cost basis of the investments.

Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of December 31, 2011, we had $324.9 million held in cash reserves or debt securities scheduled to mature within the next twelve months.

At our currently planned spending rate we believe that our financial resources, together with fees, milestone payments and reimbursements we expect to earn under our existing collaboration and license agreements will be sufficient to fund our operations for at least the next twelve months. This expectation does not take into consideration cash expected to be received from sales of ADCETRIS, which we expect will extend the sufficiency of our financial resources. Changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses, including in connection with required post-approval studies and additional studies to potentially expand the use of ADCETRIS, and the increases in our sales and marketing expenses in connection with the commercialization of ADCETRIS. Additionally, we may not receive the payments that we currently expect under our existing collaboration agreements, including the ADCETRIS collaboration agreement with Millennium, which may shorten the timeframe through which we are able to fund operations. Further, in the event of a termination of the ADCETRIS collaboration agreement with Millennium, we would not receive development cost sharing payments, nor would we receive milestone payments or royalties for the development or sales of ADCETRIS in Millennium’s territories. Any of these factors may lead to a need for us to seek additional capital.

We are required by the FDA to conduct additional confirmatory phase III post-approval studies of ADCETRIS as part of our accelerated approval. These studies will be large studies conducted over a lengthy period of time and although we believe that our financial resources are sufficient to commence these studies, based on the expected length of these studies and the inherent uncertainty of clinical trial costs, we may be required to raise additional capital in order to complete the studies. For example, the cost of these studies will be dependent on the size, complexity, timing and the progress of these studies, many of which factors are unknown and may change over time. In this regard, whether we have sufficient funding to complete these studies will be partially dependent upon cash received from sales of ADCETRIS, which may not be sufficient to complete these studies. Our inability to obtain funds sufficient to complete these studies and establish confirmatory evidence of efficacy for ADCETRIS may have material adverse consequences to us, including the loss of marketing approval for ADCETRIS. These required post-approval studies will also significantly increase our clinical trial expenses, which could increase our losses and/or negatively impact our ability to achieve or maintain profitability.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities, including the post-approval studies we must conduct for ADCETRIS, as well as position ADCETRIS for potential additional regulatory approvals, and we may therefore need to raise significant amounts of additional capital. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.

We anticipate that our revenues from collaboration and license agreements will be in the range of $55 million to $65 million in 2012 and will be generated from fees, milestones and reimbursements earned through our ADCETRIS and ADC collaborations. Total research and development and selling, general and administrative expenses in 2012 are expected to be in the range of $245 million to $270 million. These expenses will be primarily directed towards commercialization of ADCETRIS, post-approval studies required as a condition of accelerated approval and development activities intended to explore potential uses of ADCETRIS in earlier lines of therapy for Hodgkin lymphoma and sALCL as well as other CD30-expressing diseases. Research and development expenses will also reflect development and clinical activities for our product candidates, including SGN-75, ASG-5ME, ASG-22ME and SGN-CD19A. Development expenses incurred by us under the ADCETRIS collaboration with Millennium are charged to expense as incurred. We and Millennium will co-fund 50% of the joint development costs incurred under the collaboration. We expect that selling, general and administrative expenses will increase in 2012 compared to 2011 as we continue to commercialize ADCETRIS. Expenses will fluctuate based upon many factors including the degree of collaborative activities, the timing of manufacturing campaigns for our product candidates, the number of patients enrolled in our clinical trials and the outcome of each clinical trial. Included in our 2012 operating expense estimate are non-cash amounts expected to be in the range of $30 million to $33 million in the aggregate, primarily attributable to share-based compensation expense. This estimate is based on a number of assumptions, including future stock prices and the number and timing of share-based grants.

Commitments

The following table reflects our future minimum contractual commitments as of December 31, 2011 (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Operating leases	$27,716	$3,676	$4,071	$4,208	$4,348	$4,495	$6,918
Manufacturing, license & collaboration agreements	136,622	36,011	12,141	11,932	11,832	11,832	52,874
Tenant improvements	301	301	—	—	—	—	—

Total	$164,639	$39,988	$16,212	$16,140	$16,180	$16,327	$59,792

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

A substantial portion of the minimum payments under manufacturing, license and collaboration agreements represents contractual obligations related to manufacturing our product candidates for use in our clinical trials and for commercial operations in the case of ADCETRIS. Some of our manufacturing, license and collaboration agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones. Some of our licensing agreements obligate us to pay a royalty on net sales of products utilizing licensed technology. Such royalties are dependent on future product sales and are not provided for in the table above as they are not estimable. The above table also excludes up to approximately $15.9 million in potential future milestone payments to third parties under license and collaboration agreements for ADCETRIS and our current development programs, which generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. Milestone payments under these agreements through December 31, 2011 have totaled $9.1 million. These contingent payments have not been included in the above table and will not be included until the event triggering such payment or obligation has occurred.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) completed an accounting standards update entitled “ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards (IFRS) and provides increased disclosure about valuation inputs and investment categorization. We will adopt this standard in the first quarter of 2012 and do not expect the adoption of this standard to have an impact on our consolidated financial statements.

In June 2011, the FASB completed an accounting standards update entitled “ASU 2011-05, Comprehensive Income, Presentation of Comprehensive Income”, which eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires companies to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but continuous statements. We will adopt this standard in the first quarter of 2012. The adoption of this standard will not have an impact on our financial position or results of operations but will impact our financial statement presentation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not have any derivative financial instruments in our investment portfolio. We invest in interest-bearing instruments consisting of U.S. government and agency securities, corporate bonds, taxable municipal bonds, auction rate securities, commercial paper and money market accounts. Our investment securities consisted of the following (in thousands):

	December 31,
	2011	2010
Short-term investments	$243,062	$260,682
Long-term investments	—	13,031
Other non-current assets	304	303

Total	$243,366	$274,016

Short-term investments at December 31, 2011 include auction-rate securities valued at $5.8 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to a successful auction process, redemption of the investment, a sale of the security in a secondary market or a negotiated or adjudicated resolution. No assurance can be made that further downgrades, losses or other significant deterioration in the fair value of our cash equivalents or investments will not occur. If any such further downgrades, losses, or other significant deteriorations occur, it may negatively impact or impair our current portfolio of cash equivalents and investments.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.8 million in the fair value of our investments as of December 31, 2011. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $75,000 over the next twelve months based on our investment balance at December 31, 2011.

Foreign Currency Risk

All of our revenues and the majority of our expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. We have conducted some transactions in foreign currencies during the fiscal year ended December 31, 2011, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro and British Pound. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date. However, we may do so in the future.

Item 8. Financial Statements and Supplementary Data.

Seattle Genetics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Seattle Genetics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Seattle Genetics, Inc. and its subsidiary at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

February 29, 2012

Seattle Genetics, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$87,634	$21,127
Short-term investments	243,062	260,682
Interest receivable	641	782
Accounts receivable, net	54,955	19,279
Inventories	9,469	0
Prepaid expenses and other current assets	3,820	2,246

Total current assets	399,581	304,116
Property and equipment, net	19,652	12,311
Long-term investments	0	13,031
Other non-current assets	5,983	478

Total assets	$425,216	$329,936

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$53,048	$25,783
Current portion of deferred revenue	38,092	29,038

Total current liabilities	91,140	54,821

Long-term liabilities
Deferred revenue, less current portion	110,013	110,630
Deferred rent and other long-term liabilities	5,214	2,967

Total long-term liabilities	115,227	113,597

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized at December 31, 2011 and 150,000 shares authorized at December 31, 2010; 116,023 shares issued and outstanding at December 31, 2011 and 101,607 shares issued and outstanding at December 31, 2010	116	102
Additional paid-in capital	832,713	624,759
Accumulated other comprehensive gain (loss)	20	(1,373)
Accumulated deficit	(614,000)	(461,970)

Total stockholders’ equity	218,849	161,518

Total liabilities and stockholders’ equity	$425,216	$329,936

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended December 31,
	2011	2010	2009
Revenues
Net product sales	$43,241	$0	$0
Collaboration and license agreement revenues	51,537	107,470	51,965

Total revenues	94,778	107,470	51,965

Costs and expenses
Cost of sales	3,115	0	0
Research and development	163,396	146,410	119,139
Selling, general and administrative	72,659	29,258	17,683

Total costs and expenses	239,170	175,668	136,822

Loss from operations	(144,392)	(68,198)	(84,857)
Investment income (loss), net	(7,638)	1,933	3,174

Net loss	$(152,030)	$(66,265)	$(81,683)

Net loss per share - basic and diluted	$(1.34)	$(0.66)	$(0.90)

Shares used in computation of net loss per share - basic and diluted	113,098	101,055	90,988

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

			Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity

	Common stock
	Shares	Amount
Balances at December 31, 2008	79,791	$80	$394,338	$(314,022)	$(1,378)	$79,018
Net loss	0	0	0	(81,683)	0	(81,683)
Unrealized gain	0	0	0	0	129	129

Comprehensive loss	0	0	0	0	0	(81,554)
Issuance of common stock for employee stock purchase plan	146	0	1,240	0	0	1,240
Stock option exercises	654	1	3,505	0	0	3,506
Issuance of common stock	19,568	20	192,121	0	0	192,141
Warrant exercise	395	0	0	0	0	0
Share-based compensation	0	0	11,849	0	0	11,849

Balances at December 31, 2009	100,554	101	603,053	(395,705)	(1,249)	206,200

Net loss	0	0	0	(66,265)	0	(66,265)
Unrealized loss	0	0	0	0	(124)	(124)

Comprehensive loss	0	0	0	0	0	(66,389)
Issuance of common stock for employee stock purchase plan	173	0	1,506	0	0	1,506
Stock option exercises	880	1	5,870	0	0	5,871
Share-based compensation	0	0	14,330	0	0	14,330

Balances at December 31, 2010	101,607	102	624,759	(461,970)	(1,373)	161,518

Net loss	0	0	0	(152,030)	0	(152,030)
Unrealized gain (loss), net of amount recognized as an other-than-temporary impairment	0	0	0	0	1,393	1,393

Comprehensive loss	0	0	0	0	0	(150,637)
Issuance of common stock for employee stock purchase plan	229	0	2,526	0	0	2,526
Stock option exercises	1,670	2	12,325	0	0	12,327
Issuance of common stock	11,500	11	168,042	0	0	168,053
Warrant exercises	1,017	1	5,077	0	0	5,078
Share-based compensation	0	0	19,984	0	0	19,984

Balances at December 31, 2011	116,023	$116	$832,713	$(614,000)	$20	$218,849

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(152,030)	$(66,265)	$(81,683)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share-based compensation expense	19,984	14,330	11,849
Depreciation and amortization	4,170	3,562	3,260
Amortization of discounts, accretion of premiums and loss on investments	12,474	3,429	3,622
Deferred rent and other long-term liabilities	2,247	198	1,248
Changes in operating assets and liabilities
Interest receivable	141	568	538
Accounts receivable	(35,676)	60,843	(71,936)
Inventories	(9,469)	0	0
Prepaid expenses and other current assets	(1,574)	4,056	(839)
Accounts payable and accrued liabilities	27,265	6,287	3,617
Deferred revenue	8,437	(20,200)	68,569

Net cash provided by (used in) operating activities	(124,031)	6,808	(61,755)

Investing activities
Purchases of securities available for sale	(479,389)	(453,599)	(396,840)
Proceeds from maturities of securities available for sale	498,959	443,256	251,919
Proceeds from sales of securities available for sale	0	2,321	2,092
Purchases of property and equipment	(11,252)	(3,548)	(4,589)
Change in other non-current assets	(5,764)	26	(28)

Net cash provided by (used in) investing activities	2,554	(11,544)	(147,446)

Financing activities
Net proceeds from issuance of common stock	168,053	0	192,141
Proceeds from exercise of stock options, warrants and employee stock purchase plan	19,931	7,377	4,746

Net cash provided by financing activities	187,984	7,377	196,887

Net increase (decrease) in cash and cash equivalents	66,507	2,641	(12,314)
Cash and cash equivalents at beginning of year	21,127	18,486	30,800

Cash and cash equivalents at end of year	$87,634	$21,127	$18,486

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements

1. Nature of business and summary of significant accounting policies

Nature of business and basis of presentation

The accompanying consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiary, Seattle Genetics UK, Ltd. (collectively “Seattle Genetics” or the “Company”). The Company is a biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for cancer. The Company operates in one reporting segment: the development and commercialization of pharmaceutical products on its own behalf or in collaboration with others.

On August 19, 2011, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of ADCETRISTM, or brentuximab vedotin, in two indications: (1) the treatment of patients with Hodgkin lymphoma after failure of autologous stem cell transplant, or ASCT, or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) the treatment of patients with systemic anaplastic large cell lymphoma, or sALCL, after failure of at least one prior multi-agent chemotherapy regimen. There are no data available demonstrating improvement in patient-reported outcomes or survival with ADCETRIS. Following FDA approval of ADCETRIS, the Company began to recognize product sales and cost of sales. In connection with the accelerated approval, the Company is required to conduct post-approval studies intended to confirm patient benefit. The Company is also investigating the use of ADCETRIS in other oncology indications.

Capital Requirements

To execute the Company’s growth plans, it may need to seek additional funding through public or private financings, including debt or equity financings, and through other means, including collaborations and license agreements. If the Company cannot maintain adequate funds, it will be required to delay, reduce the scope of or eliminate one or more of its development programs. Additional financing may not be available when needed, or if available, the Company may not be able to obtain financing on favorable terms.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and that affect the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Investments

Investments consist of U.S. government securities, corporate notes and auction rate securities. The Company classifies its securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized gains, realized losses and declines in the value of securities judged to be other-than-temporary, are included in investment income (loss), net. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts are included in investment income (loss), net. Interest and dividends earned on all securities are included in investment

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

income (loss), net. Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

If the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are charged against investment income (loss), net.

The Company holds auction rate securities that are classified as available-for-sale that have failed at auction and are currently illiquid. The Company determined it was no longer more likely than not that it would hold these investments until they recover substantially all of their cost basis. As a result, an other-than-temporary impairment loss for the difference between the fair value and amortized cost basis of the securities was charged to investment income (loss), net during the fourth quarter of 2011. Fair value for the auction rate securities has been determined based on level 3 inputs, including a probability-weighted discounted cash flow analysis. This analysis relies upon certain estimates, including the probability-weighted term to an orderly liquidation and the discount rate applied to future cash flows. The discount rate used to determine fair value is based on the observed comparable yield of securities with similar characteristics, adjusted for illiquidity, credit risk and other factors.

Inventories

The Company considers regulatory approval of product candidates to be uncertain. Accordingly, it charges manufacturing costs to research and development expense until such time as a product has received regulatory approval for commercial sale. The Company began capitalizing ADCETRIS production costs into inventory following its accelerated approval by the FDA on August 19, 2011. Production costs for the Company’s other product candidates continue to be charged to research and development expense.

The Company values its inventories at the lower of cost or market value. Cost is determined on a specific identification basis. Inventory includes the cost of materials, third-party contract manufacturing and overhead associated with the production of ADCETRIS. In the event that the Company identifies excess, obsolete or unsalable inventory, its value is written down to net realizable value.

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Years
Laboratory equipment	5
Furniture and fixtures	5
Computers, software and office equipment	3

Leasehold improvements are amortized over the shorter of the remaining lease term of the applicable lease or the useful life of the asset. Gains and losses from the disposal of property and equipment are reflected in the consolidated statement of operations at the time of disposition and have not been significant. Expenditures for additions and improvements to the Company’s facilities are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Concessions received by the Company in connection with leases,

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

including tenant improvement allowances and prorated rent, are deferred and recognized as a reduction in rent expense over the term of the applicable lease.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2011 as there have been no events warranting an impairment analysis.

Revenue recognition

The Company’s revenues are comprised of ADCETRIS net product sales and amounts earned under its collaboration and licensing agreements. Revenue recognition is predicated upon persuasive evidence of an agreement existing, delivery of products or services being rendered, amounts payable being fixed or determinable, and collectibility being reasonably assured.

Net product sales

The Company sells ADCETRIS through a limited number of pharmaceutical distributors. Health care providers order ADCETRIS through these distributors. The Company receives orders from distributors and ships product directly to the health care provider. Distributors are invoiced at wholesale acquisition cost, or WAC, and the Company records product sales upon delivery of the product to the health care provider at which time title and risk of loss pass. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Reserves are established for these deductions and actual amounts incurred are offset against applicable reserves. The Company reflects these reserves as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales reserves are based on management’s estimates that consider payer mix in target markets, industry benchmarks and experience to date. These estimates involve a high degree of judgment and are periodically reviewed and adjusted as necessary.

Government-mandated rebates and chargebacks:    In late September 2011, the Company entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to the Company by participating states. The Company estimated Medicaid rebates based on a third party study of the payer mix for ADCETRIS and information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure™ prior to completion of our MDRA. In the later part of the fourth quarter of 2011, the Company also completed an interim Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on their purchases of ADCETRIS. Subsequent to December 31, 2011, the Company’s Pharmaceutical Pricing Agreement, or PPA, with the Secretary of Health and Human Services became effective. The PPA provides certain private entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to the Company for the difference between WAC and the discounted price for health care providers entitled to PHS discounts and FSS pricing. As a result of the Company’s direct-ship distribution model, it can determine the entities purchasing ADCETRIS and this information enables the Company to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. The Company also reviews actual chargeback information to further refine these estimates.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Distribution fees, product returns and other deductions:    The Company’s distributors charge a fee for distribution services that they perform on behalf of the Company. The Company is able to calculate the actual amount due for each distributor based on the amount of sales to each distributor. The Company allows for the return of product that is within 30 days of its expiration date or that is damaged. The Company estimated product returns based on historical industry information of return rates for other specialty pharmaceutical products. In addition, the Company considered its direct-ship distribution model, its belief that product is typically not held in the distribution channel, and the expected rapid use of the product by healthcare providers. The Company provided financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance amounts through its patient assistance program, SeaGen Secure™. SeaGen Secure is available to patients in the U.S. and its territories who meet various financial need criteria. Estimated contributions for commercial coinsurance are deducted from gross sales. These contributions are based on an analysis of expected plan utilization and are adjusted as necessary to reflect our actual experience.

Collaboration and license agreement revenues

The Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period and has adopted ASU 2009-13 entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” Under this standard, payments received by the Company are recognized as revenue over the performance period of the collaboration. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, milestones payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for the Company’s current agreements. Thereafter, such amounts received or due will be recognized as revenue when collectibility is reasonably assured. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company believes that the period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. The Company did not elect to adopt ASU 2010-17 entitled “Milestone Method of Revenue Recognition” which was available as a policy election beginning in the first quarter of 2011.

The Company’s collaboration and license agreements include contractual milestones. Generally, the milestone events contained in the Company’s collaboration and license agreements coincide with the progression of the collaborators’ proprietary product candidates from development, to regulatory approval and then to commercialization and fall into the following categories.

Development milestones in the Company’s collaborations may include the following types of events:

•

Designation of a product candidate or initiation of pre-clinical studies. The Company’s collaborators must undertake significant pre-clinical research and studies to make a determination of a product candidate and the time from those studies or designation to initiation of a clinical trial may take several years.

•	Initiation of a phase 1 clinical trial. Generally, phase 1 clinical trials take one to two years to complete.

•	Initiation or completion of a phase 2 clinical trial. Generally, phase 2 clinical trials take one to three years to complete.

•	Initiation or completion of a phase 3 clinical trial. Generally, phase 3 clinical trials take two to six years to complete.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Regulatory milestones in the Company’s collaborations may include the following types of events:

•

Filing of regulatory applications for marketing approval such as a Biologics License Application, or BLA, in the United States or Marketing Authorization Application in Europe. Generally, it takes up to twelve months to prepare and submit regulatory filings.

•

Receiving marketing approval in a major market, such as in the United States, Europe or Japan. Generally it takes up to three years after a marketing application is submitted to obtain full approval for marketing and pricing from the applicable regulatory agency.

Commercialization milestones in the Company’s collaborations may include the following types of events:

•	First commercial sale in a particular market, such as in the United States or Europe.

•

Product sales in excess of a pre-specified threshold, such as annual sales exceeding $1 billion. The amount of time to achieve this type of milestone depends on several factors, including, but not limited to, the dollar amount of the threshold, the pricing of the product, market penetration of the product and the rate at which customers begin using the product.

The Company has developed a proprietary technology for linking cytotoxic drugs to monoclonal antibodies called antibody-drug conjugates, or ADCs. This proprietary technology is the basis of the Company’s ADC collaborations that the Company has entered into in ordinary course of its business with a number of biotechnology and pharmaceutical companies. Under the Company’s ADC collaboration agreements, the Company grants its collaborators research and commercial licenses to the Company’s technology and provides technology transfer services, technical advice, supplies and services for a period of time of between two and fourteen years. The Company’s ADC collaborators are solely responsible for the development of their product candidates and the achievement of a milestone in any of the categories identified above is based solely on the collaborators’ efforts. In the case of the Company’s other collaboration and license agreements, such as the Company’s ADCETRIS collaboration with Millennium or its co-development agreement with Agensys, the Company’s proprietary products or product candidates may be covered by the collaboration or the Company may be involved in certain development activities; however, the achievement of milestone events under these agreements is based on activities undertaken by the collaborator.

The process of successfully developing a product candidate, having it approved and ultimately commercialized is highly uncertain and the attainment of any milestones is therefore uncertain and difficult to predict. In addition, since the Company does not take a substantive role or control the research, development or commercialization of any products generated by its ADC collaborators, the Company is not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable to the Company by its ADC collaborators. As such, the milestone payments the Company may receive from its ADC collaborators involve a substantial degree of uncertainty and risk that they may never be received. Similarly, even in those collaborations where the Company may have an active role in the development of the product candidate, such as the Company’s ADCETRIS collaboration with Millennium, the attainment of a milestone is based on the collaborator’s activities and is generally outside the direction and control of the Company.

The Company generally invoices its collaborators on a monthly or quarterly basis, or upon the completion of the effort, based on the terms of each agreement. Amounts due, but not billed to a collaborator, if any, are included in accounts receivable in the Company’s consolidated balance sheets. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Royalties

Revenues from royalties on third-party sales of licensed technologies are generally recognized in accordance with the contract terms when the royalties can be reliably determined and collectibility is reasonably assured. To date, the Company has not received significant royalty revenues.

Research and development expenses

Research and development, or R&D, expenses consist of salaries, benefits and other headcount related costs of the Company’s R&D staff, preclinical activities, clinical trials and related manufacturing costs, lab supplies, contract and outside service fees and facilities and overhead expenses for research, development and preclinical studies focused on drug discovery, development and testing. R&D activities are expensed as incurred. In-licensing fees, milestones, maintenance fees and other costs to acquire technologies that are utilized in R&D for product candidates that have not yet received regulatory approval, and that are not expected to have alternative future use are expensed when incurred. Costs associated with activities performed under co-development collaborations are reflected in R&D expense. Non-refundable advance payments for goods or services that will be used or rendered for future R&D activities are capitalized and recognized as expense as the related goods are delivered or the related services are performed. This results in the temporary deferral of charges to expense of amounts incurred for research and development activities from the time payouts are made until the time goods or services are provided.

Advertising

Advertising costs are expensed as incurred. The Company incurred $10.7 million in advertising expense during 2011.

Fair value of financial instruments

The recorded amounts of certain financial instruments, including cash and cash equivalents, interest receivable, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Investments that are classified as available-for-sale are recorded at fair value. The fair value for securities held is determined using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Fair value for the auction rate securities has been determined based on level 3 inputs, including a probability-weighted discounted cash flow analysis.

Concentration of credit risk

Cash, cash equivalents and investments are invested in accordance with the Company’s investment policy. The policy includes guidelines for the investment of cash reserves and is reviewed periodically to minimize credit risk. Most of the Company’s investments are not federally insured. The Company has accounts receivable from the sale of ADCETRIS from a small number of distributors. Further, the Company does not require collateral on amounts due from its distributors or its collaborators and is therefore subject to credit risk. The Company has not experienced any significant credit losses to date as a result of credit risk concentration and does not consider an allowance for doubtful accounts to be necessary.

Major customers

The Company sells ADCETRIS through a limited number of distributors. Certain of these distributors, together with entities under their common control, each individually accounted for greater than 10% of total revenues in 2011 and greater than 10% of accounts receivable at December 31, 2011. In addition, certain of Company’s collaborators have accounted for greater than 10% of total revenues or accounts receivable for certain periods as noted below. The Company did not have any significant revenues outside the United States.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table presents each major distributor or customer that comprised more than 10% of total revenue in the periods presented:

	Percent of total revenues for the years ended December 31,
	2011	2010	2009
Distributor A	17%	NA	NA
Distributor B	16%	NA	NA
Distributor C	10%	NA	NA
Collaborator A	29%	15%	NA
Collaborator B	NA	77%	80%

The following table presents each major distributor or customer that accounted for more than 10% of accounts receivable as of the dates presented:

	Percent of total accounts receivable at December 31,
	2011	2010
Distributor A	31%	NA
Distributor B	30%	NA
Distributor C	18%	NA
Collaborator A	14%	52%
Collaborator C	NA	42%

Major suppliers

The use of a relatively small number of contract manufacturers to supply drug product necessary for the Company’s commercial operations and clinical trials creates a concentration of risk for the Company. While primarily one source of supply is utilized for each component of ADCETRIS and the Company’s product candidates, other sources are available should the Company need to change suppliers. The Company also endeavors to maintain reasonable levels of drug supply for its use. A change in suppliers, however, could cause a delay in delivery of drug product which could result in the interruption of commercial operations or clinical trials. Such an event would adversely affect the Company’s business.

Other non-current assets

Other non-current assets include milestone payments due upon the approval of ADCETRIS related to certain in-licensed technology. These amounts are amortized to cost of sales over the estimated life of the related licenses which range from six to ten years.

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the net deferred tax asset will not be realized.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Certain risks and uncertainties

The Company’s revenues are derived from sales of ADCETRIS and from collaboration and license agreements. ADCETRIS is the Company’s only product available for sale and is subject to regulation by the FDA and competition by other pharmaceutical companies. The Company’s collaboration and license agreement revenues are derived from a relatively small number of agreements. All of these agreements are terminable by the Company’s collaborators. The Company is also subject to risks common to companies in the pharmaceutical industry, including risks and uncertainties related to commercial success and acceptance of ADCETRIS and the Company’s potential future products by patients, physicians and payers, competition from other products, regulatory approvals, regulatory requirements and protection of intellectual property. Also, drug development is a lengthy process characterized by a relatively low rate of success. The Company may commit substantial resources toward developing product candidates that never achieve regulatory approvals or commercial success.

Guarantees

In the normal course of business, the Company indemnifies certain employees and other parties, including distributors, collaboration partners, lessors and other parties that perform certain work on behalf of, or for the Company or take licenses to the Company’s technologies. The Company has agreed to hold these parties harmless against losses arising from the Company’s breach of representations or covenants, intellectual property infringement or other claims made against these parties in performance of their work with the Company. These agreements typically limit the time within which the party may seek indemnification by the Company and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements since the Company has not had any prior indemnification claims on which to base the calculation. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement.

Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units, warrants and options to purchase common stock from the calculation of diluted net loss per share as such securities are anti-dilutive for all periods presented.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Years ended December 31,
	2011	2010	2009
Warrants to purchase common stock	991	1,113	1,651
Stock options and restricted stock units	13,236	11,395	9,661

Total	14,227	12,508	11,312

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) completed an accounting standards update entitled “ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards (IFRS) and provides increased disclosure about valuation inputs and investment categorization. The Company will adopt this standard in the first quarter of 2012 and does not expect the adoption of this standard to have an impact on its consolidated financial statements.

In June 2011, the FASB completed an accounting standards update entitled “ASU 2011-05, Comprehensive Income, Presentation of Comprehensive Income”, which eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires companies to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but continuous statements. The Company will adopt this standard in the first quarter of 2012. The adoption of this standard will not have an impact on the Company’s financial position or results of operations but will impact its financial statement presentation.

2. Investments

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2011
U.S. Treasury securities	$228,001	$24	$(3)	$228,022
Corporate obligations	9,565	0	(1)	9,564
Auction rate securities	5,780	0	0	5,780

Total	$243,346	$24	$(4)	$243,366

Contractual Maturities
Due in one year or less	$237,566			$237,586
Due in 2017	5,780			5,780

Total	$243,346			$243,366

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2010
U.S. Treasury securities	$249,580	$10	$(11)	$249,579
Corporate obligations	11,358	48	0	11,406
Auction rate securities	14,450	0	(1,419)	13,031

Total	$275,388	$58	$(1,430)	$274,016

Contractual Maturities
Due in one year or less	$260,938			$260,985
Due in 2017	14,450			13,031

Total	$275,388			$274,016

Investments are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2011	2010
Short-term investments	$243,062	$260,682
Long-term investments	0	13,031
Other non-current assets	304	303

Total	$243,366	$274,016

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
December 31, 2011
U.S. Treasury securities	$80,234	$(3)	$	NA	$	NA
Corporate obligations	4,571	(1)		NA		NA

Total	$84,805	$(4)	$	NA	$	NA

December 31, 2010
U.S. Treasury securities	$122,581	$(11)	$	NA	$	NA
Auction rate securities	NA	NA		13,031		(1,419)

Total	$122,581	$(11)		$13,031		$(1,419)

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Fair Value

Available-for-sale securities are measured at fair value which is determined on a recurring basis according to a fair value hierarchy that prioritizes the inputs and assumptions used, and the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, consisted of corporate obligations. Level 3 investments consisted of auction rate securities. The Company did not transfer any investments into or out of Levels 1, 2 and 3 during the years ended December 31, 2011 or 2010.

The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2011
Cash equivalents—money market funds	$66	$0	$0	$66
Short-term investments:
U.S. Treasury securities	227,718	0	0	227,718
Corporate obligations	0	9,564	0	9,564
Auction rate securities	0	0	5,780	5,780
Other non-current assets—U.S. Treasury securities	304	0	0	304

Total	$228,088	$9,564	$5,780	$243,432

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2010
Cash equivalents—money market funds	$10,613	$0	$0	$10,613
Short-term investments:
U.S. Treasury securities	249,276	0	0	249,276
Corporate obligations	0	11,406	0	11,406
Long-term investments—auction rate securities	0	0	13,031	13,031
Other non-current assets—U.S. Treasury securities	303	0	0	303

Total	$260,192	$11,406	$13,031	$284,629

As of December 31, 2011, the Company held auction rate securities valued at $5.8 million that have failed at auction and are currently illiquid. Liquidity of these investments is subject to a successful auction process, redemption of the investment, a sale of the security in a secondary market or a negotiated or adjudicated resolution. Each of the securities continues to pay interest according to the stated terms on a monthly basis. The interest rate on these auction rate securities is no longer established based on an auction process but is established according to the terms of the issue. As of December 31, 2011, the interest rate of each of the auction rate securities was set at the 30-day London Interbank Offering rate plus 225 basis points. The Company considers the market for these securities to be inactive and distressed. Accordingly, fair value for the auction rate securities has been determined using level 3 inputs including a probability-weighted discounted cash flow analysis. This analysis relies upon certain estimates, including the probability-weighted term to an orderly liquidation and the discount rate applied to future cash flows. The discount rate used in the analysis is based on the observed comparable yield of securities with similar characteristics, adjusted for illiquidity, credit risk and other factors.

In 2011, the Company recorded an $8.7 million realized loss related to an other-than-temporary impairment in the value of its auction rate securities, $1.4 million of which was reflected as an unrealized loss as of December 31, 2010. This resulted in a new carrying value of $5.8 million. The Company periodically assesses its strategy regarding its holdings in auction rate securities based on several factors, including the continued failure of future auctions, failure of the investment to be redeemed, further deterioration of the credit rating of the investment, market risk and other factors. The loss recorded in 2011 followed a change in management’s investment strategy during the fourth quarter of 2011 under which the Company no longer intends to hold these investments until recovery of substantially all of the cost basis of the investments.

The following table contains a roll-forward of the fair value of the Company’s auction rate securities where fair value is determined using Level 3 inputs (in thousands):

	December 31,
	2011	2010
Balance, beginning of year	$13,031	$12,459
Unrealized gain (loss) included in other comprehensive income (loss)	(240)	572
Losses deemed other than temporary reclassified from other comprehensive loss	1,659	0
Impairment losses included in interest income (loss), net	(8,670)	0

Balance, end of year	$5,780	$13,031

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	December 31,
	2011	2010
Raw materials	$9,275	$0
Work in process	173	0
Finished goods	21	0

Total	$9,469	$0

The Company began capitalizing ADCETRIS inventory costs following its accelerated approval by the FDA on August 19, 2011. Prior to FDA approval, the Company expensed ADCETRIS production costs as a research and development expense. The Company does not capitalize manufacturing costs for any of its other product candidates. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales.

5. Property and equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Leasehold improvements	$18,818	$12,540
Laboratory equipment	15,377	13,763
Computers and office equipment	5,590	4,419
Furniture and fixtures	4,691	3,131

	44,476	33,853
Less: accumulated depreciation and amortization	(24,824)	(21,542)

Total	$19,652	$12,311

Depreciation and amortization expenses on property and equipment totaled $3.9 million, $3.6 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Compensation and benefits	$16,345	$11,195
Trade accounts payable	15,650	5,280
Clinical trial costs	9,516	4,984
Contract manufacturing	7,305	4,156
Third-party royalties and government rebates	2,960	0
Other	1,272	168

Total	$53,048	$25,783

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income taxes

Because of the Company’s history of net operating losses, it has not paid income taxes since its inception and the Company had no material unrecognized tax benefits as of December 31, 2011 or 2010. As a result, the Company has no uncertain tax positions that could affect the Company’s financial statements.

The Company’s deferred tax assets primarily consist of net operating loss, or NOL, carryforwards, deferred revenue, capitalized research and development expense and tax credit carryforwards. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. At December 31, 2011, the Company has NOL carryforwards of $346.6 million expiring from 2018 to 2031 if not utilized, and tax credit carryforwards of $31.4 million expiring from 2021 to 2031.

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

The Company’s net deferred tax assets consisted of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$122,656	$73,788
Deferred revenue	48,062	41,547
Capitalized research and development	21,226	26,443
Tax credit carryforwards	31,365	26,365
Share-based compensation	10,730	7,318
Depreciation and amortization	2,210	1,931
Other	8,242	5,466

Total deferred tax assets	244,491	182,858
Less: valuation allowance	(244,491)	(182,858)

Net deferred tax assets	$0	$0

Increases in the valuation allowance were $61.6 million in 2011, $27.4 million in 2010 and $42.4 million in 2009.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years ended December 31,
	2011	2010	2009
Statutory federal income tax rate	(35%)	(35%)	(35%)
Tax credits	(3)	(6)	(14)
State income taxes and other	(3)	0	(3)
Valuation allowance	41	41	52

Effective tax rate	0%	0%	0%

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company does not anticipate any significant changes to its unrecognized tax positions or benefits during the next twelve months. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. Tax years 1998 to 2011 remain subject to future examination for federal income taxes.

8. Collaboration and license agreements

The Company has entered into various product, collaboration and license agreements with pharmaceutical and biotechnology companies. Revenues recognized under these agreements were as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Millennium	$27,914	$16,040	$1,690
Genentech	5,302	82,819	41,594
Pfizer	4,500	0	0
Agensys	3,957	2,256	4,029
Abbott	3,721	219	0
GSK	3,037	3,013	0
Other	3,106	3,123	4,652

Total	$51,537	$107,470	$51,965

Product collaboration agreements

In December 2009, the Company entered into a collaboration agreement with Millennium, to develop and commercialize ADCETRIS. Under this collaboration, the Company granted research and commercial licenses to certain of its technology to Millennium for its use in its territory. The Company also agreed to conduct certain clinical and development activities and to provide other materials, supplies and services to Millennium during the development term of the collaboration. The Company has retained commercial rights for ADCETRIS in the United States and its territories and in Canada, and Millennium has commercial rights in the rest of the world. In June 2011, Millennium’s Marketing Authorization Application, or MAA, seeking regulatory approval to market ADCETRIS for the treatment of relapsed or refractory Hodgkin lymphoma and relapsed or refractory sALCL in the European Union was accepted by the European Medicines Agency, or EMA, which is currently reviewing the application. Under the collaboration, the Company received an upfront payment of $60 million and the Company is entitled to receive progress- and sales-dependent milestone payments based on the achievement by Millennium of specific events. The Company is entitled to receive tiered double-digit royalties beginning in the mid-teens and escalating to the mid-twenties based on net sales of ADCETRIS within Millennium’s licensed territories, subject to offsets for payments made by Millennium for third party royalties. In 2011, the Company received a $5 million milestone payment as a result of the acceptance of Millennium’s MAA by the EMA. The Company and Millennium will each fund 50% of worldwide joint development costs performed under the collaboration. In Japan, Millennium is solely responsible for development costs. Costs associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of operations. The upfront fee and other payments received were deferred and are being recognized as revenue over the development term of the collaboration agreement, currently estimated as eight years, using a time-based approach. Either party may terminate the collaboration agreement if the other party materially breaches the agreement and such breach remains uncured. Millennium may terminate the collaboration agreement for any reason upon prior written notice to the Company, and the Company may terminate the collaboration agreement in certain circumstances. The collaboration agreement can also be terminated by mutual written consent of the parties. If neither party terminates the collaboration agreement, then the agreement automatically terminates on the expiration of all payment obligations.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

In January 2007, the Company entered into a collaboration agreement with Genentech for the development and commercialization of dacetuzumab. Under this collaboration, the Company granted research and commercial licenses to certain of its technology to Genentech. The Company also agreed to conduct certain clinical and development activities and to provide other materials, supplies and services to Genentech during the performance obligation period of the collaboration. Under the terms of the agreement, the Company received an upfront payment of $60 million, progress-dependent milestone payments totaling $20 million, and reimbursement funding for development activities performed under the collaboration. The Company recognized these payments as revenue over the development period of the collaboration, which initially extended to February 2013. In December 2009, Genentech provided six-months notice to the Company of its election to terminate the collaboration effective June 2010. As a result, the remaining performance obligation period for the Company under the collaboration was shortened to six months. All deferred revenue, representing payments received in advance of the culmination of the earnings process was fully recognized as revenue using a time-based method over the remaining term of the agreement. During the first half of 2010, the Company recorded $70.0 million in collaboration revenue related to this collaboration. All product rights to dacetuzumab were returned to the Company upon completion of the collaboration.

Collaboration and co-development agreement with Agensys

In January 2007, the Company entered into an agreement with Agensys, Inc., an affiliate of Astellas Pharma Inc., or Agensys, to jointly research, develop and commercialize ADCs for cancer. The collaboration encompasses combinations of the Company’s ADC technology with antibodies developed by Agensys to proprietary cancer targets. Under the co-development provisions of the collaboration agreement, the companies co-fund development and commercialization costs and share equally in any profits. The agreement was expanded and modified in November 2009 to provide for additional antigen licenses to Agensys. The Company received a $12 million upfront payment and is entitled to future milestone payments, royalties and support fees for research and development services and material provided under the agreement. Under the amended agreement, Agensys can conduct preclinical studies aimed at identifying ADC product candidates for additional targets. The Company has the right to exercise a co-development option for two ADC product candidates upon submission of an IND to the FDA. The Company exercised one of these options in 2011 and began co-developing ASG-22ME. Agensys has the right to develop and commercialize the other ADC product candidates on its own, subject to paying the Company fees, milestones and royalties. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. Amounts received for product candidates being developed solely by Agensys will be recognized as revenue over the seventy-eight month development term of the collaboration agreement using a time-based approach.

The Company and Agensys are currently collaborating on the development of ASG-5ME and ASG-22ME for the treatment of solid tumors. Costs associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of operations. The Agensys collaboration agreement defines a mechanism for calculating the costs of co-development activities and for reimbursing the other party in order to maintain an equal sharing of development costs. Third-party costs are billed at actual cost and internal labor and support costs are billed at a contractual rate. The following table summarizes research and development expenses incurred by the Company and funding provided to Agensys under the collaboration (in thousands):

	Years ended December 31,
	2011	2010	2009
Research and development expense using contractual rates	$6,404	$4,654	$4,824
Co-development funding due to Agensys	6,844	360	764

Total	$13,248	$5,014	$5,588

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

ADC collaboration agreements

The Company has entered into collaborations for its ADC technology with a number of biotechnology and pharmaceutical companies, including Abbott Biotechnology Ltd., or Abbott, Bayer Pharmaceuticals Corporation, or Bayer, Celldex Therapeutics, Inc., or Celldex, Daiichi Sankyo Co., Ltd., or Daiichi Sankyo, Genentech, Inc., a member of the Roche Group, or Genentech, GlaxoSmithKline LLC, or GSK, Millennium: The Takeda Oncology Company, or Millennium, Pfizer, Inc., or Pfizer and PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals, Inc., or Progenics. Under these collaborations, the Company has granted research and commercial licenses to use its technology in conjunction with the collaborator’s technology. The Company also has agreed to conduct limited development activities and to provide other materials, supplies and services to its collaborators during the development term of the collaboration. The Company receives upfront fees, progress- and sales-dependent milestones for the achievement by its collaborators of certain events, annual maintenance fees and support fees for research and development services and material provided under the agreements. The Company is also entitled to receive royalties on net sales of any resulting ADC products. The upfront fee and other payments received are deferred and recognized as revenue over the development term of the related collaboration agreement using a time-based approach. The Company’s collaboration partners are solely responsible for research, product development, manufacturing and commercialization of all products under the agreements.

9. License agreements

The Company has in-licensed antibodies, targets and enabling technologies from pharmaceutical and biotechnology companies and academic institutions for use in our pipeline programs and ADC technology, including the following:

Bristol-Myers Squibb.    In March 1998, the Company obtained rights to some of its technologies and product candidates, portions of which are exclusive, through a license agreement with Bristol-Myers Squibb. Through this license, the Company secured rights to monoclonal antibody-based cancer targeting technologies, including patents, monoclonal antibodies, chemical linkers, including the linker used in ADCETRIS and other product candidates, a ribosome-inactivating protein and enabling technologies. Under the terms of the license agreement, the Company is required to pay a low single-digit royalty on net sales of products, including ADCETRIS, that incorporate patented technology licensed from Bristol-Myers Squibb.

University of Miami.    In September 1999, the Company entered into an exclusive license agreement with the University of Miami, Florida, covering an anti-CD30 monoclonal antibody that is the basis for the antibody component of ADCETRIS. Under the terms of this license, the Company made an upfront payment and progress-dependent milestone payments. The Company is obligated to pay annual maintenance fees and a low single-digit royalty on net sales of products, including ADCETRIS, incorporating technology licensed from the University of Miami.

CLB-Research and Development.    In July 2001, the Company obtained an exclusive license to specific monoclonal antibodies that target cancer and autoimmune disease targets from CLB-Research and Development, a division of Sanquin Blood Supply Foundation, located in the Netherlands. One of these antibodies is the basis for SGN-70 and the antibody component of SGN-75. Under the terms of this agreement, the Company made upfront and option exercise payments and is required to make progress-dependent milestone payments and pay a low single-digit royalty on net sales of products incorporating technology licensed from CLB-Research and Development.

Other Licenses.     The Company has other non-exclusive licenses to other technology used in ADCETRIS that require the Company to pay royalties ranging from the low to mid-single digits on net sales of ADCETRIS.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Commitments and contingencies

The Company is obligated to make future minimum payments under three operating leases for approximately 195,000 square feet of space used for general office and research and development purposes. The leases expire in 2018 and include options to renew at the then fair market rental for the facilities. The Company also has an early termination option on one facility, totaling approximately 50,000 square feet, in 2014, subject to payment of a termination fee.

The lease agreements contain scheduled rent increases, and provide for tenant improvement allowances. Accordingly, the Company has recorded a deferred rent liability of $4.5 million at December 31, 2011 and $2.4 million at December 31, 2010. The Company has also entered into operating lease obligations through March 2012 for certain office equipment.

Future minimum lease payments under all noncancelable operating leases, and not assuming the exercise by the Company of any termination options or extensions are as follows (in thousands):

Years ending December 31,
2012	$3,676
2013	4,071
2014	4,208
2015	4,348
2016	4,495
Thereafter	6,918

$27,716

Rent expense attributable to noncancelable operating leases totaled approximately $3.5 million, $2.7 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Minimum contractual payments to be made by the Company under its license and contract manufacturing agreements are expected to aggregate to approximately $36.0 million in 2012, $12.1 million in 2013, $11.9 million in 2014, $11.8 million in 2015 and $11.8 million in 2016. These amounts do not include up to $15.9 million in additional payments that are contingent upon achievement of certain progress-dependent milestones, as well as the payment of royalties based on net sales of commercial products. These amounts have been excluded because the events triggering the obligations have not occurred and the occurrence of such events cannot be reasonably estimated.

11. Stockholders’ equity

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

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

In May 2011, following stockholder approval, the Company amended its Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 150,000,000 shares to 250,000,000 shares.

At December 31, 2011, shares of common stock reserved for future issuance are as follows (in thousands):

Stock options and RSUs outstanding	14,266
Stock options and RSUs available for grant	1,891
Employee stock purchase plan shares available for issuance	799

Total	16,956

Employee Stock Purchase Plan

The Company has an Amended and Restated 2000 Employee Stock Purchase Plan, or the Stock Purchase Plan, with a total of 799,000 shares of common stock available for issuance as of December 31, 2011. Activity under the Stock Purchase Plan for the years ended December 31, was as follows:

Year	Shares Purchased	Weighted-average purchase price per share
2011	229,014	$11.03
2010	173,379	$8.68
2009	146,692	$8.46

Prior to 2011, shares were purchased at 85 percent of the fair market value of the Company’s common stock on either the first day of an offering period or the last day of each six month purchase period, whichever was lower. An offering period could last for up to two years. Under the current terms of the Stock Purchase Plan, shares are purchased at the lower of 85 percent of the fair market value of the Company’s common stock on either the first day or the last day of each six month offering period.

12. Stock option plans

2007 Equity Incentive Plan

In 2007, the Company adopted the 2007 Equity Incentive Plan, or the Option Plan, that provides for the issuance of the Company’s common stock to employees, including officers, directors and consultants of the Company and its affiliates. The Option Plan was amended and restated in May 2010 to reserve an additional 7,500,000 shares thereunder, such that an aggregate of 12,500,000 shares of the Company’s common stock were reserved for issuance under the Option Plan at December 31, 2011. Under the Option Plan, the Company may issue stock options (including incentive stock options and nonstatutory stock options), restricted stock, restricted stock units, stock appreciation rights and other similar types of awards. No awardee may be granted, in any calendar year under the Option Plan, options or stock awards covering more than 1,000,000 shares. The Option Plan will terminate in December 2017 unless it is terminated earlier pursuant to its terms.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Incentive stock options under the Option Plan may be granted only to employees of the Company or its subsidiaries. The exercise price of an incentive stock option or a nonstatutory stock option may not be less than 100% of the fair market value of the common stock on the date the option is granted and have a maximum term of ten years from the date of grant. In the case of options granted to holders of more than 10% of the voting power of the Company, the exercise price may not be less than 110% of the fair market value of the common stock on the date the option is granted and the term of the option may not exceed five years. The Company may grant options with exercise prices lower than the fair market value of its common stock on the date of grant in connection with an acquisition by the Company of another company. Options become exercisable in whole or in part from time to time as determined by the Board of Directors, which administers the Option Plan. Generally, options granted under the Option Plan vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following three years. The Plan provides for (i) the full acceleration of vesting of stock awards, including stock options, upon a change in control (as defined in the Plans) if the successor company does not assume, substitute or otherwise replace the stock awards upon the change in control; and (ii) the full acceleration of vesting of any stock awards, including stock options held by a holder of such stock awards, if at the time of, immediately prior to or within twelve months after a change in control of the Company, the holder of such stock awards is involuntarily terminated without cause or is constructively terminated by the successor company that assumed, substituted or otherwise replaced such stock awards in connection with the change in control.

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

Each stock award agreement under the Option Plan contains provisions regarding (i) the number of shares subject to the stock award, (ii) the purchase price of the shares, if any, and the means of payment for the shares, (iii) the performance criteria (including qualifying performance criteria), if any, and level of achievement versus these criteria that will determine the number of shares granted, issued, retainable and vested, as applicable, (iv) such terms and conditions on the grant, issuance, vesting and forfeiture of the shares, as applicable, as may be determined from time to time by the plan administrator (the Company’s Board of Directors or the Compensation Committee of the Board of Directors), (v) restrictions on the transferability of the stock award or the shares, and (vi) such further terms and conditions, in each case not inconsistent with the Option Plan, as may be determined from time to time by the plan administrator; provided, however, that each stock award must have a minimum vesting period of one year from the date of grant. Stock awards were granted in the form of restricted stock units, or RSUs, for the first time in 2011. RSUs granted in 2011 vest 100% on the second or third anniversary of the date of grant, as applicable.

2000 Directors’ Stock Option Plan

The Company had a 2000 Directors’ Stock Option Plan, or the Directors’ Plan. Under the terms of the Directors’ Plan, each non-employee director was automatically granted a nonstatutory stock option to purchase 25,000 shares of common stock on the date on which such individual first became a member of the Board of Directors. Each initial option vests at the rate of 25% of the total number of shares subject to such option twelve months after the date of grant, with the remaining shares vesting thereafter in equal monthly installments over

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

three years. In addition, on the dates of each annual stockholder meeting, each non-employee director who had been a member of the Board of Directors for at least six months was automatically granted a nonstatutory stock option to purchase additional shares of common stock. Each annual option vests at the rate of 100% of the total number of shares subject to such option on the day before the one-year anniversary of the grant date. The Director’s Plan expired in 2011. Future grants to directors will be made from the Option Plan.

All options granted under the Directors’ Plan have a term of ten years and an exercise price equal to the fair value of the underlying shares on the date of grant.

Share-based compensation expense

The impact on the Company’s results of operations of share-based payment awards was as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Research and development	$9,820	$8,230	$7,312
General and administrative	10,164	6,100	4,537

Total	$19,984	$14,330	$11,849

No tax benefit was recognized related to share-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets. During 2011, $0.3 million was capitalized as part of the cost of inventory. No amounts were capitalized as part of inventory cost in 2010 or 2009.

Valuation assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the periods indicated:

	Stock option plans			Employee stock purchase plan
	Years ended December 31,			Years ended December 31,
	2011	2010	2009	2011	2010	2009
Risk-free interest rate	1.3%	1.6%	2.3%	0.2%	0.5%	1.2%
Expected lives in years	5.6	5.7	5.5	0.5	1.3	1.3
Expected dividends	0%	0%	0%	0%	0%	0%
Expected volatility	52%	54%	56%	36%	47%	50%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the award. The Company’s computation of expected life was determined based on its historical experience with similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. A forfeiture rate is estimated at the time of grant to reflect the amount of awards that are granted, but are expected to be forfeited by the award holder prior to vesting. The estimated forfeiture rate applied to these amounts is derived from historical stock award forfeiture behavior. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield. The Company’s computation of expected volatility is based on the historical volatility of the Company’s stock price. Determination of all of these assumptions involves management’s best estimates at the time, which impact the fair value of the awards calculated under the Black-Scholes methodology, and ultimately the expense that will be recognized over the life of the award.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Stock option activity

A summary of stock option activity for the Option Plan and the Directors’ Plan (collectively, the “Stock Option Plans”) is as follows:

	Shares	Weighted- average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2010	12,739,831	$9.94

Granted	2,828,125	16.45
Exercised	(1,669,489)	7.38
Forfeited/expired	(143,899)	12.73

Balances at December 31, 2011	13,754,568	$11.55	7.19	$72,667

Expected to vest	13,204,038	$11.43	7.08	$71,326
Options exercisable	7,823,456	$9.60	5.96	$55,664

The weighted average grant-date fair value of options granted with exercise prices equal to market were $7.94, $6.27 and $5.84 for the years ended December 31, 2011, 2010 and 2009, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2011. The aggregate intrinsic value of options exercised under the Stock Option Plans was $16.9 million during 2011, $6.0 million during 2010 and $4.4 million during 2009, determined as of the date of option exercise. As of December 31, 2011, there was approximately $19.9 million of total unrecognized compensation cost related to unvested option arrangements, as adjusted for expected forfeitures, granted under the Stock Option Plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

RSU activity

During 2011, the Company began granting a mix of stock options and RSUs to employees under the Option Plan. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

A summary of RSU activity under the Option Plan is as follows:

	Share equivalent	Weighted- average grant date fair value
Nonvested RSUs
Nonvested at December 31, 2010	0	$0
Changes during the period:
Granted	517,911	15.62
Vested	0	0
Forfeited	(6,744)	15.33

Nonvested at December 31, 2011	511,167	$15.62

As of December 31, 2011, there was $5.8 million of total unrecognized compensation cost related to non-vested awards of RSUs that will be recognized as expense over a weighted-average period of 2.39 years. The

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures. No RSUs have vested to date. The Company will utilize newly issued shares to satisfy the vesting of RSUs.

13. Employee benefit plan

The Company has a 401(k) Plan for all of its employees. The 401(k) Plan allows eligible employees to defer, at the employee’s discretion, up to 50% of their pretax compensation up to the IRS annual limit. The Company has a 401(k) matching program whereby the Company may, at its discretion, match a portion of an employee’s contributions, not to exceed a prescribed annual limit. Under this matching program, the Company contributed a total of approximately $1,362,000 in 2011, $822,000 in 2010 and $798,000 in 2009.

14. Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2011 and 2010. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
2011
Total revenues	$12,171	$13,054	$20,666	$48,887
Net loss	$(32,674)	$(51,506)	$(40,685)	$(27,165)
Net loss per share—basic and diluted	$(0.30)	$(0.45)	$(0.35)	$(0.24)
2010
Total revenues	$46,455	$36,878	$15,991	$8,146
Net income (loss)	$11,460	$(8,323)	$(34,856)	$(34,546)
Net income (loss) per share—basic and diluted	$0.11	$(0.08)	$(0.34)	$(0.34)

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

(b)    Changes in internal control over financial reporting.    There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)    Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2011 fiscal year pursuant to Regulation 14A for our 2012 Annual Meeting of Stockholders, or the 2012 Proxy Statement, and the information to be included in the 2012 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2012 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Proposal No. 1—Election of Directors—Code of Ethics” appearing in the 2012 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2012 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Proposal No. 1—Election of Directors—Director Compensation” and “Compensation of Executive Officers” appearing in the 2012 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2012 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2012 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1) The information required by this Item concerning related party transactions may be found under the section entitled “Certain Relationships and Related Party Transactions” appearing in the 2012 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2012 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 3—Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2012 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

Number	Description

3.1(8)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(7)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(1)	Specimen Stock Certificate.

4.2(2)	Form of Common Stock Warrant.

4.3(2)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1(4)	License Agreement dated March 30, 1998 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.2(4)	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated July 29, 1999 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.3(1)	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.

10.4(4)	License Agreement dated September 20, 1999 between Seattle Genetics, Inc. and the University of Miami.

10.5(4)	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seattle Genetics, Inc. and the University of Miami.

10.6†(1)	Lease Agreement dated December 1, 2000 between Seattle Genetics, Inc. and WCM132-302, LLC.

10.7(11)*	Amended and Restated 1998 Stock Option Plan, effective as of August 4, 2009.

10.8(5)*	Form Notice of Grant and Stock Option Agreement under Amended and Restated 1998 Stock Option Plan.

10.9(5)*	Form Notice of Grant and Stock Option Agreement under 2000 Directors’ Stock Option Plan.

10.10(12)*	2000 Directors’ Stock Option Plan, as amended February 5, 2010.

10.11(20)*	Amended and Restated 2000 Employee Stock Purchase Plan, effective February 1, 2011.

10.12(1)*	Form of Indemnification Agreement between Seattle Genetics, Inc. and each of its officers and directors.

10.13†(3)	First Amendment to Lease dated May 28, 2003 between Seattle Genetics, Inc. and B&N 141-302, LLC.

Number	Description

10.14†(6)	Collaboration and License Agreement dated January 7, 2007 between Seattle Genetics, Inc. and Agensys, Inc.

10.15(9)*	Seattle Genetics, Inc. 2011 Senior Executive Annual Bonus Plan.

10.16†(8)	Second Amendment to Lease dated July 1, 2008 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.17(13)*	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan.

10.18(10)*	Form Stock Option Agreement under 2007 Equity Incentive Plan.

10.19(14)*	Seattle Genetics, Inc. 2012 Senior Executive Annual Bonus Plan.

10.20(10)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Clay B. Siegall.

10.21(10)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Todd E. Simpson.

10.22(10)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Eric L. Dobmeier.

10.23(10)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Thomas C. Reynolds.

10.24(10)*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Morris Rosenberg.

10.25(12)*	Employment Agreement, dated April 1, 2009, between Seattle Genetics, Inc. and Vaughn Himes.

10.26(12)*	Employment Agreement, dated October 12, 2009, between Seattle Genetics, Inc. and Bruce Seeley.

10.27(10)†	Option and License Agreement between Seattle Genetics, Inc. and CLB-Research and Development dated July 5, 2001.

10.28(10)†	Amendment No. 1 to Option and License Agreement between Seattle Genetics, Inc. and CLB-Research and Development dated September 27, 2004.

10.29+*	Compensation Information for Executive Officers and Directors.

10.30(12)†	Amendment to the Collaboration and License Agreement between Seattle Genetics, Inc. and Agensys, Inc. dated November 9, 2009.

10.31(12)†	Collaboration Agreement between Seattle Genetics, Inc. and Millennium Pharmaceuticals dated December 14, 2009.

10.32(12)*	Seattle Genetics Long Term Incentive Plan effective March 11, 2010.

10.33(15)†	Office Lease dated May 9, 2011 between Seattle Genetics, Inc. and WCM Highlands II, LLC.

10.34(15)†	Third Amendment to Lease dated May 9, 2011 between Seattle Genetics, Inc. and B&N 141-302, LLC.

10.35(15)*	Amended and Restated 2000 Employee Stock Purchase Plan, effective May 20, 2011.

10.36(15)*	Form of Notice of Stock Option Grant and Stock Option Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan.

10.37(16)†	Commercial Supply Agreement dated December 1, 2010 between Seattle Genetics, Inc. and SAFC, an operating division of Sigma-Aldrich, Inc.

10.38(17)†	Development and Supply Agreement dated February 23, 2004 between Seattle Genetics, Inc. and Abbott Laboratories.

Number	Description

10.39(18)†	First Amendment to Development and Supply Agreement dated April 17, 2008 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.

10.40(16)†	Second Amendment to Development and Supply Agreement dated June 15, 2009 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.

10.41(16)†	Third Amendment to Development and Supply Agreement dated November 5, 2009 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.

10.42(16)†	Fourth Amendment to Development and Supply Agreement dated April 18, 2010 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.

10.43(16)†	Fifth Amendment to Development and Supply Agreement dated August 24, 2010 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.

10.44(16)†	Sixth Amendment to Development and Supply Agreement dated November 18, 2010 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.

10.45 (19)*	Form of Stock Unit Grant Notice and Stock Unit Agreement under Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+(22)	XBRL Instance Document

101.SCH+(22)	XBRL Taxonomy Extension Schema Document.

101.CAL+(22)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+(22)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+(22)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+(22)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as an exhibit to Registrant’s registration statement on Form S-1, File No. 333-50266, originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K/A filed with the Commission on November 26, 2010 and incorporated herein by reference

(5)	Previously filed as an exhibit to Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2011 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on February 16, 2011 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed with the Commission on March 13, 2009 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed with the Commission on March 12, 2010 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2010 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on February 23, 2012 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on August 30, 2011 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K filed with the Commission on February 28, 2011 and incorporated herein by reference.

(21)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

+	Filed herewith.

†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

Date: February 29, 2012	By:	/S/ CLAY B. SIEGALL

Clay B. Siegall President & Chief Executive Officer (Principal Executive Officer)

Date: February 29, 2012	By:	/s/ TODD E. SIMPSON

Todd E. Simpson Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CLAY B. SIEGALL Clay B. Siegall	Director, President & CEO (Principal Executive Officer)	February 29, 2012

/S/ TODD E. SIMPSON Todd E. Simpson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

/S/ FRANKLIN M. BERGER Franklin M. Berger	Director	February 29, 2012

/S/ DAVID W. GRYSKA David W. Gryska	Director	February 29, 2012

/S/ MARC E. LIPPMAN Marc E. Lippman	Director	February 29, 2012

/S/ SRINIVAS AKKARAJU Srinivas Akkaraju	Director	February 29, 2012

/S/ FELIX BAKER Felix Baker	Director	February 29, 2012

/S/ JOHN P. MCLAUGHLIN John P. McLaughlin	Director	February 29, 2012

/S/ DANIEL G. WELCH Daniel G. Welch	Director	February 29, 2012