Form 10-Q
period 2012-03-31
SEATTLE GENETICS INC /WA
filed 2012-05-09
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 2, 2012, there were 117,051,559 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$53,343	$87,634
Short-term investments	255,524	243,062
Interest receivable	837	641
Accounts receivable, net	56,581	54,955
Inventories	15,753	9,469
Prepaid expenses and other current assets	5,320	3,820

Total current assets	387,358	399,581
Property and equipment, net	19,406	19,652
Other non-current assets	5,791	5,983

Total assets	$412,555	$425,216

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$40,565	$53,048
Current portion of deferred revenue	33,460	38,092

Total current liabilities	74,025	91,140

Long-term liabilities
Deferred revenue, less current portion	112,841	110,013
Deferred rent and other long-term liabilities	5,508	5,214

Total long-term liabilities	118,349	115,227

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 116,793 shares issued and outstanding at March 31, 2012 and 116,023 shares issued and outstanding at December 31, 2011	117	116
Additional paid-in capital	846,397	832,713
Accumulated other comprehensive income (loss)	(35)	20
Accumulated deficit	(626,298)	(614,000)

Total stockholders’ equity	220,181	218,849

Total liabilities and stockholders’ equity	$412,555	$425,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2012	2011
Revenues
Net product sales	$34,496	$0
Collaboration and license agreement revenues	13,749	12,171

Total revenues	48,245	12,171

Costs and expenses
Cost of sales	3,071	0
Research and development	38,487	32,434
Selling, general and administrative	22,185	12,713

Total costs and expenses	63,743	45,147

Loss from operations	(15,498)	(32,976)
Investment and other income, net	3,200	302

Net loss	$(12,298)	$(32,674)

Net loss per share - basic and diluted	$(0.11)	$(0.30)

Shares used in computation of net loss per share - basic and diluted	116,348	108,513

Comprehensive loss:
Net loss	$(12,298)	$(32,674)
Unrealized gain (loss) on securities available for sale	(55)	209

Comprehensive loss	$(12,353)	$(32,465)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Operating activities
Net loss	$(12,298)	$(32,674)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	6,101	4,268
Depreciation and amortization	1,494	875
Amortization of discounts, accretion of premiums and gain on investments	447	827
Deferred rent and other long-term liabilities	294	18
Changes in operating assets and liabilities
Interest receivable	(196)	(446)
Accounts receivable	(1,626)	10,658
Inventories	(6,284)	0
Prepaid expenses and other current assets	(1,500)	(427)
Accounts payable and accrued liabilities	(12,483)	(390)
Deferred revenue	(1,804)	7,718

Net cash used in operating activities	(27,855)	(9,573)

Investing activities
Purchases of securities available for sale	(123,641)	(238,899)
Proceeds from maturities of securities available for sale	104,851	117,610
Proceeds from sales of securities available-for-sale	5,825	0
Purchases of property and equipment	(1,055)	(304)

Net cash used in investing activities	(14,020)	(121,593)

Financing activities
Net proceeds from issuance of common stock	0	168,118
Proceeds from exercise of stock options and employee stock purchase plan	7,584	3,390

Net cash provided by financing activities	7,584	171,508

Net increase (decrease) in cash and cash equivalents	(34,291)	40,342
Cash and cash equivalents at beginning of year	87,634	21,127

Cash and cash equivalents at end of year	$53,343	$61,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiary, Seattle Genetics UK, Ltd. (collectively “Seattle Genetics” or the “Company”). The condensed consolidated balance sheet data as of December 31, 2011 were derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Management has determined that the Company operates in one segment: the development and sale of pharmaceutical products on its own behalf or in collaboration with others.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

In August 2011, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of ADCETRISTM, or brentuximab vedotin, in two indications: (1) the treatment of patients with Hodgkin lymphoma after failure of autologous stem cell transplant, or ASCT, or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) the treatment of patients with systemic anaplastic large cell lymphoma, or sALCL, after failure of at least one prior multi-agent chemotherapy regimen. There are no data available demonstrating improvement in patient-reported outcomes or survival with ADCETRIS. Following accelerated approval of ADCETRIS by the FDA, we began to recognize product sales and cost of sales. In connection with the accelerated approval, the Company is required to conduct post-approval studies intended to confirm patient benefit. The Company is also investigating the use of ADCETRIS in other oncology indications.

Revenue recognition

The Company’s revenues are comprised of ADCETRIS net product sales and amounts earned under its collaboration and licensing agreements. Revenue recognition is predicated upon persuasive evidence of an agreement existing, delivery of products or services being rendered, amounts payable being fixed or determinable, and collectibility being reasonably assured.

Net product sales

The Company sells ADCETRIS in the United States through a limited number of pharmaceutical distributors. Healthcare providers order ADCETRIS through these distributors. The Company receives orders from distributors and ships product directly to the healthcare provider. The Company records product sales upon delivery of the product to the healthcare provider at which time title and risk of loss pass. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Reserves are established for these deductions and actual amounts incurred are offset against applicable reserves. The Company reflects these reserves as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales reserves are based on management’s estimates that consider payer mix in target markets, industry benchmarks and experience to date. These estimates involve a high degree of judgment and are periodically reviewed and adjusted as necessary.

Government-mandated rebates and chargebacks:    In the third quarter of 2011, the Company entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to the Company by participating states. The Company estimated Medicaid rebates based on a third party study of the payer mix for ADCETRIS and information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure™ prior to completion of the MDRA. In the fourth quarter of 2011, the Company also completed an interim Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on their purchases of ADCETRIS. In the first quarter of 2012, the Company’s Pharmaceutical Pricing Agreement, or PPA, with the Secretary of Health and Human Services became effective. The PPA provides certain private entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to the Company for the difference between wholesale acquisition cost and the discounted price for healthcare providers entitled to FSS discounts and PHS pricing. As a result of the Company’s direct-ship distribution model, it can determine the entities purchasing ADCETRIS and this information enables the Company to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. The Company also reviews actual chargeback information to further refine these estimates.

Distribution fees, product returns and other deductions:    The Company’s distributors charge a fee for distribution services that they perform on behalf of the Company. The Company is able to calculate the amount due for each distributor based on the amount of sales to each distributor. The Company allows for the return of product that is within 30 days of its expiration date or that is damaged. The Company estimated product returns based on historical industry information of return rates for other specialty pharmaceutical products. In addition, the Company considered its direct-ship distribution model, its belief that product is typically not held in the distribution channel, and the expected rapid use of the product by healthcare providers. The Company provided financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance amounts through its patient assistance program, SeaGen Secure™. SeaGen Secure is available to patients in the U.S. and its territories who meet various financial need criteria. Estimated contributions for commercial coinsurance are deducted from gross sales. These contributions are based on an analysis of expected plan utilization and are adjusted as necessary to reflect our actual experience.

Collaboration and license agreement revenues

The Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period and has adopted ASU 2009-13 entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” Under this standard, payments received by the Company are recognized as revenue over the performance period of the collaboration. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for the Company’s current agreements. Thereafter, such amounts received or due will be recognized as revenue when collectibility is reasonably assured. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company believes that the period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. The Company did not elect to adopt ASU 2010-17 entitled “Milestone Method of Revenue Recognition” which was available as a policy election beginning in the first quarter of 2011.

The Company’s collaboration and license agreements include contractual milestones. Generally, the milestone events contained in the Company’s collaboration and license agreements coincide with the progression of the collaborators’ product candidates from development, to regulatory approval and then to commercialization and fall into the following categories.

Development milestones in the Company’s collaborations may include the following types of events:

•

Designation of a product candidate or initiation of preclinical studies. The Company’s collaborators must undertake significant preclinical research and studies to make a determination of a product candidate and the time from those studies or designation to initiation of a clinical trial may take several years.

•	Initiation of a phase I clinical trial. Generally, phase I clinical trials take one to two years to complete.

•	Initiation or completion of a phase II clinical trial. Generally, phase II clinical trials take one to three years to complete.

•	Initiation or completion of a phase III clinical trial. Generally, phase III clinical trials take two to six years to complete.

Regulatory milestones in the Company’s collaborations may include the following types of events:

•

Filing of regulatory applications for marketing approval such as a Biologics License Application in the United States or Marketing Authorization Application in Europe. Generally, it takes up to twelve months to prepare and submit regulatory filings.

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

The Company has developed a proprietary technology for linking cytotoxic agents to monoclonal antibodies called antibody-drug conjugates, or ADCs. This proprietary technology is the basis of ADC collaborations that the Company has entered into in the ordinary course of its business with a number of biotechnology and pharmaceutical companies. Under these ADC collaboration agreements, the Company grants its collaborators research and commercial licenses to the Company’s technology and provides technology transfer services, technical advice, supplies and services for a period of time of between two and fourteen years. The Company’s ADC collaborators are solely responsible for the development of their product candidates and the achievement of milestones in any of the categories identified above is based solely on the collaborators’ efforts.

In the case of the Company’s other collaboration and license agreements, such as the Company’s ADCETRIS collaboration with Millennium: The Takeda Oncology Company, or Millennium, or its co-development agreement with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys, the Company’s proprietary products or product candidates may be covered by the collaboration or the Company may be involved in certain development activities; however, the achievement of milestone events under these agreements is based on activities undertaken by the collaborator.

The process of successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing a product candidate is highly uncertain and the attainment of any milestones is therefore uncertain and difficult to predict. In addition, since the Company does not take a substantive role or control the research, development or commercialization of any products generated by its ADC collaborators, the Company is not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable to the Company by its ADC collaborators. As such, the milestone payments associated with its ADC collaborations involve a substantial degree of uncertainty and risk that they may never be received. Similarly, even in those collaborations where the Company may have an active role in the development of the product candidate, such as the Company’s ADCETRIS collaboration with Millennium, the attainment of a milestone is based on the collaborator’s activities and is generally outside the direction and control of the Company.

The Company generally invoices its collaborators on a monthly or quarterly basis, or upon the completion of the effort, based on the terms of each agreement. Amounts due, but not billed to a collaborator, which totaled $5.3 million at March 31, 2012, are included in accounts receivable in the Company’s consolidated balance sheets. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

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

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Three months ended March 31,
	2012	2011
Warrants to purchase common stock	0	1,113
Options to purchase common stock and restricted stock units	14,042	12,799

Total	14,042	13,912

3. Investments

The Company classifies its securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Investments in securities with a maturity of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2012
U.S. treasury securities	$245,906	$1	$(32)	$245,875
Corporate obligations	9,957	0	(4)	9,953

Total	$255,863	$1	$(36)	$255,828

Contractual Maturities
Due in one year or less	$255,863			$255,828

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2011
U.S. treasury securities	$228,001	$24	$(3)	$228,022
Corporate obligations	9,565	0	(1)	9,564
Auction rate securities	5,780	0	0	5,780

Total	$243,346	$24	$(4)	$243,366

Contractual Maturities
Due in one year or less	$237,566			$237,586
Due in 2017	5,780			5,780

Total	$243,346			$243,366

Investments are presented in the accompanying consolidated balance sheets as follows (in thousands):

	March 31, 2012	December 31, 2011
Short-term investments	$255,524	$243,062
Other non-current assets	304	304

Total	$255,828	$243,366

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
As of March 31, 2012
U.S. treasury securities	$198,517	$(32)	$	NA	$	NA
Corporate obligations	4,962	(4)		NA		NA

Total	$203,479	$(36)	$	NA	$	NA

As of December 31, 2011
U.S. treasury securities	$80,234	$(3)	$	NA	$	NA
Corporate obligations	4,571	(1)		NA		NA

Total	$84,805	$(4)	$	NA	$	NA

6. Fair Value

The Company holds short-term available-for-sale securities that are measured at fair value which is determined on a recurring basis according to a fair value hierarchy that prioritizes the inputs and assumptions used, and the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury securities. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, consisted of high-grade corporate obligations. Level 3 investments consisted of auction rate securities at December 31, 2011 that were sold in March 2012. The Company did not hold any level 3 investments as of March 31, 2012 and did not transfer any investments into or out of Levels 1, 2 and 3 during the three month period ended March 31, 2012.

The following table presents the Company’s financial assets by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of March 31, 2012
Cash equivalents:
Money market funds	$151	$0	$0	$151
Corporate obligations	0	5,001	0	5,001
Short-term investments:
U.S. Treasury securities	245,571	0	0	245,571
Corporate obligations	0	9,953	0	9,953
Other non-current assets - U.S. Treasury securities	304	0	0	304

Total	$246,026	$14,954	$0	$260,980

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2011
Cash equivalents - money market funds	$66	$0	$0	$66
Short-term investments:
U.S. Treasury securities	227,718	0	0	227,718
Corporate obligations	0	9,564	0	9,564
Auction rate securities	0	0	5,780	5,780
Other non-current assets - U.S. Treasury securities	304	0	0	304

Total	$228,088	$9,564	$5,780	$243,432

The following table contains a roll-forward of the fair value of the Company’s auction rate securities where fair value was determined using Level 3 inputs (in thousands):

Fair
Value
Balance as of December 31, 2011	$5,780
Sale of auction rate securities	(5,825)
Realized gain on auction rate securities	45

Balance as of March 31, 2012	$0

7. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$13,153	$9,275
Work in process	1,979	173
Finished goods	621	21

Total	$15,753	$9,469

The Company began capitalizing ADCETRIS inventory costs following accelerated approval by the FDA in August 2011. Prior to FDA approval, the Company expensed ADCETRIS production costs as a research and development expense. The Company does not capitalize manufacturing costs for any of its other product candidates. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales.

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

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for cancer. In August 2011, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of ADCETRISTM, or brentuximab vedotin, in two indications: (1) the treatment of patients with Hodgkin lymphoma after failure of autologous stem cell transplant, or ASCT, or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) the treatment of patients with systemic anaplastic large cell lymphoma, or sALCL, after failure of at least one prior multi-agent chemotherapy regimen. There are no data available demonstrating improvement in patient-reported outcomes or survival with ADCETRIS. Following accelerated approval of ADCETRIS by the FDA, we began to recognize product sales and cost of sales.

ADCETRIS is an antibody-drug conjugate, or ADC, comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a microtubule disrupting agent, monomethyl auristatin E (MMAE), utilizing our proprietary technology. We have a broad development strategy for ADCETRIS evaluating its potential application in earlier lines of therapy for patients with Hodgkin lymphoma and sALCL and in other CD30-positive malignancies. In addition, we have three clinical-stage ADC programs, which consist of SGN-75, ASG-5ME, and ASG-22ME, as well as several preclinical product candidates, including SGN-CD19A.

In December 2009, we entered into a collaboration agreement with Millennium: The Takeda Oncology Company, or Millennium, to develop and commercialize ADCETRIS. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the United States and its territories and in Canada, and Millennium has commercial rights in the rest of the world. We are in the process of seeking regulatory approval to market ADCETRIS in Canada for relapsed Hodgkin lymphoma and sALCL and we anticipate a decision by Health Canada by late 2012 or early 2013. In June 2011, Millennium’s Marketing Authorization Application, or MAA, seeking regulatory approval to market ADCETRIS for the treatment of relapsed Hodgkin lymphoma and relapsed ALCL in the European Union was accepted by the European Medicines Agency, or EMA, which is currently reviewing the application. Millennium anticipates a decision from EMA in the second half of this year. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including Abbott Biotechnology Ltd., or Abbott; Bayer Pharmaceuticals Corporation, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Millennium, Pfizer, Inc., or Pfizer, and PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys, Genmab A/S, or Genmab, and Oxford BioTherapeutics Ltd., or OBT.

We began commercializing ADCETRIS in August 2011 and the commercial potential of and our ability to successfully commercialize ADCETRIS is uncertain. Our success in commercializing ADCETRIS will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. The FDA granted accelerated approval of ADCETRIS which means that we are, among other things, obligated to conduct specific post-approval clinical studies to confirm patient benefit as a condition of that approval. In addition, we intend to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and sALCL and in other CD30-positive malignancies. In order to do this, we will be required to conduct additional extensive clinical studies and, if successful, we intend to seek additional regulatory approvals. We and Millennium recently initiated a phase III clinical trial in relapsed cutaneous T-cell lymphoma, or CTCL, and we and Millennium have two additional phase III clinical trials of ADCETRIS in front-line advanced stage Hodgkin lymphoma and front-line mature T-cell lymphoma, including sALCL, planned to start by late 2012 or early 2013. We have formed a collaboration with Ventana Medical Systems, Inc., a member of the Roche Group, or Ventana, under which Ventana will develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. A molecular companion diagnostic is not required for the current FDA-approved indications for ADCETRIS; however, we expect that a molecular companion diagnostic may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies. All of these activities will require substantial amounts of capital and may not ultimately prove successful. Further, our other product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Accordingly, over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization and continued development of ADCETRIS. We will also continue to invest in research, development and manufacturing of our other product candidates. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS and the research, continued development and manufacturing of our other product candidates may require us to raise substantial amounts of additional capital and our operating expenses will fluctuate as a result of such activities. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards potential commercialization.

Although we have begun to recognize revenue from ADCETRIS product sales in the United States, we are early in the product launch and our future ADCETRIS product sales will be difficult to predict from period to period. Our product sales revenue may vary significantly from period to period. We also expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development and clinical milestones by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Millennium, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

We began commercial sales of ADCETRIS in the United States during August 2011, and our revenues are generated from a combination of ADCETRIS sales and our collaboration and license agreements. Collaboration revenues reflect the earned amount of upfront technology access fees, milestone payments, reimbursement for support and materials supplied to our collaborators, and development cost-sharing under our product collaborations. For the three months ended March 31, 2012, total revenues increased to $48.2 million, compared to $12.2 million for the same period in 2011. This increase reflects product sales of ADCETRIS in 2012 and growth in collaboration revenue. For the three months ended March 31, 2012, total costs and expenses increased 41% to $63.7 million, compared to $45.1 million for the same period in 2011. This reflects increases in sales and marketing expenses, clinical development activities to explore additional potential applications of ADCETRIS and development costs associated with advancing our ADC product candidates as well as cost of sales for the 2012 period. As of March 31, 2012, we had $308.9 million in cash, cash equivalents and short-term investments, and $220.2 million in total stockholders’ equity.

Results of operations

Three months ended March 31, 2012

Net product sales

Net product sales were $34.5 million in the three months ended March 31, 2012. As noted above, we began selling ADCETRIS in August 2011.

We sell ADCETRIS in the United States through a limited number of pharmaceutical distributors. Healthcare providers order ADCETRIS through these distributors. We receive orders from distributors and ship product directly to the healthcare provider. We record product sales upon delivery of the product to the healthcare provider at which time title and risk of loss pass. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, product returns and other deductions. Reserves are established for these deductions and actual amounts incurred are offset against applicable reserves. We reflect these reserves as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales reserves are based on management’s estimates that consider payer mix in target markets, industry benchmarks and experience to date. These estimates involve a high degree of judgment and are periodically reviewed and adjusted as necessary.

Government-mandated rebates and chargebacks:    In the third quarter of 2011, we entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to us by participating states. We estimated Medicaid rebates based on a third party study of the payer mix for ADCETRIS and information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure™, our patient assistance program, prior to completion of our MDRA. In the fourth quarter of 2011, we also completed an interim Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on their purchases of ADCETRIS. Our Pharmaceutical Pricing Agreement, or PPA, with the Secretary of Health and Human Services became effective during the first quarter of 2012. The PPA allows certain private entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to us for the difference between wholesale acquisition cost and the discounted price for healthcare providers entitled to FSS discounts or PHS pricing. As a result of our direct-ship distribution model, we can identify the entities purchasing ADCETRIS and this information enables us to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. We also review actual chargeback information to further refine these estimates.

Distribution fees, product returns and other deductions:    Our distributors charge a fee for distribution services that they perform on our behalf. We are able to calculate the amount due for each distributor based on the amount of sales to each distributor and the negotiated fee. We allow for the return of product that is within 30 days of its expiration date or that is damaged. We estimated product returns based on historical industry information of return rates for other specialty pharmaceutical products. In addition, we considered our direct-ship distribution model, our belief that product is typically not held in the distribution channel, and the expected rapid use of the product by healthcare providers. We provide reimbursement and financial assistance to qualifying patients in the U.S. and its territories who meet various financial need criteria and are underinsured or cannot cover the cost of commercial coinsurance amounts through SeaGen Secure. Estimated contributions for commercial coinsurance are deducted from gross sales. These contributions are based on an analysis of expected plan utilization and are adjusted as necessary to reflect our actual experience.

The following table summarizes the reductions from gross sales for the items discussed above, net of related payments and credits, for the three month period ended March 31, 2012 (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2011	$895	$1,036	$1,931
Provision related to current year sales	3,605	1,027	4,632
Adjustment for prior period sales	0	0	0
Payments/credits for current period sales	(912)	(537)	(1,449)
Payments/credits for prior period sales	(3)	(235)	(238)

Balance as of March 31, 2012	$3,585	$1,291	$4,876

As described above, we have entered into a MDRA, an interim FSS agreement and a PPA that enable eligible healthcare providers to receive discounted prices on covered purchases of ADCETRIS. The PPA became effective in January 2012. Our reductions from gross sales increased to approximately 12% for the quarter ended March 31, 2012 from approximately 5% for the quarter ended December 31, 2011 as a result of the PPA becoming effective. We expect our deductions from gross sales to increase slightly in the second quarter of 2012 reflecting a full quarter of PPA activity. We expect modest fluctuations in future gross to net discounts as a result of variability in product use and eligibility for government mandated discounts.

We expect our net product sales to increase in 2012 compared to 2011 reflecting a full year of product sales and expected increased utilization of ADCETRIS by healthcare providers. ADCETRIS sales will be difficult to predict from period to period and as a result, you should not rely on ADCETRIS sales results in any period as being indicative of future performance and sales of ADCETRIS.

Collaboration and license agreement revenues

We use a time-based proportional performance model to recognize revenue over our performance obligation period and have adopted ASU 2009-13 entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” Under this standard, payments received by us are recognized as revenue over the performance period of the collaboration. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under our collaboration and license agreements have not qualified as separate units of accounting. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for our current agreements. Thereafter, such amounts received or due will be recognized as revenue when collectibility is reasonably assured. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. We believe that the period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. We did not elect to adopt ASU 2010-17 entitled “Milestone Method of Revenue Recognition” which was available as a policy election beginning in the first quarter of 2011.

Our collaboration and license agreements include contractual milestones. Generally, the milestone events contained in our collaboration and license agreements coincide with the progression of the collaborators’ product candidates from development, to regulatory approval and then to commercialization and fall into the following categories.

Development milestones in our collaborations may include the following types of events:

•

Designation of a product candidate or initiation of preclinical studies. Our collaborators must undertake significant preclinical research and studies to make a determination of a product candidate and the time from those studies or designation to initiation of a clinical trial may take several years.

•	Initiation of a phase I clinical trial. Generally, phase I clinical trials take one to two years to complete.

•	Initiation or completion of a phase II clinical trial. Generally, phase II clinical trials take one to three years to complete.

•	Initiation or completion of a phase III clinical trial. Generally, phase III clinical trials take two to six years to complete.

Regulatory milestones in our collaborations may include the following types of events:

•

Filing of regulatory applications for marketing approval such as a Biologics License Application in the United States or Marketing Authorization Application in Europe. Generally, it takes up to twelve months to prepare and submit regulatory filings.

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

We have developed a proprietary technology for linking cytotoxic agents to monoclonal antibodies called antibody-drug conjugates, or ADCs. This proprietary technology is the basis of our ADC collaborations that we have entered into in the ordinary course of our business with a number of biotechnology and pharmaceutical companies. Under our ADC collaboration agreements, we grant our collaborators research and commercial licenses to our technology and provide technology transfer services, technical advice, supplies and services for time periods ranging from two to fourteen years. Our ADC collaborators are solely responsible for the development of their product candidates and the achievement of a milestone in any of the categories identified above is based solely on the collaborators’ efforts. In the case of our other collaboration and license agreements, such as our ADCETRIS collaboration with Millennium or our co-development agreement with Agensys, our proprietary products or product candidates may be covered by the collaboration or we may be involved in certain development activities; however, the achievement of milestone events under these agreements is based on activities undertaken by the collaborator.

The process of successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing a product candidate is highly uncertain and the attainment of any milestones is therefore uncertain and difficult to predict. In addition, since we do not take a substantive role or control the research, development or commercialization of any products generated by our ADC collaborators, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable to us by our ADC collaborators. As such, the milestone payments we may receive from our ADC collaborators involve a substantial degree of uncertainty and risk that they may never be received. Similarly, even in those collaborations where we may have an active role in the development of the product candidate, such as our ADCETRIS collaboration with Millennium, the attainment of a milestone is based on the collaborator’s activities and is generally outside our direction and control.

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

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended March 31,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2012	2011	% Change
Millennium	$6,379	$7,227	(12%)
Agensys	2,621	502	422%
Abbott	1,337	0	N/A (1)
Pfizer	1,125	1,000	13%
Genentech	862	1,419	(39%)
Other	1,425	2,023	(30%)

Total	$13,749	$12,171	13%

(1)	No amount in comparable period.

Millennium ADCETRIS and ADC collaborations

Revenues earned under our ADCETRIS and ADC collaborations with Millennium represented 46% and 59% of our collaboration and license agreement revenues during the three months ended March 31, 2012 and 2011, respectively. Revenues from Millennium decreased during the three months ended March 31, 2012 from the comparable period in 2011 primarily as a result of the earned portion of an exclusive license fee that was paid in the first quarter of 2011 related to the ADC collaboration, partially offset by increased revenue from the ADCETRIS collaboration.

Under the ADCETRIS collaboration, we are entitled to receive progress- and sales-dependent milestone payments based on Millennium’s achievement of certain events related to ADCETRIS, including potential approval of ADCETRIS by the EMA for which Millennium is responsible. We are also entitled to tiered royalties at percentages starting in the mid-teens and escalating to the mid-twenties based on net sales of ADCETRIS within Millennium’s licensed territories, subject to offsets for third party royalties paid by Millennium. Total milestone payments to us under the ADCETRIS collaboration could exceed $230 million, of which up to $7 million relate to the achievement of development milestones, up to $162.5 million relate to the achievement of regulatory milestones and up to $65 million relate to the achievement of commercial milestones. To date, we have received a $5 million milestone payment as a result of the acceptance of Millennium’s MAA by the EMA. We recognize as collaboration revenue the $60 million upfront collaboration payment, milestone payments and development cost reimbursement payments to us over the ten-year development period of the collaboration. To the extent that Millennium performs development activities under the collaboration, our development cost reimbursement payments from Millennium are reduced by half of those costs.

Collaboration and Co-Development Agreement with Agensys

Under this collaboration and co-development agreement, Agensys is conducting preclinical studies aimed at identifying ADC product candidates for multiple designated antigens. We are currently co-developing ASG-5ME and ASG-22ME, and we have the right to exercise a co-development option for one additional ADC product candidate upon Agensys’ submission of an investigational new drug application, or IND, to the FDA. Agensys has the right to develop and commercialize the other ADC product candidates on its own, subject to paying us fees, milestones, royalties and support fees for research and development services and material provided under the agreement. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. Amounts received for product candidates being developed solely by Agensys will be recognized as revenue over the development term of the collaboration agreement using a time-based approach. Revenues attributable to the Agensys agreement increased during the three months ended March 31, 2012 from the comparable period in 2011 due to a payment made to us in the first quarter of 2012 to exercise an exclusive license for an ADC product candidate.

ADC collaboration agreements

We have active collaborations with nine additional companies to allow them to use our proprietary ADC technology with their monoclonal antibodies. Under our ADC collaborations, which we enter into in the ordinary course of business, we receive or are entitled to receive upfront cash payments, progress-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. As of March 31, 2012, our ADC collaborations had generated over $170 million, primarily in the form of upfront payments. Total milestone payments to us under our current ADC collaborations could approximate $3.2 billion if all potential product candidates achieved all of the milestone events under all of our current ADC collaborations. Of this amount, approximately $0.7 billion relates to the achievement of development milestones, approximately $1.5 billion relates to the achievement of regulatory milestones and approximately $1.0 billion relates to the achievement of commercial milestones. Our ADC collaborators are responsible for development, manufacturing and commercialization of any ADC product candidates that result from the collaborations and are solely responsible for the achievement of any of the potential milestones under these collaborations. Since we do not control the research, development or commercialization of any products generated by our ADC collaborators, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our ADC collaborators. In addition, our current ADC collaborations are at early stages of development. We have not received and do not expect to receive material milestone payments from any of our current ADC collaborators unless and until a product that incorporates our ADC technology enters late-stage clinical development and/or receives marketing approval from the FDA, if at all. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in an ADC collaborator’s business strategy and financial difficulties or other factors could result in an ADC collaborator abandoning or delaying development of its ADC product candidates. As such, the milestone payments associated with our ADC collaborations involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments provided for under our ADC collaborations and it is possible that we may never receive any significant milestone payments under our ADC collaborations.

Genentech revenues decreased 39% to $0.9 million during the three months ended March 31, 2012 from the comparable period in 2011 as a result of the earned portion of milestone payments made to us in the 2011 period.

Abbott revenues for the three month period ended March 31, 2012 reflect the earned portion of an $8 million upfront payment and reimbursable support we provided to Abbott under our ADC collaboration agreement that we entered into in March 2011.

Pfizer revenues increased 13% during the three months ended March 31, 2012 from the comparable period in 2011 as a result of revenue recognition attributable to a milestone payment made to us in late 2011.

Our collaboration revenues are impacted by the term and duration of our collaboration and co-development agreements and by progress-dependent milestones, annual maintenance fees and reimbursement of materials and support services as our collaborators advance their ADC product candidates through the development process. Revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, the timing of milestones achieved, and our ability to enter into additional collaboration and co-development agreements. We expect our collaboration and license agreement revenues to increase in 2012 compared to 2011, primarily as a result of our ADCETRIS collaboration with Millennium. We have a significant balance of deferred revenue, representing prior payments from our collaborators that have not yet been recognized as revenue. This deferred revenue will be recognized as revenue in future periods using a time-based approach as we fulfill our performance obligations.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third party royalty costs, amortization of technology license costs and distribution and other costs. We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval by the FDA in its two approved indications in August 2011. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we tracked the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval is not reasonably determinable. Most of the product produced prior to FDA approval is expected to be available for us to use commercially. We expect that our cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is consumed. This cost benefit is expected to occur during at least the first year of commercial sales of ADCETRIS; however, the time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ADCETRIS sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities and the ability to utilize inventory prior to its expiration date. We expect, as this reduced-cost inventory is used, the percentage of total costs of sales for sales of ADCETRIS will increase into the teens.

Research and development.

Our research and development expenses are summarized as follows:

	Three months ended March 31,
Research and development ($ in thousands)	2012	2011	% Change
Research	$3,725	$3,487	7%
Development and contract manufacturing	14,141	10,792	31%
Clinical	17,817	15,863	12%
Share-based compensation expense	2,804	2,292	22%

Total research and development expenses	$38,487	$32,434	19%

Research expenses increased 7% to $3.7 million for the three month period ended March 31, 2012 from the comparable period in 2011. This increase was primarily due to an increase in lab supplies and services.

Development and contract manufacturing expenses increased 31% to $14.1 million for the three month period ended March 31, 2012 from the comparable period in 2011. The increase resulted from contract manufacturing expenses for our product candidates and higher compensation costs due to a 14% increase in our staffing levels.

Clinical expenses increased 12% to $17.8 million for the three month period ended March 31, 2012 from the comparable period in 2011. This increase reflects higher compensation costs due to a 14% increase in our staffing levels and higher third party costs in support of our potential IND for SGN-CD19A.

Share-based compensation expense increased during the three month period ended March 31, 2012 from the comparable period in 2011 due to a higher average value per optioned share for our more recent grants primarily attributable to an increase in our stock price.

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

	Three months ended March 31,		Five years ended March 31, 2012
Product candidates ($ in thousands)	2012	2011
ADCETRIS (brentuximab vedotin)	$7,710	$8,889	$164,803
SGN-CD19A	2,561	1,053	13,841
ASG-22ME	2,196	0	8,635
ASG-5ME	149	392	10,752
SGN-75	79	841	12,466

Total third-party costs	12,695	11,175	210,497
Other costs and overhead	22,988	18,967	381,959
Share-based compensation expense	2,804	2,292	38,943

Total research and development	$38,487	$32,434	$631,399

Third-party costs for ADCETRIS decreased during the three months ended March 31, 2012 from the comparable period in 2011, primarily as a result of manufacturing costs which were expensed to research and development in the 2011 period and capitalized as inventory in 2012. We began capitalizing ADCETRIS production costs as inventory following accelerated approval of ADCETRIS by the FDA in August 2011. However, ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for commercial use.

Third party costs for SGN-CD19A increased during the three months ended March 31, 2012 from the comparable period in 2011, reflecting increased contract manufacturing and other activities in preparation for a planned IND filing in 2012 and potential clinical trials.

In June 2011, we exercised an option under our agreement with Agensys to co-develop ASG-22ME. In addition to the payment of an option fee, we now co-fund fifty percent of the development costs of this program. ASG-22ME costs in 2012 reflect our share of development costs incurred during the period.

Third party costs for SGN-75 decreased during the three months ended March 31, 2012 compared to the comparable period in 2011 primarily as a result of higher manufacturing costs in the 2011 period.

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

We anticipate that our total research and development expenses in 2012 will be comparable to 2011. Following the approval of ADCETRIS for commercial sale by the FDA, the costs associated with manufacturing ADCETRIS are now capitalized as inventory if it is available for commercial use rather than being charged to research and development expenses. This resulted in a decrease in research and development expenses for ADCETRIS related to those activities. This decrease in ADCETRIS manufacturing expense is expected to be offset by increased clinical trial expenses for ADCETRIS related to post-approval studies required to be conducted as a condition of accelerated approval and additional studies that are ongoing or that we expect to pursue to evaluate other potential uses of ADCETRIS. Certain ADCETRIS development activities, including some clinical studies will be conducted by Millennium, the costs of which will not be reflected in our research and development expenses. Because of these and other factors, expenses will fluctuate based upon many factors, including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

Selling, general and administrative

	Three months ended March 31,
Selling, general and administrative ($ in thousands)	2012	2011	% Change
Selling, general and administrative, excluding share-based compensation expense	$18,888	$10,737	76%
Share-based compensation expense	3,297	1,976	67%

Total selling, general and administrative expenses	$22,185	$12,713	75%

Selling, general and administrative expenses, excluding share-based compensation expense, increased during the three months ended March 31, 2012 from the comparable period in 2011. The increase resulted primarily from increased staffing levels and outside agency services related to the commercialization of ADCETRIS, including the establishment of our U.S. sales force. Share-based compensation expense increased during the three months ended March 31, 2012 from the comparable period in 2011 due to a higher average value per optioned share for our more recent grants primarily attributable to an increase in our stock price.

Investment and other income, net

Investment and other income, net increased to $3.2 million for the three months ended March 31, 2012 from $0.3 million in the comparable period in 2011. The increase primarily reflects a recovery from a former investment advisor in settlement of claims against the advisor concerning our previous holdings in auction rate securities.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	March 31, 2012	December 31, 2011
Cash, cash equivalents and investments	$308,867	$330,696
Working capital	313,333	308,441
Stockholders’ equity	220,181	218,849

	Three months ended March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$(27,855)	$(9,573)
Investing activities	(14,020)	(121,593)
Financing activities	7,584	171,508

We have financed the majority of our operations through the issuance of equity securities and by amounts received pursuant to our product collaborations and our ADC collaborations. To a lesser degree, we have also financed our operations through interest earned on cash, cash equivalents and investment securities and sales of ADCETRIS. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

Our combined cash, cash equivalents and investment securities decreased to $308.9 million at March 31, 2012, compared to $330.7 million at December 31, 2011, and our working capital was $313.3 million at March 31, 2012, compared to $308.4 million at December 31, 2011. During the first three months of 2012, we used $27.9 million of cash in our operating activities compared to $9.6 million used during the first three months of 2011. These changes in the quarter ended March 31, 2012 reflect our net operating loss and increases in our inventory and accounts receivable balances and a decrease in our accounts payable and accrued liabilities. The changes in investing and financing activities were primarily attributable to the financing completed during the quarter ended March 31, 2011.

We have structured our investment portfolio to provide working capital as needed to fund our operations. Our cash, cash equivalents and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. In March 2012, we sold our holdings in auction rate securities.

Our investment portfolio is structured to provide for access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of March 31, 2012, we had $308.9 million held in cash reserves or debt securities scheduled to mature within the next twelve months.

At our currently planned spending rate we believe that our financial resources, together with product revenue from sales of ADCETRIS and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months. Changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses, including in connection with required post-approval studies and additional studies to potentially expand the use of ADCETRIS, and the increases in our sales and marketing expenses in connection with the commercialization of ADCETRIS. Additionally, we may not receive the payments that we currently expect under our existing collaboration agreements, including the ADCETRIS collaboration agreement with Millennium, which may shorten the timeframe through which we are able to fund operations. Further, in the event of a termination of the ADCETRIS collaboration agreement with Millennium, we would not receive development cost sharing payments, nor would we receive milestone payments or royalties for the development or sales of ADCETRIS in Millennium’s territories. Any of these factors may lead to a need for us to raise additional capital.

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

Commitments

The following table reflects our future minimum contractual commitments as of March 31, 2012 (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Operating leases	$27,008	$2,968	$4,071	$4,208	$4,348	$4,495	$6,918
Manufacturing, license & collaboration agreements	140,824	39,834	12,214	12,006	11,906	11,906	52,958

Total	$167,832	$42,802	$16,285	$16,214	$16,254	$16,401	$59,876

We have entered into leases for our office and laboratory facilities expiring in 2018 that contain rate escalations and options for us to extend the leases. Operating lease obligations in the table above do not assume the exercise by us of any termination or extension options.

A substantial portion of the minimum payments under manufacturing, license and collaboration agreements represents contractual obligations related to manufacturing our product candidates for use in our clinical trials and for commercial operations in the case of ADCETRIS. Some of our manufacturing, license and collaboration agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones. Some of our licensing agreements obligate us to pay royalties on net sales of products utilizing licensed technology. Such royalties are dependent on future product sales and are not provided for in the table above as they are not estimable. The above table also excludes up to approximately $15.9 million in potential future milestone payments to third parties under license and collaboration agreements for ADCETRIS and our other current development programs, which generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. Milestone payments under these agreements through March 31, 2012 have totaled $9.1 million. These contingent payments have not been included in the above table and will not be included until the event triggering such payment or obligation has occurred.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates during the three months ended March 31, 2012 has not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We currently have holdings in U.S. government securities, corporate securities, and money market accounts. Our investment securities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Short-term investments	$255,524	$243,062
Other non-current assets	304	304

Total	$255,828	$243,366

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.8 million in the fair value of our investments as of March 31, 2012. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.1 million over the next twelve months based on our investment balance at March 31, 2012.

Foreign Currency Risk

All of our revenues and most of our expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. We have conducted some transactions in foreign currencies during the three months ended March 31, 2012, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro and British Pound. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

Risks Related to Our Business

Our near-term prospects are substantially dependent on ADCETRIS. If we are unable to successfully commercialize ADCETRIS for the treatment of patients in its approved indications, our ability to generate significant revenue or achieve profitability will be adversely affected.*

In August 2011, we obtained accelerated approval from the United States Food and Drug Administration, or FDA, for ADCETRIS™ (brentuximab vedotin) for two indications: (1) the treatment of patients with Hodgkin lymphoma after failure of autologous stem cell transplant, or ASCT, or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) the treatment of patients with systemic anaplastic large cell lymphoma, or sALCL, after failure of at least one prior multi-agent chemotherapy regimen. There are no data available demonstrating improvement in patient-reported outcomes or survival with ADCETRIS. ADCETRIS is our only product approved for marketing by the FDA and our ability to generate revenue from product sales and achieve profitability is substantially dependent on our ability to successfully commercialize ADCETRIS for the treatment of patients in its two approved indications. We may not be able to successfully commercialize ADCETRIS for a number of reasons, including:

•

we may not be able to establish or demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages over and side effects compared to existing therapeutics and products currently in clinical development;

•	physicians may be reluctant to prescribe ADCETRIS until results from our required post-approval studies are available or other long term efficacy and safety data exists;

•	the market penetration rate of ADCETRIS may be lower, or the duration of therapy in patients in ADCETRIS’ two approved indications may be shorter, than our projections;

•	the estimated incidence and prevalence of patients in ADCETRIS’ two approved indications is limited;

•

results from our required post-approval studies may fail to verify the clinical benefit of ADCETRIS in either or both of its approved indications, which could result in the withdrawal of ADCETRIS from the market;

•	we have limited experience in marketing, selling and distributing ADCETRIS;

•

ADCETRIS may receive adverse reimbursement and coverage policies from government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of ADCETRIS may be higher than alternative treatment options;

•	there may be changed or increased regulatory restrictions;

•

there may be additional changes to the label for ADCETRIS, including the boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from required post-approval studies or as the result of adverse events observed in these or other studies;

•	we may not have adequate financial or other resources to successfully commercialize ADCETRIS; and

•	we may not be able to obtain adequate commercial supplies of ADCETRIS to meet demand or at an acceptable cost.

If we are unable to successfully commercialize ADCETRIS in its two approved indications or our estimates of the incidence and prevalence of patients in such indications is incorrect, our ability to generate revenue from product sales and achieve profitability will be adversely affected and our stock price would likely decline.

In December 2009, we entered into an agreement with Millennium to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Millennium has commercial rights in the rest of the world. The success of this collaboration and the activities of Millennium will significantly impact the potential commercialization of ADCETRIS in countries other than the United States and in Canada, and although Millennium has submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, seeking approval to market ADCETRIS in the European Union, ADCETRIS has not to date been approved for marketing in any jurisdiction other than the United States. We are also planning to develop ADCETRIS for use as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and sALCL and in a range of CD30-positive hematologic malignancies and solid tumor indications, but there can be no assurance that we and/or Millennium will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications or to market ADCETRIS at all in any other jurisdictions. We and Millennium also recently announced that we formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana will develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies in a timely manner or at all. Even if we and Millennium receive the required regulatory approvals to market ADCETRIS for any additional indications or in any other jurisdictions, we and Millennium may not be able to successfully commercialize ADCETRIS, including for the reasons set forth above.

Our operating results are difficult to predict and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline. *

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter and year to year. Due to the recent approval by the FDA of ADCETRIS in its two indications and the limited amount of historical sales data, ADCETRIS sales will be difficult to predict from period to period and as a result, you should not rely on ADCETRIS sales results in any period as being indicative of future performance. As a result, although we may provide sales guidance from time to time, such guidance is based on assumptions that may be incorrect or that may change from quarter to quarter. Sales of ADCETRIS have in the past been below the expectations of securities analysts and investors, and sales of ADCETRIS in the future may be below prior period sales, our own guidance and/or the expectations of securities analysts and investors. To the extent that we do not meet our guidance or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	the level of demand and duration of therapy for ADCETRIS;

•

the extent to which coverage and reimbursement for ADCETRIS is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers;

•

changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;

•

changes in our cost of sales, including but not limited to an increase in our cost of sales as a percentage of sales in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is consumed;

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

For these and other reasons, it is difficult for us to accurately forecast future sales of ADCETRIS, collaboration and license agreement revenues, or future profits or losses. As a result, our operating results in future periods could be below our guidance or the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps substantially.

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

Adverse events may also negatively impact the sales of ADCETRIS. We may also be required to further update the ADCETRIS package insert based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, which could adversely affect ADCETRIS’ acceptance in the market, make competition easier or make it more difficult or expensive for us to distribute ADCETRIS. For example, in January 2012, we announced that the prescribing information for ADCETRIS had been updated to include the following updated information: (1) a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy, or PML, and death can occur in patients receiving ADCETRIS, (2) a discussion in the PML warning and precaution provision regarding other possible contributing factors to PML such as other prior therapies and underlying disease, symptoms to be aware of and suggested methodologies for diagnosis of PML, and (3) a contraindication warning of the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity.

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

Even though we have obtained accelerated approval to market ADCETRIS in the United States in two indications, we are subject to ongoing regulatory obligations and review, including post-approval requirements that could result in the withdrawal of ADCETRIS from the market if such requirements are not met.

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

Government and other third-party payers increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for indications for which the FDA has not granted approval. Third-party insurance coverage may not be available to patients for ADCETRIS. If government and other third-party payers do not provide adequate coverage and reimbursement levels for ADCETRIS, market acceptance of ADCETRIS would be adversely affected.

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

Our current product candidates are in relatively early stages of development, and it is possible that none of these product candidates will ever become commercial products.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occur in later-stage clinical trials. For example, during 2011 we announced that, based on a phase I trial combining ADCETRIS with ABVD chemotherapy, ADCETRIS should not be combined with bleomycin, one of the drugs in ABVD chemotherapy, due to increased incidence of pulmonary toxicity in the combination arm of the trial. The FDA has since approved changes to the ADCETRIS label to add a contraindication warning relating to the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events, including patient fatalities that may be attributable to ADCETRIS or our product candidates, during a clinical trial could cause it to be redone or terminated or negatively affect our ability to market ADCETRIS or expand into other indications. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

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

We have established and intend to continue to establish collaborations with third parties to develop and market some of our current and future product candidates. For example, we entered into a collaboration agreement with Millennium in December 2009 that granted Millennium rights to develop and commercialize ADCETRIS outside of the United States and Canada. We also have ADC collaborations with Abbott, Bayer, Celldex, Daiichi Sankyo, GSK, Genentech, Millennium, Pfizer and Progenics, and ADC co-development agreements with Agensys, Genmab, and Oxford BioTherapeutics, or OBT.

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

The United States Supreme Court recently heard oral arguments regarding a constitutional challenge to the PPACA and a decision is expected in June 2012. If the Supreme Court rules that the PPACA or parts thereof is unconstitutional, we may need to adjust to the new competitive environment, and new legislation could later become law that could adversely affect the pharmaceutical industry.

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

To date, we have depended on a small number of collaborators for most of our revenue. The loss of any one of these collaborators or our inability to generate sufficient sales revenue could result in a substantial decline in our revenue. *

We have collaborations with a limited number of companies. To date, most of our revenue has resulted from payments made under agreements with our corporate collaborators, and although we have begun commercializing ADCETRIS and a greater proportion of our revenue is expected to come from sales of ADCETRIS in future periods, we expect that a portion of our revenue will continue to come from corporate collaborations. Even though ADCETRIS received regulatory approval in the United States, our revenues will still depend in part on Millennium’s ability and willingness to market the approved product outside of the United States and Canada. The loss of our collaborators, especially Millennium, or the failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our financial performance. Payments under our existing and future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

We are dependent upon a small number of distributors for a significant portion of our net sales, and the loss of, or significant reduction or cancellation in sales to, any one of these distributors could adversely affect our operations and financial condition.

In the United States, we sell ADCETRIS through a limited number of pharmaceutical distributors. Healthcare providers order ADCETRIS through these distributors. We receive orders from distributors and ship product directly to the healthcare provider. We do not promote ADCETRIS to these distributors and they do not set or determine demand for ADCETRIS; however, our ability to successfully commercialize ADCETRIS will depend, in part, on the performance of these distributors. Although we believe we can find alternative distributors on relatively short notice, the loss of a major distributor could materially and adversely affect our results of operations and financial condition.

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

We may need to raise significant amounts of additional capital that may not be available to us. *

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities, as well as commercialize ADCETRIS, conduct required post-approval, and other clinical studies of ADCETRIS, and position our other product candidates for potential regulatory approval and commercial sale. Although some of these expenditures related to ADCETRIS are expected to be shared with Millennium, and we expect to offset some of these costs with sales proceeds of ADCETRIS, we may need to raise significant amounts of additional capital. We may seek additional funding through public or private financings, including equity financings, and through other means, such as collaborations and license agreements. However, the global credit and financial markets continue to experience uncertainty, which, along with current economic conditions, may make it more difficult for us to raise equity and debt financing when we need it. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If adequate funds are not available to us when we need them, we will be required to delay, reduce the scope of or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

•	the level of sales and market acceptance of ADCETRIS;

•	the rate of progress and cost of the confirmatory post-approval studies that we are required to conduct as a condition to the FDA’s accelerated approval of ADCETRIS;

•

the time and costs involved in obtaining regulatory approvals of ADCETRIS in Canada and in additional indications, including the preparation for potential commercialization in Canada and in additional indications;

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

Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. Some provisions of the Leahy-Smith Act are currently in force and some will not become effective until one year or 18 months after its enactment. These include provisions that affect the way patent applications are currently, or will be, prosecuted and the way patents are, or will be, challenged in the United States Patent and Trademark Office, and some of these provisions also affect patent litigation. The United States Patent and Trademark Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of relapsed Hodgkin lymphoma or specifically indicated for relapsed sALCL; however, Celgene’s Istodax and Allos Therapeutics’ Folotyn are both approved for relapsed or refractory PTCL and we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib and Millennium’s alistertib, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ two approved indications, including ASCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens, which represent competition for ADCETRIS.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Allos Therapeutics, Amgen, Aventis, Bayer, Biogen IDEC, Bristol-Myers Squibb, Celgene, Cephalon, Eisai, Genentech, GSK, Gilead, ImmunoGen, Merck, Millennium, Novartis, Pfizer, Pharmacyclics and Sanofi-Aventis are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including Bristol-Myers Squibb, ImmunoGen and Pfizer, have ADC technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive. Our competitors may, among other things:

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

We rely on information technology systems to keep financial records, maintain laboratory and corporate records, communicate with staff and external parties and operate other critical functions. If we were to experience a prolonged system disruption in the information technology systems, it could result in the delay of development of our product candidates or the coordination of our sales activities, which could adversely affect our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe.

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

Global credit and financial market conditions may negatively impact or impair the value of our current portfolio of cash equivalents and long-term investments and our ability to fund our planned operations.*

Our cash, cash equivalents and investments are held in a variety of instruments and subject to investment guidelines allowing for investments in United States government and agency securities, high-grade corporate bonds, taxable municipal bonds, mortgage-backed securities, commercial paper, bank checking accounts and money market accounts. As a result of the uncertain global credit and financial market conditions, investments in some financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the global credit and financial markets is a possibility, no assurance can be made that losses or other significant deterioration in the fair value of our cash equivalents or investments will not occur. If any such losses or other significant deteriorations occur, it may negatively impact or impair our current portfolio of cash equivalents and investments and our ability to fund our planned operations. Further, unless and until current global credit and financial market conditions have sufficiently improved, it may be difficult for us to generate a return on our investments or to liquidate our investments prior to their maturity without incurring a loss.

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value.

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the first quarter of 2012, our closing stock price fluctuated between $16.40 and $20.78 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our existing stockholders have significant control of our management and affairs.*

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 69.5 percent of our voting power as of May 2, 2012. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6.	Exhibits

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(5)	Form of Common Stock Warrant.

4.3(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1(6)	Seattle Genetics, Inc. 2012 Senior Executive Annual Bonus Plan.

10.2(6)	Severance and Release Agreement by and between Seattle Genetics, Inc. and Bruce J. Seeley effective February 23, 2012.

10.3(7)	Compensation Information for Executive Officers and Directors.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+(8)	XBRL Instance Document

101.SCH+(8)	XBRL Taxonomy Extension Schema Document.

101.CAL+(8)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+(8)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+(8)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+(8)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.
(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 7, 2008 (File No. 000-32405) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2011 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on August 12, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003 (File No. 333-50266) and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on February 23, 2012 (File No. 000-32405) and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011 (File No. 000-32405) and incorporated herein by reference.
(8)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/S/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: May 9, 2012

EXHIBIT INDEX

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(5)	Form of Common Stock Warrant.

4.3(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1(6)	Seattle Genetics, Inc. 2012 Senior Executive Annual Bonus Plan.

10.2(6)	Severance and Release Agreement by and between Seattle Genetics, Inc. and Bruce J. Seeley effective February 23, 2012.

10.3(7)	Compensation Information for Executive Officers and Directors.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+(8)	XBRL Instance Document

101.SCH+(8)	XBRL Taxonomy Extension Schema Document.

101.CAL+(8)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+(8)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+(8)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+(8)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.
(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 7, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2011 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on August 12, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003 (File No. 333-50266) and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on February 23, 2012 (File No. 000-32405) and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2011 (File No. 000-32405) and incorporated herein by reference.
(8)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.