Form 10-Q
period 2012-06-30
SEATTLE GENETICS INC /WA
filed 2012-08-08
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 2, 2012, there were 118,207,214 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$60,760	$87,634
Short-term investments	269,577	243,062
Interest receivable	879	641
Accounts receivable, net	31,553	54,955
Inventories	25,697	9,469
Prepaid expenses and other current assets	6,626	3,820

Total current assets	395,092	399,581
Property and equipment, net	19,339	19,652
Other non-current assets	5,598	5,983

Total assets	$420,029	$425,216

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$52,154	$53,048
Current portion of deferred revenue	32,490	38,092

Total current liabilities	84,644	91,140

Long-term liabilities
Deferred revenue, less current portion	111,735	110,013
Deferred rent and other long-term liabilities	5,133	5,214

Total long-term liabilities	116,868	115,227

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 117,961 shares issued and outstanding at June 30, 2012 and 116,023 shares issued and outstanding at December 31, 2011	118	116
Additional paid-in capital	861,970	832,713
Accumulated other comprehensive income (loss)	(37)	20
Accumulated deficit	(643,534)	(614,000)

Total stockholders’ equity	218,517	218,849

Total liabilities and stockholders’ equity	$420,029	$425,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues
Net product sales	$34,691	$0	$69,187	$0
Collaboration and license agreement revenues	12,894	13,054	26,643	25,225
Royalty revenues	1,238	0	1,238	0

Total revenues	48,823	13,054	97,068	25,225

Costs and expenses
Cost of sales	2,995	0	6,066	0
Cost of royalty revenues	502	0	502	0
Research and development	42,755	49,643	81,242	82,077
Selling, general and administrative	19,862	15,197	42,047	27,910

Total costs and expenses	66,114	64,840	129,857	109,987

Loss from operations	(17,291)	(51,786)	(32,789)	(84,762)
Investment and other income, net	55	280	3,255	582

Net loss	$(17,236)	$(51,506)	$(29,534)	$(84,180)

Net loss per share - basic and diluted	$(0.15)	$(0.45)	$(0.25)	$(0.76)

Shares used in computation of net loss per share - basic and diluted	117,252	113,996	116,800	111,270

Comprehensive loss:
Net loss	$(17,236)	$(51,506)	$(29,534)	$(84,180)
Other comprehensive loss - unrealized gain (loss) on securities available for sale	(2)	(40)	(57)	169

Comprehensive loss	$(17,238)	$(51,546)	$(29,591)	$(84,011)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2012	2011
Operating activities
Net loss	$(29,534)	$(84,180)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	11,637	8,530
Depreciation and amortization	3,023	1,771
Amortization of premiums, accretion of discounts and gain on investments	1,016	2,125
Deferred rent and other long-term liabilities	(81)	232
Changes in operating assets and liabilities
Interest receivable	(238)	(410)
Accounts receivable	23,402	8,268
Inventories	(16,228)	0
Prepaid expenses and other current assets	(2,806)	(2,117)
Accounts payable and accrued liabilities	(894)	8,053
Deferred revenue	(3,880)	12,904

Net cash used in operating activities	(14,583)	(44,824)

Investing activities
Purchases of securities available for sale	(255,263)	(323,619)
Proceeds from maturities of securities available for sale	221,851	250,910
Proceeds from sales of securities available-for-sale	5,825	0
Purchases of property and equipment	(2,326)	(1,585)
Purchases of other non-current assets	0	(203)

Net cash used in investing activities	(29,913)	(74,497)

Financing activities
Net proceeds from issuance of common stock	0	168,053
Proceeds from exercise of stock options and employee stock purchase plan	17,622	9,938

Net cash provided by financing activities	17,622	177,991

Net increase (decrease) in cash and cash equivalents	(26,874)	58,670
Cash and cash equivalents at beginning of period	87,634	21,127

Cash and cash equivalents at end of period	$60,760	$79,797

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

In August 2011, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of ADCETRIS®, or brentuximab vedotin, in two indications: (1) the treatment of patients with Hodgkin lymphoma after failure of autologous stem cell transplant, or ASCT, or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) the treatment of patients with systemic anaplastic large cell lymphoma, or sALCL, after failure of at least one prior multi-agent chemotherapy regimen. There are no data available demonstrating improvement in patient-reported outcomes or survival with ADCETRIS. In connection with the accelerated approval, the Company is required to conduct post-approval studies intended to confirm patient benefit. The Company is also investigating the use of ADCETRIS in other oncology indications.

Revenue recognition

The Company’s revenues are comprised of ADCETRIS net product sales, amounts earned under its collaboration and licensing agreements and royalties. Revenue recognition is predicated upon persuasive evidence of an agreement existing, delivery of products or services being rendered, amounts payable being fixed or determinable, and collectibility being reasonably assured.

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

Government-mandated rebates and chargebacks: The Company has entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to the Company by participating states. The Company estimated Medicaid rebates based on a third party study of the payer mix for ADCETRIS and information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure™. These estimates are compared to historical experience and adjusted as necessary. The Company has also completed an interim Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on their purchases of ADCETRIS. The Company has entered into a Pharmaceutical Pricing Agreement, or PPA, with the Secretary of Health and Human Services, which enables certain private entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to the Company for the difference between wholesale acquisition cost and the discounted price for healthcare providers entitled to FSS discounts and PHS pricing. As a result of the Company’s direct-ship distribution model, it can determine the entities purchasing ADCETRIS and this information enables the Company to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. The Company also reviews actual chargeback information to further refine these estimates.

Distribution fees, product returns and other deductions: The Company’s distributors charge a fee for distribution services that they perform on behalf of the Company. The Company is able to calculate the amount due for each distributor based on the amount of sales to each distributor. The Company allows for the return of product that is within 30 days of its expiration date or that is damaged. The Company estimated product returns based on historical industry information of return rates for other specialty pharmaceutical products. In addition, the Company considered its direct-ship distribution model, its belief that product is typically not held in the distribution channel, and the expected rapid use of the product by healthcare providers. The Company provides financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance amounts through its patient assistance program, SeaGen Secure. SeaGen Secure is available to patients in the U.S. and its territories who meet various financial need criteria. Estimated contributions for commercial coinsurance are deducted from gross sales. These contributions are based on an analysis of expected plan utilization and are adjusted as necessary to reflect our actual experience.

Collaboration and license agreement revenues

The Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period and has adopted ASU 2009-13 entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” Under this standard, payments received by the Company are recognized as revenue over the performance period of the collaboration. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for the Company’s current agreements. Following the completion of the performance obligation period, such amounts will be recognized as revenue when collectibility is reasonably assured. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company believes that the period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. The Company did not elect to adopt ASU 2010-17 entitled “Milestone Method of Revenue Recognition” which was available as a policy election beginning in the first quarter of 2011.

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

Regulatory milestones in the Company’s collaborations may include the following types of events:

•

Filing of regulatory applications for marketing approval such as a Biologics License Application in the United States or a Marketing Authorization Application in Europe. Generally, it takes up to twelve months to prepare and submit regulatory filings.

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

Royalty revenues and cost of royalty revenues

Royalty revenues reflect amounts earned under the ADCETRIS collaboration with Millennium. Royalties are based on a percentage of Millennium’s net sales in its territory at rates that range from the mid-teens to the mid-twenties based on sales volume. Cost of royalty revenues reflects amounts owed to the Company’s third party licensors related to the sale of ADCETRIS in Millennium’s territory. Millennium is responsible for paying such royalties on sales of ADCETRIS and is allowed to offset a portion of third party royalties from the royalty paid to the Company. These amounts are recognized in the quarter in which Millennium reports its sales activity to the Company, which is the quarter following the related sales.

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

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Warrants to purchase common stock	0	1,113	0	1,113
Options to purchase common stock and restricted stock units	13,399	12,490	13,720	12,643

Total	13,399	13,603	13,720	13,756

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

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2012
U.S. treasury securities	$259,935	$2	$(23)	$259,914
Corporate obligations	9,983	0	(16)	9,967

Total	$269,918	$2	$(39)	$269,881

Contractual Maturities
Due in one year or less	$269,918			$269,881

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2011
U.S. treasury securities	$228,001	$24	$(3)	$228,022
Corporate obligations	9,565	0	(1)	9,564
Auction rate securities	5,780	0	0	5,780

Total	$243,346	$24	$(4)	$243,366

Contractual Maturities
Due in one year or less	$237,566			$237,586
Due in 2017	5,780			5,780

Total	$243,346			$243,366

Investments are presented in the accompanying consolidated balance sheets as follows (in thousands):

	June 30, 2012	December 31, 2011
Short-term investments	$269,577	$243,062
Other non-current assets	304	304

Total	$269,881	$243,366

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
As of June 30, 2012
U.S. treasury securities	$214,898	$(23)	$	NA	$	NA
Corporate obligations	9,967	(16)		NA		NA

Total	$224,865	$(39)	$	NA	$	NA

As of December 31, 2011
U.S. treasury securities	$80,234	$(3)	$	NA	$	NA
Corporate obligations	4,571	(1)		NA		NA

Total	$84,805	$(4)	$	NA	$	NA

4. Fair Value

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury securities. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, consisted of high-grade corporate obligations. Level 3 investments consisted of auction rate securities at December 31, 2011 that were sold in March 2012. The Company did not hold any level 3 investments as of June 30, 2012 and did not transfer any investments into or out of Levels 1, 2 and 3 during the six month period ended June 30, 2012.

The following table presents the Company’s financial assets by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of June 30, 2012
Short-term investments:
U.S. Treasury securities	$259,610	$0	$0	$259,610
Corporate obligations	0	9,967	0	9,967
Other non-current assets - U.S. Treasury securities	304	0	0	304

Total	$259,914	$9,967	$0	$269,881

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2011
Cash equivalents - money market funds	$66	$0	$0	$66
Short-term investments:
U.S. Treasury securities	227,718	0	0	227,718
Corporate obligations	0	9,564	0	9,564
Auction rate securities	0	0	5,780	5,780
Other non-current assets - U.S. Treasury securities	304	0	0	304

Total	$228,088	$9,564	$5,780	$243,432

The following table contains a roll-forward of the fair value of the Company’s auction rate securities where fair value was determined using Level 3 inputs (in thousands):

Fair Value
Balance as of December 31, 2011	$5,780
Sale of auction rate securities	(5,825)
Realized gain on auction rate securities	45

Balance as of June 30, 2012	$0

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$23,782	$9,275
Work in process	1,475	173
Finished goods	440	21

Total	$25,697	$9,469

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

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for cancer. In August 2011, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of ADCETRIS®, or brentuximab vedotin, in two indications: (1) the treatment of patients with Hodgkin lymphoma after failure of autologous stem cell transplant, or ASCT, or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) the treatment of patients with systemic anaplastic large cell lymphoma, or sALCL, after failure of at least one prior multi-agent chemotherapy regimen. There are no data available demonstrating improvement in patient-reported outcomes or survival with ADCETRIS.

ADCETRIS is an antibody-drug conjugate, or ADC, comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a microtubule disrupting agent, monomethyl auristatin E (MMAE), utilizing our proprietary technology. We have a broad development strategy for ADCETRIS evaluating its potential application in earlier lines of therapy for patients with Hodgkin lymphoma and mature T-cell lymphoma, or MTCL, and in other CD30-positive malignancies. In addition, we have three clinical-stage ADC programs, which consist of SGN-75, ASG-5ME, and ASG-22ME, as well as several preclinical product candidates, including SGN-CD19A.

In December 2009, we entered into a collaboration agreement with Millennium: The Takeda Oncology Company, or Millennium, to develop and commercialize ADCETRIS. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the United States and its territories and in Canada, and Millennium has commercial rights in the rest of the world. We are in the process of seeking regulatory approval to market ADCETRIS in Canada for relapsed Hodgkin lymphoma and sALCL and we anticipate a review decision by Health Canada in early 2013. In June 2011, Millennium’s Marketing Authorization Application, or MAA, seeking regulatory approval to market ADCETRIS for the treatment of relapsed Hodgkin lymphoma and relapsed ALCL in the European Union was accepted by the European Medicines Agency, or EMA, which is currently reviewing the application. In July 2012, Millennium received a positive recommendation from the EMA’s Committee for Medicinal Products for Human Use, or CHMP, for the conditional marketing authorization of ADCETRIS for two indications: (1) the treatment of adult patients with relapsed or refractory CD30-positive Hodgkin lymphoma following ASCT or following at least two prior therapies when ASCT or multi-agent chemotherapy is not a treatment option, and (2) for the treatment of adult patients with relapsed or refractory sALCL. The European Commission, which has the authority to approve medicines for use in the European Union, generally follows the recommendations of the CHMP and typically renders a final decision within three months of the CHMP opinion. If the CHMP recommendation is formally adopted by the European Commission, ADCETRIS would be approved for marketing in all 27 member states of the European Union. Even if the European Commission provides conditional marketing authorization of ADCETRIS for the two indications, Millennium would be subject to post-marketing compliance requirements, including providing confirmatory evidence of clinical benefit by completing additional studies on a post-approval basis. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including Abbott Biotechnology Ltd., or Abbott; Bayer Pharmaceuticals Corporation, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Millennium, Pfizer, Inc., or Pfizer, and PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys, Genmab A/S, or Genmab, and Oxford BioTherapeutics Ltd., or OBT.

We began commercializing ADCETRIS in August 2011 and the commercial potential of ADCETRIS and our ability to realize that potential remains uncertain. Our success in commercializing ADCETRIS will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. The FDA granted accelerated approval of ADCETRIS which means that we are, among other things, obligated to conduct specific post-approval clinical studies to confirm patient benefit as a condition of that approval. In addition, we intend to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and sALCL and in other CD30-positive malignancies. In order to do this, we will be required to conduct additional extensive clinical studies and, if these studies are successful, we intend to seek additional regulatory approvals. We and Millennium recently initiated a phase III clinical trial of ADCETRIS in relapsed cutaneous T-cell lymphoma, or CTCL. In addition, we and Millennium plan to conduct two other phase III clinical trials of ADCETRIS, including a trial in front-line advanced stage Hodgkin lymphoma, and a trial in front-line MTCL, including sALCL, both of which are planned to start by late 2012 or early 2013. The FDA has agreed to two special protocol assessments, or SPAs, one for the ongoing CTCL trial and another for the planned Hodgkin lymphoma clinical trial. We have formed a collaboration with Ventana Medical Systems, Inc., a member of the Roche Group, or Ventana, under which Ventana will develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. A molecular companion diagnostic is not required for the current FDA-approved indications for ADCETRIS; however, we expect that a molecular companion diagnostic may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies. All of these activities will require substantial amounts of capital and may not ultimately prove successful. Further, our other product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Accordingly, over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization and continued development of ADCETRIS. We will also continue to invest in research, development and manufacturing of our other product candidates. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS and the research, continued development and manufacturing of our other product candidates may require us to raise substantial amounts of additional capital and our operating expenses will fluctuate as a result of such activities. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards potential commercialization.

Although we have begun to recognize revenue from ADCETRIS product sales in the United States, we are early in the product launch and our future ADCETRIS product sales will be difficult to predict from period to period. Our product sales revenue may vary significantly from period to period. However, we continue to anticipate that ADCETRIS net product sales will be in the range of $140 million to $150 million in 2012. We also expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues and cash flows and we continue to expect that revenues from collaboration and license agreements in 2012 will be in the range of $55 million to $65 million. These revenues will be impacted by future development funding and the achievement of development and clinical milestones by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Millennium, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

Our revenues are generated from a combination of ADCETRIS sales, which we began in the United States during August 2011, collaboration and license agreements and royalties. Collaboration revenues reflect the earned amount of upfront technology access fees, milestone payments, reimbursement for support and materials supplied to our collaborators, and development cost-sharing under our product collaborations. Under our ADCETRIS collaboration with Millennium, we are entitled to receive royalties based on a percentage of Millennium’s net sales in its territories ranging from the mid-teens to the mid-twenties based on sales volume. For the six months ended June 30, 2012, total revenues increased to $97.1 million, compared to $25.2 million for the same period in 2011. This increase primarily reflects our product sales of ADCETRIS during the 2012 period. For the six months ended June 30, 2012, total costs and expenses increased 18% to $129.9 million, compared to $110.0 million for the same period in 2011. This reflects increases in sales and marketing expenses, research and clinical development activities to explore additional potential applications of ADCETRIS and development costs associated with advancing our ADC product candidates as well as cost of sales for the 2012 period. As of June 30, 2012, we had $330.3 million in cash, cash equivalents and short-term investments, and $218.5 million in total stockholders’ equity.

Results of operations

Three months and six months ended June 30, 2012 and 2011

Net product sales

Net product sales were $34.7 million and $69.2 million for the three and six months ended June 30, 2012, respectively. We began selling ADCETRIS in the United States in August 2011.

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

Government-mandated rebates and chargebacks: We have entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to us by participating states. We estimated Medicaid rebates based on a third party study of the payer mix for ADCETRIS and information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure, our patient assistance program. We compare these estimates to our historical experience and adjust as necessary. We also completed an interim Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on their purchases of ADCETRIS. We have entered into a Pharmaceutical Pricing Agreement, or PPA, with the Secretary of Health and Human Services which enables certain private entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to us for the difference between wholesale acquisition cost and the discounted price for healthcare providers entitled to FSS discounts or PHS pricing. As a result of our direct-ship distribution model, we can identify the entities purchasing ADCETRIS and this information enables us to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. We also review actual chargeback information to further refine these estimates.

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

The following table summarizes the reductions from gross sales for the items discussed above, net of related payments and credits, for the six month period ended June 30, 2012 (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2011	$895	$1,036	$1,931
Provision related to current period sales	7,335	2,050	9,385
Adjustment for prior period sales	(240)	0	(240)
Payments/credits for current period sales	(3,652)	(1,011)	(4,663)
Payments/credits for prior period sales	(102)	(689)	(791)

Balance as of June 30, 2012	$4,236	$1,386	$5,622

Deductions from gross sales increased in 2012 compared to 2011 as a result of the timing of government discount programs becoming effective. We expect modest fluctuations in future gross to net discounts as a result of variability in product use and eligibility for government mandated discounts.

Collaboration and license agreement revenues

We use a time-based proportional performance model to recognize revenue over our performance obligation period and have adopted ASU 2009-13 entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” Under this standard, payments received by us are recognized as revenue over the performance period of the collaboration. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under our collaboration and license agreements have not qualified as separate units of accounting. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for our current agreements. Following the completion of the performance obligation period, such amounts received or due will be recognized as revenue when collectibility is reasonably assured. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. We believe that the period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. We did not elect to adopt ASU 2010-17 entitled “Milestone Method of Revenue Recognition” which was available as a policy election beginning in the first quarter of 2011.

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

Regulatory milestones in our collaborations may include the following types of events:

•

Filing of regulatory applications for marketing approval such as a Biologics License Application in the United States or a Marketing Authorization Application in Europe. Generally, it takes up to twelve months to prepare and submit regulatory filings.

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

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended June 30,				Six months ended June 30,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2012	2011	% Change		2012	2011	% Change
Millennium	$7,214	$7,335	(2%	)	$13,593	$14,562	(7%	)
Agensys	737	503	47%		3,358	1,005	234%
Abbott	1,264	1,031	23%		2,601	1,031	152%
Pfizer	1,128	1,000	13%		2,253	2,000	13%
Genentech	1,357	1,462	(7%	)	2,219	2,881	(23%	)
Other	1,194	1,723	(31%	)	2,619	3,746	(30%	)

Total	$12,894	$13,054	(1%	)	$26,643	$25,225	6%

Millennium ADCETRIS and ADC collaborations

Revenues earned under our ADCETRIS and ADC collaborations with Millennium represented 56% of our collaboration and license agreement revenues during both the three months ended June 30, 2012 and 2011, and 51% and 58% during the six months ended June 30, 2012 and 2011, respectively. The decrease in revenues from Millennium during the six months ended June 30, 2012 from the comparable period in 2011 primarily reflects lower revenue from our ADC collaboration during the 2012 period. The 2011 revenues include an exclusive license fee earned in the first quarter of 2011. Millennium revenues for the three months ended June 30, 2012 were comparable to the same period in 2011.

Under the ADCETRIS collaboration, we are entitled to receive progress- and sales-dependent milestone payments based on Millennium’s achievement of certain events related to ADCETRIS, including potential approval of ADCETRIS by the European Commission for which Millennium is responsible. We are also entitled to tiered royalties at percentages starting in the mid-teens and escalating to the mid-twenties based on net sales of ADCETRIS within Millennium’s licensed territories, subject to offsets for third party royalties paid by Millennium. Total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $230 million, of which up to approximately $7 million relate to the achievement of development milestones, up to approximately $158 million relate to the achievement of regulatory milestones and up to approximately $65 million relate to the achievement of commercial milestones. To date, we have received a $5 million milestone payment as a result of the acceptance of Millennium’s MAA by the European Commission. In July 2012, Millennium received a positive recommendation from the EMA’s CHMP for the conditional marketing authorization of ADCETRIS for two indications. The European Commission, which has the authority to approve medicines for use in the European Union, generally follows the recommendations of the CHMP and typically renders a final decision within three months of the CHMP opinion. If the CHMP recommendation is formally adopted by the European Commission, ADCETRIS would be approved for marketing in all 27 member states of the European Union and we will be entitled to a $25 million milestone payment from Millennium. We recognize as collaboration revenue the $60 million upfront collaboration payment, milestone payments and development cost reimbursement payments to us over the ten-year development period of the collaboration. We receive reimbursement funding from Millennium equal to one-half of the cost of joint development activities that are performed by us under the collaboration. To the extent that Millennium performs development activities under the collaboration, our development cost reimbursement payments from Millennium are reduced by half of those costs.

Collaboration and Co-Development Agreement with Agensys

Under this collaboration and co-development agreement, Agensys is conducting preclinical studies aimed at identifying ADC product candidates for multiple designated antigens. We are currently co-developing ASG-5ME and ASG-22ME, and we have the right to exercise a co-development option for one additional ADC product candidate upon Agensys’ submission of an investigational new drug application, or IND, to the FDA. Agensys has the right to develop and commercialize the other ADC product candidates on its own, subject to paying us fees, milestones, royalties and support fees for research and development services and material provided under the agreement. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. Amounts received for product candidates being developed solely by Agensys will be recognized as revenue over the development term of the collaboration agreement using a time-based approach. Revenues attributable to the Agensys agreement increased during both the three and six months ended June 30, 2012 from the comparable period in 2011 due to a payment made to us in 2012 to exercise an exclusive license for an ADC product candidate.

ADC collaboration agreements

We have active collaborations with nine additional companies to allow them to use our proprietary ADC technology. Under our ADC collaborations, which we enter into in the ordinary course of business, we receive or are entitled to receive upfront cash payments, progress-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. As of June 30, 2012, our ADC collaborations had generated over $170 million, primarily in the form of upfront payments. Total milestone payments to us under our current ADC collaborations could approximate up to $3.2 billion if all potential product candidates achieved all of the milestone events under all of our current ADC collaborations. Of this amount, approximately $0.7 billion relates to the achievement of development milestones, approximately $1.5 billion relates to the achievement of regulatory milestones and approximately $1.0 billion relates to the achievement of commercial milestones. Our ADC collaborators are responsible for development, manufacturing and commercialization of any ADC product candidates that result from the collaborations and are solely responsible for the achievement of any of the potential milestones under these collaborations. Since we do not control the research, development or commercialization of any products generated by our ADC collaborators, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our ADC collaborators. In addition, our current ADC collaborations are at early stages of development. We have not received and do not expect to receive material milestone payments from any of our current ADC collaborators unless and until a product that incorporates our ADC technology enters late-stage clinical development and/or receives marketing approval from the FDA, if at all. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in an ADC collaborator’s business strategy and financial difficulties or other factors could result in an ADC collaborator abandoning or delaying development of its ADC product candidates. As such, the milestone payments associated with our ADC collaborations involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments provided for under our ADC collaborations and it is possible that we may never receive any significant milestone payments under our ADC collaborations.

Genentech revenues decreased 7% to $1.4 million during the three month period ended June 30, 2012 and 23% to $2.2 during the six months ended June 30, 2012 from the comparable period in 2011 as a result of a decrease in milestone payments made to us in 2012 compared to the 2011 periods.

Abbott revenues for the three and six month periods ended June 30, 2012 reflect the earned portion of an $8.0 million upfront payment, a milestone payment made in late 2011 and reimbursable support we provided to Abbott under our ADC collaboration agreement that we entered into in March 2011.

Pfizer revenues increased 13% during both the three and six months ended June 30, 2012, from the comparable period in 2011 as a result of revenue recognition attributable to a milestone payment made to us in late 2011.

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

Royalty Revenues and Cost of Royalty Revenues

We are entitled to receive a royalty on sales of ADCETRIS by Millennium in its territory, which is worldwide outside of the U.S. and its territories and Canada. Royalties payable to us are based on a percentage of Millennium’s net sales in its territories at rates that range from the mid-teens to the mid-twenties, based on Millennium’s sales volume. Royalty revenues also include the portion of royalties owed to our third party licensors on Millennium’s sales of ADCETRIS, which is paid by Millennium. We recognize royalties as revenue when Millennium reports its sales activity to us, which is the quarter following the related sales. Royalty revenues recognized in 2012 relate to ADCETRIS sales by Millennium under its international named patient program. In July 2012, Millennium received a positive recommendation from the EMA’s CHMP for the conditional marketing authorization of ADCETRIS. If the CHMP recommendation is formally adopted by the European Commission, ADCETRIS would be approved for marketing in all 27 member states of the European Union. Cost of royalty revenues reflects amounts owed to our third party licensors related to Millennium’s sale of ADCETRIS in its territory. Millennium is responsible for paying such royalties on sales of ADCETRIS and is allowed to offset a portion of third party royalties from the royalty paid to us. We expect that royalty revenues and cost of royalty revenues will increase if the European Commission approves the MAA and Millennium commences commercial sales of ADCETRIS in the European Union.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third party royalty costs, amortization of technology license costs and distribution and other costs. We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval by the FDA in its two approved indications in August 2011. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we tracked the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval is not reasonably determinable. Most of the product produced prior to FDA approval is expected to be available for us to use commercially. We expect that our cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is consumed. This cost benefit is expected to occur for at least the next year; however, the time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ADCETRIS sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities and the ability to utilize inventory prior to its expiration date. We expect, as this reduced-cost inventory is used, the percentage of total costs of sales for sales of ADCETRIS will increase into the teens.

Research and development

Our research and development expenses are summarized as follows:

	Three months ended June 30,			Six months ended June 30,
Research and development ($ in thousands)	2012	2011	% Change	2012	2011	% Change
Research	$3,723	$8,342	(55%)	$7,448	$11,829	(37%)
Development and contract manufacturing	13,120	22,334	(41%)	27,261	33,126	(18%)
Clinical	23,290	16,818	38%	41,107	32,681	26%
Share-based compensation expense	2,622	2,149	22%	5,426	4,441	22%

Total research and development expenses	$42,755	$49,643	(14%)	$81,242	$82,077	(1%)

Research expenses decreased 55% to $3.7 million in the second quarter and 37% to $7.4 million for the six month period ended June 30, 2012 from the comparable periods in 2011. These decreases were primarily due to lower technology access fees incurred in the 2012 periods.

Development and contract manufacturing expenses decreased 41% to $13.1 million in the second quarter and 18% to $27.3 million for the six month period ended June 30, 2012 from the comparable periods in 2011. The decreases resulted primarily from lower ADCETRIS manufacturing costs which were expensed to research and development expense in the 2011 periods and capitalized as inventory in 2012.

Clinical expenses increased 38% to $23.3 million in the second quarter and 26% to $41.1 million for the six month period ended June 30, 2012 from the comparable periods in 2011. These increases reflect costs to develop a companion diagnostic test for identifying CD-30 positive diseases that might respond to treatment with ADCETRIS, expansion of our ADCETRIS clinical program and higher compensation costs due to an increase in our staffing levels.

Share-based compensation expense increased during the both the three and six month periods ended June 30, 2012 from the comparable periods in 2011 due to a higher average value per optioned share for our more recent grants primarily attributable to an increase in our stock price.

The following table shows expenses incurred for research, contract manufacturing of our pre-commercial product candidates and clinical and regulatory services provided by third parties as well as payments for in-licensed technology for ADCETRIS and each of our product candidates. The table also presents other costs and overhead consisting of personnel, facilities and other indirect costs that are not directly charged to these development programs as well as costs of our earlier-stage development programs:

	Three months ended June 30,		Six months ended June 30,		Five years ended June 30, 2012
Development program ($ in thousands)	2012	2011	2012	2011
ADCETRIS (Brentuximab vedotin)	$12,643	$20,617	$20,353	$29,506	$177,154
ASG-22ME	2,082	4,000	4,278	4,000	10,717
SGN-CD19A	428	1,012	2,989	2,065	14,269
SGN-75	305	803	384	1,644	12,623
ASG-5ME	207	648	356	1,040	10,908

	15,665	27,080	28,360	38,255	225,671
Other costs and overhead	24,468	20,414	47,456	39,381	393,344
Share-based compensation expense	2,622	2,149	5,426	4,441	39,960

Total research and development	$42,755	$49,643	$81,242	$82,077	$658,975

Third-party costs for ADCETRIS decreased during both the three and six months ended June 30, 2012 from the comparable periods in 2011, primarily as a result of manufacturing costs which were expensed to research and development in the 2011 periods and capitalized as inventory in 2012. We began capitalizing ADCETRIS production costs as inventory following accelerated approval of ADCETRIS by the FDA in August 2011. However, ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for commercial use. These decreases were partially offset by increased clinical trial expenses resulting from our expanded clinical trials program for ADCETRIS.

In June 2011, we exercised an option under our agreement with Agensys to co-develop ASG-22ME. In addition to the payment of an option fee, we now co-fund fifty percent of the development costs of this program. ASG-22ME costs in 2012 reflect our share of development costs incurred during the period.

Third party costs for SGN-CD19A decreased during the three months ended June 30, 2012 and increased during the six months ended June 30, 2012 from the comparable periods in 2011. These changes reflect the timing of contract manufacturing and other activities in preparation for a planned IND filing in 2012 and potential clinical trials.

Third party costs for SGN-75 decreased during both the three and six months ended June 30, 2012 compared to the comparable periods in 2011 primarily as a result of higher manufacturing and clinical trial costs in the 2011 periods.

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

Selling, general and administrative

	Three months ended June 30,			Six months ended June 30,
Selling, general and administrative ($ in thousands)	2012	2011	% Change	2012	2011	% Change
Selling, general and administrative, excluding share-based compensation expense	$16,948	$13,084	30%	$35,836	$23,821	50%

Share-based compensation expense	2,914	2,113	38%	6,211	4,089	52%

Total selling, general and administrative expenses	$19,862	$15,197	31%	$42,047	$27,910	51%

Selling, general and administrative expenses, excluding share-based compensation expense, increased during both the three and six months ended June 30, 2012 from the comparable periods in 2011. These increases resulted primarily from increased staffing levels and outside agency services related to the commercialization of ADCETRIS, including the establishment of our U.S. sales force. Share-based compensation expense increased during both the three and six months ended June 30, 2012 from the comparable periods in 2011 due to a higher average value per optioned share for our more recent grants primarily attributable to an increase in our stock price.

Investment and other income, net

Investment and other income, net decreased to $0.1 million in the second quarter and increased to $3.3 million for the six months ended June 30, 2012 from the comparable periods in 2011. The increase for the six months ended June 30, 2012 primarily reflects a recovery from a former investment advisor in settlement of claims against the advisor concerning our previous holdings in auction rate securities.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	June 30, 2012	December 31, 2011
Cash, cash equivalents and investments	$330,337	$330,696
Working capital	310,448	308,441
Stockholders’ equity	218,517	218,849

	Six months ended June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$(14,583)	$(44,824)
Investing activities	(29,913)	(74,497)
Financing activities	17,622	177,991

We have financed the majority of our operations through the issuance of equity securities and by amounts received pursuant to our sales of ADCETRIS, product collaborations and our ADC collaborations. To a lesser degree, we have also financed our operations through interest earned on cash, cash equivalents and investment securities. These financing sources have historically allowed us to maintain adequate levels of cash and investments.

Our combined cash, cash equivalents and investment securities decreased to $330.3 million at June 30, 2012, compared to $330.7 million at December 31, 2011, and our working capital was $310.4 million at June 30, 2012, compared to $308.4 million at December 31, 2011. During the first six months of 2012, we used $14.6 million of cash in our operating activities compared to $44.8 million used during the first six months of 2011. The decrease in cash used in operating activities during the six months ended June 30, 2012 primarily reflects our reduced net operating loss and collections of accounts receivable from the sale of ADCETRIS in the 2012 period. The changes in investing and financing activities primarily resulted from a public offering of our common stock completed in the first quarter of 2011 and the investment of the net proceeds.

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

Our investment portfolio is structured to provide for access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of June 30, 2012, we had $330.3 million held in cash reserves or debt securities scheduled to mature within the next twelve months.

At our currently planned spending rate we believe that our financial resources, together with product revenue from sales of ADCETRIS and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months. Changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses, including in connection with required post-approval studies and additional studies to potentially expand the use of ADCETRIS, and increases in our sales and marketing expenses in connection with the commercialization of ADCETRIS. Additionally, we may not receive the payments that we currently expect under our existing collaboration agreements, including the ADCETRIS collaboration agreement with Millennium, which may shorten the timeframe through which we are able to fund operations. Further, in the event of a termination of the ADCETRIS collaboration agreement with Millennium, we would not receive development cost sharing payments, nor would we receive milestone payments or royalties for the development or sales of ADCETRIS in Millennium’s territories. Any of these factors may lead to a need for us to raise additional capital.

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

Commitments

The following table reflects our future minimum contractual commitments as of June 30, 2012 (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Operating leases	$26,035	$1,995	$4,071	$4,208	$4,348	$4,495	$6,918
Manufacturing, license & collaboration agreements	171,422	58,361	15,246	18,330	12,369	11,826	55,290

Total	$197,457	$60,356	$19,317	$22,538	$16,717	$16,321	$62,208

We have entered into leases for our office and laboratory facilities expiring in 2018 that contain rate escalations and options for us to extend the leases. Operating lease obligations in the table above do not assume the exercise by us of any termination or extension options.

A substantial portion of the minimum payments under manufacturing, license and collaboration agreements represents contractual obligations related to manufacturing our product candidates for use in our clinical trials and for commercial operations in the case of ADCETRIS. Some of our manufacturing, license and collaboration agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones. Some of our licensing agreements obligate us to pay royalties on net sales of products utilizing licensed technology. Such royalties are dependent on future product sales and are not provided for in the table above as they are not estimable. The above table also excludes up to approximately $15.9 million in potential future milestone payments to third parties under license and collaboration agreements for ADCETRIS and our other current development programs, which generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. Milestone payments under these agreements through June 30, 2012 have totaled $9.1 million. These contingent payments have not been included in the above table and will not be included until the event triggering such payment or obligation has occurred.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates during the six months ended June 30, 2012 has not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We currently have holdings in U.S. government securities and corporate securities. Our investment securities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Short-term investments	$269,577	$243,062
Other non-current assets	304	304

Total	$269,881	$243,366

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.7 million in the fair value of our investments as of June 30, 2012. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.1 million over the next twelve months based on our investment balance at June 30, 2012.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. We have conducted some transactions in foreign currencies during the six months ended June 30, 2012, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro and British Pound. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our near-term prospects are substantially dependent on ADCETRIS. If we and/or Millennium are unable to successfully commercialize ADCETRIS for the treatment of patients in its approved indications, our ability to generate significant revenue or achieve profitability will be adversely affected.*

In August 2011, we obtained accelerated approval from the United States Food and Drug Administration, or FDA, for ADCETRIS™ (brentuximab vedotin) for two indications: (1) the treatment of patients with Hodgkin lymphoma after failure of autologous stem cell transplant, or ASCT, or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) the treatment of patients with systemic anaplastic large cell lymphoma, or sALCL, after failure of at least one prior multi-agent chemotherapy regimen. There are no data available demonstrating improvement in patient-reported outcomes or survival with ADCETRIS. ADCETRIS is our only product approved for marketing by the FDA and our ability to generate revenue from product sales and achieve profitability is substantially dependent on our ability to successfully commercialize ADCETRIS for the treatment of patients in its two approved indications. We may not be able to successfully commercialize ADCETRIS for a number of reasons, including:

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

In December 2009, we entered into an agreement with Millennium to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Millennium has commercial rights in the rest of the world. The success of this collaboration and the activities of Millennium will significantly impact the potential commercialization of ADCETRIS in countries other than the United States and in Canada, and although Millennium has submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, seeking approval to market ADCETRIS in the European Union, ADCETRIS has not to date been approved for marketing in any jurisdiction other than the United States. Although Millennium received a positive recommendation from the EMA’s Committee for Medicinal Products for Human Use, or CHMP, for the conditional marketing authorization of ADCETRIS for two indications, we cannot predict with certainty when, or whether, and under what conditions regulatory approval will be received or, if approval is granted in the European Union, the commercial success of ADCETRIS in the European Union. In this regard, we cannot control the amount and timing of resources that Millennium dedicates to the commercialization of ADCETRIS, or to its marketing and distribution, and our ability to generate revenues from ADCETRIS product sales by Millennium depends on Millennium’s ability to achieve market acceptance of, and to otherwise effectively market, ADCETRIS for its approved indications in its territory.

We are also planning to develop ADCETRIS for use as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and mature T-cell lymphoma, or MTCL, and in a range of CD30-positive hematologic malignancies and solid tumor indications, but there can be no assurance that we and/or Millennium will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications or to market ADCETRIS at all in any other jurisdictions. We and Millennium also recently announced that we formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana will develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies in a timely manner or at all. Even if we and Millennium receive the required regulatory approvals to market ADCETRIS for any additional indications or in any other jurisdictions, we and Millennium may not be able to successfully commercialize ADCETRIS, including for the reasons set forth above.

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

ADCETRIS was approved for treating patients in two indications under the FDA’s accelerated approval regulations, which allows the FDA to approve products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. Under these provisions, we are subject to certain post-approval requirements pursuant to which we have agreed to conduct additional confirmatory phase III trials to verify and describe the clinical benefit of ADCETRIS in its two approved indications. Our failure to conduct these required post-approval studies, or to confirm a clinical benefit during these post-approval studies, could result in the FDA withdrawing approval of ADCETRIS, which would seriously harm our business. In addition, we are subject to extensive ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA. There may also be additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize ADCETRIS in the United States or potentially other jurisdictions. Similarly, if the European Commission provides conditional marketing authorization of ADCETRIS for the two indications, Millennium would be subject to post-marketing compliance requirements, including providing confirmatory evidence of clinical benefit by completing additional studies on a post-approval basis.

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

Healthcare providers and third-party payers use coding systems to identify diagnoses, procedures, services, drugs, pharmaceutical devices, equipment and other health-related items and services. Proper coding is an integral component to receiving appropriate reimbursement for the administration of ADCETRIS and related services. The majority of payers use nationally recognized code sets to report medical conditions, services and drugs. Although we are in the process of applying for permanent reimbursement codes for ADCETRIS, healthcare providers prescribing ADCETRIS will initially be required to submit claims for reimbursement using temporary miscellaneous codes, which may result in payment delays or incorrect payment levels. We cannot predict whether our customers will receive adequate reimbursement for ADCETRIS.

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

Our ability to commercialize any of our product candidates depends on first receiving required regulatory approvals, and it is possible that we may never receive regulatory approval for any of our product candidates. Even if a product candidate receives regulatory approval, the resulting product may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Even though ADCETRIS has received required regulatory approval in the United States, commercial success for ADCETRIS outside of the United States and Canada will depend on Millennium’s commercialization efforts, which we cannot control. The degree of commercial success of any of our product candidates that may be approved for commercial sale will depend on a number of factors, including:

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates or to market and sell ADCETRIS for additional indications, we must demonstrate, through extensive preclinical studies and clinical trials, that the product or product candidate is safe and effective in humans. Ongoing and future clinical trials of our product candidates may not show sufficient safety or efficacy to obtain requisite regulatory approvals. Moreover, we still only have limited data from our phase I trials of SGN-75, ASG-5ME and ASG-22ME. Phase I and phase II clinical trials generally are not designed to test the efficacy of a product candidate but rather are designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the product candidate’s side effects at various doses and dosing schedules. Furthermore, success in preclinical and early clinical trials does not ensure that later large-scale trials will be successful nor does it predict final results. Acceptable results in early trials may not be repeated in later trials. The pivotal trials of ADCETRIS required the enrollment of approximately 160 patients, and we believe that any clinical trial designed to test the efficacy of SGN-75, ASG-5ME, ASG-22ME, or our future product candidates, whether phase II or phase III, will likely involve a larger number of patients to achieve statistical significance, will be expensive and will take a substantial amount of time to complete. As a result, we may conduct lengthy and expensive clinical trials of our product candidates, including ADCETRIS for additional indications, only to learn that the product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate.

If we or our collaborators are not able to obtain or maintain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates.*

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and sALCL and in other CD30-positive malignancies, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Millennium may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. In addition, although Millennium received a positive recommendation from the EMA’s CHMP for the conditional marketing authorization of ADCETRIS for two indications, we cannot predict with certainty when, or whether, and under what conditions Millennium will receive regulatory approval of ADCETRIS in the European Union. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our other product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. Regulatory agencies also may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies or risk evaluation and mitigation strategies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates, including with respect to the potential commercialization of ADCETRIS in additional indications.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards, or IRBs, for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors, our current product candidates, including ADCETRIS for additional indications, or any of our other future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain regulatory approval, which could delay or eliminate any potential product revenue from such product candidates.

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

The United States Supreme Court heard a constitutional challenge to the PPACA and in June 2012 held that the PPACA is constitutional. However, states are allowed to opt out of the expansion of eligibility criteria for Medicaid under the PPACA. We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, which may harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, even if ADCETRIS is approved in the European Union, European government austerity measures or further healthcare reform measures in the European Union could adversely affect demand and pricing for ADCETRIS, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Millennium in the European Union.

We also cannot be certain that ADCETRIS any other products that may result from our product candidates will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for such products, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If ADCETRIS or other products that may result from our product candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe it to their patients, thereby diminishing the potential market for such products. If ADCETRIS is approved in the European Union, Millennium will face similar pricing and reimbursement restrictions.

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

We do not currently have the internal ability to manufacture the drug products that we sell or need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply such drug products. For the monoclonal antibody used in ADCETRIS, we have contracted with Abbott Laboratories for clinical and commercial supply. For ADCETRIS and other ADCs, several contract manufacturers, including SAFC, supply us with drug-linker and other contract manufacturers, including Piramal, perform conjugation of the drug-linker to the antibody. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including shipping and storage of ADCETRIS and our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of ADCETRIS and our product candidates for use in our clinical trials and for commercial sale. If our contract manufacturers or other third parties fail to deliver ADCETRIS or our product candidates for clinical use or sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or otherwise discontinue development, production and sale of ADCETRIS or our product candidates. In addition, we depend on outside vendors for the supply of raw materials used to produce ADCETRIS and our product candidates. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have ADCETRIS and our product candidates manufactured to meet commercial and clinical requirements would be adversely affected.

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

We may need to raise significant amounts of additional capital that may not be available to us. *

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities, as well as commercialize ADCETRIS, conduct required post-approval, and other clinical studies of ADCETRIS, and position our other product candidates for potential regulatory approval and commercial sale. Although some of these expenditures related to ADCETRIS are expected to be shared with Millennium, and we expect to offset some of these costs with sales proceeds of ADCETRIS, we may need to raise significant amounts of additional capital. In addition, we may require significant additional capital in order to acquire additional technologies, products or companies. We may seek additional funding through public or private financings, including equity financings, and through other means, such as collaborations and license agreements. However, the global credit and financial markets continue to experience uncertainty, including with respect to the continued deterioration in the creditworthiness of Eurozone countries, which, along with current economic conditions, may make it more difficult for us to raise equity and debt financing when we need it. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If adequate funds are not available to us when we need them, we will be required to delay, reduce the scope of or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

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

•

the timing, receipt and amount of milestone-based payments or other revenue from our collaborations or license arrangements, including royalty revenue generated from commercial sales of ADCETRIS by Millennium;

•	the cost of establishing and maintaining clinical and commercial supplies of ADCETRIS, our product candidates and any future products that we and/or our collaborators may develop;

•	progress with clinical trials;

•	the costs associated with acquisitions or licenses of additional technologies, products, or companies, including licenses we may need to commercialize our products;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the potential costs associated with state and federal taxes;

•	the timing and cost of milestone payment obligations as our product candidates progress towards commercialization; and

•	competing technological and market developments.

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

Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. Some provisions of the Leahy-Smith Act are currently in force and some will not become effective until one year or 18 months after its enactment. These include provisions that affect the way patent applications are currently, or will be, prosecuted and the way patents are, or will be, challenged in the United States Patent and Trademark Office, and some of these provisions also affect patent litigation. The United States Patent and Trademark Office is currently developing regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Allos Therapeutics, Amgen, Aventis, Bayer, Biogen IDEC, Bristol-Myers Squibb, Celgene, Eisai, Genentech, GSK, Gilead, ImmunoGen, Merck, Millennium, Novartis, Pfizer, Pharmacyclics, Sanofi-Aventis, and Teva are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including Bristol-Myers Squibb, ImmunoGen and Pfizer, have ADC technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive. Our competitors may, among other things:

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

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the second quarter of 2012, our closing stock price fluctuated between $18.28 and $25.61 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States and, if approved by the EMA, in the European Union;

•	announcements regarding the results of discovery efforts and preclinical and clinical activities by us, including the clinical results of any of our current product candidates, or our competitors;

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

•

announcements of FDA or foreign regulatory approval or non-approval of our product candidates, including ADCETRIS, or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review process;

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

Our existing stockholders have significant control of our management and affairs.*

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 64.0 percent of our voting power as of August 2, 2012. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6.	Exhibits

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(5)	Form of Common Stock Warrant.

4.3(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1+	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan, effective as of May 18, 2012.

10.2+	Executive Employment Agreement, dated April 16, 2012, between Seattle Genetics, Inc. and Chris Boerner.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+(6)	XBRL Instance Document

101.SCH+(6)	XBRL Taxonomy Extension Schema Document.

101.CAL+(6)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+(6)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+(6)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+(6)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.
(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 7, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2011 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on August 12, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003 (File No. 333-50266) and incorporated herein by reference.

(6)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/S/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: August 8, 2012

EXHIBIT INDEX

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(5)	Form of Common Stock Warrant.

4.3(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1+	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan, effective as of May 18, 2012.

10.2+	Executive Employment Agreement, dated April 16, 2012, between Seattle Genetics, Inc. and Chris Boerner.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+(6)	XBRL Instance Document

101.SCH+(6)	XBRL Taxonomy Extension Schema Document.

101.CAL+(6)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+(6)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+(6)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+(6)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.
(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 7, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2011 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on August 12, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 15, 2003 (File No. 333-50266) and incorporated herein by reference.
(6)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.