Form 10-Q
period 2012-09-30
SEATTLE GENETICS INC /WA
filed 2012-11-07
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, there were 119,093,407 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$54,931	$87,634
Short-term investments	259,003	243,062
Interest receivable	1,496	641
Accounts receivable, net	35,156	54,955
Inventories	34,296	9,469
Prepaid expenses and other current assets	4,696	3,820

Total current assets	389,578	399,581
Property and equipment, net	20,348	19,652
Other non-current assets	5,404	5,983

Total assets	$415,330	$425,216

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$42,525	$53,048
Current portion of deferred revenue	32,011	38,092

Total current liabilities	74,536	91,140

Long-term liabilities
Deferred revenue, less current portion	113,179	110,013
Deferred rent and other long-term liabilities	5,039	5,214

Total long-term liabilities	118,218	115,227

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 119,014 shares issued and outstanding at September 30, 2012 and 116,023 shares issued and outstanding at December 31, 2011	119	116
Additional paid-in capital	879,630	832,713
Accumulated other comprehensive income	13	20
Accumulated deficit	(657,186)	(614,000)

Total stockholders’ equity	222,576	218,849

Total liabilities and stockholders’ equity	$415,330	$425,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Net product sales	$33,658	$10,047	$102,845	$10,047
Collaboration and license agreement revenues	14,476	10,619	41,119	35,844
Royalty revenues	1,698	0	2,936	0

Total revenues	49,832	20,666	146,900	45,891

Costs and expenses
Cost of sales	2,742	724	8,808	724
Cost of royalty revenues	613	0	1,115	0
Research and development	41,392	41,080	122,634	123,157
Selling, general and administrative	18,842	19,795	60,889	47,705

Total costs and expenses	63,589	61,599	193,446	171,586

Loss from operations	(13,757)	(40,933)	(46,546)	(125,695)
Investment and other income, net	105	248	3,360	830

Net loss	$(13,652)	$(40,685)	$(43,186)	$(124,865)

Net loss per share—basic and diluted	$(0.12)	$(0.35)	$(0.37)	$(1.11)

Shares used in computation of net loss per share—basic and diluted	118,471	114,727	117,361	112,435

Comprehensive loss:
Net loss	$(13,652)	$(40,685)	$(43,186)	$(124,865)
Other comprehensive gain (loss)—unrealized gain (loss) on securities available for sale	50	(413)	(7)	(244)

Comprehensive loss	$(13,602)	$(41,098)	$(43,193)	$(125,109)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2012	2011
Operating activities
Net loss	$(43,186)	$(124,865)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	17,909	14,020
Depreciation and amortization	4,562	2,779
Amortization of premiums, accretion of discounts and gain on investments	1,770	3,206
Deferred rent and other long-term liabilities	(175)	520
Changes in operating assets and liabilities
Interest receivable	(855)	(232)
Accounts receivable	19,799	3,832
Inventories	(24,827)	(3,428)
Prepaid expenses and other current assets	(876)	(3,079)
Accounts payable and accrued liabilities	(10,523)	12,504
Deferred revenue	(2,915)	7,804

Net cash used in operating activities	(39,317)	(86,939)

Investing activities
Purchases of securities available for sale	(346,394)	(384,073)
Proceeds from maturities of securities available for sale	317,851	391,953
Proceeds from sales of securities available-for-sale	10,825	0
Purchases of property and equipment	(4,679)	(5,016)
Purchases of other non-current assets	0	(5,762)

Net cash used in investing activities	(22,397)	(2,898)

Financing activities
Net proceeds from issuance of common stock	0	168,053
Proceeds from exercise of stock options and employee stock purchase plan	29,011	12,762

Net cash provided by financing activities	29,011	180,815

Net increase (decrease) in cash and cash equivalents	(32,703)	90,978
Cash and cash equivalents at beginning of period	87,634	21,127

Cash and cash equivalents at end of period	$54,931	$112,105

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Revenue recognition

The Company’s revenues are comprised of ADCETRIS net product sales, amounts earned under its collaboration and licensing agreements and royalties. Revenue recognition is predicated upon persuasive evidence of an agreement existing, delivery of products or services being rendered, amounts payable being fixed or determinable, and collectibility being reasonably assured.

Net product sales

In August 2011, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of ADCETRIS®, or brentuximab vedotin, in two indications. The Company sells ADCETRIS in the United States through a limited number of pharmaceutical distributors. Healthcare providers order ADCETRIS through these distributors. The Company receives orders from distributors and primarily ships product directly to the healthcare provider. The Company records product sales upon delivery of the product to the healthcare provider at which time title and risk of loss pass. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Reserves are established for these deductions and actual amounts incurred are offset against applicable reserves. The Company reflects these reserves as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales reserves are based on management’s estimates that consider payer mix in target markets, industry benchmarks and experience to date. These estimates involve a high degree of judgment and are periodically reviewed and adjusted as necessary.

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

Collaboration and license agreement revenues

The Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period and has adopted ASU 2009-13 entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” Under this standard, payments received by the Company are recognized as revenue over the performance period of the collaboration. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for the Company’s current agreements. Following the completion of the performance obligation period, such amounts will be recognized as revenue when collectibility is reasonably assured. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company believes that the period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. ASU 2010-17, entitled “Milestone Method of Revenue Recognition”, was available as an accounting policy election beginning in the first quarter of 2011. The Company elected not to apply this optional guidance.

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

The Company generally invoices its collaborators on a monthly or quarterly basis, or upon the completion of the effort or achievement of a milestone, based on the terms of each agreement. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

Royalty revenues and cost of royalty revenues

Royalty revenues reflect amounts earned under the ADCETRIS collaboration with Millennium. Royalties are based on a percentage of Millennium’s net sales in its territory at rates that range from the mid-teens to the mid-twenties based on sales volume. Royalty revenues also include the portion of royalties owed to the Company’s third party licensors on Millennium’s sales of ADCETRIS, which is paid by Millennium. Cost of royalty revenues reflects amounts owed to the Company’s third party licensors related to the sale of ADCETRIS in Millennium’s territory. Millennium is responsible for paying such royalties on sales of ADCETRIS. These amounts are recognized in the quarter in which Millennium reports its sales activity to the Company, which is the quarter following the related sales.

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

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Warrants to purchase common stock	0	901	0	1,041
Options to purchase common stock and restricted stock units	13,104	13,272	13,513	12,855

Total	13,104	14,173	13,513	13,896

3. Investments

The Company classifies its securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income in stockholders’ equity. Investments in securities with a maturity of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2012
U.S. Treasury securities	$259,294	$14	$(1)	$259,307

Contractual Maturities
Due in one year or less	$259,294			$259,307

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2011
U.S. Treasury securities	$228,001	$24	$(3)	$228,022
Corporate obligations	9,565	0	(1)	9,564
Auction rate securities	5,780	0	0	5,780

Total	$243,346	$24	$(4)	$243,366

Contractual Maturities
Due in one year or less	$237,566			$237,586
Due in 2017	5,780			5,780

Total	$243,346			$243,366

Investments are presented in the accompanying consolidated balance sheets as follows (in thousands):

	September 30, 2012	December 31, 2011
Short-term investments	$259,003	$243,062
Other non-current assets	304	304

Total	$259,307	$243,366

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
As of September 30, 2012
U.S. Treasury securities	$24,153	$(1)	$	NA	$	NA

As of December 31, 2011
U.S. Treasury securities	$80,234	$(3)	$	NA	$	NA
Corporate obligations	4,571	(1)		NA		NA

Total	$84,805	$(4)	$	NA	$	NA

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. Level 2 investments, which include investments that are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, consisted of high-grade corporate obligations at December 31, 2011. Level 3 investments consisted of auction rate securities at December 31, 2011 that were sold in March 2012. The Company did not hold any level 2 or 3 investments as of September 30, 2012 and did not transfer any investments into or out of Levels 1, 2 and 3 during the nine month period ended September 30, 2012.

The following table presents the Company’s financial assets by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of September 30, 2012
Short-term investments—U.S. Treasury securities	$259,003	$0	$0	$259,003
Other non-current assets—U.S. Treasury securities	304	0	0	304

Total	$259,307	$0	$0	$259,307

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2011
Cash equivalents—money market funds	$66	$0	$0	$66
Short-term investments:
U.S. Treasury securities	227,718	0	0	227,718
Corporate obligations	0	9,564	0	9,564
Auction rate securities	0	0	5,780	5,780
Other non-current assets—U.S. Treasury securities	304	0	0	304

Total	$228,088	$9,564	$5,780	$243,432

The following table contains a roll-forward of the fair value of the Company’s auction rate securities where fair value was determined using Level 3 inputs (in thousands):

Fair Value
Balance as of December 31, 2011	$5,780
Sale of auction rate securities	(5,825)
Realized gain on auction rate securities	45

Balance as of September 30, 2012	$0

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$28,865	$9,275
Work in process	5,002	173
Finished goods	429	21

Total	$34,296	$9,469

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

6. Subsequent Events

On October 31, 2012, Millennium announced that it had received conditional marketing authorization for ADCETRIS from the European Commission for two indications: (1) the treatment of adult patients with relapsed or refractory CD30-positive Hodgkin lymphoma following autologous stem cell transplant, or ASCT, or following at least two prior therapies when ASCT or multi-agent chemotherapy is not a treatment option, and (2) the treatment of adult patients with relapsed or refractory systemic anaplastic large cell lymphoma. The conditional marketing authorization triggered two milestone payments to the Company under the ADCETRIS collaboration with Millennium totaling $25 million.

In October 2012, the Company expanded its ADC collaboration agreement with Abbott Laboratories, or Abbott. Under the terms of the multi-year agreement, the Company received a $25 million upfront fee for rights to utilize the Company’s ADC technology with antibodies to additional oncology targets.

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

ADCETRIS is an antibody-drug conjugate, or ADC, comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a microtubule disrupting agent, monomethyl auristatin E (MMAE), utilizing our proprietary technology. We have a broad development strategy for ADCETRIS evaluating its potential application in earlier lines of therapy for patients with Hodgkin lymphoma and mature T-cell lymphoma, or MTCL, and in other CD30-positive malignancies. In addition, we have three clinical-stage ADC programs, which consist of SGN-75, ASG-5ME, and ASG-22ME, as well as several preclinical product candidates, including SGN-CD19A and SGN-CD33A.

In December 2009, we entered into a collaboration agreement with Millennium: The Takeda Oncology Company, or Millennium, to develop and commercialize ADCETRIS. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the United States and its territories and in Canada, and Millennium has commercial rights in the rest of the world. We are in the process of seeking regulatory approval to market ADCETRIS in Canada for relapsed Hodgkin lymphoma and sALCL and we anticipate a review decision by Health Canada in early 2013. On October 31, 2012, Millennium announced that it had received conditional marketing authorization for ADCETRIS from the European Commission for two indications: (1) the treatment of adult patients with relapsed or refractory CD30-positive Hodgkin lymphoma following ASCT or following at least two prior therapies when ASCT or multi-agent chemotherapy is not a treatment option, and (2) the treatment of adult patients with relapsed or refractory sALCL. Conditional marketing authorization by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including Abbott Laboratories, or Abbott; Bayer Pharmaceuticals Corporation, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Millennium, Pfizer, Inc., or Pfizer, and PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys, Genmab A/S, or Genmab, and Oxford BioTherapeutics Ltd., or OBT.

We began commercializing ADCETRIS in August 2011 and the commercial potential of ADCETRIS and our ability to realize that potential remains uncertain. Our success in commercializing ADCETRIS will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. The FDA granted accelerated approval of ADCETRIS which means that we are, among other things, obligated to conduct specific post-approval clinical studies to confirm patient benefit as a condition of that approval. In addition, we intend to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and sALCL and in other CD30-positive malignancies. In order to do this, we will be required to conduct additional extensive clinical studies and, if these studies are successful, we intend to seek additional regulatory approvals. We and Millennium have initiated two phase III clinical trials of ADCETRIS, one in relapsed cutaneous T-cell lymphoma, or CTCL, and one in front-line advanced stage Hodgkin lymphoma. In addition, we and Millennium plan to conduct another phase III clinical trial of ADCETRIS in front-line mature T-cell lymphoma, or MTCL, including sALCL, which is planned to start by late 2012 or early 2013. The FDA has agreed to special protocol assessments, or SPAs, for all three of these current and planned phase III clinical trials. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a biologics license application submission to the FDA. We have an agreement with Ventana Medical Systems, Inc., a member of the Roche Group, or Ventana, under which Ventana will develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. A molecular companion diagnostic is not required for the current approved indications for ADCETRIS; however, we expect that a molecular companion diagnostic may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies. All of these activities will require substantial amounts of capital and may not ultimately prove successful. Further, our other product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Accordingly, over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization and continued development of ADCETRIS. We will also continue to invest in research, development and manufacturing of our other product candidates. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS and the research, continued development and manufacturing of our other product candidates may require us to raise substantial amounts of additional capital and our operating expenses will fluctuate as a result of such activities. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards potential commercialization.

Although we have begun to recognize revenue from ADCETRIS product sales in the United States, we have only limited experience commercializing ADCETRIS and our future ADCETRIS product sales will be difficult to predict from period to period. Our product sales revenue may vary significantly from period to period. We also expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development and clinical milestones by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Millennium, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

Our revenues are generated from a combination of ADCETRIS sales, which we began in the United States during August 2011, collaboration and license agreements and royalties. Collaboration revenues reflect the earned amount of upfront technology access fees, milestone payments, reimbursement for support and materials supplied to our collaborators, and development cost-sharing under our product collaborations. Under our ADCETRIS collaboration with Millennium, we are entitled to receive royalties based on a percentage of Millennium’s net sales in its territories ranging from the mid-teens to the mid-twenties based on sales volume. For the nine months ended September 30, 2012, total revenues increased to $146.9 million, compared to $45.9 million for the same period in 2011. This increase primarily reflects our product sales of ADCETRIS during the 2012 period. For the nine months ended September 30, 2012, total costs and expenses increased 13% to $193.4 million, compared to $171.6 million for the same period in 2011. This reflects increases in sales and marketing expenses, development costs associated with advancing our ADC product candidates and cost of sales. As of September 30, 2012, we had $313.9 million in cash, cash equivalents and short-term investments, and $222.6 million in total stockholders’ equity.

Results of operations

Three months and nine months ended September 30, 2012 and 2011

Net product sales

Net product sales were $33.7 million and $102.8 million for the three and nine months ended September 30, 2012 and $10.0 million for the three and nine month periods ended September 30, 2011. We began selling ADCETRIS in the United States in August 2011.

We sell ADCETRIS in the United States through a limited number of pharmaceutical distributors. Healthcare providers order ADCETRIS through these distributors. We receive orders from distributors and primarily ship product directly to the healthcare provider. We record product sales upon delivery of the product to the healthcare provider at which time title and risk of loss pass. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, product returns and other deductions. Reserves are established for these deductions and actual amounts incurred are offset against applicable reserves. We reflect these reserves as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales reserves are based on management’s estimates that consider payer mix in target markets, industry benchmarks and experience to date. These estimates involve a high degree of judgment and are periodically reviewed and adjusted as necessary.

Government-mandated rebates and chargebacks: We have entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to us by participating states. We estimated Medicaid rebates based on a third party study of the payer mix for ADCETRIS and information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure, our patient assistance program. We compare these estimates to our historical experience and adjust as necessary. We also completed our interim Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on their purchases of ADCETRIS. We have entered into a Pharmaceutical Pricing Agreement, or PPA, with the Secretary of Health and Human Services which enables certain private entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to us for the difference between wholesale acquisition cost and the discounted price for healthcare providers entitled to FSS discounts or PHS pricing. As a result of our direct-ship distribution model, we can identify the entities purchasing ADCETRIS and this information enables us to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. We also review actual chargeback information to further refine these estimates.

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

The following table summarizes the reductions from gross sales for the items discussed above, net of related payments and credits, for the nine month period ended September 30, 2012 (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2011	$895	$1,036	$1,931
Provision related to current period sales	11,130	2,890	14,020
Adjustment for prior period sales	(240)	0	(240)
Payments/credits for current period sales	(7,363)	(1,701)	(9,064)
Payments/credits for prior period sales	(132)	(709)	(841)

Balance as of September 30, 2012	$4,290	$1,516	$5,806

Deductions from gross sales increased in 2012 compared to 2011 as a result of the timing of government discount programs becoming effective. We expect modest fluctuations in future gross to net discounts as a result of variability in product use and the amount of government mandated discounts.

Collaboration and license agreement revenues

We use a time-based proportional performance model to recognize revenue over our performance obligation period and have adopted ASU 2009-13 entitled “Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” Under this standard, payments received by us are recognized as revenue over the performance period of the collaboration. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under our collaboration and license agreements have not qualified as separate units of accounting. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for our current agreements. Following the completion of the performance obligation period, such amounts received or due will be recognized as revenue when collectibility is reasonably assured. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. We believe that the period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. ASU 2010-17, entitled “Milestone Method of Revenue Recognition”, was available as an accounting policy election beginning in the first quarter of 2011. We elected not to apply this optional guidance.

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

Our proprietary ADC technology is the basis of our ADC collaborations that we have entered into in the ordinary course of our business with a number of biotechnology and pharmaceutical companies. Under our ADC collaboration agreements, we grant our collaborators research and commercial licenses to our technology and provide technology transfer services, technical advice, supplies and services for time periods ranging from two to fourteen years. Our ADC collaborators are solely responsible for the development of their product candidates and the achievement of a milestone in any of the categories identified above is based solely on the collaborators’ efforts. In the case of our other collaboration and license agreements, such as our ADCETRIS collaboration with Millennium or our co-development agreement with Agensys, our proprietary products or product candidates may be covered by the collaboration or we may be involved in certain development activities; however, the achievement of milestone events under these agreements is based on activities undertaken by the collaborator.

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

We generally invoice our collaborators on a monthly or quarterly basis, or upon completion of the effort or achievement of a milestone, based on the terms of each agreement. Amounts due, but not billed to a collaborator, if any, are included in accounts receivable in our consolidated balance sheets. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2012	2011	% Change	2012	2011	% Change
Millennium	$7,030	$5,969	18%	$20,623	$20,531	0%
Genentech	3,045	824	270%	5,264	3,705	42%
Agensys	738	502	47%	4,096	1,507	172%
Abbott	1,265	1,069	18%	3,866	2,100	84%
Pfizer	1,126	1,000	13%	3,379	3,000	13%
Other	1,272	1,255	1%	3,891	5,001	(22%)

Total	$14,476	$10,619	36%	$41,119	$35,844	15%

Millennium ADCETRIS and ADC collaborations

Revenues earned under our ADCETRIS and ADC collaborations with Millennium represented 49% and 56% of our collaboration and license agreement revenues during the three months ended September 30, 2012 and 2011, respectively, and 50% and 57% during the nine months ended September 30, 2012 and 2011, respectively. The increase in revenues from Millennium during the three months ended September 30, 2012 from the comparable period in 2011 primarily reflects higher revenue from our ADCETRIS collaboration agreement during the 2012 period as a result of our increased reimbursable costs. Millennium revenues for the nine months ended September 30, 2012 were comparable to the same period in 2011.

Under the ADCETRIS collaboration, we are entitled to receive progress- and sales-dependent milestone payments based on Millennium’s achievement of certain events related to ADCETRIS for which Millennium is responsible. We are also entitled to tiered royalties at percentages starting in the mid-teens and escalating to the mid-twenties based on net sales of ADCETRIS within Millennium’s licensed territories, subject to partial offsets for third party royalties paid by Millennium. Total potential milestone payments to us under the ADCETRIS collaboration could total approximately $235 million, $30 million of which has been achieved. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $133 million relates to the achievement of regulatory milestones and up to approximately $65 million relates to the achievement of commercial milestones. We recognize as collaboration revenue the $60 million upfront collaboration payment, milestone payments and development cost reimbursement payments to us over the ten-year development period of the collaboration. We receive reimbursement funding from Millennium equal to one-half of the cost of joint development activities that are performed by us under the collaboration. To the extent that Millennium performs development activities under the collaboration, our development cost reimbursement payments from Millennium are reduced by half of those costs.

Collaboration and Co-Development Agreement with Agensys

Under this collaboration and co-development agreement, Agensys is conducting preclinical studies aimed at identifying ADC product candidates for multiple designated antigens. We are currently co-developing ASG-5ME and ASG-22ME, and we have the right to exercise a co-development option for one additional ADC product candidate upon Agensys’ submission of an investigational new drug application, or IND, to the FDA. Agensys has the right to develop and commercialize the other ADC product candidates on its own, subject to paying us fees, milestones, royalties and support fees for research and development services and material provided under the agreement. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. Amounts received for product candidates being developed solely by Agensys will be recognized as revenue over the development term of the collaboration agreement using a time-based approach. Revenues attributable to the Agensys agreement increased during both the three and nine months ended September 30, 2012 from the comparable period in 2011 due to a payment made to us in 2012 to exercise an exclusive license for an ADC product candidate.

ADC collaboration agreements

We have active ADC collaborations with nine companies to allow them to use our proprietary ADC technology. Under our ADC collaborations, which we enter into in the ordinary course of business, we receive or are entitled to receive upfront cash payments, progress-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. As of September 30, 2012, our ADC collaborations had generated over $175 million, primarily in the form of upfront payments. Total milestone payments to us under our current ADC collaborations could approximate up to $3.2 billion if all potential product candidates achieved all of the milestone events under all of our current ADC collaborations. Of this amount, approximately $0.7 billion relates to the achievement of development milestones, approximately $1.5 billion relates to the achievement of regulatory milestones and approximately $1 billion relates to the achievement of commercial milestones. Our ADC collaborators are responsible for development, manufacturing and commercialization of any ADC product candidates that result from the collaborations and are solely responsible for the achievement of any of the potential milestones under these collaborations. Since we do not control the research, development or commercialization of any products generated by our ADC collaborators, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our ADC collaborators. In addition, our current ADC collaborations are at early stages of development. We have not received and do not expect to receive material milestone payments from any of our current ADC collaborators unless and until a product that incorporates our ADC technology enters late-stage clinical development and/or receives marketing approval from the FDA, if at all. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in an ADC collaborator’s business strategy and financial difficulties or other factors could result in an ADC collaborator abandoning or delaying development of its ADC product candidates. As such, the milestone payments associated with our ADC collaborations involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments provided for under our ADC collaborations and it is possible that we may never receive any significant milestone payments under our ADC collaborations.

Genentech revenues increased 270% to $3.0 million during the three month period ended September 30, 2012 and 42% to $5.3 million during the nine months ended September 30, 2012 from the comparable periods in 2011 primarily as a result of the earned portion of development milestone payments received in the third quarter of 2012.

Abbott revenues for the three and nine month periods ended September 30, 2012 reflect the earned portion of an $8.0 million upfront payment, a milestone payment made in late 2011 and reimbursable support we provided to Abbott under our ADC collaboration agreement that we entered into in March 2011.

Pfizer revenues increased 13% during both the three and nine months ended September 30, 2012, from the comparable periods in 2011 as a result of revenue recognition attributable to a milestone payment made to us in late 2011.

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

Royalty Revenues and Cost of Royalty Revenues

We are entitled to receive a royalty on sales of ADCETRIS by Millennium in its territory, which is worldwide outside of the U.S. and its territories and Canada. Royalties payable to us are based on a percentage of Millennium’s net sales in its territories at rates that range from the mid-teens to the mid-twenties, based on Millennium’s sales volume. Royalty revenues also include the portion of royalties owed to our third party licensors on Millennium’s sales of ADCETRIS, which are paid by Millennium. We recognize royalties as revenue when Millennium reports its sales activity to us, which is the quarter following the related sales. Royalty revenues recognized in 2012 relate to ADCETRIS sales by Millennium under its international named patient program. Cost of royalty revenues reflects amounts owed to our third party licensors related to Millennium’s sale of ADCETRIS in its territory. Millennium is responsible for paying such royalties on sales of ADCETRIS. In October 2012, Millennium received conditional marketing authorization from the European Commission for ADCETRIS in two indications. Millennium has indicated that they intend to begin launching ADCETRIS in the European Union beginning in the fourth quarter of 2012. We expect that royalty revenues and cost of royalty revenues will increase as a result of this European Commission approval.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third party royalty costs, amortization of technology license costs and distribution and other costs. We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval by the FDA in its two approved indications in August 2011. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we track the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval is not reasonably determinable. Most of the product produced prior to FDA approval is expected to be available for us to use commercially. We expect that our cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is consumed. This cost benefit will vary based on when the components of the specific drug lots sold were produced and is expected to continue for at least the next twelve months; however, the time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ADCETRIS sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. We expect, as this reduced-cost inventory is used, the percentage of total costs of sales for sales of ADCETRIS will increase into the teens.

Research and development

Our research and development expenses are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Research and development ($ in thousands)	2012	2011	% Change	2012	2011	% Change
Research	$4,710	$3,942	19%	$12,158	$15,771	(23%)
Development and contract manufacturing	15,046	17,117	(12%)	42,307	50,243	(16%)
Clinical	18,684	17,431	7%	59,791	50,112	19%
Share-based compensation expense	2,952	2,590	14%	8,378	7,031	19%

Total research and development expenses	$41,392	$41,080	1%	$122,634	$123,157	0%

Research expenses increased 19% to $4.7 million in the third quarter and decreased 23% to $12.2 million for the nine month period ended September 30, 2012 from the comparable periods in 2011. The changes in both periods primarily resulted from the timing of technology access fees.

Development and contract manufacturing expenses decreased 12% to $15.0 million in the third quarter and 16% to $42.3 million for the nine month period ended September 30, 2012 from the comparable periods in 2011. The decreases resulted primarily from lower ADCETRIS manufacturing costs which were expensed to research and development expense prior to FDA approval in August 2011 and capitalized as inventory thereafter.

Clinical expenses increased 7% to $18.7 million in the third quarter and 19% to $59.8 million for the nine month period ended September 30, 2012 from the comparable periods in 2011. These increases reflect costs to develop a companion diagnostic test for identifying CD-30-positive diseases that might respond to treatment with ADCETRIS and higher compensation costs due to an increase in our staffing levels.

Share-based compensation expense increased during the both the three and nine month periods ended September 30, 2012 from the comparable periods in 2011 due to a higher average value per share for our more recent equity grants primarily attributable to an increase in our stock price.

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

	Three months ended September 30,		Nine months ended September 30,		Five years ended September 30, 2012
Development program ($ in thousands)	2012	2011	2012	2011
ADCETRIS (brentuximab vedotin)	$9,601	$13,439	$29,954	$42,945	$185,916
ASG-22ME	882	603	5,160	4,712	11,599
SGN-CD19A	422	2,869	3,411	4,934	14,691
SGN-CD33A	3,464	0	7,277	160	7,773
SGN-75	185	457	569	2,101	12,708
ASG-5ME	270	1,417	626	2,750	11,132

Total third party costs	14,824	18,785	46,997	57,602	243,819
Other costs and overhead	23,616	19,705	67,259	58,524	397,171
Share-based compensation expense	2,952	2,590	8,378	7,031	41,642

Total research and development	$41,392	$41,080	$122,634	$123,157	$682,632

Third-party costs for ADCETRIS decreased during both the three and nine months ended September 30, 2012 from the comparable periods in 2011, primarily as a result of manufacturing costs which were expensed to research and development in the 2011 periods and capitalized as inventory in 2012. We began capitalizing ADCETRIS production costs as inventory following accelerated approval of ADCETRIS by the FDA in August 2011. However, ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for commercial use.

In June 2011, we exercised an option under our agreement with Agensys to co-develop ASG-22ME. In addition to the payment of an option fee, we now co-fund fifty percent of the development costs of this program. ASG-22ME costs in the 2012 periods reflect our share of development costs incurred during the period.

Third party costs for SGN-CD19A decreased for both the three and nine month periods ended September 30, 2012 from the comparable periods in 2011. These decreases reflect the timing of contract manufacturing and other activities in preparation for an IND that was submitted to the FDA earlier in 2012 and potential clinical trials.

Third party costs for SGN-CD33A increased for both the three and nine month periods ended September 30, 2012 from the comparable periods in 2011 as we initiated a contract manufacturing campaign in 2012 in anticipation of a planned IND submission to the FDA in 2013.

Third party costs for both SGN-75 and ASG-5ME decreased during both the three and nine months ended September 30, 2012 compared to the comparable periods in 2011 primarily as a result of higher manufacturing and clinical trial costs in the 2011 periods.

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

Reports of adverse events or safety concerns involving ADCETRIS and our product candidates could interrupt, delay or halt clinical trials of ADCETRIS and our product candidates, including the FDA-required ADCETRIS post-approval confirmatory studies as well as the post-approval confirmatory studies that Millennium is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission.

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

Selling, general and administrative

	Three months ended September 30,			Nine months ended September 30,
Selling, general and administrative ($ in thousands)	2012	2011	% Change	2012	2011	% Change
Selling, general and administrative, excluding share-based compensation expense	$15,522	$16,895	(8%)	$51,358	$40,716	26%
Share-based compensation expense	3,320	2,900	14%	9,531	6,989	36%

Total selling, general and administrative expenses	$18,842	$19,795	(5%)	$60,889	$47,705	28%

Selling, general and administrative expenses, excluding share-based compensation expense, decreased during the three months ended September 30, 2012 and increased during the nine months ended September 30, 2012 from the comparable periods in 2011. The decrease for the three month period resulted from additional activities around the launch of ADCETRIS in 2011. The increase for the nine month period resulted primarily from the costs of our commercial organization which was established during 2011 but was in place for the entire 2012 period. Share-based compensation expense increased during both the three and nine months ended September 30, 2012 from the comparable periods in 2011 due to a higher average value per share for our more recent equity grants primarily attributable to an increase in our stock price.

Investment and other income, net

Investment and other income, net decreased to $0.1 million in the third quarter and increased to $3.4 million for the nine months ended September 30, 2012 from the comparable periods in 2011. The increase for the nine months ended September 30, 2012 primarily reflects a recovery from a former investment advisor in settlement of claims against the advisor concerning our previous holdings in auction rate securities.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	September 30, 2012	December 31, 2011
Cash, cash equivalents and investments	$313,934	$330,696
Working capital	315,042	308,441
Stockholders’ equity	222,576	218,849

	Nine months ended September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$(39,317)	$(86,939)
Investing activities	(22,397)	(2,898)
Financing activities	29,011	180,815

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

Our combined cash, cash equivalents and investment securities decreased to $313.9 million at September 30, 2012, compared to $330.7 million at December 31, 2011, and our working capital was $315.0 million at September 30, 2012, compared to $308.4 million at December 31, 2011. During the first nine months of 2012, we used $39.3 million of cash in our operating activities compared to $86.9 million used during the first nine months of 2011. The decrease in cash used in operating activities during the nine months ended September 30, 2012 primarily reflects our reduced net operating loss and collections of accounts receivable from the sale of ADCETRIS in the 2012 period. The changes in investing and financing activities primarily resulted from a public offering of our common stock completed in the first quarter of 2011 and the investment of our cash in short term securities.

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

Our investment portfolio is structured to provide for access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of September 30, 2012, we had $313.9 million held in cash reserves or debt securities scheduled to mature within the next twelve months.

At our currently planned spending rate we believe that our financial resources, together with product revenue from sales of ADCETRIS and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months. Changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses in connection with required post-approval studies and additional studies to potentially expand the use of ADCETRIS or to advance our other ADC pipeline programs. Additionally, we may not receive the payments that we currently expect under our existing collaboration agreements, including the ADCETRIS collaboration agreement with Millennium or our ADC collaborations, which may shorten the timeframe through which we are able to fund operations. Further, in the event of a termination of the ADCETRIS collaboration agreement with Millennium, we would not receive development cost sharing payments, nor would we receive milestone payments or royalties for the development or sales of ADCETRIS in Millennium’s territories. Any of these factors could lead to a need for us to raise additional capital.

We are required by the FDA to conduct additional confirmatory phase III post-approval studies of ADCETRIS as part of our accelerated approval. These studies will be large studies conducted over a lengthy period of time and although we are in the process of commencing these studies, based on the expected length of these studies and the inherent uncertainty of clinical trial costs, we may be required to raise additional capital in order to complete the studies. In this regard, whether we have sufficient funding to complete these studies will be partially dependent upon cash received from sales of ADCETRIS, which may not be sufficient to complete these studies. Our inability to obtain funds sufficient to complete these studies and establish confirmatory evidence of efficacy for ADCETRIS may have material adverse consequences to us, including the loss of marketing approval for ADCETRIS. These required post-approval studies will also significantly increase our clinical trial expenses, which could increase our losses and/or negatively impact our ability to achieve or maintain profitability.

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

Commitments

The following table reflects our future minimum contractual commitments as of September 30, 2012 (in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Operating leases	$25,038	$998	$4,071	$4,208	$4,348	$4,495	$6,918
Tenant improvements	6,196	6,196	—	—	—	—	—
Manufacturing, license & collaboration agreements	130,033	20,405	15,842	15,656	12,150	11,878	54,102

Total	$161,267	$27,599	$19,913	$19,864	$16,498	$16,373	$61,020

We have entered into leases for our office and laboratory facilities expiring in 2018 that contain rate escalations and options for us to extend the leases. Operating lease obligations in the table above do not assume the exercise by us of any termination or extension options.

A substantial portion of the minimum payments under manufacturing, license and collaboration agreements represents contractual obligations related to manufacturing our product candidates for use in our clinical trials and for commercial operations in the case of ADCETRIS. Some of our manufacturing, license and collaboration agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones. Some of our licensing agreements obligate us to pay royalties on net sales of products utilizing licensed technology. Such royalties are dependent on future product sales and are not provided for in the table above as they are not estimable. The above table also excludes up to approximately $32.8 million in potential future milestone payments to third parties under license and collaboration agreements for ADCETRIS and our other later-stage development programs, which generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. Milestone payments under these agreements through September 30, 2012 have totaled $11.7 million. These contingent payments have not been included in the above table and will not be included until the event triggering such payment or obligation has occurred.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates during the nine months ended September 30, 2012 has not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We currently have holdings in U.S. Treasury securities. Our investment securities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Short-term investments	$259,003	$243,062
Other non-current assets	304	304

Total	$259,307	$243,366

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.9 million in the fair value of our investments as of September 30, 2012. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.1 million over the next twelve months based on our investment balance at September 30, 2012.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. We have conducted some transactions in foreign currencies during the nine months ended September 30, 2012, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro and British Pound. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	physicians may be reluctant to prescribe ADCETRIS until results from our required post-approval studies are available or other long term efficacy and safety data exists;

•	the estimated incidence and prevalence of patients in ADCETRIS’ two approved indications is limited and may be lower than our projections;

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

In December 2009, we entered into an agreement with Millennium to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Millennium has commercial rights in the rest of the world. The success of this collaboration and the activities of Millennium will significantly impact the potential commercialization of

ADCETRIS in countries other than the United States and in Canada. On October 31, 2012, Millennium announced that it had received conditional marketing authorization for ADCETRIS from the European Commission for two indications: (1) the treatment of adult patients with relapsed or refractory CD30-positive Hodgkin lymphoma following ASCT or following at least two prior therapies when ASCT or multi-agent chemotherapy is not a treatment option, and (2) the treatment of adult patients with relapsed or refractory sALCL. Conditional marketing authorization by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. Although Millennium received conditional marketing authorization from the European Commission, we cannot control the amount and timing of resources that Millennium dedicates to the commercialization of ADCETRIS, or to its marketing and distribution, and our ability to generate revenues from ADCETRIS product sales by Millennium depends on Millennium’s ability to achieve market acceptance of, and to otherwise effectively market, ADCETRIS for its approved indications in its territory.

We are also planning to develop ADCETRIS for potential use as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and mature T-cell lymphoma, or MTCL, and in a range of CD30-positive hematologic malignancies and solid tumor indications, but there can be no assurance that we and/or Millennium will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications or to market ADCETRIS at all in jurisdictions other than the United States and the European Union. We and Millennium also recently announced that we formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana will develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies in a timely manner or at all. Even if we and Millennium receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Millennium may not be able to successfully commercialize ADCETRIS, including for the reasons set forth above.

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

For these and other reasons, it is difficult for us to accurately forecast future sales of ADCETRIS, collaboration and license agreement revenues, royalty revenues, or future profits or losses. As a result, our operating results in future periods could be below our guidance or the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps substantially.

Reports of adverse events or safety concerns involving ADCETRIS or our product candidates could delay or prevent us from obtaining or maintaining regulatory approval, or could negatively impact sales of ADCETRIS.*

Reports of adverse events or safety concerns involving ADCETRIS and our product candidates could interrupt, delay or halt clinical trials of ADCETRIS and our product candidates, including the FDA-required ADCETRIS post-approval confirmatory studies as well as the post-approval confirmatory studies that Millennium is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission. In addition, reports of adverse events or safety concerns involving ADCETRIS could result in the FDA or European or other regulatory authorities denying or withdrawing approval of ADCETRIS for any or all indications, including the use of ADCETRIS for the treatment of patients in its approved indications. We cannot assure you that patients receiving ADCETRIS or any of our product candidates will not experience serious adverse events in the future.

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

Even though we have obtained accelerated approval to market ADCETRIS in the United States in two indications, we are subject to ongoing regulatory obligations and review, including post-approval requirements that could result in the withdrawal of ADCETRIS from the market if such requirements are not met.*

ADCETRIS was approved for treating patients in two indications under the FDA’s accelerated approval regulations, which allows the FDA to approve products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. Under these provisions, we are subject to certain post-approval requirements pursuant to which we have agreed to conduct additional confirmatory phase III trials to verify and describe the clinical benefit of ADCETRIS in its two approved indications. Our failure to conduct these required post-approval studies, or to confirm a clinical benefit during these post-approval studies, could result in the FDA withdrawing approval of ADCETRIS, which would seriously harm our business. In addition, we are subject to extensive ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA. There may also be additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize ADCETRIS in the United States or potentially other jurisdictions. Similarly, the recent conditional marketing authorization of ADCETRIS for the two indications by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. Millennium’s failure to provide this additional clinical data or to confirm the positive benefit-risk balance, could result in the European Commission withdrawing approval of ADCETRIS in the European Union, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Millennium in the European Union and could adversely affect our results of operations.

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

We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting required post-approval and other clinical trials of, and seeking additional regulatory approvals for, ADCETRIS as well as commercializing ADCETRIS for the treatment of patients in its two approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize our product candidates. Although we are commercializing ADCETRIS and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our limited operating history makes our future operating results difficult to predict. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

Our current product candidates are in relatively early stages of development, and it is possible that none of these product candidates will ever become commercial products. *

Our current product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, we have three clinical-stage programs, SGN-75, ASG-5ME and ASG-22ME, and several preclinical product candidates, including SGN-CD19A and SGN-CD33A. If a product candidate fails at any stage of development or we otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. In this regard, during 2011 we announced that we had discontinued the development of dacetuzumab and SGN-70 to focus our efforts on our pipeline of ADC product candidates, and we previously discontinued our lintuzumab development program following negative clinical trial results. As a result of the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates and it is possible that none of our current product candidates will ever become commercial products. In addition, we expect that much of our effort and many of our expenditures over the next few years will be devoted to required post-approval studies and commitments and commercialization activities associated with ADCETRIS, which may restrict or delay our ability to develop our clinical and preclinical product candidates or develop ADCETRIS for additional indications.

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

If we or our collaborators are not able to obtain or maintain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates.*

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and MTCL and in other CD30-positive malignancies, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Millennium may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our other product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. Moreover, even though certain of our clinical trials, including our two phase III clinical trials of ADCETRIS that we are conducting with Millennium, are being or may be conducted under a special protocol assessment, or SPA, with the FDA, a SPA with the FDA is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that are being conducted under SPAs with the FDA will be sufficient to support FDA approval. Further, a SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols. In addition, a SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement and the data and results from the applicable clinical trial. Regulatory agencies also may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies or risk evaluation and mitigation strategies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates, including with respect to the potential commercialization of ADCETRIS in additional indications.

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

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers, beginning in 2013, and reporting any investment interests held by physicians and their immediate family members during the preceding calendar year;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The United States Supreme Court heard a constitutional challenge to the PPACA and in June 2012 held that the PPACA is constitutional. However, states are allowed to opt out of the expansion of eligibility criteria for Medicaid under the PPACA. We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, which may harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, although ADCETRIS is approved in two indications in the European Union, European government austerity measures or further healthcare reform measures in the European Union could adversely affect demand and pricing for ADCETRIS, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Millennium in the European Union.

We also cannot be certain that ADCETRIS or any other products that may result from our product candidates will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for such products, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If ADCETRIS or other products that may result from our product candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe it to their patients, thereby diminishing the potential market for such products. Millennium also faces similar pricing and reimbursement restrictions with respect to sales of ADCETRIS in the European Union which could limit the amount of royalty revenue we receive from ADCETRIS sales by Millennium in the European Union.

To date, we have depended on a small number of collaborators for most of our revenue. The loss of any one of these collaborators or our inability to generate sufficient sales revenue could result in a substantial decline in our revenue. *

We have collaborations with a limited number of companies. To date, most of our revenue has resulted from payments made under agreements with our corporate collaborators, and although ADCETRIS sales currently comprise a greater proportion of our revenue, we expect that a portion of our revenue will continue to come from corporate collaborations. Even though ADCETRIS received regulatory approval in the United States, our revenues will still depend in part on Millennium’s ability and willingness to market the approved product outside of the United States and Canada. The loss of our collaborators, especially Millennium, or the failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our financial performance. Payments under our existing and future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

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

We rely on third parties to provide services in connection with our preclinical and clinical development programs. The inadequate performance by or loss of any of these service providers could affect our product candidate development. *

Several third parties provide services in connection with our preclinical and clinical development programs, including in vitro and in vivo studies, assay and reagent development, immunohistochemistry, toxicology, pharmacokinetics and other outsourced activities. If these service providers do not adequately perform the services for which we have contracted or cease to continue operations and we are not able to quickly find a replacement provider or we lose information or items associated with ADCETRIS or our product candidates, our development programs may be delayed.

Any failures or setbacks in our ADC development program would negatively affect our business and financial position.*

ADCETRIS and our SGN-75, ASG-5ME, ASG-22ME, SGN-CD19A, and SGN-CD33A product candidates are based on our ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic drugs. Our ADC technology is also the basis of our collaborations with Abbott, Agensys, Bayer, Celldex, Daiichi Sankyo, Genentech, Genmab, GSK, Millennium, Pfizer and Progenics, and our co-development agreements with Agensys, Genmab, and OBT. Although ADCETRIS has received marketing approval in the United States and in the European Union, ADCETRIS is our first and only ADC product that has been approved for commercial sale in any jurisdiction. Any failures or setbacks in our ADC development program, including adverse effects resulting from the use of this technology in human clinical trials, could have a detrimental impact on the continued commercialization of ADCETRIS and our internal product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

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

We have entered into agreements with third-party commercial and academic institutions to license technology for use in ADCETRIS, our product candidates and our ADC technology. Currently, we have license agreements with Bristol-Myers Squibb, CLB-Research and Development, and the University of Miami, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize ADCETRIS or our product candidates. Further, we may have disputes with our licensors, which may impact our ability to develop and commercialize ADCETRIS and our product candidates or require us to enter into additional licenses. For example, we have filed for declaratory relief against one of our licensors with respect to the use of our proprietary drug conjugation technologies and they have made additional claims against us related to our use of these technologies. An adverse result in this dispute, or other potential future disputes with our licensees, may impact our ability to develop and commercialize ADCETRIS, our product candidates and our ADC technology, or may require us to enter into additional licenses or to incur additional costs. In addition, continued development and commercialization of ADCETRIS and continued development of our product candidates will likely require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. Some provisions of the Leahy-Smith Act are currently in force and some will not become effective until 18 months after its enactment. These include provisions that affect the way patent applications are currently, or will be, prosecuted and the way patents are, or will be, challenged in the United States Patent and Trademark Office, and some of these provisions also affect patent litigation. The United States Patent and Trademark Office is currently developing regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until 18 months after its enactment. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We may incur substantial costs and lose important rights or may not be able to continue to commercialize ADCETRIS or any product candidates that are approved for commercial sale as a result of litigation or other proceedings relating to patent and other intellectual property rights, and we may be required to obtain patent and other intellectual property rights from others. *

We may face potential lawsuits by companies, academic institutions or others alleging infringement of their intellectual property. Because patent applications can take a few years to publish, there may be currently pending applications of which we are unaware that may later result in issued patents that adversely affect the continued commercialization of ADCETRIS and the commercial development of our product candidates. In addition, we are monitoring the progress of multiple pending patent applications of other organizations that, if granted, may require us to license or challenge their enforceability in order to continue commercializing ADCETRIS or any of our other product candidates that may be approved for commercial sale.

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

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do. *

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of relapsed Hodgkin lymphoma or specifically indicated for relapsed sALCL; however, Celgene’s Istodax and Spectrum Pharmaceuticals’ Folotyn are both approved for relapsed or refractory PTCL and we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib and Millennium’s alistertib, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ two approved indications, including ASCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens, which represent competition for ADCETRIS.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Amgen, Aventis, Bayer, Biogen IDEC, Bristol-Myers Squibb, Celgene, Eisai, Genentech, GSK, Gilead, ImmunoGen, Merck, Millennium, Novartis, Pfizer, Pharmacyclics, Sanofi-Aventis, Spectrum Pharmaceuticals, and Teva are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including Bristol-Myers Squibb, ImmunoGen and Pfizer, have ADC technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive. Our competitors may, among other things:

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

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value.*

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the third quarter of 2012, our closing stock price fluctuated between $23.87 and $29.68 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States and in the European Union;

•	announcements regarding the results of discovery efforts and preclinical and clinical activities by us, including the clinical results of any of our current product candidates, or our competitors;

•

announcements regarding the results of the post-approval confirmatory studies of ADCETRIS that we are required to conduct as a condition to the FDA’s grant of accelerated approval for ADCETRIS, as well as the results of any other clinical trials that we and/Millennium are conducting or may in the future conduct for ADCETRIS, including the post-approval confirmatory studies that Millennium is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission;

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

Our existing stockholders have significant control of our management and affairs.*

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 62.6 percent of our voting power as of November 1, 2012. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6.	Exhibits

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+(5)	XBRL Instance Document

101.SCH+(5)	XBRL Taxonomy Extension Schema Document.

101.CAL+(5)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+(5)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+(5)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+(5)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.
(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 7, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2011 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on August 12, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(5)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: November 7, 2012

EXHIBIT INDEX

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+(5)	XBRL Instance Document

101.SCH+(5)	XBRL Taxonomy Extension Schema Document.

101.CAL+(5)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+(5)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+(5)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+(5)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.
(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 7, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2011 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on August 12, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(5)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.