Form 10-Q
period 2013-03-31
SEATTLE GENETICS INC /WA
filed 2013-05-08
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 2, 2013, there were 121,265,608 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$34,934	$54,663
Short-term investments	309,200	309,595
Interest receivable	1,161	893
Accounts receivable, net	44,721	33,443
Inventories	33,732	37,747
Prepaid expenses and other current assets	7,191	4,519

Total current assets	430,939	440,860
Property and equipment, net	29,469	24,752
Other non-current assets	5,620	5,810

Total assets	$466,028	$471,422

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$45,765	$56,130
Current portion of deferred revenue	43,222	44,447

Total current liabilities	88,987	100,577

Long-term liabilities
Deferred revenue, less current portion	137,949	138,767
Deferred rent and other long-term liabilities	5,826	5,930

Total long-term liabilities	143,775	144,697

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 121,112 shares issued and outstanding at March 31, 2013 and 119,710 shares issued and outstanding at December 31, 2012	121	120
Additional paid-in capital	917,164	893,773
Accumulated other comprehensive income	27	37
Accumulated deficit	(684,046)	(667,782)

Total stockholders’ equity	233,266	226,148

Total liabilities and stockholders’ equity	$466,028	$471,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
Revenues
Net product sales	$33,920	$34,496
Collaboration and license agreement revenues	21,009	13,749
Royalty revenues	2,399	0

Total revenues	57,328	48,245

Costs and expenses
Cost of sales	3,169	3,071
Cost of royalty revenues	925	0
Research and development	47,735	38,487
Selling, general and administrative	21,886	22,185

Total costs and expenses	73,715	63,743

Loss from operations	(16,387)	(15,498)
Investment and other income, net	123	3,200

Net loss	$(16,264)	$(12,298)

Net loss per share—basic and diluted	$(0.14)	$(0.11)

Shares used in computation of net loss per share—basic and diluted	120,455	116,348

Comprehensive loss:
Net loss	$(16,264)	$(12,298)
Other comprehensive loss—unrealized loss on securities available for sale	(10)	(55)

Comprehensive loss	$(16,274)	$(12,353)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Operating activities
Net loss	$(16,264)	$(12,298)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	6,606	6,101
Depreciation and amortization	1,727	1,494
Amortization of premiums, accretion of discounts and gain on investments	774	447
Deferred rent and other long-term liabilities	(104)	294
Changes in operating assets and liabilities
Interest receivable	(268)	(196)
Accounts receivable, net	(11,278)	(1,626)
Inventories	4,015	(6,284)
Prepaid expenses and other current assets	(2,672)	(1,500)
Accounts payable and accrued liabilities	(10,365)	(12,483)
Deferred revenue	(2,043)	(1,804)

Net cash used in operating activities	(29,872)	(27,855)

Investing activities
Purchases of securities available for sale	(71,089)	(123,641)
Proceeds from maturities of securities available for sale	70,700	104,851
Proceeds from sales of securities available for sale	0	5,825
Purchases of property and equipment	(6,254)	(1,055)

Net cash used in investing activities	(6,643)	(14,020)

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	16,786	7,584

Net cash provided by financing activities	16,786	7,584

Net decrease in cash and cash equivalents	(19,729)	(34,291)
Cash and cash equivalents at beginning of period	54,663	87,634

Cash and cash equivalents at end of period	$34,934	$53,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiary, Seattle Genetics UK, Ltd. (collectively “Seattle Genetics” or the “Company”). The condensed consolidated balance sheet data as of December 31, 2012 were derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Management has determined that the Company operates in one segment: the development and sale of pharmaceutical products on its own behalf or in collaboration with others.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Revenue recognition

The Company’s revenues are comprised of ADCETRIS net product sales, amounts earned under its collaboration and licensing agreements and royalties. Revenue recognition is predicated upon persuasive evidence of an agreement existing, delivery of products or services being rendered, amounts payable being fixed or determinable, and collectibility being reasonably assured.

Net product sales

The Company sells ADCETRIS through a limited number of pharmaceutical distributors in the U.S. and Canada. Customers order ADCETRIS through these distributors and the Company typically ships product directly to the customer. The Company records product sales when title and risk of loss pass, which generally occurs upon delivery of the product to the customer. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions and actual amounts incurred are offset against applicable accruals. The Company reflects these accruals as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payer mix in target markets, industry benchmarks and experience to date. These estimates involve a substantial degree of judgment.

Government-mandated rebates and chargebacks: The Company has entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to the Company by participating states. The Company estimates Medicaid rebates based on a third party study of the payer mix for ADCETRIS, information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure®, the Company’s patient assistance program, and experience to date. The Company has also completed a Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on their purchases of ADCETRIS. The Company has entered into a Pharmaceutical Pricing Agreement, or PPA, with the Secretary of Health and Human Services, which enables certain private entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to the Company for the difference between wholesale acquisition cost and the discounted price for entities entitled to FSS discounts and PHS pricing. As a result of the Company’s direct-ship distribution model, it can determine the entities purchasing ADCETRIS and this information enables the Company to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. The Company also reviews historical rebate and chargeback information to further refine these estimates.

Distribution fees, product returns and other deductions: The Company’s distributors charge a fee for distribution services that they perform on behalf of the Company which is determined based on sales volume to each distributor. The Company allows for the return of product that is within 30 days of its expiration date or that is damaged. The Company estimated product returns based on historical industry information of return rates for other specialty pharmaceutical products. In addition, the Company considered its direct-ship distribution model, its belief that product is typically not held in the distribution channel, and the expected rapid use of the product by healthcare providers. The Company provides financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance amounts through SeaGen Secure. SeaGen Secure is available to patients in the U.S. and its territories who meet various financial need criteria. Estimated contributions for commercial coinsurance are deducted from gross sales and are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect the Company’s actual experience.

Collaboration and license agreement revenues

The Company uses a time-based proportional performance model to recognize revenue over the Company’s performance obligation period for the related collaboration. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for the Company’s current agreements. Following the completion of the performance obligation period, such amounts will be recognized as revenue when collectibility is reasonably assured. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company uses a time-based performance model for revenue recognition and believes that the development period used in each agreement is a reasonable estimate of the performance obligation period of such agreement.

The Company’s collaboration and license agreements include contractual milestones. Generally, the milestone events contained in the Company’s collaboration and license agreements coincide with the progression of the collaborators’ product candidates from development to regulatory approval and then to commercialization and fall into the following categories.

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

•	Initiation of a phase 1 clinical trial. Generally, phase 1 clinical trials may take one to two years to complete.

•	Initiation or completion of a phase 2 clinical trial. Generally, phase 2 clinical trials may take one to three years to complete.

•	Initiation or completion of a phase 3 clinical trial. Generally, phase 3 clinical trials may take two to six years to complete.

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

Commercialization milestones in the Company’s collaborations may include the following types of events:

•	First commercial sale in a particular market, such as in the United States, Europe, Japan or rest-of-world countries.

•

Product sales in excess of a pre-specified threshold. The amount of time to achieve this type of milestone depends on several factors, including, but not limited to, the dollar amount of the threshold, the pricing of the product, market penetration of the product and the rate at which customers begin using the product.

The Company has developed proprietary technologies for linking cytotoxic agents to monoclonal antibodies called antibody-drug conjugates, or ADCs. These proprietary technologies are the basis of ADC collaborations that the Company has entered into in the ordinary course of its business with a number of biotechnology and pharmaceutical companies. Under these ADC collaboration agreements, the Company grants its collaborators research and commercial licenses to the Company’s technology and provides technology transfer services, technical advice, supplies and services for a period of time of between two and fourteen years. The Company’s ADC collaborators are solely responsible for the development of their product candidates and the achievement of milestones in any of the categories identified above is based solely on the collaborators’ efforts.

In the case of the Company’s other collaboration and license agreements, such as the Company’s ADCETRIS collaboration with Millennium: The Takeda Oncology Company, or Millennium, or its co-development agreement with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys, the Company may be involved in certain development activities; however, the achievement of milestone events under these agreements is based on activities undertaken by the collaborator.

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

Royalty revenues and cost of royalty revenues

Royalty revenues reflect amounts earned under the ADCETRIS collaboration with Millennium. Royalties are based on a percentage of Millennium’s net sales in its territory at rates that range from the mid-teens to the mid-twenties based on sales volume. Millennium bears a portion of third party royalty costs owed on sales of ADCETRIS in its territory. This amount is included in royalty revenue in the Company’s consolidated financial statements. Cost of royalty revenues reflects amounts owed to the Company’s third party licensors related to the sale of ADCETRIS in Millennium’s territory. These amounts are recognized in the quarter in which Millennium reports its sales activity to the Company, which is the quarter following the related sales.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued “ASU 2013-2 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” that revises the disclosure requirements related to significant reclassifications of items out of accumulated other comprehensive income and into the line items included in net income. The Company adopted this standard in the first quarter of 2013 and its adoption did not impact the Company’s consolidated financial statements.

2. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units and options to purchase common stock from the calculation of diluted net loss per share as such securities are anti-dilutive for all periods presented. The weighted-average number of restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 12,246 and 14,042 (in thousands) for the three months ended March 31, 2013 and 2012, respectively.

3. Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2013
U.S. Treasury securities	$309,173	$27	$0	$309,200

Contractual Maturities
Due in one year or less	$309,173			$309,200

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2012
U.S. Treasury securities	$309,558	$42	$(5)	$309,595

Contractual Maturities
Due in one year or less	$309,558			$309,595

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
March 31, 2013
U.S. Treasury securities	$0	$0	$	NA	$	NA

December 31, 2012
U.S. Treasury securities	$76,015	$(5)	$	NA	$	NA

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. The Company did not hold any Level 2 or 3 investments as of December 31, 2012 or March 31, 2013 and did not transfer any investments in or out of Levels 1, 2 and 3 during the three month period ended March 31, 2013.

The following table presents the Company’s financial assets by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of March 31, 2013

Short-term investments—U.S. Treasury securities	$309,200	$0	$0	$309,200

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2012
Cash equivalents—U.S. Treasury securities	$10,016	$0	$0	$10,016
Short-term investments—U.S. Treasury securities	309,595	0	0	309,595

Total	$319,611	$0	$0	$319,611

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$32,681	$32,293
Work in process	0	4,605
Finished goods	1,051	849

Total	$33,732	$37,747

The Company capitalizes ADCETRIS inventory costs. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales. The Company does not capitalize manufacturing costs for any of its other product candidates.

6. Legal Matters

In the normal course of its business, the Company may become involved in various legal proceedings. The Company does not expect any current legal proceedings to have a material adverse effect on the Company’s business. Legal fees incurred as a result of our involvement in legal proceedings are expensed as incurred.

The Company is currently involved in a legal dispute with Arizona State University and related entities, or ASU, concerning the Company’s proprietary products, intellectual property licensed from ASU and contractual liability claims. The accounting framework for evaluating loss contingencies involves its classification as either: probable, reasonably possible, or remote. No damages have been claimed by ASU and the dispute is at an early stage. The Company believes that it has meritorious defenses to ASU’s claims and it does not believe that a loss is probable. At this time, the Company also does not have a reasonable basis from which to develop a range of potential loss in the event of an unfavorable outcome in this dispute and no amount has been accrued as a potential loss. A liability may be incurred in the future due to new developments with respect to this dispute.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for cancer. Our marketed product ADCETRIS®, or brentuximab vedotin, received accelerated approval in the United States in August 2011 and approval with conditions in Canada in February 2013 for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is an antibody-drug conjugate, or ADC, comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a microtubule disrupting agent, monomethyl auristatin E (MMAE), utilizing our proprietary technology. In March 2013, we submitted a supplemental Biologics License Application, or sBLA, to the U.S. Food and Drug Administration, or FDA, seeking approval for the use of ADCETRIS for retreatment and extended duration beyond 16 cycles of therapy in relapsed Hodgkin lymphoma and sALCL. We have a broad development strategy for ADCETRIS evaluating its potential application in earlier lines of therapy for patients with Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, and in other CD30-positive malignancies. In addition, we have four clinical-stage ADC programs, which consist of SGN-75, ASG-5ME, ASG-22ME and SGN-CD19A, as well as several preclinical product candidates, including SGN-CD33A and SGN-LIV1A.

We are collaborating with Millennium: The Takeda Oncology Company, or Millennium, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the United States and its territories and in Canada, and Millennium has commercial rights in the rest of the world. ADCETRIS was granted conditional marketing authorization in the European Union in October 2012 for patients with relapsed Hodgkin lymphoma or relapsed sALCL. Millennium submitted a new drug application for ADCETRIS in Japan during the first quarter of 2013, and is pursuing approvals in multiple other countries worldwide.

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

The commercial potential of ADCETRIS and the ability to realize that potential by us and Millennium remains uncertain. Our success in commercializing ADCETRIS will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. The FDA granted accelerated approval of ADCETRIS which means that we are, among other things, obligated to conduct specific post-approval clinical studies to confirm patient benefit as a condition of that approval. In addition, we are exploring the use of ADCETRIS in earlier lines of therapy in patients with Hodgkin lymphoma and MTCL, including sALCL, and in other CD30-positive malignancies. In order to do this, we are required to conduct additional extensive clinical studies and, if these studies are successful, we intend to seek additional regulatory approvals. We and Millennium are conducting four phase 3 clinical trials of ADCETRIS, one in relapsed Hodgkin lymphoma patients following autologous transplant, or ASCT, the AETHERA trial, one in relapsed cutaneous T-cell lymphoma, or CTCL, the ALCANZA trial, one in front-line advanced classical Hodgkin lymphoma, the ECHELON-1 trial, and one in front-line MTCL, including sALCL, the ECHELON-2 trial. The FDA has agreed to special protocol assessment, or SPA, agreements for the latter three of these phase 3 clinical trials. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a biologics license application, or BLA, submission to the FDA if the trial achieves its primary endpoints. The primary endpoint in the AETHERA trial is progression free survival versus placebo in patients following ASCT. The primary end point in the front-line Hodgkin lymphoma and front-line MTCL trials is modified progression free survival per independent review facility assessment. The primary endpoint in the CTCL trial is overall response rate, lasting at least 4 months, with ADCETRIS in patients with CD30-positive mycosis fungoides or primary cutaneous anaplastic large cell lymphoma compared to that achieved with therapy in the control arm. We have an agreement with Ventana Medical Systems, Inc., a member of the Roche Group, or Ventana, under which Ventana will develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. A molecular companion diagnostic is not required for the current approved indications for ADCETRIS; however, we expect that a molecular companion diagnostic may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies. All of these activities will require substantial amounts of capital and may not ultimately prove successful. Our other product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Accordingly, over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization and continued development of ADCETRIS. We will also continue to invest in research, development and manufacturing of our other product candidates. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS and the research, continued development and manufacturing of our other product candidates may require us to raise substantial amounts of additional capital and our operating expenses will fluctuate as a result of such activities. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards potential commercialization.

Although we now recognize revenue from ADCETRIS product sales in the United States and Canada, we have only limited experience commercializing ADCETRIS and our future ADCETRIS product sales will be difficult to accurately predict from period to period. In this regard, our product sales revenue may vary significantly from period to period and may be affected by a variety of factors, including the level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers, particularly in an increasingly challenging environment due to, among other things, the attention being paid to health care cost containment and other austerity measures in the U.S. and worldwide. In addition, we believe that the number of patients in ADCETRIS’ approved indications is relatively small and that our ongoing sales will be primarily attributable to the incidence of new patients who have recently failed earlier lines of cancer therapy and become eligible for ADCETRIS within the current approved indications. For these and other reasons, we expect that future ADCETRIS sales growth will be primarily dependent on our ability to expand the labeled indications of use. This will require additional time and investment in clinical trials to complete and we may not be successful. Our ability to successfully commercialize ADCETRIS and to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. We also expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development and clinical milestones by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Millennium, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

For the three months ended March 31, 2013, total revenues increased to $57.3 million, compared to $48.2 million for the same period in 2012. This increase was primarily due to growth in collaboration revenue. For the three months ended March 31, 2013, total costs and expenses increased 16% to $73.7 million, compared to $63.7 million for the same period in 2012. This primarily reflects increases in ADCETRIS collaboration activities and clinical development activities to explore additional potential applications of ADCETRIS. As of March 31, 2013, we had $344.1 million in cash and short-term investments, and $233.3 million in total stockholders’ equity.

Results of operations

Three months ended March 31, 2013

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were $33.9 million for the three months ended March 31, 2013 compared to $34.5 million for the same period in 2012. The slight decrease was a result of lower sales volume and higher gross to net sales deductions, partially offset by a higher average gross selling price per vial in 2013.

We sell ADCETRIS through a limited number of pharmaceutical distributors. Customers order ADCETRIS through these distributors and we typically ship product directly to the customer. We record product sales when title and risk of loss pass, which generally occurs upon delivery of the product to the customer. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales deductions are based on our estimates that consider payer mix in target markets, industry benchmarks and experience to date. These estimates involve a substantial degree of judgment.

Government-mandated rebates and chargebacks: We have entered into a Medicaid Drug Rebate Agreement with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to us by participating states. We estimate Medicaid rebates based on a third party study of the payer mix for ADCETRIS, information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure, our patient assistance program and experience to date. We also have completed our Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on their purchases of ADCETRIS. We have entered into a Pharmaceutical Pricing Agreement, or PPA, with the Secretary of Health and Human Services which enables certain private entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to us for the difference between wholesale acquisition cost and the discounted price for healthcare providers entitled to FSS discounts or PHS pricing. As a result of our direct-ship distribution model, we can identify the entities purchasing ADCETRIS and this information enables us to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. We also review actual rebate and chargeback information to further refine these estimates.

Distribution fees, product returns and other deductions: Our distributors charge a fee for distribution services that they perform on our behalf which is determined based on sales volume to each distributor and the negotiated fee. We allow for the return of product that is within 30 days of its expiration date or that is damaged. We estimated product returns based on historical industry information of return rates for other specialty pharmaceutical products. In addition, we considered our direct-ship distribution model, our belief that product is typically not held in the distribution channel, and the expected rapid use of the product by healthcare providers. We provide reimbursement and financial assistance to qualifying patients in the U.S. and its territories who meet various financial need criteria and are underinsured or cannot cover the cost of commercial coinsurance amounts through SeaGen Secure. Estimated contributions for commercial coinsurance are deducted from gross sales. These contributions are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect our actual experience.

We record product sales net of estimated government-mandated rebates and chargebacks, distribution fees, product returns and other deductions. These are generally referred to as gross-to-net deductions. Gross-to-net deductions, net of related payments and credits, are summarized as follows: (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2012	$4,131	$1,601	$5,732
Provision related to current period sales	4,615	834	5,449
Adjustment for prior period sales	(198)	0	(198)
Payments/credits for current period sales	(3,189)	(286)	(3,475)
Payments/credits for prior period sales	(431)	(640)	(1,071)

Balance as of March 31, 2013	$4,928	$1,509	$6,437

Deductions from gross sales increased in the three months ended March 31, 2013 from the comparable period in 2012 as a result of government discount programs. We expect fluctuations in future gross-to-net discounts primarily as a result of the varying amounts of government mandated discounts and rebates.

Collaboration and license agreement revenues

We use a time-based proportional performance model to recognize revenue over the performance obligation period of each collaboration. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under our collaboration and license agreements have not qualified as separate units of accounting. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for our current agreements. Following the completion of the performance obligation period, such amounts will be recognized as revenue when collectibility is reasonably assured. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. We use a time-based performance model for revenue recognition and believe that the development period used in each agreement is a reasonable estimate of the performance obligation period of such agreement.

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

•	Initiation of a phase 1 clinical trial. Generally, phase 1 clinical trials may take one to two years to complete.

•	Initiation or completion of a phase 2 clinical trial. Generally, phase 2 clinical trials may take one to three years to complete.

•	Initiation or completion of a phase 3 clinical trial. Generally, phase 3 clinical trials may take two to six years to complete.

Regulatory milestones in our collaborations may include the following types of events:

•

Filing of regulatory applications for marketing approval such as a BLA in the United States or a Marketing Authorization Application in Europe. Generally, it may take up to twelve months to prepare and submit regulatory filings.

•

Receiving marketing approval in a major market, such as in the United States, Europe, Japan or rest-of-world countries. Generally it may take up to three years after a marketing application is submitted to obtain full approval for marketing and pricing from the applicable regulatory agency.

Commercialization milestones in our collaborations may include the following types of events:

•	First commercial sale in a particular market, such as in the United States, Europe, Japan or rest-of-world countries.

•

Product sales in excess of a pre-specified threshold. The amount of time to achieve this type of milestone depends on several factors, including, but not limited to, the dollar amount of the threshold, the pricing of the product, market penetration of the product and the rate at which customers begin using the product.

Our proprietary ADC technologies are the basis of our ADC collaborations that we have entered into in the ordinary course of business with a number of biotechnology and pharmaceutical companies. Under these ADC collaboration agreements, we grant our collaborators research and commercial licenses to our technology and provide technology transfer services, technical advice, supplies and services for a period of time of between two and fourteen years. Our ADC collaborators are solely responsible for the development of their product candidates and the achievement of milestones in any of the categories identified above is based solely on the collaborators’ efforts.

In the case of our other collaboration and license agreements, such as our ADCETRIS collaboration with Millennium or our co-development agreement with Agensys, we may be involved in certain development activities; however, the achievement of milestone events under these agreements is based on activities undertaken by the collaborator.

The process of successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing a product candidate is highly uncertain and the attainment of any milestones is therefore uncertain and difficult to predict. In addition, since we do not take a substantive role or control the research, development or commercialization of any products generated by our ADC collaborators, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable to us by our ADC collaborators. As such, the milestone payments associated with our ADC collaborations involve a substantial degree of uncertainty and risk that they may never be received. Similarly, even in those collaborations where we may have an active role in the development of the product candidate, such as our ADCETRIS collaboration with Millennium, the attainment of a milestone is based on the collaborator’s activities and is generally outside our direction and control.

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

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended March 31,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2013	2012	% Change
Millennium	$10,342	$6,379	62%
AbbVie	4,800	1,337	259%
GSK	2,023	794	155%
Agensys	737	2,621	(72%	)
Other	3,107	2,618	19%

Total	$21,009	$13,749	53%

Millennium ADCETRIS and ADC collaborations

Revenues earned under our ADCETRIS and ADC collaborations with Millennium represented 49% and 46% of our collaboration and license agreement revenues during the three months ended March 31, 2013 and 2012, respectively. Revenues from Millennium increased during the three months ended March 31, 2013 from the comparable period in 2012 as a result of increased activity related to the ADCETRIS collaboration including reimbursement for clinical trial and drug supply activities.

Under the ADCETRIS collaboration, we are entitled to receive development- and sales-dependent milestone payments based on Millennium’s achievement of certain events related to ADCETRIS for which Millennium is responsible, payment for product supplied to Millennium and development funding equal to 50% of joint development costs. We are also entitled to tiered royalties at percentages starting in the mid-teens and escalating to the mid-twenties based on net sales of ADCETRIS within Millennium’s licensed territories. Millennium also bears a portion of third party royalty costs owed on sales of ADCETRIS in its territory. Total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $205 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $133 million relates to the achievement of regulatory milestones and up to approximately $65 million relates to the achievement of commercial milestones. To date, we have received $30 million in milestone payments related to the application acceptance and conditional marketing authorization of ADCETRIS by the European Commission.

We recognize as collaboration revenue the $60 million upfront collaboration payment, as well as other amounts earned to date, including milestones, product supply and net development cost reimbursements over the ten-year development period of the collaboration. We receive reimbursement funding from Millennium equal to one-half of the cost of joint development activities that are performed by us under the collaboration. To the extent that Millennium performs development activities under the collaboration, our development cost reimbursement payments from Millennium are reduced by an amount equal to half of the costs incurred by Millennium.

Collaboration and Co-Development Agreement with Agensys

We have entered into an agreement with Agensys to jointly research, develop and commercialize ADCs for cancer. Under this collaboration and co-development agreement, Agensys is conducting preclinical studies aimed at identifying ADC product candidates for multiple designated antigens. We are currently co-developing ASG-5ME and ASG-22ME, and we have the right to exercise a co-development option for one additional ADC product candidate upon Agensys’ submission of an investigational new drug application, or IND, to the FDA. Agensys has the right to develop and commercialize the other ADC product candidates on its own, subject to paying us annual maintenance fees, milestones, royalties and support fees for research and development services and material provided under the agreement. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. Amounts received for product candidates being developed solely by Agensys will be recognized as revenue over the performance obligation period of the collaboration agreement using a time-based approach. Revenues attributable to the Agensys agreement decreased during the three months ended March 31, 2013 from the comparable period in 2012 due to a payment made to us in the first quarter of 2012 to exercise an exclusive license for an ADC product candidate.

ADC collaboration agreements

We have other active ADC collaborations with a number of companies to allow them to use our proprietary ADC technology. Under our ADC collaborations, which we enter into in the ordinary course of business, we receive or are entitled to receive upfront cash payments, progress-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. These amounts are recognized as revenue over the performance obligation period of the agreements during which we provide limited support to the collaborator. As of March 31, 2013, our ADC collaborations had generated more than $200 million, primarily in the form of upfront payments. Total milestone payments provided for under our ADC collaborations as of March 31, 2013 could approximate up to $3.8 billion if all potential product candidates achieved all of the milestone events under all of our current ADC collaborations. Of this amount, approximately $0.8 billion relates to the achievement of development milestones, approximately $1.7 billion relates to the achievement of regulatory milestones and approximately $1.3 billion relates to the achievement of commercial milestones. Our ADC collaborators are responsible for development, manufacturing and commercialization of any ADC product candidates that result from the collaborations and are solely responsible for the achievement of any of the potential milestones under these collaborations. Since we do not control the research, development or commercialization of any products generated by our ADC collaborators, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our ADC collaborators. In addition, our current ADC collaborations are at early stages of development. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in an ADC collaborator’s business strategy and financial difficulties or other factors could result in an ADC collaborator abandoning or delaying development of its ADC product candidates. As such, the milestone payments associated with our ADC collaborations involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments provided for under our ADC collaborations and it is possible that we may never receive any significant milestone payments under our ADC collaborations.

AbbVie revenues during the three months ended March 31, 2013 reflect the earned portion of a $25 million upfront payment related to an ADC collaboration entered into in October 2012, and an $8 million upfront payment, $4.5 million in milestone payments, and reimbursable support we provided to AbbVie under an earlier ADC collaboration agreement that we entered into in March 2011.

GSK revenues increased during the three months ended March 31, 2013 from the comparable period in 2012 as a result of the earned portion of a milestone payment achieved in January 2013.

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

Royalty Revenues and Cost of Royalty Revenues

Royalty revenues reflect amounts earned under the ADCETRIS collaboration with Millennium. In October 2012, Millennium began its commercial launch of ADCETRIS in the European Union upon receiving conditional marketing authorization from the European Commission for ADCETRIS in two indications. Where applicable, Millennium made ADCETRIS available under its international named patient program. Cost of royalty revenues in the first quarter of 2013 reflect amounts owed to the Company’s third party licensors related to the sale of ADCETRIS in Millennium’s territory. We expect that royalty revenues and cost of royalty revenues will increase in 2013 as a result of the European Commission approval and increased commercial sales of ADCETRIS by Millennium.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third party royalty costs, amortization of technology license costs and distribution and other costs. We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval by the FDA in August 2011. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we track the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval is not reasonably determinable. Most of the product produced prior to FDA approval is available for us to use commercially. We expect that our cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is consumed. This cost benefit is expected to continue to some extent for at least the next twelve months, but is expected to decline based on when the components of the specific drug lots sold were produced;

however, the time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ADCETRIS sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. We expect, as this reduced-cost inventory is used, the percentage of total costs of sales for sales of ADCETRIS will increase into the low-to-mid teens. Cost of sales increased during the three months ended March 31, 2013 from the comparable period in 2012, due to a higher average cost of product sold.

Research and development.

Our research and development expenses are summarized as follows:

	Three months ended March 31,
Research and development ($ in thousands)	2013	2012	% Change
Research	$4,731	$3,725	27%
Development and contract manufacturing	18,377	14,141	30%
Clinical	21,690	17,817	22%
Share-based compensation expense	2,937	2,804	5%

Total research and development expenses	$47,735	$38,487	24%

Research expenses include, among other things, personnel, occupancy and laboratory expenses and technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies and the development of novel classes of stable linkers and cell-killing agents for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies. The increase in research expenses during the three month period ended March 31, 2013 reflects an increase in our early stage research efforts over the comparable period in 2012.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product for use in research and our clinical trials. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase in development and contract manufacturing expenses during the three month period ended March 31, 2013 resulted primarily from increased ADCETRIS collaboration activity, including higher drug supply costs and higher compensation costs due to increased staffing levels.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including clinical site expenses, clinical research organization charges, contractors and regulatory activities associated with conducting human clinical trials, including IND-enabling pharmacology and toxicology studies. The increase in clinical expenses during the three month period ended March 31, 2013 reflects increased activity related to ADCETRIS and our product candidates, costs to develop a companion diagnostic test for identifying CD30-positive malignancies that might respond to treatment with ADCETRIS, as well as higher compensation costs due to increased staffing levels.

Share-based compensation expense reflects the non-cash charge associated with stock options, restricted stock units and our employee stock purchase plan. The fair value of all employee share-based payments is charged to expense over the vesting period of the related arrangement. The increase in share-based compensation expense during the three month period ended March 31, 2013 was primarily due to a higher average fair value per share for our more recent equity grants primarily attributable to an increase in our stock price.

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

The following table shows expenses incurred for research, contract manufacturing of our product candidates and clinical and regulatory services provided by third parties as well as milestone payments for in-licensed technology for ADCETRIS and each of our later-stage product candidates. The table also presents other costs and overhead consisting of personnel, facilities and other indirect costs not directly charged to these development programs:

	Three months ended March 31,		Five years ended March 31, 2013
Product candidates ($ in thousands)	2013	2012
ADCETRIS (brentuximab vedotin)	$16,208	$7,710	$210,733
SGN-CD33A	1,164	1,354	13,860
ASG-22ME	952	2,196	13,407
SGN-LIV1A	786	424	6,839
ASG-5ME	557	149	11,775
SGN-CD19A	485	2,561	15,394
SGN-75	244	79	12,731

Total third-party costs	20,396	14,473	284,739
Other costs and overhead	24,402	21,210	405,711
Share-based compensation expense	2,937	2,804	45,319

Total research and development	$47,735	$38,487	$735,769

Third-party costs for ADCETRIS increased during the three months ended March 31, 2013 from the comparable period in 2012, primarily due to increased ADCETRIS collaboration activities including clinical trials and drug supply costs.

The primary changes in third party costs for our product candidates were associated with decreases in costs related to ASG-22ME and SGN-CD19A. ASG-22ME is a co-development project with Agensys for which each party co-funds fifty percent of the development cost. The expense for both of these programs during the three months ended March 31, 2012 included higher manufacturing costs related to preparation for clinical trials.

Other costs and overhead include costs associated with personnel and facilities. These costs increased during the three months ended March 31, 2013 from the comparable period in 2012, primarily reflecting an increase in staffing levels in our development and clinical groups in the 2013 period.

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

Selling, general and administrative

	Three months ended March 31,
Selling, general and administrative ($ in thousands)	2013	2012	% Change
Selling, general and administrative, excluding share-based compensation expense	$18,217	$18,888	(4)%
Share-based compensation expense	3,669	3,297	11%

Total selling, general and administrative expenses	$21,886	$22,185	(1)%

Selling, general and administrative expenses, excluding share-based compensation expense, during the three months ended March 31, 2013 were relatively consistent with the comparable period in 2012. Share-based compensation expense reflects the non-cash charge associated with stock options, restricted stock units and our employee stock purchase plan. The fair value of all employee share-based payments is charged to expense over the vesting period of the related share-based payment. Share-based compensation expense increased during the three months ended March 31, 2013 from the comparable period in 2012 due to a higher average fair value per optioned share for our more recent grants primarily attributable to an increase in our stock price.

Investment and other income, net

Investment and other income, net decreased to $0.1 million for the three months ended March 31, 2013 from $3.2 million in the comparable period in 2012. The 2012 period amount primarily reflects a recovery from a former investment advisor in settlement of claims against the advisor concerning our previous holdings in auction rate securities.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	March 31, 2013	December 31, 2012
Cash, cash equivalents and investments	$344,134	$364,258
Working capital	341,952	340,283
Stockholders’ equity	233,266	226,148

	Three months ended March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$(29,872)	$(27,855)
Investing activities	(6,643)	(14,020)
Financing activities	16,786	7,584

Our combined cash, cash equivalents and investment securities decreased during the three months ended March 31, 2013 primarily reflecting our net loss and working capital fluctuations for the three months ended March 31, 2013.

Net cash used in investing activities for the three months ended March 31, 2013 primarily reflects our investments in tenant improvements and laboratory equipment for our newest facility.

Net cash provided by financing activities for the three month period ended March 31, 2013 resulted from the proceeds of stock option exercises and our employee stock purchase plan.

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

We have structured our investment portfolio to provide working capital as needed to fund our operations. Our cash and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts.

Our investment portfolio is structured to provide for access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of March 31, 2013, we had $344.1 million held in cash reserves or debt securities scheduled to mature within the next twelve months.

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

We are required to conduct additional confirmatory phase 3 post-approval studies of ADCETRIS as part of our regulatory approvals. These are large studies that will be conducted over a lengthy period of time and although we have commenced these studies, based on the expected length of these studies and the inherent uncertainty of clinical trial costs, we may be required to raise additional capital in order to complete the studies. In this regard, whether we have sufficient funding to complete these studies will be partially dependent upon cash received from sales of ADCETRIS, which may not be sufficient to complete these studies. Our inability to obtain funds sufficient to complete these studies and establish confirmatory evidence of efficacy for ADCETRIS may have material adverse consequences to us, including the loss of marketing approval for ADCETRIS. These required post-approval studies will also significantly increase our clinical trial expenses, which could increase our losses and/or negatively impact our ability to achieve or maintain profitability.

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

Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. There have been no material changes from the contractual commitments previously disclosed in that Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates during the three months ended March 31, 2013 has not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had holdings in U.S. Treasury securities totaling $309.2 million and $309.6 million as of March 31, 2013 and December 31, 2012, respectively.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.0 million in the fair value of our investments as of March 31, 2013. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.1 million over the next twelve months based on our investment balance at March 31, 2013.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the three months ended March 31, 2013, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro, British Pound and Canadian Dollar. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC.

Risks Related to Our Business

Our near-term prospects are substantially dependent on ADCETRIS. If we and/or Millennium are unable to successfully commercialize ADCETRIS for the treatment of patients in its approved indications, our ability to generate significant revenue or achieve profitability will be adversely affected.

ADCETRIS® (brentuximab vedotin), our only marketed product, received accelerated approval in the United States in August 2011 and approval with conditions in Canada in February 2013 for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is our only product approved for marketing and our ability to generate revenue from product sales and achieve profitability is substantially dependent on our ability to successfully commercialize ADCETRIS for the treatment of patients in its two approved indications. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

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

In December 2009, we entered into an agreement with Millennium to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Millennium has commercial rights in the rest of the world. The success of this collaboration and the activities of Millennium will significantly impact the potential commercialization of ADCETRIS in countries other than the United States and in Canada. In October 2012, Millennium announced that it had received conditional marketing authorization for ADCETRIS from the European Commission for two indications: (1) the treatment of adult patients with relapsed or refractory CD30-positive Hodgkin lymphoma following ASCT or following at least two prior therapies when ASCT or multi-agent chemotherapy is not a treatment option, and (2) the treatment of adult patients with relapsed or refractory sALCL. Conditional marketing authorization by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. Although Millennium received conditional marketing authorization from the European Commission, we cannot control the amount and timing of resources that Millennium dedicates to the commercialization of ADCETRIS, or to its marketing and distribution, and our ability to generate revenues from ADCETRIS product sales by Millennium depends on Millennium’s ability to achieve market acceptance of, and to otherwise effectively market, ADCETRIS for its approved indications in its territory.

We currently expect that future ADCETRIS sales growth will depend primarily on our ability to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and mature T-cell lymphoma, or MTCL, including sALCL, and in a range of CD30-positive hematologic malignancies and solid tumor indications, including relapsed cutaneous T-cell lymphoma, or CTCL. This will require additional time and investment in clinical trials and there can be no assurance that we and/or Millennium will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications or to market ADCETRIS at all in jurisdictions other than the United States, Canada, and the European Union. We and Millennium have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana will develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies in a timely manner or at all. Even if we and Millennium receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Millennium may not be able to successfully commercialize ADCETRIS, including for the reasons set forth above.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.*

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter and year to year. We have a limited amount of historical sales data and although we provide sales guidance for ADCETRIS from time to time, you should not rely on ADCETRIS sales results in any period as being indicative of future performance. Such guidance is based on assumptions that may be incorrect or that may change from quarter to quarter. Sales of ADCETRIS have in the past been below the expectations of securities analysts and investors and have been below prior period sales, and sales of ADCETRIS in the future may also be below prior period sales, our own guidance and/or the expectations of securities analysts and investors. To the extent that we do not meet our guidance or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

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

Reports of adverse events or safety concerns involving ADCETRIS could interrupt, delay or halt clinical trials of ADCETRIS, including the FDA-required ADCETRIS post-approval confirmatory studies as well as the post-approval confirmatory studies that Millennium is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission. In addition, reports of adverse events or safety concerns involving ADCETRIS could result in regulatory authorities denying or withdrawing approval of ADCETRIS for any or all indications, including the use of ADCETRIS for the treatment of patients in its approved indications. We cannot assure you that patients receiving ADCETRIS will not experience serious adverse events in the future.

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

ADCETRIS was approved for treating patients in two indications under conditional approval regulations in the U.S. and Canada, which allow for approval of products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. Under these types of conditional approval, we are subject to certain post-approval requirements pursuant to which we are conducting additional confirmatory phase 3 trials to verify and describe the clinical benefit of ADCETRIS in its two approved indications. Our failure to complete these required post-approval studies, or to confirm a clinical benefit during these post-approval studies, could result in the withdrawal of approval of ADCETRIS, which would seriously harm our business. In addition, we are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize ADCETRIS in the United States, Canada or potentially other jurisdictions. Similarly, the conditional marketing authorization of ADCETRIS for two indications by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. Millennium’s failure to provide this additional clinical data or to confirm the positive benefit-risk balance, could result in the European Commission withdrawing approval of ADCETRIS in the European Union, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Millennium in the European Union and could adversely affect our results of operations.

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

Government and other third-party payers increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for indications for which the applicable regulatory agency has not granted approval. Third-party insurance coverage may not be available to patients for ADCETRIS. If government and other third-party payers do not provide adequate coverage and reimbursement levels for ADCETRIS, market acceptance of ADCETRIS would be adversely affected.

If our competitors develop and market products that are more effective than ADCETRIS, our commercial opportunity will be reduced or eliminated.

Even though we have obtained approval to market ADCETRIS in two indications in the United States and Canada and Millennium has obtained approval in the European Union, our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than ADCETRIS for its two approved indications or any other potential indication. Our competitors include large, fully-integrated pharmaceutical companies and more established biotechnology companies, both of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Academic institutions, government agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that competitors will succeed in developing technologies that are more effective than those used in ADCETRIS, or that would render our technology obsolete or noncompetitive.

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

We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting required post-approval and other clinical trials of, and seeking additional regulatory approvals for, ADCETRIS as well as commercializing ADCETRIS for the treatment of patients in its two approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize our product candidates. Although we now recognize revenue from ADCETRIS product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our limited operating and commercialization history makes our future operating results difficult to predict. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

If we or our collaborators are not able to obtain or maintain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates.

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and MTCL and in other CD30-positive malignancies, including CTCL, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Millennium may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our other product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. Moreover, even though three of our phase 3 clinical trials of ADCETRIS that we are conducting with Millennium, are being conducted under a special protocol assessment, or SPA, with the FDA, this is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that are being conducted under SPAs with the FDA will be sufficient to support FDA approval. Further, an SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols. In addition, an SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of an SPA agreement and the data and results from the applicable clinical trial. Regulatory agencies also may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies or risk evaluation and mitigation strategies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in additional indications.

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

We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In addition, many of our future and ongoing ADCETRIS clinical trials are being or will be coordinated with Millennium, which may delay the commencement or affect the continuation or completion of these trials. We have experienced enrollment-related delays in certain of our current and previous clinical trials and will likely experience similar delays in our future trials, particularly as we attempt to significantly increase patient size required for phase 3 studies of ADCETRIS that we are required to conduct to satisfy the FDA’s post-approval requirements. We depend on medical institutions and clinical research organizations, or CROs, to conduct some of our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the United States dollar to the foreign currency where the trial is being conducted may impact our actual costs.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occur in later-stage clinical trials. For example, during 2011 we announced that, based on a phase 1 trial combining ADCETRIS with ABVD chemotherapy, ADCETRIS should not be combined with bleomycin, one of the drugs in ABVD chemotherapy, due to increased incidence of pulmonary toxicity in the combination arm of the trial. The FDA has since approved changes to the ADCETRIS label to add a contraindication warning relating to the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events, including patient fatalities that may be attributable to ADCETRIS during a clinical trial could cause it to be redone or terminated or negatively affect our ability to market ADCETRIS or expand into other indications. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

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

In the United States and Canada, we sell ADCETRIS through a limited number of pharmaceutical distributors. Healthcare providers order ADCETRIS through these distributors. We generally receive orders from distributors and ship product directly to the healthcare provider. We do not promote ADCETRIS to these distributors and they do not set or determine demand for ADCETRIS; however, our ability to successfully commercialize ADCETRIS will depend, in part, on the performance of these distributors. Although we believe we can find alternative distributors on relatively short notice, the loss of a major distributor could materially and adversely affect our results of operations and financial condition.

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the continued development and commercialization of ADCETRIS.

We do not currently have the internal ability to manufacture the drug products that we sell or need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply such drug products. For the monoclonal antibody used in ADCETRIS, we have contracted with AbbVie for clinical and commercial supply. For ADCETRIS and other ADCs, several contract manufacturers, including SAFC, supply us with drug-linker and other contract manufacturers perform conjugation of the drug-linker to the antibody and fill/finish of drug product into vials. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including shipping and storage of ADCETRIS. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of ADCETRIS for use in our clinical trials and for commercial sale. If our contract manufacturers or other third parties fail to deliver ADCETRIS for clinical use or sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or otherwise discontinue development, production and sale of ADCETRIS. Moreover, contract manufacturers have a limited number of facilities in which ADCETRIS can be produced and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions could result in the cancellation of shipments, loss of product in the manufacturing process, a shortfall in ADCETRIS, or the inability to sell our products in the U.S. or abroad. In addition, we depend on outside vendors for the supply of raw materials used to produce ADCETRIS. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have ADCETRIS manufactured to meet commercial and clinical requirements would be adversely affected.

Any failures or setbacks in our ADC development program would negatively affect our business and financial position.

ADCETRIS and our SGN-75, ASG-5ME, ASG-22ME, SGN-CD19A, SGN-CD33A and SGN-LIV1A product candidates are all based on our ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our collaborations with AbbVie, Agensys, Bayer, Celldex, Daiichi Sankyo, Genentech, Genmab, GSK, Millennium, Pfizer and Progenics, and our co-development agreements with Agensys, Genmab, and OBT. Although ADCETRIS has received marketing approval in the United States, Canada and in the European Union, ADCETRIS is our first and only ADC product that has been approved for commercial sale in any jurisdiction. Any failures or setbacks in our ADC development program, including adverse effects resulting from the use of this technology in human clinical trials, could have a detrimental impact on the continued commercialization of ADCETRIS and our internal product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

Our current product candidates are in relatively early stages of development, and it is possible that none of these product candidates will ever become commercial products.

Our current product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, we have four clinical-stage ADC programs, which consist of SGN-75, ASG-5ME, ASG-22ME and SGN-CD19A, as well as several preclinical product candidates, including SGN-CD33A and SGN-LIV1A. If a product candidate fails at any stage of development or we otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. Moreover, we still have only limited data from our phase 1 trials of SGN-75, ASG-5ME, ASG-22ME, and SGN-CD19A. As a result, we may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates and it is possible that none of our current product candidates will ever become commercial products. In addition, we expect that much of our effort and many of our expenditures over the next few years will be devoted to the additional clinical development of and commercialization activities associated with ADCETRIS, which may restrict or delay our ability to develop our clinical and preclinical product candidates.

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

•	the cost of establishing and maintaining clinical and commercial supplies of ADCETRIS;

•	the costs associated with acquisitions or licenses of additional technologies, products, or companies, including licenses we may need to commercialize our products;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the potential costs associated with international, state and federal taxes; and

•	competing technological and market developments.

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

We rely on license agreements for certain aspects of ADCETRIS and our ADC technology. Failure to maintain these license agreements or to secure any required new licenses could prevent us from continuing to develop and commercialize ADCETRIS and our other product candidates. *

We have entered into agreements with third-party commercial and academic institutions to license technology for use in ADCETRIS and our ADC technology. Currently, we have license agreements with Bristol-Myers Squibb, CLB-Research and Development, the University of Miami and Spirogen, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize ADCETRIS or our other product candidates. Further, we may have disputes with our licensors, which may impact our ability to develop and commercialize ADCETRIS or our other product candidates or require us to enter into additional licenses. For example, we have filed for declaratory relief against one of our licensors, Arizona Science and Technology Enterprises LLC, with respect to one of our proprietary drug technologies and it has made additional claims against us related to our use of this technology. An adverse result in this dispute, or other potential future disputes with our licensees, may impact our ability to develop and commercialize ADCETRIS and our other product candidates, or may require us to enter into additional licenses or to incur additional costs. In addition, continued development and commercialization of ADCETRIS and our other product candidates will likely require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value. *

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the first quarter of 2013, our closing stock price fluctuated between $24.14 and $36.32 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our existing stockholders have significant control of our management and affairs. *

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 63.0 percent of our voting power as of May 2, 2013. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6.	Exhibits

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1(5)	Seattle Genetics, Inc. 2013 Senior Executive Annual Bonus Plan.

10.2(5)	Compensation Information for Executive Officers and Directors.

10.3(5) †	Seventh Amendment to Development and Supply Agreement dated January 2, 2013 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+(6)	XBRL Instance Document

101.SCH+(6)	XBRL Taxonomy Extension Schema Document.

101.CAL+(6)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+(6)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+(6)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+(6)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 7, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2011 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on August 12, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2012 (File No. 000-32405) and incorporated herein by reference.
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
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: May 8, 2013

EXHIBIT INDEX

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

10.1(5)	Seattle Genetics, Inc. 2013 Senior Executive Annual Bonus Plan.

10.2(5)	Compensation Information for Executive Officers and Directors.

10.3(5) †	Seventh Amendment to Development and Supply Agreement dated January 2, 2013 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+(6)	XBRL Instance Document

101.SCH+(6)	XBRL Taxonomy Extension Schema Document.

101.CAL+(6)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+(6)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+(6)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+(6)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 7, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2011 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on August 12, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2012 (File No. 000-32405) and incorporated herein by reference.
(6)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.