Form 10-Q
period 2013-06-30
SEATTLE GENETICS INC /WA
filed 2013-08-07
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, there were 121,843,582 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$27,632	$54,663
Short-term investments	310,457	309,595
Interest receivable	613	893
Accounts receivable, net	47,669	33,443
Inventories	38,661	37,747
Prepaid expenses and other current assets	6,343	4,519

Total current assets	431,375	440,860
Property and equipment, net	29,684	24,752
Other non-current assets	5,532	5,810

Total assets	$466,591	$471,422

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$49,577	$56,130
Current portion of deferred revenue	40,771	44,447

Total current liabilities	90,348	100,577

Long-term liabilities
Deferred revenue, less current portion	133,455	138,767
Deferred rent and other long-term liabilities	5,673	5,930

Total long-term liabilities	139,128	144,697

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 121,478 shares issued and outstanding at June 30, 2013 and 119,710 shares issued and outstanding at December 31, 2012	121	120
Additional paid-in capital	927,939	893,773
Accumulated other comprehensive income	0	37
Accumulated deficit	(690,945)	(667,782)

Total stockholders’ equity	237,115	226,148

Total liabilities and stockholders’ equity	$466,591	$471,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Net product sales	$35,736	$34,691	$69,656	$69,187
Collaboration and license agreement revenues	34,282	12,894	55,291	26,643
Royalty revenues	3,540	1,238	5,939	1,238

Total revenues	73,558	48,823	130,886	97,068

Costs and expenses
Cost of sales	3,311	2,995	6,480	6,066
Cost of royalty revenues	1,447	502	2,372	502
Research and development	52,273	42,755	100,008	81,242
Selling, general and administrative	23,536	19,862	45,422	42,047

Total costs and expenses	80,567	66,114	154,282	129,857

Loss from operations	(7,009)	(17,291)	(23,396)	(32,789)
Investment and other income, net	110	55	233	3,255

Net loss	$(6,899)	$(17,236)	$(23,163)	$(29,534)

Net loss per share—basic and diluted	$(0.06)	$(0.15)	$(0.19)	$(0.25)

Shares used in computation of net loss per share—basic and diluted	121,317	117,252	120,888	116,800

Comprehensive loss:
Net loss	$(6,899)	$(17,236)	$(23,163)	$(29,534)
Other comprehensive loss—unrealized loss on securities available for sale	(27)	(2)	(37)	(57)

Comprehensive loss	$(6,926)	$(17,238)	$(23,200)	$(29,591)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2013	2012
Operating activities
Net loss	$(23,163)	$(29,534)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	13,386	11,637
Depreciation and amortization	3,841	3,023
Amortization of premiums, accretion of discounts and gain on investments	1,233	1,016
Deferred rent and other long-term liabilities	(257)	(81)
Changes in operating assets and liabilities
Interest receivable	280	(238)
Accounts receivable, net	(14,226)	23,402
Inventories	(914)	(16,228)
Prepaid expenses and other current assets	(1,824)	(2,806)
Accounts payable and accrued liabilities	(6,553)	(894)
Deferred revenue	(8,988)	(3,880)

Net cash used in operating activities	(37,185)	(14,583)

Investing activities
Purchases of securities available for sale	(210,131)	(255,263)
Proceeds from maturities of securities available for sale	208,000	221,851
Proceeds from sales of securities available for sale	0	5,825
Purchases of property and equipment	(8,391)	(2,326)
Purchases of other non-current assets	(105)	0

Net cash used in investing activities	(10,627)	(29,913)

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	20,781	17,622

Net cash provided by financing activities	20,781	17,622

Net decrease in cash and cash equivalents	(27,031)	(26,874)
Cash and cash equivalents at beginning of period	54,663	87,634

Cash and cash equivalents at end of period	$27,632	$60,760

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Government-mandated rebates and chargebacks: The Company has entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to the Company by participating states. The Company estimates Medicaid rebates based on a third party study of the payer mix for ADCETRIS, information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure®, the Company’s patient assistance program, and experience to date. The Company has also completed a Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of ADCETRIS. The Company has entered into a Pharmaceutical Pricing Agreement, or PPA, with the Secretary of Health and Human Services, which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to the Company for the difference between wholesale acquisition cost and the applicable discounted price. As a result of the Company’s direct-ship distribution model, it can determine the entities purchasing ADCETRIS and this information enables the Company to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. The Company also reviews historical rebate and chargeback information to further refine these estimates.

Distribution fees, product returns and other deductions: The Company’s distributors charge a fee for distribution services that they perform on behalf of the Company which is determined based on sales volume to each distributor. The Company allows for the return of product that is within 30 days of its expiration date or that is damaged. The Company estimates product returns based on its experience to date and historical industry information of return rates for other specialty pharmaceutical products. In addition, the Company considers its direct-ship distribution model, its belief that product is typically not held in the distribution channel, and the expected rapid use of the product by healthcare providers. The Company provides financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance amounts through SeaGen Secure. SeaGen Secure is available to patients in the U.S. and its territories who meet various financial need criteria. Estimated contributions for commercial coinsurance are deducted from gross sales and are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect the Company’s actual experience.

Collaboration and license agreement revenues

The Company licenses its intellectual property to third parties that use the intellectual property to develop product candidates. If there are continuing performance obligations, the Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company believes that the development period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for the Company’s current agreements. When there are no performance obligations of the Company, or following the completion of the performance obligation period, such amounts will be recognized as revenue when collectibility is reasonably assured.

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

The Company has developed proprietary technologies for linking cytotoxic agents to monoclonal antibodies called antibody-drug conjugates, or ADCs. These proprietary technologies are the basis of ADC collaborations that the Company has entered into in the ordinary course of its business with a number of biotechnology and pharmaceutical companies. Under these ADC collaboration agreements, the Company grants its collaborators research and commercial licenses to the Company’s technology and typically provides technology transfer services, technical advice, supplies and services for a period of time of between two and fourteen years, depending on the terms of each agreement. The Company’s ADC collaborators are solely responsible for the development of their product candidates and the achievement of milestones in any of the categories identified above is based solely on the collaborators’ efforts.

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

2. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units and options to purchase common stock from the calculation of diluted net loss per share as such securities are anti-dilutive for all periods presented. The weighted-average number of restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 11,284 and 13,399 for the three months ended June 30, 2013 and 2012, and 11,762 and 13,720 for the six months ended June 30, 2013 and 2012, respectively (amounts in thousands.)

3. Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2013
U.S. Treasury securities	$310,457	$12	$(12)	$310,457

Contractual Maturities
Due in one year or less	$310,457			$310,457

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2012
U.S. Treasury securities	$309,558	$42	$(5)	$309,595

Contractual Maturities
Due in one year or less	$309,558			$309,595

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
June 30, 2013
U.S. Treasury securities	$107,946	$(12)	$	NA	$	NA

December 31, 2012
U.S. Treasury securities	$76,015	$(5)	$	NA	$	NA

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. The Company did not hold any Level 2 or 3 investments as of December 31, 2012 or June 30, 2013 and did not transfer any investments in or out of Levels 1, 2 and 3 during the six month period ended June 30, 2013.

The following table presents the Company’s financial assets by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of June 30, 2013

Short-term investments—U.S. Treasury securities	$310,457	$0	$0	$310,457

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2012
Cash equivalents—U.S. Treasury securities	$10,016	$0	$0	$10,016
Short-term investments—U.S. Treasury securities	309,595	0	0	309,595

Total	$319,611	$0	$0	$319,611

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$34,972	$32,293
Work in process	2,537	4,605
Finished goods	1,152	849

Total	$38,661	$37,747

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

The Company was involved in legal proceedings with Arizona State University and related entities, or ASU, concerning the Company’s proprietary products, intellectual property licensed from ASU and contractual liability claims against the Company. In July 2013, ASU agreed to dismiss all legal proceedings against the Company.

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

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for cancer. Our marketed product ADCETRIS®, or brentuximab vedotin, received accelerated approval in the United States in August 2011 and approval with conditions in Canada in February 2013 for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is an antibody-drug conjugate, or ADC, comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a microtubule disrupting agent, monomethyl auristatin E (MMAE), utilizing our proprietary technology. We have a broad development strategy for ADCETRIS evaluating its potential application in earlier lines of therapy for patients with Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, and in other CD30-positive malignancies. In July 2013 we received notification from the U.S. Food and Drug Administration, or FDA, regarding a supplemental Biologics License Application that we submitted in March 2013. Based on ongoing interactions with the FDA, we anticipate that the 16-cycle limitation on duration of use of ADCETRIS will be removed from the U.S. prescribing information. We further anticipate that a label claim for retreatment will not be approved.

In addition, we have six clinical-stage ADC programs, which consist of SGN-75, ASG-22ME, SGN-CD19A, SGN-CD33A, ASG-15ME and SGN-LIV1A. We recently determined, in collaboration with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys, to discontinue development of ASG-5ME. We continue to develop ASG-22ME and ASG-15ME under our collaboration with Agensys.

We are collaborating with Millennium: The Takeda Oncology Company, or Millennium, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the United States and its territories and in Canada, and Millennium has commercial rights in the rest of the world. ADCETRIS was granted conditional marketing authorization in the European Union in October 2012 for patients with relapsed Hodgkin lymphoma or relapsed sALCL. Millennium has also received and continues to pursue marketing approvals in multiple other countries.

We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd. (formerly part of Abbott Laboratories), or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Millennium, Pfizer, Inc., or Pfizer, and PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; as well as ADC co-development agreements with Agensys, Genmab A/S, or Genmab, and Oxford BioTherapeutics Ltd., or OBT.

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

We and Millennium are conducting four phase 3 clinical trials of ADCETRIS, one in relapsed Hodgkin lymphoma patients following autologous stem cell transplant, or ASCT, called the AETHERA trial, one in relapsed cutaneous T-cell lymphoma, or CTCL, called the ALCANZA trial, one in frontline advanced classical Hodgkin lymphoma, called the ECHELON-1 trial, and one in frontline MTCL, including sALCL, called the ECHELON-2 trial. The FDA has agreed to special protocol assessment, or SPA, agreements for the ALCANZA, ECHELON-1 and ECHELON-2 clinical trials. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a BLA submission to the FDA if the trial achieves its primary endpoints. The primary endpoint in the AETHERA trial is progression free survival versus placebo following ASCT. The primary end point in the ECHELON-1 and ECHELON-2 trials is progression free survival per independent review facility assessment in patients treated with ADCETRIS compared to that achieved with therapy in the control arm. The primary endpoint in the ALCANZA trial is overall response rate, lasting at least 4 months, in patients treated with ADCETRIS compared to that achieved with therapy in the control arm.

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

Although we recognize revenue from ADCETRIS product sales in the United States and Canada, we have only limited experience commercializing ADCETRIS and our future ADCETRIS product sales will be difficult to accurately predict from period to period. In this regard, our product sales revenue may vary significantly from period to period and may be affected by a variety of factors, including the level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS, and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers, particularly in an increasingly challenging environment due to, among other things, the attention being paid to health care cost containment and other austerity measures in the U.S. and worldwide. In addition, we believe that our initial sales of ADCETRIS in the United States have depleted the prevalence pool of patients in its approved indications and therefore, our ongoing sales of ADCETRIS will be primarily dependent on the incidence rate of new patients who have recently failed earlier lines of cancer therapy and become eligible for ADCETRIS within the current approved indications. Accordingly, we believe that the level of our ongoing ADCETRIS sales is now largely subject to the incidence flow of patients eligible for treatment with ADCETRIS, which could vary significantly from period to period. Moreover, while the incidence rate of newly relapsing patients in ADCETRIS’ approved indications has not been definitely determined, we believe that the incidence rate is relatively low. For these and other reasons, we expect that future ADCETRIS sales growth, if any, will be primarily dependent on future price increases and our ability to expand the labeled indications of use. Our efforts to expand ADCETRIS’ labeled indications of use will require additional time and investment in clinical trials to complete and we may not be successful. Our ability to successfully commercialize ADCETRIS and to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. We also expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development and clinical milestones by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Millennium, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

For the six months ended June 30, 2013, total revenues increased to $130.9 million, compared to $97.1 million for the same period in 2012. This increase was primarily due to growth in collaboration revenue. Net product sales of ADCETRIS were $69.7 million for the six months ended June 30, 2013 compared to $69.2 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, total costs and expenses increased to $154.3 million, compared to $129.9 million for the same period in 2012. This primarily reflects increases in ADCETRIS collaboration activities, including product supply to Millennium and clinical development efforts to explore additional potential applications of ADCETRIS, as well as investment in our ADC pipeline programs. As of June 30, 2013, we had $338.1 million in cash and short-term investments, and $237.1 million in total stockholders’ equity.

Results of operations

Three and six months ended June 30, 2013 and 2012

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were $35.7 million and $34.7 million for the three month periods ended June 30, 2013 and 2012, respectively, and $69.7 million and $69.2 million for the six month periods ended June 30, 2013 and 2012, respectively. The increases for both periods were due to a higher average selling price for ADCETRIS, partially offset by lower sales volume in both periods. We sell ADCETRIS through a limited number of pharmaceutical distributors. Customers order ADCETRIS through these distributors and we typically ship product directly to the customer. We record product sales when title and risk of loss pass, which generally occurs upon delivery of the product to the customer. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales deductions are based on our estimates that consider payer mix in target markets, industry benchmarks and experience to date. These estimates involve a substantial degree of judgment.

Government-mandated rebates and chargebacks: We have entered into a Medicaid Drug Rebate Agreement with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to us by participating states. We estimate Medicaid rebates based on a third party study of the payer mix for ADCETRIS, information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure, our patient assistance program and experience to date. We also have completed our Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of ADCETRIS. We have entered into a Pharmaceutical Pricing Agreement, or PPA, with the Secretary of Health and Human Services which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to us for the difference between wholesale acquisition cost and the applicable discounted price. As a result of our direct-ship distribution model, we can identify the entities purchasing ADCETRIS and this information enables us to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. We also review actual rebate and chargeback information to further refine these estimates.

Distribution fees, product returns and other deductions: Our distributors charge a fee for distribution services that they perform on our behalf which is determined based on sales volume to each distributor and the negotiated fee. We allow for the return of product that is within 30 days of its expiration date or that is damaged. We estimate product returns based on our experience to date and historical industry information of return rates for other specialty pharmaceutical products. In addition, we consider our direct-ship distribution model, our belief that product is typically not held in the distribution channel, and the expected rapid use of the product by healthcare providers. We provide reimbursement and financial assistance to qualifying patients in the U.S. and its territories who meet various financial need criteria and are underinsured or cannot cover the cost of commercial coinsurance amounts through SeaGen Secure. Estimated contributions for commercial coinsurance are deducted from gross sales. These contributions are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect our actual experience.

We record product sales net of estimated government-mandated rebates and chargebacks, distribution fees, product returns and other deductions. These are generally referred to as gross-to-net deductions. Gross-to-net deductions, net of related payments and credits, are summarized as follows: (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2012	$4,131	$1,601	$5,732
Provision related to current period sales	8,656	1,699	10,355
Adjustment for prior period sales	(488)	(53)	(541)
Payments/credits for current period sales	(6,953)	(964)	(7,917)
Payments/credits for prior period sales	(686)	(655)	(1,341)

Balance as of June 30, 2013	$4,660	$1,628	$6,288

Deductions from gross sales increased in 2013 compared to 2012 as a result of increased discounts attributable to government programs. We expect future gross-to-net discounts to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors.

Collaboration and license agreement revenues

We license our intellectual property to third parties that use the intellectual property to develop product candidates. If there are continuing performance obligations, we use a time-based proportional performance model to recognize revenue over our performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under our collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. We believe that the development period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for our current agreements. When we have no further performance obligations or following the completion of the performance obligation period, such amounts will be recognized as revenue when collectibility is reasonably assured.

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

Our proprietary ADC technologies are the basis of our ADC collaborations that we have entered into in the ordinary course of business with a number of biotechnology and pharmaceutical companies. Under these ADC collaboration agreements, we grant our collaborators research and commercial licenses to our technology and typically provide technology transfer services, technical advice, supplies and services for a period of time of between two and fourteen years depending on the terms of each agreement. Our ADC collaborators are solely responsible for the development of their product candidates and the achievement of milestones in any of the categories identified above is based solely on the collaborators’ efforts.

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

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended June 30,				Six months ended June 30,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2013	2012	% Change		2013	2012	% Change
Millennium	$8,624	$7,214	20%		$18,966	$13,593	40%
Bayer	12,000	0	N/A		12,000	0	N/A
AbbVie	3,124	1,264	147%		7,924	2,601	205%
Agensys	5,645	737	666%		6,382	3,358	90%
Genentech	3,452	1,357	154%		4,362	2,219	97%
GSK	906	760	19%		2,929	1,554	88%
Other	531	1,562	(66%	)	2,728	3,318	(18%	)

Total	$34,282	$12,894	166%		$55,291	$26,643	108%

Millennium ADCETRIS and ADC collaborations

Revenues earned under our ADCETRIS and ADC collaborations with Millennium represented 25% and 56% of our collaboration and license agreement revenues during the three month periods ended June 30, 2013 and 2012, and 34% and 51% during the six month periods ended June 30, 2013 and 2012, respectively. Revenues from Millennium increased as compared to the comparable periods in 2012 as a result of increased activity related to the ADCETRIS collaboration including reimbursement for clinical trial and drug supply activities.

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

We recognize as collaboration revenue the $60 million upfront collaboration payment, as well as other amounts earned to date, including regulatory milestones, product supply and net development cost reimbursements over the ten-year development period of the collaboration. We receive reimbursement funding from Millennium equal to one-half of the cost of joint development activities that are performed by us under the collaboration. To the extent that Millennium performs development activities under the collaboration, our development cost reimbursement payments from Millennium are reduced by an amount equal to half of the costs incurred by Millennium. We expect that development activities performed by Millennium will continue to increase, including certain clinical trials of ADCETRIS, which will lead to a reduction in the level of net reimbursement funding that we receive from Millennium.

Collaboration and Co-Development Agreement with Agensys

We have entered into an agreement with Agensys to jointly research, develop and commercialize ADCs for cancer. Under this collaboration and co-development agreement, Agensys is conducting preclinical studies aimed at identifying ADC product candidates for multiple designated antigens. We are currently co-developing ASG-22ME and ASG-15ME, a program we opted into in June 2013. We and Agensys recently determined to discontinue development of ASG-5ME under our collaboration. Agensys has the right to develop and commercialize other ADC product candidates on its own, subject to paying us annual maintenance fees, milestones, royalties and support fees for research and development services and material provided under the agreement. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. Amounts received for product candidates being developed solely by Agensys are recognized as revenue. Revenues attributable to the Agensys agreement increased during both the three and six month periods ended June 30, 2013 from the comparable periods in 2012 due to a payment made to us in the second quarter of 2013 to exercise an exclusive license for an ADC product candidate and Agensys’ decision in the second quarter of 2013 not to extend the research term of the collaboration, which accelerated recognition of the remaining deferred revenue. Revenue attributable to the Agensys collaboration is expected to decline over the remainder of the year.

ADC collaboration agreements

We have other active ADC collaborations with a number of companies to allow them to use our proprietary ADC technology. Under our ADC collaborations, which we enter into in the ordinary course of business, we receive or are entitled to receive upfront cash payments, progress-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. These amounts are recognized as revenue over the performance obligation period of the agreements during which we provide limited support to the collaborator. As of June 30, 2013, our ADC collaborations had generated more than $225 million, primarily in the form of upfront payments. Total milestone payments provided for under our ADC collaborations as of June 30, 2013 could approximate up to $3.7 billion if all potential product candidates achieved all of the milestone events under all of our current ADC collaborations. Of this amount, approximately $0.7 billion relates to the achievement of development milestones, approximately $1.5 billion relates to the achievement of regulatory milestones and approximately $1.5 billion relates to the achievement of commercial milestones. Our ADC collaborators are responsible for development, manufacturing and commercialization of any ADC product candidates that result from the collaborations and are solely responsible for the achievement of any of the potential milestones under these collaborations. Since we do not control the research, development or commercialization of any products generated by our ADC collaborators, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our ADC collaborators. In addition, our current ADC collaborations are at early stages of development. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in an ADC collaborator’s business strategy and financial difficulties or other factors could result in an ADC collaborator abandoning or delaying development of its ADC product candidates. As such, the milestone payments associated with our ADC collaborations involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments provided for under our ADC collaborations and it is possible that we may never receive any significant milestone payments under our ADC collaborations.

In June 2013, we entered into a new ADC collaboration agreement with Bayer. Bayer revenues during the three and six month periods ended June 30, 2013 reflects the earned portion of initial amounts due from Bayer under the collaboration.

AbbVie revenues increased during both the three and six month periods ended June 30, 2013 as compared to the prior year primarily due to the earned portion of an upfront payment related to an ADC collaboration entered into in October 2012.

Genentech revenues increased in both the three and six month periods ended June 30, 2013 compared to the comparable periods in 2012 as a result of payments made by Genentech for exclusive licenses to certain product candidates and to extend the research term of the collaboration.

GSK revenues increased during both the three and six month periods ended June 30, 2013 from the comparable periods in 2012 as a result of the earned portion of a milestone payment achieved in January 2013.

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

Royalty Revenues and Cost of Royalty Revenues

Royalty revenues reflect amounts earned under the ADCETRIS collaboration with Millennium. In October 2012, Millennium began its commercial launch of ADCETRIS in the European Union upon receiving conditional marketing authorization from the

European Commission for ADCETRIS in two indications. Also, where applicable, Millennium made ADCETRIS available under its international named patient program. Cost of royalty revenues reflect amounts owed to our third party licensors related to the sale of ADCETRIS in Millennium’s territory. We expect that royalty revenues and cost of royalty revenues will increase in 2013 as a result of the European Commission approval and increased commercial sales of ADCETRIS by Millennium.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third party royalty costs, amortization of technology license costs and distribution and other costs. We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval by the FDA in August 2011. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we track the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval is not reasonably determinable. Most of the product produced prior to FDA approval is available for us to use commercially. We expect that our cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is consumed. This cost benefit is expected to continue to some extent for at least the next twelve months, but is expected to decline based on when the components of the specific drug lots sold were produced. However, the time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ADCETRIS sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. We expect, as this reduced-cost inventory is used, the percentage of total costs of sales for sales of ADCETRIS will increase into the low-to-mid teens. Cost of sales increased during both the three and six month periods ended June 30, 2013 from the comparable periods in 2012 due to a higher average cost of product sold.

Research and development.

Our research and development expenses are summarized as follows:

	Three months ended June 30,				Six months ended June 30,
Research and development ($ in thousands)	2013	2012	% Change		2013	2012	% Change
Research	$10,083	$3,723	171%		$14,814	$7,448	99%
Development and contract manufacturing	16,629	13,120	27%		35,006	27,261	28%
Clinical	22,419	23,290	(4%	)	44,109	41,107	7%
Share-based compensation expense	3,142	2,622	20%		6,079	5,426	12%

Total research and development expenses	$52,273	$42,755	22%		$100,008	$81,242	23%

Research expenses include, among other things, personnel, occupancy and laboratory expenses and technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies and the development of novel classes of stable linkers and cell-killing agents for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies. The increase in research expenses during both the three and six month periods ended June 30, 2013 as compared to the same periods in 2012 is related to increasing costs for the advancement of our product candidates and an opt in fee to Agensys to co-develop ASG-15ME.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product for use in research and our clinical trials. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase in development and contract manufacturing expenses during both the three and six month periods ended June 30, 2013 resulted primarily from increased ADCETRIS collaboration activities, including higher drug supply costs.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including clinical site expenses, clinical research organization charges, contractors and regulatory activities associated with conducting human clinical trials, including IND-enabling pharmacology and toxicology studies. The decrease in clinical expenses during the three month period ended June 30, 2013 as compared to the prior year period reflects decreased activity related to the development of a companion diagnostic test for identifying CD30-positive malignancies that might respond to treatment with ADCETRIS and pre-clinical development studies which was partially offset by higher compensation costs due to increased staffing levels. The increase during the six month period ended June 30, 2013 as compared to the prior year period reflects increased clinical trial activity related to ADCETRIS collaboration activities and our product candidates, as well as higher compensation costs due to increased staffing levels.

Share-based compensation expense reflects the non-cash charge associated with stock options, restricted stock units and our employee stock purchase plan. The fair value of all employee share-based payments is charged to expense over the vesting period of the related arrangement. The increase in share-based compensation expense during both the three and six month periods ended June 30, 2013 was primarily due to a higher average fair value per share for our more recent equity grants primarily attributable to an increase in our stock price.

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

The following table shows expenses incurred for research, contract manufacturing of our product candidates and clinical and regulatory services provided by third parties as well as milestone payments for in-licensed technology for ADCETRIS and each of our clinical-stage product candidates. The table also presents other costs and overhead consisting of personnel, facilities and other indirect costs not directly charged to these development programs:

	Three months ended June 30,		Six months ended June 30,		Five years ended June 30, 2013
Development program ($ in thousands)	2013	2012	2013	2012
ADCETRIS (brentuximab vedotin)	$14,718	$12,643	$30,926	$20,353	$223,138
ASG-15ME	4,955	0	4,955	0	4,955
SGN-LIV1A	879	1,504	1,665	1,928	7,718
SGN-CD33A	343	2,459	1,507	3,813	14,203
ASG-22ME	517	2,082	1,469	4,278	13,924
SGN-CD19A	785	428	1,270	2,989	16,085
SGN-75	154	305	398	384	12,409

	22,351	19,421	42,190	33,745	292,432
Other costs and overhead	26,780	20,712	51,739	42,071	425,314
Share-based compensation expense	3,142	2,622	6,079	5,426	46,797

Total research and development	$52,273	$42,755	$100,008	$81,242	$764,543

Third-party costs for ADCETRIS increased during both the three and six month periods ended June 30, 2013 from the comparable periods in 2012, primarily due to increased ADCETRIS collaboration activities related to drug supply costs. ADCETRIS costs also reflect increased clinical trial activity including initiation of the ECHELON-2 trial in early 2013.

In June 2013, we exercised an option under our ADC co-development agreement with Agensys to co-develop ASG-15ME. In addition to the payment of an option fee, we now co-fund one-half of the development costs of this program.

Third party costs for our product candidates SGN-LIV1A, SGN-CD33A and ASG-22ME, all decreased for the three and six month periods ended June 30, 2013 from the comparable periods in 2012. The expenses in the comparable periods in 2012 for all of these programs reflect higher pre-IND costs related to preparation for clinical trials. ASG-22ME is a co-development project with Agensys for which each party co-funds fifty percent of the development cost.

Third party costs for SGN-CD19A increased for the three month period ended June 30, 2013 compared to the three months ended June 30, 2012 due to increasing clinical trial costs as we initiated our phase 1 trial in the first quarter of 2013. Third party costs for SGN-CD19A decreased during the six month period ended June 30, 2013, when compared to the same period in 2012, reflecting higher manufacturing costs incurred in 2012 in preparation for clinical trials, partially offset by an increase in clinical trial costs in 2013.

Other costs and overhead include costs associated with personnel and facilities. These costs increased during both the three and six month periods ended June 30, 2013 from the comparable periods in 2012, primarily reflecting an increase in staffing levels in our development and clinical groups in the 2013 periods.

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

We anticipate that our total research and development expenses in 2013 will increase compared to 2012 due to increased clinical trial expenses for ADCETRIS related to additional studies to evaluate other potential uses of ADCETRIS, some of which are post-approval commitment trials, drug supply costs under the ADCETRIS collaboration and as a result of amounts incurred to continue the development of our ADC product candidates. Certain ADCETRIS development activities, including some clinical studies, will be conducted by Millennium, the costs of which will not be reflected in our research and development expenses but rather as a reduction in development funding we receive under the collaboration. Because of these and other factors, expenses will fluctuate based upon many factors, including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

Selling, general and administrative

	Three months ended June 30,			Six months ended June 30,
Selling, general and administrative ($ in thousands)	2013	2012	% Change	2013	2012	% Change
Selling, general and administrative, excluding share-based compensation expense	$19,898	$16,948	17%	$38,115	$35,836	6%
Share-based compensation expense	3,638	2,914	25%	7,307	6,211	18%

Total selling, general and administrative expenses	$23,536	$19,862	19%	$45,422	$42,047	8%

Selling, general and administrative expenses, excluding share-based compensation expense, increased during both the three and six month periods ended June 30, 2013 from the comparable periods in 2012, primarily reflecting increases in sales and marketing activities related to ADCETRIS, legal expenses, and higher compensation costs due to increased staffing levels. Share-based compensation expense reflects the non-cash charge associated with stock options, restricted stock units and our employee stock purchase plan. The fair value of all employee share-based payments is charged to expense over the vesting period of the related arrangement. Share-based compensation expense increased during both the three and six month periods ended June 30, 2013 from the comparable periods in 2012 due to a higher average fair value per optioned share for our more recent grants primarily attributable to an increase in our stock price.

Investment and other income, net

Investment and other income, net was $0.1 million for both the three months ended June 30, 2013 and June 30, 2012, and decreased substantially for the six months ended June 30, 2013 from the comparable period in 2012, reflecting a recovery in 2012 from a former investment advisor in settlement of claims against the advisor concerning our previous holdings in auction rate securities.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	June 30, 2013	December 31, 2012
Cash, cash equivalents and investments	$338,089	$364,258
Working capital	341,027	340,283
Stockholders’ equity	237,115	226,148

	Six months ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$(37,185)	$(14,583)
Investing activities	(10,627)	(29,913)
Financing activities	20,781	17,622

Our combined cash, cash equivalents and investment securities decreased during the six months ended June 30, 2013 primarily reflecting our net loss and working capital fluctuations for the six months ended June 30, 2013.

Net cash used in operating activities increased during the six months ended June 30, 2013 from the comparable period in 2012 due to working capital fluctuations, particularly an increase in accounts receivable related to the timing of collaboration billings, partially offset by a reduced net loss in 2013.

Net cash used in investing activities decreased during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 reflecting higher amounts of cash invested during 2012, partially offset by an increase in the costs incurred in 2013 for tenant improvements and laboratory equipment for our newest facility.

Net cash provided by financing activities for both the six months ended June 30, 2013 and June 30, 2012 resulted from the proceeds of stock option exercises and our employee stock purchase plan.

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

Our cash and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of June 30, 2013, we had $338.1 million held in cash reserves or debt securities scheduled to mature within the next twelve months.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates during the six months ended June 30, 2013 has not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had holdings in U.S. Treasury securities totaling $310.5 million and $309.6 million as of June 30, 2013 and December 31, 2012, respectively.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.0 million in the fair value of our investments as of June 30, 2013. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.1 million over the next twelve months based on our investment balance at June 30, 2013.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the six months ended June 30, 2013, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro, British Pound and Canadian Dollar. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our near-term prospects are substantially dependent on ADCETRIS. If we and/or Millennium are unable to successfully commercialize ADCETRIS for the treatment of patients in its approved indications and to expand its labeled indications of use, our ability to generate significant revenue or achieve profitability will be adversely affected. *

ADCETRIS® (brentuximab vedotin), our only marketed product, received accelerated approval in the United States in August 2011 and approval with conditions in Canada in February 2013 for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is our only product approved for marketing and our ability to generate revenue from product sales and achieve profitability is substantially dependent on our ability to successfully commercialize ADCETRIS for the treatment of patients in its two approved indications and to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

•	the market penetration rate of ADCETRIS may be lower, or the duration of therapy in patients in ADCETRIS’ approved indications may be shorter, than our projections;

•

we may not be able to establish or demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages over and side effects compared to existing and future therapeutics;

•	physicians may be reluctant to prescribe ADCETRIS until results from our required post-approval studies are available or other long term efficacy and safety data exists;

•	we may not be able to obtain and maintain any regulatory approvals to market ADCETRIS for any additional indications;

•	the estimated incidence rate of patients in ADCETRIS’ approved indications may be lower than our projections;

•

results from our required post-approval studies may fail to verify the clinical benefit of ADCETRIS in some or all of its approved indications, which could result in the withdrawal of ADCETRIS from the market;

•	adverse results or events reported in any of the clinical trials that we and/or Millennium are conducting or may in the future conduct for ADCETRIS;

•	our inability to successfully market, sell and distribute ADCETRIS;

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

In December 2009, we entered into an agreement with Millennium to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Millennium has commercial rights in the rest of the world. The success of this collaboration and the activities of Millennium will significantly impact the potential commercialization of ADCETRIS in countries other than the United States and in Canada. In October 2012, Millennium announced that it had received conditional marketing authorization for ADCETRIS from the European Commission for patients with relapsed Hodgkin lymphoma or relapsed sALCL, and has since obtained marketing approvals for ADCETRIS in several other countries. Conditional marketing authorization by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. Although Millennium received conditional marketing authorization from the European Commission and several other countries, we cannot control the amount and timing of resources that Millennium dedicates to the commercialization of ADCETRIS, or to its marketing and distribution, and our ability to generate revenues from ADCETRIS product sales by Millennium depends on Millennium’s ability to achieve market acceptance of, and to otherwise effectively market, ADCETRIS for its approved indications in its territory.

We believe that our ongoing ADCETRIS sales in the United States have predominately transitioned to being subject to an incidence flow of patients in ADCETRIS’ approved indications. We also believe that the incidence rate of patients in ADCETRIS’ approved indications is relatively low. As a result, we currently expect that future ADCETRIS sales growth, if any, will depend primarily on our ability to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and mature T-cell lymphoma, or MTCL, including sALCL, and in a range of CD30-positive hematologic malignancies and solid tumor indications, including relapsed cutaneous T-cell lymphoma, or CTCL. This will require additional time and investment in clinical trials and there can be no assurance that we and/or Millennium will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications. We and Millennium have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana will develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies in a timely manner or at all. Even if we and Millennium receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Millennium may not be able to successfully commercialize ADCETRIS, including for the reasons set forth above. Our ability to grow ADCETRIS product sales in future periods is also dependent on price increases and we have periodically increased the price of ADCETRIS. We cannot assure you that price increases we have taken or may take in the future have not already negatively affected, or will not in the future negatively affect, ADCETRIS sales volumes.

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

•	the incidence rate of patients in ADCETRIS’ approved indications;

•	the level of demand for ADCETRIS and the duration of therapy for patients receiving ADCETRIS;

•

the extent to which coverage and reimbursement for ADCETRIS is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers;

•

changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;

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

Reports of adverse events or safety concerns involving ADCETRIS could interrupt, delay or halt clinical trials of ADCETRIS, including the FDA-required ADCETRIS post-approval confirmatory studies as well as the post-approval confirmatory studies that Millennium is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission. In addition, reports of adverse events or safety concerns involving ADCETRIS could result in regulatory authorities denying or withdrawing approval of ADCETRIS for any or all indications, including the use of ADCETRIS for the treatment of patients in its approved indications. There are no assurances that patients receiving ADCETRIS will not experience serious adverse events in the future.

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

The target patient population for ADCETRIS’ approved indications is small, has not been definitively determined and may turn out to be lower than expected, which could adversely affect our ability to achieve profitability in the future.*

We believe that our initial sales of ADCETRIS in the United States depleted the prevalence pool of patients in its approved indications and therefore, our ongoing sales of ADCETRIS will be primarily dependent on the incidence rate of new patients who have recently failed earlier lines of cancer therapy and become eligible for ADCETRIS within the current approved indications. The incidence rate of patients in ADCETRIS’ approved indications has not been definitively determined, but we believe that the incidence rate is relatively low. In addition, the number of such patients may turn out to be lower than expected or those patients may not otherwise be amenable to treatment with ADCETRIS, all of which would adversely affect our results of operations and our ability to achieve profitability.

Even though we have obtained approval to market ADCETRIS in two indications, we are subject to ongoing regulatory obligations and review, including post-approval requirements that could result in the withdrawal of ADCETRIS from the market if such requirements are not met.

ADCETRIS was approved for treating patients in two indications under accelerated approval regulations in the U.S. and approval with conditions in Canada, which allow for approval of products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. Under these types of approvals, we are subject to certain post-approval requirements pursuant to which we are conducting additional confirmatory phase 3 trials to verify and describe the clinical benefit of ADCETRIS in its two approved indications. Our failure to complete these required post-approval studies, or to confirm a clinical benefit during these post-approval studies, could result in the withdrawal of approval of ADCETRIS, which would seriously harm our business. In addition, we are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize ADCETRIS in the United States, Canada or potentially other jurisdictions. Similarly, the conditional marketing authorization of ADCETRIS for two indications by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. Millennium’s failure to provide this additional clinical data or to confirm the positive benefit-risk balance, could result in the European Commission withdrawing approval of ADCETRIS in the European Union, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Millennium in the European Union and could adversely affect our results of operations.

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

Even though we have obtained approval to market ADCETRIS in two indications in the United States and Canada and Millennium has obtained approval in the European Union and several additional countries, our commercial opportunity will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer side effects or are less expensive than ADCETRIS for its two approved indications or any other potential indication. Our competitors include large, fully-integrated pharmaceutical companies and more established biotechnology companies, both of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Academic institutions, government agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that competitors will succeed in developing technologies that are more effective than those used in ADCETRIS, or that would render our technology obsolete or noncompetitive.

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

We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting required post-approval and other clinical trials of, and seeking additional regulatory approvals for, ADCETRIS as well as commercializing ADCETRIS for the treatment of patients in its two approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize our product candidates. Accordingly, we expect to continue to incur net losses and may not achieve profitability for some time, if at all. Although we now recognize revenue from ADCETRIS product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our limited operating and commercialization history makes our future operating results difficult to predict. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

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

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards, or IRBs, for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors ADCETRIS could take a significantly longer time to gain regulatory approval in additional indications than we expect or may never gain regulatory approval, which could delay or eliminate any potential product revenue from sales of ADCETRIS in any additional indications, which could significantly delay or prevent us from achieving profitability.

Clinical trials are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain.

We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In addition, many of our future and ongoing ADCETRIS clinical trials are being or will be coordinated with Millennium, which may delay the commencement or affect the continuation or completion of these trials. We have experienced enrollment-related delays in certain of our current and previous clinical trials and will likely experience similar delays in our future trials, particularly as we attempt to enroll larger numbers of patients required for phase 3 studies of ADCETRIS that we are required to conduct to satisfy the FDA’s post-approval requirements. We depend on medical institutions and clinical research organizations, or CROs, to conduct some of our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the United States dollar to the foreign currency where the trial is being conducted may impact our actual costs.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry include increased Medicaid rebates, expanded Medicaid eligibility, extension of Public Health Service eligibility, annual reporting of financial relationships with physicians and teaching hospitals, and a new Patient-Centered Outcomes Research Institute. Many of these provisions will have the effect of reducing the revenue generated by our sales of ADCETRIS and any future commercial products we may have. In addition, we anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, which may harm our business. For example, increased discounts, rebates or chargebacks may be mandated which could significantly affect the revenue generated by sales of our products, including ADCETRIS. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, although ADCETRIS is approved in two indications in the European Union, European government austerity measures or further healthcare reform measures in the European Union could adversely affect demand and pricing for ADCETRIS, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Millennium in the European Union.

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

In the United States and Canada, we sell ADCETRIS through a limited number of pharmaceutical distributors. Customers order ADCETRIS through these distributors. We generally receive orders from distributors and ship product directly to the customer. We do not promote ADCETRIS to these distributors and they do not set or determine demand for ADCETRIS; however, our ability to successfully commercialize ADCETRIS will depend, in part, on the performance of these distributors. Although we believe we can find alternative distributors on relatively short notice, the loss of a major distributor could materially and adversely affect our results of operations and financial condition.

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

Any failures or setbacks in our ADC development program would negatively affect our business and financial position. *

ADCETRIS and our SGN-75, ASG-22ME, SGN-CD19A, SGN-CD33A, ASG-15ME, and SGN-LIV1A product candidates are all based on our ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our collaborations with AbbVie, Agensys, Bayer, Celldex, Daiichi Sankyo, Genentech, Genmab, GSK, Millennium, Pfizer and Progenics, and our co-development agreements with Agensys, Genmab, and OBT. Although ADCETRIS has received marketing approval in the United States, Canada, the European Union and several other countries, ADCETRIS is our first and only ADC product that has been approved for commercial sale in any jurisdiction. Any failures or setbacks in our ADC development program, including adverse effects resulting from the use of this technology in human clinical trials, could have a detrimental impact on the continued commercialization of ADCETRIS in its current or any potential future approved indications and on our internal product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

Our current product candidates are in relatively early stages of development, and it is possible that none of these product candidates will ever become commercial products. *

Our current product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, we have six clinical-stage ADC programs, which consist of SGN-75, ASG-22ME, SGN-CD19A, SGN-CD33A, ASG-15ME and SGN-LIV1A. If a product candidate fails at any stage of development or we otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. In this regard, we and Agensys recently determined to discontinue the development of ASG-5ME and we will not receive any return on our investment in that product candidate. Moreover, we still have only limited data from our phase 1 trials of our product candidates. As a result, we may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates and it is possible that none of our current product candidates will ever become commercial products. In addition, we expect that much of our effort and many of our expenditures over the next few years will be devoted to the additional clinical development of and commercialization activities associated with ADCETRIS, which may restrict or delay our ability to develop our clinical and preclinical product candidates.

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

•	the level of sales and market acceptance of ADCETRIS;

•	the rate of progress and cost of the confirmatory post-approval studies that we are required to conduct as a condition to the FDA’s accelerated approval of ADCETRIS;

•	the time and costs involved in obtaining regulatory approvals of ADCETRIS in additional indications, if any;

•	the size, complexity, timing, progress and number of our clinical programs;

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

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of relapsed Hodgkin lymphoma or specifically indicated for relapsed sALCL; however, Celgene’s Istodax and Spectrum Pharmaceuticals’ Folotyn are both approved for relapsed or refractory PTCL and we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib, Millennium’s alistertib, Pharmacyclics’ ibrutinib and Gilead’s PI3K inhibitors, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ two approved indications, including ASCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens, which represent competition for ADCETRIS.

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

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value. *

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the second quarter of 2013, our closing stock price fluctuated between $38.56 and $29.70 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union and other countries in which Millennium has received approval by relevant regulatory authorities;

•	announcements regarding the results of discovery efforts and preclinical and clinical activities by us, including the clinical results of any of our current product candidates, or our competitors;

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

•

announcements of FDA or foreign regulatory approval or non-approval of ADCETRIS, or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process;

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

Our existing stockholders have significant control of our management and affairs. *

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 58.7 percent of our voting power as of August 2, 2013. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6.	Exhibits

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 7, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2011 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on August 12, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/S/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: August 7, 2013

EXHIBIT INDEX

Number	Description

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.2(2)	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.

3.3(3)	Amended and Restated Bylaws of Seattle Genetics, Inc.

4.1(4)	Specimen Stock Certificate.

4.2(1)	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed with the Commission on November 7, 2008 (File No. 000-32405) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Commission on May 26, 2011 (File No. 000-32405) and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on August 12, 2003 (File No. 333-50266) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s registration statement on Form S-1 (File No. 333-50266) originally filed with the Commission on November 20, 2000, as subsequently amended, and incorporated herein by reference.