Form 10-Q
period 2013-09-30
SEATTLE GENETICS INC /WA
filed 2013-11-08
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, there were 122,481,320 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$119,529	$54,663
Short-term investments	254,319	309,595
Interest receivable	220	893
Accounts receivable, net	29,208	33,443
Inventories	26,004	37,747
Prepaid expenses and other current assets	5,700	4,519

Total current assets	434,980	440,860
Property and equipment, net	37,229	24,752
Other non-current assets	5,421	5,810

Total assets	$477,630	$471,422

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$56,611	$56,130
Current portion of deferred revenue	43,026	44,447

Total current liabilities	99,637	100,577

Long-term liabilities
Deferred revenue, less current portion	138,092	138,767
Deferred rent and other long-term liabilities	5,521	5,930

Total long-term liabilities	143,613	144,697

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 122,469 shares issued and outstanding at September 30, 2013 and 119,710 shares issued and outstanding at December 31, 2012	122	120
Additional paid-in capital	948,842	893,773
Accumulated other comprehensive income	47	37
Accumulated deficit	(714,631)	(667,782)

Total stockholders’ equity	234,380	226,148

Total liabilities and stockholders’ equity	$477,630	$471,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Net product sales	$36,485	$33,658	$106,141	$102,845
Collaboration and license agreement revenues	29,234	14,476	84,525	41,119
Royalty revenues	5,250	1,698	11,189	2,936

Total revenues	70,969	49,832	201,855	146,900

Costs and expenses
Cost of sales	3,528	2,742	10,008	8,808
Cost of royalty revenues	1,927	613	4,299	1,115
Research and development	67,847	41,392	167,855	122,634
Selling, general and administrative	21,451	18,842	66,873	60,889

Total costs and expenses	94,753	63,589	249,035	193,446

Loss from operations	(23,784)	(13,757)	(47,180)	(46,546)
Investment and other income, net	98	105	331	3,360

Net loss	$(23,686)	$(13,652)	$(46,849)	$(43,186)

Net loss per share—basic and diluted	$(0.19)	$(0.12)	$(0.39)	$(0.37)

Shares used in computation of net loss per share—basic and diluted	121,990	118,471	121,260	117,361

Comprehensive loss:
Net loss	$(23,686)	$(13,652)	$(46,849)	$(43,186)
Other comprehensive gain (loss)—unrealized gain (loss) on securities available for sale	47	50	10	(7)

Comprehensive loss	$(23,639)	$(13,602)	$(46,839)	$(43,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2012
Operating activities
Net loss	$(46,849)	$(43,186)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation expense	21,617	17,909
Depreciation and amortization	6,057	4,562
Amortization of premiums, accretion of discounts and gain on investments	1,530	1,770
Deferred rent and other long-term liabilities	(409)	(175)
Changes in operating assets and liabilities
Interest receivable	673	(855)
Accounts receivable, net	4,235	19,799
Inventories	11,743	(24,827)
Prepaid expenses and other current assets	(1,181)	(876)
Accounts payable and accrued liabilities	(2,683)	(10,523)
Deferred revenue	(2,096)	(2,915)

Net cash used in operating activities	(7,363)	(39,317)

Investing activities
Purchases of securities available for sale	(340,443)	(346,394)
Proceeds from maturities of securities available for sale	394,200	317,851
Proceeds from sales of securities available for sale	0	10,825
Purchases of property and equipment	(14,793)	(4,679)
Purchases of other non-current assets	(189)	0

Net cash provided by (used in) investing activities	38,775	(22,397)

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	33,454	29,011

Net cash provided by financing activities	33,454	29,011

Net increase (decrease) in cash and cash equivalents	64,866	(32,703)
Cash and cash equivalents at beginning of period	54,663	87,634

Cash and cash equivalents at end of period	$119,529	$54,931

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Non-cash investing activities

The Company had $3.2 million of accrued capital expenditures as of September 30, 2013. This amount has been treated as a non-cash investing activity and, accordingly, has not been included in the statement of cash flows for the nine month period ended September 30, 2013.

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

Government-mandated rebates and chargebacks: The Company has entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to the Company by participating states. The Company estimates Medicaid rebates based on a third party study of the payer mix for ADCETRIS, information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure®, the Company’s patient assistance program, and experience to date. The Company has also completed a Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of ADCETRIS. The Company has entered into a Pharmaceutical Pricing Agreement with the Secretary of Health and Human Services, which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to the Company for the difference between wholesale acquisition cost and the applicable discounted price. As a result of the Company’s direct-ship distribution model, it can determine the entities purchasing ADCETRIS and this information enables the Company to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. The Company also reviews historical rebate and chargeback information to further refine these estimates.

Distribution fees, product returns and other deductions: The Company’s distributors charge a fee for distribution services that they perform on behalf of the Company which is determined based on sales volume to each distributor. The Company allows for the return of product that is within 30 days of its expiration date or that is damaged. The Company estimates product returns based on its experience to date and historical industry information of return rates for other specialty pharmaceutical products. In addition, the Company considers its direct-ship distribution model, its belief that product is typically not held in the distribution channel, and the expected rapid use of the product by healthcare providers. The Company provides financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance amounts through SeaGen Secure. SeaGen Secure is available to patients in the U.S. and its territories who meet various financial need criteria. Estimated contributions for commercial coinsurance under SeaGen Secure are deducted from gross sales and are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect the Company’s actual experience.

Collaboration and license agreement revenues

The Company licenses its intellectual property to third parties that use the intellectual property to develop product candidates. If there are continuing performance obligations, the Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company believes that the development period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for the Company’s current agreements. When no performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts will be recognized as revenue when collectibility is reasonably assured.

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

In the case of the Company’s ADCETRIS collaboration with Millennium: the Takeda Oncology Company, or Takeda, the Company may be involved in certain development activities; however, the achievement of milestone events under the agreement is based on activities undertaken by Takeda.

The process of successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing a product candidate is highly uncertain and the attainment of any milestones is therefore uncertain and difficult to predict. In addition, since the Company does not take a substantive role or control the research, development or commercialization of any products generated by its ADC collaborators, the Company is not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable to the Company by its ADC collaborators. As such, the milestone payments associated with its ADC collaborations involve a substantial degree of uncertainty and risk that they may never be received. Similarly, even in those collaborations where the Company may have an active role in the development of the product candidate, such as the Company’s ADCETRIS collaboration with Takeda, the attainment of a milestone is based on the collaborator’s activities and is generally outside the direction and control of the Company.

The Company generally invoices its collaborators and licensees on a monthly or quarterly basis, or upon the completion of the effort or achievement of a milestone, based on the terms of each agreement. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

Royalty revenues and cost of royalty revenues

Royalty revenues reflect amounts earned under the ADCETRIS collaboration with Takeda. Royalties are based on a percentage of Takeda’s net sales in its territory at rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears a portion of third party royalty costs owed on sales of ADCETRIS in its territory. This amount is included in royalty revenue in the Company’s consolidated financial statements. Cost of royalty revenues reflects amounts owed to the Company’s third party licensors related to the sale of ADCETRIS in Takeda’s territory. These amounts are recognized in the quarter in which Takeda reports its sales activity to the Company, which is the quarter following the related sales.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued “ASU 2013-2 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” that revises the disclosure requirements related to significant reclassifications of items out of accumulated other comprehensive income and into the line items included in net income. The Company adopted this standard in the first quarter of 2013 and its adoption did not impact the Company’s consolidated financial statements.

In July 2013, the FASB issued “ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” that provides for disclosure requirements related to unrecognized tax benefits in certain situations. The Company will adopt this standard in the first quarter of 2014 and does not expect the adoption of this standard to have an impact on its consolidated financial statements.

2. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units and options to purchase common stock from the calculation of diluted net loss per share as such securities are anti-dilutive for all periods presented. The weighted-average number of restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 11,511 and 13,104 for the three months ended September 30, 2013 and 2012, and 11,678 and 13,513 for the nine months ended September 30, 2013 and 2012, respectively (amounts in thousands).

3. Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2013
U.S. Treasury securities	$254,272	$47	$(0)	$254,319

Contractual Maturities
Due in one year or less	$254,272			$254,319

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2012
U.S. Treasury securities	$309,558	$42	$(5)	$309,595

Contractual Maturities
Due in one year or less	$309,558			$309,595

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

Period of continuous unrealized loss
	12 Months or less				Greater than 12 months
	Fair value		Gross unrealized losses		Fair value		Gross unrealized losses
September 30, 2013
U.S. Treasury securities	$	NA	$	NA	$	NA	$	NA

December 31, 2012
U.S. Treasury securities		$76,015		$(5)	$	NA	$	NA

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. The Company did not hold any Level 2 or 3 investments as of December 31, 2012 or September 30, 2013 and did not transfer any investments between Levels 1, 2 and 3 during the nine month period ended September 30, 2013.

The following table presents the Company’s financial assets by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of September 30, 2013

Short-term investments—U.S. Treasury securities	$254,319	$0	$0	$254,319

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2012
Cash equivalents—U.S. Treasury securities	$10,016	$0	$0	$10,016
Short-term investments—U.S. Treasury securities	309,595	0	0	309,595

Total	$319,611	$0	$0	$319,611

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$24,515	$32,293
Work in process	106	4,605
Finished goods	1,383	849

Total	$26,004	$37,747

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

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of monoclonal antibody-based therapies for cancer. Our marketed product ADCETRIS®, or brentuximab vedotin, received accelerated approval in the United States in August 2011 and approval with conditions in Canada in February 2013 for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is an antibody-drug conjugate, or ADC, comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a microtubule disrupting agent, monomethyl auristatin E (MMAE), utilizing our proprietary technology. We have a broad development strategy for ADCETRIS evaluating its potential application in earlier lines of therapy for patients with Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, and in other CD30-positive malignancies. In July 2013 we received notification from the U.S. Food and Drug Administration, or FDA, regarding a supplemental Biologics License Application, or sBLA, that we submitted in March 2013. The 16-cycle limitation on duration of use of ADCETRIS was removed from the U.S. prescribing information as a result of this sBLA. However, a requested label claim for retreatment that we submitted as part of the sBLA was not approved.

We are collaborating with Millennium: the Takeda Oncology Company, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the United States and its territories and in Canada, and Takeda has commercial rights in the rest of the world. ADCETRIS was granted conditional marketing authorization in the European Union in October 2012 for patients with relapsed Hodgkin lymphoma or relapsed sALCL. Takeda has also received and continues to pursue marketing approvals in multiple other countries. In addition, we have five clinical-stage ADC programs, which consist of SGN-CD19A, SGN-CD33A, SGN-LIV1A, ASG-22ME, and ASG-15ME. We recently determined to discontinue development of SGN-75, an ADC targeted to CD70; however, we plan to advance a novel ADC that also targets CD70, SGN-CD70A, into phase 1 clinical development during 2014. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd. (formerly part of Abbott Laboratories), or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Pfizer, Inc., or Pfizer, PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; and Takeda; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys, Genmab A/S, or Genmab, and Oxford BioTherapeutics Ltd., or OBT.

The commercial potential of ADCETRIS and the ability to realize that potential by us and Takeda remains uncertain. Our success in commercializing ADCETRIS will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, our ability to demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages, and our ability to comply with applicable laws and regulations. Our success could be unfavorably impacted by adverse events or competition. The FDA granted accelerated approval of ADCETRIS which means that we are, among other things, obligated to conduct specific post-approval clinical studies to confirm patient benefit as a condition of that approval. In addition, we are exploring the use of ADCETRIS in earlier lines of therapy in patients with Hodgkin lymphoma and MTCL, including sALCL, and in other CD30-positive malignancies. In order to do this, we are required to conduct additional extensive clinical studies and, if these studies are successful, we intend to seek additional regulatory approvals.

We and Takeda are conducting four phase 3 clinical trials of ADCETRIS, one in relapsed Hodgkin lymphoma patients following autologous stem cell transplant, or ASCT, called the AETHERA trial, one in relapsed cutaneous T-cell lymphoma, or CTCL, called the ALCANZA trial, one in frontline advanced classical Hodgkin lymphoma, called the ECHELON-1 trial, and one in frontline MTCL, including sALCL, called the ECHELON-2 trial. The FDA has agreed to special protocol assessment, or SPA, agreements for the ALCANZA, ECHELON-1 and ECHELON-2 clinical trials. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a BLA submission to the FDA if the trial achieves its primary endpoints. The primary endpoint in the AETHERA trial is progression free survival versus placebo following ASCT. The primary end point in the ECHELON-1 and ECHELON-2 trials is progression free survival per independent review facility assessment in patients treated with ADCETRIS compared to that achieved with therapy in the control arm. The primary endpoint in the ALCANZA trial is overall response rate, lasting at least 4 months, in patients treated with ADCETRIS compared to that achieved with therapy in the control arm.

We have an agreement with Ventana Medical Systems, Inc., a member of the Roche Group, or Ventana, under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. A molecular companion diagnostic is not required for the current approved indications for ADCETRIS; however, we expect that a molecular companion diagnostic may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies.

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

Although we recognize revenue from ADCETRIS product sales in the United States and Canada, we have only limited experience commercializing ADCETRIS and our future ADCETRIS product sales will be difficult to accurately predict from period to period. In this regard, our product sales may vary significantly from period to period and may be affected by a variety of factors, including customer ordering patterns, the level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS, and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers, particularly in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide. In addition, we believe that our initial sales of ADCETRIS in the United States have depleted the prevalence pool of patients in its approved indications and therefore, our ongoing sales of ADCETRIS will be primarily dependent on the incidence rate of new patients who have recently failed earlier lines of cancer therapy and become eligible for ADCETRIS within the current approved indications. Accordingly, we believe that the level of our ongoing ADCETRIS sales in the United States is now largely subject to the incidence flow of patients eligible for treatment with ADCETRIS, which could vary significantly from period to period. Moreover, while the incidence rate of newly relapsing patients in ADCETRIS’ approved indications has not been definitely determined, we believe that the incidence rate is relatively low. For these and other reasons, we expect that future ADCETRIS sales growth, if any, will be primarily dependent on future price increases and our ability to expand the labeled indications of use. Our efforts to expand ADCETRIS’ labeled indications of use will require additional time and investment in clinical trials to complete and we may not be successful. Our ability to successfully commercialize ADCETRIS and to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. We also expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development, clinical and commercial milestones by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

For the nine months ended September 30, 2013, total revenues increased to $201.9 million, compared to $146.9 million for the same period in 2012. This increase was primarily due to growth in collaboration revenue. Net product sales of ADCETRIS were $106.1 million for the nine months ended September 30, 2013 compared to $102.8 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, total costs and expenses increased to $249.0 million, compared to $193.4 million for the same period in 2012. This primarily reflects increases in ADCETRIS collaboration activities, including product supply to Takeda and clinical development efforts to explore additional potential applications of ADCETRIS, as well as investment in our ADC pipeline programs. As of September 30, 2013, we had $373.8 million in cash and short-term investments, and $234.4 million in total stockholders’ equity.

Results of operations

Three and nine months ended September 30, 2013 and 2012

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change

Net sales	$36,485	$33,658	8%	$106,141	$102,845	3%

The increases in net sales for the three and nine months ended September 30, 2013, over the comparable periods in 2012, were primarily due to a higher average selling price for ADCETRIS resulting from price increases that we instituted in January and July 2013. Sales volume in the three months ended September 30, 2013 increased slightly from the comparable period in 2012; however, sales volume for the nine month period ended September 30, 2013 was slightly lower than in the comparable period in 2012. We believe that the lower sales volume in the nine month period was primarily due to the depletion of the prevalence pool of patients in ADCETRIS’ approved indications and the transition to an incidence-based flow of patients eligible for treatment with ADCETRIS as discussed above. We sell ADCETRIS through a limited number of pharmaceutical distributors. Customers order ADCETRIS through these distributors and we typically ship product directly to the customer. We record product sales when title and risk of loss pass, which generally occurs upon delivery of the product to the customer. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales deductions are based on our estimates that consider payer mix in target markets, industry benchmarks and experience to date. These estimates involve a substantial degree of judgment.

Government-mandated rebates and chargebacks: We have entered into a Medicaid Drug Rebate Agreement with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to us by participating states. We estimate Medicaid rebates based on a third party study of the payer mix for ADCETRIS, information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure, our patient assistance program and experience to date. We also have completed our Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of ADCETRIS. We have entered into a Pharmaceutical Pricing Agreement with the Secretary of Health and Human Services which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to us for the difference between wholesale acquisition cost and the applicable discounted price. As a result of our direct-ship distribution model, we can identify the entities purchasing ADCETRIS and this information enables us to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. We also review actual rebate and chargeback information to further refine these estimates.

Distribution fees, product returns and other deductions: Our distributors charge a fee for distribution services that they perform on our behalf which is determined based on sales volume to each distributor and the negotiated fee. We allow for the return of product that is within 30 days of its expiration date or that is damaged. We estimate product returns based on our experience to date and historical industry information of return rates for other specialty pharmaceutical products. In addition, we consider our direct-ship distribution model, our belief that product is typically not held in the distribution channel, and the expected rapid use of the product by healthcare providers. We provide reimbursement and financial assistance to qualifying patients in the U.S. and its territories who meet various financial need criteria and are underinsured or cannot cover the cost of commercial coinsurance amounts through SeaGen Secure. Estimated contributions for commercial coinsurance under SeaGen Secure are deducted from gross sales. These contributions are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect our actual experience.

We record product sales net of estimated government-mandated rebates and chargebacks, distribution fees, product returns and other deductions. These are generally referred to as gross-to-net deductions. Gross-to-net deductions, net of related payments and credits, are summarized as follows (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2012	$4,131	$1,601	$5,732
Provision related to current period sales	14,338	2,604	16,942
Adjustment for prior period sales	(702)	(178)	(880)
Payments/credits for current period sales	(11,989)	(1,942)	(13,931)
Payments/credits for prior period sales	(827)	(656)	(1,483)

Balance as of September 30, 2013	$4,951	$1,429	$6,380

Deductions from gross sales increased in the 2013 periods over the comparable 2012 periods as a result of increased discounts attributable to government programs. We expect future gross-to-net discounts to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors.

Collaboration and license agreement revenues

We license our intellectual property to third parties that use the intellectual property to develop product candidates. If there are continuing performance obligations, we use a time-based proportional performance model to recognize revenue over our performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under our collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. We believe that the development period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for our current agreements. When we have no further performance obligations or following the completion of the performance obligation period, such amounts will be recognized as revenue when collectibility is reasonably assured.

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

In the case of our ADCETRIS collaboration with Takeda, we may be involved in certain development activities; however, the achievement of milestone events under the agreement is based on activities undertaken by Takeda.

The process of successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing a product candidate is highly uncertain and the attainment of any milestones is therefore uncertain and difficult to predict. In addition, since we do not take a substantive role or control the research, development or commercialization of any products generated by our ADC collaborators, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable to us by our ADC collaborators. As such, the milestone payments associated with our ADC collaborations involve a substantial degree of uncertainty and risk that they may never be received. Similarly, even in those collaborations where we may have an active role in the development of the product candidate, such as our ADCETRIS collaboration with Takeda, the attainment of a milestone is based on the collaborator’s activities and is generally outside our direction and control.

We generally invoice our collaborators and licensees on a monthly or quarterly basis, or upon the completion of the effort or achievement of a milestone, based on the terms of each agreement. Any deferred revenue arising from amounts received in advance of the culmination of the earnings process is recognized as revenue in future periods when the applicable revenue recognition criteria have been met. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended September 30,				Nine months ended September 30,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2013	2012	% Change		2013	2012	% Change
Takeda	$16,188	$7,030	130%		$35,154	$20,623	70%
Agensys	248	738	(66%	)	6,630	4,096	62%
Bayer	0	0	N/A		12,000	0	N/A
AbbVie	3,584	1,265	183%		11,508	3,866	198%
GSK	2,829	768	268%		5,758	2,322	148%
Genentech	1,096	3,045	(64%	)	5,458	5,264	4%
Pfizer	5,000	1,126	344%		5,009	3,379	48%
Other	289	504	(43%	)	3,008	1,569	92%

Total	$29,234	$14,476	102%		$84,525	$41,119	106%

Takeda

Revenues earned under our ADCETRIS and ADC collaborations with Takeda represented 55% and 49% of our collaboration and license agreement revenues during the three month periods ended September 30, 2013 and 2012, respectively, and 42% and 50% during the nine month periods ended September 30, 2013 and 2012, respectively. Revenues from Takeda increased over the comparable periods in 2012 as a result of increased activity related to the ADCETRIS collaboration including reimbursement for clinical trial and drug supply activities.

Under the ADCETRIS collaboration, we are entitled to receive progress-dependent milestone payments based on Takeda’s achievement of certain events related to ADCETRIS for which Takeda is responsible, payment for product supplied to Takeda and development funding equal to 50% of joint development costs. We are also entitled to tiered royalties at percentages starting in the mid-teens and escalating to the mid-twenties based on net sales of ADCETRIS within Takeda’s licensed territories. Takeda also bears a portion of third party royalty costs owed on sales of ADCETRIS in its territory. Total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $205 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $133 million relates to the achievement of regulatory milestones and up to approximately $65 million relates to the achievement of commercial milestones. To date, we have received $30 million in milestone payments related to the application acceptance and conditional marketing authorization of ADCETRIS by the European Commission.

We recognize as collaboration revenue the $60 million upfront collaboration payment, as well as other amounts earned to date, including regulatory milestones, product supply and net development cost reimbursements over the ten-year development period of the collaboration. We receive reimbursement funding from Takeda equal to one-half of the cost of joint development activities that are performed by us under the collaboration. We also receive reimbursement for the cost of drug product supplied to Takeda for its use at our cost, plus a markup. To the extent that Takeda performs development activities under the collaboration, our development cost reimbursement payments from Takeda are reduced by an amount equal to half of the costs incurred by Takeda. We expect that development activities performed by Takeda will continue to increase, including certain clinical trials of ADCETRIS, which will lead to a reduction in the level of net reimbursement funding that we receive from Takeda.

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

Revenues attributable to the Agensys agreement decreased during the three month period ended September 30, 2013 from the comparable period in 2012 due to the completion of the research term in the second quarter of 2013. Revenues attributable to the Agensys agreement increased during the nine month period ended September 30, 2013 from the comparable period in 2012 due to a payment made to us in the second quarter of 2013 to exercise an exclusive license for an ADC product candidate and Agensys’ decision in the second quarter of 2013 not to extend the research term of the collaboration, which accelerated recognition of the remaining deferred revenue. Revenue attributable to the Agensys collaboration is expected to decline over the remainder of the year.

Other ADC collaboration agreements

We have other active ADC collaborations with a number of companies to allow them to use our proprietary ADC technology. Under our ADC collaborations, which we enter into in the ordinary course of business, we typically receive or are entitled to receive upfront cash payments, progress-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. These amounts are recognized as revenue as they are achieved, or over the performance obligation period of the agreements during which we provide limited support to the collaborator, if any. As of September 30, 2013, our ADC collaborations had generated more than $235 million, primarily in the form of upfront payments. Total milestone payments provided for under our ADC collaborations as of September 30, 2013 could approximate up to $3.7 billion if all potential product candidates achieved all of the milestone events under all of our current ADC collaborations. Of this amount, approximately $0.7 billion relates to the achievement of development milestones, approximately $1.5 billion relates to the achievement of regulatory milestones and approximately $1.5 billion relates to the achievement of commercial milestones. Our ADC collaborators are responsible for development, manufacturing and commercialization of any ADC product candidates that result from the collaborations and are solely responsible for the achievement of any of the potential milestones under these collaborations. Since we do not control the research, development or commercialization of any products generated by our ADC collaborators, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our ADC collaborators. In addition, our current ADC collaborations are at early stages of development. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in an ADC collaborator’s business strategy and financial difficulties or other factors could result in an ADC collaborator abandoning or delaying development of its ADC product candidates. As such, the milestone payments associated with our ADC collaborations involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments provided for under our ADC collaborations and it is possible that we may never receive any significant milestone payments under our ADC collaborations.

In the aggregate, revenues from our other ADC collaboration agreements increased during the three and nine months ended September 30, 2013 from the comparable periods in 2012, primarily as a result of the expansion of the collaboration with AbbVie in October 2012 and an increase in the earned portion of license fees and milestones achieved by our ADC collaborators, including a milestone achieved by Pfizer in the three months ended September 30, 2013. The collaboration revenue increase during the nine months ended September 30, 2013 over the comparable period in 2012 was also driven by our entering into a new collaboration agreement with Bayer in June 2013.

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

Royalty Revenues and Cost of Royalty Revenues

Royalty revenues reflect amounts earned under the ADCETRIS collaboration with Takeda. Royalties are based on a percentage of Takeda’s net sales in its territory at rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears a portion of third party royalty costs owed on sales of ADCETRIS in its territory. This amount is included in our royalty revenue. In October 2012, Takeda began its commercial launch of ADCETRIS in the European Union upon receiving conditional marketing authorization from the European Commission for ADCETRIS in two indications. Takeda received regulatory approval in additional countries during 2013 and, where applicable, Takeda also made ADCETRIS available under its international named patient program. Cost of royalty revenues reflect amounts owed to our third party licensors related to the sale of ADCETRIS in Takeda’s territory.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third party royalty costs, amortization of technology license costs and distribution and other costs. We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval by the FDA in August 2011. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we track the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval is not reasonably determinable. Most of the product produced prior to FDA approval is available for us to use commercially. We expect that our cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed previously, is consumed. This cost benefit is expected to continue to some extent for at least the next twelve months, but is expected to decline based on when the components of the specific drug lots sold were produced. However, the time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ADCETRIS sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. We expect, as this reduced-cost inventory is used, the percentage of total costs of sales for sales of ADCETRIS will increase into the low-to-mid teens. Cost of sales increased during both the three and nine month periods ended September 30, 2013 from the comparable periods in 2012 due to a higher average cost of product sold and increased sales volume during the three months ended September 30, 2013.

Research and development.

Our research and development expenses are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Research and development ($ in thousands)	2013	2012	% Change	2013	2012	% Change
Research	$5,921	$4,710	26%	$20,735	$12,158	71%
Development and contract manufacturing	34,168	15,046	127%	69,174	42,307	64%
Clinical	24,014	18,684	29%	68,123	59,791	14%
Share-based compensation expense	3,744	2,952	27%	9,823	8,378	17%

Total research and development expenses	$67,847	$41,392	64%	$167,855	$122,634	37%

Research expenses include, among other things, personnel, occupancy and laboratory expenses and technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies and the development of novel classes of stable linkers and cell-killing agents for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies. The increase in research expenses during the three and nine month periods ended September 30, 2013 as compared to the same periods in 2012 reflects increased discovery activities in support of growing our pipeline of product candidates. The nine month period ended September 30, 2013 also increased compared to the same period in 2012, reflecting an opt in fee we paid to Agensys to co-develop ASG-15ME.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product used in research and our clinical trials and for drug product supplied to our collaborators. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase in development and contract manufacturing expenses in 2013 primarily reflects an increase in drug product provided to Takeda under the ADCETRIS collaboration. We are reimbursed for such product at cost, plus a mark-up. These reimbursements are included in our collaboration revenues.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including clinical site expenses, clinical research organization charges, contractors and regulatory activities associated with conducting human clinical trials, including IND-enabling pharmacology and toxicology studies. The increase during the three and nine month periods ended September 30, 2013 as compared to the prior year periods reflects increased clinical trial activity related to ADCETRIS, SGN-CD19A, SGN-CD33A and SGN-LIV1A, as well as higher compensation costs due to increased staffing levels.

Share-based compensation expense reflects the non-cash charge associated with stock options, restricted stock units and our employee stock purchase plan. The increase in share-based compensation expense during both the three and nine month periods ended September 30, 2013 was primarily due to a higher average fair value per share for our more recent equity grants, primarily attributable to an increase in our stock price.

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

The following table shows expenses incurred for research, contract manufacturing of our product candidates and clinical and regulatory services provided by third parties as well as milestone payments for in-licensed technology for ADCETRIS and each of our clinical-stage product candidates. The table also presents other costs and overhead consisting of personnel, facilities and other indirect costs not directly charged to these development programs.

	Three months ended September 30,		Nine months ended September 30,		Five years ended September 30, 2013
Development program ($ in thousands)	2013	2012	2013	2012
ADCETRIS (brentuximab vedotin)	$30,651	$9,601	$61,577	$29,954	$249,927
ASG-15ME	456	0	5,411	0	5,411
SGN-CD33A	1,085	3,464	2,592	7,277	15,288
SGN-CD19A	1,130	422	2,400	3,411	4,415
SGN-LIV1A	385	1,555	2,050	3,483	8,103
ASG-22ME	517	882	1,986	5,160	14,441

	34,224	15,924	76,016	49,285	297,585
Other costs and overhead	29,879	22,516	82,016	64,971	458,052
Share-based compensation expense	3,744	2,952	9,823	8,378	49,042

Total research and development	$67,847	$41,392	$167,855	$122,634	$804,679

Third-party costs for ADCETRIS increased during both the three and nine month periods ended September 30, 2013 from the comparable periods in 2012, primarily due to increased ADCETRIS collaboration activities related to drug supply costs. ADCETRIS costs also reflect increased clinical trial activity including the initiation of the ECHELON-2 trial in early 2013.

The development costs for our product candidates accelerate in preparation for an IND submission to the FDA and then decrease until the subsequent clinical trials commence. The decrease in costs for SGN-CD33A and SGN-LIV1A in 2013 reflect preparation in 2012 for the related INDs. Costs for SGN-19A reflect the same dynamic for the nine month period ended September 2013 compared to the comparable period in 2012, whereas development costs increased in the three month period ended September 30, 2013 over the comparable period in 2012 due to increasing clinical trial activities.

Our ASG-15ME and ASG-22ME product candidates are being co-developed with Agensys. The costs for these programs include an opt in fee and our share of the related development costs subsequent to our opt in. The opt in fee for ASG-15ME was incurred during the second quarter of 2013 and the opt in fee for ASG-22ME was incurred during the second quarter of 2011. The higher cost of development for ASG-22ME during the nine months ended September 30, 2012 reflects manufacturing activities in preparation for clinical trials.

Other costs and overhead include costs associated with personnel and facilities. These costs increased during both the three and nine month periods ended September 30, 2013 from the comparable periods in 2012, primarily reflecting an increase in staffing levels in our development and clinical groups and the cost of additional laboratory facilities in the 2013 periods.

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

We anticipate that our total research and development expenses in 2013 will increase compared to 2012 due to increased clinical trial expenses for ADCETRIS related to additional studies to evaluate other potential uses of ADCETRIS, some of which are post-approval commitment trials, drug supply costs under the ADCETRIS collaboration and as a result of amounts incurred to continue the development of our ADC product candidates. Certain ADCETRIS development activities, including some clinical studies, will be conducted by Takeda, the costs of which will not be reflected in our research and development expenses but rather as a reduction in development funding we receive under the collaboration. Because of these and other factors, expenses will fluctuate based upon many factors, including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

The risks and uncertainties associated with our research and development projects are discussed more fully in Item 1A—Risk Factors. As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of our product candidates.

Selling, general and administrative

	Three months ended September 30,			Nine months ended September 30,
Selling, general and administrative ($ in thousands)	2013	2012	% Change	2013	2012	% Change
Selling, general and administrative, excluding share-based compensation expense	$16,964	$15,522	9%	$55,079	$51,358	7%
Share-based compensation expense	4,487	3,320	35%	11,794	9,531	24%

Total selling, general and administrative expenses	$21,451	$18,842	14%	$66,873	$60,889	10%

Selling, general and administrative expenses, excluding share-based compensation expense, increased during both the three and nine month periods ended September 30, 2013 from the comparable periods in 2012, primarily reflecting an increase in legal expenses, and higher compensation costs due to increased staffing levels. Share-based compensation expense reflects the non-cash charge associated with stock options, restricted stock units and our employee stock purchase plan. Share-based compensation expense increased during both the three and nine month periods ended September 30, 2013 from the comparable periods in 2012 due to a higher average fair value per optioned share for our more recent grants primarily attributable to an increase in our stock price.

Investment and other income, net

Investment and other income, net was $0.1 million for both the three months ended September 30, 2013 and September 30, 2012, and $0.3 million and $3.4 million for the nine month periods ended September 30, 2013 and September 30, 2012, respectively. Investment and other income for the nine months ended September 30, 2012 primarily reflects a recovery from a former investment advisor in settlement of claims against the advisor concerning our previous holdings in auction rate securities.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	September 30, 2013	December 31, 2012
Cash, cash equivalents and investments	$373,848	$364,258
Working capital	335,343	340,283
Stockholders’ equity	234,380	226,148

	Nine months ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities	$(7,363)	$(39,317)
Investing activities	38,775	(22,397)
Financing activities	33,454	29,011

Our combined cash, cash equivalents and investment securities increased during the nine months ended September 30, 2013 primarily reflecting working capital fluctuations and proceeds of stock option exercises.

Net cash used in operating activities decreased during the nine months ended September 30, 2013 from the comparable period in 2012 due to working capital fluctuations, particularly a decrease in inventory on hand related to the supply of drug product to Takeda.

Net cash provided by (used in) investing activities increased during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 reflecting higher amounts of cash invested during 2012, partially offset by an increase in the costs incurred in 2013 for tenant improvements and laboratory equipment for our newest facility.

Net cash provided by financing activities for both the nine months ended September 30, 2013 and September 30, 2012 resulted from the proceeds of stock option exercises and our employee stock purchase plan.

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

Our cash and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of September 30, 2013, we had $373.8 million held in cash reserves or debt securities scheduled to mature within the next twelve months.

At our currently planned spending rate we believe that our financial resources, together with product and royalty revenues from sales of ADCETRIS and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months. Changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses in connection with required post-approval studies and additional studies to potentially expand the use of ADCETRIS or to advance our other ADC pipeline programs. Further, in the event of a termination of the ADCETRIS collaboration agreement with Takeda, we would regain worldwide rights to ADCETRIS, but not receive development cost sharing payments, nor would we receive milestone payments or royalties for the development or sale of ADCETRIS in Takeda’s territories. Marketing and sales of ADCETRIS outside of the U.S. and Canada, in the event of a termination of the collaboration, would require us to engage another collaborator to complete the ADCETRIS development process and to commercialize ADCETRIS outside the U.S. and Canada or would require us to develop worldwide regulatory, sales and marketing capabilities. Any of these factors could lead to a need for us to raise additional capital.

We are required to conduct additional confirmatory phase 3 post-approval studies of ADCETRIS as part of our regulatory approvals. These are large studies that are being conducted over a lengthy period of time and although we have commenced these studies, based on the expected length of these studies and the inherent uncertainty of clinical trial costs, we may be required to raise additional capital in order to complete the studies. In this regard, whether we have sufficient funding to complete these studies will be partially dependent upon cash received from sales of ADCETRIS, which may not be sufficient to complete these studies. Our inability to obtain funds sufficient to complete these studies and establish confirmatory evidence of efficacy for ADCETRIS would have material adverse consequences to us, including the loss of marketing approval for ADCETRIS. These required post-approval studies will also continue to significantly increase our clinical trial expenses, which could increase our losses and/or negatively impact our ability to achieve or maintain profitability.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities, including the post-approval studies we are required to and are currently conducting for ADCETRIS, as well as position ADCETRIS for potential additional regulatory approvals, and we may therefore need to raise significant amounts of additional capital. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.

Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. There have been no material changes from the contractual commitments previously disclosed in that Annual Report on Form 10-K.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued “ASU 2013-2 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” that revises the disclosure requirements related to significant reclassifications of items out of accumulated other comprehensive income and into the line items included in net income. We adopted this standard in the first quarter of 2013 and its adoption did not impact our consolidated financial statements.

In July 2013, the FASB issued “ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” that provides for disclosure requirements related to unrecognized tax benefits in certain situations. We will adopt this standard in the first quarter of 2014 and we do not expect the adoption of this standard to have an impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates during the nine months ended September 30, 2013 has not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had holdings in U.S. Treasury securities totaling $254.3 million and $309.6 million as of September 30, 2013 and December 31, 2012, respectively.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.0 million in the fair value of our investments as of September 30, 2013. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.1 million over the next twelve months based on our investment balance at September 30, 2013.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the nine months ended September 30, 2013, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro, British Pound, Canadian Dollar and Swiss Franc. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our near-term prospects are substantially dependent on ADCETRIS. If we and/or Takeda are unable to successfully commercialize ADCETRIS for the treatment of patients in its approved indications and to expand its labeled indications of use, our ability to generate significant revenue or achieve profitability will be adversely affected. *

ADCETRIS® (brentuximab vedotin), our only marketed product, received accelerated approval in the United States in August 2011 and approval with conditions in Canada in February 2013 for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is our only product approved for marketing and our ability to generate revenue from product sales and achieve profitability is substantially dependent on our ability to successfully commercialize ADCETRIS for the treatment of patients in its two approved indications and to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

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

•

we may not be able to obtain and maintain regulatory approvals to market ADCETRIS for any additional indications, including for frontline Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, or otherwise expand its labeled indications of use;

•	the estimated incidence rate of new patients in ADCETRIS’ approved indications may be lower than our projections;

•

results from our required post-approval studies may fail to verify the clinical benefit of ADCETRIS in some or all of its approved indications, which could result in the withdrawal of ADCETRIS from the market;

•	adverse results or events reported in any of the clinical trials that we and/or Takeda are conducting or may in the future conduct for ADCETRIS;

•	our inability to successfully market, sell and distribute ADCETRIS;

•

ADCETRIS may receive adverse reimbursement and coverage policies from government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of ADCETRIS may be higher than alternative treatment options;

•	there may be changed or increased regulatory restrictions;

•

there may be additional changes to the label for ADCETRIS, including the boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from required post-approval studies such as our phase 3 frontline Hodgkin lymphoma and MTCL or AETHERA clinical trials or as the result of adverse events observed in these or other studies;

•	we may not have adequate financial or other resources to successfully commercialize ADCETRIS; and

•	we may not be able to obtain adequate commercial supplies of ADCETRIS to meet demand or at an acceptable cost.

In December 2009, we entered into an agreement with Takeda to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Takeda has commercial rights in the rest of the world. The success of this collaboration and the activities of Takeda will significantly impact the potential commercialization of ADCETRIS in countries other than the United States and in Canada. In October 2012, Takeda announced that it had received conditional marketing authorization for ADCETRIS from the European Commission for patients with relapsed Hodgkin lymphoma or relapsed sALCL, and has since obtained marketing approvals for ADCETRIS in several other countries. Conditional marketing authorization by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. Although Takeda received conditional marketing authorization from the European Commission and several other countries, we cannot control the amount and timing of resources that Takeda dedicates to the commercialization of ADCETRIS, or to its marketing and distribution, and our ability to generate revenues from ADCETRIS product sales by Takeda depends on Takeda’s ability to achieve market acceptance of, and to otherwise effectively market, ADCETRIS for its approved indications in its territory.

We believe that our ongoing ADCETRIS sales in the United States have predominately transitioned to being subject to an incidence flow of patients in ADCETRIS’ approved indications. We also believe that the incidence rate of new patients in ADCETRIS’ approved indications is relatively low. As a result, we currently expect that future ADCETRIS sales growth, if any, will depend primarily on our ability to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and MTCL, including sALCL, and in a range of CD30-positive hematologic malignancies, including relapsed cutaneous T-cell lymphoma, or CTCL. This will require additional time and investment in clinical trials and there can be no assurance that we and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications. We and Takeda have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies in a timely manner or at all. Even if we and Takeda receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Takeda may not be able to successfully commercialize ADCETRIS, including for the reasons set forth above. Our ability to grow ADCETRIS product sales in future periods is also dependent on price increases and we have periodically increased the price of ADCETRIS. We cannot assure you that price increases we have taken or may take in the future have not already negatively affected, or will not in the future negatively affect, ADCETRIS sales volumes.

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

•	the incidence rate of new patients in ADCETRIS’ approved indications;

•	customer ordering patterns for ADCETRIS, which may vary significantly from period to period;

•	the level of demand for ADCETRIS and the duration of therapy for patients receiving ADCETRIS;

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

•	increases in the scope of eligibility for customers to purchase ADCETRIS at the discounted government price or to obtain government-mandated rebates on purchases of ADCETRIS;

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

In addition, from time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will also depend on development funding and the achievement of development and clinical milestones under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into new collaboration and license agreements. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next. Further, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, the magnitude of the expense that we must recognize may vary significantly.

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

Reports of adverse events or safety concerns involving ADCETRIS could interrupt, delay or halt clinical trials of ADCETRIS, including the ongoing FDA-required ADCETRIS post-approval confirmatory studies as well as the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission. In addition, reports of adverse events or safety concerns involving ADCETRIS could result in regulatory authorities denying or withdrawing approval of ADCETRIS for any or all indications, including the use of ADCETRIS for the treatment of patients in its approved indications. There are no assurances that patients receiving ADCETRIS will not experience serious adverse events in the future.

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

The target patient population for ADCETRIS’ approved indications is small, has not been definitively determined and may turn out to be lower than expected, which could adversely affect our ability to achieve profitability in the future.*

We believe that our initial sales of ADCETRIS in the United States depleted the prevalence pool of patients in its approved indications and therefore, our ongoing sales of ADCETRIS will be primarily dependent on the incidence rate of new patients who have recently failed earlier lines of cancer therapy and become eligible for ADCETRIS within the current approved indications. The incidence rate of new patients in ADCETRIS’ approved indications has not been definitively determined, but we believe that the incidence rate is relatively low. In addition, the number of such patients may turn out to be lower than expected or those patients may not otherwise be amenable to treatment with ADCETRIS, all of which would adversely affect our results of operations and our ability to achieve profitability.

Even though we have obtained approval to market ADCETRIS in two indications, we are subject to ongoing regulatory obligations and review, including post-approval requirements that could result in the withdrawal of ADCETRIS from the market if such requirements are not met.

ADCETRIS was approved for treating patients in two indications under accelerated approval regulations in the U.S. and approval with conditions in Canada, which allow for approval of products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. Under these types of approvals, we are subject to certain post-approval requirements pursuant to which we are conducting additional confirmatory phase 3 trials to verify and describe the clinical benefit of ADCETRIS in its two approved indications. Our failure to complete these required post-approval studies, or to confirm a clinical benefit during these post-approval studies, could result in the withdrawal of approval of ADCETRIS, which would seriously harm our business. In addition, we are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize ADCETRIS in the United States, Canada or potentially other jurisdictions. Similarly, the conditional marketing authorization of ADCETRIS for two indications by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. Takeda’s failure to provide this additional clinical data or to confirm the positive benefit-risk balance, could result in the European Commission withdrawing approval of ADCETRIS in the European Union, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda in the European Union and could adversely affect our results of operations.

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

•	issuance of Form 483 notices or Warning Letters by the FDA or other regulatory agencies;

•	imposition of fines and other civil penalties;

•	criminal prosecutions;

•	injunctions, suspensions or revocations of regulatory approvals;

•	suspension of any ongoing clinical trials;

•	total or partial suspension of manufacturing;

•	delays in commercialization;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or Takeda;

•	refusals to permit drugs to be imported into or exported from the United States;

•	restrictions on operations, including costly new manufacturing requirements; and

•	product recalls or seizures.

The policies of the FDA and other regulatory agencies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of ADCETRIS in other indications or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we or Takeda might not be permitted to market ADCETRIS and our business would suffer.

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

Healthcare providers and third-party payers use coding systems to identify diagnoses, procedures, services, drugs, pharmaceutical devices, equipment and other health-related items and services. Proper coding is an integral component to receiving appropriate reimbursement for the administration of ADCETRIS and related services. The majority of payers use nationally recognized code sets to report medical conditions, services and drugs. Although we received our permanent reimbursement codes for ADCETRIS in the United States, healthcare providers prescribing ADCETRIS may incorrectly use these codes, which may result in payment delays or incorrect payment levels. We cannot predict whether our customers will receive adequate reimbursement for ADCETRIS.

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

If our competitors develop and market products that are more effective than ADCETRIS, our commercial opportunity will be reduced or eliminated.*

Even though we have obtained approval to market ADCETRIS in two indications in the United States and Canada and Takeda has obtained approval in the European Union and several additional countries, our commercial opportunity for ADCETRIS will be adversely affected if competitive products are developed and marketed that are more effective, have fewer side effects or are less expensive than ADCETRIS for its two approved indications or any other potential indication. Potential competitors include large, fully-integrated pharmaceutical companies and more established biotechnology companies, both of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Academic institutions, government agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that competitors will succeed in developing technologies that are more effective than those used in ADCETRIS, or that would render our technology obsolete or noncompetitive.

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

We have a history of net losses. We expect to continue to incur net losses and may not achieve profitability for some time, if at all.*

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and MTCL and in other CD30-positive malignancies, including CTCL, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our other product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. Moreover, even though three of our phase 3 clinical trials of ADCETRIS that we are conducting with Takeda, are being conducted under a special protocol assessment, or SPA, with the FDA, this is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that are being conducted under SPAs with the FDA will be sufficient to support FDA approval. Further, an SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols. In addition, an SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of an SPA agreement and the data and results from the applicable clinical trial. Regulatory agencies also may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies or risk evaluation and mitigation strategies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in additional indications.

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

We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In addition, many of our future and ongoing ADCETRIS clinical trials are being or will be coordinated with Takeda, which may delay the commencement or affect the continuation or completion of these trials. We have experienced enrollment-related delays in certain of our current and previous clinical trials and will likely experience similar delays in our future trials, particularly as we attempt to enroll larger numbers of patients required for phase 3 studies of ADCETRIS that we are required to conduct, and are currently conducting, to satisfy the FDA’s post-approval requirements. We depend on medical institutions and clinical research organizations, or CROs, to conduct some of our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the United States dollar to the foreign currency where the trial is being conducted may impact our actual costs.

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

We have established and intend to continue to establish collaborations with third parties to develop and market some of our current and future product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada. We also have ADC collaborations with AbbVie, Bayer, Celldex, Daiichi Sankyo, GSK, Genentech, Pfizer, Progenics and Takeda, and ADC co-development agreements with Agensys, Genmab, and Oxford BioTherapeutics, or OBT.

Under certain conditions, our collaborators may terminate their agreements with us and discontinue use of our technologies. In addition, we cannot control the amount and timing of resources our collaborators may devote to products incorporating our technology. Moreover, our relationships with our collaborators may divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators. Even if our collaborators continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our collaborators may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. If any of our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, reimbursement of development costs, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. In particular, if Takeda were to terminate the ADCETRIS collaboration, we would not receive milestone payments, co-funded development payments or royalties for the sale of ADCETRIS outside the United States and Canada. As a result of such termination, we may have to engage another collaborator to complete the ADCETRIS development process and to commercialize ADCETRIS outside the United States and Canada, or to complete the development process and undertake commercializing ADCETRIS outside the United States and Canada ourselves, either of which could significantly delay the continued development and commercialization of ADCETRIS and increase our costs. In turn, this could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing ADCETRIS, which are now being co-funded by Takeda. Furthermore, if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates, we may be unable to commercialize our product candidates, which would limit our ability to generate revenue and become profitable. In the future, we may not be able to locate third-party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.

Healthcare law and policy changes, based on recently enacted legislation, may have a material adverse effect on us.*

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry include increased Medicaid rebates, expanded Medicaid eligibility, extension of Public Health Service eligibility, annual reporting of financial relationships with physicians and teaching hospitals, and a new Patient-Centered Outcomes Research Institute. Many of these provisions will have the effect of reducing the revenue generated by our sales of ADCETRIS and any future commercial products we may have. In addition, we anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, which may harm our business. For example, increased discounts, rebates or chargebacks may be mandated which could significantly affect the revenue generated by sales of our products, including ADCETRIS. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, although ADCETRIS is approved in two indications in the European Union, European government austerity measures or further healthcare reform measures in the European Union could adversely affect demand and pricing for ADCETRIS, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda in the European Union.

To date, we have depended on a small number of collaborators for most of our revenue. The loss of any one of these collaborators or our inability to generate sufficient sales revenue could result in a substantial decline in our revenue.

We have collaborations with a limited number of companies. To date, a substantial portion of our revenue has resulted from payments made under agreements with our corporate collaborators, and although ADCETRIS sales currently comprise a greater proportion of our revenue, we expect that a portion of our revenue will continue to come from corporate collaborations. Even though ADCETRIS received regulatory approval in the United States, our revenues will still depend in part on Takeda’s ability and willingness to market the approved product outside of the United States and Canada. The loss of our collaborators, especially Takeda, or the failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our financial performance. Payments under our existing and future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

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

Any failures or setbacks in our ADC development program would negatively affect our business and financial position. *

ADCETRIS and our SGN-CD19A, SGN-CD33A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME product candidates are all based on our ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our collaborations with AbbVie, Agensys, Bayer, Celldex, Daiichi Sankyo, Genentech, Genmab, GSK, Takeda, Pfizer and Progenics, and our co-development agreements with Agensys, Genmab, and OBT. Although ADCETRIS has received marketing approval in the United States, Canada, the European Union and several other countries, ADCETRIS is our first and only ADC product that has been approved for commercial sale in any jurisdiction. Any failures or setbacks in our ADC development program, including adverse effects resulting from the use of this technology in human clinical trials, could have a detrimental impact on the continued commercialization of ADCETRIS in its current or any potential future approved indications and on our internal product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

Our current product candidates are in relatively early stages of development, and it is possible that none of these product candidates will ever become commercial products. *

Our current product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, we have five clinical-stage ADC programs, which consist of SGN-CD19A, SGN-CD33A, SGN-LIV1A, ASG-22ME, and ASG-15ME. If a product candidate fails at any stage of development or we otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. In this regard, we recently determined to discontinue the development of SGN-75 and we will not receive any return on our investment in that product candidate. Moreover, we still have only limited data from our phase 1 trials of our product candidates. As a result, we may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates and it is possible that none of our current product candidates will ever become commercial products. In addition, we expect that much of our effort and many of our expenditures over the next few years will be devoted to the additional clinical development of and commercialization activities associated with ADCETRIS, which may restrict or delay our ability to develop our clinical and preclinical product candidates.

We may need to raise significant amounts of additional capital that may not be available to us.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities, as well as commercialize ADCETRIS and conduct required post-approval, and other clinical studies of ADCETRIS. Although some of these expenditures related to ADCETRIS are expected to be shared with Takeda, and we expect to offset some of these costs with sales proceeds of ADCETRIS, we may need to raise significant amounts of additional capital. In addition, we may require significant additional capital in order to acquire additional technologies, products or companies. We may seek additional funding through public or private financings and we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If adequate funds are not available to us when we need them, we will be required to delay, reduce the scope of or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

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

•

the timing, receipt and amount of milestone-based payments or other revenue from our collaborations or license arrangements, including royalty revenue generated from commercial sales of ADCETRIS by Takeda;

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

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of relapsed Hodgkin lymphoma or specifically indicated for relapsed sALCL; however, Celgene’s Istodax and Spectrum Pharmaceuticals’ Folotyn are both approved for relapsed or refractory PTCL and we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib, Millennium’s alistertib, Pharmacyclics’ ibrutinib and Gilead’s idealisib, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ two approved indications, including ASCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens, which represent competition for ADCETRIS.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Amgen, Bayer, Biogen IDEC, Bristol-Myers Squibb, Celgene, Eisai, Genentech, GSK, Gilead, ImmunoGen, Infinity, Merck, Novartis, Pfizer, Pharmacyclics, Sanofi-Aventis, Spectrum Pharmaceuticals, Takeda, and Teva are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including AstraZeneca, Bristol-Myers Squibb, ImmunoGen and Pfizer, have ADC technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive. We anticipate that we will face increased competition in the future as new companies enter our market and scientific developments surrounding other cancer therapies continue to accelerate.

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

If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected. *

We rely on information technology systems to keep financial records, maintain laboratory, patient and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses. If we were to experience a prolonged system disruption in the information technology systems, it could result in the delay of development of our product candidates or the coordination of our sales activities, which could adversely affect our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe.

In addition, our information technology systems are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations.

Increasing use of social media could give rise to liability. *

We are increasingly relying on social media tools as a means of communications. To the extent that we continue to use these tools as a means to communicate about ADCETRIS and our product candidates or about the diseases that ADCETRIS and our product candidates are intended to treat, there are significant uncertainties as to either the rules that apply to such communications, or as to the interpretations that health authorities will apply to the rules that exist. As a result, despite our efforts to comply with applicable rules, there is a significant risk that our use of social media for such purposes may cause us to nonetheless be found in violation of them. Such uses of social media could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value. *

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the third quarter of 2013, our closing stock price fluctuated between $32.71 and $48.48 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union and other countries in which Takeda has received approval by relevant regulatory authorities;

•	announcements regarding the results of discovery efforts and preclinical and clinical activities by us, including the clinical results of any of our current product candidates, or our competitors;

•

announcements regarding the results of the clinical trials we and/or Takeda are conducting or may in the future conduct for ADCETRIS, including the post-approval confirmatory studies of ADCETRIS that we are required to conduct as a condition to the FDA’s grant of accelerated approval for ADCETRIS, Health Canada’s Notice of Compliance with conditions, and the conditional marketing authorization of ADCETRIS by the European Commission;

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

•	termination of or changes in our existing collaborations or licensing arrangements, especially our ADCETRIS collaboration with Takeda or establishment of new collaborations or licensing arrangements;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our ability to raise additional capital when we need it and the terms upon which we may raise any additional capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.

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

Our existing stockholders have significant control of our management and affairs. *

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 52.9 percent of our voting power as of November 5, 2013. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Date: November 8, 2013

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