Form 10-K
period 2013-12-31
SEATTLE GENETICS INC /WA
filed 2014-02-28
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,782,964,197 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Select Market reported for such date. Excludes an aggregate of 64,803,406 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 122,982,860 shares of the registrant’s Common Stock issued and outstanding as of February 24, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2014 Annual Meeting of Stockholders.

SEATTLE GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

Item 1. Business

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of targeted therapies for the treatment of cancer. Our marketed product ADCETRIS®, or brentuximab vedotin, received accelerated approval in the United States in August 2011 and approval with conditions in Canada in February 2013 for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is an antibody-drug conjugate, or ADC, comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a microtubule disrupting agent, monomethyl auristatin E (MMAE), utilizing our proprietary technology. We have a broad development strategy for ADCETRIS evaluating its potential application in earlier lines of therapy for patients with Hodgkin lymphoma or mature T-cell lymphoma, including sALCL, or MTCL, and in other CD30-positive malignancies.

We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the United States and its territories and in Canada, and Takeda has commercial rights in the rest of the world. ADCETRIS was granted conditional marketing authorization in the European Union in October 2012 for patients with relapsed Hodgkin lymphoma or relapsed sALCL. We and Takeda have received marketing authorizations by regulatory authorities in 39 countries, including those described above, as well as Japan, Australia, Switzerland, South Korea and Singapore, and Takeda continues to pursue marketing authorizations in multiple other countries. In addition, we have five clinical-stage ADC programs, which consist of SGN-CD19A, SGN-CD33A, SGN-LIV1A, ASG-22ME, and ASG-15ME. We recently announced plans to advance a novel ADC that targets CD70, SGN-CD70A, into phase 1 clinical development during the second half of 2014. In addition, we have multiple pre-clinical-stage programs that are being developed as potential candidates for future clinical-stage development. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd. (formerly part of Abbott Laboratories), or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Pfizer, Inc., or Pfizer, PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; and Takeda; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys, Genmab A/S, or Genmab, and Oxford BioTherapeutics Ltd., or OBT.

The commercial potential of ADCETRIS and the ability to realize that potential by us and Takeda remains uncertain. Our success in effectively commercializing ADCETRIS will continue to require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, our ability to demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages, and our ability to comply with applicable laws and regulations. Our success could be unfavorably impacted by adverse events or competition. The U.S. Food and Drug Administration, or FDA, granted accelerated approval of ADCETRIS which means that we are, among other things, obligated to conduct specific post-approval clinical studies to confirm patient benefit as a condition of that approval. Similarly, Takeda is required to conduct post-approval confirmatory studies as a condition to the conditional marketing authorization of ADCETRIS by the European Commission and regulatory authorities in other countries. In addition, we currently expect that future ADCETRIS sales growth, if any, will depend primarily on our ability to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS in earlier lines of therapy in patients with Hodgkin lymphoma and MTCL, and in other CD30-positive malignancies. In order to do this, we are required to conduct additional extensive clinical studies and, if these studies are successful, we intend to seek additional regulatory approvals.

We and Takeda are conducting four phase 3 clinical trials of ADCETRIS, one in Hodgkin lymphoma patients at high risk of relapse following autologous stem cell transplant, or ASCT, called the AETHERA trial, one in relapsed cutaneous T-cell lymphoma, or CTCL, called the ALCANZA trial, one in front-line advanced classical Hodgkin lymphoma, called the ECHELON-1 trial, and one in front-line MTCL, including sALCL, called the ECHELON-2 trial. Based on current estimates of progression events from pooled, blinded data from the ongoing AETHERA trial, we have amended the trial design to enable a time point-driven progression-free survival analysis after patients have completed all required scans, which is anticipated to occur in the second half of 2014. The AETHERA trial is not being conducted under a Special Protocol Assessment, or SPA, agreement from the FDA and has not been designated as a confirmatory trial to convert either accelerated approval or conditional marketing authorization to regular approval; however, this trial will provide drug safety data analyses and fulfills one of our post-approval requirements with both the FDA and the European Medicines Agency, or EMA. We have entered into SPA agreements with the FDA for the ALCANZA, ECHELON-1 and ECHELON-2 clinical trials. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a Biologics License Application, or BLA, submission to the FDA if the trial achieves its primary endpoints. The primary end point in the ECHELON-1 and ECHELON-2 trials is progression-free survival per independent review facility assessment in patients treated with ADCETRIS compared to that achieved with therapy in the control arm. The primary endpoint in the ALCANZA trial is overall response rate, lasting at least four months, in patients treated with ADCETRIS compared to that achieved with therapy in the control arm.

We have an agreement with Ventana Medical Systems, Inc., a member of the Roche Group, or Ventana, under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. A molecular companion diagnostic is not required for the current approved indications for ADCETRIS; however, we are utilizing a molecular companion diagnostic to screen patients for inclusion in our ECHELON-2 and ALCANZA trials, and we expect that a molecular companion diagnostic may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies.

Our Antibody-Drug Conjugate (ADC) Technologies

ADCETRIS and our pipeline of monoclonal antibody-based product candidates utilize our ADC technology. ADCs are monoclonal antibodies that are linked to cytotoxic or cell-killing agents. Our ADCs utilize monoclonal antibodies that internalize within target cells after binding to a specified cell-surface receptor. Enzymes present inside the cell catalyze the release of the cytotoxic agent from the monoclonal antibody, which then results in the desired activity, specific killing of the target cell. A key component of our ADCs is the linker that attaches the cell-killing agent to the monoclonal antibody, which is designed to hold the cytotoxic agent to the monoclonal antibody until it binds to the cell surface receptor on the target cell and then to release the cytotoxic agent upon internalization within the target cell. This targeted delivery of the cell-killing agent is intended to maximize delivery of the cytotoxic agent to targeted cells while minimizing toxicity to normal tissues. Our ADCs use proprietary auristatins, which are microtubule disrupting agents, or pyrrolobenzodiazepine, or PBD, dimers, which are DNA cross-linkers, as cell-killing agents. The PBD dimer cell killing agent is stably linked to an antibody using our proprietary, site-specific conjugation technology, resulting in uniform drug-loading of two PBD dimers per antibody. We call this engineered antibody an EC-mAb. In contrast to natural products that are often more difficult to produce and link to antibodies, our drugs are synthetically produced and easier to scale for manufacturing. ADCETRIS, SGN-CD19A, SGN-CD33A, SGN-LIV1A, ASG-22ME, and ASG-15ME all utilize our proprietary, auristatin-based or PBD-based ADC technology, and this technology is also the basis of our corporate collaborations. We own or hold exclusive or partially-exclusive licenses to multiple issued patents and patent applications covering our ADC technology. We continue to evaluate new linkers, antibody formats, and cell-killing agents for use in our ADC programs.

We utilize additional technologies designed to maximize antitumor activity and reduce toxicity of antibody-based therapies. Genetic engineering enables us to produce antibodies that are optimized for their intended uses. For ADCs, we screen and select antibodies that have high tumor to normal tissue binding characteristics, rapid internalization within target cells and utilize native or engineered attachment sites to optimize drug conjugation. For unconjugated antibodies, we seek intrinsic antitumor activity through direct signaling and/or effector functions and lowered risk of adverse events or immune response. We have also developed a proprietary sugar enhanced antibody, or SEA, technology, which is a process to enhance the effector function of monoclonal antibodies to further increase their antitumor activity by selectively reducing sugars in the monoclonal antibodies, specifically fucose. In some cases, we evaluate the use of our monoclonal antibodies and ADCs in combination with conventional chemotherapy and other anticancer agents, which may result in increased antitumor activity.

Our Strategy

Our strategy is to become a leading developer and marketer of targeted therapies for cancer. Key elements of our strategy are to:

•

Successfully Execute ADCETRIS Commercial Plan.    An important near-term objective is to continue to execute our ADCETRIS commercial plan by maintaining or increasing market penetration and continuing to drive duration of therapy, consistent with the current ADCETRIS label. We continue to focus our efforts on commercializing ADCETRIS in the United States and Canada, including through the coordinated efforts of our sales, marketing, reimbursement and market planning groups. As of January 31, 2014, ADCETRIS had received marketing authorizations in relapsed Hodgkin lymphoma and sALCL by regulatory authorities in 39 countries, and we are continuing to support Takeda’s efforts to obtain regulatory approvals and conduct commercial launches in many other countries worldwide.

•

Expand the Therapeutic Potential of ADCETRIS.    We believe ADCETRIS may have applications in earlier lines of therapy for Hodgkin lymphoma and MTCL and in other types of CD30-positive cancers. We are conducting a phase 3 clinical trial in post-transplant Hodgkin lymphoma patients, the AETHERA trial, to evaluate whether ADCETRIS can extend progression-free survival versus placebo in patients following ASCT. Based on current estimates of progression events from pooled, blinded data from the ongoing AETHERA trial, the AETHERA trial has been amended to enable a time point-driven progression-free survival analysis after patients have completed all required scans, which is anticipated to occur in the second half of 2014. We have reported encouraging data and we also have ongoing clinical trials evaluating ADCETRIS in earlier lines of therapy for Hodgkin lymphoma (the ECHELON-1 trial), MTCL (the ECHELON-2 trial), and in other types of CD30-positive lymphoma such as CTCL, peripheral T-cell lymphoma and some types of B-cell lymphomas including diffuse large B-cell lymphoma, or DLBCL. We are also supporting both corporate and investigator sponsored trials in different CD30-positive indications, including CTCL, salvage therapy for patients with Hodgkin lymphoma prior to autologous hematopoietic cell transplant, novel combinations of ADCETRIS plus other anticancer agents, graft versus host disease and other areas of medical and scientific interest.

•

Continue to Develop our Other Pipeline Programs.    We believe that it is important to maintain a diverse pipeline of product candidates to sustain our future growth. To accomplish this, we are continuing to advance the development of our other clinical product candidates, particularly SGN-CD19A, SGN-CD33A, SGN-LIV1A, ASG-22ME, and ASG-15ME, as well as our preclinical programs, such as SGN-CD70A, and research-stage programs that employ our proprietary technologies. In addition, we have ADC co-development agreements with Genmab and OBT that provide us with future ADC product opportunities.

•

Continue to Leverage our Industry-Leading ADC Technology.    We have developed proprietary ADC technology designed to empower monoclonal antibodies. We are currently developing multiple product candidates that employ our ADC technology, including SGN-CD19A, SGN-CD33A, SGN-LIV1A, ASG-22ME, and ASG-15ME and several preclinical programs, including SGN-CD70A. We also license our ADC technology to biotechnology and pharmaceutical companies to generate near-term collaboration revenues and funding, as well as potential future milestones and royalties. Presently, we have active ADC collaborations with AbbVie, Bayer, Celldex, Daiichi Sankyo, Genentech, GSK, Takeda, Pfizer and Progenics, as well as ADC co-development agreements with Agensys, Genmab and OBT. Our ADC technology licensing deals have generated over $250 million as of December 31, 2013 through a combination of upfront payments, research support, and other fees, milestone payments and equity purchases.

•

Support Future Growth of our Pipeline through Internal Research Efforts and Strategic In-Licensing.    We have internal research programs directed toward identifying novel antigen targets, monoclonal antibodies and other targeting molecules, creating new antibody engineering techniques and developing new classes of stable linkers and cell-killing agents for our ADC technology. In addition, we supplement these internal efforts through ongoing initiatives to identify product candidates, products and technologies to in-license from biotechnology and pharmaceutical companies and academic institutions. We have license agreements with Bristol-Myers Squibb Corporation and the University of Miami, among others, which provide us with access to technology used in our development programs. We also have active research collaborations with other biotechnology companies and academic institutions to help advance our technology.

•

Enter into Strategic Product Collaborations to Generate Capital and Supplement our Internal Resources.    We enter into collaborations to broaden and accelerate clinical trial development and potential commercialization of our product candidates. Collaborations can generate significant capital, supplement our own internal expertise in key areas such as manufacturing, regulatory affairs and clinical development, and provide us with access to our collaborators’ marketing, sales and distribution capabilities in specific territories. When establishing strategic collaborations, we seek strong financial terms and endeavor to retain significant product rights, including seeking to retain product rights in the United States and Europe.

ADCETRIS and Product Candidate Development Pipeline

The following table summarizes our ADCETRIS and product candidate development pipeline:

Name of Product or Product Candidate	Description	Commercial Rights	Status

ADCETRIS®	Anti-CD30 ADC	Seattle Genetics in United States and Canada; Takeda in rest of world

ADCETRIS received accelerated approval in the United States in 2011, conditional approval in the European Union in 2012, approval with conditions in Canada in 2013 and marketing authorization in Japan in 2014, among other countries, for patients with relapsed Hodgkin lymphoma or relapsed sALCL. As of January 31, 2014, ADCETRIS had received marketing authorizations in relapsed Hodgkin lymphoma or relapsed sALCL by regulatory authorities in 39 countries.

AETHERA phase 3 randomized trial ongoing for patients with Hodgkin lymphoma at high risk of relapse following ASCT. Enrollment was completed in 2012. The AETHERA trial was recently amended to enable a time point-driven progression-free survival analysis after patients have completed all required scans, which is anticipated to occur in the second half of 2014.

ECHELON-1 phase 3 randomized front-line trial ongoing for patients with advanced classical Hodgkin lymphoma comparing Adriamycin, vinblastine, bleomycin and dacarbazine, or ABVD, versus AVD plus ADCETRIS.

ECHELON-2 phase 3 randomized front-line trial ongoing for patients with CD30-positive MTCL, including sALCL, comparing cyclophosphamide, doxorubicin, Oncovin (vincristine) and prednisone, or CHOP, versus CHP plus ADCETRIS.

ALCANZA phase 3 randomized trial ongoing for relapsed CD30-positive CTCL patients, comparing ADCETRIS versus investigator’s choice of methotrexate or bexarotene.

Phase 2 trial ongoing for patients with relapsed or refractory CD30-positive non-Hodgkin lymphomas, including DLBCL, peripheral T-cell lymphoma and other less common lymphoma subtypes (but excluding sALCL).

Phase 2 CD30-screening and treatment trial ongoing for patients with CD30-positive non-lymphoma malignancies, including multiple myeloma, leukemia and solid tumors.

Name of Product or Product Candidate	Description	Commercial Rights	Status

Phase 2 trial ongoing for patients age 60 or older with newly diagnosed Hodgkin lymphoma evaluating ADCETRIS as a front-line monotherapy. In addition, the trial was recently amended to include the administration of ADCETRIS in combination with dacarbazine.

Phase 1/2 second-line trial ongoing for patients with relapsed Hodgkin lymphoma evaluating ADCETRIS in combination with bendamustine.

Phase 2 front-line trial ongoing for patients with DLBCL evaluating ADCETRIS in combination with rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone, or R-CHOP.

SGN-CD19A	Anti-CD19 ADC	Seattle Genetics	Two phase 1 trials ongoing for relapsed or refractory B-cell acute lymphoblastic leukemia, or ALL, and relapsed or refractory B-cell non-Hodgkin lymphomas.

SGN-CD33A	Anti-CD33 ADC	Seattle Genetics	Phase 1 trial ongoing for patients with acute myeloid leukemia, or AML.

SGN-LIV1A	Anti-LIV1 ADC	Seattle Genetics	Phase 1 trial ongoing for patients with LIV-1-positive metastatic breast cancer.

ASG-22ME	Anti-Nectin-4 ADC	50:50 co-development and commercialization with Agensys	Phase 1 trial ongoing for Nectin-4-positive solid tumors.

ASG-15ME	Anti-SLITRK6 ADC	50:50 co-development and commercialization with Agensys	Phase 1 trial ongoing for patients with bladder cancer.

ADCETRIS

ADCETRIS is an ADC comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a proprietary microtubule disrupting agent, monomethyl auristatin E (MMAE). ADCETRIS employs a linker system that is designed to be stable in the bloodstream and to release MMAE upon internalization into CD30-positive cells. We believe that the CD30 antigen is an attractive target for cancer therapy because it is expressed on multiple types of cancer, but has limited expression on normal tissues. We are collaborating with Takeda on the global development and commercialization of ADCETRIS. Under this collaboration, we retain commercial rights in the United States and Canada. Takeda has exclusive rights to commercialize ADCETRIS in the rest of the world. ADCETRIS has received regulatory approvals as follows:

•

United States.    In August 2011, the FDA granted accelerated approval of ADCETRIS in two indications: (1) the treatment of patients with Hodgkin lymphoma after failure of ASCT or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates and (2) the treatment of patients with sALCL, after failure of at least one prior multi-agent chemotherapy regimen. These indications are based on response rate. There are no data available demonstrating improvement in patient-reported outcomes or survival with ADCETRIS. In July 2013 we received notification from the FDA approving a supplemental Biologics License Application, or sBLA, to remove the 16-cycle limitation on duration of use of ADCETRIS from the U.S. prescribing information. However, a requested label claim for retreatment that we submitted as part of the sBLA was not approved.

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

•

European Union.    In October 2012, the European Commission granted conditional marketing authorization of ADCETRIS for the treatment of adult patients with relapsed or refractory CD30-positive Hodgkin lymphoma: (1) following ASCT, or (2) following at least two prior therapies when ASCT or multi-agent chemotherapy is not a treatment option. In addition, ADCETRIS was indicated for the treatment of adult patients with relapsed or refractory sALCL.

•

Worldwide.    As of January 31, 2014, ADCETRIS had received marketing authorization in relapsed Hodgkin lymphoma and relapsed sALCL by regulatory authorities in 39 countries, including those described above as well as Japan, Australia, Switzerland, South Korea and Singapore.

Required ADCETRIS Post-approval Clinical Studies

ADCETRIS was granted approval in two indications under the FDA’s accelerated approval regulations, which allows the FDA to approve products for cancer or other serious or life-threatening illnesses based on surrogate endpoints or on a clinical endpoint other than survival or irreversible morbidity. Under the FDA’s accelerated approval regulations, we are subject to certain post-approval requirements pursuant to which we are conducting additional confirmatory phase 3 trials to verify and describe the clinical benefit of ADCETRIS. In addition, we are subject to extensive ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA. Successful completion of either of these two trials could result in conversion to regular approval for both indications:

•

An ongoing phase 3 randomized trial comparing ADCETRIS in combination with AVD versus ABVD as front-line therapy in advanced classical Hodgkin lymphoma patients, called the ECHELON-1 trial. The primary endpoint is progression-free survival per independent review facility assessment, with overall survival as a key secondary endpoint.

•

An ongoing phase 3 randomized, double-blind clinical trial comparing ADCETRIS in combination with CHP versus CHOP as front-line therapy in patients with CD30-positive MTCL, including sALCL, called the ECHELON-2 trial. The primary endpoint is progression-free survival per independent review facility assessment, with overall survival as a key secondary endpoint.

Both of these studies are described in greater detail below under “Clinical Development Plan”. Failure to complete these required post-approval studies or adhere to the timelines set by the FDA could result in penalties, including fines or withdrawal of ADCETRIS from the market, unless we are able to demonstrate good cause for not completing the studies or adhering to the timelines. The FDA may also initiate proceedings to withdraw approval if these post-approval studies fail to verify the clinical benefit of ADCETRIS. Further, the FDA may require us to further strengthen the warnings and precautions section of the ADCETRIS package insert. Post-approval clinical studies similar to those required by the FDA are required in many other countries, including in Canada and the European Union. The requirements of these post-approval clinical studies vary from country to country and may involve testing in addition to the post-approval studies required by the FDA.

Market Opportunities

According to the American Cancer Society, more than 9,200 cases of Hodgkin lymphoma were diagnosed in the United States during 2013, and an estimated 1,180 people died of the disease. Approximately 2,000 additional patients per year in the United States are diagnosed with sALCL, a type of MTCL lymphoma that expresses the CD30 antigen. The use of combination chemotherapy as front-line therapy for malignant lymphomas has resulted in high remission rates; however, these front-line chemotherapy regimens have substantial associated toxicities and a significant number of lymphoma patients relapse and require additional treatments including other chemotherapy regimens and ASCT. In addition to lymphoma, CD30 is also expressed in leukemia, multiple myeloma and solid tumors, which may provide additional market opportunities in the future. For the reasons discussed in “Item 1A—Risk Factors”, we may not be able to obtain regulatory approvals to market ADCETRIS for front-line Hodgkin lymphoma or MTCL, or otherwise expand its labeled indications of use.

Clinical Development Plan

In collaboration with Takeda, we are pursuing a broad development strategy that includes clinical trials of ADCETRIS both as a single agent and in combination with standard therapies for CD30-positive cancers. These ongoing clinical trials include:

Phase 3 Hodgkin Lymphoma Post-ASCT Relapse Prevention.    In April 2010, we initiated a phase 3 trial of ADCETRIS for post-transplant Hodgkin lymphoma patients, or the AETHERA trial. The AETHERA trial is a randomized, double-blind, placebo-controlled study to evaluate ADCETRIS versus placebo in 329 Hodgkin lymphoma patients following ASCT. Patients were required to be at high risk for residual Hodgkin lymphoma, defined as those with a history of refractory Hodgkin lymphoma, those who relapsed or progress within one year from receiving front-line chemotherapy and/or those who had disease outside of the lymph nodes at the time of pre-ASCT relapse. We completed enrollment of the AETHERA trial during 2012. Patients received ADCETRIS every three weeks for up to approximately one year. The primary endpoint of the study is progression-free survival and secondary endpoints include overall survival, safety and tolerability. Based on current estimates of progression events from pooled, blinded data from the ongoing AETHERA trial, the AETHERA trial has been amended to enable a time point-driven progression-free survival analysis after patients have completed all required scans, which is anticipated to occur in the second half of 2014. The AETHERA trial is not being conducted under a SPA agreement from the FDA and has not been designated as a confirmatory trial to convert either accelerated approval or conditional marketing authorization to regular approval. The AETHERA trial is being conducted at multiple centers in the United States, Europe and Russia, and will provide important safety data as well as data on the use of ADCETRIS in an earlier line of Hodgkin lymphoma therapy as part of an integrated second-line regimen with ASCT.

Phase 3 Front-line Hodgkin Lymphoma.    In November 2012, we and Takeda announced a randomized, open-label, phase 3 trial investigating ADCETRIS plus AVD versus ABVD as frontline therapy in patients with advanced classical Hodgkin lymphoma, or the ECHELON-1 trial. The primary endpoint is modified progression-free survival per independent review facility assessment. Secondary endpoints include overall survival, complete remission rate and safety. The multi-center trial is being conducted in North America, Europe, Latin America and Asia. The study is expected to enroll approximately 1,040 eligible patients (approximately 520 patients per treatment arm) who have histologically-confirmed diagnosis of Stage III or IV classical Hodgkin lymphoma who have not been previously treated with systemic chemotherapy or radiotherapy. The trial is being conducted under a SPA agreement with the FDA and also received scientific advice from the EMA. We are required to conduct this trial as part of our ADCETRIS post-marketing requirement, and the trial is designed to be confirmatory in the United States, Canada and European Union. At the December 2012 American Society of Hematology, or ASH, meeting we announced results from a phase 1 dose-escalation combination trial in front-line Hodgkin lymphoma that evaluated ADCETRIS combined with ABVD or combined with AVD. Among the 25 evaluable patients in the ADCETRIS plus AVD cohorts, 24 patients who completed front-line therapy on study achieved a complete remission. Grade 3 or higher adverse events occurring in more than one patient overall noted in the ABVD and AVD cohorts, respectively, were neutropenia (80 percent, 77 percent), anemia (20 percent,

12 percent), febrile neutropenia (20 percent, 8 percent) and pulmonary toxicity (24 percent, 0 percent). One patient experienced a Grade 3 peripheral neuropathy event. Data from this phase 1 trial supported initiation of the ECHELON-1 trial.

Phase 3 Front-line Mature T-Cell Lymphoma.    In January 2013, we and Takeda initiated a global randomized, double-blind, placebo-controlled multi-center phase 3 clinical trial evaluating ADCETRIS in combination with CHP versus CHOP for the treatment of newly diagnosed CD30-positive MTCL patients, including patients with sALCL and other types of peripheral T-cell lymphomas, or the ECHELON-2 trial. The primary endpoint is progression-free survival per independent review facility assessment. Secondary endpoints include overall survival, complete remission rate and safety. The trial is being conducted in North America, Europe and Asia and is expected to enroll approximately 300 patients. A molecular companion diagnostic test is being used in this trial to identify eligible patients based on CD30-expression. We are developing a companion diagnostic under a collaboration agreement with Ventana and Takeda. The trial is being conducted under a SPA agreement with the FDA and also received scientific advice from the EMA. We are required to conduct this trial as part of our ADCETRIS post-marketing requirement, and the trial is designed to be confirmatory in the United States, Canada and European Union. At the December 2013 ASH meeting, we announced updated results from a phase 1 dose-escalation combination trial to evaluate ADCETRIS plus chemotherapy for sALCL, which was subsequently amended to include patients with any CD30-positive MTCL. After completing combination therapy, 26 of 26 patients treated with ADCETRIS plus CHP had an objective response, including 23 patients with a complete remission. The most common treatment-emergent adverse events of any grade occurring in more than 40 percent of patients were peripheral sensory neuropathy (69 percent), nausea (65 percent), diarrhea (58 percent), fatigue (58 percent), shortness of breath (46 percent) and constipation (38 percent). Data from this trial supported initiation of the ECHELON-2 trial. In addition, we recently reported that ADCETRIS has been added to the National Comprehensive Cancer Network, or NCCN, guidelines for the treatment of relapsed CD30-positive peripheral T-cell lymphoma.

Phase 3 Cutaneous T-Cell Lymphoma.    In May 2012, we and Takeda initiated a phase 3 trial of ADCETRIS for relapsed CD30-positive CTCL patients, or the ALCANZA trial. The ALCANZA trial is a randomized, open-label, phase 3 trial of ADCETRIS versus investigator’s choice of methotrexate or bexarotene in patients with CD30-positive CTCL, including those with primary cutaneous anaplastic large cell lymphoma, or pcALCL, or mycosis fungoides, or MF. The primary endpoint of the study is overall response rate, lasting at least four months. The key secondary endpoints are complete response rate, progression-free survival and burden of symptoms. Approximately 124 patients are expected to be enrolled in the pivotal trial. The ALCANZA trial is being conducted under a SPA agreement with the FDA and also received EMA scientific advice. Results from two investigator-sponsored phase 2 trials of ADCETRIS in patients with CD30-positive CTCL were presented at the 2012 and 2013 ASH meetings. Of the aggregate 68 evaluable CD30-positive CTCL patients reported by these two studies, 49 patients treated with ADCETRIS achieved an objective response. The most common adverse events were peripheral neuropathy, fatigue, decreased appetite, rash and nausea.

Relapsed or Refractory CD30-Positive Non-Hodgkin Lymphoma, including DLBCL and other B-cell Lymphomas.    In August 2011, we initiated a phase 2 trial for patients with relapsed or refractory CD30-positive non-Hodgkin lymphomas, including DLBCL, peripheral T-cell lymphoma and other less common lymphoma subtypes, but excluding sALCL. The primary endpoint of this trial is to determine the antitumor activity of ADCETRIS as measured by objective response rate. In addition, the trial will assess safety and characterize the relationship of CD30 expression with potential antitumor activity. Interim data were reported at the December 2013 ASH meeting from 50 patients with relapsed DLBCL. Of these patients, 42 percent achieved an objective response, including 16 percent complete remissions and 26 percent partial remissions. At the time of data analysis, the median duration of response for DLBCL was 5.8 months. For DLBCL patients who achieved a complete remission, the median duration of response was 11.5 months. Objective responses were observed across a broad range of CD30 expression, from DLBCL patients with undetectable CD30 by standard immunohistochemistry testing to those with CD30 expression up to 90 percent. The most common treatment-emergent adverse events of any grade in patients with DLBCL and other B-cell lymphomas occurring in more than 25 percent of all patients enrolled were fatigue (49 percent), neutropenia (40 percent), nausea (38 percent), diarrhea (37 percent) and fever (29 percent). The most common Grade 3 treatment-emergent adverse events in patients with DLBCL and other B-cell lymphomas were neutropenia and anemia. The only Grade 4 treatment-emergent event was neutropenia. Serious adverse events considered related to treatment and occurring in more than one patient were pneumonia (three patients), anemia, febrile neutropenia, neutropenia and thrombocytopenia (two patients each). Enrollment is ongoing and the study is expected to enroll more than 150 patients at multiple centers in the United States.

Front-line Therapy for Hodgkin Lymphoma Patients Age 60 and Over.    In October 2012, we initiated a phase 2 clinical trial evaluating ADCETRIS monotherapy as a front-line therapy for patients age 60 or older with newly diagnosed Hodgkin lymphoma. The phase 2 single-arm, open-label clinical trial will evaluate the efficacy and tolerability of ADCETRIS in patients age 60 or older with Hodgkin lymphoma. The primary endpoint of the trial is to assess the objective response rate, with key secondary endpoints of safety and tolerability, duration of response, complete remission rate and progression-free survival. The study is expected to enroll up to 50 patients at multiple centers in the United States. In addition, we recently amended the trial to include the administration of ADCETRIS in combination with dacarbazine.

Second-line Therapy for Relapsed or Refractory Hodgkin Lymphoma Patients.    In June 2013, we initiated a phase 1/2 single-arm, open-label clinical trial to evaluate the efficacy and tolerability of ADCETRIS in combination with bendamustine in Hodgkin lymphoma patients after first relapse. The multi-phase study is divided into two cohorts to determine the recommended dose and tolerability of ADCETRIS in combination with bendamustine and to assess the complete remission rate associated with combination use. Bendamustine is an alkylating agent used in the treatment of chronic lymphocytic leukemias and lymphomas. Patients are eligible to receive up to six cycles of ADCETRIS in combination with bendamustine followed by additional single-agent ADCETRIS for a total of 16 cycles. As a part of the trial design, after patients receive ADCETRIS plus bendamustine combination therapy, they have the option to pause therapy to receive an ASCT and then resume treatment with single-agent ADCETRIS as consolidation. At the February 2014 American Medical Association Bone Marrow Transplant Tandem Meetings, we presented interim data that included 23 patients who were evaluable for safety and 13 patients who were evaluable for response at the time of data analysis. After a median of two cycles of therapy, 92 percent of patients evaluable for response (12 of 13 patients) achieved an objective response, including 77 percent (ten patients) with complete remissions and 15 percent (two patients) with partial remissions. At the time of analysis, the two patients with partial remissions had each received two cycles of therapy and treatment was ongoing. The most common adverse events were nausea (57 percent), rash (39 percent), fever (35 percent), fatigue (30 percent) and vomiting (30 percent). The most common Grade 3 or 4 adverse event was lymphopenia (13 percent Grade 3; nine percent Grade 4). Infusion reactions considered related to combination therapy were reported as serious adverse events in six patients and led to treatment discontinuation for three patients. As a result, the protocol is being amended to require premedication with corticosteroids and antihistamines. Enrollment is ongoing and expected to include up to 50 patients at multiple centers in the United States.

Front-line Therapy for DLBCL Patients.    In August 2013, we initiated a phase 2 study of ADCETRIS in combination with R-CHOP as front-line therapy in patients with DLBCL. This study will evaluate the safety and antitumor activity of adding ADCETRIS to standard front-line therapy for DLBCL. The study is expected to enroll up to 50 patients at multiple centers in the United States.

Investigator-Sponsored Studies.    As of December 31, 2013, there were 24 ongoing investigator sponsored trials of ADCETRIS in the U.S. In addition, we and Takeda are reviewing proposals from multiple clinical investigators and cooperative groups in the United States, Canada and Europe about potential clinical trials of ADCETRIS. The investigator sponsored trials we have supported to date include the use of ADCETRIS in a number of malignant hematologic indications, including cutaneous T-cell lymphoma, older patients with untreated Hodgkin lymphoma and salvage therapy for patients with Hodgkin lymphoma prior to autologous hematopoietic stem cell transplantation. We are also supporting numerous other investigator-sponsored trial proposals for the use of ADCETRIS in other CD30-positive and select CD30-undetectable settings, such as novel combinations of therapy and graft versus host disease.

SGN-CD19A

SGN-CD19A is an ADC composed of an anti-CD19 monoclonal antibody linked to a potent auristatin compound using our proprietary ADC technology, and is a product candidate for the treatment of hematologic malignancies. CD19 is a B-cell antigen that is expressed in non-Hodgkin lymphoma, chronic lymphocytic leukemia and acute lymphoblastic leukemia, or ALL. We have previously reported preclinical data demonstrating that SGN-CD19A binds to target cells with high affinity, internalizes and induces potent cancer-cell-killing activity and durable tumor regressions at low doses in multiple cancer models. In February 2013 we announced the initiation of two phase 1, open-label, dose-escalation clinical trials of SGN-CD19A. The first trial is enrolling adult and pediatric patients with relapsed or refractory B-cell ALL, as well as patients with Burkitt lymphoma or leukemia or B-cell lymphoblastic lymphoma. The dose escalation portion of the study is designed to evaluate both weekly and every three week schedules and is expected to enroll approximately 80 patients at multiple centers in the United States. The second trial is enrolling patients with relapsed or refractory aggressive B-cell non-Hodgkin lymphomas, including DLBCL and mantle cell lymphoma. The dose escalation portion of the trial is evaluating SGN-CD19A administered every three weeks and is expected to enroll approximately 25 patients at multiple centers in the United States. The primary endpoints for both trials are to estimate the maximum tolerated dose and to evaluate the safety of SGN-CD19A. In addition, the trials are evaluating antitumor activity, pharmacokinetics, progression-free survival and overall survival.

At the December 2013 ASH annual meeting, we announced interim data from 16 adult patients and four pediatric patients with relapsed or refractory B-lineage ALL and highly aggressive lymphoma, including B-cell lymphoblastic lymphoma, or B-LBL, and Burkitt lymphoma. At the time of interim data analysis, the maximum tolerated dose had not yet been reached and enrollment and dose escalation was ongoing. Of the 16 adult patients treated across all dose levels, three achieved a complete remission or complete remission with incomplete platelet recovery, eight had resistant disease with clinical benefit or stable disease, and five had progressive disease. At dose levels greater than 1.0 milligram per kilogram (mg/kg), eight of 10 adult patients had clinical benefit, consisting of complete remission, complete remission with incomplete platelet recovery, resistant disease with clinical benefit or stable disease. Of the four pediatric patients, one patient had resistant disease with clinical benefit, one had resistant disease without clinical benefit, one had progressive disease and one was unevaluable. The most common adverse events of any grade occurring in adult patients were fever, nausea, chills, fatigue, blurred vision and vomiting. Adverse events seen in at least two pediatric patients were vomiting and abdominal pain, cough, shortness of breath, nausea and fever. We plan to report additional data from both phase 1 trials of SGN-CD19A during 2014.

SGN-CD33A

SGN-CD33A is an ADC composed of an anti-CD33 monoclonal antibody linked to a potent PBD dimer using our proprietary ADC technology, and is a product candidate for the treatment of AML. SGN-33A targets CD33, a protein that is expressed on most AML cells. SGN-CD33A employs our newest proprietary ADC technology. This technology is comprised of a PBD dimer, which is a potent cell-killing agent that works by a different mechanism than auristatins, linked to an engineered antibody called EC-mAb, resulting in uniform drug-loading of two PBD dimers per antibody.

In July 2013 we initiated a phase 1, open-label, multi-center, dose-escalation clinical trial of SGN-CD33A. The primary endpoints of the study are the estimation of the maximum tolerated dose and evaluation of the safety of SGN-CD33A. In addition, the trial will evaluate anti-leukemia activity, pharmacokinetics, progression-free survival and overall survival in patients with CD33-positive AML. The dose escalation portion of the study is designed to evaluate SGN-CD33A administered every three weeks and will enroll up to approximately 90 patients at multiple centers in the United States. Patients who achieve a complete remission are eligible to continue to receive SGN-CD33A at a lower, maintenance dose given every three weeks. Dose escalation cohorts that show evidence of anti-leukemia activity may be expanded to allow for a more comprehensive evaluation of safety and clinical activity. We expect to report data from this phase 1 trial of SGN-CD33A during 2014.

SGN-LIV1A

SGN-LIV1A is an ADC composed of an anti-LIV-1 monoclonal antibody linked to a potent auristatin compound using our proprietary ADC technology, and is a product candidate for the treatment of LIV-1-positive metastatic breast cancer. In October 2013 we initiated a phase 1, open-label, dose-escalation clinical trial to evaluate the safety and antitumor activity of SGN-LIV1A in patients with LIV-1-positive metastatic breast cancer. The trial is enrolling patients with triple negative disease who have previously been treated with at least two prior cytotoxic regimens in the metastatic setting, or patients with ER-positive and/or PR-positive and HER2-negative disease who have previously been treated with at least two prior cytotoxic regimens in the metastatic setting, and at least three prior hormonal therapies. The primary endpoint of the trial is safety, with key secondary endpoints of objective response, duration of response and progression-free survival. The study is expected to enroll up to 70 patients at multiple centers in the United States.

ASG-22ME

ASG-22ME is an ADC composed of an anti-Nectin-4 monoclonal antibody linked to a potent auristatin compound using our proprietary ADC technology. Nectin-4 is a novel target expressed in multiple cancers including bladder, breast, lung and pancreatic cancers. We are developing ASG-22ME as a product candidate for the treatment of solid tumors under our co-development collaboration with Agensys. A phase 1 clinical trial of ASG-22ME for the treatment of Nectin-4-positive solid tumors was initiated in July 2011. This trial is evaluating the safety, tolerability, pharmacokinetic profile and antitumor activity of escalating doses of ASG-22ME. The maximum tolerated dose has not yet been established in this trial and dose escalation is continuing.

ASG-15ME

ASG-15ME is an ADC composed of an anti- SLITRK6 monoclonal antibody linked to a potent auristatin compound using our proprietary ADC technology. SLITRK6 is a novel target expressed in bladder and lung cancer. We are developing ASG-15ME as a product candidate for the treatment of bladder cancer under our co-development collaboration with Agensys. A phase 1 clinical trial of ASG-15ME for the treatment of bladder cancer was initiated in October 2013. This trial is evaluating the safety, tolerability, pharmacokinetic profile and antitumor activity of escalating doses of ASG-15ME. The maximum tolerated dose has not yet been established in this trial and dose escalation is continuing.

SGN-70A

SGN-CD70A is an ADC composed of an anti-CD70 EC-mAb linked to a potent PBD dimer using our proprietary ADC technology, and is a product candidate for the treatment of CD70-positive renal cell carcinoma and non-Hodgkin lymphoma. We plan to initiate a phase 1, open-label, multi-center, dose escalation clinical trial of SGN-CD70A during 2014.

Research Programs

In addition to our pipeline of product candidates and antibody-based technologies, we have internal research programs directed toward developing new classes of potent, cell-killing agents and stable linkers, identifying novel antigen targets, monoclonal antibodies and other targeting molecules, and advancing our antibody engineering initiatives.

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

Novel Monoclonal Antibodies and Antigen Targets.    We are actively engaged in internal efforts to identify and develop monoclonal antibodies and other targeting molecules and ADCs with novel specificities and activities against selected antigen targets. We focus on antigen targets that are highly expressed on the surface of cancer cells that may serve as targets for monoclonal antibodies or ADCs. We then create and screen panels of cancer-reactive monoclonal antibodies in our laboratories to identify those with the desired specificity. We supplement these internal efforts by evaluating opportunities to in-license targets and antibodies from academic groups and other biotechnology and pharmaceutical companies, such as our ongoing co-development collaborations with Genmab and OBT.

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

Research and Development Expense

Since inception, we have devoted a significant amount of resources to develop our product candidates and our antibody-based technologies. For the years ended December 31, 2013, 2012, and 2011, we recorded $218.6 million, $170.3 million, and $163.4 million, respectively, in research and development expenses.

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

Takeda ADCETRIS Collaboration

In December 2009, we entered into a collaboration agreement with Takeda to develop and commercialize ADCETRIS, under which Seattle Genetics retains commercial rights in the United States and its territories and in Canada, and Takeda and its Takeda affiliates have commercial rights in the rest of the world. As of December 31, 2013, we had received an upfront payment of $60 million and had achieved milestone payments totaling $30 million related to regulatory submissions and approval of ADCETRIS by the European Commission. We are entitled to receive additional progress- and sales-dependent milestone payments of up to $205 million based on Takeda’s achievement of significant events under the collaboration in addition to tiered royalties with percentages starting in the mid-teens and escalating to the mid-twenties based on net sales of ADCETRIS within Takeda’s licensed territories. Takeda also bears a portion of third party royalty costs owed on sales of ADCETRIS in its territory. Takeda is funding half of joint worldwide development costs under the collaboration, excluding costs solely related to development in Japan, which Takeda is solely responsible for funding. Although we are funding half of joint worldwide development costs, Takeda is responsible for the achievement of the progress- and sales-dependent milestone payments that we may receive. Either party may terminate the collaboration agreement if the other party materially breaches the agreement and such breach remains uncured. Takeda may terminate the collaboration agreement for any reason upon prior written notice to us and we may terminate the collaboration agreement in certain circumstances. The collaboration agreement can also be terminated by mutual written consent of the parties. If neither party terminates the collaboration agreement, then the agreement automatically terminates on the expiration of all payment obligations.

Agensys Co-Development Collaboration

In January 2007, we entered into an agreement with Agensys to jointly research, develop and commercialize ADCs for the treatment of cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Agensys to proprietary cancer targets. Under this collaboration, Agensys is conducting research and development aimed at identifying ADC product candidates for multiple designated antigens as well as clinical trials on various ADC product candidates.

The co-development provisions of the collaboration agreement included an initial co-development product candidate, ASG-5ME, and provided us with two options to co-develop additional product candidates. We have exercised all of our co-development options and are currently co-developing ASG-22ME and ASG-15ME. Development of ASG-5ME has been discontinued. We and Agensys are co-funding all development and commercialization costs for both ASG-22ME and ASG-15ME, and will share equally in any profits for these product candidates. We and Agensys initiated a phase 1 clinical trial of ASG-22ME for the treatment of Nectin-4 positive solid tumors in July 2011. A phase 1 clinical trial of ASG-15ME for the treatment of bladder cancer was initiated in October 2013.

Agensys has the right to develop and commercialize the other ADC product candidates on its own, subject to paying us annual maintenance fees, milestones, royalties and support fees for research and development services and material provided under the collaboration agreement. We are entitled to receive progress- and sales-dependent milestone payments of up to approximately $195 million based on Agensys’ achievement of significant events under the collaboration in addition to mid-single digit royalties on net sales of any of these other ADC product candidates by Agensys. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party. Either party may terminate the collaboration agreement if the other party becomes insolvent or the other party materially breaches the agreement and such breach remains uncured. Subject to certain restrictions, either party may terminate the collaboration agreement for any reason upon prior written notice to the other party. The collaboration agreement can also be terminated by mutual written consent of the parties. If neither party exercises its option to terminate the collaboration agreement, then the agreement will automatically terminate on the later of: (a) the expiration of all payment obligations pursuant to the collaboration agreement, or (b) the day upon which we and Agensys cease to develop and commercialize products under the agreement.

Genmab Co-Development Collaboration

In September 2010, we entered into an ADC research collaboration agreement with Genmab. Under the agreement, Genmab has rights to utilize our ADC technology with its HuMax-TF antibody targeting the Tissue Factor, or TF, antigen, which is expressed on numerous types of solid tumors. Under this agreement, we received an upfront payment and have the right to exercise a co-development option for any resulting ADC products at the end of phase 1 clinical development. Genmab is responsible for research, manufacturing, preclinical development and phase 1 clinical trials of ADCs under the collaboration. We receive research support payments for any assistance provided to Genmab. If we opt into the anti-TF ADC product at the end of phase 1, we and Genmab would co-develop and share all future costs and profits for the product on a 50:50 basis. If we do not opt in, then Genmab would pay us fees, milestones and mid-single digit royalties on worldwide net sales of the product.

ADC Collaborations

We have active collaborations with nine companies to allow them to use our proprietary ADC technology with their monoclonal antibodies. Under our ADC collaborations, which we enter into in the ordinary course of business, we receive or are entitled to receive upfront cash payments, progress-dependent milestones and single digit royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. Our ADC collaborators are responsible for development, manufacturing and commercialization of any ADC product candidates that result from the collaborations and are solely responsible for the achievement of any of the potential milestones under these collaborations.

Our current ADC collaborations are at various stages of clinical and preclinical development We do not expect to receive material revenues from our current ADC collaboration agreements unless and until a product that incorporates our ADC technology enters late-stage clinical development and receives marketing approval from the FDA when the milestone payments, royalties or other rights and benefits become more substantial. Below is a table setting forth our active collaborations and current development status:

OBT Co-Development Collaboration

In September 2011, we entered into a strategic collaboration with OBT to jointly discover novel ADCs for the treatment of cancer. Under the collaboration, OBT is generating panels of monoclonal antibodies against novel tumor-specific antigens identified using its proprietary Oxford Genome Anatomy Project (OGAP(R)) database. The antibodies generated by OBT are then screened for activity using our ADC technology. The resulting ADCs may be selected by each company for further development and commercialization. Under the terms of the multi-year, multi-product agreement, we and OBT each have an equal number of alternating options to select programs from among the preclinical ADCs identified for exclusive, worldwide development and commercialization. Each company will receive progress-dependent milestone payments and royalties on net sales of any resulting ADCs developed by the other party.

License Agreements

We have in-licensed antibodies, targets and enabling technologies from pharmaceutical and biotechnology companies and academic institutions for use in our pipeline programs and ADC technology, including the following:

Bristol-Myers Squibb.    In March 1998, we obtained rights to some of our technologies and product candidates, portions of which are exclusive, through a license agreement with Bristol-Myers Squibb. Through this license, we secured rights to use various targeting technologies, including chemical linkers covered by patents owned by Bristol-Myers Squibb. Under the terms of the license agreement, we are required to pay royalties in the low single digits on net sales of products, including ADCETRIS, which incorporate technology covered by patents licensed from Bristol-Myers Squibb.

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

Patents and Proprietary Technology

Our owned and licensed patents and patent applications are directed to ADCETRIS, our product candidates, monoclonal antibodies, our ADC and SEA technologies and other antibody-based and/or enabling technologies. We commonly seek patent claims directed to compositions of matter, including antibodies, ADCs, and drug-linkers containing highly potent cell-killing agents, as well as methods of using such compositions. When appropriate, we also seek claims to related technologies, such as methods of using certain sugar analogs utilized in our SEA technology. For ADCETRIS and each of our product candidates, we have filed or expect to file multiple patent applications. We maintain patents and prosecute applications worldwide for technologies that we have out-licensed, such as our ADC technology. Similarly, for partnered products and product candidates, such as ADCETRIS, ASG-22ME, and ASG-15ME, we seek to work closely with our development partners to coordinate patent efforts, including patent application filings, prosecution, term extension, defense and enforcement. As ADCETRIS and our development product candidates advance through research and development, we seek to diligently identify and protect new inventions, such as combinations, improvements to methods of manufacturing, and methods of treatment. We also work closely with our scientific personnel to identify and protect new inventions that could eventually add to our development pipeline. In addition to our patented intellectual property, we also rely on trade secrets and other proprietary information, especially when we do not believe that patent protection is appropriate or can be obtained.

For ADCETRIS and our related ADC technology, our 27 issued patents will expire between 2014 and 2026 in the United States and Europe, and additional patent applications are pending that, if issued, could increase the patent term to 2030 for certain methods of treatment using ADCETRIS. Of these 27 patents, we own rights to sixteen patents and have exclusively licensed rights to eleven patents. For SGN-CD19A and our related ADC technology, our twenty issued patents will expire between 2024 and 2029. Of these twenty issued patents, we own rights to all twenty patents. For SGN-33A and our related ADC technology, our one issued patent will expire in 2030 and additional patent applications are pending that, if issued, could increase the patent term to 2031 for SGN-33A and for certain methods of treatment using SGN-33A. We have exclusively licensed certain rights under this patent. For SGN-LIV1A and our related ADC technology, our 23 issued patents will expire between 2014 and 2026 and additional patent applications are pending that, if issued, could increase the patent term to 2031 for SGN-LIV1A and for certain methods of treatment using SGN-LIV1A. For ASG-22ME and our related ADC technology, our 22 issued patents will expire between 2014 and 2026 and additional patent applications are pending that, if issued, could increase the patent term to 2031. Of these 23 patents, we exclusively own rights to ten patents, have exclusively licensed rights to eleven patents, and have non-exclusive rights to two patents. For ASG-15ME and our related ADC technology, our 21 issued patents will expire between 2014 and 2026 and additional patent applications are pending that, if issued, could increase the patent term to 2033. Of these 21 patents, we exclusively own rights to ten patents, have exclusively licensed rights to eleven patents. In some cases, our U.S. patents may be eligible for patent term extension, and our European patents may be eligible for supplemental protection in one or more countries. The length of any such extension would vary by country.

Patents expire, on a country by country basis, at various times depending on various factors, including the filing date of the corresponding patent application(s), the availability of patent term extension and supplemental protection certificates and requirements for terminal disclaimers. Although we believe our owned and licensed patents and patent applications provide us with a competitive advantage, the patent positions of biotechnology and pharmaceutical companies can be uncertain and involve complex legal and factual questions. We and our corporate collaborators may not be able to develop patentable products or processes or obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue. In the event of issuance, the patents may not be sufficient to protect the proprietary technology owned by or licensed to us or our corporate collaborators. Our or our collaborators’ current patents, or patents that issue on pending applications, may be challenged, invalidated, infringed or circumvented. Our patents have been and may in the future be challenged by third parties in post-issuance administrative proceedings or in litigation as invalid or unenforceable under U.S. or foreign laws, or they may be infringed by third parties. As a result, we are from time to time involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, U.S. Patent and Trademark Office interference or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the United States and elsewhere. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings or litigation may be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our proprietary technologies without a license from us or our collaborators. Our and our collaborators’ patents may also be circumvented, which may allow third parties to use similar technologies without a license from us or our collaborators.

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. A number of pharmaceutical and biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned, optioned by or licensed to us or to our collaborators. In addition, we are monitoring the progress of multiple pending patent applications of other organizations that, if granted, may require us to license or challenge their enforceability in order to continue commercializing ADCETRIS or to commercialize our product candidates. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our or our collaborators’ ability to make, use or sell ADCETRIS or any other products.

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

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, pre-market approval, manufacture, marketing and distribution of biopharmaceutical products. These agencies and other regulatory agencies regulate research and development activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, import, export, recordkeeping, advertising and promotion of products and product candidates. Failure to comply with applicable FDA or other requirements may result in Warning Letters, civil or criminal penalties, suspension or delays in clinical development, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market. The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. We must obtain approval of our product candidates from the FDA before we can begin marketing them in the United States. Similar approvals are also required in other countries.

Product development and approval within this regulatory framework is uncertain, can take many years and requires the expenditure of substantial resources. The nature and extent of the governmental review process for our product candidates will vary, depending on the regulatory categorization of particular product candidates and various other factors.

The necessary steps before a new biopharmaceutical product may be sold in the United States ordinarily include:

•	preclinical in vitro and in vivo tests, some of which must comply with Good Laboratory Practices, or GLP;

•	submission to the FDA of an IND which must become effective before clinical trials may commence, and which must be updated annually with a report on development;

•	completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

•

submission to the FDA of a marketing authorization application in the form of either a New Drug Application, or NDA, or a BLA, which must be accompanied by a substantial user fee unless the fee is waived;

•

FDA pre-approval inspection of manufacturing facilities for current Good Manufacturing Practices, or GMP, compliance and FDA inspection of select clinical trial sites for Good Clinical Practice, or GCP, compliance; and

•	FDA review and approval of the marketing authorization application and product prescribing information prior to any commercial sale.

The results of preclinical tests (which include laboratory evaluation as well as preclinical GLP studies to evaluate toxicity) for a particular product candidate, together with related manufacturing information and analytical data, and a clinical protocol are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30 day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP regulations and regulations for informed consent and privacy of individually-identifiable information.

Clinical trials generally are conducted in three sequential phases that may overlap or in some instances, be skipped. In phase 1, the initial introduction of the product into humans, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase 2 usually involves trials in a limited patient population to evaluate the efficacy of the potential product for specific, targeted indications, determine dosage tolerance and optimum dosage and further identify possible adverse reactions and safety risks. Phase 3 and pivotal trials are undertaken to evaluate further clinical efficacy and safety often in comparison to standard therapies within a broader patient population, generally at geographically dispersed clinical sites. Phase 4, or post-marketing, trials may be required as a condition of commercial approval by the FDA and may also be voluntarily initiated by us or our collaborators. Since we received accelerated approval for ADCETRIS from the FDA, we are subject to certain post-approval requirements pursuant to which we are conducting additional confirmatory phase 3 trials to verify and describe the clinical benefit of ADCETRIS in its two approved indications. Phase 1, phase 2 or phase 3 testing may not be completed successfully within any specific period of time, if at all, with respect to any of our product candidates. Similarly, suggestions of safety, tolerability or efficacy in earlier stage trials do not necessarily predict findings of safety and efficacy in subsequent trials. Furthermore, the FDA, an IRB or we may suspend a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical trials are subject to central registration and results reporting requirements, such as on www.clinicaltrials.gov.

The results of preclinical studies, pharmaceutical development and clinical trials, together with information on a product’s chemistry, manufacturing, and controls, are submitted to the FDA in the form of an NDA or BLA, for approval of the manufacture, marketing and commercial shipment of the pharmaceutical product. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. The FDA may also convene an Advisory Committee of external advisors to answer questions regarding the approvability and labeling of an application, similar to one the FDA convened for ADCETRIS. The FDA is not obligated to follow the Advisory Committee’s recommendation. The submission of an NDA or BLA is required to be accompanied by a substantial user fee, with few exceptions or waivers. The user fee is administered under the Prescription Drug User Fee Act, or PDUFA, which sets goals for the timeliness of the FDA’s review. A standard review period is twelve months from submission of the application, while priority review is eight months from submission of the application. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny review of an application by refusing to file the application or not approve an application by issuance of a complete response letter if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-market testing and surveillance to monitor the safety or efficacy of the product. Approval may occur with significant Risk Evaluation and Mitigation Strategies, or REMS, that limit the clinical use in the prescribing information, distribution or promotion of a product. Accelerated approval of ADCETRIS additionally requires the pre-submission of marketing materials to the FDA for the product until such time as the accelerated approval requirements have been terminated. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require further testing of ADCETRIS, including phase 4 clinical trials, and surveillance programs to monitor the safety of ADCETRIS, and the FDA has the power to prevent or limit further marketing of ADCETRIS based on the results of these post-marketing programs or other information.

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

There are also a number of federal and state laws that require manufacturers to make reports to states on pricing and marketing information, including certain payments made to physicians and teaching hospitals. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.

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

Many of the patients in the U.S. who seek treatment with ADCETRIS may be eligible for Medicare or Medicaid benefits. The Medicare and Medicaid programs are administered by the Centers for Medicare & Medicaid Services, or CMS, and coverage and reimbursement for products and services under these programs are subject to changes in CMS regulations and interpretive policy determinations, in addition to statutory changes made by Congress. Federal budget decisions have and may result in reduced Medicare payment rates. In addition, as a condition of federal funds being made available to cover our products under Medicaid, we are required to participate in the Medicaid drug rebate program. The rebate amount under this program varies by quarter, and is based on pricing data we report to CMS. In addition, because we participate in the Medicaid drug rebate program, we must make ADCETRIS available to authorized users of the Federal Supply Schedule of the General Services Administration. This requires compliance with additional laws and requirements, including offering ADCETRIS at a reduced price to federal agencies including the United States Department of Veterans Affairs and United States Department of Defense, the Public Health Service and the Indian Health Service. We are also required to offer discounted pricing to certain private entities that are eligible for government pricing under the Public Health Services Act. Participation in these programs requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations. The terms of these procurement contracts could change in the future which may increase the discounts or rebates we are required to offer, possibly reducing the revenue derived from sales of ADCETRIS to these entities.

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

Among the provisions of PPACA to impact the biopharmaceutical industry are the following:

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

•	Effective in 2014, PPACA will require pharmaceutical manufacturers to report certain financial arrangements with physicians and teaching hospitals, including any “transfer of value” made or

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

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of relapsed Hodgkin lymphoma or specifically indicated for relapsed sALCL; however, Celgene’s Istodax and Spectrum Pharmaceuticals’ Folotyn are both approved for relapsed or refractory peripheral T-cell lymphoma and we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib and Takeda’s alistertib, Pharmacyclics’ ibrutinib, Gilead’s idelalisib, and several anti-PD-1 antibodies which, if successful, may compete with ADCETRIS in the future. In addition, there are many competing approaches used in the treatment of patients in ADCETRIS’ two approved indications, including ASCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens.

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

We are aware of other companies that have technologies that may be competitive with ours, including AstraZeneca, Bristol-Myers Squibb, ImmunoGen and Pfizer, all of which have ADC technology. Pfizer is conducting a phase 3 trial of an anti-CD22 ADC for B-cell malignancies that may compete with our or our collaborators’ product candidates. ImmunoGen has several ADCs in development that may compete with our product candidates. ImmunoGen has also established partnerships with other pharmaceutical and biotechnology companies to allow those other companies to utilize ImmunoGen’s technology, including Sanofi-Aventis, Genentech, Novartis and Lilly. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates. For example, we believe Bristol-Myers Squibb has anti-CD30 and anti-CD70 antibody programs, and Amgen, Wyeth and Xencor have anti-CD19 programs that may be competitive with ADCETRIS or our product candidates. In addition, our ADC collaboration partners may develop compounds utilizing our technology that may compete with product candidates that we are developing. Many other pharmaceutical and biotechnology companies are developing and/or marketing therapies for the same types of cancer and autoimmune diseases that our product candidates are designed and being developed to treat. For example, we believe that companies including Amgen, Bayer, Biogen IDEC, Bristol-Myers Squibb, Celgene, Eisai, Genentech, GSK, Gilead, ImmunoGen, Infinity, Merck, Novartis, Pfizer, Pharmacyclics, Sanofi-Aventis, Spectrum Pharmaceuticals, Takeda, and Teva are developing and/or marketing products or technologies that may compete with ours.

Manufacturing

We do not currently have the internal ability to manufacture the drug products that we sell or need to conduct our clinical trials, and we therefore rely on corporate collaborators and contract manufacturing organizations to supply drug product for commercial supply and our IND-enabling studies and clinical trials. For the monoclonal antibody used in ADCETRIS, we have contracted with AbbVie for clinical and commercial supplies. For the drug linker used in ADCETRIS, we have contracted with Sigma Aldrich Fine Chemicals, or SAFC, for clinical and commercial supplies. We have multiple contract manufacturers for conjugating the drug linker to the antibody and producing the ADCETRIS product. For our ADC product candidates, multiple contract manufacturers, including AbbVie and SAFC, perform antibody and drug-linker manufacturing and several other contract manufacturers perform conjugation of the drug-linker to the antibody and fill/finish of the drug product. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including shipping and storage of ADCETRIS and our product candidates.

We established our commercial scale supply chain for ADCETRIS prior to commercial launch. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of ADCETRIS for use in our clinical trials and for commercial sale. In addition, we depend on outside vendors for the supply of raw materials used to produce ADCETRIS. For our pipeline programs, we believe that our existing supplies of drug product and our contract manufacturing relationships will be sufficient to accommodate clinical trials through phase 3. However, we may need to obtain additional manufacturing arrangements or increase our own manufacturing capability to meet our future commercial needs, both of which could require significant capital investment. In addition, we have committed to provide Takeda with their needs of certain parts of the ADCETRIS supply chain for a limited period of time, which may require us to arrange for additional manufacturing supply. We may also enter into collaborations with pharmaceutical or larger biotechnology companies to enhance the manufacturing capabilities for our product candidates.

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

Commercial Operations and Information About Geographic Areas

We have allocated commercial resources, including sales, marketing, supply chain management and reimbursement capabilities, to commercialize ADCETRIS in the United States and Canada. We believe the U.S. and Canadian markets for ADCETRIS in the approved indications are addressable with a targeted sales and marketing organization, and we intend to continue promoting ADCETRIS ourselves in the United States and Canada for these and any additional indications we may obtain in the future. Takeda has commercial rights in the rest of the world. ADCETRIS was granted conditional marketing authorization in the European Union in October 2012 for patients with relapsed Hodgkin lymphoma or relapsed sALCL. We and Takeda have received marketing authorizations by regulatory authorities in 39 countries, including those described above, as well as Japan, Australia, Switzerland, South Korea and Singapore, and Takeda continues to pursue marketing authorizations in multiple other countries.

We sell ADCETRIS through a limited number of pharmaceutical distributors. Health care providers order ADCETRIS through these distributors. We receive orders from distributors and ship product directly to the health care provider. Three of our major distributors, together with entities under their common control—AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation—each accounted for 10% or more of our total revenue in 2013 and 2012, respectively. Our net product sales of ADCETRIS for the years ended December 31, 2013, 2012 and 2011 were $144.7 million, $138.2 million and $43.2 million, respectively. Revenues generated outside the United States as determined by customer location were less than 10% of total revenues for the years ended December 31, 2013, 2012 and 2011. All of our long-lived assets are located in the United States.

Employees

As of December 31, 2013, we had 582 employees. Of these employees, 394 were engaged in or support research, development and clinical activities, 95 were in administrative and business related positions, and 93 were in sales and marketing. Each of our employees has signed confidentiality and inventions assignment agreements and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

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

Risks Related to Our Business

Our near-term prospects are substantially dependent on ADCETRIS. If we and/or Takeda are unable to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and to expand its labeled indications of use, our ability to generate significant revenue or achieve profitability will be adversely affected.

ADCETRIS® (brentuximab vedotin), our only marketed product, received accelerated approval in the United States in August 2011 and approval with conditions in Canada in February 2013 for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is our only product approved for marketing and our ability to generate revenue from product sales and achieve profitability is substantially dependent on our continued ability to effectively commercialize ADCETRIS for the treatment of patients in its two approved indications and our ability to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

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

•

there may be additional changes to the label for ADCETRIS, including the boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from required post-approval studies such as our ECHELON-1, ECHELON-2 or AETHERA clinical trials, or as the result of adverse events observed in these or other studies, including in investigator-sponsored studies;

•

we may not be able to establish or demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages over and side effects compared to existing and future therapeutics;

•	physicians may be reluctant to prescribe ADCETRIS until results from our required post-approval studies are available or other long term efficacy and safety data exists;

•	the estimated incidence rate of new patients in ADCETRIS’ approved indications may be lower than our projections;

•	there may be adverse results or events reported in any of the clinical trials that we and/or Takeda are conducting or may in the future conduct for ADCETRIS;

•	we may be unable to continue to effectively market, sell and distribute ADCETRIS;

•

ADCETRIS may receive adverse reimbursement and coverage policies from government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;

•	the relative price of ADCETRIS may be higher than alternative treatment options;

•	there may be changed or increased regulatory restrictions;

•	we may not have adequate financial or other resources to effectively commercialize ADCETRIS; and

•	we may not be able to obtain adequate commercial supplies of ADCETRIS to meet demand or at an acceptable cost.

In December 2009, we entered into an agreement with Takeda to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Takeda has commercial rights in the rest of the world. The success of this collaboration and the activities of Takeda will significantly impact the commercialization of ADCETRIS in countries other than the United States and in Canada. In October 2012, Takeda announced that it had received conditional marketing authorization for ADCETRIS from the European Commission for patients with relapsed Hodgkin lymphoma or relapsed sALCL, and has since obtained marketing approvals for ADCETRIS in several other countries, including Japan. Conditional marketing authorization by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. Although Takeda received conditional marketing authorization from the European Commission and other countries, we cannot control the amount and timing of resources that Takeda dedicates to the commercialization of ADCETRIS, or to its marketing and distribution, and our ability to generate revenues from ADCETRIS product sales by Takeda depends on Takeda’s ability to achieve market acceptance of, and to otherwise effectively market, ADCETRIS for its approved indications in its territory.

We believe that our ongoing ADCETRIS sales in the United States have predominately transitioned to being subject to an incidence flow of patients in ADCETRIS’ approved indications. We also believe that the incidence rate of new patients in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. As a result, we currently expect that future ADCETRIS sales growth, if any, will depend primarily on our ability to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and MTCL, including sALCL, and in a range of CD30-positive hematologic malignancies, including relapsed cutaneous T-cell lymphoma, or CTCL. This will require additional time and investment in clinical trials and there can be no assurance that we and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications. We and Takeda have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies in a timely manner or at all. Even if we and Takeda receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Takeda may not be able to effectively commercialize ADCETRIS, including for the reasons set forth above. Our ability to grow ADCETRIS product sales in future periods is also dependent on price increases and we have periodically increased the price of ADCETRIS, most recently in January 2014. We cannot assure you that price increases we have taken or may take in the future have not already negatively affected, or will not in the future negatively affect, ADCETRIS sales volumes.

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

•	the incidence rate of new patients in ADCETRIS’ approved indications;

•	the timing, cost and level of investment in our sales and marketing efforts to support ADCETRIS sales;

•	the timing, cost and level of investment in our research and development activities involving ADCETRIS and our product candidates; and

•	expenditures we will or may incur to conduct required post-approval studies for ADCETRIS and acquire or develop additional technologies, product candidates and products.

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

Reports of adverse events or safety concerns involving ADCETRIS could interrupt, delay or halt clinical trials of ADCETRIS, including the ongoing FDA-required ADCETRIS post-approval confirmatory studies as well as the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission. For example, during 2013 concerns regarding pancreatitis caused an investigator conducting an independent study to temporarily halt enrollment in a trial to amend the eligibility criteria and monitoring for the trial. Subsequently, we have revised our prescribing information to add pancreatitis as a known adverse event. In addition, reports of adverse events or safety concerns involving ADCETRIS could result in regulatory authorities denying or withdrawing approval of ADCETRIS for any or all indications, including the use of ADCETRIS for the treatment of patients in its approved indications. There are no assurances that patients receiving ADCETRIS will not experience serious adverse events in the future.

Adverse events may also negatively impact the sales of ADCETRIS. We may also be required to further update the ADCETRIS package insert based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, which could adversely affect ADCETRIS’ acceptance in the market, make competition easier or make it more difficult or expensive for us to distribute ADCETRIS. For example, in January 2012, we announced that the prescribing information for ADCETRIS had been updated to include the following information: (1) a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy, or PML, and death can occur in patients receiving ADCETRIS, (2) a discussion in the PML warning and precaution provision regarding other possible contributing factors to PML such as other prior therapies and underlying disease, symptoms to be aware of and suggested methodologies for diagnosis of PML, and (3) a contraindication warning of the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity. We also recently revised the prescribing information for ADCETRIS to add pancreatitis as a known adverse event, and we may be required to further revise the prescribing information based on future adverse events, which could negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occur in later-stage clinical trials. For example, during 2011 we announced that, based on a phase 1 trial combining ADCETRIS with ABVD chemotherapy, ADCETRIS should not be combined with bleomycin, one of the drugs in ABVD chemotherapy, due to increased incidence of pulmonary toxicity in the combination arm of the trial. The FDA has since approved changes to the ADCETRIS label to add a contraindication warning relating to the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive clinical trial results could negatively affect our ability to market ADCETRIS or expand into other indications. For example, the AETHERA trial has been amended to allow for earlier data analysis, which is anticipated to occur in the second half of 2014. Earlier analysis could potentially make demonstrating a statistically significant improvement in progression-free survival more difficult. Adverse medical events, including patient fatalities that may be attributable to ADCETRIS during a clinical trial, could cause a trial to be redone or terminated. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

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

The target patient population for ADCETRIS’ approved indications is small and may turn out to be lower than expected, which could adversely affect our ability to achieve profitability in the future.

We believe that our initial sales of ADCETRIS in the United States depleted the prevalence pool of patients in its approved indications and therefore, our ongoing sales of ADCETRIS will be primarily dependent on the incidence rate of new patients who have recently failed earlier lines of cancer therapy and become eligible for ADCETRIS within the current approved indications. The incidence rate of new patients in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. In addition, the number of such patients may turn out to be lower than expected or those patients may not otherwise be amenable to treatment with ADCETRIS, all of which would adversely affect our results of operations and our ability to achieve profitability.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and MTCL and in other CD30-positive malignancies, including CTCL, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our other product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. For example, ODAC and the FDA have expressed concerns about whether the AETHERA trial could support label expansion; however, if the results are positive, we intend to submit to the FDA for potential label expansion of ADCETRIS. Moreover, even though three of our phase 3 clinical trials of ADCETRIS that we are conducting with Takeda are being conducted under special protocol assessment, or SPA, agreements with the FDA, this is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that are being conducted under SPAs with the FDA will be sufficient to support FDA approval. Further, a SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols. In addition, a SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement and the data and results from the applicable clinical trial. Regulatory agencies also may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies or risk evaluation and mitigation strategies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in additional indications.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry include increased Medicaid rebates, expanded Medicaid eligibility, extension of Public Health Service eligibility, annual reporting of financial relationships with physicians and teaching hospitals, and a new Patient-Centered Outcomes Research Institute. Many of these provisions will have the effect of reducing the revenue generated by our sales of ADCETRIS and any future commercial products we may have. In addition, we anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, which may harm our business. For example, increased discounts, rebates or chargebacks may be mandated which could significantly affect the revenue generated by sales of our products, including ADCETRIS. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, although ADCETRIS is approved in two indications in the European Union, Japan and several other countries, government austerity measures or further healthcare reform measures in other countries could adversely affect demand and pricing for ADCETRIS, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda.

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

In the United States and Canada, we sell ADCETRIS through a limited number of pharmaceutical distributors. Customers order ADCETRIS through these distributors. We generally receive orders from distributors and ship product directly to the customer. We do not promote ADCETRIS to these distributors and they do not set or determine demand for ADCETRIS; however, our ability to effectively commercialize ADCETRIS will depend, in part, on the performance of these distributors. Although we believe we can find alternative distributors on relatively short notice, the loss of a major distributor could materially and adversely affect our results of operations and financial condition.

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the continued development and commercialization of ADCETRIS.

We do not currently have the internal ability to manufacture the drug products that we sell or need to conduct our clinical trials and we rely upon a limited number of manufacturers to supply such drug products. For the monoclonal antibody used in ADCETRIS, we have contracted with AbbVie for clinical and commercial supply. For the monoclonal antibody used in ADCETRIS, we have contracted with AbbVie for clinical and commercial supplies. For the drug linker used in ADCETRIS, we have contracted with SAFC for clinical and commercial supplies. We have multiple contract manufacturers for conjugating the drug linker to the antibody and producing the ADCETRIS product. For our ADC product candidates, multiple contract manufacturers, including AbbVie and SAFC, perform antibody and drug-linker manufacturing and several other contract manufacturers perform conjugation of the drug-linker to the antibody and fill/finish of the drug product. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including shipping and storage of ADCETRIS and our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of ADCETRIS for use in our clinical trials and for commercial sale. If our contract manufacturers or other third parties fail to deliver ADCETRIS for clinical use or sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or otherwise discontinue development, production and sale of ADCETRIS. Moreover, contract manufacturers have a limited number of facilities in which ADCETRIS can be produced and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions could result in the cancellation of shipments, loss of product in the manufacturing process, a shortfall in ADCETRIS supply, or the inability to sell our products in the U.S. or abroad. In addition, we have committed to provide Takeda with their needs of certain parts of the ADCETRIS supply chain for a limited period of time, which may require us to arrange for additional manufacturing supply. Moreover, we depend on outside vendors for the supply of raw materials used to produce ADCETRIS. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have ADCETRIS manufactured to meet commercial and clinical requirements would be adversely affected.

Any failures or setbacks in our ADC development program would negatively affect our business and financial position.

ADCETRIS and our SGN-CD19A, SGN-CD33A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME product candidates are all based on our ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our collaborations with AbbVie, Agensys, Bayer, Celldex, Daiichi Sankyo, Genentech, Genmab, GSK, Takeda, Pfizer and Progenics, and our co-development agreements with Agensys, Genmab, and OBT. Although ADCETRIS has received marketing approval in the United States, Canada, the European Union, Japan and other countries, ADCETRIS is our first and only ADC product that has been approved for commercial sale in any jurisdiction. Any failures or setbacks in our ADC development program, including adverse effects resulting from the use of this technology in human clinical trials, could have a detrimental impact on the continued commercialization of ADCETRIS in its current or any potential future approved indications and on our internal product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

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

We have entered into agreements with third-party commercial and academic institutions to license technology for use in ADCETRIS and our ADC technology. Currently, we have license agreements with Bristol-Myers Squibb, the University of Miami and Spirogen, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize ADCETRIS or our other product candidates. Further, we may have disputes with our licensors, which may impact our ability to develop and commercialize ADCETRIS or our other product candidates or require us to enter into additional licenses. An adverse result in potential future disputes with our licensees may impact our ability to develop and commercialize ADCETRIS and our other product candidates, or may require us to enter into additional licenses or to incur additional costs. In addition, continued development and commercialization of ADCETRIS and our other product candidates will likely require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

We may face potential lawsuits by companies, academic institutions or others alleging infringement of their intellectual property. Because patent applications can take a few years to publish, there may be currently pending applications of which we are unaware that may later result in issued patents that adversely affect the continued commercialization of ADCETRIS. In addition, we are monitoring the progress of multiple pending patent applications of other organizations that, if granted, may require us to license or challenge their enforceability in order to continue commercializing ADCETRIS or to commercialize our product candidates.

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

In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. In order to commercialize ADCETRIS, we have been required to expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development, sales and marketing. These activities required the addition of new personnel, including sales and marketing management, and the development of additional expertise by existing management personnel. We continue to face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are not able to retain these individuals on favorable terms or attract any additional personnel that may be required, our business may be harmed.

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of relapsed Hodgkin lymphoma or specifically indicated for relapsed sALCL; however, Celgene’s Istodax and Spectrum Pharmaceuticals’ Folotyn are both approved for relapsed or refractory PTCL and we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib, Millennium’s alistertib, Pharmacyclics’ ibrutinib, Gilead’s idealisib and several anti-PD-1 antibodies, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ two approved indications, including ASCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens, which represent competition for ADCETRIS.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Amgen, Bayer, Biogen IDEC, Bristol-Myers Squibb, Celgene, Eisai, Genentech, GSK, Gilead, ImmunoGen, Infinity, Merck, Novartis, Pfizer, Pharmacyclics, Sanofi-Aventis, Spectrum Pharmaceuticals, Takeda, Teva and Xencor are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including AstraZeneca, Bristol-Myers Squibb, ImmunoGen and Pfizer, have ADC technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than our product candidates or that would render our technology obsolete or noncompetitive. We anticipate that we will face increased competition in the future as new companies enter our market and scientific developments surrounding other cancer therapies continue to accelerate.

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

We conduct most of our business in a limited number of facilities in a single geographical location in Bothell, Washington. Damage or extended periods of interruption to our corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates or interrupt the sales process for ADCETRIS. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

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

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the fourth quarter of 2013, our closing stock price fluctuated between $37.01 and $45.54 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union, Japan and other countries in which Takeda has received approval by relevant regulatory authorities;

•	announcements regarding the results of discovery efforts and preclinical and clinical activities by us, including the clinical results of any of our current product candidates, or our competitors;

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

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 68.5 percent of our voting power as of February 24, 2014. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are in Bothell, Washington, where we lease three buildings totaling approximately 195,000 square feet of office space that we use for laboratory, discovery, research and development and general and administrative purposes. All of our leases include renewal options.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Our Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SGEN.” As of February 24, 2014, there were 122,982,860 shares of our common stock outstanding, which were held by approximately 82 holders of record of our common stock. On February 24, 2014, the closing price of our common stock as reported on the NASDAQ Global Select Market was $54.33 per share.

The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock as reported on the NASDAQ Global Market or the NASDAQ Global Select Market, as applicable:

	High	Low
2012
First Quarter	$21.04	$16.34
Second Quarter	26.02	17.09
Third Quarter	29.83	22.68
Fourth Quarter	27.83	21.05
2013
First Quarter	$36.99	$23.31
Second Quarter	39.00	28.15
Third Quarter	49.23	32.30
Fourth Quarter	46.48	36.79
2014
First Quarter (through February 24, 2014)	$55.86	$38.35

Dividend Policy

We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

Sales of Unregistered Securities and Issuer Repurchases of Securities

Other than sales disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not make any unregistered sales of shares of our common stock in 2013. In addition, we did not repurchase any of our equity securities during the fourth quarter of 2013.

Stock Performance Graph

We show below the cumulative total return to our stockholders during the period from December 31, 2008 through December 31, 2013 in comparison to the cumulative return on the NASDAQ Pharmaceutical Index, the NASDAQ Composite Index and the NASDAQ Biotechnology Index during that same period. The results assume that $100 was invested on December 31, 2008 in our common stock and each of the indexes listed above, including reinvestment of dividends, if any.

	Years ended
	12/08	12/09	12/10	12/11	12/12	12/13
Seattle Genetics, Inc.	100.00	113.65	167.23	186.97	259.17	446.20
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Pharmaceutical	100.00	104.90	109.55	125.16	172.74	284.56
NASDAQ Biotechnology	100.00	104.67	112.89	127.04	169.50	288.38

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

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Comprehensive Loss data for the years ended December 31, 2013, 2012, and 2011 and Consolidated Balance Sheet data as of December 31, 2013 and 2012 have been derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Comprehensive Loss data for the years ended December 31, 2010 and 2009 and Consolidated Balance Sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except for per share amounts)
Consolidated Statements of Comprehensive Loss Data:
Revenues:
Net product sales	$144,665	$138,200	$43,241	$0	$0
Collaboration and license agreement revenues	106,781	67,547	51,537	107,470	51,965
Royalty revenues	17,818	5,065	0	0	0

Total revenues	269,264	210,812	94,778	107,470	51,965

Costs and expenses:
Cost of sales	13,759	11,546	3,115	0	0
Cost of royalty revenues	7,385	1,923	0	0	0
Research and development	218,627	170,297	163,396	146,410	119,139
Selling, general and administrative	92,354	84,300	72,659	29,258	17,683

Loss from operations	(62,861)	(57,254)	(144,392)	(68,198)	(84,857)
Investment and other income (loss), net	341	3,472	(7,638)	1,933	3,174

Net loss	$(62,520)	$(53,782)	$(152,030)	$(66,265)	$(81,683)

Net loss per share—basic and diluted	$(0.51)	$(0.46)	$(1.34)	$(0.66)	$(0.90)

Shares used in computation of net loss per share—basic and diluted	121,575	117,851	113,098	101,055	90,988

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$374,267	$364,258	$330,696	$294,840	$287,730
Working capital	338,058	340,283	308,441	249,295	244,081
Total assets	483,898	471,422	425,216	329,936	388,333
Stockholders’ equity	230,185	226,148	218,849	161,518	206,200

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

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of targeted therapies for the treatment of cancer. Our marketed product ADCETRIS®, or brentuximab vedotin, received accelerated approval in the United States in August 2011 and approval with conditions in Canada in February 2013 for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is an antibody-drug conjugate, or ADC, comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a microtubule disrupting agent, monomethyl auristatin E (MMAE), utilizing our proprietary technology. We have a broad development strategy for ADCETRIS evaluating its potential application in earlier lines of therapy for patients with Hodgkin lymphoma or mature T-cell lymphoma, including sALCL, or MTCL, and in other CD30-positive malignancies.

We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the United States and its territories and in Canada and Takeda has commercial rights in the rest of the world. ADCETRIS was granted conditional marketing authorization in the European Union in October 2012 for patients with relapsed Hodgkin lymphoma or relapsed sALCL. We and Takeda had received marketing authorizations by regulatory authorities in 39 countries, including those described above, as well as Japan, Australia, Switzerland, South Korea and Singapore, and Takeda continues to pursue marketing authorizations in multiple other countries. In addition, we have five clinical-stage ADC programs, which consist of SGN-CD19A, SGN-CD33A, SGN-LIV1A, ASG-22ME, and ASG-15ME. We recently announced plans to advance a novel ADC that targets CD70, SGN-CD70A, into phase 1 clinical development during the second half of 2014. In addition, we have multiple pre-clinical-stage programs that are being developed as potential candidates for future clinical-stage development. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd. (formerly part of Abbott Laboratories), or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Pfizer, Inc., or Pfizer, PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; and Takeda; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys, Genmab A/S, or Genmab, and Oxford BioTherapeutics Ltd., or OBT.

The commercial potential of ADCETRIS and the ability to realize that potential by us and Takeda remains uncertain. Our success in effectively commercializing ADCETRIS will continue to require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, our ability to demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages, and our ability to comply with applicable laws and regulations. Our success could be unfavorably impacted by adverse events or competition. The U.S. Food and Drug Administration, or FDA, granted accelerated approval of ADCETRIS which means that we are, among other things, obligated to conduct specific post-approval clinical studies to confirm patient benefit as a condition of that approval. Similarly, Takeda is required to conduct post-approval confirmatory studies as a condition to the conditional marketing authorization of ADCETRIS by the European Commission and regulatory authorities in other countries. In addition, we currently expect that future ADCETRIS sales growth, if any, will depend primarily on our ability to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS in earlier lines of therapy in patients with Hodgkin lymphoma and MTCL, and in other CD30-positive malignancies. In order to do this, we are required to conduct additional extensive clinical studies and, if these studies are successful, we intend to seek additional regulatory approvals.

We and Takeda are conducting four phase 3 clinical trials of ADCETRIS, one in Hodgkin lymphoma patients at high risk of relapse following autologous stem cell transplant, or ASCT, called the AETHERA trial, one in relapsed cutaneous T-cell lymphoma, or CTCL, called the ALCANZA trial, one in front-line advanced classical Hodgkin lymphoma, called the ECHELON-1 trial, and one in front-line MTCL, including sALCL, called the ECHELON-2 trial. Based on current estimates of progression events from pooled, blinded data from the ongoing AETHERA trial, the AETHERA trial was amended to enable a time point-driven progression-free survival analysis after patients have completed all required scans, which is one year after the completion of treatment and which is anticipated to occur in the second half of 2014. The AETHERA trial is not being conducted under a Special Protocol Assessment, or SPA, agreement from the FDA and has not been designated as a confirmatory trial to convert either accelerated approval or conditional marketing authorization to regular approval; however, this trial will provide drug safety data analyses that fulfills one of our post-approval requirements with both the FDA and the European Medicines Agency, or EMA. We have entered into SPA agreements with the FDA for the ALCANZA, ECHELON-1 and ECHELON-2 clinical trials. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a Biologics License Application, or BLA, submission to the FDA if the trial achieves its primary endpoints. The primary end point in the ECHELON-1 and ECHELON-2 trials is progression-free survival per independent review facility assessment in patients treated with ADCETRIS compared to that achieved with therapy in the control arm. The primary endpoint in the ALCANZA trial is overall response rate, lasting at least four months, in patients treated with ADCETRIS compared to that achieved with therapy in the control arm.

We have an agreement with Ventana Medical Systems, Inc., a member of the Roche Group, or Ventana, under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. A molecular companion diagnostic is not required for the current approved indications for ADCETRIS; however, we are utilizing a molecular companion diagnostic to screen patients for inclusion in our ECHELON-2 and ALCANZA trials, and we expect that a molecular companion diagnostic may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies.

All of these activities will require substantial amounts of capital and may not ultimately prove successful. Our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Accordingly, over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization and continued development of ADCETRIS. We will also continue to invest in research, development and manufacturing of our product candidates. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS and the research, continued development and manufacturing of our product candidates may require us to raise substantial amounts of additional capital and our operating expenses will fluctuate as a result of such activities. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards potential commercialization.

Although we recognize revenue from ADCETRIS product sales in the United States and Canada, we have only been commercializing ADCETRIS since August 2011 and our future ADCETRIS product sales will be difficult to accurately predict from period to period. In this regard, our product sales could vary significantly from period to period and may be affected by a variety of factors, including the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, the level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS, and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers, particularly in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide. In addition, we believe that our initial sales of ADCETRIS in the United States have depleted the prevalence pool of patients in its approved indications and therefore, our ongoing sales of ADCETRIS will be primarily dependent on the incidence rate of new patients who have recently failed earlier lines of cancer therapy and become eligible for ADCETRIS within the current approved indications. Accordingly, we believe that the level of our ongoing ADCETRIS sales in the United States is now largely subject to the incidence flow of patients eligible for treatment with ADCETRIS, which could vary significantly from period to period. Moreover, while the incidence rate of newly relapsing patients in ADCETRIS’ approved indications has not been definitely determined, we believe that the incidence rate is relatively low. For these and other reasons, we expect that future ADCETRIS sales growth, if any, will be primarily dependent on future price increases and our ability to expand the labeled indications of use. Our efforts to expand ADCETRIS’ labeled indications of use will require additional time and investment in clinical trials to complete and we may not be successful. Our ability to successfully commercialize ADCETRIS and to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part I, Item 1A of this Annual Report on Form 10-K. We also expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development, clinical and commercial milestones by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

Our revenues are generated from a combination of ADCETRIS sales, collaboration and license agreements, and royalties from the sale of ADCETRIS outside the United States and Canada. Collaboration revenues reflect the earned amount of upfront technology access fees, milestone payments, reimbursement for support and materials supplied to our collaborators, and development cost-sharing under our product collaborations. Under our ADCETRIS collaboration with Takeda, we are entitled to receive royalties based on a percentage of Takeda’s net sales in its territories. Total revenues increased to $269.3 million in 2013, compared to $210.8 million in 2012. This increase primarily reflects an increase in collaboration and license agreement revenues and, to a lesser extent, increased net product sales. Total costs and expenses increased 24% to $332.1 million in 2013, compared to $268.1 million in 2012. The increase in expenses primarily reflects increases in ADCETRIS collaboration activities, including product supply to Takeda and clinical development efforts to explore additional potential applications of ADCETRIS, as well as investment in our ADC pipeline programs. As of December 31, 2013, we had $374.3 million in cash, cash equivalents and short-term investments, and $230.2 million in total stockholders’ equity.

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

Collaboration and license agreement revenues

We license our intellectual property to third parties that use the intellectual property to develop product candidates. If there are continuing performance obligations, we use a time-based proportional performance model to recognize revenue over our performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under our collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. We believe that the development period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for our current agreements. When we have no further performance obligations or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Our collaboration with Takeda also includes royalties and sales-based milestones which we classify as royalty revenues.

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

•	Initiation of a phase 1 clinical trial. Generally, phase 1 clinical trials may take one to two years to complete.

•	Initiation of a phase 2 clinical trial. Generally, phase 2 clinical trials may take one to three years to complete.

•	Initiation of a phase 3 clinical trial. Generally, phase 3 clinical trials may take two to six years to complete.

Regulatory milestones in our collaborations may include the following types of events:

•

Filing of regulatory applications for marketing approval such as a BLA in the United States or a Marketing Authorization Application in Europe. Generally, it may take up to twelve months to prepare and submit regulatory filings.

•

Receiving marketing approval in a major market, such as in the United States, Europe, Japan or other significant countries. Generally it may take up to three years after a marketing application is submitted to obtain full approval for marketing and pricing from the applicable regulatory agency.

Commercialization milestones in our collaborations may include the following types of events:

•	First commercial sale in a particular market, such as in the United States, Europe, Japan or other significant countries.

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

In the case of our ADCETRIS collaboration with Takeda, we may be involved in certain development activities; however, the achievement of development, regulatory and commercial milestone events under the agreement is based on activities undertaken by Takeda.

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

Royalty revenues and cost of royalty revenues

Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda. Royalties are based on a percentage of Takeda’s net sales in its territory at rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears a portion of third party royalty costs owed on its sales of ADCETRIS. This amount is included in our royalty revenue. In October 2012, Takeda began its commercial launch of ADCETRIS in the European Union upon receiving conditional marketing authorization from the European Commission for ADCETRIS in two indications. Takeda received regulatory approval in additional countries during 2013 and, where applicable, Takeda also made ADCETRIS available under its international named patient program. Cost of royalty revenues reflect amounts owed to our third party licensors related to the sale of ADCETRIS in Takeda’s territory. These amounts are recognized in the quarter in which Takeda reports its sales activity to us, which is the quarter following the related sales.

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

Research and Development.    Research and development expenses consist of salaries, benefits and other headcount related costs of our research and development staff, preclinical activities, clinical trials, lab supplies, drug manufacturing costs for our product candidates, and for ADCETRIS when used in research and clinical trials, contract and outside service fees and facilities and overhead expenses. Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these costs to third parties. Our third party clinical trial expenses include investigator fees, site costs, clinical research organization costs, and costs for central laboratory testing and data management. Research and development activities are expensed as incurred. Costs associated with activities performed under research and development co-development collaborations are reflected in research and development expense. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are capitalized and recognized as expense as the related goods are delivered or the related services are performed. Technology in-licensing fees, including milestones and maintenance fees, and other costs to acquire technologies for product candidates that have not yet received regulatory approval that are utilized in research and development and that are not expected to have alternative future use are expensed when incurred.

Share-based Compensation.    Share-based compensation cost is based on the fair value of the award on the date of grant. We use the Black-Scholes option pricing model to determine the fair value of options on the date of grant which requires certain estimates to be made by management, including the expected forfeiture rate and expected term of the options. We also make decisions regarding the method of calculating the expected stock price volatility and the risk free interest rate used in the model. Fluctuations that affect these estimates could have an impact on the resulting compensation cost. We charge this estimated fair value to expense over the vesting period of the arrangement using the graded-vesting attribution method for stock options which vest ratably over the vesting period.

The fair value of each restricted stock unit, or RSU, equals the closing price of our common stock on the date of grant. RSUs granted to date vest 100% at a single point in time, generally on the two-year or three-year anniversary of the grant date. We therefore amortize the value of RSUs, net of estimated forfeitures, to expense on a straight-line basis over the vesting period of the award. We began issuing RSUs in 2011.

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

Results of Operations

Years Ended December 31, 2013, 2012 and 2011

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were as follows:

	2013	2012	2011	Annual percentage change
				2013/2012	2012/2011
Net product sales	$144,665	$138,200	$43,241	5%	220%

We began selling ADCETRIS following its accelerated approval by the FDA in August 2011. Net sales increased in 2012 compared to 2011 due to a full year of commercial sales in the 2012 period. Net sales increased in 2013 compared to 2012 due to a higher average selling price for ADCETRIS resulting from price increases that we instituted in January and July of 2013. Sales volumes decreased slightly from 2012 to 2013. We believe that the lower sales volume in the 2013 period was primarily due to the depletion of the prevalence pool of patients in ADCETRIS’ approved indications and the transition to an incidence-based flow of patients eligible for treatment with ADCETRIS as discussed above. For the reasons discussed above, we expect that future ADCETRIS sales growth, if any, will be primarily dependent on future price increases and our ability to expand the labeled indications of use. In this regard, we expect a moderate increase in net product sales in 2014 compared to 2013.

We record product sales net of estimated government-mandated rebates and chargebacks, distribution fees, product returns and other deductions. These are generally referred to as gross-to-net deductions. Gross-to-net deductions, net of related payments and credits, are summarized as follows:

	December 31, 2013			December 31, 2012			December 31, 2011
	Rebates & chargebacks	Distribution fees, product returns and other	Total	Rebates & chargebacks	Distribution fees, product returns and other	Total	Rebates & chargebacks	Distribution fees, product returns and other	Total
Balance, beginning of year	$4,131	$1,601	$5,732	$895	$1,036	$1,931	$—	$—	$—
Provision related to current year sales	19,794	3,538	23,332	14,999	3,790	18,789	900	1,243	2,143
Adjustments for prior period sales	(938)	(148)	(1,086)	(412)	(14)	(426)	—	—	—
Payments/credits for current year sales	(17,495)	(2,812)	(20,307)	(11,195)	(2,502)	(13,697)	(5)	(207)	(212)
Payments/credits for prior year sales	(967)	(656)	(1,623)	(156)	(709)	(865)	—	—	—

Balance, end of year	$4,525	$1,523	$6,048	$4,131	$1,601	$5,732	$895	$1,036	$1,931

As more fully described above, our gross-to-net deductions include government-mandated rebates and chargebacks, distribution fees, product returns and commercial coinsurance assistance. Mandatory government discounts are the most significant component of our total gross to net deductions. The mandatory government discount percentage increased, on average, approximately 5% from 2012 to 2013. This is the primary factor that led to increased gross to net discounts from 2012 to 2013. These discounts increased as a result of price increases we instituted during the year that exceeded the rate of inflation. Generally, the change in government prices is limited to the rate of inflation. Deductions from gross sales were lower in 2011 than 2012 due to the timing of government discount programs becoming effective, particularly the PHS program which became effective in the first quarter of 2012. We expect future gross-to-net discounts to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We implemented a price increase at the beginning of 2014. As a result of this price increase, we expect gross-to-net deductions, as a percentage of gross product sales, to increase in 2014 into the mid to upper teens.

Collaboration and license agreement revenues

Collaboration and license agreement revenues reflect amounts earned under product collaborations and ADC collaboration and co-development agreements. These revenues reflect the earned portion of payments received by us including technology access and maintenance fees, milestone payments and reimbursement payments for research and development support we provide to our collaborators. The increase in collaboration revenues from 2012 to 2013 primarily reflects amounts earned under our collaborations with Takeda, AbbVie, and Bayer. The increase in collaboration revenues from 2011 to 2012 primarily reflects amounts earned under our collaborations with Takeda and AbbVie. Collaboration and license agreement revenues are summarized by collaborator as follows:

Collaboration and license agreement revenues by collaborator ($ in thousands)				Annual percentage change
	2013	2012	2011	2013/2012	2012/2011
Takeda	$41,529	$36,021	$27,914	15%	29%
AbbVie	22,924	9,839	3,721	133%	164%
Bayer	12,000	0	100	N/A	(100)%
Genentech	8,438	6,174	5,302	37%	16%
Agensys	6,630	4,834	3,957	37%	22%
Other	15,260	10,679	10,543	43%	1%

Total	$106,781	$67,547	$51,537	58%	31%

Our collaboration and license agreement revenues are impacted by the term and duration of our collaboration and co-development agreements and by progress-dependent milestones, annual maintenance fees and reimbursement of materials and support services as our collaborators advance their ADC product candidates through the development process. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved, our ability to enter into additional collaboration and co-development agreements, and the level of co-development funding received by us under the ADCETRIS collaboration with Takeda which is a component of collaboration revenue. We expect our collaboration and license agreement revenues to decrease in 2014 compared to 2013, primarily as a result of a decrease in development funding from Takeda as the level of development activities performed by Takeda under the collaboration expands, as well as lower expected revenue from our ADC collaborations and our collaboration with Agensys. We have a significant balance of deferred revenue, representing prior payments from our collaborators that have not yet been recognized as revenue. This deferred revenue will be recognized as revenue in future periods using a time-based approach as we fulfill our performance obligations.

Collaboration Agreements

Takeda

Revenues earned under our ADCETRIS and ADC collaborations with Takeda represented 39% of our collaboration and license agreement revenues in 2013, 53% in 2012 and 54% in 2011. Revenues from Takeda increased in 2013 and 2012 from prior year amounts primarily as a result of amounts earned under the ADCETRIS collaboration, particularly as a result of the earned portion of net development cost reimbursements received by us for clinical trial and drug supply activities.

The ADCETRIS collaboration includes the global development of ADCETRIS and the commercialization of ADCETRIS by Takeda in its territory. We are entitled to receive progress-dependent milestone payments based on Takeda’s achievement of certain events related to ADCETRIS development for which Takeda is responsible and development funding equal to 50% of joint development costs. We are also entitled to tiered royalties at percentages starting in the mid-teens and escalating to the mid-twenties based on net sales of ADCETRIS within Takeda’s licensed territories and sales-based milestones. Takeda also bears a portion of third party royalty costs owed on sales of ADCETRIS in its territory. As of December 31, 2013, total future potential progress- and sales-dependent milestone payments to us under the ADCETRIS collaboration could total approximately $205 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $133 million relates to the achievement of regulatory milestones and up to approximately $65 million relates to the achievement of commercial milestones. Through December 31, 2013, we had received $30 million in milestone payments related to the application acceptance and conditional marketing authorization of ADCETRIS by the European Commission.

We recognize as collaboration revenue the $60 million upfront collaboration payment, progress-dependent milestone payments and net development cost reimbursement payments to us over the ten-year development period of the collaboration. Royalties and sales-based milestones are classified as royalty revenues. We receive reimbursement funding from Takeda equal to one-half of the cost of joint development activities that are performed by us under the collaboration. We also receive reimbursement for the cost of drug product supplied to Takeda for its use at our cost, plus a markup. To the extent that Takeda performs development activities under the collaboration, our development cost reimbursement payments from Takeda are reduced by an amount equal to half of the costs incurred by Takeda. We expect that development activities performed by Takeda will continue to increase, including with respect to the conduct of clinical trials of ADCETRIS, which will lead to a reduction in the level of net reimbursement funding that we receive from Takeda or, if their costs exceed ours, will lead to reimbursement payments by us to Takeda.

Other ADC Collaboration Agreements

We have other active ADC collaborations with a number of companies to allow them to use our proprietary ADC technology. Under our ADC collaborations, which we enter into in the ordinary course of business, we receive or are entitled to receive upfront cash payments, progress-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. These amounts are recognized as revenue as they are achieved, or over the performance obligation period of the agreements during which we provide limited support to the collaborator, if any. As of December 31, 2013, our ADC collaborations had generated over $250 million, primarily in the form of upfront payments. Total milestone payments to us under our current ADC collaborations could approximate up to $4.5 billion if all potential product candidates achieved all of the milestone events under all of our current ADC collaborations. Of this amount, approximately $0.8 billion relates to the achievement of development milestones, approximately $1.8 billion relates to the achievement of regulatory milestones and approximately $1.9 billion relates to the achievement of commercial milestones. Our ADC collaborators are responsible for development, manufacturing and commercialization of any ADC product candidates that result from the collaborations and are solely responsible for the achievement of any of the potential milestones under these collaborations. Since we do not control the research, development or commercialization of any products generated by our ADC collaborators, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our ADC collaborators. In addition, most of our current ADC collaborations are at early stages of development. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in an ADC collaborator’s business strategy and financial difficulties or other factors could result in an ADC collaborator abandoning or delaying development of its ADC product candidates. As such, the milestone payments associated with our ADC collaborations involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments provided for under our ADC collaborations and it is possible that we may never receive any significant milestone payments under our ADC collaborations.

In the aggregate, revenues from our other ADC collaboration agreements increased in 2013 primarily as a result of our entering a new collaboration agreement with Bayer in June 2013, an expansion of the AbbVie collaboration in both December 2013 and October 2012, and an increase in the earned portion of license fees and milestones achieved in 2013 by our ADC collaborators. These revenues also increased from 2011 to 2012 primarily due to the expansion of the AbbVie collaboration in October 2012.

Agensys

We have entered into an agreement with Agensys to jointly research, develop and commercialize ADCs for the treatment of cancer. The agreement included an initial co-development product candidate, ASG-5ME, and provided us with two options to co-develop additional product candidates. We have exercised all of our co-development options and are currently co-developing ASG-22ME and ASG-15ME. Development of ASG-5ME has been discontinued. We and Agensys co-fund the development of these product candidates and will share future profits, if any, on a 50:50 basis. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party.

This agreement also allows Agensys to develop and commercialize other ADC product candidates on its own, subject to paying us annual maintenance fees, milestones, royalties and support fees for research and development services and material provided under the agreement. Amounts received for ADC product candidates being developed solely by Agensys are recognized as revenue.

Revenues attributable to the Agensys agreement increased in both 2013 and 2012 from prior year amounts due to payments made to exercise additional exclusive licenses for ADC product candidates and, with respect to the increase in 2013, due to Agensys’ decision in the second quarter of 2013 not to extend the research term of the collaboration, which accelerated our revenue recognition. Future payments received will be recognized as revenue as they become due.

Royalty Revenues and Cost of Royalty Revenues

			Annual percentage change
	2013	2012	2013/2012
Royalty revenues	$17,818	$5,065	252%
Cost of royalty revenues	7,385	1,923	284%

Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda. Royalties are based on a percentage of Takeda’s net sales in its territory at rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears a portion of third party royalty costs owed on its sales of ADCETRIS. This amount is included in our royalty revenue. Royalty revenues recognized in 2012 relate to ADCETRIS sales by Takeda under its international named patient program. In October 2012, Takeda began its commercial launch of ADCETRIS in the European Union upon receiving conditional marketing authorization from the European Commission for ADCETRIS in two indications. Takeda received regulatory approval in additional countries during 2013 and, where applicable, Takeda also continues to make ADCETRIS available under its international named patient program. Cost of royalty revenues reflect amounts owed to our third party licensors related to Takeda’s sales of ADCETRIS, which in the aggregate, represent a single digit percentage of Takeda’s net sales.

Royalty revenues from Takeda and cost of royalty revenues increased in 2013 primarily as a result of a full year of commercial sales in the European Union and regulatory approvals of ADCETRIS in additional countries in 2013. We expect that royalty revenues and cost of royalties will increase in 2014 as compared to 2013, primarily as a result of increased commercialization efforts by Takeda in the additional countries where it has received regulatory approvals, as well as higher royalty rates attributable to annual sales over certain threshholds and a sales milestone recognized in early 2014.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third party royalty costs, amortization of technology license costs and distribution and other costs. We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval of ADCETRIS by the FDA in August 2011. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we track the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval is not reasonably determinable. Most of the product produced prior to FDA approval became available for us to use commercially as well as for use in research and development. We expect that our cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed previously, is consumed. This cost benefit is expected to continue to a lesser extent for at least the next twelve months, but is expected to decline based on when the components of the specific drug lots sold were produced and when they are consumed. The time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ADCETRIS sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. We expect, once this reduced-cost inventory has been fully utilized, the percentage of total costs of sales for sales of ADCETRIS will increase into the low-to-mid teens. Cost of sales increased during 2013 and 2012 due to a higher average cost of product sold and, in 2012, increased sales volume.

Research and development

Our research and development expenses are summarized as follows:

Research and development ($ in thousands)				Annual percentage change
	2013	2012	2011	2013/2012	2012/2011
Research	$27,844	$17,409	$20,459	60%	(15%)
Development and contract manufacturing	89,853	60,780	67,009	48%	(9%)
Clinical	100,930	92,108	75,928	10%	21%

Total research and development expenses	$218,627	$170,297	$163,396	28%	4%

Research expenses include, among other things, personnel, occupancy and laboratory expenses and technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies and the development of novel classes of stable linkers and cell-killing agents for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies. The increase in research expenses in 2013 reflects increased discovery activities, an opt in fee we paid to Agensys to co-develop ASG-15ME, expansion of our laboratory facilities, and increased compensation related costs. The decrease in research expenses during 2012 was due primarily to the timing of technology access fees.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product for use in research and our clinical trials. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment services of our product candidates, including ADCETRIS prior to its approval by the FDA in August 2011. The 2013 increase in development and contract manufacturing expenses resulted primarily from an increase in the amount of drug product provided to Takeda under the ADCETRIS collaboration. Costs also increased during 2013 due to costs from the expansion of our laboratory facilities, and an increase in compensation-related costs. The 2012 decrease in development and contract manufacturing expenses resulted primarily from lower ADCETRIS manufacturing costs which were expensed to research and development expense prior to FDA approval in August 2011 and capitalized as inventory thereafter, offset by pre-IND manufacturing activities for other product candidates.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including clinical site expenses, clinical research organization charges, contractors and regulatory activities associated with conducting human clinical trials, including IND-enabling pharmacology and toxicology studies. The 2013 increase in clinical expenses reflects increased clinical trial activity related to ADCETRIS and SGN-CD19A as well as the costs of clinical trials initiated in 2013 for SGN-CD33A and SGN-LIV1A. The 2012 increase in clinical expenses reflects costs for pre-clinical toxicity studies related to our SGN-CD33A and SGN-LIV1A product candidates, initiation of clinical trials for SGN-19A and costs to develop a companion diagnostic test for identifying CD-30-positive malignancies that might respond to treatment with ADCETRIS. In addition, compensation and related costs increased in both 2013 and 2012 as a result of increased staffing levels.

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

The following table shows expenses incurred for research, contract manufacturing of our product candidates and clinical and regulatory services provided by third parties as well as milestone payments for in-licensed technology for each of our product candidates. The table also presents other third party costs and overhead consisting of personnel, facilities and other indirect costs not directly charged to development programs:

Product candidates ($ in thousands)				Annual percentage change		(5 years) January 1, 2009 to December 31, 2013
	2013	2012	2011	2013/2012	2012/2011
ADCETRIS (brentuximab vedotin)	$71,167	$41,392	$52,640	72%	(21%)	$250,261
SGN-CD19A	6,087	3,739	9,747	63%	(62%)	20,849
ASG-15ME	5,780	0	0	N/A	N/A	5,780
SGN-CD33A	3,084	12,200	496	(75%)	2,360%	15,780
SGN-LIV1A	2,478	6,012	41	(59%)	14,563%	8,531
ASG-22ME	2,410	6,016	6,439	(60%)	(7%)	14,865

Total third-party costs	91,006	69,359	69,363	31%	(0%)	316,066
Other costs and overhead	127,621	100,938	94,033	26%	7%	501,804

Total research and development	$218,627	$170,297	$163,396	28%	4%	$817,870

Third-party costs for ADCETRIS increased in 2013 due to increased collaboration activities related to drug supply to Takeda. ADCETRIS costs also reflect increased clinical trial activity, including costs for the ongoing ECHELON-2 trial. Third party costs for ADCETRIS decreased in 2012 from 2011, primarily as a result of manufacturing costs which were expensed to research and development for part of the 2011 period and capitalized as inventory thereafter. We began capitalizing ADCETRIS production costs as inventory following accelerated approval of ADCETRIS by the FDA in August 2011. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for commercial use.

The development costs for our product candidates typically accelerate in preparation for an IND submission to the FDA and then decrease until the subsequent clinical trials commence. The decrease in costs for SGN-CD33A, ASG-22ME and SGN-LIV1A from 2012 to 2013 and for SGN-CD19A from 2011 to 2012 reflect this pattern of increased costs in preparation for an IND followed by a reduction in cost following the related IND submissions.

Third party costs for SGN-CD19A increased in 2013 from 2012 due to increasing costs for ongoing clinical trial activity.

Our ASG-15ME and ASG-22ME product candidates are being co-developed with Agensys. The costs for these programs include an opt in fee and our share of the related development costs subsequent to our opt in. The opt in fee for ASG-15ME was incurred in 2013 and the opt in fee for ASG-22ME was incurred in 2011.

Other costs and overhead include third party costs of our other programs which are primarily in the pre-clinical phase and costs associated with personnel and facilities. These costs increased during 2013 and 2012 reflecting an $8.5 million increase in third party costs attributable to our other programs, as well as a $7.9 million increase in compensation due to an increase in our staffing levels and an increase of approximately $7.0 million in the cost of additional laboratory facilities in 2013.

Our expenditures on our ADCETRIS clinical development program and on our current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our product candidates toward commercialization, the product candidates are tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. Likewise, in order to expand ADCETRIS’ labeled indications of use, we are required to conduct additional extensive clinical studies. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

We anticipate that our total research and development expenses in 2014 will increase compared to 2013 due to increased clinical trial expenses for ADCETRIS related to additional studies to evaluate other potential uses of ADCETRIS, some of which are required post-approval confirmatory studies, and as a result of amounts incurred to continue the development of our ADC product candidates. Certain ADCETRIS development activities, including some clinical studies, will be conducted by Takeda, the costs of which are not reflected in our research and development expenses. Because of these and other factors, expenses will fluctuate based upon many factors, including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

Selling, general and administrative

Selling, general and administrative ($ in thousands)				Annual percentage change
	2013	2012	2011	2013/2012	2012/2011
Selling, general and administrative	$92,354	$84,300	$72,659	10%	16%

The increases in selling, general and administrative expenses from 2012 to 2013 primarily reflect an $8.2 million increase in compensation related costs due to increased staffing levels. The increase from 2011 to 2012 reflects the costs incurred by our commercial organization which was established during 2011 and was in place for the entire 2012 and 2013 periods.

We anticipate that selling, general and administrative expenses will increase in 2014 compared to 2013 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations.

Investment and other income (loss), net

Investment and other income (loss), net ($ in thousands)
	2013	2012	2011
Total	$341	$3,472	$(7,638)

Investment and other income decreased in 2013 compared to 2012. The 2012 amount includes a recovery from a former investment advisor in settlement of claims against the advisor concerning our previous holdings in auction rate securities. The net investment loss in 2011 reflects an $8.7 million realized loss related to an other-than-temporary impairment in the value of our auction rate securities.

Liquidity and capital resources

	December 31,
Selected balance sheet and cashflow data ($ in thousands)	2013	2012	2011
Cash, cash equivalents and investments	$374,267	$364,258	$330,696
Working capital	338,058	340,283	308,441
Stockholders’ equity	230,185	226,148	218,849

	Years ended December 31,
	2013	2012	2011
Cash provided by (used in):
Operating activities	$(1,110)	$10,881	$(124,031)
Investing activities	(24,636)	(79,576)	2,554
Financing activities	35,199	35,724	187,984

Net cash used in operating activities was $1.1 million during 2013 compared to $10.9 million provided by operating activities during 2012. This change resulted from our increased net loss in 2013 and working capital fluctuations, particularly fluctuations resulting from payments received in advance of collaboration and license agreement revenue recognition. The change in net cash provided by (used in) operating activities in 2012 as compared to 2011 reflects a reduction in our net loss, cash collected from sales of ADCETRIS and amounts received from our product and ADC collaborations.

Net cash used in investing activities decreased during 2013 compared to 2012 reflecting higher amounts of cash invested during 2012, partially offset by an increase in the costs incurred in 2013 for tenant improvements and laboratory equipment as we expanded our facilities. Cash flow from investment activities also reflects sales and maturities of investment securities. Net cash provided by (used in) investing activities increased during 2012 compared to 2011 reflecting higher amounts of cash invested during 2012, and an increase in the cost incurred in 2011 for technology access fees related to ADCETRIS. Investing activities primarily reflect the investment of cash and sales and maturities of those investments.

Net cash provided by financing activities resulted from the proceeds of stock option exercises and our employee stock purchase plan. Net cash provided by financing activities in 2011 also includes proceeds from an underwritten public offering of common stock.

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

Our cash, cash equivalents and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of December 31, 2013, we had $374.3 million held in cash reserves or debt securities scheduled to mature within the next twelve months.

At our currently planned spending rate we believe that our financial resources, together with product and royalty revenues from sales of ADCETRIS and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months. Changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses in connection with required post-approval studies and additional studies to potentially expand ADCETRIS’ labeled indications of use or to advance our other ADC pipeline programs. Further, in the event of a termination of the ADCETRIS collaboration agreement with Takeda, we would not receive development cost sharing payments or milestone payments or royalties for the development or sale of ADCETRIS in Takeda’s territory, and we would be required to fund all ADCETRIS development and commercial activities. Any of these factors could lead to a need for us to raise additional capital.

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

Commitments

The following table reflects our future minimum contractual commitments as of December 31, 2013 (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Operating leases	$19,969	$4,208	$4,348	$4,495	$4,639	$2,279	$0
Tenant improvements	2,144	2,144	0	0	0	0	0
Manufacturing, license & collaboration agreements	119,220	35,185	12,854	12,319	12,314	12,128	34,420

Total	$141,333	$41,537	$17,202	$16,814	$16,953	$14,407	$34,420

We have entered into leases for our office and laboratory facilities expiring in 2018 that contain rate escalations and options for us to extend the leases. Operating lease obligations in the table above do not assume the exercise by us of any extension options.

A substantial portion of the minimum payments under manufacturing, license and collaboration agreements represents contractual obligations related to manufacturing our product candidates for use in our clinical trials and for commercial operations in the case of ADCETRIS. Some of our manufacturing, license and collaboration agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones. Some of our licensing agreements obligate us to pay low to mid single-digit royalties on net sales of products utilizing licensed technology. Such royalties are dependent on future product sales and are not provided for in the table above as they are dependent on events that have not yet occurred. The above table also excludes up to approximately $40.8 million in potential future milestone payments to third parties under license and collaboration agreements for ADCETRIS and our other later-stage development programs, which generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. Milestone payments under these agreements through December 31, 2013 have totaled $12.4 million. These contingent payments have not been included in the above table and will not be included until the event triggering such payment or obligation has occurred.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not have any derivative financial instruments in our investment portfolio. We currently have holdings in U.S. Treasury securities. Our investment securities consisted of the following (in thousands):

	December 31,
	2013	2012
Short-term investments	$310,151	$309,595

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.1 million in the fair value of our investments as of December 31, 2013. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.1 million over the next twelve months based on our investment balance at December 31, 2013.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the year ended December 31, 2013, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro, British Pound, Canadian Dollar and Swiss Franc. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Seattle Genetics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Seattle Genetics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Seattle Genetics, Inc. and its subsidiary at December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

February 28, 2014

Seattle Genetics, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$64,116	$54,663
Short-term investments	310,151	309,595
Interest receivable	591	893
Accounts receivable, net	29,508	33,443
Inventories	27,073	37,747
Prepaid expenses and other current assets	5,817	4,519

Total current assets	437,256	440,860
Property and equipment, net	40,787	24,752
Other non-current assets	5,855	5,810

Total assets	$483,898	$471,422

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$59,348	$56,130
Current portion of deferred revenue	39,850	44,447

Total current liabilities	99,198	100,577

Long-term liabilities
Deferred revenue, less current portion	149,191	138,767
Deferred rent and other long-term liabilities	5,324	5,930

Total long-term liabilities	154,515	144,697

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 122,615 shares issued and outstanding at December 31, 2013 and 119,710 shares issued and outstanding at December 31, 2012	123	120
Additional paid-in capital	960,375	893,773
Accumulated other comprehensive income (loss)	(11)	37
Accumulated deficit	(730,302)	(667,782)

Total stockholders’ equity	230,185	226,148

Total liabilities and stockholders’ equity	$483,898	$471,422

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

	Years ended December 31,
	2013	2012	2011
Revenues
Net product sales	$144,665	$138,200	$43,241
Collaboration and license agreement revenues	106,781	67,547	51,537
Royalty revenues	17,818	5,065	0

Total revenues	269,264	210,812	94,778

Costs and expenses
Cost of sales	13,759	11,546	3,115
Cost of royalty revenues	7,385	1,923	0
Research and development	218,627	170,297	163,396
Selling, general and administrative	92,354	84,300	72,659

Total costs and expenses	332,125	268,066	239,170

Loss from operations	(62,861)	(57,254)	(144,392)
Investment and other income (loss), net	341	3,472	(7,638)

Net loss	$(62,520)	$(53,782)	$(152,030)

Net loss per share - basic and diluted	$(0.51)	$(0.46)	$(1.34)

Shares used in computation of net loss per share - basic and diluted	121,575	117,851	113,098

Comprehensive loss:
Net loss	$(62,520)	$(53,782)	$(152,030)
Other comprehensive gain (loss)—unrealized gain (loss) on securities available for sale	(48)	17	1,393

Comprehensive loss	$(62,568)	$(53,765)	$(150,637)

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2010	101,607	$102	$624,759	$(461,970)	$(1,373)	$161,518
Net loss	0	0	0	(152,030)	0	(152,030)
Other comprehensive income	0	0	0	0	1,393	1,393
Issuance of common stock for employee stock purchase plan	229	0	2,526	0	0	2,526
Stock option exercises	1,670	2	12,325	0	0	12,327
Issuance of common stock	11,500	11	168,042	0	0	168,053
Warrant exercises	1,017	1	5,077	0	0	5,078
Share-based compensation	0	0	19,984	0	0	19,984

Balances at December 31, 2011	116,023	116	832,713	(614,000)	20	218,849

Net loss	0	0	0	(53,782)	0	(53,782)
Other comprehensive income	0	0	0	0	17	17
Issuance of common stock for employee stock purchase plan	288	0	4,284	0	0	4,284
Stock option exercises	3,399	4	31,436	0	0	31,440
Share-based compensation	0	0	25,340	0	0	25,340

Balances at December 31, 2012	119,710	120	893,773	(667,782)	37	226,148

Net loss	0	0	0	(62,520)	0	(62,520)
Other comprehensive loss	0	0	0	0	(48)	(48)
Issuance of common stock for employee stock purchase plan	196	0	4,566	0	0	4,566
Stock option exercises	2,600	3	30,630	0	0	30,633
Restricted stock vested during the period, net	109	0	0	0	0	0
Share-based compensation	0	0	31,406	0	0	31,406

Balances at December 31, 2013	122,615	$123	$960,375	$(730,302)	$(11)	$230,185

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(62,520)	$(53,782)	$(152,030)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share-based compensation	31,406	25,340	19,984
Depreciation and amortization	8,615	6,159	4,170
Amortization of premiums, accretion of discounts and gain (loss) on investments	1,883	2,574	12,474
Deferred rent and other long-term liabilities	(606)	716	2,247
Changes in operating assets and liabilities
Interest receivable	302	(252)	141
Accounts receivable, net	3,935	21,512	(35,676)
Inventories	10,674	(28,278)	(9,469)
Prepaid expenses and other assets	(2,119)	(1,299)	(1,574)
Accounts payable and accrued liabilities	1,493	3,082	27,265
Deferred revenue	5,827	35,109	8,437

Net cash provided by (used in) operating activities	(1,110)	10,881	(124,031)

Investing activities
Purchases of securities available for sale	(483,182)	(505,066)	(479,389)
Proceeds from maturities of securities available for sale	480,700	425,151	498,959
Proceeds from sales of securities available for sale	0	10,824	0
Purchases of property and equipment	(22,154)	(10,485)	(11,252)
Investments in other non-current assets	0	0	(5,764)

Net cash provided by (used in) investing activities	(24,636)	(79,576)	2,554

Financing activities
Net proceeds from issuance of common stock	0	0	168,053
Proceeds from exercise of stock options, warrants and employee stock purchase plan	35,199	35,724	19,931

Net cash provided by financing activities	35,199	35,724	187,984

Net increase (decrease) in cash and cash equivalents	9,453	(32,971)	66,507
Cash and cash equivalents at beginning of year	54,663	87,634	21,127

Cash and cash equivalents at end of year	$64,116	$54,663	$87,634

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements

1. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiary, Seattle Genetics UK, Ltd. (collectively “Seattle Genetics” or the “Company”). The Company is a biotechnology company focused on the development and commercialization of targeted therapies for the treatment of cancer. The Company operates in one reporting segment: the development and commercialization of pharmaceutical products on its own behalf or in collaboration with others. The Company began to recognize product sales and cost of sales following the accelerated approval of ADCETRIS by the U.S Food and Drug Administration, or FDA, in August 2011.

Capital Requirements

To execute the Company’s growth plans, it may need to seek additional funding through public or private financings, including debt or equity financings, and through other means, including collaborations and license agreements. If the Company cannot maintain adequate funds, it may be required to delay, reduce the scope of or eliminate one or more of its development programs. Additional financing may not be available when needed, or if available, the Company may not be able to obtain financing on favorable terms.

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

Non-cash investing activities

The Company had $1.7 million of accrued capital expenditures as of December 31, 2013. This amount has been treated as a non-cash investing activity and, accordingly, has not been included in the statement of cash flows for the period ended December 31, 2013.

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

Inventories

The Company considers regulatory approval of product candidates to be uncertain. Accordingly, it charges manufacturing costs to research and development expense until such time as a product has received regulatory approval for commercial sale. The Company began capitalizing ADCETRIS production costs into inventory following its accelerated approval by the FDA in August 2011. ADCETRIS inventory that is deployed for clinical, research or development use is charged to research and development expense when it is no longer available for commercial sales. Production costs for the Company’s other product candidates continue to be charged to research and development expense.

The Company values its inventories at the lower of cost or market value. Cost is determined on a specific identification basis. Inventory includes the cost of materials, third-party contract manufacturing and overhead associated with the production of ADCETRIS. In the event that the Company identifies excess, obsolete or unsalable inventory, its value is written down to net realizable value.

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally as follows:

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

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, primarily property and equipment and intangible assets, included in other non-current assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

value exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2013 as there have been no events warranting an impairment analysis. Our long-lived assets are located in the United States.

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

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Collaboration and license agreement revenues

The Company licenses its intellectual property to third parties that use the intellectual property to develop product candidates. If there are continuing performance obligations, the Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company believes that the development period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for the Company’s current agreements. When no performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. The collaboration with Takeda also includes royalties and sales-based milestones which are classified as royalty revenues.

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

•	Initiation of a phase 1 clinical trial. Generally, phase 1 clinical trials may take one to two years to complete.

•	Initiation of a phase 2 clinical trial. Generally, phase 2 clinical trials may take one to three years to complete.

•	Initiation of a phase 3 clinical trial. Generally, phase 3 clinical trials may take two to six years to complete.

Regulatory milestones in the Company’s collaborations may include the following types of events:

•

Filing of regulatory applications for marketing approval such as a Biologics License Application in the United States or a Marketing Authorization Application in Europe. Generally, it may take up to twelve months to prepare and submit regulatory filings.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

•

Receiving marketing approval in a major market, such as in the United States, Europe, Japan or other significant countries. Generally it may take up to three years after a marketing application is submitted to obtain full approval for marketing and pricing from the applicable regulatory agency.

Commercialization milestones in the Company’s collaborations may include the following types of events:

•	First commercial sale in a particular market, such as in the United States, Europe, Japan or other significant countries.

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

In the case of the Company’s ADCETRIS collaboration with Takeda Pharmaceutical Company Limited (“Takeda”), the Company may be involved in certain development activities; however, the achievement of development, regulatory and commercial milestone events under the agreement is based on activities undertaken by Takeda.

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

Royalty revenues and cost of royalty revenues

Royalty revenues reflect amounts earned under the ADCETRIS collaboration with Takeda. Royalties are based on a percentage of Takeda’s net sales at rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears a portion of third party royalty costs owed on its sales of ADCETRIS. This amount is

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

included in royalty revenue in our consolidated financial statements. Cost of royalty revenues reflects amounts owed to the Company’s third party licensors related to Takeda’s sales of ADCETRIS. These amounts are recognized in the quarter in which Takeda reports its sales activity to the Company, which is the quarter following the related sales.

Research and development expenses

Research and development, or R&D, expenses consist of salaries, benefits and other headcount related costs of the Company’s R&D staff, preclinical activities, clinical trials and related manufacturing costs, lab supplies, contract and outside service fees and facilities and overhead expenses for research, development and preclinical studies focused on drug discovery, development and testing. Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these costs to third parties. Third party clinical trial expenses include investigator fees, site costs, clinical research organization costs, and costs for central laboratory testing and data management. R&D activities are expensed as incurred. In-licensing fees, milestones, maintenance fees and other costs to acquire technologies that are utilized in R&D for product candidates that have not yet received regulatory approval, and that are not expected to have alternative future use are expensed when incurred. Costs associated with activities performed under co-development collaborations are reflected in R&D expense. Non-refundable advance payments for goods or services that will be used or rendered for future R&D activities are capitalized and recognized as expense as the related goods are delivered or the related services are performed. This results in the temporary deferral of charges to expense of amounts incurred for research and development activities from the time payments are made until the time goods or services are provided.

Advertising

Advertising costs are expensed as incurred. The Company incurred $11.1 million, $13.0 million and $10.7 million in advertising expense during 2013, 2012 and 2011, respectively.

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

Major customers

The Company sells ADCETRIS through a limited number of distributors. Certain of these distributors, together with entities under their common control, each individually accounted for greater than 10% of total

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

revenues and greater than 10% of accounts receivable as noted below. In addition, one of the Company’s collaborators accounted for greater than 10% of total revenues or accounts receivable for certain periods as noted below. Revenues generated outside the United States as determined by customer location were less than 10% of total revenues for all years presented.

The following table presents each major distributor or collaborator that comprised more than 10% of total revenue in the periods presented:

	Percent of total revenues for the years ended December 31,
	2013	2012	2011
Distributor A	18%	22%	16%
Distributor B	18%	21%	10%
Distributor C	15%	19%	17%
Collaborator A	22%	19%	29%

The following table presents each major distributor or collaborator that accounted for more than 10% of accounts receivable as of the dates presented:

	Percent of total accounts receivable at December 31,
	2013	2012
Distributor A	30%	25%
Distributor B	31%	20%
Distributor C	23%	16%
Collaborator A	<10%	31%

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

Other non-current assets

Other non-current assets include intangible assets resulting from milestone payments due upon the approval of ADCETRIS related to certain in-licensed technology. These amounts are amortized to cost of sales over the estimated life of the related licenses which range from six to ten years. Other non-current assets also include deposits and $0.3 million of investments pledged as security on an operating lease. The Company revised the classification of certain non-current asset amounts in the statement of cash flows totaling $0.6 million for the year ended December 31, 2012 from investing activities to operating activities to conform to the presentation of similar amounts in 2013.

	December 31,
	2013	2012
Intangible assets	$5,650	$5,650
Less: accumulated amortization	(1,801)	(1,030)

Total	$3,849	$4,620

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Amortization expenses on intangible assets totaled $0.8 million, $0.8 million, and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Share-based compensation

The Company uses the graded-vesting attribution method for recognizing compensation expense for its stock options and the straight-line method for recognizing compensation expense for its restricted stock units (“RSUs”). Compensation expense is recognized on awards ultimately expected to vest and reduced for forfeitures that are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Comprehensive loss

Comprehensive loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company’s comprehensive loss is comprised of net loss and unrealized gains and losses on investments.

Legal matters

In the normal course of its business, the Company may become involved in various legal proceedings. The Company does not expect any current legal proceedings to have a material adverse effect on the Company’s business. Legal fees incurred as a result of the Company’s involvement in legal proceedings are expensed as incurred.

Certain risks and uncertainties

The Company’s revenues are derived from ADCETRIS sales and royalties and from collaboration and license agreements. ADCETRIS is the Company’s only product available for sale and is subject to regulation by the FDA in the United States and other regulatory agencies outside the United States as well as competition by other pharmaceutical companies. The Company’s collaboration and license agreement revenues are derived from a relatively small number of agreements. Each of these agreements can be terminated by the Company’s collaborators at their discretion. The Company is also subject to risks common to companies in the pharmaceutical industry, including risks and uncertainties related to commercial success and acceptance of ADCETRIS and the Company’s potential future products by patients, physicians and payers, competition from other products, regulatory approvals, regulatory requirements and protection of intellectual property. Also, drug development is a lengthy process characterized by a relatively low rate of success. The Company may commit substantial resources toward developing product candidates that never result in further development, achieve regulatory approvals or achieve commercial success. Likewise, the Company has committed and expects to continue to commit substantial resources towards additional clinical development of ADCETRIS in an effort to expand ADCETRIS’ labeled indications of use, and there can be no assurance that the Company and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Guarantees

In the normal course of business, the Company indemnifies its directors, certain employees and other parties, including distributors, collaboration partners, lessors and other parties that perform certain work on behalf of, or for the Company or take licenses to the Company’s technologies. The Company has agreed to hold these parties harmless against losses arising from the Company’s breach of representations or covenants, intellectual property infringement or other claims made against these parties in performance of their work with the Company. These agreements typically limit the time within which the party may seek indemnification by the Company and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement.

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

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Years ended December 31,
	2013	2012	2011
Warrants to purchase common stock	0	0	991
Stock options and restricted stock units	11,745	13,483	13,236

Total	11,745	13,483	14,227

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued “ASU 2013-2 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” that revises the disclosure requirements related to significant reclassifications of items out of accumulated other comprehensive income and into the line items included in net income. The Company adopted this standard in the first quarter of 2013 and its adoption did not impact the consolidated financial statements.

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

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Short-term investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2013
U.S. Treasury securities	$310,162	$7	$(18)	$310,151

Contractual Maturities
Due in one year or less	$310,162			$310,151

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2012
U.S. Treasury securities	$309,558	$42	$(5)	$309,595

Contractual Maturities
Due in one year or less	$309,558			$309,595

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
December 31, 2013
U.S. Treasury securities	$188,599	$(18)	$	NA	$	NA

December 31, 2012
U.S. Treasury securities	$76,015	$(5)	$	NA	$	NA

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

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. The Company did not hold any Level 2 or 3 investments as of December 31, 2013 or 2012 and did not transfer any investments in or out of Levels 1, 2 and 3 during the years ended December 31, 2013 or 2012.

The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2013
Short-term investments—U.S. Treasury securities	$310,151	$0	$0	$310,151

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2012
Cash equivalents—U.S. Treasury securities	$10,016	$0	$0	$10,016
Short-term investments—U.S. Treasury securities	309,595	0	0	309,595

Total	$319,611	$0	$0	$319,611

In 2011, the Company recorded an $8.7 million realized loss related to an other-than-temporary impairment in the value of its auction rate securities. This resulted in a new carrying value of $5.8 million as of December 31, 2011. The Company sold these securities in 2012 for $5.8 million.

4. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	December 31,
	2013	2012
Raw materials	$25,386	$32,293
Work in process	431	4,605
Finished goods	1,256	849

Total	$27,073	$37,747

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Property and equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Leasehold improvements	$40,217	$25,650
Laboratory equipment	22,866	16,768
Computers, software and office equipment	8,654	7,158
Furniture and fixtures	5,415	5,040

	77,152	54,616
Less: accumulated depreciation and amortization	(36,365)	(29,864)

Total	$40,787	$24,752

Depreciation and amortization expenses on property and equipment totaled $7.8 million, $5.4 million, and $3.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Leasehold improvements included $4.5 million of construction in process at December 31, 2013.

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Compensation and benefits	$18,321	$16,228
Trade accounts payable	13,407	12,864
Clinical trial and companion diagnostic costs	12,602	10,442
Contract manufacturing	6,997	8,371
Third-party royalties and government rebates	6,074	5,000
Other	1,947	3,225

Total	$59,348	$56,130

7. Income taxes

Because of the Company’s history of net operating losses, it has not paid income taxes since its inception and the Company had no material unrecognized tax benefits that could affect the Company’s financial statements as of December 31, 2013 or 2012.

The Company’s deferred tax assets primarily consist of net operating loss, or NOL, carryforwards, deferred revenue, capitalized research and development expense and tax credit carryforwards. Realization of deferred tax assets is dependent upon a number of factors, including future earnings, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. At December 31, 2013, the Company has NOL carryforwards of $467.6 million expiring from 2018 to 2033 if not utilized, and tax credit carryforwards of $44.1 million expiring from 2021 to 2033.

Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation in the event of a change in ownership as set forth in Section 382 of the Internal Revenue Code of 1986, as amended. It

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

is possible that there has been, or in the future will be, a change in ownership, which would limit the amount of NOL available to be used in the future. Any limitation may result in the expiration of the NOL and tax credit carryforwards before utilization.

The Company’s net deferred tax assets consisted of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$132,419	$123,672
Deferred revenue	60,810	51,128
Tax credit carryforwards	44,055	33,043
Share-based compensation	16,463	12,722
Capitalized research and development	11,489	16,311
Depreciation and amortization	2,864	2,424
Other	12,360	11,274

Total deferred tax assets	280,460	250,574
Less: valuation allowance	(280,460)	(250,574)

Net deferred tax assets	$0	$0

Increases in the valuation allowance were $29.9 million in 2013 and $18.6 million in 2012.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years ended December 31,
	2013	2012	2011
Statutory federal income tax rate	(35%)	(35%)	(35%)
Tax credits	(16)	(3)	(3)
State income taxes and other	3	3	1
Valuation allowance	48	35	37

Effective tax rate	0%	0%	0%

The Company does not anticipate any significant changes to its unrecognized tax positions or benefits during the next twelve months. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. Tax years 1998 to 2013 remain subject to future examination for federal income taxes.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Collaboration and license agreements

The Company has entered into various product, collaboration and license agreements with pharmaceutical and biotechnology companies. Revenues recognized under these agreements were as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Takeda ……………………….	$41,529	$36,021	$27,914
AbbVie	22,924	9,839	3,721
Bayer	12,000	0	100
Genentech	8,438	6,174	5,302
Agensys	6,630	4,834	3,957
Other	15,260	10,679	10,543

Total	$106,781	$67,547	$51,537

Takeda

In December 2009, the Company entered into a collaboration agreement with Takeda to develop and commercialize ADCETRIS. Under this collaboration, the Company has retained commercial rights for ADCETRIS in the United States and its territories and in Canada, and Takeda has commercial rights in the rest of the world. The collaboration includes the global development of ADCETRIS and commercialization of ADCETRIS by Takeda in its territory. The Company received an upfront payment of $60 million and is entitled to receive progress- dependent milestone payments based on the achievement by Takeda of specific events related to ADCETRIS development for which Takeda is responsible. As of December 31, 2013, the Company had received $30 million in milestone payments under the collaboration related to Takeda achieving specific regulatory and approval milestones for ADCETRIS in its territory. The Company and Takeda each fund 50% of worldwide joint development costs performed under the collaboration. In Japan, Takeda is solely responsible for development costs. Costs incurred by the Company associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of comprehensive loss. The upfront fee and other payments received were deferred and are being recognized as revenue over the performance obligation period of the collaboration agreement, currently estimated as ten years, using a time-based approach. The Company is also entitled to receive royalties based on a percentage of Takeda’s net sales of ADCETRIS in its territory ranging from the mid-teens to the mid-twenties based on sales volume and sales-based milestones. Royalties and sales-based milestones are classified as royalty revenues. Takeda also bears a portion of third party royalty costs owed on its sales of ADCETRIS. Either party may terminate the collaboration agreement if the other party materially breaches the agreement and such breach remains uncured. Takeda may terminate the collaboration agreement for any reason upon prior written notice to the Company, and the Company may terminate the collaboration agreement in certain circumstances. The collaboration agreement can also be terminated by mutual written consent of the parties. If neither party terminates the collaboration agreement, then the agreement automatically terminates on the expiration of all payment obligations.

Other ADC collaboration agreements

The Company has entered into collaborations for its ADC technology with a number of biotechnology and pharmaceutical companies. Under these collaborations, the Company has granted research and commercial licenses to use its technology in conjunction with the collaborator’s technology. The Company also has agreed to conduct limited development activities and to provide other materials, supplies and services to its collaborators during the performance obligation period of the collaboration. The Company receives upfront fees, progress- and

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

sales-dependent milestones for the achievement by its collaborators of certain events, annual maintenance fees and support fees for research and development services and material provided under the agreements. The Company is also entitled to receive royalties on net sales of any resulting products. The upfront fee and other payments received are deferred and recognized as revenue over the performance obligation period of the related collaboration agreement using a time-based approach. The Company’s collaboration partners are solely responsible for research, product development, manufacturing and commercialization of all products under the agreements.

Agensys

The Company has entered into an agreement with Agensys to jointly research, develop and commercialize ADCs for the treatment of cancer. The agreement included an initial co-development product candidate, ASG-5ME, and provided the Company with two options to co-develop additional product candidates. The Company has exercised all its co-development options and is currently co-developing ASG-22ME and ASG-15ME. Development of ASG-5ME has been discontinued. The Company and Agensys co-fund the development of these product candidates and will share future profits, if any, on a 50:50 basis. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party.

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

	Years ended December 31,
	2013	2012	2011
Research and development expense using contractual rates	$2,574	$4,885	$6,404
Co-development funding due to Agensys	8,096	5,484	6,844

Total	$10,670	$10,369	$13,248

The agreement also allows Agensys to develop and commercialize other ADC product candidates on its own, subject to paying the Company annual maintenance fees, milestones, royalties and support fees for research and development services and material provided under the agreement. Amounts received for product candidates being developed solely by Agensys are recognized in revenues as they become due.

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

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

The lease agreements contain scheduled rent increases and provide for tenant improvement allowances. Accordingly, the Company has recorded a deferred rent liability of $5.0 million at December 31, 2013 and $5.7 million at December 31, 2012. This deferred rent liability is amortized over the term of the related lease.

Assuming the Company does not exercise any extensions, future minimum lease payments under all noncancelable operating leases are set forth below. In addition, noncancelable obligations under other agreements, such as future obligations related to manufacturing ADCETRIS and the Company’s product candidates, are as follows (in thousands):

	Leases	Other Agreements
Years ending December 31,
2014	$4,208	$37,329
2015	4,348	12,854
2016	4,495	12,319
2017	4,639	12,314
2018	2,279	12,128
Thereafter	0	34,420

	$19,969	$121,364

Rent expense attributable to noncancelable operating leases totaled approximately $3.3 million, $3.6 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Minimum contractual payments to be made by the Company under other agreements do not include up to approximately $40.8 million in additional payments that are contingent upon achievement of certain progress-dependent milestones, as well as the payment of single-digit royalties based on net sales of commercial products. These amounts have been excluded from the table because the events triggering the obligations have not yet occurred.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

At December 31, 2013, shares of common stock reserved for future issuance are as follows (in thousands):

Stock options and RSUs outstanding	11,837
Shares available for future grant under the 2007 Equity Incentive Plan	2,218
Employee stock purchase plan shares available for future issuance	315

Total	14,370

12. Share-based compensation

2007 Equity Incentive Plan

In 2007, the Company adopted the 2007 Equity Incentive Plan, or the 2007 Plan, that provides for the issuance of the Company’s common stock to employees, including officers, directors and consultants of the Company and its affiliates. The Option Plan was amended and restated in May 2012 to reserve an additional 4,000,000 shares thereunder, such that an aggregate of 16,500,000 shares of the Company’s common stock were reserved for issuance under the 2007 Plan at December 31, 2012 and December 31, 2013. Under the 2007 Plan, the Company may issue stock options (including incentive stock options and nonstatutory stock options), restricted stock, restricted stock units, stock appreciation rights and other similar types of awards. No awardee may be granted, in any calendar year under the 2007 Plan, options or stock awards covering more than 1,000,000 shares. The Option Plan was also amended and restated in May 2012 to extend the term such that it will terminate in May 2022 unless it is terminated earlier pursuant to its terms.

In addition to stock options, stock awards under the 2007 Plan may be restricted stock grants, restricted stock units, stock appreciation rights or other similar stock awards (including awards that do not require the awardee to pay any amount in connection with receiving the shares or that have an exercise or purchase price that is less than the grant date fair market value of the Company’s stock). Restricted stock grants are awards of a specific number of shares of the Company’s common stock. RSUs represent a promise to deliver shares of the Company’s common stock, or an amount of cash or property equal to the value of the underlying shares, at a future date. Stock appreciation rights are rights to receive cash and/or shares of the Company’s common stock based on the amount by which the exercise date fair market value of a specific number of shares exceeds the grant date fair market value of the exercised portion of the stock appreciation right. The Company has only issued options to purchase shares of common stock and RSUs under the 2007 Plan.

Incentive stock options under the 2007 Plan may be granted only to employees of the Company or its subsidiaries. The exercise price of an incentive stock option or a nonstatutory stock option may not be less than 100% of the fair market value of the common stock on the date the option is granted and the options have a maximum term of ten years from the date of grant. In the case of options granted to holders of more than 10% of

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

the voting power of the Company, the exercise price may not be less than 110% of the fair market value of the common stock on the date the option is granted and the term of the option may not exceed five years. The Company may grant options with exercise prices lower than the fair market value of its common stock on the date of grant in connection with an acquisition by the Company of another company. Options become exercisable in whole or in part from time to time as determined by the Board of Directors, which administers the 2007 Plan. Generally, options granted to employees and the initial grant to new members of the Company’s board of directors (“directors”) under the 2007 Plan vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. In addition to their initial grant, directors also receive annual RSU and option grants that vest one year from the date of grant. The outstanding employee RSUs vest 100% on the third anniversary of the beginning of the vesting period. The Equity Plan provides for (i) the full acceleration of vesting of equity awards, including stock options and RSUs, upon a change in control (as defined in the 2007 Plan) if the successor company does not assume, substitute or otherwise replace the stock awards upon the change in control; and (ii) the full acceleration of vesting of any equity awards, including stock options and RSUs, if at the time of, immediately prior to or within twelve months after a change in control of the Company, the holder of such equity awards is involuntarily terminated without cause or is constructively terminated by the successor company that assumed, substituted or otherwise replaced such stock awards in connection with the change in control.

Each equity award agreement under the 2007 Plan contains provisions regarding (i) the number of shares subject to the equity award, (ii) the purchase or exercise price of the shares, if any, and the means of payment for the shares, (iii) in the case of stock options, the type of option and term of the option; (iv) the performance criteria (including qualifying performance criteria), if any, and level of achievement versus these criteria that will determine the number of shares granted, issued, retainable and vested, as applicable, (v) such terms and conditions on the grant, issuance, vesting and forfeiture of the shares, as applicable, as may be determined from time to time by the plan administrator, (vi) restrictions on the transferability of the equity award or the shares, and (vii) such further terms and conditions, in each case not inconsistent with the 2007 Plan, as may be determined from time to time by the plan administrator; provided, however, that each stock award must have a minimum vesting period of one year from the date of grant. Stock awards were granted in the form of RSUs for the first time in 2011.

Share-based compensation

The Company recorded total share based compensation cost of $31.4 million, $25.3 million and $20.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. No tax benefit was recognized related to share-based compensation cost since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets. During 2013, 2012 and 2011, $1.2 million, $1.1 million and $0.3 million of share based compensation costs were capitalized as part of the cost of inventory, respectively.

Valuation assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the periods indicated:

	Option plan Years ended December 31,			Employee stock purchase plan Years ended December 31,
	2013	2012	2011	2013	2012	2011
Risk-free interest rate	1.6%	0.8%	1.3%	0.1%	0.1%	0.2%
Expected lives in years	5.6	5.7	5.6	0.5	0.5	0.5
Expected dividends	0%	0%	0%	0%	0%	0%
Expected volatility	50%	52%	52%	35%	42%	36%

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

Stock option activity

A summary of stock option activity is as follows:

	Shares	Weighted- average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2012	11,892,167	$14.25

Granted	1,401,424	40.54
Exercised	(2,600,245)	11.78
Forfeited/expired	(422,937)	19.64

Balances at December 31, 2013	10,270,409	$18.23	6.77	$223,895

Expected to vest	9,989,623	$17.86	6.71	$221,348
Options exercisable	6,595,391	$13.01	5.78	$177,298

The weighted average grant-date fair values of options granted with exercise prices equal to market were $18.88, $11.92, and $7.94 for the years ended December 31, 2013, 2012 and 2011, respectively.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2013. The aggregate intrinsic value of options exercised was $61.3 million during 2013, $48.3 million during 2012, and $16.9 million during 2011, determined as of the date of option exercise. As of December 31, 2013, there was approximately $25 million of total unrecognized compensation cost related to unvested option arrangements, as adjusted for expected forfeitures, granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years. The Company utilizes newly issued shares to satisfy option exercises.

RSU activity

During 2011, the Company began granting a mix of stock options and RSUs to employees under the 2007 Plan. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

A summary of RSU activity under the 2007 Plan is as follows:

Non-vested RSUs	Share equivalent	Weighted- average grant date fair value
Non-vested at December 31, 2012	1,129,100	$21.42
Changes during the period:
Granted	667,805	39.32
Vested	(108,724)	15.04
Forfeited	(121,484)	22.56

Non-vested at December 31, 2013	1,566,697	$29.40

The total value of RSUs that vested during 2013 (measured on the date of vesting) was $4.5 million. As of December 31, 2013, there was approximately $27 million of total unrecognized compensation cost related to non-vested RSU awards that will be recognized as expense over a weighted-average period of 1.8 years. The Company recognizes compensation cost for RSUs on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures. The Company will utilize newly issued shares for RSUs that vest.

Employee Stock Purchase Plan

The Company has an Amended and Restated 2000 Employee Stock Purchase Plan, or the Stock Purchase Plan, with a total of 315,000 shares of common stock available for issuance as of December 31, 2013. Activity under the Stock Purchase Plan for the years ended December 31, was as follows:

	Shares Purchased	Weighted- average purchase price per share
2013	196,446	$23.24
2012	287,841	$14.88
2011	229,014	$11.03

Under the current terms of the Stock Purchase Plan, shares are purchased at the lower of 85 percent of the fair market value of the Company’s common stock on either the first day or the last day of each six month offering period.

13. Employee benefit plan

The Company has a 401(k) Plan for all of its employees. The 401(k) Plan allows eligible employees to defer, at the employee’s discretion, up to 75% of their pretax compensation up to the IRS annual limit. The Company has a 401(k) matching program whereby the Company may, at its discretion, match a portion of an employee’s contributions, not to exceed a prescribed annual limit. Under this matching program, the Company contributed a total of approximately $1.9 million in 2013, $2.1 million in 2012, and $1.4 million in 2011.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2013 and 2012. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
2013
Total revenues	$57,328	$73,558	$70,969	$67,409
Net loss	$(16,264)	$(6,899)	$(23,686)	$(15,671)
Net loss per share—basic and diluted	$(0.14)	$(0.06)	$(0.19)	$(0.13)
2012
Total revenues	$48,245	$48,823	$49,832	$63,912
Net loss	$(12,298)	$(17,236)	$(13,652)	$(10,596)
Net loss per share—basic and diluted	$(0.11)	$(0.15)	$(0.12)	$(0.09)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this annual report. Based on that evaluation, they have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were, in design and operation, effective.

(b)    Changes in internal control over financial reporting.    There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)    Management’s Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

Item 9B. Other Information

On February 28, 2014, upon recommendation by the Compensation Committee, the Board of Directors of the Company, approved the 2014 Senior Executive Annual Bonus Plan (the “Plan”), an incentive compensation program, which is designed to motivate, retain and reward the Company’s executive officers based on the achievement of specified Company and individual goals. The Compensation Committee administers the Plan. Participants eligible under the Plan are those executives at the Vice President level or higher (each a “Participant”), including the following “named executive officers” (as defined under applicable securities laws): Clay Siegall, Todd Simpson, Eric Dobmeier, Vaughn Himes and Chris Boerner. The amount of a Participant’s bonus is based on a target percentage of such Participant’s annual base pay as of December 31, 2014, which target percentages have been determined by the Compensation Committee. The target percentage for Dr. Siegall is seventy-five percent (75%), Mr. Dobmeier’s is fifty percent (50%), Mr. Simpson’s and Mr. Boerner’s target percentage is forty-five percent (45%) and Dr. Himes’ target percentage is forty percent (40%). Under the Plan, this target percentage is then adjusted, generally based 50% on the Company’s performance and 50% on the individual Participant’s performance as determined by the Compensation Committee, except for members of the Company’s Executive Committee (which include Mr. Simpson, Dr. Himes and Mr. Boerner), in which case the percentage adjustment is based 60% on the Company’s performance and 40% on the individual Participant’s performance. Additionally, Mr. Dobmeier’s percentage adjustment is based 80% on the Company’s performance and 20% on individual performance, and Dr. Siegall’s final performance percentage will be determined by the Compensation Committee it its sole discretion. The corporate performance measures under the Plan for 2014 are primarily based on the achievement of commercial objectives, enrollment objectives of ongoing clinical trials of ADCETRIS, complete analysis of primary endpoint from AETHERA trial, as well as development and clinical activities related to our other product candidates. Additional goals include hiring and retention goals, strategic objectives and stock performance. The Company’s achieved performance percentage and/or the individual achieved Participant performance percentage may exceed 100% in the event the Company and/or the Participant exceed the predetermined goals (provided that neither percentage may exceed 150%), which could result in the payment of cash bonuses under the Plan at a level above target. The Plan is effective for the Company’s 2014 calendar year and expires on December 31, 2014 (with any bonus payments under the Plan to be made by February 15, 2015). The above description of the terms of the Plan is a summary and is qualified in its entirety by the terms of the Plan, which is filed as an exhibit to this annual report on Form 10-K for the year ending December 31, 2013 as Exhibit 10.            .

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2013 fiscal year pursuant to Regulation 14A for our 2014 Annual Meeting of Stockholders, or the 2014 Proxy Statement, and the information to be included in the 2014 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2014 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Proposal No. 1—Election of Directors—Code of Ethics” appearing in the 2014 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2014 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item may be found under the sections entitled “Proposal No. 1—Election of Directors—Director Compensation” and “Compensation of Executive Officers” appearing in the 2014 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2014 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2014 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(1) The information required by this Item concerning related party transactions may be found under the section entitled “Certain Relationships and Related Party Transactions” appearing in the 2014 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2014 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item may be found under the section entitled “Proposal No. 3—Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2014 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	10-Q	333-50266	3.2	08/12/2003

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

10.1	License Agreement dated March 30, 1998 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.	10-K/A	000-32405	10.1	11/26/2010

10.2	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated July 29, 1999 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.	10-K/A	000-32405	10.2	11/26/2010

10.3	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.	S-1/A	333-50266	10.7	12/05/2000

10.4	License Agreement dated September 20, 1999 between Seattle Genetics, Inc. and the University of Miami.	10-K/A	000-32405	10.6	11/26/2010

10.5	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seattle Genetics, Inc. and the University of Miami.	10-K/A	000-32405	10.7	11/26/2010

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.6†	Lease Agreement dated December 1, 2000 between Seattle Genetics, Inc. and WCM132-302, LLC.	S-1/A	333-50266	10.21	01/04/2001

10.7†	First Amendment to Lease dated May 28, 2003 between Seattle Genetics, Inc. and B&N 141-302, LLC.	10-Q	333-50266	10.1	08/12/2003

10.8†	Second Amendment to Lease dated July 1, 2008 between Seattle Genetics, Inc. and B&N 141-302, LLC.	10-Q	000-32405	10.1	11/07/2008

10.9†	Third Amendment to Lease dated May 9, 2011 between Seattle Genetics, Inc. and B&N 141-302, LLC.	10-Q	000-32405	10.2	08/05/2011

10.10†	Office Lease dated May 9, 2011 between Seattle Genetics, Inc. and WCM Highlands II, LLC.	10-Q	000-32405	10.1	08/05/2011

10.11†	Collaboration and License Agreement dated January 7, 2007 between Seattle Genetics, Inc. and Agensys, Inc.	10-Q	000-32405	10.1	05/08/2007

10.12†	Amendment to the Collaboration and License Agreement between Seattle Genetics, Inc. and Agensys, Inc. dated effective November 20, 2009.	10-K	000-32405	10.49	03/12/2010

10.13†	Collaboration Agreement between Seattle Genetics, Inc. and Millennium Pharmaceuticals, Inc. (a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited) dated December 14, 2009.	10-K	000-32405	10.50	03/12/2010

10.14†	Commercial Supply Agreement dated December 1, 2010 between Seattle Genetics, Inc. and SAFC, an operating division of Sigma-Aldrich, Inc.	10-Q	000-32405	10.1	11/04/2011

10.15†	Development and Supply Agreement dated February 23, 2004 between Seattle Genetics, Inc. and Abbott Laboratories.	10-Q	333-50266	10.4	05/10/2004

10.16†	First Amendment to Development and Supply Agreement dated April 17, 2008 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	10-Q	000-32405	10.1	08/08/2008

10.17†	Second Amendment to Development and Supply Agreement dated June 15, 2009 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	10-Q	000-32405	10.4	11/04/2011

10.18†	Third Amendment to Development and Supply Agreement dated November 5, 2009 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	10-Q	000-32405	10.5	11/04/2011

10.19†	Fourth Amendment to Development and Supply Agreement dated April 18, 2010 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	10-Q	000-32405	10.6	11/04/2011

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.20†	Fifth Amendment to Development and Supply Agreement dated August 24, 2010 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	10-Q	000-32405	10.7	11/04/2011

10.21†	Sixth Amendment to Development and Supply Agreement dated November 18, 2010 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	10-Q	000-32405	10.8	11/04/2011

10.22†	Seventh Amendment to Development and Supply Agreement dated January 2, 2013 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	10-K	000-32405	10.42	02/27/2013

10.23*	Form of Indemnification Agreement between Seattle Genetics, Inc. and each of its officers and directors.	S-1/A	333-50266	10.29	01/04/2001

10.24*	Amended and Restated 1998 Stock Option Plan, effective as of August 4, 2009.	10-Q	000-32405	10.1	8/10/2009

10.25*	Form Notice of Grant and Stock Option Agreement under Seattle Genetics, Inc. Amended and Restated 1998 Stock Option Plan.	10-K	000-32405	10.11	03/15/2005

10.26*	2000 Directors’ Stock Option Plan, as amended February 5, 2010.	10-K	000-32405	10.13	03/12/2010

10.27*	Form Notice of Grant and Stock Option Agreement under Seattle Genetics, Inc. 2000 Directors’ Stock Option Plan.	10-K	000-32405	10.12	03/15/2005

10.28*	Amended and Restated 2000 Employee Stock Purchase Plan, effective May 20, 2011.	10-Q	000-32405	10.3	08/05/2011

10.29*	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan, effective as of May 18, 2012.	10-Q	000-32405	10.1	08/08/2012

10.30*	Form Stock Option Agreement for employees under Seattle Genetics, Inc. 2007 Equity Incentive Plan.	10-K	000-32405	10.44	03/13/2009

10.31*	Form of Stock Unit Grant Notice and Stock Unit Agreement for employees under Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan.	8-K	000-32405	10.1	08/30/2011

10.32*	Form of Notice of Stock Option Grant and Stock Option Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan.	10-Q	000-32405	10.4	08/05/2011

10.33+*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan.	—	—	—	—

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.34*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Clay B. Siegall.	10-K	000-32405	10.48	03/13/2009

10.35*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Todd E. Simpson.	10-K	000-32405	10.49	03/13/2009

10.36*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Eric L. Dobmeier.	10-K	000-32405	10.50	03/13/2009

10.37*	Employment Agreement, dated April 1, 2009, between Seattle Genetics, Inc. and Vaughn Himes.	10-K	000-32405	10.43	03/12/2010

10.38*	Employment Agreement, dated April 16, 2012 between Seattle Genetics, Inc. and Chris Boerner.	10-Q	000-32405	10.2	08/08/2012

10.39+*	Employment Agreement, dated October 5, 2010, between Seattle Genetics, Inc. and Jonathan Drachman.	—	—	—	—

10.40*	Seattle Genetics, Inc. 2013 Senior Executive Annual Bonus Plan.	10-K	000-32405	10.19	02/27/2013

10.41+*	Seattle Genetics, Inc. 2014 Senior Executive Annual Bonus Plan.	—	—	—	—

10.42+*	Compensation Information for Executive Officers and Directors.	—	—	—	—

23.1+	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.

†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

Date: February 28, 2014	By:	/S/ CLAY B. SIEGALL

Clay B. Siegall President & Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2014	By:	/S/ TODD E. SIMPSON

Todd E. Simpson Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CLAY B. SIEGALL Clay B. Siegall	Director, President & CEO (Principal Executive Officer)	February 28, 2014

/S/ TODD E. SIMPSON Todd E. Simpson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014

/S/ SRINIVAS AKKARAJU Srinivas Akkaraju	Director	February 28, 2014

/S/ FELIX BAKER Felix Baker	Director	February 28, 2014

/S/ FRANKLIN M. BERGER Franklin M. Berger	Director	February 28, 2014

/S/ DAVID W. GRYSKA David W. Gryska	Director	February 28, 2014

/S/ MARC E. LIPPMAN Marc E. Lippman	Director	February 28, 2014

/S/ JOHN P. MCLAUGHLIN John P. McLaughlin	Director	February 28, 2014

/S/ JOHN A. ORWIN John A. Orwin	Director	February 28, 2014

/S/ NANCY A. SIMONIAN Nancy A. Simonian	Director	February 28, 2014

/S/ DANIEL G. WELCH Daniel G. Welch	Director	February 28, 2014