Form 10-Q
period 2014-03-31
SEATTLE GENETICS INC /WA
filed 2014-05-09
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, there were 123,146,418 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$44,812	$64,116
Short-term investments	310,546	310,151
Accounts receivable, net	37,896	29,508
Inventories	29,044	27,073
Prepaid expenses and other current assets	7,052	6,408

Total current assets	429,350	437,256
Property and equipment, net	41,047	40,787
Other non-current assets	5,675	5,855

Total assets	$476,072	$483,898

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$58,593	$59,348
Current portion of deferred revenue	40,436	39,850

Total current liabilities	99,029	99,198

Long-term liabilities
Deferred revenue, less current portion	140,920	149,191
Deferred rent and other long-term liabilities	5,129	5,324

Total long-term liabilities	146,049	154,515

Commitments and contingencies (note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 123,117 shares issued and outstanding at March 31, 2014 and 122,615 shares issued and outstanding at December 31, 2013	123	123
Additional paid-in capital	977,465	960,375
Accumulated other comprehensive income (loss)	9	(11)
Accumulated deficit	(746,603)	(730,302)

Total stockholders’ equity	230,994	230,185

Total liabilities and stockholders’ equity	$476,072	$483,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2014	2013
Revenues
Net product sales	$38,716	$33,920
Collaboration and license agreement revenues	16,882	21,009
Royalty revenues	12,673	2,399

Total revenues	68,271	57,328

Costs and expenses
Cost of sales	3,664	3,169
Cost of royalty revenues	2,464	925
Research and development	54,496	47,735
Selling, general and administrative	24,018	21,886

Total costs and expenses	84,642	73,715

Loss from operations	(16,371)	(16,387)
Investment and other income, net	70	123

Net loss	$(16,301)	$(16,264)

Net loss per share—basic and diluted	$(0.13)	$(0.14)

Shares used in computation of net loss per share—basic and diluted	122,896	120,455

Comprehensive loss:
Net loss	$(16,301)	$(16,264)
Other comprehensive gain (loss)—unrealized gain (loss) on securities available for sale	20	(10)

Comprehensive loss	$(16,281)	$(16,274)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
Operating activities
Net loss	$(16,301)	$(16,264)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	9,304	6,606
Depreciation and amortization	2,837	1,727
Amortization of premiums and accretion of discounts	332	774
Deferred rent and other long-term liabilities	(195)	(104)
Changes in operating assets and liabilities
Accounts receivable, net	(8,388)	(11,278)
Inventories	(1,971)	4,015
Prepaid expenses and other assets	(654)	(2,940)
Accounts payable and accrued liabilities	(521)	(10,365)
Deferred revenue	(7,685)	(2,043)

Net cash used in operating activities	(23,242)	(29,872)

Investing activities
Purchases of securities available for sale	(128,207)	(71,089)
Proceeds from maturities of securities available for sale	127,500	70,700
Purchases of property and equipment	(3,141)	(6,254)

Net cash used in investing activities	(3,848)	(6,643)

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	7,786	16,786

Net cash provided by financing activities	7,786	16,786

Net decrease in cash and cash equivalents	(19,304)	(19,729)
Cash and cash equivalents at beginning of period	64,116	54,663

Cash and cash equivalents at end of period	$44,812	$34,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiary, Seattle Genetics UK, Ltd. (collectively “Seattle Genetics” or the “Company”). The condensed consolidated balance sheet data as of December 31, 2013 were derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Management has determined that the Company operates in one segment: the development and sale of pharmaceutical products on its own behalf or in collaboration with others.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Non-cash investing activities

Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have not been included in the statement of cash flows.

Revenue recognition

The Company’s revenues are comprised of ADCETRIS® net product sales, amounts earned under its collaboration and licensing agreements and royalties. Revenue recognition is predicated upon persuasive evidence of an agreement existing, delivery of products or services being rendered, amounts payable being fixed or determinable, and collectibility being reasonably assured.

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

Distribution fees, product returns and other deductions: The Company’s distributors charge a fee for distribution services that they perform on behalf of the Company which is determined based on sales volume to each distributor. The Company allows for the return of product that is within 30 days of its expiration date or that is damaged. The Company estimates product returns based on its experience to date. In addition, the Company considers its direct-ship distribution model, its belief that product is typically not held in the distribution channel, and the expected rapid use of the product by healthcare providers. The Company provides financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance amounts through SeaGen Secure. SeaGen Secure is available to patients in the U.S. and its territories who meet various financial and treatment need criteria. Estimated contributions for commercial coinsurance under SeaGen Secure are deducted from gross sales and are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect the Company’s actual experience.

Collaboration and license agreement revenues

The Company has developed a proprietary technology for linking cytotoxic agents to monoclonal antibodies called antibody-drug conjugates, or ADCs. This proprietary technology is the basis of ADC collaborations that the Company has entered into in the ordinary course of its business with a number of biotechnology and pharmaceutical companies. Under these ADC collaboration agreements, the Company grants its collaborators research and commercial licenses to the Company’s technology and provides technology transfer services, technical advice, supplies and services for a period of time.

If there are continuing performance obligations, the Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the pre-commercial deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company believes that the development period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for the Company’s current agreements. When no performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Generally, all amounts received or due other than sales-based milestones and royalties are classified as collaboration and license agreement revenues as they are earned. Sales-based milestones and royalties are recognized as royalty revenue as they are reported to the Company.

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

The Company’s ADC collaborators are solely responsible for the development of their product candidates and the achievement of development, regulatory and commercial milestones in any of the categories identified above is based solely on the collaborators’ efforts.

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

Royalty revenues and cost of royalty revenues

Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties, which are based on a percentage of Takeda’s net sales at rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenue in the Company’s consolidated financial statements. Cost of royalty revenues reflects amounts owed to the Company’s third party licensors related to Takeda’s sales of ADCETRIS. These amounts are recognized in the quarter in which Takeda reports its sales activity to the Company, which is the quarter following the related sales.

Recent Accounting Pronouncements

In July 2013, the FASB issued “ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” that provides for disclosure requirements related to unrecognized tax benefits in certain situations. The Company adopted this standard in the first quarter of 2014 and its adoption did not impact the Company’s consolidated financial statements.

2. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units and options to purchase common stock from the calculation of diluted net loss per share as such securities are anti-dilutive for all periods presented. The weighted-average number of restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 11,653,000 and 12,246,000 for the three months ended March 31, 2014 and 2013, respectively.

3. Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2014
U.S. Treasury securities	$310,537	$15	$(6)	$310,546

Contractual Maturities
Due in one year or less	$310,537			$310,546

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2013
U.S. Treasury securities	$310,162	$7	$(18)	$310,151

Contractual Maturities
Due in one year or less	$310,162			$310,151

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
March 31, 2014
U.S. Treasury securities	$65,056	$(6)	$	NA	$	NA

December 31, 2013
U.S. Treasury securities	$188,599	$(18)	$	NA	$	NA

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. The Company did not hold any Level 2 or 3 investments as of March 31, 2014 or December 31, 2013 and did not transfer any investments between Levels 1, 2 and 3 during the three month period ended March 31, 2014.

The following table presents the Company’s financial assets by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of March 31, 2014

Short-term investments—U.S. Treasury securities	$310,546	$0	$0	$310,546

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2013
Short-term investments—U.S. Treasury securities	$310,151	$0	$0	$310,151

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$25,619	$25,386
Work in process	1,313	431
Finished goods	2,112	1,256

Total	$29,044	$27,073

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

On March 31, 2014, Arizona State University and related entities, or Arizona State, filed a patent infringement lawsuit against the Company concerning a U.S. patent licensed from Arizona State. The Company believes that it has meritorious defenses to Arizona State’s claims. At this time, the Company does not believe that a loss is probable and does not have a reasonable basis on which to develop a range of potential loss in the event of an unfavorable outcome in this dispute. While the Company believes a loss is not probable, it is possible that a liability could be incurred in the future.

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

We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the United States and its territories and in Canada and Takeda has commercial rights in the rest of the world. ADCETRIS was granted conditional marketing authorization in the European Union in October 2012 for patients with relapsed Hodgkin lymphoma or relapsed sALCL. ADCETRIS is now commercially available in 40 countries, including those described above, as well as in Japan, Australia, Switzerland, South Korea, Singapore and Mexico, and Takeda continues to pursue marketing authorizations in multiple other countries. Our clinical-stage ADC programs consist of SGN-CD19A, SGN-CD33A, SGN-LIV1A, ASG-22ME, and ASG-15ME. We also plan to advance a novel ADC that targets CD70, SGN-CD70A, into phase 1 clinical development during the second half of 2014. In addition, we have multiple pre-clinical-stage programs that are being developed as potential candidates for future clinical-stage development. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd. (formerly part of Abbott Laboratories), or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Pfizer, Inc., or Pfizer, PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; and Takeda; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys, Genmab A/S, or Genmab, and Oxford BioTherapeutics Ltd., or OBT.

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

We and Takeda are conducting four phase 3 clinical trials of ADCETRIS, one in Hodgkin lymphoma patients at high risk of relapse following autologous stem cell transplant, or ASCT, called the AETHERA trial, one in relapsed cutaneous T-cell lymphoma, or CTCL, called the ALCANZA trial, one in front-line advanced classical Hodgkin lymphoma, called the ECHELON-1 trial, and one in front-line MTCL, including sALCL, called the ECHELON-2 trial. All patients on the AETHERA trial completed treatment during 2013, and the trial has been amended to enable a time point-driven progression-free survival analysis after patients have completed all required scans, which is anticipated to occur in the second half of 2014. The AETHERA trial is not being conducted under a Special Protocol Assessment, or SPA, agreement from the FDA and has not been designated as a confirmatory trial to convert either accelerated approval or conditional marketing authorization to regular approval; however, this trial will provide drug safety data analyses that fulfills one of our post-approval requirements with both the FDA and the European Medicines Agency, or EMA. We have entered into SPA agreements with the FDA for the ALCANZA, ECHELON-1 and ECHELON-2 clinical trials and we also received scientific advice from the EMA with respect to these trials. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a Biologics License Application, or BLA, submission to the FDA if the trial achieves its primary endpoints. The ECHELON-1 and ECHELON-2 trials fulfill post-approval commitment obligations for ADCETRIS regarding drug efficacy and positive results from either trial would form the basis for a submission to potentially convert the approval of ADCETRIS in the United States from conditional approval to full approval in the currently approved indications. The primary endpoint in the ECHELON-1 and ECHELON-2 trials is progression-free survival per independent review facility assessment in patients treated with ADCETRIS compared to that achieved with therapy in the control arm. Given encouraging PFS trends in our phase 1 data combining ADCETRIS with standard chemotherapy regimens and the slower-than-anticipated events in the AETHERA trial, we and Takeda are evaluating the potential that event rates may be slower than expected in both the ECHELON-1 and ECHELON-2 trials and plan to work with appropriate regulatory agencies on any proposed trial modifications. The primary endpoint in the ALCANZA trial is overall response rate, lasting at least four months, in patients treated with ADCETRIS compared to that achieved with therapy in the control arm.

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

Although we recognize revenue from ADCETRIS product sales in the United States and Canada, we have only been commercializing ADCETRIS since August 2011 and our future ADCETRIS product sales will be difficult to accurately predict from period to period. In this regard, our product sales could vary significantly from period to period and may be affected by a variety of factors, including the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, the level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS, and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers, particularly in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide. We believe that the level of our ongoing ADCETRIS sales in the United States is now largely subject to the incidence flow of patients eligible for treatment with ADCETRIS, which could vary significantly from period to period. Moreover, we believe that the incidence rate in ADCETRIS’ approved indications is relatively low. For these and other reasons, we expect that future ADCETRIS sales growth, if any, will be primarily dependent on future price increases and our ability to expand the labeled indications of use. Our efforts to expand ADCETRIS’ labeled indications of use will require additional time and investment in clinical trials to complete and we may not be successful. Our ability to successfully commercialize ADCETRIS and to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part I, Item 1A of this Quarterly Report on Form 10-Q. We also expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development, clinical and commercial milestones by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

For the three months ended March 31, 2014, total revenues increased to $68.3 million, compared to $57.3 million for the same period in 2013. This increase was primarily due to increased ADCETRIS net product sales and royalty revenues, which during the first quarter of 2014, included a one-time $5.0 million milestone payment triggered by Takeda exceeding $100 million in annual net sales of ADCETRIS in its territory. Net product sales of ADCETRIS were $38.7 million for the three months ended March 31, 2014 compared to $33.9 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, total costs and expenses increased to $84.6 million, compared to $73.7 million for the same period in 2013. This primarily reflects increases in clinical development efforts to explore additional potential applications of ADCETRIS, as well as investment in our ADC pipeline programs. As of March 31, 2014, we had $355.4 million in cash and short-term investments, and $231.0 million in total stockholders’ equity.

Results of operations

Three months ended March 31, 2014 and 2013

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were as follows:

	Three months ended March 31,
	2014	2013	% Change

Net product sales	$38,716	$33,920	14%

The increase in net product sales for the three months ended March 31, 2014 over the comparable period in 2013 primarily resulted from an increase in sales volume in the 2014 period and, to a lesser extent, from the effect of price increases instituted since the 2013 period. We believe the increase in sales volume was largely driven by our continued focus on patient identification and duration of therapy in the U.S. The sales volume increase is also attributable to increased unit sales in Canada during the period, which we believe were augmented by funding approval in most of the Canadian provinces.

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

Government-mandated rebates and chargebacks: We have entered into a Medicaid Drug Rebate Agreement with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to us by participating states. We estimate Medicaid rebates based on a third-party study of the payer mix for ADCETRIS, information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure, our patient assistance program and experience to date. We also have completed our Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of ADCETRIS. We have entered into a Pharmaceutical Pricing Agreement with the Secretary of Health and Human Services which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to us for the difference between wholesale acquisition cost and the applicable discounted price. As a result of our direct-ship distribution model, we can identify the entities purchasing ADCETRIS and this information enables us to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. We also review actual rebate and chargeback information to further refine these estimates.

Distribution fees, product returns and other deductions: Our distributors charge a fee for distribution services that they perform on our behalf which is determined based on sales volume to each distributor and the negotiated fee. We allow for the return of product that is within 30 days of its expiration date or that is damaged. We estimate product returns based on our experience to date. In addition, we consider our direct-ship distribution model, our belief that product is typically not held in the distribution channel, and the expected rapid use of the product by healthcare providers. We provide reimbursement and financial assistance to qualifying patients in the U.S. and its territories who meet various financial and treatment need criteria and are underinsured or cannot cover the cost of commercial coinsurance amounts through SeaGen Secure. Estimated contributions for commercial coinsurance under SeaGen Secure are deducted from gross sales. These contributions are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect our actual experience.

We record product sales net of estimated government-mandated rebates and chargebacks, distribution fees, product returns and other deductions. These are generally referred to as gross-to-net deductions. Gross-to-net deductions, net of related payments and credits, are summarized as follows (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2013	$4,525	$1,523	$6,048
Provision related to current period sales	6,352	959	7,311
Adjustment for prior period sales	(147)	(7)	(154)
Payments/credits for current period sales	(4,727)	(419)	(5,146)
Payments/credits for prior period sales	(894)	(462)	(1,356)

Balance as of March 31, 2014	$5,109	$1,594	$6,703

As more fully described above, our gross-to-net deductions include government-mandated rebates and chargebacks, distribution fees, product returns and commercial co-insurance assistance. Mandatory government discounts are the most significant component of our total gross to net deductions. The mandatory government discount percentage increased, on average, approximately 5.5% from the three months ended March 31, 2013 to the three months ended March 31, 2014. This is the primary factor that led to increased gross-to-net discounts in the 2014 period. These discounts increased as a result of two price increases we instituted since the 2013 period that exceeded the rate of inflation. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net discounts to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions, as a percentage of gross product sales, to be in the mid to upper teens for the remainder of the year.

Collaboration and license agreement revenues

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

If there are continuing performance obligations, we use a time-based proportional performance model to recognize revenue over our performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the pre-commercial deliverables under our collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. We believe that the development period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement, which range from two to fourteen years for our current agreements. When we have no further performance obligations or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Generally, all amounts received or due other than sales-based milestones and royalties are classified as collaboration and license agreement revenues as they are earned. Sales-based milestones and royalties are recognized as royalty revenue as they are reported to us.

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

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended March 31,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2014	2013	% Change
Takeda	$7,402	$10,342	(28%)
AbbVie	3,240	4,800	(33%)
Celldex	2,550	50	5,000%
Genentech	2,008	910	121%
Other	1,682	4,907	(66%)

Total	$16,882	$21,009	(20%)

Takeda

Revenues earned under our ADCETRIS and ADC collaborations with Takeda represented 44% and 49% of our collaboration and license agreement revenues during the three month periods ended March 31, 2014 and 2013, respectively. The decrease in revenues from Takeda from the comparable period in 2013 was driven by reduced reimbursements earned under the ADCETRIS collaboration. The lower reimbursements reflect a decrease in drug product supply activities as compared to the prior year period and an increase in clinical trial activity performed by Takeda.

The ADCETRIS collaboration includes the global development of ADCETRIS and the commercialization of ADCETRIS by Takeda in its territory. We are entitled to receive progress-dependent milestone payments based on Takeda’s achievement of certain events related to ADCETRIS development for which Takeda is responsible, and development funding equal to 50% of joint development costs. We are also entitled to tiered royalties at percentages starting in the mid-teens and escalating to the mid-twenties based on net sales of ADCETRIS within Takeda’s licensed territories and commercial milestones based on the achievement by Takeda of certain specified annual net ADCETRIS sales amounts in its territories. Takeda also bears a portion of third party royalty costs owed on sales of ADCETRIS in its territory. As of March 31, 2014, total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $194 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $127 million relates to the achievement of regulatory milestones and up to approximately $60 million relates to the achievement of commercial milestones. To date, $41 million in milestones have been achieved as a result of regulatory and commercial progress by Takeda.

We recognize as collaboration revenue the $60 million upfront collaboration payment, progress-dependent development and regulatory milestone payments, and net development cost reimbursement payments to us over the ten-year development period of the collaboration. Royalties and commercial sales-based milestones are classified as royalty revenues. We receive reimbursement funding from Takeda equal to one-half of the cost of joint development activities that are performed by us under the collaboration. We also receive reimbursement for the cost of drug product supplied to Takeda for its use at our cost, plus a markup. To the extent that Takeda performs development activities under the collaboration, our development cost reimbursement payments from Takeda are reduced by an amount equal to half of the costs incurred by Takeda. We expect that development activities performed by Takeda will continue to increase, including with respect to the conduct of clinical trials of ADCETRIS, which will lead to a reduction in the level of net reimbursement funding that we receive from Takeda and, when their costs exceed our own, will lead to reimbursement payments by us to Takeda. We recognize sales-based milestones as a component of royalty revenue upon the achievement of the milestone, as reported to us, by Takeda.

Other ADC collaboration agreements

We have other active ADC collaborations with a number of companies to allow them to use our proprietary ADC technology. Under our ADC collaborations, which we enter into in the ordinary course of business, we typically receive or are entitled to receive upfront cash payments, progress-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. These amounts are recognized as revenue as they are achieved, or over the performance obligation period of the agreements during which we provide limited support to the collaborator, if any. As of March 31, 2014, our ADC collaborations had generated more than $250 million, primarily in the form of upfront payments. Total milestone payments provided for under our ADC collaborations as of March 31, 2014 could total up to approximately $4.5 billion if all potential product candidates achieved all of the milestone events under all of our current ADC collaborations. Of this amount, approximately $0.8 billion relates to the achievement of development milestones, approximately $1.8 billion relates to the achievement of regulatory milestones and approximately $1.9 billion relates to the achievement of commercial milestones.

Revenues from our agreement with AbbVie decreased during the three months ended March, 31, 2014 from the comparable period in 2013 as a result of the expansion of the agreement in December 2013 which included an extension of the development term.

Revenues from our agreement with Celldex increased during the three months ended March 31, 2014 from the comparable period in 2013 primarily as a result of a milestone payment due upon Celldex’s commencement of a phase 3 clinical trial.

Revenues from our agreement with Genentech increased during the three months ended March 31, 2014 from the comparable period in 2013 as a result of development milestones achieved by Genentech.

Revenues from our other ADC collaboration agreements decreased during the three months ended March 31, 2014 from the comparable period in 2013 as a result of the expiration of the performance obligation period for certain collaboration agreements in 2013, as well as a decrease in the milestones achieved by our other ADC collaborators in the three months ended March 31, 2014.

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

Our collaboration and license agreement revenues are impacted by the term and duration of our collaboration and co-development agreements and by progress-dependent milestones, annual maintenance fees and reimbursement of materials and support services as our collaborators advance their ADC product candidates through the development process. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved, our ability to enter into additional collaboration and co-development agreements, and the level of co-development funding received by us under the ADCETRIS collaboration with Takeda which is a component of collaboration revenue. We expect our collaboration and license agreement revenues to decrease in 2014 compared to 2013, primarily as a result of a decrease in development funding from Takeda as the level of development activities performed by Takeda under the collaboration expands, as well as lower expected revenue from our ADC collaborations. We have a significant balance of deferred revenue, representing prior payments from our collaborators that have not yet been recognized as revenue. This deferred revenue will be recognized as revenue in future periods using a time-based approach as we fulfill our performance obligations.

Royalty Revenues and Cost of Royalty Revenues

	Three months ended March 31,
	2014	2013	% Change
Royalty revenues	$12,673	$2,399	428%

Cost of royalty revenues	$2,464	$925	166%

Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties, which are based on a percentage of Takeda’s net sales at rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears a portion of third-party royalty costs owed on sales of ADCETRIS in its territory. This amount is included in our royalty revenues. In October 2012, Takeda began its commercial launch of ADCETRIS in the European Union upon receiving conditional marketing authorization from the European Commission for ADCETRIS in two indications. Takeda has since received regulatory approval in additional countries and, where applicable, Takeda also made ADCETRIS available under its international named patient program. Royalty revenues for the quarter ended March 31, 2014, included a $5.0 million milestone related to Takeda’s achievement of a sales-based target and certain other amounts resulting from our ADC collaboration activities. Cost of royalty revenues reflect amounts owed to our third-party licensors related to the sale of ADCETRIS in Takeda’s territory.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs and distribution and other costs. We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval of ADCETRIS by the FDA in August 2011. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we track the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval is not reasonably determinable. Most of the product produced prior to FDA approval became available for us to use commercially as well as for use in research and development. We expect that our cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed previously, is consumed. This cost benefit is expected to continue to a lesser extent for at least the next twelve months, but is expected to decline based on when the components of the specific drug lots sold were produced and when they are consumed. The time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ADCETRIS sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. We expect, as this reduced-cost inventory is used, the percentage of total cost of sales for sales of ADCETRIS will increase into the low-to-mid teens. Cost of sales increased during the three month period ended March 31, 2014 from the comparable period in 2013 primarily due to a higher average cost of product sold and increased sales volume during the three months ended March 31, 2014.

Research and development

Our research and development expenses are summarized as follows:

	Three months ended March 31,
Research and development ($ in thousands)	2014	2013	% Change
Research	$6,593	$5,087	30%
Development and contract manufacturing	19,592	19,505	0%
Clinical	28,311	23,143	22%

Total research and development expenses	$54,496	$47,735	14%

Research expenses include, among other things, personnel, occupancy and laboratory expenses and technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies and the development of novel classes of stable linkers and cell-killing agents for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies. The increase in research expenses during the three month period ended March 31, 2014 as compared to the same period in 2013 reflects increased discovery activities in support of growing our pipeline of product candidates, as well as higher compensation costs driven primarily by increased staffing levels.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product used in research and our clinical trials and for drug product supplied to our collaborators. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. These expenses were relatively consistent during the three month periods ended March 31, 2014 and 2013.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including clinical site expenses, clinical research organization charges, contractors and regulatory activities associated with conducting human clinical trials, including IND-enabling pharmacology and toxicology studies. The increase during the three month period ended March 31, 2014 as compared to the prior year period reflects increased clinical trial activity related to ADCETRIS and our product candidates, as well as higher compensation costs driven primarily by increased staffing levels.

We utilize our employee and infrastructure resources across multiple development projects as well as our discovery and research programs directed towards identifying monoclonal antibodies and new classes of stable linkers and cell-killing agents for our ADC program. We track human resource efforts expended on many of our programs for purposes of billing our collaborators for time incurred at agreed upon rates and for resource planning. We do not account for actual costs on a project-by-project basis as it relates to our infrastructure, facility, employee and other indirect costs. We do, however, separately track significant third-party costs including clinical trial costs, manufacturing costs and other contracted service costs on a project-by-project basis.

The following table shows expenses incurred for research, contract manufacturing of our product candidates and clinical and regulatory services provided by third parties as well as milestone payments for in-licensed technology for ADCETRIS and each of our clinical-stage product candidates. The table also presents other third-party costs and overhead consisting of personnel, facilities and other indirect costs not directly charged to these development programs.

	Three months ended March 31,		Five years ended March 31, 2014
Development program ($ in thousands)	2014	2013
ADCETRIS (brentuximab vedotin)	$10,448	$16,208	$276,140
SGN-CD19A	2,476	485	23,472
SGN-CD33A	637	1,164	16,417
ASG-22ME	620	952	15,485
SGN-LIV1A	557	786	9,088
ASG-15ME	326	0	6,106

	15,064	19,595	346,708
Other costs and overhead	39,432	28,140	492,411

Total research and development	$54,496	$47,735	$839,119

Third-party costs for ADCETRIS decreased during the three month period ended March 31, 2014 from the comparable period in 2013, primarily due to a decrease in activities related to drug product supply to Takeda during the three month period ended March 31, 2014 as compared to the comparable period in 2013, partially offset by increased clinical trial costs.

Third party costs for SGN-19A increased during the three month period ended March 31, 2014 from the comparable period in 2013 due to increased clinical trial costs for the ongoing studies and additional drug supply activities.

The development costs for product candidates accelerate in preparation for an IND submission to the FDA and then decrease until the subsequent clinical trials commence. The decrease in costs for SGN-CD33A and SGN-LIV1A during the three month period ended March 31, 2014 from the comparable period in 2013 reflects preparation in 2013 for the related INDs, offset partially in 2014 by clinical trial costs now that the studies are underway.

Our ASG-15ME and ASG-22ME product candidates are being co-developed with Agensys. The costs for these programs include an opt in fee and our share of the related development costs subsequent to our opt in. The opt in fee for ASG-15ME was incurred during the second quarter of 2013 and the opt in fee for ASG-22ME was incurred during the second quarter of 2011. As we opted in to the ASG-15ME program in the second quarter of 2013, there were no development costs incurred by us during the three months ended March 31, 2013.

Other costs and overhead include third-party costs of our other programs which are primarily in the pre-clinical phase and costs associated with personnel and facilities. These costs increased during the three month period ended March 31, 2014 from the comparable period in 2013, driven primarily by increases in staffing levels in our development and clinical groups as well as increased costs related to additional laboratory facilities.

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

Selling, general and administrative

	Three months ended March 31,
Selling, general and administrative ($ in thousands)	2014	2013	% Change
Selling, general and administrative	$24,018	$21,886	10%

Selling, general and administrative expenses increased during the three month period ended March 31, 2014 from the comparable period in 2013 primarily due to higher compensation costs driven by increased staffing levels.

We anticipate that selling, general and administrative expenses will increase in 2014 compared to 2013 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations.

Investment and other income, net

	Three months ended March 31,
Investment and other income, net ($ in thousands)	2014	2013	% Change
Investment and other income, net	$70	$123	(43)%

Investment and other income, net reflects amounts earned on our short-term investments in U.S. Treasury securities.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	March 31, 2014	December 31, 2013
Cash, cash equivalents and investments	$355,358	$374,267
Working capital	330,321	338,058
Stockholders’ equity	230,994	230,185

	Three months ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$(23,242)	$(29,872)
Investing activities	(3,848)	(6,643)
Financing activities	7,786	16,786

Our combined cash, cash equivalents and investment securities decreased during the three months ended March 31, 2014 primarily reflecting our net loss for the period.

Net cash used in operating activities decreased during the three months ended March 31, 2014 from the comparable period in 2013. Although our net loss was relatively unchanged between the two periods, the 2014 period net loss included more non-cash expenses such as depreciation and share-based compensation.

Net cash used in investing activities decreased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 reflecting costs incurred in the 2013 period for tenant improvements and laboratory equipment for our newest facility.

Net cash provided by financing activities for both the three months ended March 31, 2014 and March 31, 2013 resulted from the proceeds of stock option exercises and our employee stock purchase plan.

We have financed the majority of our operations through the issuance of equity securities, by amounts received pursuant to product collaborations, our ADC collaborations and, more recently, through collections from commercial sales of ADCETRIS. To a lesser degree, we have also financed our operations through royalty revenues and interest earned on cash, cash equivalents and investment securities. These financing and revenue sources have historically allowed us to maintain adequate levels of cash and investments.

Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of March 31, 2014, we had $355.4 million held in cash reserves or investments scheduled to mature within the next twelve months.

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

Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

In March 2014, the Company entered into an operating lease for approximately 60,000 square feet of a facility to be used for general office purposes. The lease term commenced on April 1, 2014. The lease includes an abated rent period at the end of the lease. The approximate aggregate base rent due over the initial term of the lease is $7.5 million. The lease includes an early termination option, subject to payment of a termination fee. The lease expires in December 2024 with two extension options of five years each.

There have been no other material changes from the contractual commitments previously disclosed in that Annual Report on Form 10-K.

Recent Accounting Pronouncements

In July 2013, the FASB issued “ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” that provides for disclosure requirements related to unrecognized tax benefits in certain situations. We adopted this standard in the first quarter of 2014 and its adoption did not impact our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates during the three months ended March 31, 2014 has not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had holdings in U.S. Treasury securities totaling $310.5 million and $310.2 million as of March 31, 2014 and December 31, 2013, respectively.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.2 million in the fair value of our investments as of March 31, 2014. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.1 million over the next twelve months based on our investment balance at March 31, 2014.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the three months ended March 31, 2014, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro, British Pound, Canadian Dollar and Swiss Franc. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC.

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

•

ADCETRIS may receive adverse reimbursement and coverage policies from government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators or may be subject to pricing pressures enacted by industry organizations;

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

We believe that our ongoing ADCETRIS sales in the United States have transitioned to being subject to an incidence flow of patients in ADCETRIS’ approved indications. We also believe that the incidence rate of new patients in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. As a result, we currently expect that future ADCETRIS sales growth, if any, will depend primarily on our ability to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and MTCL, including sALCL, and in a range of CD30-positive hematologic malignancies, including relapsed cutaneous T-cell lymphoma, or CTCL. This will require additional time and investment in clinical trials and there can be no assurance that we and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications. We and Takeda have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies in a timely manner or at all. Even if we and Takeda receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Takeda may not be able to effectively commercialize ADCETRIS, including for the reasons set forth above. Our ability to grow ADCETRIS product sales in future periods is also dependent on price increases and we have periodically increased the price of ADCETRIS, most recently in January 2014. We cannot assure you that price increases we have taken or may take in the future have not already negatively affected, or will not in the future negatively affect, ADCETRIS sales volumes.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.*

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter and year to year. We have only been commercializing ADCETRIS since August 2011 and although we provide sales guidance for ADCETRIS from time to time, you should not rely on ADCETRIS sales results in any period as being indicative of future performance. Such guidance is based on assumptions that may be incorrect or that may change from quarter to quarter. Sales of ADCETRIS have in the past been below the expectations of securities analysts and investors and have been below prior period sales, and sales of ADCETRIS in the future may also be below prior period sales, our own guidance and/or the expectations of securities analysts and investors. To the extent that we do not meet our guidance or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

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

•

changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the government discount percentage resulting from price increases we have taken or may take in the future, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;

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

Clinical trials are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain.*

We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In addition, many of our future and ongoing ADCETRIS clinical trials are being or will be coordinated with Takeda, which may delay the commencement or affect the continuation or completion of these trials. We have experienced enrollment-related delays in certain of our current and previous clinical trials and will likely experience similar delays in our future trials, particularly as we attempt to enroll larger numbers of patients required for phase 3 studies of ADCETRIS that we are required to conduct, and are currently conducting, to satisfy the FDA’s post-approval requirements. We depend on medical institutions and clinical research organizations, or CROs, to conduct some of our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occur in later-stage clinical trials. For example, during 2011 we announced that, based on a phase 1 trial combining ADCETRIS with ABVD chemotherapy, ADCETRIS should not be combined with bleomycin, one of the drugs in ABVD chemotherapy, due to increased incidence of pulmonary toxicity in the combination arm of the trial. The FDA has since approved changes to the ADCETRIS label to add a contraindication warning relating to the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive clinical trial results could negatively affect our ability to market ADCETRIS or expand into other indications. For example, the AETHERA trial has been amended to allow for earlier data analysis, which is anticipated to occur in the second half of 2014. Earlier analysis of the AETHERA trial could potentially make demonstrating a statistically significant improvement in progression-free survival more difficult. Further, given the phase 1 data combining ADCETRIS with standard chemotherapy regimens and the slower-than-anticipated events in the AETHERA trial, we and Takeda are evaluating the potential that event rates may be slower than expected in both the ECHELON-1 and ECHELON-2 trials and plan to work with appropriate regulatory agencies on any proposed trial modifications. We cannot currently predict the impact of any such trial modifications, which modifications could adversely affect our ability to successfully complete these trials on a timely basis. Adverse medical events, including patient fatalities that may be attributable to ADCETRIS during a clinical trial, could cause a trial to be redone or terminated. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

If our competitors develop and market products that are more effective than ADCETRIS, our commercial opportunity will be reduced or eliminated.

Our commercial opportunity for ADCETRIS will be adversely affected if competitive products are developed and marketed that are more effective, have fewer side effects or are less expensive than ADCETRIS for its two approved indications or any other potential indication. Potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies, both of which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Academic institutions, government agencies, and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that competitors will succeed in developing technologies that are more effective than those used in ADCETRIS, or that would render our technology obsolete or noncompetitive.

The target patient population for ADCETRIS’ approved indications is small, which could adversely affect our ability to achieve profitability in the future.*

Our ongoing sales of ADCETRIS in its approved indications are primarily dependent on the incidence rate of new patients who have recently failed earlier lines of cancer therapy and become eligible for ADCETRIS within the current approved indications. The incidence rate of new patients in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. In addition, those patients may not otherwise be amenable to treatment with ADCETRIS, which would adversely affect our results of operations and our ability to achieve profitability.

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

If we or our collaborators are not able to obtain or maintain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates.*

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and MTCL and in other CD30-positive malignancies, including CTCL, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. For example, ODAC and the FDA have expressed concerns about whether the AETHERA trial could support label expansion; however, if the results are positive, we intend to submit to the FDA for potential label expansion of ADCETRIS. In this regard, the AETHERA trial is not being conducted under a special protocol assessment, or SPA, agreement with the FDA and, accordingly, we have not reached any agreement with the FDA regarding either the design or the clinical endpoints of the trial. Moreover, even though three of our phase 3 clinical trials of ADCETRIS that we are conducting with Takeda are being conducted under SPA agreements with the FDA, this is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that are being conducted under SPAs with the FDA will be sufficient to support FDA approval. Further, a SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols. In addition, a SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement and the data and results from the applicable clinical trial. Regulatory agencies also may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies or risk evaluation and mitigation strategies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in additional indications.

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

We have established and intend to continue to establish collaborations with third parties to develop and market ADCETRIS and some of our current and future product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada. We also have ADC collaborations with AbbVie, Bayer, Celldex, Daiichi Sankyo, GSK, Genentech, Pfizer, Progenics and Takeda, and ADC co-development agreements with Agensys, Genmab, and Oxford BioTherapeutics, or OBT.

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

Healthcare law and policy changes, based on recently enacted legislation, may have a material adverse effect on us. *

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry include increased Medicaid rebates, expanded Medicaid eligibility, extension of Public Health Service eligibility, annual reporting of financial relationships with physicians and teaching hospitals, and a new Patient-Centered Outcomes Research Institute. Many of these provisions will have the effect of reducing the revenue generated by our sales of ADCETRIS and any future commercial products we may have. In addition, we anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, which may harm our business. For example, increased discounts, rebates or chargebacks may be mandated by governmental or private insurers or pricing pressures enacted by industry organizations, any of which could significantly affect the revenue generated by sales of our products, including ADCETRIS. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, although ADCETRIS is approved in two indications in the European Union, Japan and several other countries, government austerity measures or further healthcare reform measures in other countries could adversely affect demand and pricing for ADCETRIS, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda.

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

We rely on license agreements for certain aspects of ADCETRIS and our ADC technology. Failure to maintain these license agreements or to secure any required new licenses could prevent us from continuing to develop and commercialize ADCETRIS and our product candidates. *

We have entered into agreements with third-party commercial and academic institutions to license technology for use in ADCETRIS and our ADC technology. Currently, we have license agreements with Bristol-Myers Squibb, the University of Miami and Spirogen, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize ADCETRIS or our product candidates. Further, we may have disputes with our licensors, which may impact our ability to develop and commercialize ADCETRIS or our product candidates or require us to enter into additional licenses. For example, on March 31, 2014, Arizona State University and related entities, or Arizona State, filed a patent infringement lawsuit against us concerning a U.S. patent that we licensed from Arizona State. An adverse result in this dispute, or current or potential future disputes with our licensors, may impact our ability to develop and commercialize ADCETRIS and our product candidates, or may require us to enter into additional licenses or to incur additional costs. In addition, continued development and commercialization of ADCETRIS and our product candidates will likely require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

We may incur substantial costs and lose important rights or may not be able to continue to commercialize ADCETRIS as a result of litigation or other proceedings relating to patent and other intellectual property rights, and we may be required to obtain patent and other intellectual property rights from others. *

We may face potential lawsuits by companies, academic institutions or others alleging infringement of their intellectual property. In this regard, on March 31, 2014, Arizona State filed a patent infringement lawsuit against us concerning a U.S. patent that we licensed from Arizona State. Because patent applications can take a few years to publish, there may be currently pending applications of which we are unaware that may later result in issued patents that adversely affect the continued commercialization of ADCETRIS. In addition, we are monitoring the progress of multiple pending patent applications of other organizations that, if granted, may require us to license or challenge their enforceability in order to continue commercializing ADCETRIS or to commercialize our product candidates.

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

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of relapsed Hodgkin lymphoma or specifically indicated for relapsed sALCL; however, Celgene’s Istodax and Spectrum Pharmaceuticals’ Folotyn are both approved for relapsed or refractory PTCL and we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib, Millennium’s alistertib, Pharmacyclics’ ibrutinib, Gilead’s idelalisib and several anti-PD-1 antibodies, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ two approved indications, including ASCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens, which represent competition for ADCETRIS.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Amgen, Bayer, Biogen IDEC, Bristol-Myers Squibb, Celgene, Eisai, Genentech, GSK, Gilead, ImmunoGen, Infinity, Merck, Novartis, Pfizer, Pharmacyclics, Sanofi-Aventis, Spectrum Pharmaceuticals, Takeda, Teva and Xencor are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including AstraZeneca, Bristol-Myers Squibb, ImmunoGen and Pfizer, have ADC technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than ADCETRIS or our product candidates or that would render our technology obsolete or noncompetitive. We anticipate that we will face increased competition in the future as new companies enter our market and scientific developments surrounding other cancer therapies continue to accelerate.

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

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value. *

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the first quarter of 2014, our closing stock price fluctuated between $38.57 and $55.14 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our existing stockholders have significant control of our management and affairs. *

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 68.1 percent of our voting power as of May 5, 2014. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6.	Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	10-Q	333-50266	3.2	08/12/2003

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

10.1*	Seattle Genetics, Inc. 2014 Senior Executive Annual Bonus Plan.	10-K	000-32405	10.41	2/28/2014

10.2*	Compensation Information for Executive Officers and Directors.	10-K	000-32405	10.42	2/28/2014

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/S/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: May 9, 2014

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	10-Q	333-50266	3.2	08/12/2003

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

10.1*	Seattle Genetics, Inc. 2014 Senior Executive Annual Bonus Plan.	10-K	000-32405	10.41	2/28/2014

10.2*	Compensation Information for Executive Officers and Directors.	10-K	000-32405	10.42	2/28/2014

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.