Form 10-Q
period 2014-06-30
SEATTLE GENETICS INC /WA
filed 2014-08-08
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, there were 123,447,871 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$38,831	$64,116
Short-term investments	310,378	310,151
Accounts receivable, net	34,905	29,508
Inventories	30,491	27,073
Prepaid expenses and other current assets	8,410	6,408

Total current assets	423,015	437,256
Property and equipment, net	41,256	40,787
Other non-current assets	5,344	5,855

Total assets	$469,615	$483,898

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$61,580	$59,348
Current portion of deferred revenue	42,261	39,850

Total current liabilities	103,841	99,198

Long-term liabilities
Deferred revenue, less current portion	134,956	149,191
Deferred rent and other long-term liabilities	4,988	5,324

Total long-term liabilities	139,944	154,515

Commitments and contingencies (note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 123,344 shares issued and outstanding at June 30, 2014 and 122,615 shares issued and outstanding at December 31, 2013	123	123
Additional paid-in capital	989,144	960,375
Accumulated other comprehensive income (loss)	756	(11)
Accumulated deficit	(764,193)	(730,302)

Total stockholders’ equity	225,830	230,185

Total liabilities and stockholders’ equity	$469,615	$483,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Net product sales	$44,782	$35,736	$83,498	$69,656
Collaboration and license agreement revenues	16,192	34,282	33,074	55,291
Royalty revenues	7,334	3,540	20,007	5,939

Total revenues	68,308	73,558	136,579	130,886

Costs and expenses
Cost of sales	4,088	3,311	7,752	6,480
Cost of royalty revenues	2,644	1,447	5,108	2,372
Research and development	53,694	52,273	108,190	100,008
Selling, general and administrative	25,525	23,536	49,543	45,422

Total costs and expenses	85,951	80,567	170,593	154,282

Loss from operations	(17,643)	(7,009)	(34,014)	(23,396)
Investment and other income, net	53	110	123	233

Net loss	$(17,590)	$(6,899)	$(33,891)	$(23,163)

Net loss per share—basic and diluted	$(0.14)	$(0.06)	$(0.28)	$(0.19)

Shares used in computation of net loss per share—basic and diluted	123,209	121,317	123,053	120,888

Comprehensive loss:
Net loss	$(17,590)	$(6,899)	$(33,891)	$(23,163)
Other comprehensive gain (loss)—unrealized gain (loss) on securities available for sale	747	(27)	767	(37)

Comprehensive loss	$(16,843)	$(6,926)	$(33,124)	$(23,200)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2014	2013
Operating activities
Net loss	$(33,891)	$(23,163)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	18,739	13,386
Depreciation and amortization	5,899	3,841
Amortization of premiums and accretion of discounts	524	1,233
Deferred rent and other long-term liabilities	(336)	(257)
Changes in operating assets and liabilities
Accounts receivable, net	(5,397)	(14,226)
Inventories	(3,418)	(914)
Prepaid expenses and other assets	(1,107)	(1,649)
Accounts payable and accrued liabilities	3,386	(6,553)
Deferred revenue	(11,824)	(8,988)

Net cash used in operating activities	(27,425)	(37,290)

Investing activities
Purchases of securities available for sale	(233,450)	(210,131)
Proceeds from maturities of securities available for sale	232,700	208,000
Purchases of property and equipment	(7,140)	(8,391)

Net cash used in investing activities	(7,890)	(10,522)

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	10,030	20,781

Net cash provided by financing activities	10,030	20,781

Net decrease in cash and cash equivalents	(25,285)	(27,031)
Cash and cash equivalents at beginning of period	64,116	54,663

Cash and cash equivalents at end of period	$38,831	$27,632

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Government-mandated rebates and chargebacks: The Company has entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to the Company by the various state programs. The Company estimates Medicaid rebates based on a third-party study of the payer mix for ADCETRIS, information on utilization by Medicaid-eligible patients who received assistance through SeaGen Secure®, the Company’s patient assistance program, and experience to date. The Company has also completed a Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of ADCETRIS. The Company has entered into a Pharmaceutical Pricing Agreement with the Secretary of Health and Human Services, which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to the

Company for the difference between wholesale acquisition cost and the applicable discounted price. As a result of the Company’s direct-ship distribution model, it can determine the entities purchasing ADCETRIS and this information enables the Company to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. The Company also reviews historical rebate and chargeback information to further refine these estimates.

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

If there are continuing performance obligations, the Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the pre-commercial deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company believes that the development period used in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement. These performance obligation periods have ranged from two to fourteen years. When no performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Generally, all amounts received or due other than sales-based milestones and royalties are classified as collaboration and license agreement revenues as they are earned. Sales-based milestones and royalties are recognized as royalty revenue as they are reported to the Company.

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

In the case of the Company’s ADCETRIS collaboration with Takeda Pharmaceutical Company Limited (“Takeda”), the Company may be involved in certain development activities; however, the achievement of milestone events under the agreement is primarily based on activities undertaken by Takeda.

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

Royalty revenues and cost of royalty revenues

Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties, which are based on a percentage of Takeda’s net sales at rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenue in the Company’s consolidated financial statements. Cost of royalty revenues reflects amounts owed to the Company’s third-party licensors related to Takeda’s sales of ADCETRIS. These amounts are recognized in the quarter in which Takeda reports its sales activity to the Company, which is the quarter following the related sales.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for the Company beginning January 1, 2017. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

2. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units and options to purchase common stock from the calculation of diluted net loss per share as such securities are anti-dilutive for all periods presented. The weighted-average number of restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 11,434,000 and 11,284,000 for the three months ended June 30, 2014 and 2013, and 11,543,000 and 11,762,000 for the six months ended June 30, 2014 and 2013, respectively.

3. Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2014
U.S. Treasury securities	$310,388	$4	$(14)	$310,378

Contractual Maturities
Due in one year or less	$310,388			$310,378

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2013
U.S. Treasury securities	$310,162	$7	$(18)	$310,151

Contractual Maturities
Due in one year or less	$310,162			$310,151

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
June 30, 2014
U.S. Treasury securities	$217,228	$(14)	$	NA	$	NA

December 31, 2013
U.S. Treasury securities	$188,599	$(18)	$	NA	$	NA

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. The Company did not hold any Level 2 or 3 investments as of June 30, 2014 or December 31, 2013 and did not transfer any investments between Levels 1, 2 and 3 during the six month period ended June 30, 2014.

The following table presents the Company’s financial assets by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of June 30, 2014

Short-term investments—U.S. Treasury securities	$310,378	$0	$0	$310,378

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2013
Short-term investments—U.S. Treasury securities	$310,151	$0	$0	$310,151

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$25,216	$25,386
Work in process	2,489	431
Finished goods	2,786	1,256

Total	$30,491	$27,073

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

We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the United States and its territories and in Canada, and Takeda has commercial rights in the rest of the world. ADCETRIS was granted conditional marketing authorization in the European Union in October 2012 for patients with relapsed Hodgkin lymphoma or relapsed sALCL. ADCETRIS is now approved in over 40 countries, including those described above, as well as in Japan, Australia, Switzerland, South Korea, Singapore and Mexico, and Takeda continues to pursue marketing authorizations in multiple other countries.

Our pipeline includes clinical-stage ADC programs consisting of SGN-CD19A, SGN-CD33A, SGN-LIV1A, ASG-22ME and ASG-15ME, and preclinical programs including SGN-CD70A, a novel ADC that targets CD70 that we plan to advance into phase 1 clinical development during the third quarter of 2014. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd. (formerly part of Abbott Laboratories), or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Pfizer, Inc., or Pfizer; PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; and Takeda; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys; Genmab A/S, or Genmab; and Oxford BioTherapeutics Ltd., or OBT.

The commercial potential of ADCETRIS and the ability to realize that potential by us and Takeda remains uncertain. Our future success in effectively commercializing ADCETRIS will continue to require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, our ability to demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages, and our ability to comply with applicable laws and regulations. Our future success could be unfavorably impacted by adverse events or competition. The U.S. Food and Drug Administration, or FDA, granted accelerated approval of ADCETRIS which means that we are, among other things, obligated to conduct specific post-approval clinical studies to confirm patient benefit as a condition of that approval. Similarly, Takeda is required to conduct post-approval confirmatory studies as a condition to the conditional marketing authorization of ADCETRIS by the European Commission and regulatory authorities in other countries.

We and Takeda are conducting four phase 3 clinical trials of ADCETRIS, one in Hodgkin lymphoma patients at high risk of relapse following autologous stem cell transplant, or ASCT, called the AETHERA trial, one in relapsed cutaneous T-cell lymphoma, or CTCL, called the ALCANZA trial, one in front-line advanced classical Hodgkin lymphoma, called the ECHELON-1 trial, and one in front-line MTCL, including sALCL, called the ECHELON-2 trial. All patients in the AETHERA trial completed treatment during 2013, and the trial has been amended to enable a time point-driven progression-free survival analysis after patients have completed all required scans, which is anticipated to occur by October 2014. The AETHERA trial is not being conducted under a Special Protocol Assessment, or SPA, agreement from the FDA and has not been designated as a confirmatory trial to convert either accelerated approval or conditional marketing authorization to regular approval; however, this trial will provide drug safety data analyses that fulfills one of our post-approval requirements with both the FDA and the European Medicines Agency, or EMA. We have entered into SPA agreements with the FDA for the ALCANZA, ECHELON-1 and ECHELON-2 clinical trials and we also received scientific advice from the EMA with respect to these trials. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a Biologics License Application, or BLA, submission to the FDA if the trial achieves its primary endpoints. The ECHELON-1 and ECHELON-2 trials fulfill post-approval commitment obligations for ADCETRIS regarding drug efficacy and positive results from either trial would form the basis for a submission to potentially convert the approval of ADCETRIS in the United States from conditional approval to full approval in the currently approved indications. The primary endpoint in the ECHELON-1 and ECHELON-2 trials is progression-free survival, or PFS, per independent review facility assessment in patients treated with ADCETRIS compared to that achieved with therapy in the control arm. Given encouraging PFS trends in our phase 1 data combining ADCETRIS with standard chemotherapy regimens and the slower-than-anticipated events in the AETHERA trial, we and Takeda are evaluating the potential that event rates may be slower than expected in both the ECHELON-1 and ECHELON-2 trials and plan to work with appropriate regulatory agencies on any proposed trial modifications. The primary endpoint in the ALCANZA trial is overall response rate, lasting at least four months, in patients treated with ADCETRIS compared to that achieved with therapy in the control arm.

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

Although we recognize revenue from ADCETRIS product sales in the United States and Canada, we have only been commercializing ADCETRIS since August 2011 and our future ADCETRIS product sales will be difficult to accurately predict from period to period. In this regard, our product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors, including the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, the overall level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS, and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers, particularly in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide. We believe that the level of our ongoing ADCETRIS sales in the United States is largely attributable to the incidence flow of patients eligible for treatment with ADCETRIS, which could vary significantly from period to period. Moreover, we believe that the incidence rate in ADCETRIS’ approved indications is relatively low. For these and other reasons, we expect that meaningful future ADCETRIS sales growth, if any, will depend primarily on our ability to expand the labeled indications of use and to a lesser extent, on potential future price increases. Our efforts to expand ADCETRIS’ labeled indications of use will continue to require additional time and investment in clinical trials to complete and we may not be successful. Our ability to successfully commercialize ADCETRIS and to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part I, Item 1A of this Quarterly Report on Form 10-Q. We also expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development, clinical and commercial milestones by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

For the six months ended June 30, 2014, total revenues increased to $136.6 million, compared to $130.9 million for the same period in 2013. This increase was primarily due to increased ADCETRIS net product sales and royalty revenues. Net product sales of

ADCETRIS were $83.5 million for the six months ended June 30, 2014 compared to $69.7 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, total costs and expenses increased to $170.6 million, compared to $154.3 million for the same period in 2013. This primarily reflects increases in clinical development efforts to explore additional potential applications of ADCETRIS, as well as investment in our ADC pipeline programs. As of June 30, 2014, we had $349.2 million in cash and short-term investments, and $225.8 million in total stockholders’ equity.

Results of operations

Three and six months ended June 30, 2014 and 2013

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were as follows:

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change

Net product sales	$44,782	$35,736	25%	$83,498	$69,656	20%

The increase in net product sales for the three and six months ended June 30, 2014 over the comparable periods in 2013 primarily resulted from an increase in sales volume in the 2014 periods and, to a lesser extent, from the effect of price increases instituted since the 2013 periods. The increases in sales volume in the 2014 periods were primarily driven by increased use of ADCETRIS across multiple lines of therapy for the treatment of Hodgkin lymphoma and sALCL and for treatment of other CD30-positive malignancies. The current approved label indications are (1) the treatment of patients with Hodgkin lymphoma after ASCT, or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) the treatment of patients with sALCL, after failure of at least one prior multi-agent chemotherapy regimen. Variation in customer order timing between periods and increased unit sales in Canada during the 2014 periods also contributed to the increase in sales volume. Unit sales in Canada were augmented by the commencement of provincial reimbursement in most of the key provinces during the first and second quarters of 2014.

We record product sales net of estimated government-mandated rebates and chargebacks, distribution fees, product returns and other deductions. These are generally referred to as gross-to-net deductions. Gross-to-net deductions, net of related payments and credits, are summarized as follows (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2013	$4,525	$1,523	$6,048
Provision related to current period sales	13,733	2,048	15,781
Adjustment for prior period sales	(446)	(7)	(453)
Payments/credits for current period sales	(11,445)	(1,478)	(12,923)
Payments/credits for prior period sales	(1,439)	(459)	(1,898)

Balance as of June 30, 2014	$4,928	$1,627	$6,555

Our gross-to-net deductions include government-mandated rebates and chargebacks, distribution fees, product returns and commercial co-insurance assistance. Mandatory government discounts are the most significant component of our total gross-to-net deductions. The mandatory government discount percentage increased, on average, approximately 5.9% from the three months ended June 30, 2013 to the three months ended June 30, 2014 and by approximately 5.7% from the six months ended June 30, 2013 to the six months ended June 30, 2014. This is the primary factor that led to increased gross-to-net deductions in 2014. These discount percentages increased as a result of two price increases we instituted in July 2013 and January 2014 that exceeded the rate of inflation. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions, as a percentage of gross product sales, to be in the mid to upper teens for the remainder of 2014.

Collaboration and license agreement revenues

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended June 30,			Six months ended June 30,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2014	2013	% Change	2014	2013	% Change
Takeda	$9,409	$8,624	9%	$16,811	$18,966	(11%)
AbbVie	4,397	3,124	41%	7,637	7,924	(4%)
Genentech	1,908	3,452	(45%)	3,916	4,362	(10%)
Bayer	0	12,000	(100%)	1,500	12,000	(88%)
Agensys	0	5,645	(100%)	0	6,382	(100%)
Other	478	1,437	(67%)	3,210	5,657	(43%)

Total	$16,192	$34,282	(53%)	$33,074	$55,291	(40%)

Takeda

Revenues earned under our ADCETRIS and ADC collaborations with Takeda represented 58% and 25% of our collaboration and license agreement revenues during the three month periods ended June 30, 2014 and 2013, respectively, and 51% and 34% during the six month periods ended June 30, 2014 and 2013, respectively. The increase in revenues from Takeda for the three month period ended June 30, 2014 from the comparable period in 2013 was driven by regulatory milestones achieved, offset partially by a reduction in the earned amount of development cost reimbursement funding under the ADCETRIS collaboration. The decrease in revenues from Takeda for the six month period ended June 30, 2014 from the comparable period in 2013 was driven by reduced reimbursements earned under the ADCETRIS collaboration, offset partially by the earned amount of regulatory milestones achieved. The lower reimbursements in both the three and six month periods ended June 30, 2014 reflect a decrease in drug product supply activities as compared to the prior year periods and an increase in clinical trial activity performed by Takeda.

The ADCETRIS collaboration includes the global development of ADCETRIS and the commercialization of ADCETRIS by Takeda in its territory. We are entitled to receive progress-dependent milestone payments based on Takeda’s achievement of certain events related to ADCETRIS development, and development funding equal to 50% of joint development costs. Takeda also bears a portion of third-party royalty costs owed on sales of ADCETRIS in its territory. As of June 30, 2014, total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $185 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $118 million relates to the achievement of regulatory milestones and up to approximately $60 million relates to the achievement of commercial milestones. To date, $50 million in milestones have been achieved as a result of regulatory and commercial progress by Takeda.

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

Other ADC collaboration agreements

We have other active ADC collaborations with a number of companies to allow them to use our proprietary ADC technology. Under our ADC collaborations, which we enter into in the ordinary course of business, we typically receive or are entitled to receive upfront cash payments, progress-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. These amounts are recognized as revenue as they are achieved, or over the performance obligation period of the agreements during which we provide limited support to the collaborator, if any. As of June 30, 2014, our ADC collaborations had generated more than $275 million, primarily in the form of upfront payments. Total milestone payments provided for under our ADC collaborations as of June 30, 2014 could total up to approximately $4.5 billion if all potential product candidates achieved all of the milestone events under all of our current ADC collaborations. Of this amount, approximately $0.8 billion relates to the achievement of development milestones, approximately $1.8 billion relates to the achievement of regulatory milestones and approximately $1.9 billion relates to the achievement of commercial milestones.

Revenues from our agreements with AbbVie increased during the three month period ended June 30, 2014 from the comparable period in 2013 as a result of a milestone payment received due to AbbVie’s commencement of a phase 1 clinical trial during the three months ended June 30, 2014. Revenues were relatively consistent for the six month periods ended June 30, 2014 and 2013.

Revenues from our agreement with Genentech decreased during the three and six month periods ended June 30, 2014 from the comparable periods in 2013 as a result of payments made by Genentech for exclusive licenses to certain product candidates and to extend the research term of the collaboration in April 2013.

Revenues from our agreement with Bayer decreased during the three and six month periods ended June 30, 2014 from the comparable periods in 2013. Bayer revenues during the three and six month periods ended June 30, 2013 reflect the earned portion of an upfront payment received from Bayer under the collaboration which began in June 2013.

Revenues from our agreement with Agensys decreased during both the three and six month periods ended June 30, 2014 from the comparable periods in 2013. Agensys completed the research term of the agreement earlier than expected, during the second quarter of 2013, which accelerated revenue recognition. Also, at that time, we earned an exclusive license fee for an ADC product candidate.

Revenues from our other ADC collaboration agreements decreased during the three and six month periods ended June 30, 2014 from the comparable periods in 2013. This primarily resulted from a modification to our collaboration agreement with GSK that extended the performance obligation period and therefore increased the time period over which we recognize the related revenues.

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

Our collaboration and license agreement revenues are impacted by the term and duration of our collaboration and co-development agreements and by progress-dependent milestones, annual maintenance fees and reimbursement of materials and support services as our collaborators advance their ADC product candidates through the development process. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved, our ability to enter into additional collaboration and co-development agreements, and the level of co-development funding received by us under the ADCETRIS collaboration with Takeda which is a component of collaboration revenue. We expect our collaboration and license agreement revenues to decrease in 2014 compared to 2013, primarily as a result of a decrease in development funding from Takeda as the level of development activities performed by Takeda under the collaboration expands, as well as lower expected revenue from our ADC collaborations. We have a significant balance of deferred revenue, representing prior payments from our collaborators that have not yet been recognized as revenue. This deferred revenue will be recognized as revenue in future periods using a time-based approach as the period during which we fulfill our performance obligations expires.

Royalty Revenues and Cost of Royalty Revenues

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Royalty revenues	$7,334	$3,540	107%	$20,007	$5,939	237%

Cost of royalty revenues	$2,644	$1,447	83%	$5,108	$2,372	115%

Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties, which are based on a percentage of Takeda’s net sales at rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears a portion of third-party royalty costs owed on sales of ADCETRIS in its territory. This amount is included in our royalty revenues. In October 2012, Takeda began its commercial launch of ADCETRIS in the European Union upon receiving conditional marketing authorization from the European Commission for ADCETRIS in two indications. Takeda has since received regulatory approval in additional countries and, where applicable, Takeda also made ADCETRIS available under its international named patient program. Increases in royalty revenues for the three and six month periods ended June 30, 2014 from the comparable periods in 2013 reflect increased sales in Takeda’s territory. Royalties in the first quarter of 2014 included a $5 million sales milestone triggered by Takeda surpassing $100 million in ADCETRIS net sales during 2013. Exceeding $100 million in annual sales also resulted in an increase in the royalty rate we received from Takeda from the mid-teens to the high-teens for the remainder of 2013. We report royalty revenues one quarter in arrears, and the royalty rate resets annually. Cost of royalty revenues reflect amounts owed to our third-party licensors related to the sale of ADCETRIS in Takeda’s territory.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs and distribution and other costs. We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval of ADCETRIS by the FDA. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we track the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval is not reasonably determinable. Most of the product produced prior to FDA approval became available for us to use commercially as well as for use in research and development. We expect that our cost of sales as a percentage of sales will increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed previously, is consumed. This cost benefit is expected to continue to a lesser extent for at least the next twelve months, but is expected to decline based on when the components of the specific drug lots sold were produced and when they are consumed. The time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ADCETRIS sales, the ultimate use of this inventory in commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. We expect, as this reduced-cost inventory is used, the percentage of total cost of sales for sales of ADCETRIS will increase into the low-to-mid teens. Cost of sales increased during the three and six month periods ended June 30, 2014 from the comparable periods in 2013 primarily due to an increase in sales volume and a higher average cost of product sold.

Research and development

Our research and development expenses are summarized as follows:

	Three months ended June 30,				Six months ended June 30,
Research and development ($ in thousands)	2014	2013	% Change		2014	2013	% Change
Research	$6,162	$10,458	(41%	)	$12,756	$15,544	(18%	)
Development and contract manufacturing	19,168	17,749	8%		38,759	37,255	4%
Clinical	28,364	24,066	18%		56,675	47,209	20%

Total research and development expenses	$53,694	$52,273	3%		$108,190	$100,008	8%

Research expenses include, among other things, personnel, occupancy and laboratory expenses and technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies and the development of novel classes of stable linkers and cell-killing agents for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies. The decrease in research expenses during the three and six month periods ended June 30, 2014 as compared to the same periods in 2013 reflects the opt-in fee to Agensys to co-develop ASG-15ME paid in 2013, partially offset by increased discovery activities in support of our growing pipeline of product candidates.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product used in research and our clinical trials and for drug product supplied to our collaborators. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. These expenses increased during the three and six month periods ended June 30, 2014 as compared to the prior year periods due to increased activities in support of growing our pipeline of product candidates, partially offset by a decrease in activities related to product supplied to Takeda.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including clinical site expenses, clinical research organization charges, contractors and regulatory activities associated with conducting human clinical trials, including investigational new drug, or IND, enabling pharmacology and toxicology studies. The increase during the three and six month periods ended June 30, 2014 as compared to the prior year periods reflects increased clinical trial activity related to ADCETRIS and our product candidates.

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

The following table shows expenses incurred for research, contract manufacturing of our product candidates and clinical and regulatory services provided by third parties as well as pre-commercial milestone payments for in-licensed technology for ADCETRIS and each of our clinical-stage product candidates. The table also presents other third-party costs and overhead consisting of personnel, facilities and other indirect costs not directly charged to these development programs.

	Three months ended June 30,		Six months ended June 30,		Five years ended June 30, 2014
Development program ($ in thousands)	2014	2013	2014	2013
ADCETRIS (brentuximab vedotin)	$12,741	$14,718	$23,189	$30,926	$286,568
SGN-CD19A	2,103	785	4,579	1,270	25,481
SGN-CD33A	1,552	343	2,189	1,507	17,969
ASG-22ME	625	517	1,245	1,469	16,110
SGN-LIV1A	545	879	1,102	1,665	9,633
ASG-15ME	383	4,955	709	4,955	6,489

	17,949	22,197	33,013	41,792	362,250
Other costs and overhead	35,745	30,076	75,177	58,216	501,851

Total research and development	$53,694	$52,273	$108,190	$100,008	$864,101

Third-party costs for ADCETRIS decreased during the three and six month periods ended June 30, 2014 from the comparable periods in 2013, primarily due to a decrease in activities related to drug product supplied to Takeda during the three and six month periods ended June 30, 2014 as compared to the comparable periods in 2013, partially offset by increased clinical trial costs.

Third-party costs for SGN-CD19A increased during the three and six month periods ended June 30, 2014 from the comparable periods in 2013 due to increased clinical trial costs for ongoing studies and additional drug supply activities.

Third-party costs for SGN-CD33A increased during the three and six month periods ended June 30, 2014 from the comparable periods in 2013 due to increased clinical trial costs for ongoing studies.

The development costs for product candidates generally accelerate in preparation for an IND submission to the FDA and then decrease until subsequent clinical trials commence. The decrease in costs for SGN-LIV1A during the three and six month periods ended June 30, 2014 from the comparable periods in 2013 reflects preparation in 2013 for the related IND, offset partially in 2014 by clinical trial costs now that studies are underway.

Our ASG-15ME and ASG-22ME product candidates are being co-developed with Agensys. The costs for these programs include an opt-in fee and our share of the related development costs subsequent to our opt-in. The decrease in costs for ASG-15ME for the three and six month periods ended June 30, 2014 is due to the opt-in fee for ASG-15ME incurred during the second quarter of 2013.

Other costs and overhead include third-party costs of our other programs which are primarily in the pre-clinical phase and costs associated with personnel and facilities. These costs increased during the three and six month periods ended June 30, 2014 from the comparable periods in 2013, primarily due to increases in our investment in our ADC pipeline programs.

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

Our strategy has included entering into collaborations with third parties. In these situations, the pre-clinical development or clinical trial process for a product candidate and the estimated completion date are largely under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

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

The risks and uncertainties associated with our research and development projects are discussed more fully in Item 1A—Risk Factors. As a result of the uncertainties discussed above, we are unable to determine, with any degree of certainty, the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of ADCETRIS in any additional indications or of any of our product candidates.

Selling, general and administrative

	Three months ended June 30,			Six months ended June 30,
Selling, general and administrative ($ in thousands)	2014	2013	% Change	2014	2013	% Change
Selling, general and administrative	$25,525	$23,536	8%	$49,543	$45,422	9%

Selling, general and administrative expenses increased during the three and six month periods ended June 30, 2014 from the comparable periods in 2013 primarily due to higher compensation costs driven by increased staffing levels.

We anticipate that selling, general and administrative expenses will increase in 2014 compared to 2013 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations.

Investment and other income, net

	Three months ended June 30,				Six months ended June 30,
Investment and other income, net ($ in thousands)	2014	2013	% Change		2014	2013	% Change
Investment and other income, net	$53	$110	(52%	)	$123	$233	(47%	)

Investment and other income, net reflects amounts earned on our short-term investments in U.S. Treasury securities.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	June 30, 2014	December 31, 2013
Cash, cash equivalents and investments	$349,209	$374,267
Working capital	319,174	338,058
Stockholders’ equity	225,830	230,185

	Six months ended June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$(27,425)	$(37,290)
Investing activities	(7,890)	(10,522)
Financing activities	10,030	20,781

Our combined cash, cash equivalents and investment securities decreased during the six months ended June 30, 2014 primarily reflecting our net loss for the period.

Net cash used in operating activities decreased during the six months ended June 30, 2014 from the comparable period in 2013, despite an increase in our net loss, as a result of more favorable changes in working capital and higher amounts of non-cash expenses in the 2014 period.

Net cash used in investing activities decreased during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 reflecting lower costs incurred in the 2014 period for tenant improvements and laboratory equipment purchases.

Net cash provided by financing activities for both the six months ended June 30, 2014 and June 30, 2013 resulted from the proceeds of stock option exercises and our employee stock purchase plan.

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

Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of June 30, 2014, we had $349.2 million held in cash reserves or investments scheduled to mature within the next twelve months.

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

We are required to conduct additional confirmatory and safety phase 3 post-approval studies of ADCETRIS as part of our regulatory approvals. These are large studies that are being conducted over a lengthy period of time and although we have commenced these studies, based on the expected length of these studies and the inherent uncertainty of clinical trial costs, we may be required to raise additional capital in order to complete the studies. In this regard, whether we have sufficient funding to complete these studies will be partially dependent upon cash received from sales of ADCETRIS, which may not be sufficient to complete these studies. Our inability to obtain funds sufficient to complete these studies and establish confirmatory evidence of efficacy for ADCETRIS would have material adverse consequences to us, including the loss of marketing approval for ADCETRIS. These required post-approval studies will also continue to significantly increase our clinical trial expenses, which could increase our losses and/or negatively impact our ability to achieve or maintain profitability.

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

Critical accounting policies

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies during the six months ended June 30, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through the application of a five-step model, which includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for us beginning January 1, 2017. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates during the three months ended June 30, 2014 has not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had holdings in U.S. Treasury securities totaling $310.4 million and $310.2 million as of June 30, 2014 and December 31, 2013, respectively.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.1 million in the fair value of our investments as of June 30, 2014. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.1 million over the next twelve months based on our investment balance at June 30, 2014.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the six months ended June 30, 2014, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the

Euro, British Pound, Canadian Dollar and Swiss Franc. Also, Takeda converts its sales of ADCETRIS from various currencies to U.S. Dollars for purposes of determining royalties owed to us. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our near-term prospects are substantially dependent on ADCETRIS. If we and/or Takeda are unable to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and to expand its labeled indications of use, our ability to generate significant revenue or achieve profitability will be adversely affected. *

ADCETRIS® (brentuximab vedotin) received accelerated approval in the United States in August 2011 and approval with conditions in Canada in February 2013 for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is our only product approved for marketing and our ability to generate revenue from product sales and achieve profitability is substantially dependent on our continued ability to effectively commercialize ADCETRIS for the treatment of patients in its two approved indications and our ability to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

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

•

there may be additional changes to the label for ADCETRIS, including ADCETRIS’ boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from required post-approval studies such as our ECHELON-1, ECHELON-2 or AETHERA clinical trials, or as the result of adverse events observed in these or other studies, including in investigator-sponsored studies;

•

we may not be able to establish or demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages over and side effects compared to existing and future therapeutics;

•	physicians may be reluctant to prescribe ADCETRIS until results from our required post-approval studies are available or other long term efficacy and safety data exists;

•	the estimated incidence rate of new patients in ADCETRIS’ approved indications may be lower than our projections;

•	there may be adverse results or events reported in any of the clinical trials that we and/or Takeda are conducting or may in the future conduct for ADCETRIS;

•	new competitive therapies may be approved for marketing by regulatory authorities in ADCETRIS’ labeled indications;

•	we may be unable to continue to effectively market, sell and distribute ADCETRIS;

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

We believe that the level of our ongoing ADCETRIS sales in the United States is largely attributable to the incidence flow of patients eligible for treatment with ADCETRIS. We also believe that the incidence rate of new patients in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. For these and other reasons, we expect that meaningful future ADCETRIS sales growth, if any, will depend primarily on our ability to expand ADCETRIS’ labeled indications of use and to a lesser extent, on potential future price increases. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and MTCL, including sALCL, and in a range of CD30-positive hematologic malignancies, including relapsed cutaneous T-cell lymphoma, or CTCL. This will continue to require additional time and investment in clinical trials and there can be no assurance that we and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications. We and Takeda have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies in a timely manner or at all. Even if we and Takeda receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Takeda may not be able to effectively commercialize ADCETRIS, including for the reasons set forth above. Our ability to grow ADCETRIS product sales in future periods is also dependent on price increases and we have periodically increased the price of ADCETRIS, most recently in July 2014. We cannot assure you that price increases we have taken or may take in the future have not already negatively affected, or will not in the future negatively affect, ADCETRIS sales volumes.

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

•	customer ordering patterns for ADCETRIS, which may vary significantly from period to period;

•	the overall level of demand for ADCETRIS and the duration of therapy for patients receiving ADCETRIS;

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

Adverse events may also negatively impact the sales of ADCETRIS. We may also be required to further update the ADCETRIS package insert based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, which could adversely affect ADCETRIS’ acceptance in the market, make competition easier or make it more difficult or expensive for us to distribute ADCETRIS. For example, we recently revised the prescribing information for ADCETRIS to add pancreatitis as a known adverse event and previously revised the prescribing information for ADCETRIS to include a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy, or PML, and death can occur in patients receiving ADCETRIS. In addition, we are currently in discussion with the FDA to update the prescribing information with respect to patients with impaired hepatic or renal function. Further, based on the identification of future adverse events, we may be required to further revise the prescribing information, including ADCETRIS’ boxed warning, which could negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market.

Even though we have obtained approval to market ADCETRIS in two indications, we are subject to ongoing regulatory obligations and review, including post-approval requirements that could result in the withdrawal of ADCETRIS from the market if such requirements are not met.

ADCETRIS was approved for treating patients in two indications under accelerated approval regulations in the U.S. and approval with conditions in Canada, which allow for approval of products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. Under these types of approvals, we are subject to certain post-approval requirements pursuant to which we are conducting additional confirmatory and safety phase 3 trials to verify and describe the clinical benefit of ADCETRIS in its two approved indications. Our failure to complete these required post-approval studies, or to confirm a clinical benefit during these post-approval studies, could result in the withdrawal of approval of ADCETRIS, which would seriously harm our business. In addition, we are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize ADCETRIS in the United States, Canada or potentially other jurisdictions. Similarly, the conditional marketing authorization of ADCETRIS for two indications by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. Takeda’s failure to provide this additional clinical data or to confirm the positive benefit-risk balance, could result in the European Commission withdrawing approval of ADCETRIS in the European Union, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda in the European Union and could adversely affect our results of operations.

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

Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our product candidates produced under cGMP and other requirements in foreign countries, and may require large numbers of test patients. We, the FDA or other foreign governmental agencies could delay, suspend, halt or modify our clinical trials of ADCETRIS or any of our product candidates, as well as any related special protocol assessment, or SPA, agreements, for numerous reasons, including:

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occur in later-stage clinical trials. For example, during 2011 we announced that, based on a phase 1 trial combining ADCETRIS with ABVD chemotherapy, ADCETRIS should not be combined with bleomycin, one of the drugs in ABVD chemotherapy, due to increased incidence of pulmonary toxicity in the combination arm of the trial. As a result, we added a contraindication warning relating to the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive clinical trial results could negatively affect our ability to market ADCETRIS or expand into other indications. For example, the AETHERA trial has been amended to allow for earlier data analysis, which is anticipated to occur in the second half of 2014. Earlier analysis of the AETHERA trial could potentially make demonstrating a statistically significant improvement in progression-free survival more difficult. Further, given the phase 1 data combining ADCETRIS with standard chemotherapy regimens and the slower-than-anticipated events in the AETHERA trial, we and Takeda are evaluating the potential that event rates may be slower than expected in both the ECHELON-1 and ECHELON-2 trials and have begun to engage with regulatory agencies in both the U.S. and Europe regarding proposed trial modifications. We cannot currently predict the scope or impact of any such trial modifications, if any. Depending on the modifications, if any, agreed upon with the appropriate regulatory agencies, our ability to successfully complete these trials on a timely basis could be adversely affected. Adverse medical events, including patient fatalities that may be attributable to ADCETRIS during a clinical trial, could cause a trial to be redone or terminated. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

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

If we or our collaborators are not able to obtain or maintain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates.*

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and MTCL and in other CD30-positive malignancies, including CTCL, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. For example, both the FDA and its Oncologic Drugs Advisory Committee, which provides the FDA with independent expert advice and recommendations, have expressed concerns about whether the AETHERA trial could support label expansion; however, if the results are positive, we intend to submit to the FDA for potential label expansion of ADCETRIS. In this regard, the AETHERA trial is not being conducted under a SPA agreement with the FDA and, accordingly, we have not reached any agreement with the FDA regarding either the design or the clinical endpoints of the trial. Moreover, even though three of our phase 3 clinical trials of ADCETRIS that we are conducting with Takeda are being conducted under SPA agreements with the FDA, this is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that are being conducted under SPAs with the FDA will be sufficient to support FDA approval. Further, a SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols. In addition, a SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement and the data and results from the applicable clinical trial. Regulatory agencies also may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies or risk evaluation and mitigation strategies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in additional indications.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols and/or related SPA agreements to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards, or IRBs, for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Due to these and other factors ADCETRIS could take a significantly longer time to gain regulatory approval in additional indications than we expect or may never gain regulatory approval, which could delay or eliminate any potential product revenue from sales of ADCETRIS in any additional indications, which could significantly delay or prevent us from achieving profitability.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry include increased Medicaid rebates, expanded Medicaid eligibility, extension of Public Health Service eligibility, annual reporting of financial relationships with physicians and teaching hospitals, and a new Patient-Centered Outcomes Research Institute. Many of these provisions will have the effect of reducing the revenue generated by our sales of ADCETRIS and any future commercial products we may have. In addition, we anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, which may harm our business. For example, increased discounts, rebates or chargebacks may be mandated by governmental or private insurers or pricing pressures enacted by industry organizations, any of which could significantly affect the revenue generated by sales of our products, including ADCETRIS. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, although ADCETRIS is approved in two indications in the European Union, Japan and other countries, government austerity measures or further healthcare reform measures in other countries could adversely affect demand and pricing for ADCETRIS, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda.

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

Our current product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, we have five clinical-stage ADC programs, which consist of SGN-CD19A, SGN-CD33A, SGN-LIV1A, ASG-22ME, and ASG-15ME. If a product candidate fails at any stage of development or we otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. In this regard, we previously determined to discontinue the development of SGN-75 and we will not receive any return on our investment in that product candidate. Moreover, we still have only limited data from our phase 1 trials of our product candidates. As a result, we may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates and it is possible that none of our current product candidates will ever become commercial products. In addition, we expect that much of our effort and many of our expenditures over the next few years will be devoted to the additional clinical development of and commercialization activities associated with ADCETRIS, which may restrict or delay our ability to develop our clinical and preclinical product candidates.

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

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.*

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of relapsed Hodgkin lymphoma or specifically indicated for relapsed sALCL; however, Celgene’s Istodax and Spectrum Pharmaceuticals’ Folotyn are both approved for relapsed or refractory PTCL. Compelling data have been presented involving several developing technologies, including antibody therapies that target PD-1 and CAR modified T cell therapies, that may compete with ADCETRIS in the future. For example, the FDA recently granted breakthrough therapy designation for Bristol-Myers Squibb’s investigational PD-1 antibody therapy to treat patients with Hodgkin lymphoma after failure of autologous stem cell transplant and ADCETRIS therapy. In addition, we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib, Millennium’s alistertib, Pharmacyclics’ ibrutinib, and Gilead’s idelalisib, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ two approved indications, including ASCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens, which represent competition for ADCETRIS.

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

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value. *

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the second quarter of 2014, our closing stock price fluctuated between $32.82 and $46.79 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union, Japan and other countries in which Takeda has received approval by relevant regulatory authorities;

•

announcements regarding the results of discovery efforts and preclinical and clinical activities by us, including the clinical results of any of our current product candidates, or those of our competitors;

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

Our existing stockholders have significant control of our management and affairs. *

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 68.0 percent of our voting power as of August 4, 2014. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6.	Exhibits

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	10-Q	333-50266	3.2	08/12/2003

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

10.1+	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan, effective as of May 16, 2014.	—	—	—	—

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/S/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: August 8, 2014

EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	10-Q	333-50266	3.2	08/12/2003

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

10.1+	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan, effective as of May 16, 2014.	—	—	—	—

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.