Form 10-Q
period 2014-09-30
SEATTLE GENETICS INC /WA
filed 2014-11-07
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 4, 2014, there were 123,891,580 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$50,168	$64,116
Short-term investments	289,393	310,151
Accounts receivable, net	43,817	29,508
Inventories	37,541	27,073
Prepaid expenses and other current assets	8,269	6,408

Total current assets	429,188	437,256
Property and equipment, net	43,958	40,787
Other non-current assets	5,102	5,855

Total assets	$478,248	$483,898

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$71,323	$59,348
Current portion of deferred revenue	47,806	39,850

Total current liabilities	119,129	99,198

Long-term liabilities
Deferred revenue, less current portion	129,238	149,191
Deferred rent and other long-term liabilities	4,695	5,324

Total long-term liabilities	133,933	154,515

Commitments and contingencies (note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 123,880 shares issued and outstanding at September 30, 2014 and 122,615 shares issued and outstanding at December 31, 2013	124	123
Additional paid-in capital	1,004,320	960,375
Accumulated other comprehensive income (loss)	501	(11)
Accumulated deficit	(779,759)	(730,302)

Total stockholders’ equity	225,186	230,185

Total liabilities and stockholders’ equity	$478,248	$483,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Net product sales	$48,209	$36,485	$131,707	$106,141
Collaboration and license agreement revenues	19,501	29,234	52,575	84,525
Royalty revenues	8,143	5,250	28,150	11,189

Total revenues	75,853	70,969	212,432	201,855

Costs and expenses
Cost of sales	4,725	3,528	12,477	10,008
Cost of royalty revenues	2,901	1,927	8,009	4,299
Research and development	58,510	67,847	166,700	167,855
Selling, general and administrative	25,342	21,451	74,885	66,873

Total costs and expenses	91,478	94,753	262,071	249,035

Loss from operations	(15,625)	(23,784)	(49,639)	(47,180)
Investment and other income, net	59	98	182	331

Net loss	$(15,566)	$(23,686)	$(49,457)	$(46,849)

Net loss per share—basic and diluted	$(0.13)	$(0.19)	$(0.40)	$(0.39)

Shares used in computation of net loss per share—basic and diluted	123,591	121,990	123,234	121,260

Comprehensive loss:
Net loss	$(15,566)	$(23,686)	$(49,457)	$(46,849)
Other comprehensive gain (loss)—unrealized gain (loss) on securities available for sale	(255)	47	512	10

Comprehensive loss	$(15,821)	$(23,639)	$(48,945)	$(46,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2014	2013
Operating activities
Net loss	$(49,457)	$(46,849)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	29,018	21,617
Depreciation and amortization	9,108	6,057
Amortization of premiums and accretion of discounts	665	1,530
Deferred rent and other long-term liabilities	(629)	(409)
Changes in operating assets and liabilities
Accounts receivable, net	(14,309)	4,235
Inventories	(10,468)	11,743
Prepaid expenses and other assets	(1,201)	(697)
Accounts payable and accrued liabilities	10,054	(2,683)
Deferred revenue	(11,997)	(2,096)

Net cash used in operating activities	(39,216)	(7,552)

Investing activities
Purchases of securities available for sale	(331,079)	(340,443)
Proceeds from maturities of securities available for sale	351,200	394,200
Purchases of property and equipment	(9,781)	(14,793)

Net cash provided by investing activities	10,340	38,964

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	14,928	33,454

Net cash provided by financing activities	14,928	33,454

Net increase (decrease) in cash and cash equivalents	(13,948)	64,866
Cash and cash equivalents at beginning of period	64,116	54,663

Cash and cash equivalents at end of period	$50,168	$119,529

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Royalty revenues and cost of royalty revenues

Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda. These royalties include sales royalties, which are based on a percentage of Takeda’s net sales at rates that range from the mid-teens to the mid-twenties based on sales volume and commercial sales-based milestones. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenue in the Company’s consolidated financial statements. Cost of royalty revenues reflects amounts owed to the Company’s third-party licensors related to Takeda’s sales of ADCETRIS. These amounts are recognized in the quarter in which Takeda reports its sales activity to the Company, which is the quarter following the related sales. Royalty revenues also include amounts earned in connection with our ADC collaborations.

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

2. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units and options to purchase common stock from the calculation of diluted net loss per share as such securities are anti-dilutive for all periods presented. The weighted-average number of restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 11,790,000 and 11,511,000 for the three months ended September 30, 2014 and 2013, respectively, and 11,622,000 and 11,678,000 for the nine months ended September 30, 2014 and 2013, respectively.

3. Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2014
U.S. Treasury securities	$289,376	$19	$(2)	$289,393

Contractual Maturities
Due in one year or less	$289,376			$289,393

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2013
U.S. Treasury securities	$310,162	$7	$(18)	$310,151

Contractual Maturities
Due in one year or less	$310,162			$310,151

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
September 30, 2014
U.S. Treasury securities	$66,018	$(2)	$	NA	$	NA

December 31, 2013
U.S. Treasury securities	$188,599	$(18)	$	NA	$	NA

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. The Company did not hold any Level 2 or 3 investments as of September 30, 2014 or December 31, 2013 and did not transfer any investments between Levels 1, 2 and 3 during the nine month period ended September 30, 2014.

The following table presents the Company’s financial assets by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of September 30, 2014

Cash equivalents—U.S. Treasury securities	$11,003	$0	$0	$11,003
Short-term investments—U.S. Treasury securities	289,393	0	0	289,393

	$300,396	$0	$0	$300,396

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2013
Short-term investments—U.S. Treasury securities	$310,151	$0	$0	$310,151

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$28,115	$25,386
Work in process	5,557	431
Finished goods	3,869	1,256

Total	$37,541	$27,073

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

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of targeted therapies for the treatment of cancer. Our marketed product ADCETRIS®, or brentuximab vedotin, is an antibody-drug conjugate, or ADC, comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a microtubule disrupting agent, monomethyl auristatin E (MMAE), utilizing our proprietary technology. ADCETRIS received accelerated approval in the United States in August 2011, conditional marketing authorization in the European Union in October 2012 and approval with conditions in Canada in February 2013 for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL. We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics retains commercial rights for ADCETRIS in the United States and its territories and in Canada, and Takeda has commercial rights in the rest of the world. ADCETRIS is now approved in more than 45 countries, including those described above, as well as Japan, Australia, Switzerland, South Korea, Singapore and Mexico, and Takeda continues to pursue marketing authorizations in multiple other countries. Beyond our current labeled indications, we and Takeda have a broad development strategy for ADCETRIS evaluating its potential application in earlier lines of therapy for patients with Hodgkin lymphoma or mature T-cell lymphoma, including sALCL, or MTCL, and in other CD30-positive malignancies.

On September 29, 2014, we and Takeda announced positive top line data from our AETHERA trial, a randomized, double-blind, placebo-controlled phase 3 clinical trial that evaluated ADCETRIS versus placebo, in 329 patients with Hodgkin lymphoma following autologous stem cell transplant, or ASCT. The AETHERA trial met its primary endpoint with ADCETRIS treatment resulting in a statistically significant improvement in progression-free survival, or PFS, versus placebo, as assessed by an independent central review committee (hazard ratio=0.57; p-value=0.001), which equates to a 75 percent improvement in PFS. PFS was assessed after a minimum of two years post initiation of treatment for all study patients. A pre-specified interim analysis of overall survival, a secondary endpoint in the trial, showed no statistically significant difference between the treatment arms. Patients on both study arms with progression of Hodgkin lymphoma received a variety of subsequent therapies. Notably, most patients on the placebo arm received ADCETRIS after progression. A further analysis of overall survival is planned in 2016. The safety profile of ADCETRIS in the AETHERA trial was generally consistent with the existing prescribing information. The AETHERA trial was not conducted under a Special Protocol Assessment, or SPA, agreement from the FDA and has not been designated as a confirmatory trial to convert either accelerated approval or conditional marketing authorization to regular approval; however, this trial will provide drug safety data analyses that fulfills one of our post-approval requirements with both the FDA and the European Medicines Agency, or EMA. An abstract has been accepted for an oral presentation of the full AETHERA data set at the American Society of Hematology, or ASH, annual meeting in December 2014. ADCETRIS is not currently approved in the AETHERA treatment setting. Based upon the positive PFS outcome of the AETHERA trial, we have requested a meeting with the FDA to discuss our plans to submit a supplemental Biologics License Application, or sBLA, for a new indication in the AETHERA treatment setting in the first half of 2015.

We and Takeda are conducting three additional phase 3 clinical trials of ADCETRIS, one in relapsed cutaneous T-cell lymphoma, or CTCL, called the ALCANZA trial, one in front-line advanced classical Hodgkin lymphoma, called the ECHELON-1 trial, and one in front-line MTCL, including sALCL, called the ECHELON-2 trial. We have entered into SPA agreements with the FDA for the ALCANZA, ECHELON-1 and ECHELON-2 trials and we also received scientific advice from the EMA with respect to these trials. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a Biologics License Application, or BLA, submission to the FDA if the trial achieves its primary endpoints. The ECHELON-1 and ECHELON-2 trials fulfill post-approval commitment obligations for ADCETRIS regarding drug efficacy and positive results from either trial would form the basis for a submission to potentially convert the approval of ADCETRIS in the United States from accelerated approval to full approval in the currently approved indications. The primary endpoint in the ECHELON-1 and ECHELON-2 trials is PFS per independent review facility assessment in patients treated with ADCETRIS compared to that achieved with therapy in the control arm. Given encouraging PFS trends in our phase 1 data combining ADCETRIS with standard chemotherapy regimens and the positive PFS outcome in the AETHERA trial, we and Takeda are evaluating the potential that event rates may be slower than expected in both the ECHELON-1 and ECHELON-2 trials and are in discussions with appropriate regulatory agencies on proposed trial modifications. The primary endpoint in the ALCANZA trial is overall response rate lasting at least four months in patients treated with ADCETRIS compared to that achieved with therapy in the control arm.

In addition to ADCETRIS, our pipeline includes six clinical-stage ADC programs consisting of SGN-CD19A, SGN-CD33A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME, and multiple preclinical programs including SEA-CD40, a novel non-fucosylated anti-CD40 antibody utilizing a proprietary immuno-oncology technology that we plan to advance into phase 1 clinical development in early 2015. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Daiichi Sankyo Co., Ltd., or Daiichi Sankyo; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Pfizer, Inc., or Pfizer; PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; and Takeda; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys; Genmab A/S, or Genmab; and Oxford BioTherapeutics Ltd., or OBT.

Our ongoing research, development and commercial activities will require substantial amounts of capital and may not ultimately be successful. Our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to pursue and obtain regulatory approval and develop into commercially viable products, if at all. Accordingly, over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization and continued development of ADCETRIS. We will also continue to invest in research, development and manufacturing of our product candidates. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS and the research, continued development and manufacturing of our product candidates may require us to raise substantial amounts of additional capital and our operating expenses will fluctuate as a result of such activities. In addition, we may incur significant milestone payment obligations as our product candidates progress through clinical trials towards potential commercialization.

Although we recognize revenue from ADCETRIS product sales in the United States and Canada, we have only been commercializing ADCETRIS since August 2011 and our future ADCETRIS product sales will be difficult to accurately predict from period to period. In this regard, our product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors, including the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, the overall level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS, and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers, particularly in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide. We believe that the level of our ongoing ADCETRIS sales in the United States is largely attributable to the incidence flow of patients eligible for treatment with ADCETRIS, which could vary significantly from period to period. Moreover, we believe that the incidence rate in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. For these and other reasons, we expect that meaningful future ADCETRIS sales growth, if any, will depend primarily on our ability to expand ADCETRIS’ labeled indications of use and to a lesser extent, on potential future price increases. Our efforts to expand ADCETRIS’ labeled indications of use will continue to require additional time and investment in clinical trials to complete and we may not be successful. Our ability to successfully commercialize ADCETRIS and to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part I, Item 1A of this Quarterly Report on Form 10-Q. We also expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development, clinical and commercial milestones by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

For the nine months ended September 30, 2014, total revenues increased to $212.4 million, compared to $201.9 million for the same period in 2013. This increase resulted from increased ADCETRIS net product sales and royalty revenues, partially offset by reduced collaboration and license agreement revenues. Net product sales of ADCETRIS were $131.7 million for the nine months ended September 30, 2014 compared to $106.1 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, total costs and expenses increased to $262.1 million, compared to $249.0 million for the same period in 2013. This primarily reflects increases in clinical development efforts to explore additional potential applications of ADCETRIS, as well as investment in our ADC pipeline programs, partially offset by decreased costs attributable to our ADCETRIS collaboration with Takeda. As of September 30, 2014, we had $339.6 million in cash and short-term investments, and $225.2 million in total stockholders’ equity.

Results of operations

Three and nine months ended September 30, 2014 and 2013

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change

Net product sales	$48,209	$36,485	32%	$131,707	$106,141	24%

The increase in net product sales for the three and nine months ended September 30, 2014 over the comparable periods in 2013 primarily resulted from an increase in sales volume in the 2014 periods and, to a lesser extent, from the effect of price increases instituted since the 2013 periods. The increases in sales volume in the 2014 periods were primarily driven by increased use of ADCETRIS across multiple lines of therapy for the treatment of Hodgkin lymphoma and sALCL and for treatment of other CD30-positive malignancies. The current approved label indications are (1) the treatment of patients with Hodgkin lymphoma after failure of ASCT, or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) the treatment of patients with sALCL, after failure of at least one prior multi-agent chemotherapy regimen. Variation in customer order timing between periods and increased unit sales in Canada during the 2014 periods also contributed to the increase in sales volume. Unit sales in Canada were augmented by the commencement of provincial reimbursement in most of the key provinces during the first half of 2014.

We record product sales net of estimated government-mandated rebates and chargebacks, distribution fees, product returns and other deductions. These are generally referred to as gross-to-net deductions. Gross-to-net deductions, net of related payments and credits, are summarized as follows (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2013	$4,525	$1,523	$6,048
Provision related to current period sales	22,868	3,225	26,093
Adjustment for prior period sales	(745)	(85)	(830)
Payments/credits for current period sales	(20,081)	(2,587)	(22,668)
Payments/credits for prior period sales	(1,700)	(459)	(2,159)

Balance as of September 30, 2014	$4,867	$1,617	$6,484

Our gross-to-net deductions include government-mandated rebates and chargebacks, distribution fees, product returns and commercial co-insurance assistance. Mandatory government discounts are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the three and nine months ended September 30, 2014 as a result of price increases we have instituted that exceeded the rate of inflation. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We also expect gross-to-net deductions, as a percentage of gross product sales, to be in the mid to upper teens for the remainder of 2014.

Collaboration and license agreement revenues

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2014	2013	% Change	2014	2013	% Change
Takeda	$9,007	$16,188	(44%)	$25,818	$35,154	(27%)
AbbVie	2,923	3,584	(18%)	10,560	11,508	(8%)
Genentech	1,382	1,096	26%	5,298	5,458	(3%)
Bayer	3,000	0	100%	4,500	12,000	(63%)
GSK	2,706	2,829	(4%)	2,923	5,758	(49%)
Pfizer	0	5,000	(100%)	0	5,009	(100%)
Other	483	537	(10%)	3,476	9,638	(64%)

Total	$19,501	$29,234	(33%)	$52,575	$84,525	(38%)

Takeda

Revenues earned under our ADCETRIS and ADC collaborations with Takeda represented 46% and 55% of our collaboration and license agreement revenues during the three month periods ended September 30, 2014 and 2013, respectively, and 49% and 42% during the nine month periods ended September 30, 2014 and 2013, respectively. The decreases in revenues from Takeda for the three and nine month periods ended September 30, 2014 from the comparable periods in 2013 were driven by reduced development cost reimbursements earned under the ADCETRIS collaboration, offset partially for the nine month period by the earned amount of regulatory milestones achieved during the first half of 2014. The lower development cost reimbursements in both the three and nine month periods ended September 30, 2014 reflect an increase in collaboration activities performed by Takeda in the 2014 periods.

The ADCETRIS collaboration provides for the global co-development of ADCETRIS by the companies and the commercialization of ADCETRIS by Takeda in its territory. We received a $60 million upfront payment and are entitled to receive progress-dependent milestone payments based on Takeda’s achievement of certain events related to ADCETRIS development. Additionally, the companies equally co-fund the cost of development activities conducted under the collaboration. We recognize as collaboration revenue the upfront payment, progress-dependent development and regulatory milestone payments, and net development cost reimbursement payments from Takeda over the ten-year development period of the collaboration. When the performance of development activities under the collaboration results in us making a reimbursement payment to Takeda, the effect is to reduce the amount of collaboration revenue that we record. We also receive reimbursement for the cost of drug product supplied to Takeda for its use and, in some cases, pay Takeda for drug product they supply to us. The earned portion of these payments is also reflected as a component of collaboration revenue. We expect that development activities performed by Takeda will continue to increase, particularly with respect to the conduct of clinical trials of ADCETRIS.

As of September 30, 2014, total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $185 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $118 million relates to the achievement of regulatory milestones and up to approximately $60 million relates to the achievement of commercial milestones. To date, $50 million in milestones have been achieved as a result of regulatory and commercial progress by Takeda. Royalties and commercial sales-based milestones earned under the collaboration are classified as royalty revenues. Takeda also bears a portion of third-party royalty costs owed on sales of ADCETRIS in its territory which are included in royalty revenues.

Other ADC collaboration agreements

We have other active ADC collaborations with a number of companies to allow them to use our proprietary ADC technology. Under our ADC collaborations, which we enter into in the ordinary course of business, we typically receive or are entitled to receive upfront cash payments, progress-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. These amounts are recognized as revenue as they are realized, or over the performance obligation period of the agreements during which we provide limited support to the collaborator, if any.

Revenues from our agreements with AbbVie decreased during the three and nine month periods ended September 30, 2014 from the comparable periods in 2013. The decrease for the three month period reflects a milestone achieved during the third quarter of 2013. The decrease during the nine month period is attributable to the completion of the performance obligation period of our first collaboration agreement with AbbVie in early 2013.

Revenues from our agreements with Genentech increased during the three month period ended September 30, 2014 from the comparable period in 2013 primarily as a result of increased reimbursements for product supply activities. Revenues were relatively consistent for the nine month periods ended September 30, 2014 and 2013.

Revenues from our agreement with Bayer during the three and nine month periods ended September 30, 2014 reflect exclusive licenses and developmental milestones earned. Bayer revenues during the nine month period ended September 30, 2013 reflect the earned portion of an upfront payment received from Bayer under the collaboration which began in June 2013.

Revenues from our agreement with GSK were relatively consistent for the three month periods ended September 30, 2014 and 2013. Revenues for the nine month period ended September 30, 2014 decreased from the comparable period in 2013 primarily resulting from a modification to our collaboration agreement with GSK in December 2013 that involved an upfront payment and an extension of the performance obligation period. As a result, the time period over which we recognize the related revenues was increased.

Pfizer revenues during the three and nine month periods ended September 30, 2013 primarily reflect a development milestone achieved in the three month period ended September 30, 2013.

Revenues from our other ADC collaboration agreements decreased during the three and nine month periods ended September 30, 2014 from the comparable periods in 2013. This primarily resulted from Agensys’ decision in the second quarter of 2013 not to extend the research term of their collaboration, which accelerated recognition of the remaining deferred revenue.

Our ADC collaborations have generated approximately $300 million, primarily in the form of upfront payments. Total milestone payments provided for under our ADC collaborations could total up to approximately $4.8 billion if all potential product candidates achieved all of the milestone events under all of our current ADC collaborations. Of this amount, approximately $0.8 billion relates to the achievement of development milestones, approximately $2.0 billion relates to the achievement of regulatory milestones and approximately $2.0 billion relates to the achievement of commercial milestones.

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

Royalty Revenues and Cost of Royalty Revenues

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Royalty revenues	$8,143	$5,250	55%	$28,150	$11,189	152%

Cost of royalty revenues	$2,901	$1,927	51%	$8,009	$4,299	86%

Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties, which are based on a percentage of Takeda’s net sales at rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears a portion of third-party royalty costs owed on sales of ADCETRIS in its territory. This amount is included in our royalty revenues. In October 2012, Takeda began its commercial launch of ADCETRIS in the European Union upon receiving conditional marketing authorization from the European Commission for ADCETRIS in two indications. Takeda has since received regulatory approval in additional countries and, where applicable, Takeda also made ADCETRIS available under its international named patient program. Increases in royalty revenues for the three and nine month periods ended September 30, 2014 from the comparable periods in 2013 reflect increased sales in Takeda’s territory. Royalties for the nine-month period ended September 30, 2014 also include a $5 million sales milestone triggered by Takeda. Cost of royalty revenues reflect amounts owed to our third-party licensors related to the sale of ADCETRIS in Takeda’s territory, which increase as our related royalty revenues increase.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs and distribution and other costs. We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval of ADCETRIS by the FDA. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we track the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval is not reasonably determinable. Most of the product produced prior to FDA approval became available for us to use commercially as well as for use in research and development. We expect that our cost of sales as a percentage of sales will continue to increase in future periods as product manufactured prior to FDA approval, and therefore fully expensed previously, is consumed. This cost benefit is expected to continue to a lesser extent over the next twelve months, but is expected to decline based on when the components of the specific drug lots sold were produced and when they are consumed. The time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ADCETRIS sales, the ultimate use of this inventory in commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. We expect, as this reduced-cost inventory is used, the percentage of total cost of sales for sales of ADCETRIS will increase into the low-to-mid teens. Cost of sales increased during the three and nine month periods ended September 30, 2014 from the comparable periods in 2013 primarily due to an increase in sales volume and a higher average cost of product sold.

Research and development

Our research and development expenses are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Research and development ($ in thousands)	2014	2013	% Change	2014	2013	% Change
Research	$7,439	$6,414	16%	$20,195	$21,958	(8%)
Development and contract manufacturing	21,419	35,581	(40%)	60,178	72,836	(17%)
Clinical	29,652	25,852	15%	86,327	73,061	18%

Total research and development expenses	$58,510	$67,847	(14%)	$166,700	$167,855	(1%)

Research expenses include, among other things, personnel, occupancy and laboratory expenses and technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies and the development of novel classes of stable linkers and cell-killing agents for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies. The increase in research expenses during the three month period ended September 30, 2014 as compared to the same period in 2013 reflects increases in compensation costs due to increased staffing levels. The decrease in research expenses during the nine month period ended September 30, 2014 as compared to the same period in 2013 reflects the opt-in fee to Agensys to co-develop ASG-15ME paid in 2013, partially offset by increased discovery activities in support of our growing pipeline of product candidates and increased compensation costs due to increased staffing levels.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product used in research and our clinical trials and for drug product supplied to our collaborators. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. These expenses decreased during the three and nine month periods ended September 30, 2014 as compared to the prior year periods due to activities undertaken in 2013 for product supplied to Takeda, partially offset by increases in activities to support our growing pipeline of product candidates.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including clinical site expenses, clinical research organization charges, contractors and regulatory activities associated with conducting human clinical trials, including investigational new drug, or IND, enabling pharmacology and toxicology studies. The increase in clinical expenses during the three and nine month periods ended September 30, 2014 as compared to the prior year periods reflects increased staffing and other costs to support clinical trial activity for ADCETRIS and our product candidates.

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

	Three months ended September 30,		Nine months ended September 30,		Five years ended September 30, 2014
Development program ($ in thousands)	2014	2013	2014	2013
ADCETRIS (brentuximab vedotin)	$14,560	$30,651	$37,749	$61,577	$264,405
SGN-CD19A	1,074	1,130	5,653	2,400	26,502
SGN-CD33A	2,759	1,085	4,948	2,592	20,728
SGN-CD70A	729	2,496	3,263	4,242	10,852
ASG-22ME	526	517	1,771	1,986	16,636
SGN-LIV1A	525	385	1,627	2,050	10,158
ASG-15ME	417	456	1,126	5,411	6,906

	20,590	36,720	56,137	80,258	356,187
Other costs and overhead	37,920	31,127	110,563	87,597	538,161

Total research and development	$58,510	$67,847	$166,700	$167,855	$894,348

Third-party costs for ADCETRIS decreased during the three and nine month periods ended September 30, 2014 from the comparable periods in 2013, primarily due to a decrease in activities related to drug product supplied to Takeda, partially offset by increased clinical trial costs.

Third-party costs for SGN-CD19A were relatively consistent for the three month periods ended September 30, 2014 and 2013. Third-party costs for SGN-CD19A increased during the nine month period ended September 30, 2014 from the comparable period in 2013 due to increased clinical trial costs for ongoing studies and additional drug supply activities.

Third-party costs for SGN-CD33A increased during the three and nine month periods ended September 30, 2014 from the comparable periods in 2013 due to increased clinical trial costs for ongoing studies and additional drug supply activities.

The development costs for product candidates generally accelerate in preparation for an IND submission to the FDA and then decrease until subsequent clinical trials commence. The decrease in costs for SGN-CD70A during the three and nine month periods ended September 30, 2014 from the comparable periods in 2013 reflects preparation in 2013 and the first half of 2014 for the related IND, which was filed in August of 2014. The decrease in costs for SGN-LIV1A during the nine month period ended September 30, 2014 from the comparable period in 2013 reflects preparation in 2013 for the related IND, offset partially in 2014 by the cost of clinical trials that are now underway.

Our ASG-15ME and ASG-22ME product candidates are being co-developed with Agensys. The costs for these programs include an opt-in fee and our share of the related development costs subsequent to our opt-in. The decrease in costs for ASG-15ME for the nine month period ended September 30, 2014 is due to the opt-in fee for ASG-15ME incurred during the second quarter of 2013, offset partially by the cost of clinical trials that are now underway.

Other costs and overhead include third-party costs of our other programs which are primarily in the pre-clinical phase and costs associated with personnel and facilities. These costs increased during the three and nine month periods ended September 30, 2014 from the comparable periods in 2013, primarily due to increases in staffing levels and investment in our earlier-stage ADC pipeline programs.

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

The risks and uncertainties associated with our research and development projects are discussed more fully in Item 1A—Risk Factors. As a result of the uncertainties discussed above, we are unable to determine, with any degree of certainty, the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of ADCETRIS in any additional approved indications or of any of our product candidates.

Selling, general and administrative

	Three months ended September 30,			Nine months ended September 30,
Selling, general and administrative ($ in thousands)	2014	2013	% Change	2014	2013	% Change
Selling, general and administrative	$25,342	$21,451	18%	$74,885	$66,873	12%

Selling, general and administrative expenses increased during the three and nine month periods ended September 30, 2014 from the comparable periods in 2013 primarily due to higher costs for the commercialization of ADCETRIS and compensation costs driven by increased staffing levels.

We anticipate that selling, general and administrative expenses will increase in 2014 compared to 2013 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations.

Investment and other income, net

	Three months ended September 30,			Nine months ended September 30,
Investment and other income, net ($ in thousands)	2014	2013	% Change	2014	2013	% Change

Investment and other income, net	$59	$98	(40%)	$182	$331	(45%)

Investment and other income, net reflects amounts earned on our short-term investments in U.S. Treasury securities.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	September 30, 2014	December 31, 2013
Cash, cash equivalents and investments	$339,561	$374,267
Working capital	310,059	338,058
Stockholders’ equity	225,186	230,185

	Nine months ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$(39,216)	$(7,552)
Investing activities	10,340	38,964
Financing activities	14,928	33,454

Our combined cash, cash equivalents and investment securities decreased during the nine months ended September 30, 2014 primarily reflecting our net loss, partially offset by cash generated from investing and financing activities.

Net cash used in operating activities increased during the nine months ended September 30, 2014 from the comparable period in 2013 as a result of increases in working capital, partially offset by an increase in non-cash expenses. Working capital increases included higher accounts receivable balances due to increased commercial sales of ADCETRIS, as well as higher inventory balances due to increased production. Increases in non-cash expenses reflect higher share-based compensation costs, as well as increases in depreciation expense resulting from a laboratory facilities expansion completed in 2013.

Net cash provided by investing activities decreased during the nine months ended September 30, 2014 from the comparable period in 2013 primarily reflecting lower proceeds from maturities of investments compared to the 2013 period.

Net cash provided by financing activities for both the nine months ended September 30, 2014 and September 30, 2013 resulted from the proceeds of stock option exercises and our employee stock purchase plan.

We have financed the majority of our operations through the issuance of equity securities, by amounts received pursuant to product collaborations, our ADC collaborations and through collections from commercial sales of ADCETRIS. To a lesser degree, we have also financed our operations through royalty revenues and interest earned on cash, cash equivalents and investment securities. These financing and revenue sources have historically allowed us to maintain adequate levels of cash and investments.

Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of September 30, 2014, we had $339.6 million held in cash reserves or investments scheduled to mature within the next twelve months.

At our currently planned spending rates we believe that our financial resources, together with product and royalty revenues from sales of ADCETRIS and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months. Changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses in connection with required post-approval studies and additional studies to potentially expand ADCETRIS’ labeled indications of use or to advance our other ADC pipeline programs. Further, in the event of a termination of the ADCETRIS collaboration agreement with Takeda, we would not receive development cost sharing payments or milestone payments or royalties for the development or sale of ADCETRIS in Takeda’s territory, and we would be required to fund all ADCETRIS development and commercial activities. Any of these factors could lead to a need for us to raise additional capital.

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

Critical accounting policies

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2014.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates during the three months ended September 30, 2014 has not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had holdings in U.S. Treasury securities totaling $300.4 million and $310.2 million as of September 30, 2014 and December 31, 2013, respectively.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.0 million in the fair value of our investments as of September 30, 2014. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.1 million over the next twelve months based on our investment balance at September 30, 2014.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the nine months ended September 30, 2014, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro, British Pound, Canadian Dollar and Swiss Franc. Also, Takeda converts its sales of ADCETRIS from various currencies to U.S. Dollars for purposes of determining royalties owed to us. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2009, we entered into an agreement with Takeda to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Takeda has commercial rights in the rest of the world. The success of this collaboration and the activities of Takeda will significantly impact the commercialization of ADCETRIS in countries other than the United States and in Canada. In October 2012, Takeda announced that it had received conditional marketing authorization for ADCETRIS from the European Commission for patients with relapsed Hodgkin lymphoma or relapsed sALCL, and has since obtained marketing approvals for ADCETRIS in many other countries. Conditional marketing authorization by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. Although Takeda received conditional marketing authorization from the European Commission and other countries, we cannot control the amount and timing of resources that Takeda dedicates to the commercialization of ADCETRIS, or to its marketing and distribution, and our ability to generate revenues from ADCETRIS product sales by Takeda depends on Takeda’s ability to achieve market acceptance of, and to otherwise effectively market, ADCETRIS for its approved indications in its territory.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occur in later-stage clinical trials. For example, during 2011 we announced that, based on a phase 1 trial combining ADCETRIS with ABVD chemotherapy, ADCETRIS should not be combined with bleomycin, one of the drugs in ABVD chemotherapy, due to increased incidence of pulmonary toxicity in the combination arm of the trial. As a result, we added a contraindication warning relating to the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive clinical trial results could negatively affect our ability to market ADCETRIS or expand into other indications. For example, although we reported positive top line data from our AETHERA trial, regulatory agencies, including the FDA, or their advisors, may disagree with our interpretations of data from the AETHERA trial and may not approve the expansion of ADCETRIS’ labeled indications of use based on the results of the AETHERA trial or any other of our clinical trials. Further, given the phase 1 data combining ADCETRIS with standard chemotherapy regimens and the positive PFS outcome in the AETHERA trial, we and Takeda are evaluating the potential that event rates may be slower than expected in both the ECHELON-1 and ECHELON-2 trials and are in discussions with regulatory agencies in both the U.S. and Europe regarding proposed trial modifications. We cannot currently predict the scope or impact of any such trial modifications, if any. Depending on the modifications, if any, agreed upon with the appropriate regulatory agencies, our ability to successfully complete these trials on a timely basis could be adversely affected. In this regard, earlier analysis or other trial modifications of either or both of the ECHELON-1 and ECHELON-2 trials could potentially make demonstrating a statistically significant improvement in PFS in these trials more difficult. Adverse medical events, including patient fatalities that may be attributable to ADCETRIS during a clinical trial, could cause a trial to be redone or terminated. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

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

If we or our collaborators are not able to obtain or maintain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates.*

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and MTCL and in other CD30-positive malignancies, including CTCL, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. For example, both the FDA and its Oncologic Drugs Advisory Committee, which provides the FDA with independent expert advice and recommendations, have expressed concerns about whether the AETHERA trial could support label expansion. The AETHERA trial was not conducted under a SPA agreement with the FDA and, accordingly, we have not reached any agreement with the FDA regarding either the design or the clinical endpoints of the trial. Based upon the positive PFS outcome of the AETHERA trial, we have requested to meet with the FDA to discuss our plans to submit a supplemental Biologics License Application, or a BLA, for a new indication in the AETHERA treatment setting in the first half of 2015. As a result of this meeting, we may determine to change the scope of the planned sBLA or change the timing of the planned sBLA submission to the FDA. In addition, even if the planned sBLA submission occurs, the FDA may disagree with our interpretations of the data from the AETHERA trial and/or may otherwise determine not to approve the planned sBLA in a timely manner or at all. Moreover, even though three of our phase 3 clinical trials of ADCETRIS that we are conducting with Takeda are being conducted under SPA agreements with the FDA, this is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that are being conducted under SPAs with the FDA will be sufficient to support FDA approval. Further, a SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols. In addition, a SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement and the data and results from the applicable clinical trial. Regulatory agencies also may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies or risk evaluation and mitigation strategies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in additional indications.

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

ADCETRIS and our SGN-CD19A, SGN-CD33A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME product candidates are all based on our ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our collaborations with AbbVie, Agensys, Bayer, Celldex, Daiichi Sankyo, Genentech, GSK, Takeda, Pfizer and Progenics, and our co-development agreements with Agensys, Genmab, and OBT. Although ADCETRIS has received marketing approval in the United States, Canada, the European Union, Japan and other countries, ADCETRIS is our first and only ADC product that has been approved for commercial sale in any jurisdiction. Any failures or setbacks in our ADC development program, including adverse effects resulting from the use of this technology in human clinical trials, could have a detrimental impact on the continued commercialization of ADCETRIS in its current or any potential future approved indications and on our internal product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

Our current product candidates are in relatively early stages of development, and it is possible that none of these product candidates will ever become commercial products.

Our current product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, we have six clinical-stage ADC programs, which consist of SGN-CD19A, SGN-CD33A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME. If a product candidate fails at any stage of development or we otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. In this regard, we previously determined to discontinue the development of SGN-75 and we will not receive any return on our investment in that product candidate. Moreover, we still have only limited data from our phase 1 trials of our product candidates. As a result, we may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates and it is possible that none of our current product candidates will ever become commercial products. In addition, we expect that much of our effort and many of our expenditures over the next few years will be devoted to the additional clinical development of and commercialization activities associated with ADCETRIS, which may restrict or delay our ability to develop our clinical and preclinical product candidates.

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

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value. *

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the third quarter of 2014, our closing stock price fluctuated between $33.75 and $44.14 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our existing stockholders have significant control of our management and affairs. *

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 63.5 percent of our voting power as of November 4, 2014. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Date: November 7, 2014

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