Form 10-Q
period 2015-03-31
SEATTLE GENETICS INC /WA
filed 2015-05-01
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 28, 2015, there were 124,886,861 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$62,571	$56,927
Short-term investments	233,442	256,486
Accounts receivable, net	49,587	39,248
Inventories	43,069	43,451
Prepaid expenses and other current assets	8,247	11,874

Total current assets	396,916	407,986
Property and equipment, net	44,922	46,129
Other non-current assets	4,635	4,850

Total assets	$446,473	$458,965

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$80,454	$77,681
Current portion of deferred revenue	47,698	48,212

Total current liabilities	128,152	125,893

Long-term liabilities
Deferred revenue, less current portion	104,636	117,648
Deferred rent and other long-term liabilities	4,396	4,590

Total long-term liabilities	109,032	122,238

Commitments and contingencies (note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 124,796 shares issued and outstanding at March 31, 2015 and 123,973 shares issued and outstanding at December 31, 2014	125	124
Additional paid-in capital	1,037,308	1,017,182
Accumulated other comprehensive income loss	(11)	(29)
Accumulated deficit	(828,133)	(806,443)

Total stockholders’ equity	209,289	210,834

Total liabilities and stockholders’ equity	$446,473	$458,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2015	2014
Revenues
Net product sales	$48,886	$38,716
Collaboration and license agreement revenues	22,221	16,882
Royalty revenues	11,050	12,673

Total revenues	82,157	68,271

Costs and expenses
Cost of sales	5,210	3,664
Cost of royalty revenues	3,174	2,464
Research and development	63,395	54,496
Selling, general and administrative	32,121	24,018

Total costs and expenses	103,900	84,642

Loss from operations	(21,743)	(16,371)
Investment and other income, net	53	70

Net loss	$(21,690)	$(16,301)

Net loss per share—basic and diluted	$(0.17)	$(0.13)

Shares used in computation of net loss per share—basic and diluted	124,312	122,896

Comprehensive loss:
Net loss	$(21,690)	$(16,301)
Other comprehensive gain—unrealized gain on securities available for sale	18	20

Comprehensive loss	$(21,672)	$(16,281)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
Operating activities
Net loss	$(21,690)	$(16,301)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	7,735	9,304
Depreciation and amortization	3,423	2,837
Amortization of premiums and accretion of discounts	308	332
Deferred rent and other long-term liabilities	(194)	(195)
Changes in operating assets and liabilities
Accounts receivable, net	(10,339)	(8,388)
Inventories	382	(1,971)
Prepaid expenses and other assets	3,652	(654)
Accounts payable and accrued liabilities	3,118	(521)
Deferred revenue	(13,526)	(7,685)

Net cash used in operating activities	(27,131)	(23,242)

Investing activities
Purchases of securities available for sale	(63,346)	(128,207)
Proceeds from maturities of securities available for sale	86,100	127,500
Purchases of property and equipment	(2,371)	(3,141)

Net cash provided by (used in) investing activities	20,383	(3,848)

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	12,392	7,786

Net cash provided by financing activities	12,392	7,786

Net increase (decrease) in cash and cash equivalents	5,644	(19,304)
Cash and cash equivalents at beginning of period	56,927	64,116

Cash and cash equivalents at end of period	$62,571	$44,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of presentation and summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiary, Seattle Genetics UK, Ltd. (collectively “Seattle Genetics” or the “Company”). All significant intercompany transactions and balances have been eliminated. The condensed consolidated balance sheet data as of December 31, 2014 were derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Management has determined that the Company operates in one segment: the development and sale of pharmaceutical products on its own behalf or in collaboration with others.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Net product sales

The Company sells ADCETRIS through a limited number of pharmaceutical distributors in the U.S. and Canada. Customers order ADCETRIS through these distributors and the Company typically ships product directly to the customer. The Company records product sales when title and risk of loss pass, which generally occurs upon delivery of the product to the customer. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions and actual amounts incurred are offset against applicable accruals. The Company reflects these accruals as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payer mix in target markets and experience to date. These estimates involve a substantial degree of judgment.

Government-mandated rebates and chargebacks: The Company has entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to the Company by the various state programs. The Company estimates Medicaid rebates based on a variety of factors, including its experience to date. The Company has also completed a Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of ADCETRIS. The Company has entered into a Pharmaceutical Pricing Agreement with the Secretary of Health and Human Services, which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to the Company for the difference between wholesale acquisition cost and the applicable discounted price. As a result of the Company’s direct-ship distribution model, it can determine the entities purchasing ADCETRIS and this information enables the Company to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. The Company also reviews historical rebate and chargeback information to further refine these estimates.

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

Development milestones in the Company’s collaborations may include the following types of events:

•	Designation of a product candidate or initiation of pre-clinical studies. The Company’s collaborators must undertake significant pre-clinical research and studies to make a determination of the suitability of a product candidate and the time from those studies or designation to initiation of a clinical trial may take several years.

•	Initiation of a phase 1 clinical trial. Generally, phase 1 clinical trials may take one to two years to complete.

•	Initiation of a phase 2 clinical trial. Generally, phase 2 clinical trials may take one to three years to complete.

•	Initiation of a phase 3 clinical trial. Generally, phase 3 clinical trials may take two to six years to complete.

Regulatory milestones in the Company’s collaborations may include the following types of events:

•	Filing of regulatory applications for marketing approval such as a Biologics License Application in the United States or a Marketing Authorization Application in Europe. Generally, it may take up to twelve months to prepare and submit regulatory filings.

•	Receiving marketing approval in a major market, such as in the United States, Europe, Japan or other significant countries. Generally it may take up to three years after a marketing application is submitted to obtain approval for marketing and pricing from the applicable regulatory agency.

Commercialization milestones in the Company’s collaborations may include the following types of events:

•	First commercial sale in a particular market, such as in the United States, Europe, Japan or other significant countries.

•	Product sales in excess of a pre-specified threshold. The amount of time to achieve this type of milestone depends on several factors, including, but not limited to, the dollar amount of the threshold, the pricing of the product, market penetration of the product and the rate at which customers begin using the product.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. Based on a recent announcement by the FASB, the Company believes that the standard will become effective for its fiscal year beginning January 1, 2018. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

2. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units and options to purchase common stock from the calculation of diluted net loss per share as such securities are anti-dilutive for all periods presented. The weighted-average number of restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 12,204,000 and 11,653,000 for the three months ended March 31, 2015 and 2014, respectively.

3. Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2015
U.S. Treasury securities	$233,453	$8	$(19)	$233,442

Contractual Maturities
Due in one year or less	$233,453			$233,442

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2014
U.S. Treasury securities	$256,515	$2	$(31)	$256,486

Contractual Maturities
Due in one year or less	$256,515			$256,486

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
March 31, 2015
U.S. Treasury securities	$180,047	$(19)	$	NA	$	NA

December 31, 2014
U.S. Treasury securities	$205,966	$(31)	$	NA	$	NA

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. The Company did not hold any Level 2 or 3 investments as of March 31, 2015 or December 31, 2014 and did not transfer any investments between Levels 1, 2 and 3 during the three month period ended March 31, 2015.

The following table presents the Company’s financial assets by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of March 31, 2015
Short-term investments—U.S. Treasury securities	$233,442	$0	$0	$233,442

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2014
Cash equivalents – U.S. Treasury securities	$5,003	$0	$0	$5,003
Short-term investments—U.S. Treasury securities	256,486	0	0	256,486

Total	$261,489	$0	$0	$261,489

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$35,330	$35,865
Work in process	4,020	3,920
Finished goods	3,719	3,666

Total	$43,069	$43,451

The Company capitalizes ADCETRIS inventory costs. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales. The Company does not capitalize manufacturing costs for any of its other product candidates.

6. Legal Matters

In the normal course of its business, the Company may become involved in various legal proceedings. For example, Arizona State University and related entities, or Arizona State, filed a patent infringement lawsuit against the Company concerning a U.S. patent owned by Arizona State. The Company believes that it has meritorious defenses to Arizona State’s claims and does not currently expect that any current legal proceedings will have a material adverse effect on the Company’s business. However, it is possible that this assessment could change in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of targeted therapies for the treatment of cancer. Our marketed product ADCETRIS®, or brentuximab vedotin, is an antibody-drug conjugate, or ADC, comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a microtubule disrupting agent, monomethyl auristatin E (MMAE), utilizing our proprietary technology. ADCETRIS received accelerated approval in the United States in August 2011, conditional marketing authorization in the European Union in October 2012 and approval with conditions in Canada in February 2013 for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL. We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics retains commercial rights for ADCETRIS in the United States and its territories and in Canada, and Takeda has commercial rights in the rest of the world. ADCETRIS is now approved in over 50 countries and Takeda continues to pursue marketing authorizations in multiple other countries. Beyond our current labeled indications, we and Takeda have a broad development strategy for ADCETRIS evaluating its potential application in earlier lines of therapy for patients with Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, including sALCL and in other CD30-positive malignancies.

On September 29, 2014, we and Takeda announced positive top line data from our AETHERA trial, a randomized, double-blind, placebo-controlled phase 3 clinical trial that evaluated ADCETRIS versus placebo in 329 patients with Hodgkin lymphoma at risk of relapse following autologous stem cell transplant, or ASCT. The AETHERA trial met its primary endpoint with ADCETRIS treatment resulting in a statistically significant improvement in progression-free survival, or PFS, versus placebo, as assessed by an independent central review committee (hazard ratio=0.57; p-value=0.001). At the December 2014 American Society of Hematology, or ASH, annual meeting, we announced the median PFS per independent review facility was 43 months for patients who received ADCETRIS versus 24 months for patients who received placebo. A pre-specified interim analysis of overall survival, a secondary endpoint in the trial, showed no statistically significant difference between the treatment arms. Patients on both study arms with progression of Hodgkin lymphoma may have received a variety of subsequent therapies. In the placebo arm, 72 of 85 patients (85 percent) receiving subsequent therapy were treated with single agent ADCETRIS. Notably, in the ADCETRIS arm, only eight of 51 patients (16 percent) receiving subsequent therapy were treated with ADCETRIS following relapse. A further analysis of overall survival is planned in 2016. The safety profile of ADCETRIS in the AETHERA trial was generally consistent with the existing prescribing information. The AETHERA trial provides drug safety data analyses that fulfills one of our post-approval requirements with both the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA. ADCETRIS is not currently approved in the AETHERA treatment setting. Based upon the positive PFS outcome of the AETHERA trial, we submitted a supplemental Biologics License Application, or sBLA, to the FDA to seek approval for a new indication in the AETHERA treatment setting and this sBLA was recently accepted for filing and designated for priority review by the FDA with a Prescription Drug User Fee Act, or PDUFA, target action date of August 18, 2015.

We and Takeda are conducting three additional phase 3 clinical trials of ADCETRIS, one in relapsed CD30-positive cutaneous T-cell lymphoma, or CTCL, called the ALCANZA trial, one in frontline advanced classical Hodgkin lymphoma, called the ECHELON-1 trial, and one in frontline CD30-positive MTCL, called the ECHELON-2 trial. We have entered into Special Protocol Assessment, or SPA, agreements with the FDA for the ALCANZA, ECHELON-1 and ECHELON-2 trials and we also received scientific advice from the EMA with respect to these trials. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a Biologics License Application, or BLA, submission to the FDA if the trial achieves its primary endpoints. The ECHELON-1 and ECHELON-2 trials would fulfill post-approval commitment obligations for ADCETRIS regarding drug efficacy, and positive results from either trial would form the basis for a submission to potentially convert the approval of ADCETRIS in the United States from accelerated approval to regular approval in its currently approved indications. The primary endpoint in the ALCANZA trial is overall response rate lasting at least four months in patients treated with ADCETRIS compared to that achieved with therapy in the control arm. The primary endpoint in both of the ECHELON-1 and ECHELON-2 trials is PFS per independent review facility assessment in patients treated with ADCETRIS compared to that achieved with therapy in the control arm. Given PFS trends in our phase 1 data combining ADCETRIS with standard frontline chemotherapy regimens and the positive PFS outcome in the AETHERA trial, we and Takeda have evaluated the potential that event rates may be slower than expected in both the ECHELON-1 and ECHELON-2 trials and have discussed with appropriate regulatory agencies proposed trial modifications. In April 2015, the FDA approved proposed amendments to the SPA agreements for both trials to increase target enrollment from 1,040 to 1,240 patients in ECHELON-1 and from 300 to 450 patients in ECHELON-2. This increase in our target enrollment for these clinical trials will also extend the patient treatment phase of the trials. With these increases in target enrollment, we expect to complete enrollment in ECHELON-1 later in 2015 and to complete enrollment in ECHELON-2 in 2016. No other changes were made to the SPA agreement for either trial and our projected timeline for reporting data from both trials continues to be in the 2017 to 2018 timeframe.

In addition to ADCETRIS, our clinical-stage pipeline includes six ADC programs consisting of SGN-CD33A, SGN-CD19A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME, as well as SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology. In addition, we have multiple pre-clinical and research-stage programs that employ our proprietary technologies. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Pfizer, Inc., or Pfizer; PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; and Takeda; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys; Genmab A/S, or Genmab; and Oxford BioTherapeutics Ltd., or OBT.

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

Although we recognize revenue from ADCETRIS product sales in the United States and Canada, we have only been commercializing ADCETRIS since August 2011 and our future ADCETRIS product sales will be difficult to accurately predict from period to period. In this regard, our product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors, including the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, the overall level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS, and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers, particularly in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide. We believe that the level of our current ADCETRIS sales in the United States is largely attributable to the incidence flow of patients eligible for treatment with ADCETRIS, which could vary significantly from period to period. Moreover, we believe that the incidence rate in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to expand ADCETRIS’ labeled indications of use. Our efforts to expand ADCETRIS’ labeled indications of use will continue to require additional time and investment in clinical trials to complete and we may not be successful. Our ability to successfully commercialize ADCETRIS and to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. We also expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development, clinical and commercial milestones by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

For the three months ended March 31, 2015, total revenues increased to $82.2 million, compared to $68.3 million for the same period in 2014. This increase was due to increased ADCETRIS net product sales and an increase in collaboration and license agreement revenues primarily resulting from development milestones achieved by our collaborators. Net product sales of ADCETRIS were $48.9 million for the three months ended March 31, 2015, compared to $38.7 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, total costs and expenses increased to $103.9 million, compared to $84.6 million for the same period in 2014. This primarily reflects increased investment in our pipeline and on ADCETRIS as well as amounts associated with increased legal expenses and other increased administrative activities. As of March 31, 2015, we had $296.0 million in cash and short-term investments, and $209.3 million in total stockholders’ equity.

Results of operations

Three months ended March 31, 2015 and 2014

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were as follows:

	Three months ended March 31,
	2015	2014	% Change
Net product sales	$48,886	$38,716	26%

The increase in net product sales for the three months ended March 31, 2015 over the comparable period in 2014 primarily resulted from an increase in sales volume in the 2015 period and, to a lesser extent, from the effect of price increases instituted since the 2014 period. The increase in sales volume in 2015 was primarily driven by increased use of ADCETRIS across multiple lines of therapy for the treatment of Hodgkin lymphoma and sALCL and for treatment of other CD30-positive malignancies. The current approved label indications in the U.S. and Canada are (1) the treatment of patients with Hodgkin lymphoma after failure of ASCT, or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) the treatment of patients with sALCL, after failure of at least one prior multi-agent chemotherapy regimen. Our ability to accelerate the rate of ADCETRIS sales growth, if at all, will be primarily dependent on our ability to expand the labeled indications of use.

We sell ADCETRIS through a limited number of pharmaceutical distributors. Customers order ADCETRIS through these distributors and we typically ship product directly to the customer. We record product sales when title and risk of loss pass, which generally occurs upon delivery of the product to the customer. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales deductions are based on our estimates that consider payer mix in target markets and our experience to date. These estimates involve a substantial degree of judgment.

Government-mandated rebates and chargebacks: We have entered into a Medicaid Drug Rebate Agreement with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to us by participating states. We estimate Medicaid rebates based on a variety of factors, including our experience to date. We also have completed our Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of ADCETRIS. We have entered into a Pharmaceutical Pricing Agreement with the Secretary of Health and Human Services which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to us for the difference between wholesale acquisition cost and the applicable discounted price. As a result of our direct-ship distribution model, we can identify the entities purchasing ADCETRIS and this information enables us to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. We also review actual rebate and chargeback information to further refine these estimates.

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

We record product sales net of estimated government-mandated rebates and chargebacks, distribution fees, product returns and other deductions. These are generally referred to as gross-to-net deductions. Gross-to-net deductions, net of related payments and credits, are summarized as follows (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2014	$5,268	$1,618	$6,886
Provision related to current period sales	9,926	1,150	11,076
Adjustment for prior period sales	(199)	38	(161)
Payments/credits for current period sales	(7,668)	(670)	(8,338)
Payments/credits for prior period sales	(1,246)	(600)	(1,846)

Balance as of March 31, 2015	$6,081	$1,536	$7,617

Mandatory government discounts are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the three months ended March 31, 2015 as a result of a price increase we instituted at the beginning of 2015 that exceeded the rate of inflation. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors.

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

If there are continuing performance obligations, we use a time-based proportional performance model to recognize revenue over our performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the pre-commercial deliverables under our collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. We believe that the development period in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement. These performance obligation periods currently range from two to fourteen years. When we have no further performance obligations or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Generally, all amounts received or due other than sales-based milestones and royalties are classified as collaboration and license agreement revenues as they are earned. Sales-based milestones and royalties are recognized as royalty revenue as they are reported to us.

Our collaboration and license agreements include contractual milestones. Generally, the milestone events contained in our collaboration and license agreements coincide with the progression of the collaborators’ product candidates from development, to regulatory approval and then to commercialization and fall into the following categories.

Development milestones in our collaborations may include the following types of events:

•	Designation of a product candidate or initiation of pre-clinical studies. Our collaborators must undertake significant pre-clinical research and studies to make a determination of the suitability of a product candidate and the time from those studies or designation to initiation of a clinical trial may take several years.

•	Initiation of a phase 1 clinical trial. Generally, phase 1 clinical trials may take one to two years to complete.

•	Initiation of a phase 2 clinical trial. Generally, phase 2 clinical trials may take one to three years to complete.

•	Initiation of a phase 3 clinical trial. Generally, phase 3 clinical trials may take two to six years to complete.

Regulatory milestones in our collaborations may include the following types of events:

•	Filing of regulatory applications for marketing approval such as a BLA in the United States or a Marketing Authorization Application in Europe. Generally, it may take up to twelve months to prepare and submit regulatory filings.

•	Receiving marketing approval in a major market, such as in the United States, Europe, Japan or other significant countries. Generally it may take up to three years after a marketing application is submitted to obtain approval for marketing and pricing from the applicable regulatory agency.

Commercialization milestones in our collaborations may include the following types of events:

•	First commercial sale in a particular market, such as in the United States, Europe, Japan or other significant countries.

•	Product sales in excess of a pre-specified threshold. The amount of time to achieve this type of milestone depends on several factors, including, but not limited to, the dollar amount of the threshold, the pricing of the product, market penetration of the product and the rate at which customers begin using the product.

Our ADC collaborators are solely responsible for the development of their product candidates and the achievement of milestones in any of the categories identified above is based solely on the collaborators’ efforts.

In the case of our ADCETRIS collaboration with Takeda, we may be involved in certain development activities; however, the achievement of development, regulatory and commercial milestone events under the agreement is primarily based on activities undertaken by Takeda.

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

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended March 31,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2015	2014	% Change
AbbVie	$10,950	$3,240	238%
Takeda	4,893	7,402	(34%)
Agensys	2,875	0	NA
Genentech	1,545	2,008	(23%)
Celldex	50	2,550	(98%)
Other	1,908	1,682	13%

Total	$22,221	$16,882	32%

Revenues from our agreements with AbbVie represented 49% and 19% of our collaboration and license agreement revenues during the three month periods ended March 31, 2015 and 2014, respectively. These revenues increased during the three months ended March, 31, 2015 from the comparable period in 2014 as a result of a milestone payment due upon AbbVie’s commencement of a phase 2 clinical trial. Revenues earned under our ADCETRIS and ADC collaborations with Takeda represented 22% and 44% of our collaboration and license agreement revenues during the three month periods ended March 31, 2015 and 2014, respectively. The decrease in revenues from Takeda from the comparable period in 2014 was driven by a regulatory milestone achieved in the 2014 period and reduced reimbursements earned under the ADCETRIS collaboration during the 2015 period. The lower reimbursements reflect an increase in clinical trial activity performed by Takeda as compared to the same period in 2014. Changes in revenues recognized from our other collaboration agreements, which include our ADC collaborations and our co-development collaborations, reflect the timing of development milestones and licensing fees.

Our collaboration and license agreement revenues are impacted by the term and duration of our collaboration agreements and by progress-dependent milestones, annual maintenance fees and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved and our ability to enter into additional collaboration and co-development agreements. We expect our collaboration and license agreement revenues in 2015 to remain relatively consistent with 2014. We expect development funding from Takeda to decrease as a result of the level of development activities expected to be performed by Takeda under the ADCETRIS collaboration. We expect the decreases in revenue from the ADCETRIS collaboration to be largely offset by the earned portion of development milestones achieved by our other collaborators. We have a significant balance of deferred revenue, representing prior payments from our collaborators that have not yet been recognized as revenue. This deferred revenue will be recognized as revenue in future periods using a time-based approach as we fulfill our performance obligations.

Collaboration Agreements

Takeda

The ADCETRIS collaboration provides for the global co-development of ADCETRIS by the companies and the commercialization of ADCETRIS by Takeda in its territory. We received a $60 million upfront payment and are entitled to receive progress-dependent milestone payments based on Takeda’s achievement of certain events related to ADCETRIS development. Additionally, the companies equally co-fund the cost of development activities conducted under the collaboration. We recognize as collaboration revenue the upfront payment, progress-dependent development and regulatory milestone payments, and net development cost reimbursement payments from Takeda over the ten-year development period of the collaboration, which began in December 2009. When the performance of development activities under the collaboration results in us making a reimbursement payment to Takeda, the effect is to reduce the amount of collaboration revenue that we record. We also receive reimbursement for the cost of drug product supplied to Takeda for its use and, in some cases, pay Takeda for drug product they supply to us. The earned portion of such payments received is also reflected as a component of collaboration revenue. We expect that development activities performed by Takeda will continue to exceed activities that we perform, particularly with respect to the conduct of clinical trials of ADCETRIS.

As of March 31, 2015, total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $185 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $118 million relates to the achievement of regulatory milestones and up to approximately $60 million relates to the achievement of commercial milestones. To date, $50 million in milestones have been achieved as a result of regulatory and commercial progress by Takeda.

Agensys Co-Development Collaboration

In January 2007, we entered into an agreement with Agensys to jointly research, develop and commercialize ADCs for the treatment of cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Agensys to proprietary cancer targets. Under this collaboration, Agensys conducted research and development aimed at identifying ADC product candidates for multiple designated antigens and is now conducting clinical trials on various ADC product candidates.

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

Other ADC collaboration agreements

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

As of March 31, 2015, our ADC collaborations and co-development agreements had generated more than $300 million, primarily in the form of upfront payments. Total milestone payments to us under our current ADC and co-development collaborations could total up to approximately $4.6 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.8 billion relates to the achievement of development milestones, approximately $1.9 billion relates to the achievement of regulatory milestones and approximately $1.9 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our collaborators. In addition, most of our current collaborations are at early stages of development. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result in a collaborator abandoning or delaying development of its product candidates. As such, the milestone payments associated with our ADC and co-development collaborations involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above and it is possible that we may never receive any significant milestone payments under these collaborations.

Royalty Revenues and Cost of Royalty Revenues

	Three months ended March 31,
	2015	2014	% Change
Royalty revenues	$11,050	$12,673	(13%)

Cost of royalty revenues	$3,174	$2,464	29%

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

Royalty revenues for the quarter ended March 31, 2015 decreased from the comparable period in 2014 since the three months ended March 31, 2014 included a $5.0 million milestone related to Takeda’s achievement of a sales-based target. Cost of royalty revenues fluctuates based on the amount of net sales of ADCETRIS by Takeda in its territories. We expect that royalty revenues and cost of royalties will increase in the future, as a result of commercialization efforts by Takeda in the additional countries where it has received regulatory approvals and to the extent that Takeda receives marketing authorizations in earlier lines of therapy for patients with Hodgkin lymphoma or MTCL and in other CD30-positive malignancies.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs and distribution and other costs. We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval of ADCETRIS by the FDA. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we track the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval is not reasonably determinable. Most of the product produced prior to FDA approval became available for us to use commercially as well as for use in research and development. A modest cost benefit is expected to continue for the remainder of 2015, but is expected to decline based on when the components of the specific drug lots sold were produced and when they are consumed. The time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ADCETRIS sales, the ultimate use of this inventory in commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. We expect the percentage of total cost of sales for sales of ADCETRIS will be in the range of 10% to 12% for the full year in 2015. Cost of sales increased during the three month period ended March 31, 2015 from the comparable period in 2014 primarily due to a higher average cost of product sold and increased sales volume during the three months ended March 31, 2015.

Research and development

Our research and development expenses are summarized as follows:

	Three months ended March 31,
Research and development ($ in thousands)	2015	2014	% Change
Research	$8,013	$6,593	22%
Development and contract manufacturing	23,350	19,592	19%
Clinical	32,032	28,311	13%

Total research and development expenses	$63,395	$54,496	16%

Research expenses include, among other things, personnel, occupancy and laboratory expenses and technology access fees associated with the discovery of novel therapies for the treatment of cancer, including the identification of new monoclonal antibodies and related technologies and the development of novel classes of stable linkers and cell-killing agents for our ADC technology. Research expenses also include research activities associated with our product candidates, such as pre-clinical translational biology and in vitro and in vivo studies. The increase in research expenses during the three month period ended March 31, 2015 as compared to the same period in 2014 reflects increased discovery activities in support of growing our pipeline of product candidates.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product used in research and our clinical trials and for drug product supplied to our collaborators. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase in development and contract manufacturing expenses during the three month period ended March 31, 2015 as compared to the same period in 2014 reflects increases in activities to support our growing pipeline of product candidates and increased product supply to Takeda.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including clinical site expenses, clinical research organization charges, contractors and regulatory activities associated with conducting human clinical trials, including investigational new drug, or IND-enabling pharmacology and toxicology studies. The increase during the three month period ended March 31, 2015 as compared to the same period in 2014 reflects increased clinical trial activity related to our product candidates.

We utilize our employee and infrastructure resources across multiple development projects as well as our discovery and research programs. We track human resource efforts expended on many of our programs for purposes of billing our collaborators for time incurred at agreed upon rates and for resource planning. We do not account for actual costs on a project-by-project basis as it relates to our infrastructure, facility, employee and other indirect costs. We do, however, separately track significant third-party costs including clinical trial costs, manufacturing costs and other contracted service costs on a project-by-project basis.

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

	Three months ended March 31,		Five years ended March 31, 2015
Development program ($ in thousands)	2015	2014
ADCETRIS (brentuximab vedotin)	$13,628	$10,448	$275,785
SGN-CD33A	2,615	637	25,766
SGN-CD19A	1,312	2,476	29,428
SGN-CD70A	375	2,478	11,783
SEA-CD40	348	3,478	7,042
Other clinical stage programs	1,310	1,503	36,663

Total third-party costs	19,588	21,020	386,467
Other costs and overhead	43,807	33,476	576,085

Total research and development	$63,395	$54,496	$962,552

Third-party costs for ADCETRIS increased during the three month period ended March 31, 2015 from the comparable period in 2014, primarily due to an increase in activities related to drug product supply to Takeda.

Third-party costs for SGN-CD33A increased during the three month period ended March 31, 2015 from the comparable period in 2014 due to increased clinical trial costs as more patients enrolled in the ongoing studies and drug re-supply activities as we prepared for additional clinical trials.

Third-party costs for SGN-CD19A decreased during the three month period ended March 31, 2015 from the comparable period in 2014 primarily due to the timing of drug re-supply activities, which occurred in 2014.

The development costs for product candidates accelerate in preparation for an IND submission to the FDA and then decrease until the subsequent clinical trials commence. The decrease in costs for SGN-CD70A and SEA-CD40 during the three month period ended March 31, 2015 from the comparable period in 2014 reflects preparation in 2014 for the related INDs, offset partially in 2015 by clinical trial costs now that the studies are underway.

Other costs and overhead include third-party costs of our other programs which are primarily in the pre-clinical phase and costs associated with personnel and facilities. These costs increased during the three month period ended March 31, 2015 from the comparable period in 2014 due to development activities to expand our product pipeline, including increases in staffing levels and the expansion of our facilities to accommodate our growth.

Our expenditures on our ADCETRIS clinical development program and on our current and future pre-clinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our product candidates toward commercialization, the product candidates are tested in numerous pre-clinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. Likewise, in order to expand ADCETRIS’ labeled indications of use, we are required to conduct additional extensive clinical studies. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

Selling, general and administrative

	Three months ended March 31,
Selling, general and administrative ($ in thousands)	2015	2014	% Change
Selling, general and administrative	$32,121	$24,018	34%

Selling, general and administrative expenses increased during the three month period ended March 31, 2015 from the comparable period in 2014, primarily due to increased legal expenses and, to a lesser extent, other administrative activities, including increases in staffing levels.

We anticipate that selling, general and administrative expenses will increase in 2015 compared to 2014 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations and ongoing legal matters.

Investment and other income, net

	Three months ended March 31,
Investment and other income, net ($ in thousands)	2015	2014	% Change
Investment and other income, net	$53	$70	(24%)

Investment and other income, net reflects amounts earned on our short-term investments in U.S. Treasury securities.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	March 31, 2015	December 31, 2014
Cash, cash equivalents and investments	$296,013	$313,413
Working capital	268,764	282,093
Stockholders’ equity	209,289	210,834

	Three months ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$(27,131)	$(23,242)
Investing activities	20,383	(3,848)
Financing activities	12,392	7,786

Our combined cash, cash equivalents and investment securities decreased during the three months ended March 31, 2015 from the balance at December 31, 2014, primarily reflecting our net loss for the period.

The increase in net cash used in operating activities was primarily related to our net loss, changes in our non-cash expenses and working capital fluctuations which are highly variable. The changes in cash provided by (used in) investing activities primarily reflect differences between the proceeds received from sale and maturity of our investments and amounts reinvested. Net cash provided by financing activities resulted from the proceeds of stock option exercises and our employee stock purchase plan.

We have financed the majority of our operations through the issuance of equity securities, by amounts received pursuant to product collaborations, our ADC collaborations and, more recently, through collections from commercial sales of ADCETRIS. To a lesser degree, we have also financed our operations through royalty revenues and interest earned on cash, cash equivalents and investments. These financing and revenue sources have historically allowed us to maintain adequate levels of cash and investments.

Our cash, cash equivalents and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of March 31, 2015, we had $296.0 million held in cash reserves or investments scheduled to mature within the next twelve months.

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

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our pre-clinical development, manufacturing and clinical trial activities, including the post-approval studies we are required to and are currently conducting for ADCETRIS, as well as position ADCETRIS for potential additional regulatory approvals, and we may therefore need to raise significant amounts of additional capital. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.

Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

There have been no material changes from the contractual commitments previously disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting standards update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. Based on a recent announcement by the FASB, we believe that the standard will become effective for our fiscal year beginning January 1, 2018. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates during the three months ended March 31, 2015 has not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had holdings in U.S. Treasury securities totaling $233.4 million and $256.5 million as of March 31, 2015 and December 31, 2014, respectively.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.6 million in the fair value of our investments as of March 31, 2015. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.1 million over the next twelve months based on our investment balance at March 31, 2015.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the three months ended March 31, 2015, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our primary exposure is to fluctuations in the Euro, British Pound, Canadian Dollar and Swiss Franc. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective.

(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC.

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

•	we may not be able to obtain and maintain regulatory approvals to market ADCETRIS for any additional indications, including for frontline Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, or otherwise expand its labeled indications of use;

•	as a result of increased target enrollments in the ECHELON-1 and ECHELON-2 trials, our ability to successfully complete these trials on a timely basis could be adversely affected, which in turn could adversely affect our ability to expand ADCETRIS’ labeled indications of use;

•	the market penetration rate of ADCETRIS may be lower, or the duration of therapy in patients in ADCETRIS’ approved indications may be shorter, than our projections;

•	results from our required post-approval studies may fail to verify the clinical benefit of ADCETRIS in some or all of its approved indications, which could result in the withdrawal of ADCETRIS from the market;

•	there may be additional changes to the label for ADCETRIS, including ADCETRIS’ boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from required post-approval studies such as our ECHELON-1, ECHELON-2 or AETHERA clinical trials, or as the result of adverse events observed in these or other studies, including in investigator-sponsored studies;

•	we may not be able to establish or demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages over and side effects compared to existing and future therapeutics;

•	physicians may be reluctant to prescribe ADCETRIS until results from our required post-approval studies are available or other long term efficacy and safety data exists;

•	the estimated incidence rate of new patients in ADCETRIS’ approved indications may be lower than our projections;

•	there may be adverse results or events reported in any of the clinical trials that we and/or Takeda are conducting or may in the future conduct for ADCETRIS;

•	new competitive therapies may be approved for marketing by regulatory authorities in ADCETRIS’ labeled indications;

•	we may be unable to continue to effectively market, sell and distribute ADCETRIS;

•	ADCETRIS may receive adverse reimbursement and coverage policies from government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators or may be subject to pricing pressures enacted by industry organizations;

•	the relative price of ADCETRIS may be higher than alternative treatment options;

•	there may be changed or increased regulatory restrictions;

•	we may not have adequate financial or other resources to effectively commercialize ADCETRIS; and

•	we may not be able to obtain adequate commercial supplies of ADCETRIS to meet demand or at an acceptable cost.

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

We believe that the level of our ongoing ADCETRIS sales in the United States is largely attributable to the incidence flow of patients eligible for treatment with ADCETRIS. We also believe that the incidence rate of new patients in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and MTCL, including sALCL, and in a range of CD30-positive hematologic malignancies, including relapsed cutaneous T-cell lymphoma, or CTCL. This will continue to require additional time and investment in clinical trials and there can be no assurance that we and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications. In addition, while ADCETRIS product sales grew from 2012 to 2013 and from 2013 to 2014, and our future plans assume that sales of ADCETRIS will increase, we cannot assure you that we can maintain sales of ADCETRIS at or near current levels, or that ADCETRIS sales will continue to grow. We and Takeda have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies in a timely manner or at all. Even if we and Takeda receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Takeda may not be able to effectively commercialize ADCETRIS, including for the reasons set forth above. Our ability to grow ADCETRIS product sales in future periods is also dependent on price increases and we have periodically increased the price of ADCETRIS, most recently in January 2015. We cannot assure you that price increases we have taken or may take in the future will not in the future negatively affect ADCETRIS sales volumes.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occur in later-stage clinical trials. For example, it is currently unknown if ADCETRIS may be safely and effectively combined with human programmed death receptor-1, or PD-1, inhibitors, including nivolumab. As a further example, during 2011 we announced that, based on a phase 1 trial combining ADCETRIS with ABVD chemotherapy, ADCETRIS should not be combined with bleomycin, one of the drugs in ABVD chemotherapy, due to increased incidence of pulmonary toxicity in the combination arm of the trial. As a result, we added a contraindication warning relating to the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive clinical trial results could negatively affect our ability to market ADCETRIS or expand into other indications. For example, although we reported positive top line data from our AETHERA trial and the FDA has accepted for filing our supplemental Biologics License Application, or sBLA, that we submitted to the FDA to seek approval for a new indication in the AETHERA treatment setting, regulatory agencies, including the FDA, or their advisors, may disagree with our interpretations of data from the AETHERA trial and may not approve the expansion of ADCETRIS’ labeled indications of use based on the results of the AETHERA trial or any other of our clinical trials. Further, given the progression-free survival, or PFS, trends in our phase 1 data combining ADCETRIS with standard chemotherapy regimens and the positive PFS outcome in the AETHERA trial, we and Takeda have evaluated the potential that event rates may be slower than expected in both the ECHELON-1 and ECHELON-2 trials and have discussed with regulatory agencies proposed trial modifications. In April 2015, the FDA approved proposed amendments to the ECHELON-1 and ECHELON-2 SPAs for both trials to increase target enrollment from 1,040 to 1,240 patients in ECHELON-1 and from 300 to 450 patients in ECHELON-2. This increase in our target enrollment for these clinical trials will also extend the patient treatment phase of the trials. Although we continue to expect the timeline for reporting data from these clinical trials to be in the 2017 to 2018 timeframe, it is possible that these trial modifications could adversely impact our ability to successfully complete the ECHELON-1 and ECHELON-2 trials on a timely basis, which in turn could adversely affect our ability to expand ADCETRIS’ labeled indications of use. Adverse medical events, including patient fatalities that may be attributable to ADCETRIS during a clinical trial, could cause a trial to be redone or terminated. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of relapsed Hodgkin lymphoma or specifically indicated for relapsed sALCL; however, Celgene’s Istodax and Spectrum Pharmaceuticals’ Folotyn are both approved for relapsed or refractory peripheral T-cell lymphoma. Compelling data have been presented involving several developing technologies, including antibody therapies that target PD-1 and CAR modified T-cell therapies, that may compete with ADCETRIS in the future. For example, the FDA recently granted breakthrough therapy designation for Bristol-Myers Squibb’s nivolumab therapy to treat patients with Hodgkin lymphoma after failure of ASCT and ADCETRIS therapy. In addition, we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib, Takeda’s alistertib, Pharmacyclics’ ibrutinib, and Gilead’s idelalisib, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ two approved indications, including ASCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens, which represent competition for ADCETRIS.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including Amgen, Bayer, Biogen, Bristol-Myers Squibb, Celgene, Eisai, Genentech, Gilead, GSK, ImmunoGen, Infinity, Merck, Novartis, Pfizer, Pharmacyclics, Sanofi-Aventis, Spectrum Pharmaceuticals, Takeda, Teva and Xencor are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including AstraZeneca, Bristol-Myers Squibb, ImmunoGen and Pfizer, have ADC technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than ADCETRIS or our product candidates or that would render our technology obsolete or noncompetitive. We anticipate that we will face increased competition in the future as new companies enter our market and scientific developments surrounding other cancer therapies continue to accelerate.

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

If we or our collaborators are not able to obtain or maintain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates. *

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and MTCL and in other CD30-positive malignancies, including CTCL, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from pre-clinical studies and clinical trials. For example, both the FDA and its Oncologic Drugs Advisory Committee, which provides the FDA with independent expert advice and recommendations, have expressed concerns about whether the AETHERA trial could support label expansion. The AETHERA trial was not conducted under a SPA agreement with the FDA and, accordingly, we have not reached any agreement with the FDA regarding either the design or the clinical endpoints of the trial. Based upon the positive PFS outcome of the AETHERA trial, we submitted a sBLA to the FDA to seek approval for a new indication in the AETHERA treatment setting. While the FDA has accepted this sBLA for filing with priority review, the FDA may disagree with our interpretations of the data from the AETHERA trial and/or may otherwise determine not to approve the sBLA in a timely manner or at all. Moreover, even though three of our phase 3 clinical trials of ADCETRIS that we are conducting with Takeda are being conducted under SPA agreements with the FDA, this is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that are being conducted under SPAs with the FDA will be sufficient to support FDA approval. Further, a SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols. In addition, a SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement and the data and results from the applicable clinical trial. Regulatory agencies also may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies or risk evaluation and mitigation strategies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in additional indications.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols and/or related SPA agreements to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In addition, as part of the U.S. Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. In this regard, the sBLA that we submitted to the FDA to seek approval for a new indication in the AETHERA treatment was accepted for filing and designated for priority review with a PDUFA targeted action date of August 18, 2015. However, the FDA does not always meet its PDUFA targeted action dates for standard and priority BLAs and it is possible that the FDA’s review of our sBLA will not be completed within the FDA’s target timelines and may be delayed, in which case, the commercialization of ADCETRIS in the AETHERA treatment setting may be delayed, perhaps substantially. Due to these and other factors ADCETRIS could take a significantly longer time to gain regulatory approval in additional indications than we expect or may never gain regulatory approval, which could delay or eliminate any potential product revenue from sales of ADCETRIS in any additional indications, which could significantly delay or prevent us from achieving profitability.

In some circumstances we rely on collaborators to assist in the research and development of ADCETRIS and, in other situations, to utilize our ADC technology. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, it may affect our ability to commercialize ADCETRIS and/or generate revenues through technology licensing.

We have established and intend to continue to establish collaborations with third parties to develop and market ADCETRIS and some of our current and future product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada. We also have ADC collaborations with AbbVie, Bayer, Celldex, Genentech, GSK, Pfizer, Progenics and Takeda, and ADC co-development agreements with Agensys, Genmab and OBT.

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

In March 2010, the PPACA became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry include increased Medicaid rebates, expanded Medicaid eligibility, extension of Public Health Service eligibility, annual reporting of financial relationships with physicians and teaching hospitals, and a new Patient-Centered Outcomes Research Institute. Many of these provisions have had the effect of reducing the revenue generated by our sales of ADCETRIS and will have the effect of reducing any revenue generated by sales of any future commercial products we may have. In addition, we anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, which may harm our business. For example, increased discounts, rebates or chargebacks may be mandated by governmental or private insurers or fee caps and pricing pressures enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our products, including ADCETRIS. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, although ADCETRIS is approved in two indications in the European Union, Japan and other countries, government austerity measures or further healthcare reform measures in other countries could adversely affect demand and pricing for ADCETRIS, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda.

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

ADCETRIS and our SGN-CD33A, SGN-CD19A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME product candidates are all based on our ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our collaborations with AbbVie, Agensys, Bayer, Celldex, Genentech, GSK, Pfizer, Progenics and Takeda, and our co-development agreements with Agensys, Genmab and OBT. Although ADCETRIS has received marketing approval in the United States, Canada, the European Union, Japan and other countries, ADCETRIS is our first and only ADC product that has been approved for commercial sale in any jurisdiction. Any failures or setbacks in our ADC development program, including adverse effects resulting from the use of this technology in human clinical trials, could have a detrimental impact on the continued commercialization of ADCETRIS in its current or any potential future approved indications and on our internal product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

Our current product candidates are in relatively early stages of development, and it is possible that none of these product candidates will ever become commercial products.

Our current product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. Currently, our clinical-stage product candidates include six ADC programs, which consist of SGN-CD33A, SGN-CD19A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME, and SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology. If a product candidate fails at any stage of development or we otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. In this regard, we previously determined to discontinue the development of SGN-75 and we will not receive any return on our investment in that product candidate. Moreover, we still have only limited data from our phase 1 trials of our product candidates. As a result, we may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates and it is possible that none of our current product candidates will ever become commercial products. In addition, we expect that much of our effort and many of our expenditures over the next few years will be devoted to the additional clinical development of and commercialization activities associated with ADCETRIS, which may restrict or delay our ability to develop our clinical and pre-clinical product candidates.

We may need to raise significant amounts of additional capital that may not be available to us.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our pre-clinical development, manufacturing and clinical trial activities, as well as commercialize ADCETRIS and conduct required post-approval, and other clinical studies of ADCETRIS. Although some of these expenditures related to ADCETRIS are expected to be shared with Takeda, and we expect to offset some of these costs with sales proceeds of ADCETRIS, we may need to raise significant amounts of additional capital. In addition, we may require significant additional capital in order to acquire additional technologies, products or companies. We may seek additional funding through public or private financings and we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If adequate funds are not available to us when we need them, we will be required to delay, reduce the scope of or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

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

We rely on license agreements for certain aspects of ADCETRIS and our ADC technology. Failure to maintain these license agreements or to secure any required new licenses could prevent us from continuing to develop and commercialize ADCETRIS and our product candidates.*

We have entered into agreements with third-party commercial and academic institutions to license technology for use in ADCETRIS and our ADC technology. Currently, we have license agreements with Bristol-Myers Squibb and the University of Miami, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize ADCETRIS or our product candidates. Further, we may have disputes with our licensors, which may impact our ability to develop and commercialize ADCETRIS or our product candidates or require us to enter into additional licenses. For example, on March 31, 2014, Arizona State University and related entities, or Arizona State, filed a patent infringement lawsuit against us concerning a U.S. patent owned by Arizona State. An adverse result in this dispute, or current or potential future disputes with our licensors, may impact our ability to develop and commercialize ADCETRIS and our product candidates, or may require us to enter into additional licenses or to incur additional costs in litigation or settlement. In addition, continued development and commercialization of ADCETRIS and our product candidates will likely require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

If we are unable to enforce our intellectual property rights or if we fail to sustain and further build our intellectual property rights, we may not be able to commercialize ADCETRIS and competitors may be able to develop competing therapies.*

Our success depends, in part, on obtaining and maintaining patent protection and successfully enforcing these patents and defending them against third-party challenges in the United States and other countries. We own multiple U.S. and foreign patents and pending patent applications for our technologies. We also have rights to issued U.S. patents, patent applications, and their foreign counterparts, relating to our monoclonal antibody, linker and drug-based technologies. Our rights to these patents and patent applications are derived in part from worldwide licenses from the University of Miami and Bristol-Myers Squibb, among others. In addition, we have licensed certain of our U.S. and foreign patents and patent applications to third parties.

The standards that the U.S. Patent and Trademark Office and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may not contain claims that will permit us to stop competitors from using similar technology. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. For example, the U.S. Supreme Court has recently modified some legal standards applied by the U.S. Patent and Trademark Office in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. In addition, changes to the U.S. patent system have come into force under the Leahy-Smith America Invents Act, or the America Invents Act, including changes from a “first-to-invent” system to a “first to file” system, changes to examination of U.S. patent applications and changes to the processes for challenging issued patents. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, covered business method reviews and other post-grant reviews. These proceedings are conducted before the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. As a result, entities associated with hedge funds have recently begun challenging valuable pharmaceutical patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We may incur substantial costs and lose important rights or may not be able to continue to commercialize ADCETRIS or to commercialize any of our product candidates that may be approved for commercial sale as a result of litigation or other proceedings relating to patent and other intellectual property rights, and we may be required to obtain patent and other intellectual property rights from others.*

We may face potential lawsuits by companies, academic institutions or others alleging infringement of their intellectual property. In this regard, on March 31, 2014, Arizona State filed a patent infringement lawsuit against us concerning a U.S. patent owned by Arizona State. Because patent applications can take a few years to publish, there may be currently pending applications of which we are unaware that may later result in issued patents that adversely affect the continued commercialization of ADCETRIS or future commercialization of our product candidates in development. In addition, we are monitoring the progress of multiple pending patent applications of other organizations that, if granted, may require us to license or challenge their enforceability in order to continue commercializing ADCETRIS or to commercialize our product candidates that may be approved for commercial sale. As a result of the patent infringement lawsuits that have been filed or may be filed against us in the future by third parties alleging infringement by us of patent or other intellectual property rights, we may be required to pay substantial damages, including but not limited to treble damages, attorneys’ fees and costs, for past infringement if it is ultimately determined that our products infringe a third party’s intellectual property rights. Even if infringement claims against us are without merit, the results may be unpredictable. In addition, defending lawsuits takes significant time, may be expensive and may divert management’s attention from other business concerns. Further, we may be stopped from developing, manufacturing or selling our products until we obtain a license from the owner of the relevant technology or other intellectual property rights, or be forced to undertake costly design-arounds, if feasible. If such a license is available at all, it may require us to pay substantial royalties or other fees.

We are from time to time involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, USPTO interference or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the United States and elsewhere. In addition, if we choose to go to court to stop a third party from infringing our patents, that third party has the right to ask the court to rule that these patents are invalid and/or should not be enforced. Under the America Invents Act, a third party may also have the option to challenge the validity of certain patents with the PTAB, whether they are accused of infringing our patents or not, and certain entities associated with hedge funds have recently begun challenging valuable pharmaceutical patents through the IPR process. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, there is a risk that a court will decide that these patents are not valid or infringed, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. Furthermore, if such challenges to our rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing potential products, which could adversely affect our business and results of operations. In addition, we may challenge the patent or other intellectual property rights of third parties and if we are unsuccessful in actions we bring against the rights of such parties, through litigation or otherwise, and it is determined that we infringe the intellectual property rights of such parties, we may be prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those rights or develop or obtain alternative technologies, any of which could harm our business.

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

If any of our facilities are damaged or our clinical, research and development or other business processes are interrupted, our business could be seriously harmed.

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

We actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses. Any potential acquisitions may entail numerous risks, including increased operating expenses and cash requirements, assimilation of operations and products, retention of key employees, diversion of our management’s attention and uncertainties in our ability to maintain key business relationships of the acquired entities. In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense and write-offs. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

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

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value.*

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the first quarter of 2015, our closing stock price fluctuated between $30.54 and $39.69 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union, Japan and other countries in which Takeda has received approval by relevant regulatory authorities;

•	announcements regarding the results of discovery efforts and pre-clinical and clinical activities by us, including the clinical results of any of our current product candidates, or those of our competitors;

•	announcements of FDA or foreign regulatory approval or non-approval of ADCETRIS, or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process, including in connection with the recently filed sBLA seeking approval of ADCETRIS in the AETHERA treatment setting;

•	announcements regarding the results of the clinical trials we and/or Takeda are conducting or may in the future conduct for ADCETRIS, including the post-approval confirmatory studies of ADCETRIS that we are required to conduct as a condition to the FDA’s grant of accelerated approval for ADCETRIS, Health Canada’s Notice of Compliance with conditions, and the conditional marketing authorization of ADCETRIS by the European Commission;

•	announcements regarding, or negative publicity concerning, adverse events associated with the use of ADCETRIS;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•	termination of or changes in our existing collaborations or licensing arrangements, especially our ADCETRIS collaboration with Takeda or establishment of new collaborations or licensing arrangements;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our ability to raise additional capital when we need it and the terms upon which we may raise any additional capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.

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

Our existing stockholders have significant control of our management and affairs.*

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 64.0 percent of our voting power as of April 28, 2015. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6.	Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	10-Q	333-50266	3.2	08/12/2003

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

10.1*	Seattle Genetics, Inc. 2015 Senior Executive Annual Bonus Plan.	8-K	000-32405	10.1	2/06/2015

10.2*	Employment Agreement, dated as of February 18, 2015, between Seattle Genetics, Inc. and Darren Cline.	10-K	000-32405	10.42	2/27/2015

10.3*	Compensation Information for Executive Officers and Directors.	10-K	000-32405	10.45	2/27/2015

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: May 1, 2015

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	10-Q	333-50266	3.2	08/12/2003

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

10.1*	Seattle Genetics, Inc. 2015 Senior Executive Annual Bonus Plan.	8-K	000-32405	10.1	2/06/2015

10.2*	Employment Agreement, dated as of February 18, 2015, between Seattle Genetics, Inc. and Darren Cline.	10-K	000-32405	10.42	2/27/2015

10.3*	Compensation Information for Executive Officers and Directors.	10-K	000-32405	10.45	2/27/2015

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.