Form 10-Q
period 2015-06-30
SEATTLE GENETICS INC /WA
filed 2015-07-30
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 27, 2015, there were 125,340,038 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$79,013	$56,927
Short-term investments	170,523	256,486
Accounts receivable, net	45,250	39,248
Inventories	47,489	43,451
Prepaid expenses and other current assets	11,847	11,874

Total current assets	354,122	407,986
Property and equipment, net	43,637	46,129
Other non-current assets	10,056	4,850

Total assets	$407,815	$458,965

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$86,015	$77,681
Current portion of deferred revenue	47,745	48,212

Total current liabilities	133,760	125,893

Long-term liabilities
Deferred revenue, less current portion	90,218	117,648
Deferred rent and other long-term liabilities	4,219	4,590

Total long-term liabilities	94,437	122,238

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 125,302 shares issued and outstanding at June 30, 2015 and 123,973 shares issued and outstanding at December 31, 2014	125	124
Additional paid-in capital	1,055,116	1,017,182
Accumulated other comprehensive income (loss)	12	(29)
Accumulated deficit	(875,635)	(806,443)

Total stockholders’ equity	179,618	210,834

Total liabilities and stockholders’ equity	$407,815	$458,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Net product sales	$55,095	$44,782	$103,981	$83,498
Collaboration and license agreement revenues	14,386	16,192	36,607	33,074
Royalty revenues	7,615	7,334	18,665	20,007

Total revenues	77,096	68,308	159,253	136,579

Costs and expenses
Cost of sales	5,940	4,088	11,150	7,752
Cost of royalty revenues	2,639	2,644	5,813	5,108
Research and development	85,737	53,694	149,132	108,190
Selling, general and administrative	30,343	25,525	62,464	49,543

Total costs and expenses	124,659	85,951	228,559	170,593

Loss from operations	(47,563)	(17,643)	(69,306)	(34,014)
Investment and other income, net	61	53	114	123

Net loss	$(47,502)	$(17,590)	$(69,192)	$(33,891)

Net loss per share—basic and diluted	$(0.38)	$(0.14)	$(0.55)	$(0.28)

Shares used in computation of net loss per share—basic and diluted	125,064	123,209	124,690	123,053

Comprehensive loss:
Net loss	$(47,502)	$(17,590)	$(69,192)	$(33,891)
Other comprehensive gain —unrealized gain on securities available for sale	23	747	41	767

Comprehensive loss	$(47,479)	$(16,843)	$(69,151)	$(33,124)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2015	2014
Operating activities
Net loss	$(69,192)	$(33,891)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	17,572	18,739
Depreciation and amortization	7,035	5,899
Amortization of premiums and accretion of discounts	636	524
Deferred rent and other long-term liabilities	(371)	(336)
Changes in operating assets and liabilities
Accounts receivable, net	(6,002)	(5,397)
Inventories	(4,038)	(3,418)
Prepaid expenses and other assets	(561)	(1,107)
Accounts payable and accrued liabilities	9,130	3,386
Deferred revenue	(27,897)	(11,824)

Net cash used in operating activities	(73,688)	(27,425)

Investing activities
Purchases of securities available for sale	(121,537)	(233,450)
Proceeds from maturities of securities available for sale	176,900	232,700
Proceeds from sales of securities available for sale	30,005	0
Purchases of property and equipment	(4,957)	(7,140)
Purchase of cost-method investment	(5,000)	0

Net cash provided by (used in) investing activities	75,411	(7,890)

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	20,363	10,030

Net cash provided by financing activities	20,363	10,030

Net increase (decrease) in cash and cash equivalents	22,086	(25,285)
Cash and cash equivalents at beginning of period	56,927	64,116

Cash and cash equivalents at end of period	$79,013	$38,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiaries (collectively “Seattle Genetics” or the “Company”). All significant intercompany transactions and balances have been eliminated. Management has determined that the Company operates in one segment: the development and sale of pharmaceutical products on its own behalf or in collaboration with others. Substantially all of the Company’s assets and revenues are related to operations in the United States; however, the Company also has subsidiaries in the United Kingdom, Switzerland and Canada.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Non-cash investing activities

The Company had $0.8 million and $1.6 million of accrued capital expenditures as of June 30, 2015 and December 31, 2014, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have been included in the statement of cash flows in the periods paid.

Other non-current assets

Other non-current assets include a $5.0 million non-controlling investment in a privately-held company that is accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of the investment if significant adverse events or circumstances indicate a possible impairment.

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

Unum Therapeutics Co-Development Collaboration

In June 2015, the Company entered into an agreement with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies for cancer. Under the terms of the agreement, the Company made an upfront payment of $25.0 million and an equity investment of $5.0 million in Unum. The Company and Unum will initially develop two ACTR products incorporating the Company’s antibodies, and the Company has an option to expand the collaboration to include a third ACTR product upon payment of an additional fee. Unum will conduct preclinical research and clinical development activities through phase 1 and the Company will provide funding for these activities. The Company and Unum will work together to co-develop and jointly fund programs after phase 1 unless either company opts out. The Company and Unum will co-commercialize and share profits 50/50 on any co-developed programs in the United States. The Company will retain exclusive commercial rights outside of the United States, paying Unum a royalty that is a high single to mid-double digit percentage of ex-U.S. sales. The potential future licensing and progress-dependent milestone payments to Unum under the collaboration may total up to $615 million across all three ACTR programs, payment of which is triggered by the achievement of development, regulatory and commercial milestones.

Income taxes

In May 2015, we licensed certain intellectual property rights related to our non-partnered clinical programs to our wholly-owned subsidiary in Switzerland. Although the license of intellectual property rights did not result in any gain or loss in the condensed consolidated statements of comprehensive loss, the transaction did generate a gain for U.S. federal income tax purposes. We will utilize available net operating loss carryforwards to offset the gain.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. The standard will become effective for the Company’s fiscal year beginning January 1, 2018. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

2. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units and options to purchase common stock from the calculation of diluted net loss per share as such securities are anti-dilutive for all periods presented. The weighted-average number of restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 11,406,000 and 11,434,000 for the three months ended June 30, 2015 and 2014, and 11,803,000 and 11,543,000 for the six months ended June 30, 2015 and 2014, respectively.

3. Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2015
U.S. Treasury securities	$170,511	$15	$(3)	$170,523

Contractual Maturities
Due in one year or less	$170,511			$170,523

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2014
U.S. Treasury securities	$256,515	$2	$(31)	$256,486

Contractual Maturities
Due in one year or less	$256,515			$256,486

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
June 30, 2015
U.S. Treasury securities	$34,005	$(3)	$	NA	$	NA

December 31, 2014
U.S. Treasury securities	$205,966	$(31)	$	NA	$	NA

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. The Company did not hold any Level 2 or 3 investments as of June 30, 2015 or December 31, 2014 and did not transfer any investments between Levels 1, 2 and 3 during the six month period ended June 30, 2015.

The following table presents the Company’s financial assets by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of June 30, 2015
Short-term investments—U.S. Treasury securities	$170,523	$0	$0	$170,523

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2014
Cash equivalents – U.S. Treasury securities	$5,003	$0	$0	$5,003
Short-term investments—U.S. Treasury securities	256,486	0	0	256,486

Total	$261,489	$0	$0	$261,489

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$37,846	$35,865
Work in process	4,502	3,920
Finished goods	5,141	3,666

Total	$47,489	$43,451

The Company capitalizes ADCETRIS inventory costs. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales. The Company does not capitalize manufacturing costs for any of its other product candidates.

6. Legal Matters

In the normal course of its business, the Company may become involved in various legal proceedings. For example, Arizona State University and related entities, or Arizona State, has filed patent infringement lawsuits against the Company concerning patents owned by Arizona State. The Company believes that it has meritorious defenses to Arizona State’s claims and does not currently expect that any current legal proceedings will have a material adverse effect on the Company’s business. However, it is possible that this assessment could change in the future.

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

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of targeted therapies for the treatment of cancer. Our marketed product ADCETRIS®, or brentuximab vedotin, is an antibody-drug conjugate, or ADC, comprised of an anti-CD30 monoclonal antibody attached by a protease-cleavable linker utilizing our proprietary technology to a microtubule disrupting agent, monomethyl auristatin E (MMAE). ADCETRIS received accelerated approval in the United States in August 2011, conditional marketing authorization in the European Union in October 2012 and approval with conditions in Canada in February 2013 for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL. We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics retains commercial rights for ADCETRIS in the United States and its territories and in Canada, and Takeda has commercial rights in the rest of the world. ADCETRIS is now approved in over 55 countries and Takeda continues to pursue marketing authorizations in multiple other countries. Beyond our current labeled indications, we and Takeda have a broad development strategy for ADCETRIS evaluating its potential application in earlier lines of therapy for patients with Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, including sALCL and in other CD30-positive malignancies.

On September 29, 2014, we and Takeda announced positive top line data from our AETHERA trial, a randomized, double-blind, placebo-controlled phase 3 clinical trial that evaluated ADCETRIS versus placebo in 329 patients with Hodgkin lymphoma at risk of relapse following autologous stem cell transplant, or ASCT. The AETHERA trial met its primary endpoint with ADCETRIS treatment resulting in a statistically significant improvement in progression-free survival, or PFS, versus placebo, as assessed by an independent central review committee (hazard ratio=0.57; p-value=0.001). At the December 2014 American Society of Hematology, or ASH, annual meeting, we announced the median PFS per independent review facility was 43 months for patients who received ADCETRIS versus 24 months for patients who received placebo. A pre-specified interim analysis of overall survival, a secondary endpoint in the trial, showed no statistically significant difference between the treatment arms. Patients on both study arms with progression of Hodgkin lymphoma may have received a variety of subsequent therapies. In the placebo arm, 72 of 85 patients (85 percent) receiving subsequent therapy were treated with single agent ADCETRIS. Notably, in the ADCETRIS arm, only eight of 51 patients (16 percent) receiving subsequent therapy were treated with ADCETRIS following relapse. Further analysis of overall survival is planned when data are mature. The safety profile of ADCETRIS in the AETHERA trial was generally consistent with the existing prescribing information. The AETHERA trial provides drug safety data analyses that fulfill one of our post-approval requirements with both the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA. ADCETRIS is not currently approved in the AETHERA treatment setting. Based upon the positive PFS outcome of the AETHERA trial, we submitted a supplemental Biologics License Application, or sBLA, to the FDA to seek approval for a new indication in the AETHERA treatment setting and this sBLA was accepted for filing and designated for priority review by the FDA with a Prescription Drug User Fee Act, or PDUFA, target action date of August 18, 2015.

We and Takeda are conducting three additional phase 3 clinical trials of ADCETRIS, one in relapsed CD30-positive cutaneous T-cell lymphoma, or CTCL, called the ALCANZA trial, one in frontline advanced stage classical Hodgkin lymphoma, called the ECHELON-1 trial, and one in frontline CD30-positive MTCL, called the ECHELON-2 trial. We have entered into Special Protocol Assessment, or SPA, agreements with the FDA for the ALCANZA, ECHELON-1 and ECHELON-2 trials and we also received scientific advice from the EMA with respect to these trials. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a Biologics License Application, or BLA, submission to the FDA if the trial achieves its primary endpoints. The ECHELON-1 and ECHELON-2 trials would fulfill post-approval commitment obligations for ADCETRIS regarding drug efficacy, and positive results from either trial would form the basis for a submission to potentially convert the approval of ADCETRIS in the United States from accelerated approval to regular approval in its currently approved indications. The primary endpoint in the ALCANZA trial is overall response rate lasting at least four months in patients treated with ADCETRIS compared to that achieved with therapy in the control arm. The primary endpoint in both of the ECHELON-1 and ECHELON-2 trials is PFS per independent review facility assessment in patients treated with ADCETRIS compared to that achieved with therapy in the control arm. Given PFS estimates in our phase 1 data combining ADCETRIS with standard frontline chemotherapy regimens and the positive PFS outcome in the AETHERA trial, we and Takeda have evaluated the potential that event rates may be slower than expected in both the ECHELON-1 and ECHELON-2 trials and have discussed with appropriate regulatory agencies proposed trial modifications. In April 2015, the FDA approved proposed amendments to the SPA agreements for both trials to increase target enrollment from 1,040 to 1,240 patients in ECHELON-1 and from 300 to 450 patients in ECHELON-2. These increases in our target enrollment for these clinical trials will also extend the patient treatment phase of the trials. With these increases in target enrollment, we expect to complete enrollment in ECHELON-1 later in 2015 and to complete enrollment in ECHELON-2 in 2016. No other changes were made to the SPA agreement for either trial and our projected timeline for reporting data from both trials continues to be in the 2017 to 2018 timeframe.

In addition to ADCETRIS, our clinical-stage pipeline includes six ADC programs consisting of SGN-CD33A, SGN-CD19A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME, as well as SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology. In addition, we have multiple pre-clinical and research-stage programs that employ our proprietary technologies. We also have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Pfizer, Inc., or Pfizer; PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; and Takeda; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys; Genmab A/S, or Genmab; and Oxford BioTherapeutics Ltd., or OBT. We also recently entered into a collaboration agreement with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for cancer.

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

We recognize revenue from ADCETRIS product sales in the United States and Canada. Our future ADCETRIS product sales will be difficult to accurately predict from period to period. In this regard, our product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors, including the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, the overall level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS, and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers, particularly in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide. We believe that the level of our current ADCETRIS sales in the United States has been attributable to the incidence flow of patients eligible for treatment with ADCETRIS, which can vary significantly from period to period. Moreover, we believe that the incidence rate in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to expand ADCETRIS’ labeled indications of use. Our efforts to expand ADCETRIS’ labeled indications of use will continue to require additional time and investment in clinical trials to complete and we may not be successful. Our ability to successfully commercialize ADCETRIS and to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. We also expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development and clinical milestones by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

For the six months ended June 30, 2015, total revenues increased to $159.3 million, compared to $136.6 million for the same period in 2014. This increase was driven by increased ADCETRIS net product sales. Net product sales of ADCETRIS were $104.0 million for the six months ended June 30, 2015, compared to $83.5 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, total costs and expenses increased to $228.6 million, compared to $170.6 million for the same period in 2014. This primarily reflects increased investment in our pipeline, including the recent $25.0 million upfront technology access payment for certain cellular immunotherapy technology under our collaboration with Unum as well as amounts associated with increased legal and other administrative activities. As of June 30, 2015 and December 31, 2014, we had $249.5 million and $313.4 million in cash and short-term investments, and $179.6 million and $210.8 million in total stockholders’ equity, respectively.

Results of operations

Three and six months ended June 30, 2015 and 2014

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were as follows:

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Net product sales	$55,095	$44,782	23%	$103,981	$83,498	25%

The increase in net product sales for the three and six months ended June 30, 2015 over the comparable periods in 2014 primarily resulted from an increase in sales volume in the 2015 periods and, to a lesser extent, from the effect of price increases instituted since the 2014 periods. The increase in sales volume in 2015 was primarily driven by increased use of ADCETRIS across multiple lines of therapy for the treatment of Hodgkin lymphoma and sALCL and for treatment of other CD30-positive malignancies. The current approved label indications in the U.S. are (1) the treatment of patients with Hodgkin lymphoma after failure of autologous stem cell transplantation, or ASCT, or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) the treatment of patients with sALCL, after failure of at least one prior multi-agent chemotherapy regimen. Our ability to accelerate the rate of ADCETRIS sales growth, if at all, will be primarily dependent on our ability to expand the labeled indications.

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

Gross-to-net deductions, net of related payments and credits, are summarized as follows (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2014	$5,268	$1,618	$6,886
Provision related to current period sales	20,955	2,451	23,406
Adjustment for prior period sales	(422)	39	(383)
Payments/credits for current period sales	(17,158)	(1,960)	(19,118)
Payments/credits for prior period sales	(1,836)	(614)	(2,450)

Balance as of June 30, 2015	$6,807	$1,534	$8,341

Mandatory government discounts are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the three and six months ended June 30, 2015 over the comparable periods in 2014 as a result of price increases we instituted in mid-2014 and at the beginning of 2015 that exceeded the rate of inflation. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors.

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

Our collaboration and license agreements include contractual milestones. Generally, the milestone events contained in our collaboration and license agreements coincide with the progression of the collaborators’ product candidates from development, to regulatory approval and then to commercialization.

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

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended June 30,			Six months ended June 30,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2015	2014	% Change	2015	2014	% Change
AbbVie	$6,899	$4,397	57%	$17,849	$7,637	134%
Takeda	1,670	9,409	(82%)	6,563	16,811	(61%)
Genentech	1,710	1,908	(10%)	3,255	3,916	(17%)
Bayer	2,000	0	100%	2,001	1,500	33%
Other	2,107	478	341%	6,939	3,210	116%

Total	$14,386	$16,192	(11%)	$36,607	$33,074	11%

Revenues from our agreements with AbbVie increased during both the three and the six month periods ended June 30, 2015 from the comparable periods in 2014 as a result of milestone payments due upon AbbVie’s commencement of clinical trials for multiple product targets and increased reimbursement payments received during the 2015 periods.

Revenues earned under our ADCETRIS and ADC collaborations with Takeda decreased during both the three and six month periods ended June 30, 2015 from the comparable periods in 2014, driven by regulatory milestones achieved in the 2014 periods and a reduction in the earned portion of reimbursement funding during the 2015 periods. The lower reimbursements reflect an increase in clinical trial activity performed by Takeda as compared to the same periods in 2014.

Changes in revenues recognized from our other collaboration agreements, which include our ADC collaborations and our co-development collaborations, reflect the timing of development milestones and licensing fees.

Our collaboration and license agreement revenues are impacted by the term and duration of our collaboration agreements and by progress-dependent milestones, annual maintenance fees and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved and our ability to enter into additional collaboration and co-development agreements. We expect our collaboration and license agreement revenues in 2015 to remain relatively consistent with 2014. We expect development funding from Takeda to decrease as a result of the level of development activities expected to be performed by Takeda under the ADCETRIS collaboration. We expect the decreases in revenue from the ADCETRIS collaboration to be offset by an expected increase in the earned portion of development milestones achieved by our other collaborators. We have a significant balance of deferred revenue, representing prior payments from our collaborators that have not yet been recognized as revenue. This deferred revenue will be recognized as revenue in future periods using a time-based approach as we fulfill our performance obligations.

Collaboration Agreements

Takeda

The ADCETRIS collaboration provides for the global co-development of ADCETRIS by the companies and the commercialization of ADCETRIS by Takeda in its territory. We received a $60 million upfront payment and are entitled to receive progress-dependent milestone payments based on Takeda’s achievement of certain events related to ADCETRIS. Additionally, the companies equally co-fund the cost of development activities conducted under the collaboration. We recognize as collaboration revenue the upfront payment, progress-dependent development and regulatory milestone payments, and net development cost reimbursement payments from Takeda over the ten-year development period of the collaboration, which began in December 2009. When the performance of development activities under the collaboration results in us making a reimbursement payment to Takeda, the effect is to reduce the amount of collaboration revenue that we record. We also receive reimbursement for the cost of drug product supplied to Takeda for its use and, in some cases, pay Takeda for drug product they supply to us. The earned portion of such payments received is also reflected as a component of collaboration revenue. We expect that development activities performed by Takeda will continue to exceed activities that we perform, particularly with respect to the conduct of clinical trials of ADCETRIS.

As of June 30, 2015, total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $185 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $118 million relates to the achievement of regulatory milestones and up to approximately $60 million relates to the achievement of commercial milestones. To date, $50 million in milestones have been achieved as a result of regulatory and commercial progress by Takeda.

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

Under the collaboration agreement, we and Agensys are co-funding all development and commercialization costs for ASG-22ME and ASG-15ME, and will share equally in any profits from these product candidates.

Agensys is developing other ADC product candidates on its own, subject to paying us annual maintenance fees, milestones, royalties and support fees for research and development services and material provided under the collaboration agreement. Amounts received for product candidates being developed solely by Agensys are recognized as revenue.

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

As of June 30, 2015, our ADC collaborations and co-development agreements had generated more than $325 million, primarily in the form of upfront payments. Total milestone payments to us under our current ADC and co-development collaborations could total up to approximately $4.1 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.7 billion relates to the achievement of development milestones, approximately $1.7 billion relates to the achievement of regulatory milestones and approximately $1.7 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our collaborators. In addition, most of our current ADC collaborations are at early stages of development. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result in a collaborator abandoning or delaying development of its product candidates. As such, the milestone payments associated with our ADC and co-development collaborations involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above and it is possible that we may never receive any significant milestone payments under these collaborations.

Unum Therapeutics Co-Development Collaboration

In June 2015, we entered into a collaboration agreement with Unum to develop and commercialize novel ACTR therapies incorporating our antibodies for cancer. Under the terms of the agreement, we made an upfront payment of $25.0 million and an equity investment of $5.0 million in Unum. We and Unum will initially develop two ACTR product candidates that combine Unum’s ACTR technology with our antibodies, and we have an option to expand the collaboration to include a third ACTR product candidate upon payment of an additional fee. Unum will conduct preclinical research and clinical development activities through phase 1 and we will provide funding for these activities. We and Unum will work together to co-develop and jointly fund programs after phase 1 unless either company opts out. We and Unum will co-commercialize and share profits 50/50 on any co-developed programs in the United States. We will retain exclusive commercial rights outside of the United States, paying Unum a royalty that is a high single to mid-double digit percentage of ex-U.S. sales, if any. The potential future licensing and progress-dependent milestone payments to Unum under the collaboration may total up to $615 million across all three ACTR programs, payment of which is triggered by the achievement of development, regulatory and commercial milestones.

Royalty Revenues and Cost of Royalty Revenues

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Royalty revenues	$7,615	$7,334	4%	$18,665	$20,007	(7%)

Cost of royalty revenues	$2,639	$2,644	(0%)	$5,813	$5,108	14%

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

Royalty revenues for the three months ended June 30, 2015 were consistent with the comparable period in 2014. Royalty revenues for the six months ended June 30, 2015 decreased from the comparable period in 2014 despite increased sales in Takeda’s territory as royalty revenues for the six months ended June 30, 2014 included a $5.0 million milestone payment related to Takeda’s achievement of a sales-based target. Also, although ADCETRIS royalties are paid in U.S. dollars, the royalty amount is determined by converting the currency of sale into U.S. dollars based on exchange rates during the period. Accordingly, a stronger U.S. dollar relative to the currencies of the countries where ADCETRIS is sold has the effect of reducing royalties in U.S. dollar terms. Since the U.S. dollar strengthened during the 2015 periods, this had the impact of limiting the rate of royalty growth.

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

Cost of Sales

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Cost of sales	$5,940	$4,088	45%	$11,150	$7,752	44%

ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs and distribution and other costs. We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval of ADCETRIS by the FDA. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we track the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval is not reasonably determinable. Most of the product produced prior to FDA approval became available for us to use commercially as well as for use in research and development. A modest cost benefit is expected to continue for the remainder of 2015, but is expected to decline based on when the components of the specific drug lots sold were produced and when they are consumed. The time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ADCETRIS sales, the ultimate use of this inventory in commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. We expect total ADCETRIS cost of sales will be in the range of 10% to 12% of our net sales for the full year in 2015. Cost of sales increased during the three and six month periods ended June 30, 2015 from the comparable periods in 2014 due to an increase in net sales during the periods and, to a lesser extent, a higher average cost of product sold.

Research and development

Our research and development expenses are summarized as follows:

	Three months ended June 30,			Six months ended June 30,
Research and development ($ in thousands)	2015	2014	% Change	2015	2014	% Change
Research	$33,149	$6,162	438%	$41,162	$12,756	223%
Development and contract manufacturing	20,056	19,168	5%	43,405	38,759	12%
Clinical	32,532	28,364	15%	64,565	56,675	14%

Total research and development expenses	$85,737	$53,694	60%	$149,132	$108,190	38%

Research expenses include, among other things, personnel, occupancy and laboratory expenses and technology access fees associated with the acquisition, discovery and identification of new targeted therapies for the treatment of cancer. Research expenses also include research activities associated with our product candidates, such as pre-clinical translational biology and in vitro and in vivo studies. The increase in research expenses during the three and six month periods ended June 30, 2015 as compared to the same periods in 2014 was primarily due to a $25.0 million technology access fee related to our collaboration agreement with Unum as well as increased discovery activities in support of growing our pipeline of product candidates.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product used in research and our clinical trials and for drug product supplied to our collaborators. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase in development and contract manufacturing expenses during the three and six month periods ended June 30, 2015 as compared to the same periods in 2014 is primarily the result of increased staffing and other costs to support our growing pipeline of product candidates.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including clinical site expenses, clinical research organization charges, contractors and regulatory activities associated with conducting human clinical trials, including investigational new drug, or IND-enabling pharmacology and toxicology studies. The increase during the three and six month periods ended June 30, 2015 as compared to the same periods in 2014 reflects increases in clinical trial activity related to our product candidates, particularly SGN-CD33A and SGN-CD70A, which are in phase 1 clinical trials, and related increases in staffing.

We utilize our employee and infrastructure resources across multiple development projects as well as in our discovery and research programs. We track human resource efforts expended on many of our programs for purposes of billing our collaborators for time incurred at agreed upon rates and for resource planning. We do not account for actual costs on a project-by-project basis as it relates to our infrastructure, facility, employee and other indirect costs. We do, however, separately track significant third-party costs including clinical trial costs, manufacturing costs and other contracted service costs on a project-by-project basis.

The following table shows expenses incurred for research, contract manufacturing of our product candidates and clinical and regulatory services provided by third parties as well as pre-commercial payments for in-licensed technology for ADCETRIS and our clinical-stage product candidates. The table also presents other third-party costs and overhead consisting of personnel, facilities and other indirect costs not directly charged to these clinical-stage development programs.

	Three months ended June 30,		Six months ended June 30,		Five years ended June 30, 2015
Development program ($ in thousands)	2015	2014	2015	2014
ADCETRIS (brentuximab vedotin)	$9,351	$12,741	$22,979	$23,189	$267,506
SGN-CD33A	2,927	1,552	5,542	2,189	28,693
SGN-CD19A	1,113	2,103	2,425	4,579	30,520
SGN-LIV1A	740	545	1,428	1,102	12,440
SGN-CD70A	507	56	882	2,534	12,290
SEA-CD40	215	1,316	563	4,794	7,257
Other clinical stage programs	1,045	1,008	1,667	1,954	26,008

Total third party costs	15,898	19,321	35,486	40,341	384,714
Other costs and overhead	69,839	34,373	113,646	67,849	624,288

Total research and development	$85,737	$53,694	$149,132	$108,190	$1,009,002

Third-party costs for ADCETRIS decreased during the three month period ended June 30, 2015 from the comparable period in 2014 primarily due to a decrease in activities related to drug product supply to Takeda. Third-party costs for ADCETRIS during the six month period ended June 30, 2015 were similar to the comparable period in 2014.

Third-party costs for SGN-CD33A increased during the three and six month periods ended June 30, 2015 from the comparable periods in 2014 due to increases in clinical trial costs as more patients enrolled in the ongoing studies and drug re-supply activities as we prepared for additional clinical trials.

Third-party costs for SGN-CD19A decreased during the three and six month periods ended June 30, 2015 from the comparable periods in 2014 primarily due to the timing of drug re-supply activities, which occurred in 2014.

Third-party costs for SGN-LIV1A increased during the three and six month periods ended June 30, 2015 from the comparable periods in 2014 due to increased clinical trial costs as more patients enrolled in the ongoing study.

The development costs for product candidates accelerate in preparation for an IND submission to the FDA and then decrease until the subsequent clinical trials commence. The changes in our costs for the SGN-CD70A and SEA-CD40 programs reflect this pattern of expense.

Other costs and overhead include third-party costs of our other programs which are primarily in the pre-clinical phase and costs associated with personnel and facilities. These costs increased during the three and six month periods ended June 30, 2015 from the comparable periods in 2014 primarily due to a $25.0 million technology access fee related to our collaboration agreement with Unum as well as activities to expand our product pipeline, including manufacturing and process development activities for several pre-clinical product candidates, increases in staffing levels and the expansion of our facilities to accommodate our growth.

Our expenditures on our ADCETRIS clinical development program and on our current and future pre-clinical and other clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our product candidates toward commercialization, the product candidates are tested in numerous pre-clinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. Likewise, in order to continue to expand ADCETRIS’ labeled indications of use, we are required to conduct additional extensive clinical studies. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

Our strategy has included entering into collaborations with third parties. In these situations, the pre-clinical development or clinical development for a product candidate and the estimated completion date are largely under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

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

Selling, general and administrative

	Three months ended June 30,			Six months ended June 30,
Selling, general and administrative ($ in thousands)	2015	2014	% Change	2015	2014	% Change
Selling, general and administrative	$30,343	$25,525	19%	$62,464	$49,543	26%

Selling, general and administrative expenses increased during the three and six month periods ended June 30, 2015 from the comparable periods in 2014, primarily due to increased legal expenses and commercial activities in support of ADCETRIS and, to a lesser extent, other administrative activities including increases in staffing levels.

We anticipate that selling, general and administrative expenses will increase in 2015 compared to 2014 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations and ongoing legal matters.

Investment and other income, net

	Three months ended June 30,			Six months ended June 30,
Investment and other income, net ($ in thousands)	2015	2014	% Change	2015	2014	% Change
Investment and other income, net	$61	$53	15%	$114	$123	(7%)

Investment and other income, net reflects amounts earned on our short-term investments in U.S. Treasury securities.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	June 30, 2015	December 31, 2014
Cash, cash equivalents and investments	$249,536	$313,413
Working capital	220,362	282,093
Stockholders’ equity	179,618	210,834

	Six months ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$(73,688)	$(27,425)
Investing activities	75,411	(7,890)
Financing activities	20,363	10,030

Our combined cash, cash equivalents and investment securities decreased during the six months ended June 30, 2015 from the balance at December 31, 2014 primarily due to our net loss for the period.

The increase in net cash used in operating activities was primarily related to our net loss, including the $25.0 million upfront technology access payment under our collaboration agreement with Unum, changes in our non-cash expenses and working capital fluctuations which are highly variable. The changes in cash provided by (used in) investing activities primarily reflect differences between the proceeds received from sale and maturity of our investments and amounts reinvested. Net cash provided by financing activities resulted from the proceeds from stock option exercises and our employee stock purchase plan.

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

Our cash, cash equivalents and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of June 30, 2015, we had $249.5 million held in cash reserves or investments scheduled to mature within the next twelve months.

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

We are required to conduct additional confirmatory and safety phase 3 post-approval studies of ADCETRIS as part of our regulatory approvals. These are large studies that are being conducted over a lengthy period of time and although we have commenced these studies, based on the expected length of these studies and the inherent uncertainty of clinical trial costs, we may be required to raise additional capital in order to complete the studies, particularly as the target enrollment for certain trials has been increased. In this regard, whether we have sufficient funding to complete these studies will be partially dependent upon cash received from sales of ADCETRIS, which may not be sufficient to complete these studies. Our inability to obtain funds sufficient to complete these studies and establish confirmatory evidence of efficacy for ADCETRIS would have material adverse consequences to us, including the loss of marketing approval for ADCETRIS. These required post-approval studies will also continue to significantly increase our clinical trial expenses, which could increase our losses and/or negatively impact our ability to achieve or maintain profitability.

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

Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. In June 2015, we entered into a collaboration agreement with Unum that includes up to $615 million in contingent milestones and other contingent fees as well as royalties on future potential product sales. Except with respect to the foregoing, our future minimum contractual commitments have not changed materially from the amounts previously reported.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates during the six months ended June 30, 2015 has not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had holdings in U.S. Treasury securities totaling $170.5 million and $256.5 million as of June 30, 2015 and December 31, 2014, respectively.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.4 million in the fair value of our investments as of June 30, 2015. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.1 million over the next twelve months based on our investment balance at June 30, 2015.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the six months ended June 30, 2015, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. ADCETRIS royalties are paid in U.S. dollars. The royalty amount is determined by converting the currency of sale into U.S. dollars based on exchange rates during the period. Accordingly, a stronger U.S. dollar relative to the currencies of the countries where ADCETRIS is sold has the effect of reducing royalties in U.S. dollar terms. Our primary exposure is to fluctuations in the Euro, British Pound, Canadian Dollar and Swiss Franc. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	we may not be able to obtain and maintain regulatory approvals to market ADCETRIS for any additional indications, including for frontline Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, or otherwise expand its labeled indications of use;

•	as a result of increased target enrollments in the ECHELON-1 and ECHELON-2 trials, our ability to successfully complete these trials on a timely basis could be adversely affected, which in turn could adversely affect our ability to expand ADCETRIS’ labeled indications of use;

•	the market penetration rate of ADCETRIS may be lower, or the duration of therapy in patients in ADCETRIS’ approved indications may be shorter, than our projections;

•	we may be unable to effectively commercialize ADCETRIS in any new indications for which we receive marketing approval;

•	results from our required post-approval studies may fail to verify the clinical benefit of ADCETRIS in some or all of its approved indications, which could result in the withdrawal of ADCETRIS from the market;

•	there may be additional changes to the label for ADCETRIS, including ADCETRIS’ boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from required post-approval studies such as our ECHELON-1, ECHELON-2 or AETHERA clinical trials, or as the result of adverse events observed in these or other studies, including in investigator-sponsored studies;

•	we may not be able to establish or demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages over and side effects compared to existing and future therapeutics;

•	physicians may be reluctant to prescribe ADCETRIS until results from our required post-approval studies are available or other long term efficacy and safety data exists;

•	the estimated incidence rate of new patients in ADCETRIS’ approved indications may be lower than our projections;

•	there may be adverse results or events reported in any of the clinical trials that we and/or Takeda are conducting or may in the future conduct for ADCETRIS;

•	new competitive therapies may be approved for marketing by regulatory authorities in ADCETRIS’ labeled indications;

•	we may be unable to continue to effectively market, sell and distribute ADCETRIS;

•	ADCETRIS may receive adverse reimbursement and coverage policies from government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators or may be subject to pricing pressures enacted by industry organizations;

•	the relative price of ADCETRIS may be higher than alternative treatment options;

•	there may be changed or increased regulatory restrictions;

•	we may not have adequate financial or other resources to effectively commercialize ADCETRIS; and

•	we may not be able to obtain adequate commercial supplies of ADCETRIS to meet demand or at an acceptable cost.

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

We believe that the level of our ongoing ADCETRIS sales in the United States is largely attributable to the incidence flow of patients eligible for treatment with ADCETRIS. We also believe that the incidence rate of new patients in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and MTCL, including sALCL, and in a range of CD30-positive hematologic malignancies, including relapsed cutaneous T-cell lymphoma, or CTCL. This will continue to require additional time and investment in clinical trials and there can be no assurance that we and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications. In addition, while ADCETRIS product sales grew from 2012 to 2013 and from 2013 to 2014, and our future plans assume that sales of ADCETRIS will increase, we cannot assure you that we can maintain sales of ADCETRIS at or near current levels, or that ADCETRIS sales will continue to grow. We and Takeda have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop and obtain regulatory approval for a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies in a timely manner or at all. Even if we and Takeda receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Takeda may not be able to effectively commercialize ADCETRIS, including for the reasons set forth above. Our ability to grow ADCETRIS product sales in future periods is also dependent on price increases and we have periodically increased the price of ADCETRIS, most recently in July 2015. We cannot assure you that price increases we have taken or may take in the future will not in the future negatively affect ADCETRIS sales volumes.

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

•	customer ordering patterns for ADCETRIS, which may vary significantly from period to period;

•	the overall level of demand for ADCETRIS and the duration of therapy for patients receiving ADCETRIS;

•	the extent to which coverage and reimbursement for ADCETRIS is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers;

•	changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the government discount percentage resulting from price increases we have taken or may take in the future, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;

•	increases in the scope of eligibility for customers to purchase ADCETRIS at the discounted government price or to obtain government-mandated rebates on purchases of ADCETRIS;

•	changes in our cost of sales, including but not limited to an increase in our cost of sales as a percentage of sales in future periods as product manufactured prior to FDA approval, and therefore fully expensed, is consumed;

•	the incidence rate of new patients in ADCETRIS’ approved indications;

•	the timing, cost and level of investment in our sales and marketing efforts to support ADCETRIS sales;

•	the timing, cost and level of investment in our research and development activities involving ADCETRIS and our product candidates, including possible future in-licensing activities; and

•	expenditures we will or may incur to conduct required post-approval studies for ADCETRIS and acquire or develop additional technologies, product candidates and products.

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

Reports of adverse events or safety concerns involving ADCETRIS could delay or prevent us from obtaining or maintaining regulatory approval, or could negatively impact sales of ADCETRIS. *

Reports of adverse events or safety concerns involving ADCETRIS could interrupt, delay or halt clinical trials of ADCETRIS, including the ongoing FDA-required ADCETRIS post-approval confirmatory studies as well as the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission. For example, during 2013 concerns regarding pancreatitis caused an investigator conducting an independent study involving ADCETRIS to temporarily halt enrollment in the trial and to amend the eligibility criteria and monitoring for the trial. Subsequently, we have revised our prescribing information to add pancreatitis as a known adverse event. In addition, reports of adverse events or safety concerns involving ADCETRIS could result in regulatory authorities denying or withdrawing approval of ADCETRIS for any or all indications, including the use of ADCETRIS for the treatment of patients in its approved indications. There are no assurances that patients receiving ADCETRIS will not experience serious adverse events in the future. Further, there are no assurances that patients receiving ADCETRIS with co-morbid diseases not previously studied, such as autoimmune diseases, will not experience new or different serious adverse events in the future.

Adverse events may also negatively impact the sales of ADCETRIS. We may also be required to further update the ADCETRIS prescribing information based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, which could adversely affect ADCETRIS’ acceptance in the market, make competition easier or make it more difficult or expensive for us to distribute ADCETRIS. For example, we have revised the prescribing information for ADCETRIS to add pancreatitis, impaired hepatic function and impaired renal function as known adverse events as well as to include a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy, or PML, and death can occur in patients receiving ADCETRIS. In addition, we are currently in discussion with the FDA to update the prescribing information with respect to patients who may experience pulmonary toxicity. Further, based on the identification of future adverse events, we may be required to further revise the prescribing information, including ADCETRIS’ boxed warning, which could negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market.

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

Under the FDA’s accelerated approval regulations, the labeling, packaging, adverse event reporting, storage, advertising and promotion of ADCETRIS are subject to extensive regulatory requirements all of which may result in significant expense and limit our ability to commercialize ADCETRIS. We and the manufacturers of ADCETRIS are also required to comply with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture ADCETRIS, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with ADCETRIS, including adverse events of unanticipated severity or frequency, or problems with the facilities where ADCETRIS is manufactured, may result in restrictions on the marketing of ADCETRIS, up to and including withdrawal of ADCETRIS from the market. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

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

Clinical trials are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain.*

We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In addition, many of our future and ongoing ADCETRIS clinical trials are being or will be coordinated with Takeda, which may delay the commencement or affect the continuation or completion of these trials. We have experienced enrollment-related delays in certain of our current and previous clinical trials and will likely experience similar delays in our future trials, particularly as we attempt to enroll larger numbers of patients required for phase 3 studies of ADCETRIS that we are required to conduct, and are currently conducting, to satisfy the FDA’s post-approval requirements. We depend on medical institutions and clinical research organizations, or CROs, to conduct some of our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occur in later-stage clinical trials. For example, it is currently unknown if ADCETRIS may be safely and effectively combined with human programmed death receptor-1, or PD-1, inhibitors, including nivolumab. As a further example, during 2011 we announced that, based on a phase 1 trial combining ADCETRIS with ABVD chemotherapy, ADCETRIS should not be combined with bleomycin, one of the drugs in ABVD chemotherapy, due to increased incidence of pulmonary toxicity in the combination arm of the trial. As a result, we added a contraindication warning relating to the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive clinical trial results could negatively affect our ability to market ADCETRIS or expand into other indications. For example, although we reported positive top line data from our AETHERA trial and the FDA has accepted for filing our supplemental Biologics License Application, or sBLA, that we submitted to the FDA to seek approval for a new indication in the AETHERA treatment setting, regulatory agencies, including the FDA, or their advisors, may disagree with our interpretations of data from the AETHERA trial and may not approve the expansion of ADCETRIS’ labeled indications of use based on the results of the AETHERA trial or any other of our clinical trials. Further, given the progression-free survival, or PFS, trends in our phase 1 data combining ADCETRIS with standard chemotherapy regimens and the positive PFS outcome in the AETHERA trial, we and Takeda have evaluated the potential that event rates may be slower than expected in both the ECHELON-1 and ECHELON-2 trials and have discussed with regulatory agencies proposed trial modifications. In April 2015, the FDA approved proposed amendments to the ECHELON-1 and ECHELON-2 SPAs for both trials to increase target enrollment from 1,040 to 1,240 patients in ECHELON-1 and from 300 to 450 patients in ECHELON-2. These increases in our target enrollment for these clinical trials will also extend the patient treatment phase of the trials. Although we continue to expect the timeline for reporting data from these clinical trials to be in the 2017 to 2018 timeframe, it is possible that these trial modifications could adversely impact our ability to successfully complete the ECHELON-1 and ECHELON-2 trials on a timely basis, which in turn could adversely affect our ability to expand ADCETRIS’ labeled indications of use. Adverse medical events, including patient fatalities that may be attributable to ADCETRIS during a clinical trial, could cause a trial to be redone or terminated. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of relapsed Hodgkin lymphoma or specifically indicated for relapsed sALCL; however, Celgene’s Istodax and Spectrum Pharmaceuticals’ Folotyn are both approved for relapsed or refractory peripheral T-cell lymphoma. Compelling data have been presented involving several developing technologies, including antibody therapies that target PD-1 and CAR modified T-cell therapies, that may compete with ADCETRIS in the future. For example, the FDA recently granted breakthrough therapy designation for Bristol-Myers Squibb’s nivolumab therapy to treat patients with Hodgkin lymphoma after failure of ASCT and ADCETRIS therapy. In addition, we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib, Takeda’s alistertib, AbbVie’s ibrutinib, and Gilead’s idelalisib, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ two approved indications, including ASCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens, which represent competition for ADCETRIS.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including AbbVie, Amgen, Bayer, Biogen, Bristol-Myers Squibb, Celgene, Eisai, Genentech, Gilead, GSK, ImmunoGen, Infinity, Merck, Novartis, Pfizer, Sanofi-Aventis, Spectrum Pharmaceuticals, Takeda, Teva and Xencor are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including AstraZeneca, Bristol-Myers Squibb, ImmunoGen and Pfizer, have ADC technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than ADCETRIS or our product candidates or that would render our technology obsolete or noncompetitive. We anticipate that we will face increased competition in the future as new companies enter our market and scientific developments surrounding other cancer therapies continue to accelerate.

We are subject to various state and federal healthcare related laws and regulations that may impact our business and could subject us to significant fines and penalties.*

Our operations may be directly or indirectly subject to various state and federal healthcare laws, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws, HIPAA/HITECH, the federal civil monetary penalties statute, and the federal transparency requirements under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA. These laws may impact, among other things, the sales, marketing and education programs for ADCETRIS.

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

The federal civil and criminal false claims laws prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false claim to, or the knowing use of false statements to obtain payment from or approval by the federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease, or conceal an obligation to pay money to the federal government. PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Suits filed under the civil False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend a civil False Claims Act action. When an entity is determined to have violated the civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the Anti-Kickback Statute, PPACA amended the intent requirement of the criminal healthcare fraud statutes such that a person or entity no longer needs to have actual knowledge of the statute or intent to violate it.

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

The federal transparency requirements under PPACA require certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, and physician ownership and investment interests.

There are foreign and state law equivalents of these laws, such as anti-kickback, false claims, and data privacy and security laws, to which we are currently and may in the future, be subject. We may also be subject to state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Many of these state laws differ from each other in significant ways, thus complicating compliance efforts.

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

In order to comply with these laws, we have implemented a comprehensive compliance program to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and by promoting a culture of compliance. Although we take our obligation to maintain our compliance with these various laws and regulations seriously and our compliance program is designed to prevent the violation of these laws and regulations, if we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from government healthcare reimbursement programs and/or the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, results of operations and growth prospects. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state and foreign healthcare laws is costly and time-consuming for our management.

As we expand our operations internationally, we will be subject to an increased risk of conducting activities in a manner that violates applicable anti-bribery or anti-corruption laws. We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. These laws and regulations could create liability for us or increase our cost of doing business, any of which could have a material adverse effect on our business, results of operations and growth prospects. *

We recently have begun to expand our operations internationally. Though we are at an early stage with our international expansion, our business activities outside of the United States are subject to the FCPA, which is described above, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we currently and may in the future operate, including the U.K. Bribery Act. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with such company in order to obtain or retain business or a business advantage for such company. In the course of expanding our operations internationally, we will need to establish and expand business relationships with various third parties, such as independent contractors, distributors, vendors, advocacy groups and physicians, and we will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA, U.K. Bribery Act or similar laws of other countries that may govern our activities. Any interactions with any such parties or individuals where compensation is provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the United States are found to be in violation of the FCPA, U.K. Bribery Act or other similar laws, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, results of operations and growth prospects. We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, European Union member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Failure to comply with these laws could lead to government enforcement actions and significant penalties against us, which could have a material adverse effect on our business, results of operations and growth prospects.

We have a history of net losses. We expect to continue to incur net losses and may not achieve profitability for some time, if at all.

We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting required post-approval and other clinical trials of, and seeking additional regulatory approvals for, ADCETRIS as well as commercializing ADCETRIS for the treatment of patients in its two approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize our product candidates. Accordingly, we expect to continue to incur net losses and may not achieve profitability for some time, if at all. Although we recognize revenue from ADCETRIS product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our limited operating and commercialization history makes our future operating results difficult to predict. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

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

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols and/or related SPA agreements to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In addition, as part of the U.S. Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. In this regard, the sBLA that we submitted to the FDA to seek approval for a new indication in the AETHERA treatment was accepted for filing and designated for priority review with a PDUFA targeted action date of August 18, 2015. However, the FDA does not always meet its PDUFA targeted action dates for standard and priority BLAs and it is possible that the FDA’s review of our sBLA will not be completed within the FDA’s target timelines and may be delayed, in which case, the commercialization of ADCETRIS in the AETHERA treatment setting may be delayed, perhaps substantially. Due to these and other factors, ADCETRIS could take a significantly longer time to gain regulatory approval in additional indications than we expect or may never gain regulatory approval, which could delay or eliminate any potential product revenue from sales of ADCETRIS in any additional indications, which could significantly delay or prevent us from achieving profitability.

We depend on collaborative relationships with other companies to assist in the research and development of ADCETRIS and, in other situations, for the development and commercialization of product candidates utilizing or incorporating our technologies. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, this may negatively affect our ability to commercialize ADCETRIS and/or generate revenues through technology licensing, or may otherwise negatively affect our business.*

We have established and intend to continue to establish collaborations with third parties to develop and market ADCETRIS and some of our current and future product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada. We also have ADC collaborations with AbbVie, Bayer, Celldex, Genentech, GSK, Pfizer, Progenics and Takeda, and ADC co-development agreements with Agensys, Genmab and OBT. In addition, in June 2015, we entered into a collaboration agreement with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel ACTR therapies incorporating our antibodies for cancer.

Under certain conditions, our collaborators may terminate their agreements with us and discontinue use of our technologies. In addition, we cannot control the amount and timing of resources our collaborators may devote to products utilizing or incorporating our technology. Moreover, our relationships with our collaborators may divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators. Even if our collaborators continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our collaborators may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. If Takeda or any of our ADC collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, reimbursement of development costs, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. In particular, if Takeda were to terminate the ADCETRIS collaboration, we would not receive milestone payments, co-funded development payments or royalties for the sale of ADCETRIS outside the United States and Canada. As a result of such termination, we may have to engage another collaborator to complete the ADCETRIS development process and to commercialize ADCETRIS outside the United States and Canada, or to complete the development process and undertake commercializing ADCETRIS outside the United States and Canada ourselves, either of which could significantly delay the continued development and commercialization of ADCETRIS and increase our costs. In turn, this could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing ADCETRIS, which are now being co-funded by Takeda. In addition, under our collaboration agreement with Unum, we will rely solely on Unum to conduct preclinical research and clinical development activities with respect to the initial two ACTR product candidates that combine Unum’s ACTR technology with our antibodies through phase 1 with funding from us. Any failure on the part of Unum to initiate or complete these research and clinical development activities, or negative or inclusive results arising from such activities, could adversely affect the development of the ACTR product candidates under the collaboration, and we could otherwise fail to receive any future return on our investment in the collaboration. Furthermore, if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates or collaboration product candidates, we and/or our collaborators may be unable to commercialize these product candidates, which would limit our ability to generate revenue and become profitable. In the future, we may not be able to locate third-party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.

Healthcare law and policy changes, based on recently enacted legislation, may have a material adverse effect on us.*

In March 2010, the PPACA became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry include increased Medicaid rebates, expanded Medicaid eligibility, extension of Public Health Service eligibility, annual fees payable by manufacturers and importers of branded prescription drugs, annual reporting of financial relationships with physicians and teaching hospitals, and a new Patient-Centered Outcomes Research Institute. Many of these provisions have had the effect of reducing the revenue generated by our sales of ADCETRIS and will have the effect of reducing any revenue generated by sales of any future commercial products we may have. In addition, we anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, which may harm our business. For example, increased discounts, rebates or chargebacks may be mandated by governmental or private insurers or fee caps and pricing pressures enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our products, including ADCETRIS. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, although ADCETRIS is approved in two indications in the European Union, Japan and other countries, government austerity measures or further healthcare reform measures in other countries could adversely affect demand and pricing for ADCETRIS, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda.

To date, we have depended on a small number of collaborators for a substantial portion of our revenue. The loss of any one of these collaborators could result in a material decline in our revenue.*

We have collaborations with a limited number of companies. To date, a substantial portion of our revenue has resulted from payments made under agreements with our corporate collaborators, and although ADCETRIS sales currently comprise a greater proportion of our revenue, we expect that a portion of our revenue will continue to come from corporate collaborations. Even though ADCETRIS received regulatory approval in the United States, our revenues will still depend in part on Takeda’s ability and willingness to market the approved product outside of the United States and Canada. The loss of our collaborators, especially Takeda, or the failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our financial performance. Payments under our existing and future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

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

Risks associated with operating in foreign countries could materially adversely affect our business.*

We recently have begun to expand our operations internationally, and we currently have subsidiaries in the U.K., Switzerland and Canada. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	diverse regulatory, financial and legal requirements, and any future changes to such requirements, in one or more countries where we are located or do business;

•	applicable trade laws, tariffs, export quotas, custom duties or other trade restrictions and any changes to them;

•	economic weakness, including inflation, or political or economic instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•	liabilities for activities of, or related to, our international operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States; and

•	laws and regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.

These and other risks described elsewhere in these risk factors associated with expanding our international operations could materially adversely affect our business.

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

Risks Related to Our Stock

Our stock price is volatile and our shares may suffer a decline in value.*

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the second quarter of 2015, our closing stock price fluctuated between $34.03 and $49.63 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

Our existing stockholders have significant control of our management and affairs.*

        Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 61.2 percent of our voting power as of July 27, 2015. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6.	Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	10-Q	333-50266	3.2	08/12/2003

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

10.1	Amended and Restated 2000 Employee Stock Purchase Plan, effective May 15, 2015.	S-8	333-204331	99.1	05/20/2015

10.2+†	Eighth Amendment to Development and Supply Agreement dated July 7, 2015 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	—	—	—	—

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: July 30, 2015

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	10-Q	333-50266	3.2	08/12/2003

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

10.1	Amended and Restated 2000 Employee Stock Purchase Plan, effective May 15, 2015.	S-8	333-204331	99.1	05/20/2015

10.2+†	Eighth Amendment to Development and Supply Agreement dated July 7, 2015 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	—	—	—	—

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.