Form 10-Q
period 2015-09-30
SEATTLE GENETICS INC /WA
filed 2015-10-30
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 27, 2015, there were 139,480,932 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$614,074	$56,927
Short-term investments	122,380	256,486
Accounts receivable, net	63,498	39,248
Inventories	44,515	43,451
Prepaid expenses and other current assets	8,303	11,874

Total current assets	852,770	407,986
Property and equipment, net	44,679	46,129
Other non-current assets	9,891	4,850

Total assets	$907,340	$458,965

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$76,756	$77,681
Current portion of deferred revenue	51,505	48,212

Total current liabilities	128,261	125,893

Long-term liabilities
Deferred revenue, less current portion	78,978	117,648
Deferred rent and other long-term liabilities	3,863	4,590

Total long-term liabilities	82,841	122,238

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 139,462 shares issued and outstanding at September 30, 2015 and 123,973 shares issued and outstanding at December 31, 2014	139	124
Additional paid-in capital	1,598,166	1,017,182
Accumulated other comprehensive income (loss)	6	(29)
Accumulated deficit	(902,073)	(806,443)

Total stockholders’ equity	696,238	210,834

Total liabilities and stockholders’ equity	$907,340	$458,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Net product sales	$59,059	$48,209	$163,040	$131,707
Collaboration and license agreement revenues	15,311	19,501	51,918	52,575
Royalty revenues	9,702	8,143	28,367	28,150

Total revenues	84,072	75,853	243,325	212,432

Costs and expenses
Cost of sales	6,625	4,725	17,775	12,477
Cost of royalty revenues	3,473	2,901	9,286	8,009
Research and development	70,790	58,510	219,922	166,700
Selling, general and administrative	29,684	25,342	92,148	74,885

Total costs and expenses	110,572	91,478	339,131	262,071

Loss from operations	(26,500)	(15,625)	(95,806)	(49,639)
Investment and other income, net	62	59	176	182

Net loss	$(26,438)	$(15,566)	$(95,630)	$(49,457)

Net loss per share—basic and diluted	$(0.21)	$(0.13)	$(0.76)	$(0.40)

Shares used in computation of net loss per share—basic and diluted	127,667	123,591	125,693	123,234

Comprehensive loss:
Net loss	$(26,438)	$(15,566)	$(95,630)	$(49,457)
Other comprehensive income (loss):
Foreign currency translation loss	(9)	0	(9)	0
Unrealized gain (loss) on securities available for sale	3	(255)	44	512

Total other comprehensive income (loss)	(6)	(255)	35	512

Comprehensive loss	$(26,444)	$(15,821)	$(95,595)	$(48,945)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2015	2014
Operating activities
Net loss	$(95,630)	$(49,457)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	28,720	29,018
Depreciation and amortization	10,760	9,108
Amortization of premiums and accretion of discounts	1,009	665
Deferred rent and other long-term liabilities	(727)	(629)
Changes in operating assets and liabilities
Accounts receivable, net	(24,250)	(14,309)
Inventories	(1,064)	(10,468)
Prepaid expenses and other assets	2,945	(1,201)
Accounts payable and accrued liabilities	(633)	10,054
Deferred revenue	(35,377)	(11,997)

Net cash used in operating activities	(114,247)	(39,216)

Investing activities
Purchases of securities available for sale	(177,064)	(331,079)
Proceeds from maturities of securities available for sale	280,200	351,200
Proceeds from sales of securities available for sale	30,005	0
Purchases of property and equipment	(9,026)	(9,781)
Purchase of cost-method investment	(5,000)	0

Net cash provided by investing activities	119,115	10,340

Financing activities
Net proceeds from issuance of common stock	526,618	0
Proceeds from exercise of stock options and employee stock purchase plan	25,661	14,928

Net cash provided by financing activities	552,279	14,928

Net increase (decrease) in cash and cash equivalents	557,147	(13,948)
Cash and cash equivalents at beginning of period	56,927	64,116

Cash and cash equivalents at end of period	$614,074	$50,168

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Non-cash investing activities

The Company had $1.3 million and $1.6 million of accrued capital expenditures as of September 30, 2015 and December 31, 2014, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have been included in the condensed consolidated statements of cash flows in the periods paid.

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

If there are continuing performance obligations, the Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the pre-commercial deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company believes that the development period in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement. These performance obligation periods currently range from one to fourteen years and all of the remaining performance obligation periods will be completed in five years or less. When no performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Generally, all amounts received or due other than sales-based milestones and royalties are classified as collaboration and license agreement revenues as they are earned. Sales-based milestones and royalties are recognized as royalty revenue as they are reported to the Company.

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

Consolidation and Foreign Currency

The net assets of international subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recognized in other comprehensive income. The earnings of these subsidiaries are translated into U.S. dollars using average exchange rates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to the Company’s fiscal year beginning January 1, 2018. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

2. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all unvested restricted stock units and options to purchase common stock from the calculation of diluted net loss per share as such securities are anti-dilutive for all periods presented. The weighted-average number of unvested restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 11,625,000 and 11,790,000 for the three months ended September 30, 2015 and 2014, and 11,743,000 and 11,622,000 for the nine months ended September 30, 2015 and 2014, respectively.

3. Common Stock

In September 2015, the Company completed an underwritten public offering of 13,463,415 shares of its common stock at a public offering price of $41.00 per share. The offering resulted in net proceeds to the Company of approximately $526.6 million, after deducting underwriting discounts and commissions and other offering expenses.

4. Short-term Investments

Short-term investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2015
U.S. Treasury securities	$122,365	$17	$(2)	$122,380

Contractual Maturities
Due in one year or less	$122,365			$122,380

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2014
U.S. Treasury securities	$256,515	$2	$(31)	$256,486

Contractual Maturities
Due in one year or less	$256,515			$256,486

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
September 30, 2015
U.S. Treasury securities	$34,076	$(2)	$	NA	$	NA

December 31, 2014
U.S. Treasury securities	$205,966	$(31)	$	NA	$	NA

5. Fair Value

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. The Company did not hold any Level 2 or 3 investments as of September 30, 2015 or December 31, 2014 and did not transfer any investments between Levels 1, 2 and 3 during the nine month period ended September 30, 2015. The following table presents the Company’s financial assets by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of September 30, 2015
Short-term investments—U.S. Treasury securities	$122,380	$0	$0	$122,380

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2014
Cash equivalents – U.S. Treasury securities	$5,003	$0	$0	$5,003
Short-term investments—U.S. Treasury securities	256,486	0	0	256,486

Total	$261,489	$0	$0	$261,489

6. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$40,819	$35,865
Work in process	626	3,920
Finished goods	3,070	3,666

Total	$44,515	$43,451

The Company capitalizes ADCETRIS inventory costs. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales. The Company does not capitalize manufacturing costs for any of its other product candidates.

7. Legal Matters

In the normal course of its business, the Company may become involved in various legal proceedings. For example, Arizona State University and related entities filed patent infringement lawsuits in the United States and in Italy against the Company, and in Italy and France against Takeda, the Company’s licensee of rights to ADCETRIS outside the U.S. and Canada, concerning certain patents owned by Arizona State University. In August 2015, the lawsuit in the United States against the Company was dismissed by the U.S. District Court of Arizona. In September 2015, the Company, Takeda and Arizona State University and their related entities entered into an agreement to fully and finally settle all remaining claims and disputes between the parties throughout the world, including proceedings asserting European patent rights owned by Arizona State University.

8. Collaboration and license agreements

Unum Therapeutics Co-Development Collaboration

In June 2015, the Company entered into an agreement with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies for cancer. Under the terms of the agreement, the Company made an upfront payment of $25.0 million and an equity investment of $5.0 million in Unum. The Company and Unum will initially develop two ACTR products incorporating the Company’s antibodies, and the Company has an option to expand the collaboration to include a third ACTR product upon payment of an additional fee. Unum will conduct preclinical research and clinical development activities through phase 1 and the Company will provide funding for these activities. The Company and Unum will work together to co-develop and jointly fund programs after phase 1 unless either company opts out. The Company and Unum will co-commercialize and share profits 50/50 on any co-developed programs in the United States. The Company will retain exclusive commercial rights outside of the United States, paying Unum a royalty that is a high single digit to mid-teens percentage of ex-U.S. sales. The potential future licensing and progress-dependent milestone payments to Unum under the collaboration may total up to $615 million across all three ACTR programs, payment of which is triggered by the achievement of development, regulatory and commercial milestones.

9. Income taxes

In May 2015, the Company licensed certain intellectual property rights related to its non-partnered clinical programs to its wholly-owned subsidiary in Switzerland. Although the license of these intellectual property rights did not result in any gain or loss in the condensed consolidated statements of comprehensive loss, the transaction did generate a gain for U.S. federal income tax purposes. The Company will utilize available net operating loss carryforwards to offset the gain.

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

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of targeted therapies for the treatment of cancer. Our marketed product ADCETRIS®, or brentuximab vedotin, is an antibody-drug conjugate, or ADC, comprised of an anti-CD30 monoclonal antibody attached by a protease-cleavable linker utilizing our proprietary technology to a microtubule disrupting agent, monomethyl auristatin E (MMAE). ADCETRIS is now approved for two indications, relapsed Hodgkin lymphoma and relapsed systemic anaplastic large cell lymphoma, or sALCL, in more than 55 countries around the world, including the United States, Canada, the European Union and Japan. We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics retains commercial rights for ADCETRIS in the United States and its territories and in Canada, and Takeda has commercial rights in the rest of the world.

On August 17, 2015, the U.S. Food and Drug Administration, or FDA, approved ADCETRIS in a third indication for the treatment of patients with classical Hodgkin lymphoma at high risk of relapse or progression as post-autologous hematopoietic stem cell transplantation, or auto-HSCT, consolidation. The approval was based on a phase 3 clinical trial, called the AETHERA trial, that was designed to compare one year of ADCETRIS therapy following auto-HSCT to placebo. The FDA deemed that the results of the AETHERA trial also supported conversion of the U.S. approval in relapsed Hodgkin lymphoma to regular approval, and fulfilled a post-approval commitment to provide additional data with respect to the safety and tolerability of ADCETRIS in this setting.

Beyond our current labeled indications, we and Takeda have a broad development strategy for ADCETRIS evaluating its potential application in earlier lines of therapy for patients with Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, including sALCL, and in other CD30-positive malignancies. We and Takeda are conducting three additional phase 3 clinical trials of ADCETRIS: ALCANZA, ECHELON-1 and ECHELON-2. All of these trials are being conducted under Special Protocol Assessment, or SPA, agreements with the FDA and pursuant to scientific advice Takeda received from the European Medicines Agency. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a Biologics License Application, or BLA, submission to the FDA if the trial achieves its primary endpoints. The specifics of these trials are as follows:

ALCANZA. This is a phase 3 randomized trial comparing ADCETRIS to either methotrexate or bexarotene in 132 patients with CD30-expressing cutaneous T-cell lymphoma, or CTCL, who have previously failed at least one systemic therapy. The primary endpoint of the trial is overall response rate with at least four months duration. We completed enrollment of this trial during September 2015, and expect to report data in the second half of 2016.

ECHELON-1. This is a phase 3 randomized trial evaluating the frontline standard of care, ABVD (adriamycin, bleomycin, vinblastine and dacarbazine), versus ADCETRIS plus AVD (removing bleomycin from the regimen) in newly diagnosed classical Hodgkin lymphoma patients. The primary endpoint of this trial is progression-free survival, or PFS, per independent review facility assessment. We completed target patient enrollment of approximately 1,300 patients in this trial during October 2015, and expect to report data in the 2017 to 2018 timeframe.

ECHELON-2. This is a phase 3 randomized trial evaluating the frontline standard of care, CHOP (cyclophosphamide, adriamycin, vincristine and prednisone) versus ADCETRIS plus CHP (removing vincristine from the regimen) in newly diagnosed mature T-cell lymphoma, or MTCL, patients. The primary endpoint of this trial is PFS per independent review facility assessment. We expect to complete enrollment of approximately 450 patients in this trial during 2016, and expect to report data in the 2017 to 2018 timeframe. Positive results from this trial would fulfill post-approval commitment obligations for ADCETRIS regarding drug efficacy and could form the basis for a submission to convert the approval of ADCETRIS in the United States from accelerated approval to regular approval in its currently approved relapsed sALCL indication.

In addition to ADCETRIS, our clinical-stage pipeline includes six ADC programs consisting of SGN-CD33A, SGN-CD19A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME, as well as an immuno-oncology agent called SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology. In addition, we have multiple pre-clinical and research-stage programs that employ our proprietary technologies, including SGN-CD19B and SGN-CD123A, two preclinical ADC product candidates that we expect to enter clinical trials during 2016.

We have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Pfizer, Inc., or Pfizer; PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; and Takeda; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys; Genmab A/S, or Genmab; and Oxford BioTherapeutics Ltd., or OBT. We also recently entered into a collaboration agreement with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for cancer.

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

        We recognize revenue from ADCETRIS product sales in the United States and Canada. Our future ADCETRIS product sales will be difficult to accurately predict from period to period. In this regard, our product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors, including the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, the overall level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS, and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers, particularly in an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide, including with respect to the recent negative publicity being paid to drug-pricing strategies by pharmaceutical companies. We believe that the level of our current ADCETRIS sales in the United States has been attributable to the incidence flow of patients eligible for treatment with ADCETRIS, which can vary significantly from period to period. Moreover, we believe that the incidence rate in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. In addition, we expect only modest sales growth in the near term as a result of the recent FDA approval of ADCETRIS for post-auto-HSCT consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression, subject to our ability to effectively commercialize ADCETRIS in this indication. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to continue to expand ADCETRIS’ labeled indications of use. Our efforts to continue to expand ADCETRIS’ labeled indications of use will continue to require additional time and investment in clinical trials to complete and we may not be successful. Our ability to successfully commercialize ADCETRIS and to continue to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. We also expect that amounts earned from our collaboration agreements, including royalties, will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development, clinical and commercial success by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

For the nine months ended September 30, 2015, total revenues increased to $243.3 million, compared to $212.4 million for the same period in 2014. This increase was driven by ADCETRIS net product sales that increased to $163.0 million for the nine months ended September 30, 2015, compared to $131.7 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, total costs and expenses increased to $339.1 million, compared to $262.1 million for the same period in 2014.

This primarily reflects increased investment in our pipeline, including the $25.0 million upfront technology access payment for certain cellular immunotherapy technology under our collaboration with Unum as well as amounts associated with increased legal and other administrative activities. As of September 30, 2015 and December 31, 2014, we had $736.5 million and $313.4 million in cash and short-term investments, and $696.2 million and $210.8 million in total stockholders’ equity, respectively, which increases reflect the net proceeds from our underwritten public offering completed in September 2015.

Results of operations

Three and nine months ended September 30, 2015 and 2014

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Net product sales	$59,059	$48,209	23%	$163,040	$131,707	24%

The increase in net product sales for the three and nine months ended September 30, 2015 over the comparable periods in 2014 primarily resulted from an increase in sales volume in the 2015 periods and, to a lesser extent, from the effect of price increases. The increase in sales volume in 2015 was primarily driven by increased use of ADCETRIS across multiple lines of therapy for the treatment of Hodgkin lymphoma and sALCL and for treatment of other CD30-positive malignancies. The current approved label indications in the U.S. are (1) the treatment of patients with classical Hodgkin lymphoma after failure of auto-HSCT or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not auto-HSCT candidates, (2) the treatment of patients with sALCL, after failure of at least one prior multi-agent chemotherapy regimen and (3) the treatment of patients with classical Hodgkin lymphoma at high risk of relapse or progression as post-auto-HSCT consolidation. Our ability to accelerate the rate of ADCETRIS sales growth, if at all, will be primarily dependent on our ability to continue to expand the labeled indications of use. In this regard, we expect only modest sales growth in the near term as a result of the recent FDA approval of ADCETRIS for post-auto-HSCT consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression. However, our ability to realize this growth is dependent on our ability to drive market acceptance of ADCETRIS in this indication.

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

Gross-to-net deductions, net of related payments and credits, are summarized as follows (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2014	$5,268	$1,618	$6,886
Provision related to current period sales	34,025	3,863	37,888
Adjustment for prior period sales	(630)	39	(591)
Payments/credits for current period sales	(29,014)	(2,841)	(31,855)
Payments/credits for prior period sales	(2,337)	(614)	(2,951)

Balance as of September 30, 2015	$7,312	$2,065	$9,377

Mandatory government discounts are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. The discount percentage increased during the three and nine months ended September 30, 2015 over the comparable periods in 2014 as a result of recent price increases that exceeded the rate of inflation. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors.

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

If there are continuing performance obligations, we use a time-based proportional performance model to recognize revenue over our performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the pre-commercial deliverables under our collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. We believe that the development period in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement. These performance obligation periods currently range from one to fourteen years and all of the remaining performance obligation periods will be completed in five years or less. When we have no further performance obligations or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Generally, all amounts received or due other than sales-based milestones and royalties are classified as collaboration and license agreement revenues as they are earned. Sales-based milestones and royalties are recognized as royalty revenue as they are reported to us.

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

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Collaboration and license agreement revenues by collaborator ($ in thousands)	2015	2014	% Change	2015	2014	% Change
AbbVie	$7,054	$2,923	141%	$24,903	$10,560	136%
Takeda	5,368	9,007	(40%)	11,930	25,818	(54%)
Genentech	1,390	1,382	1%	4,645	5,298	(12%)
Bayer	1	3,000	(100%)	2,002	4,500	(56%)
Other	1,498	3,189	(53%)	8,438	6,399	32%

Total	$15,311	$19,501	(21%)	$51,918	$52,575	(1%)

Revenues from our agreements with AbbVie increased during both the three and the nine month periods ended September 30, 2015 from the comparable periods in 2014 as a result of milestone payments due upon AbbVie’s commencement of clinical trials for multiple product targets and increased reimbursement payments received during the 2015 periods.

Revenues earned under our ADCETRIS and ADC collaborations with Takeda decreased during both the three and nine month periods ended September 30, 2015 from the comparable periods in 2014, driven by regulatory milestones achieved in the 2014 periods and a reduction in the earned portion of reimbursement funding during the 2015 periods. The lower reimbursements under our ADCETRIS collaboration reflect an increase in clinical trial activity performed by Takeda as compared to the same periods in 2014.

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

Collaboration Agreements

Takeda

The ADCETRIS collaboration provides for the global co-development of ADCETRIS by the companies and the commercialization of ADCETRIS by Takeda in its territory. We received a $60 million upfront payment and are entitled to receive progress-dependent milestone payments based on Takeda’s achievement of certain events related to ADCETRIS. Additionally, the companies equally co-fund the cost of development activities conducted under the collaboration. We recognize as collaboration revenue the upfront payment, progress-dependent development and regulatory milestone payments, and net development cost reimbursement payments from Takeda over the ten-year development period of the collaboration, which began in December 2009. When the performance of development activities under the collaboration results in us making a reimbursement payment to Takeda, the effect is to reduce the amount of collaboration revenue that we record. This was the primary cause of the decrease in Takeda collaboration revenues during the three and nine month periods ended September 30, 2015. We also receive reimbursement for the cost of drug product supplied to Takeda for its use and, in some cases, pay Takeda for drug product they supply to us. The earned portion of net collaboration payments is reflected as a component of collaboration revenue. We expect that development activities performed by Takeda will continue to exceed activities that we perform for the remainder of 2015, particularly with respect to the conduct of clinical trials of ADCETRIS.

As of September 30, 2015, total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $185 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $118 million relates to the achievement of regulatory milestones and up to approximately $60 million relates to the achievement of commercial milestones. To date, $50 million in milestones have been achieved as a result of regulatory and commercial progress by Takeda.

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

As of September 30, 2015, our ADC collaborations and co-development agreements had generated more than $325 million, primarily in the form of upfront payments. Total milestone payments to us under our current ADC and co-development agreements could total up to approximately $4.3 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.7 billion relates to the achievement of development milestones, approximately $1.7 billion relates to the achievement of regulatory milestones and approximately $1.9 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our collaborators. In addition, most of our current ADC collaborations are at early stages of development. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result in a collaborator abandoning or delaying development of its product candidates. As such, the milestone payments associated with our ADC and co-development collaborations involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above and it is possible that we may never receive any significant milestone payments under these collaborations.

Unum Therapeutics Co-Development Collaboration

In June 2015, we entered into a collaboration agreement with Unum to develop and commercialize novel ACTR therapies incorporating our antibodies for cancer. Under the terms of the agreement, we made an upfront payment of $25.0 million and an equity investment of $5.0 million in Unum. We and Unum will initially develop two ACTR product candidates that combine Unum’s ACTR technology with our antibodies, and we have an option to expand the collaboration to include a third ACTR product candidate upon payment of an additional fee. Unum will conduct preclinical research and clinical development activities through phase 1 and we will provide funding for these activities. We and Unum will work together to co-develop and jointly fund programs after phase 1 unless either company opts out. We and Unum will co-commercialize and share profits 50/50 on any co-developed programs in the United States. We will retain exclusive commercial rights outside of the United States, paying Unum a royalty that is a high single digit to mid-teens percentage of ex-U.S. sales, if any. The potential future licensing and progress-dependent milestone payments to Unum under the collaboration may total up to $615 million across all three ACTR programs, payment of which is triggered by the achievement of development, regulatory and commercial milestones.

Royalty Revenues and Cost of Royalty Revenues

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Royalty revenues	$9,702	$8,143	19%	$28,367	$28,150	1%

Cost of royalty revenues	$3,473	$2,901	20%	$9,286	$8,009	16%

Royalty revenues primarily reflect royalties paid to us by Takeda under the ADCETRIS collaboration. These royalties include commercial sales-based milestones and sales royalties, which are based on a percentage of Takeda’s net sales at rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears a portion of third-party royalty costs owed on sales of ADCETRIS in its territory. This amount is included in our royalty revenues. Cost of royalty revenues reflect amounts owed to our third-party licensors related to the sale of ADCETRIS in Takeda’s territory.

Royalty revenues for the three months ended September 30, 2015 increased from the comparable period in 2014 as Takeda continues to develop its markets and obtain regulatory approvals in additional countries. Royalty revenues for the nine months ended September 30, 2014 included a $5 million milestone payment recognized in early 2014 related to Takeda achieving a one-time sales-based milestone target; however, sales of ADCETRIS by Takeda in its territory increased in the 2015 period. Takeda’s international sales of ADCETRIS are converted to U.S. dollars for purposes of determining the amount of royalty paid to us and is therefore subject to foreign currency volatility. The U.S. dollar strengthened during the 2015 periods which limited the rate of royalty growth year over year.

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

Cost of Sales

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
Cost of sales	$6,625	$4,725	40%	$17,775	$12,477	42%

ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs and distribution and other costs. We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval of ADCETRIS by the FDA in 2011. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we track the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval is not reasonably determinable. Most of the product produced prior to FDA approval, and therefore fully expensed, became available for us to use commercially as well as for use in research and development. In this regard, a modest cost benefit is expected to continue for the remainder of 2015, but is expected to decline based on when the components of the specific drug lots sold were produced and when they are consumed. The time period over which this reduced-cost inventory is consumed will depend on a number of factors, including the amount of future ADCETRIS sales, the ultimate use of this inventory in commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. We expect total ADCETRIS cost of sales will be in the range of 10% to 12% of our net sales for the full year in 2015. Cost of sales increased during the three and nine month periods ended September 30, 2015 from the comparable periods in 2014 due to an increase in sales volume and, to a lesser extent, a higher average cost of product sold.

Research and development

Our research and development expenses are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Research and development ($ in thousands)	2015	2014	% Change	2015	2014	% Change
Research	$8,435	$7,439	13%	$49,597	$20,195	146%
Development and contract manufacturing	25,384	21,419	19%	68,789	60,178	14%
Clinical	36,971	29,652	25%	101,536	86,327	18%

Total research and development expenses	$70,790	$58,510	21%	$219,922	$166,700	32%

Research expenses include, among other things, personnel, occupancy and laboratory expenses and technology access fees associated with the acquisition, discovery and identification of new targeted therapies for the treatment of cancer. Research expenses also include research activities associated with our product candidates, such as pre-clinical translational biology and in vitro and in vivo studies. The increase in research expenses during the three and nine month periods ended September 30, 2015 as compared to the same periods in 2014 relates to increased discovery activities in support of growing our pipeline of product candidates. Additionally, the increase for the nine month period ended September 30, 2015 from the comparable period in 2014 reflects a $25.0 million technology access fee related to our collaboration agreement with Unum.

Development and contract manufacturing expenses include personnel and occupancy expenses and external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product used in research and our clinical trials and for drug product supplied to our collaborators. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase in development and contract manufacturing expenses during the three and nine month periods ended September 30, 2015 as compared to the same periods in 2014 was primarily the result of increased staffing and other costs to support our growing pipeline of product candidates.

Clinical expenses include personnel expenses, travel, occupancy costs and external clinical trial costs including clinical site expenses, clinical research organization charges, contractors and regulatory activities associated with conducting human clinical trials, including investigational new drug, or IND-enabling pharmacology and toxicology studies. The increase during the three and nine month periods ended September 30, 2015 as compared to the same periods in 2014 reflects increases in clinical trial activity related to our product candidates and related increases in staffing.

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

	Three months ended September 30,		Nine months ended September 30,		Five years ended September 30, 2015
Development program ($ in thousands)	2015	2014	2015	2014
ADCETRIS (brentuximab vedotin)	$15,901	$14,560	$38,880	$37,749	$267,795
SGN-CD33A	4,503	2,759	10,045	4,948	33,196
SGN-CD19A	1,382	1,074	3,807	5,653	31,564
SGN-LIV1A	621	525	2,049	1,627	13,061
SGN-CD70A	526	729	1,408	3,263	12,816
SEA-CD40	385	670	948	5,464	7,642
Other clinical stage programs	1,621	943	3,288	2,897	27,629

Total third party costs	24,939	21,260	60,425	61,601	393,703
Other costs and overhead	45,851	37,250	159,497	105,099	641,802

Total research and development	$70,790	$58,510	$219,922	$166,700	$1,035,505

Third-party costs for ADCETRIS increased during the three and nine month periods ended September 30, 2015 from the comparable periods in 2014 primarily due to an increase in costs related to clinical trials.

Third-party costs for SGN-CD33A increased during the three and nine month periods ended September 30, 2015 from the comparable periods in 2014 due to increases in clinical trial costs. Additionally, costs increased during the nine month period ended September 30, 2015 from the comparable period in 2014 due to drug re-supply activities as we prepare for additional clinical trials.

Third-party costs for SGN-CD19A increased during the three month period ended September 30, 2015 from the comparable period in 2014 due to increases in clinical trial costs. Third party costs decreased for the nine month period ended September 30, 2015 from the comparable period in 2014 primarily due to the timing of drug re-supply activities, which occurred in 2014.

Third-party costs for SGN-LIV1A increased during the three and nine month periods ended September 30, 2015 from the comparable periods in 2014 due to increased clinical trial costs as more patients enrolled in the ongoing study.

The development costs for product candidates accelerate in preparation for an IND submission to the FDA and then decrease until the subsequent clinical trials commence. The changes in our costs for the SGN-CD70A and SEA-CD40 programs reflect this pattern of expense.

Other costs and overhead include third-party costs of our other programs which are primarily in the pre-clinical phase and costs associated with personnel and facilities. These costs increased during the three and nine month periods ended September 30, 2015 from the comparable periods in 2014 primarily due to a $25.0 million technology access fee related to our collaboration agreement with Unum as well as activities to expand our product pipeline, including manufacturing and process development activities for several pre-clinical product candidates, increases in staffing levels and the expansion of our facilities to accommodate our growth.

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

Reports of adverse events or safety concerns involving ADCETRIS and our product candidates could interrupt, delay or halt clinical trials of ADCETRIS and our product candidates, including the ADCETRIS post-approval confirmatory study that is required as a condition to our U.S. sALCL regulatory approval.

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

We anticipate that our total research and development expenses in 2015 will increase compared to 2014 due to increased clinical trial expenses for ADCETRIS related to studies to evaluate other potential uses of ADCETRIS, one of which is a required post-approval confirmatory study, and as a result of amounts incurred to continue the development of our product candidates. Certain ADCETRIS development activities, including some clinical studies, will be conducted by Takeda, the costs of which are not reflected in our research and development expenses. Because of these and other factors, expenses will fluctuate based upon many factors, including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

Selling, general and administrative

	Three months ended September 30,			Nine months ended September 30,
Selling, general and administrative ($ in thousands)	2015	2014	% Change	2015	2014	% Change
Selling, general and administrative	$29,684	$25,342	17%	$92,148	$74,885	23%

Selling, general and administrative expenses increased during the three and nine month periods ended September 30, 2015 from the comparable periods in 2014 due to increased commercial activities in support of ADCETRIS and other administrative activities including increases in staffing levels. Additionally, for the nine month period ended September 30, 2015, legal expenses increased from the comparable period in 2014 related to our recently settled legal matters.

We anticipate that selling, general and administrative expenses will increase in 2015 compared to 2014 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations and recently settled legal matters.

Investment and other income, net

	Three months ended September 30,			Nine months ended September 30,
Investment and other income, net ($ in thousands)	2015	2014	% Change	2015	2014	% Change
Investment and other income, net	$62	$59	5%	$176	$182	(3%)

Investment and other income, net reflects amounts earned on our short-term investments in U.S. Treasury securities.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	September 30, 2015	December 31, 2014
Cash, cash equivalents and investments	$736,454	$313,413
Working capital	724,509	282,093
Stockholders’ equity	696,238	210,834

	Nine months ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$(114,247)	$(39,216)
Investing activities	119,115	10,340
Financing activities	552,279	14,928

Our combined cash, cash equivalents and investment securities increased during the nine month period ended September 30, 2015 from the balance at December 31, 2014 primarily due to net proceeds from the sale of common stock in an underwritten public offering totaling $526.6 million in September 2015, partially offset by our net loss.

The increase in net cash used in operating activities was primarily related to our net loss and working capital fluctuations which are highly variable. The increase in cash provided by investing activities primarily reflects differences between the proceeds received from sale and maturity of our investments and amounts reinvested. The increase in cash provided by financing activities reflects net proceeds from our September 2015 underwritten public offering as well as increases in proceeds from stock option exercises and our employee stock purchase plan from the comparable period in 2014.

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

Our cash, cash equivalents and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of September 30, 2015, we had $736.5 million held in cash and cash equivalents or investments scheduled to mature within the next twelve months.

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

We are required to conduct an additional confirmatory and safety phase 3 post-approval study of ADCETRIS as part of our sALCL regulatory approval. This is a large study that is being conducted over a lengthy period of time and although we have commenced this study, based on the expected length of this study and the inherent uncertainty of clinical trial costs, we may be required to raise additional capital in order to complete the study, particularly as the target enrollment for the trial has been increased. In this regard, whether we have sufficient funding to complete the study will be partially dependent upon cash received from sales of ADCETRIS, which may not be sufficient to complete the study. Our inability to obtain funds sufficient to complete the study and establish confirmatory evidence of efficacy for ADCETRIS would have material adverse consequences to us, including the loss of marketing approval for ADCETRIS in the relapsed sALCL indication. The required post-approval study will also continue to significantly increase our clinical trial expenses, which could increase our losses and/or negatively impact our ability to achieve or maintain profitability.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our pre-clinical development, manufacturing and clinical trial activities, including the post-approval study we are required to and are currently conducting for ADCETRIS, as well as position ADCETRIS for potential additional regulatory approvals, and we may therefore need to raise significant amounts of additional capital. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.

Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. In June 2015, we entered into a collaboration agreement with Unum that includes up to $615 million in contingent milestones and other contingent fees as well as royalties on future potential product sales. In October 2015, we entered into an operating lease for approximately 100,000 square feet of facilities to be used for laboratory and general office purposes. The lease term will commence once the landlord has completed certain building improvements, which is expected to occur in the first half of 2016. The approximate aggregate base rent due over the initial term of the lease is $14.8 million. The lease expires 98 months from the commencement date, with two extension options of five years each. Except with respect to the foregoing, our future minimum contractual commitments have not changed materially from the amounts previously reported.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to our fiscal year beginning January 1, 2018. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates during the nine months ended September 30, 2015 has not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had holdings in U.S. Treasury securities totaling $122.4 million and $256.5 million as of September 30, 2015 and December 31, 2014, respectively.

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.4 million in the fair value of our investments as of September 30, 2015. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.1 million over the next twelve months based on our investment balance at September 30, 2015.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the nine months ended September 30, 2015, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. ADCETRIS royalties are paid in U.S. dollars. The royalty amount is determined by converting the currency of sale into U.S. dollars based on exchange rates during the period. Accordingly, a stronger U.S. dollar relative to the currencies of the countries where ADCETRIS is sold has the effect of reducing royalties in U.S. dollar terms. Our primary exposure is to fluctuations in the Euro, British Pound, Canadian Dollar and Swiss Franc. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our near-term prospects are substantially dependent on ADCETRIS. If we and/or Takeda are unable to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and to continue to expand its labeled indications of use, our ability to generate significant revenue or achieve profitability will be adversely affected. *

ADCETRIS received accelerated approval in the United States in August 2011 and approval with conditions in Canada in February 2013 for patients with relapsed classical Hodgkin lymphoma or relapsed sALCL. On August 17, 2015, the FDA approved

ADCETRIS for the treatment of patients with classical Hodgkin lymphoma at high risk of relapse or progression as post-auto-HSCT consolidation. ADCETRIS is our only product approved for marketing and our ability to generate revenue from product sales and achieve profitability is substantially dependent on our continued ability to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and our ability to continue to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

•	we may not be able to obtain and maintain regulatory approvals to market ADCETRIS for any additional indications, including for frontline Hodgkin lymphoma or MTCL, or to otherwise continue to expand its labeled indications of use;

•	as a result of increased target enrollment in the ECHELON-2 trial, our ability to successfully complete this trial on a timely basis could be adversely affected, which in turn could adversely affect our ability to continue to expand ADCETRIS’ labeled indications of use;

•	the market penetration rate of ADCETRIS may be lower, or the duration of therapy in patients in ADCETRIS’ approved indications may be shorter, than our projections;

•	we may be unable to effectively commercialize ADCETRIS in any new indications for which we receive marketing approval, including in the newly-approved indication for post-auto-HSCT consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression;

•	results from our required post-approval studies may fail to verify the clinical benefit of ADCETRIS in relapsed sALCL, which could result in the withdrawal of approval of ADCETRIS in the relapsed sALCL indication;

•	there may be additional changes to the label for ADCETRIS, including ADCETRIS’ boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from our required post-approval study, the ECHELON-2 clinical trial, or as the result of adverse events observed in these or other studies, including in investigator-sponsored studies;

•	we may not be able to establish or demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages over and side effects compared to existing and future therapeutics;

•	physicians may be reluctant to prescribe ADCETRIS until results from our required post-approval study is available or other long term efficacy and safety data exists;

•	the estimated incidence rate of new patients in ADCETRIS’ approved indications may be lower than our projections;

•	there may be adverse results or events reported in any of the clinical trials that we and/or Takeda are conducting or may in the future conduct for ADCETRIS;

•	new competitive therapies may be approved for marketing by regulatory authorities in ADCETRIS’ labeled indications;

•	we may be unable to continue to effectively market, sell and distribute ADCETRIS;

•	ADCETRIS may receive adverse reimbursement and coverage policies from government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or may be subject to pricing pressures enacted by industry organizations or state and federal governments, including as a result of increased scrutiny over drug-pricing strategies by pharmaceutical companies;

•	the relative price of ADCETRIS may be higher than alternative treatment options;

•	there may be changed or increased regulatory restrictions;

•	we may not have adequate financial or other resources to effectively commercialize ADCETRIS; and

•	we may not be able to obtain adequate commercial supplies of ADCETRIS to meet demand or at an acceptable cost.

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

We believe that the level of our ongoing ADCETRIS sales in the United States is largely attributable to the incidence flow of patients eligible for treatment with ADCETRIS. We also believe that the incidence rate of new patients in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. In addition, we expect only modest sales growth in the near term as a result of the recent FDA approval of ADCETRIS for post-auto-HSCT consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression, subject to our ability to effectively commercialize ADCETRIS in this indication. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to continue to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and MTCL, including sALCL, and in a range of CD30-positive hematologic malignancies, including relapsed CTCL. This will continue to require additional time and investment in clinical trials and there can be no assurance that we and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications. Further, although we received regular approval from the FDA for the use of ADCETRIS in the treatment of patients with classical Hodgkin lymphoma at high risk of relapse or progression as post-auto-HSCT consolidation based on a phase 3 clinical trial called the AETHERA trial, there can be no assurances that regulatory agencies in other countries will approve the expansion of ADCETRIS’ labeled indications in that treatment setting or any other treatment setting. In addition, while ADCETRIS product sales grew from 2012 to 2013 and from 2013 to 2014, and our future plans assume that sales of ADCETRIS will increase, we cannot assure you that, even with the recent expansion to the prescribing label for ADCETRIS, which now includes post-auto-HSCT consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression, we can maintain sales of ADCETRIS at or near current levels, or that ADCETRIS sales will continue to grow. We and Takeda have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop and obtain regulatory approval for a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-positive malignancies in a timely manner or at all. Even if we and Takeda receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Takeda may not be able to effectively commercialize ADCETRIS, including for the reasons set forth above. Our ability to grow ADCETRIS product sales in future periods is also dependent on price increases and we have periodically increased the price of ADCETRIS, most recently in July 2015. Price increases on ADCETRIS and negative publicity regarding drug pricing and price increases generally, whether on ADCETRIS or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, ADCETRIS. In any event, we cannot assure you that price increases we have taken or may take in the future will not in the future negatively affect ADCETRIS sales.

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

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter and year to year. We have only been commercializing ADCETRIS since August 2011 and although we provide sales guidance for ADCETRIS from time to time, you should not rely on ADCETRIS sales results in any period as being indicative of future performance. Such guidance is based on assumptions that may be incorrect or that may change from quarter to quarter. Sales of ADCETRIS have in the past been below the expectations of securities analysts and investors and have been below prior period sales, and sales of ADCETRIS in the future may also be below prior period sales, our own guidance and/or the expectations of securities analysts and investors. To the extent that we do not meet our guidance or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	customer ordering patterns for ADCETRIS, which may vary significantly from period to period;

•	the overall level of demand for ADCETRIS and the duration of therapy for patients receiving ADCETRIS;

•	the extent to which coverage and reimbursement for ADCETRIS is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers;

•	changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the government discount percentage resulting from price increases we have taken or may take in the future, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;

•	increases in the scope of eligibility for customers to purchase ADCETRIS at the discounted government price or to obtain government-mandated rebates on purchases of ADCETRIS;

•	changes in our cost of sales;

•	the incidence rate of new patients in ADCETRIS’ approved indications;

•	the timing, cost and level of investment in our sales and marketing efforts to support ADCETRIS sales;

•	the timing, cost and level of investment in our research and development activities involving ADCETRIS and our product candidates, including possible future in-licensing activities; and

•	expenditures we will or may incur to conduct required post-approval studies for ADCETRIS and acquire or develop additional technologies, product candidates and products.

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

Reports of adverse events or safety concerns involving ADCETRIS could delay or prevent us from obtaining or maintaining regulatory approval, or could negatively impact sales of ADCETRIS. *

Reports of adverse events or safety concerns involving ADCETRIS could interrupt, delay or halt clinical trials of ADCETRIS, including the ongoing FDA-required ADCETRIS post-approval confirmatory study as well as the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission. For example, during 2013 concerns regarding pancreatitis caused an investigator conducting an independent study involving ADCETRIS to temporarily halt enrollment in the trial and to amend the eligibility criteria and monitoring for the trial. Subsequently, we have revised our prescribing information to add pancreatitis as a known adverse event. In addition, reports of adverse events or safety concerns involving ADCETRIS could result in regulatory authorities denying or withdrawing approval of ADCETRIS for any or all indications, including the use of ADCETRIS for the treatment of patients in its approved indications. There are no assurances that patients receiving ADCETRIS will not experience serious adverse events in the future. Further, there are no assurances that patients receiving ADCETRIS with co-morbid diseases not previously studied, such as autoimmune diseases, will not experience new or different serious adverse events in the future.

Adverse events may also negatively impact the sales of ADCETRIS. We may also be required to further update the ADCETRIS prescribing information based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, which could adversely affect ADCETRIS’ acceptance in the market, make competition easier or make it more difficult or expensive for us to distribute ADCETRIS. For example, we have revised the prescribing information for ADCETRIS to add pancreatitis, impaired hepatic function and impaired renal function as known adverse events as well as to include a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy, or PML, and death can occur in patients receiving ADCETRIS. In addition, we are currently in discussions with the FDA to update the prescribing information with respect to patients who may experience pulmonary toxicity. Further, based on the identification of future adverse events, we may be required to further revise the prescribing information, including ADCETRIS’ boxed warning, which could negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market.

Even though we have obtained approval to market ADCETRIS in three indications, we are subject to ongoing regulatory obligations and review, including post-approval requirements that could result in the withdrawal of ADCETRIS from the market for certain indications if such requirements are not met. *

Given the recent conversion of U.S. accelerated approval of ADCETRIS in the relapsed classical Hodgkin lymphoma indication to regular approval, ADCETRIS is now approved for treating patients in one indication under accelerated approval regulations in the U.S. and approval with conditions in two indications in Canada, which allow for approval of products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. Under these types of approvals, we are subject to certain post-approval requirements pursuant to which we are conducting an additional confirmatory phase 3 trial to verify and describe the clinical benefit of ADCETRIS. Our failure to complete this required post-approval study, or to confirm a clinical benefit during this post-approval study, could result in the withdrawal of approval of ADCETRIS in the relapsed sALCL indication, which would seriously harm our business. In addition, we are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize ADCETRIS in the United States, Canada or potentially other jurisdictions. Similarly, the conditional marketing authorization of ADCETRIS for two indications by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the results of the two pivotal studies. Takeda’s failure to provide these additional clinical data or to confirm the results of the pivotal studies, could result in the European Commission withdrawing approval of ADCETRIS in the European Union, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda in the European Union and could adversely affect our results of operations.

Under the FDA’s accelerated approval regulations, the labeling, packaging, adverse event reporting, storage, advertising and promotion of ADCETRIS for the treatment of patients with sALCL, the indication that has received accelerated approval and not yet converted to full approval, is subject to extensive regulatory requirements all of which may result in significant expense and limit our ability to commercialize ADCETRIS for the relapsed sALCL indication. We and the manufacturers of ADCETRIS are also required to comply with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture ADCETRIS, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with ADCETRIS, including adverse events of unanticipated severity or frequency, or problems with the facilities where ADCETRIS is manufactured, may result in restrictions on the marketing of ADCETRIS, up to and including withdrawal of ADCETRIS from the market. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

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

The policies of the FDA and other regulatory agencies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of ADCETRIS in any additional indications or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we or Takeda might not be permitted to market ADCETRIS and our business would suffer.

Clinical trials are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain. *

We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In addition, many of our future and ongoing ADCETRIS clinical trials are being or will be coordinated with Takeda, which may delay the commencement or affect the continuation or completion of these trials. We have experienced enrollment-related delays in certain of our current and previous clinical trials and will likely experience similar delays in our future trials, particularly as we attempt to enroll larger numbers of patients required for our phase 3 ECHELON-2 study of ADCETRIS that we are required to conduct, and are currently conducting, to satisfy the FDA’s post-approval requirements. We depend on medical institutions and clinical research organizations, or CROs, to conduct some of our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occur in later- stage clinical trials. For example, it is currently unknown if ADCETRIS may be safely and effectively combined with human programmed death receptor-1, or PD-1, inhibitors, including nivolumab. As a further example, during 2011 we announced that, based on a phase 1 trial combining ADCETRIS with ABVD chemotherapy, ADCETRIS should not be combined with bleomycin, one of the drugs in ABVD chemotherapy, due to increased incidence of pulmonary toxicity in the combination arm of the trial. As a result, we added a contraindication warning relating to the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals.

Negative or inconclusive clinical trial results could negatively affect our ability to market ADCETRIS or expand into other indications. Further, given the progression-free survival, or PFS, trends in our phase 1 data combining ADCETRIS with standard chemotherapy regimens and the positive PFS outcome in the AETHERA trial, we and Takeda have evaluated the potential that event rates may be slower than expected in both the ECHELON-1 and ECHELON-2 trials and have discussed with regulatory agencies proposed trial modifications. In April 2015, the FDA approved proposed amendments to the ECHELON-1 and ECHELON-2 SPAs for both trials to increase target enrollment from 1,040 to 1,240 patients in ECHELON-1 and from 300 to 450 patients in ECHELON- 2. Although we continue to expect the timeline for reporting data from these clinical trials to be in the 2017 to 2018 timeframe, it is possible that the increased target enrollment in the ECHELON-2 trial could adversely impact our ability to successfully complete the ECHELON-2 trial on a timely basis, which in turn could adversely affect our ability to continue to expand ADCETRIS’ labeled indications of use. Adverse medical events, including patient fatalities that may be attributable to ADCETRIS during a clinical trial, could cause a trial to be redone or terminated. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do. *

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of classical Hodgkin lymphoma or sALCL in its approved indications; however, Celgene’s Istodax and Spectrum Pharmaceuticals’ Folotyn are both approved for relapsed or refractory peripheral T-cell lymphoma. Compelling data have been presented involving several developing technologies, including antibody therapies that target PD-1 and CAR modified T-cell therapies, that may compete with ADCETRIS in the future. For example, the FDA granted breakthrough therapy designation for Bristol-Myers Squibb’s nivolumab therapy to treat patients with Hodgkin lymphoma after failure of auto-HSCT and ADCETRIS therapy. In addition, we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib, Takeda’s alistertib, AbbVie’s ibrutinib, and Gilead’s idelalisib, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ three approved indications, including auto-HSCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens, which represent competition for ADCETRIS.

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

We are subject to various state and federal healthcare related laws and regulations that may impact our business and could subject us to significant fines and penalties. *

Our operations may be directly or indirectly subject to various state and federal healthcare laws, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws, HIPAA/HITECH, the federal civil monetary penalties statute, and the federal transparency requirements under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA. These laws may impact, among other things, the sales, marketing and education programs for ADCETRIS.

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

In order to comply with these laws, we have implemented a comprehensive compliance program to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and by promoting a culture of compliance. Although we take our obligation to maintain our compliance with these various laws and regulations seriously and our compliance program is designed to prevent the violation of these laws and regulations, if we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from government healthcare reimbursement programs and/or the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, results of operations and growth prospects. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state and foreign healthcare laws is costly and time- consuming for our management.

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

We have a history of net losses. We expect to continue to incur net losses and may not achieve profitability for some time, if at all. *

We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting required post-approval and other clinical trials of, and seeking additional regulatory approvals for, ADCETRIS as well as commercializing ADCETRIS for the treatment of patients in its three approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize our product candidates. Accordingly, we expect to continue to incur net losses and may not achieve profitability for some time, if at all. Although we recognize revenue from ADCETRIS product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our limited operating and commercialization history makes our future operating results difficult to predict. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

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

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols and/or related SPA agreements to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In addition, as part of the U.S. Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. However, the FDA does not always meet its PDUFA targeted action dates and if the FDA were to fail to meet a PDUFA targeted action date in the future for ADCETRIS, the commercialization of ADCETRIS in any additional indications could be delayed or impaired. Due to these and other factors, ADCETRIS could take a significantly longer time to gain regulatory approvals in any additional indications than we expect or may never gain additional regulatory approvals, which could delay or eliminate any potential product revenue from sales of ADCETRIS in any additional indications, which could significantly delay or prevent us from achieving profitability.

We depend on collaborative relationships with other companies to assist in the research and development of ADCETRIS and, in other situations, for the development and commercialization of product candidates utilizing or incorporating our technologies. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, this may negatively affect our ability to commercialize ADCETRIS and/or generate revenues through technology licensing, or may otherwise negatively affect our business. *

We have established and intend to continue to establish collaborations with third parties to develop and market ADCETRIS and some of our current and future product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada. We also have ADC collaborations with AbbVie, Bayer, Celldex, Genentech, GSK, Pfizer, Progenics and Takeda, and ADC co-development agreements with Agensys, Genmab and OBT. In addition, in June 2015, we entered into a collaboration agreement with Unum to develop and commercialize novel ACTR therapies incorporating our antibodies for cancer.

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

Healthcare law and policy changes may have a material adverse effect on us. *

In March 2010, the PPACA became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry include increased Medicaid rebates, expanded Medicaid eligibility, extension of Public Health Service eligibility, annual fees payable by manufacturers and importers of branded prescription drugs, annual reporting of financial relationships with physicians and teaching hospitals, and a new Patient-Centered Outcomes Research Institute. Many of these provisions have had the effect of reducing the revenue generated by our sales of ADCETRIS and will have the effect of reducing any revenue generated by sales of any future commercial products we may have. In addition, we anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for ADCETRIS or any future approved product, which may harm our business. For example, increased discounts, rebates or chargebacks may be mandated by governmental or private insurers or fee caps and pricing pressures enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our products, including ADCETRIS. In addition, drug-pricing strategies by pharmaceutical companies have recently come under increased scrutiny. We expect further federal and state proposals and healthcare reforms to continue to be proposed to curb healthcare costs and to the lower the price of prescription drugs, which could limit the prices that can be charged for ADCETRIS or any future approved products, and may limit our commercial opportunity and/or negatively impact revenues from sales of ADCETRIS or any such future approved products. Also, price increases on ADCETRIS and negative publicity regarding drug pricing and price increases generally, whether on ADCETRIS or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, ADCETRIS. Moreover, insurers may refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. In addition, although ADCETRIS is approved in two indications in the European Union, Japan and other countries outside of the United States, government austerity measures or further healthcare reform measures and pricing pressures in other countries could adversely affect demand and pricing for ADCETRIS, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda.

To date, we have depended on a small number of collaborators for a substantial portion of our revenue. The loss of any one of these collaborators could result in a material decline in our revenue. *

We have collaborations with a limited number of companies. To date, a substantial portion of our revenue has resulted from payments made under agreements with our corporate collaborators, and although ADCETRIS sales currently comprise a greater proportion of our revenue, we expect that a portion of our revenue will continue to come from corporate collaborations. Even though ADCETRIS received regulatory approval in the United States, our revenues will still depend in part on Takeda’s ability and willingness to market the approved product outside of the United States and Canada. The loss of our collaborators, especially Takeda, or the failure of our collaborators to perform their obligations under their agreements with us, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our financial performance. Payments under our existing and future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

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

We rely on license agreements for certain aspects of ADCETRIS and our ADC technology. Failure to maintain these license agreements or to secure any required new licenses could prevent us from continuing to develop and commercialize ADCETRIS and our product candidates. *

We have entered into agreements with third-party commercial and academic institutions to license technology for use in ADCETRIS and our ADC technology. Currently, we have license agreements with Bristol-Myers Squibb and the University of Miami, among others. Some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize ADCETRIS or our product candidates. Further, we have had in the past, and may in the future have, disputes with our licensors, which may impact our ability to develop and commercialize ADCETRIS or our product candidates or require us to enter into additional licenses. An adverse result in potential future disputes with our licensors may impact our ability to develop and commercialize ADCETRIS and our product candidates, or may require us to enter into additional licenses or to incur additional costs in litigation or settlement. In addition, continued development and commercialization of ADCETRIS and our product candidates will likely require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

The current and future use of ADCETRIS by us and our corporate collaborators in clinical trials and the sale of ADCETRIS, expose us to product liability claims. These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited general commercial liability insurance coverage for our clinical trials. We expanded our insurance coverage to include the sale of commercial products upon approval of ADCETRIS. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured amounts, our assets may not be sufficient to cover such claims and our business operations could be impaired.

Product recalls may be issued at our discretion, or at the discretion of government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of ADCETRIS could materially adversely affect our business by rendering us unable to sell ADCETRIS for some time and by adversely affecting our reputation.

Risks associated with operating in foreign countries could materially adversely affect our business. *

We recently have begun to expand our operations internationally, and we currently have subsidiaries in the U.K., Switzerland and Canada. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	diverse regulatory, financial and legal requirements, and any future changes to such requirements, in one or more countries where we are located or do business;

•	adverse tax consequences, including changes in applicable tax laws and regulations;

•	applicable trade laws, tariffs, export quotas, custom duties or other trade restrictions and any changes to them;

•	economic weakness, including inflation, or political or economic instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•	liabilities for activities of, or related to, our international operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States; and

•	laws and regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.

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

Risks Related to Our Common Stock

Our stock price is volatile and our shares may suffer a decline in value. *

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the third quarter of 2015, our closing stock price fluctuated between $37.04 and $51.61 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union, Japan and other countries in which Takeda has received approval by relevant regulatory authorities;

•	announcements regarding the results of discovery efforts and pre-clinical and clinical activities by us, including the clinical results of any of our current product candidates, or those of our competitors;

•	announcements of FDA or foreign regulatory approval or non-approval of ADCETRIS, or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process;

•	announcements regarding the results of the clinical trials we and/or Takeda are conducting or may in the future conduct for ADCETRIS, including the post-approval confirmatory study of ADCETRIS that we are required to conduct as a condition to the FDA’s grant of accelerated approval for ADCETRIS, Health Canada’s Notice of Compliance with conditions, and the conditional marketing authorization of ADCETRIS by the European Commission;

•	announcements regarding, or negative publicity concerning, adverse events associated with the use of ADCETRIS;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•	termination of or changes in our existing collaborations or licensing arrangements, especially our ADCETRIS collaboration with Takeda or establishment of new collaborations or licensing arrangements;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our ability to raise additional capital when we need it and the terms upon which we may raise any additional capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.

The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. For example, recent negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the trading price of our common stock. In the past, class action or derivative litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of our clinical trials or our development and commercialization efforts.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline. *

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of October 27, 2015, we had 139,480,932 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our common stock upon the exercise or settlement of equity-based awards would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our recent public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us, collectively beneficially owned approximately 25.9% of our common stock as of October 27, 2015. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, we would be obligated to effect such registration. Our registration obligations under this registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities, by exercising these registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Our existing stockholders have significant control of our management and affairs. *

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 59.4 percent of our voting power as of October 27, 2015. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6.	Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	10-Q	333-50266	3.2	08/12/2003

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

4.3	Registration Rights Agreement, dated September 10, 2015, by and between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/10/2015

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer

Date: October 30, 2015

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	10-Q	333-50266	3.2	08/12/2003

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

4.3	Registration Rights Agreement, dated September 10, 2015, by and between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/10/2015

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.