Form 10-K
period 2015-12-31
SEATTLE GENETICS INC /WA
filed 2016-02-19
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4,528,154,541 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Select Market reported for such date. Excludes an aggregate of 31,741,337 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 139,932,886 shares of the registrant’s Common Stock issued and outstanding as of February 16, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2016 Annual Meeting of Stockholders.

SEATTLE GENETICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Item 1. Business

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of targeted therapies for the treatment of cancer. Our marketed product ADCETRIS®, or brentuximab vedotin, is now approved by the United States Food and Drug Administration, or FDA, for three indications, encompassing several settings for the treatment of relapsed Hodgkin lymphoma and relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is commercially available in more than 60 countries around the world, including in the United States, Canada, members of the European Union and Japan. We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics retains commercial rights for ADCETRIS in the United States and its territories and in Canada, and Takeda has commercial rights in the rest of the world.

Beyond our current labeled indications, we and Takeda have a broad development strategy for ADCETRIS evaluating its therapeutic potential in earlier lines of therapy for patients with Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, including sALCL, and in other CD30-expressing malignancies. We and Takeda are currently conducting three phase 3 clinical trials of ADCETRIS: ALCANZA, ECHELON-1 and ECHELON-2. All of these trials are being conducted under Special Protocol Assessment, or SPA, agreements with the FDA and pursuant to scientific advice from the European Medicines Agency. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a new drug application or a Biologics License Application, or BLA, submission to the FDA if the trial achieves its primary endpoints.

Based on encouraging interim data presented at the December 2015 American Society of Hematology, or ASH, annual meeting, we recently announced a planned phase 3 clinical trial that is being designed to evaluate SGN-CD33A in combination with hypomethylating agents, or HMAs, in previously untreated older acute myeloid leukemia, or AML, patients. We are also evaluating SGN-CD33A broadly across multiple lines of therapy in patients with myeloid malignancies, including in ongoing and planned phase 1 and 2 clinical trials for newly diagnosed or relapsed AML patients and for newly diagnosed myelodysplastic syndrome, or MDS, patients.

In addition to ADCETRIS and SGN-CD33A, our clinical-stage pipeline includes five other antibody-drug conjugate, or ADC, programs consisting of SGN-CD19A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME, and an immuno-oncology agent called SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology. In addition, we have multiple pre-clinical and research-stage programs that employ our proprietary technologies, including SGN-CD19B and SGN-CD123A, two preclinical ADC product candidates that we expect to enter clinical trials during 2016.

We have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Pfizer, Inc., or Pfizer; and PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; and Takeda Pharmaceutical Company Limited, or Takeda; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys; and Genmab A/S, or Genmab. We also entered into a collaboration agreement in June 2015 with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer.

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

A key component of our ADCs is the linker that attaches the cell-killing agent to the monoclonal antibody, which is designed to hold the cytotoxic agent to the monoclonal antibody until it binds to the cell surface receptor on the target cell and then to release the cytotoxic agent upon internalization within the target cell. This targeted delivery of the cell-killing agent is intended to maximize delivery of the cytotoxic agent to targeted cells while minimizing toxicity to normal tissues. Our ADCs use proprietary auristatins, which are microtubule disrupting agents, or pyrrolobenzodiazepine, or PBD, dimers, which are DNA cross-linkers, as cell-killing agents. The PBD dimer cell killing agent is stably linked to an antibody using our proprietary, site-specific conjugation technology, resulting in uniform drug-loading of two PBD dimers per antibody. We call this engineered antibody an EC-mAb. In contrast to natural products that are often more difficult to produce and link to antibodies, the cytotoxic drugs used in our ADC’s are synthetically produced and easier to scale for manufacturing. ADCETRIS, SGN-CD33A (vadastuximab talirine), SGN-CD19A (denintuzumab mafodotin), SGN-LIV1A, SGN-CD70A, ASG-22ME (enfortumab vedotin), and ASG-15ME, as well as our SGN-CD19B and SGN-CD123A preclinical product candidates, each utilize our proprietary, auristatin-based or PBD-based ADC technologies. These technologies are also the basis of our corporate collaborations. We own or hold exclusive or partially-exclusive licenses to multiple issued patents and patent applications covering our ADC technology. We continue to evaluate new linkers, antibody formats, and cell-killing agents for use in our ADC programs.

Our Sugar-Engineered Antibody (SEA) Technology

Our proprietary SEA technology is a method to selectively reduce fucose incorporation in monoclonal antibodies as they are produced in cell line-based manufacturing. We believe that this may result in increased effector function and antitumor activity. Our SEA technology is a novel approach to modify the activity of monoclonal antibodies that is complementary to our ADC technology.

A key feature of our SEA technology is that no genetic modification of the antibody-producing cell line is necessary and standard cell culture conditions can be used while maintaining the underlying manufacturing processes, yields and product quality. We believe the SEA approach may be simpler and more cost-effective to implement as compared to existing technologies for enhancing antibody effector function, most of which require development of new cell lines.

SEA-CD40 is a clinical-stage non-fucosylated monoclonal antibody developed using SEA technology. Enhanced binding to effector cells results in crosslinking and activation of CD40 signaling in immune cells. We hypothesize that this increased stimulation of the patient’s own immune cells may result in meaningful antitumor activity. We are developing SEA-CD40 as a novel immuno-oncology agent and a phase 1 clinical trial of SEA-CD40 for solid tumors is ongoing.

Other Technologies

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

Our Strategy

Our strategy is to become a leading developer and marketer of targeted therapies for cancer. Key elements of our strategy are to:

•

Successfully Execute our ADCETRIS Commercial Plan.    An important near-term objective is to continue to execute our ADCETRIS commercial plan by driving market penetration and duration of therapy, consistent with the current ADCETRIS label. We continue to focus our efforts on commercializing ADCETRIS in the United States and Canada through the coordinated efforts of our sales, marketing, reimbursement and market planning groups. In addition, as of January 31, 2016, ADCETRIS had received marketing authorizations in relapsed Hodgkin lymphoma and sALCL from regulatory authorities in more than 60 countries, and we are continuing to support Takeda’s efforts to obtain regulatory approvals and conduct commercial launches in additional countries worldwide.

•

Expand the Therapeutic Potential of ADCETRIS.    We believe ADCETRIS may have applications in earlier lines of therapy for Hodgkin lymphoma and MTCL and in other types of CD30-expressing cancers. In this regard, in August 2015 we announced approval of ADCETRIS in a new indication by the FDA for the treatment of patients with classical Hodgkin lymphoma at high risk of relapse or progression as post-autologous hematopoietic stem cell transplantation, or auto-HSCT, consolidation therapy. In addition, we have reported encouraging data and have ongoing clinical trials evaluating ADCETRIS in earlier lines of therapy for Hodgkin lymphoma (the ECHELON-1 trial) and MTCL (the ECHELON-2 trial), as well as other types of CD30-expressing lymphoma such as relapsed cutaneous T-cell lymphoma (the ALCANZA trial), peripheral T-cell lymphoma and diffuse large B-cell lymphoma, or DLBCL. Clinical trials are also being conducted by us, or collaborators and as investigator sponsored trials in different CD30-expressing indications, including cutaneous T-cell lymphoma, or CTCL, salvage therapy for patients with Hodgkin lymphoma prior to autologous hematopoietic stem cell transplant, novel combinations of ADCETRIS plus other anticancer agents or in combination with immune-oncology agents, in graft versus host disease and other areas of medical and scientific interest.

•

Evaluate SGN-CD33A Across all AML and MDS Patient Populations.    SGN-CD33A is currently being evaluated in several clinical trials for newly diagnosed or relapsed AML patients and for newly diagnosed MDS patients. In addition, we have several additional clinical trials in these patient populations planned to begin in 2016, including a phase 3 clinical trial. The phase 3 study is being designed to evaluate SGN-CD33A in combination with HMAs in previously untreated older AML patients. SGN-CD33A was recently granted Orphan Drug Designation by both the FDA and the European Commission for the treatment of AML. FDA orphan drug designation is intended to encourage companies to develop therapies for the treatment of diseases that affect fewer than 200,000 individuals in the United States.

•

Continue to Develop our Other Pipeline Programs.    We believe that it is important to maintain a diverse pipeline of product candidates to sustain our future growth. To accomplish this, we are continuing to advance the development of our other clinical product candidates, particularly SGN-CD19A, SGN-LIV1A, SGN-CD70A, SEA-CD40, ASG-22ME, and ASG-15ME, as well as SGN-CD19B and SGN-CD123A and multiple other preclinical programs and research-stage programs that employ our proprietary technologies. In addition, we have an ADC co-development agreement with Genmab that provides us with a future ADC product opportunity.

•

Continue to Leverage our Industry-Leading ADC Technology.    We have developed proprietary ADC technology designed to empower monoclonal antibodies. We are currently developing multiple product candidates that employ our ADC technology, including SGN-CD33A, SGN-CD19A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME and multiple preclinical and research-stage programs that employ our proprietary technologies. We also license our ADC technology to biotechnology and pharmaceutical companies to generate near-term collaboration revenues and funding, as well as potential future milestones and royalties. Presently, we have active ADC collaborations with AbbVie, Bayer, Celldex, Genentech, GSK, Pfizer, Progenics and Takeda, as well as ADC co-development agreements with Agensys and Genmab. These ADC collaboration and co-development agreements have generated over $325 million as of December 31, 2015 through a combination of upfront payments, research support, and other fees, milestone payments and equity purchases.

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

•

Enter into Strategic Product Collaborations to Generate Capital and Supplement our Internal Resources.    We enter into collaborations to broaden and accelerate clinical trial development and potential commercialization of our product candidates. Collaborations can generate significant capital, supplement our own internal expertise in key areas such as manufacturing, regulatory affairs and clinical development, and provide us with access to our collaborators’ marketing, sales and distribution capabilities in specific territories. When establishing strategic collaborations, we seek beneficial financial terms and endeavor to retain significant product rights, particularly in the United States, Canada and Europe.

ADCETRIS and Product Candidate Development Pipeline

The following table summarizes our ADCETRIS and product candidate development pipeline:

Name of Product or Product Candidate	Description	Commercial Rights	Status

ADCETRIS®	Anti-CD30 ADC	Seattle Genetics in United States and Canada; Takeda in rest of world

ADCETRIS has regular approval in the United States for the treatment of patients with (i) relapsed Hodgkin lymphoma or (ii) classical Hodgkin lymphoma at high risk of relapse or progression as post-auto-HSCT consolidation. ADCETRIS has accelerated approval in the United States for the treatment of patients with relapsed sALCL. In addition, ADCETRIS has approval with conditions in Canada for the treatment of patients with relapsed Hodgkin lymphoma or sALCL.

As of January 31, 2016, ADCETRIS had received marketing authorizations in relapsed Hodgkin lymphoma or relapsed sALCL from regulatory authorities in more than 60 countries. In particular, ADCETRIS has conditional marketing authorization in the European Union and marketing authorization in Japan for patients with relapsed Hodgkin lymphoma or relapsed sALCL. In January 2016, Takeda received an additional approval from the European Commission for retreatment of adult patients with relapsed or refractory Hodgkin lymphoma or sALCL who previously responded to ADCETRIS and who later relapse.

ALCANZA phase 3 randomized trial ongoing for relapsed CD30-expressing CTCL patients, comparing ADCETRIS versus investigator’s choice of methotrexate or bexarotene. This trial is fully enrolled and we expect to report data in the second half of 2016.

ECHELON-1 phase 3 randomized trial ongoing for patients with newly diagnosed advanced stage classical Hodgkin lymphoma comparing adriamycin, vinblastine, bleomycin and dacarbazine, or ABVD, versus AVD plus ADCETRIS. Target patient enrollment was completed during October 2015 and we expect to report data in the 2017 through mid-2018 timeframe.

Name of Product or Product Candidate	Description	Commercial Rights	Status

ECHELON-2 phase 3 randomized trial ongoing for patients with newly diagnosed CD30-expressing MTCL, including sALCL, comparing cyclophosphamide, doxorubicin, vincristine and prednisone, or CHOP, versus CHP plus ADCETRIS. Enrollment is ongoing and we expect to report data in the 2017 to 2018 timeframe.

Phase 2 trial ongoing for patients with relapsed or refractory CD30-expressing non-Hodgkin lymphomas, including DLBCL, peripheral T-cell lymphoma and other less common lymphoma subtypes (but excluding sALCL).

Phase 2 trial ongoing for patients age 60 or older with newly diagnosed Hodgkin lymphoma evaluating ADCETRIS as frontline monotherapy. In addition, the trial was subsequently amended to include the administration of ADCETRIS in combination with bendamustine or dacarbazine.

Phase 1/2 second-line trial ongoing for patients with relapsed Hodgkin lymphoma evaluating ADCETRIS in combination with bendamustine.

Phase 2 frontline trial ongoing for patients with DLBCL evaluating ADCETRIS in combination with rituximab and CHOP, or R-CHOP. The trial was subsequently amended to include evaluation of ADCETRIS in combination with cyclophosphamide, doxorubicin, and prednisone in CD30-expressing patients with DLBCL.

Phase 2 second-line trial ongoing for patients with relapsed or refractory CD30-expressing DLBCL evaluating rituximab and bendamustine either with or without ADCETRIS.

Phase 1/2 second-line trial ongoing for patients with relapsed or refractory Hodgkin lymphoma evaluating ADCETRIS in combination with nivolumab.

Phase 1/2 second-line trial ongoing for patients with relapsed or refractory B-cell and T-cell non-Hodgkin lymphomas, including DLBCL evaluating ADCETRIS in combination with nivolumab.

Phase 2 monotherapy trial ongoing for patients with systemic lupus erythematosus.

Name of Product or Product Candidate	Description	Commercial Rights	Status

SGN-CD33A	Anti-CD33 ADC	Seattle Genetics

Planned phase 3 trial designed to evaluate SGN-CD33A in combination with HMAs in previously untreated older AML patients is anticipated to be initiated during 2016.

Phase 1b trial ongoing for patients with newly diagnosed AML evaluating SGN-CD33A administered in combination with frontline standard of care regimens for induction (cytarabine and daunorubicin) and/or consolidation therapy (cytarabine). In addition, the study will evaluate single-agent SGN-CD33A as a maintenance regimen.

Phase 1/2 trial ongoing for patients with relapsed or refractory AML evaluating SGN-CD33A monotherapy as a pre-conditioning regimen prior to allogeneic stem cell transplant, or alloSCT, or as maintenance after alloSCT.

Planned phase 1/2 trial for patients with previously untreated MDS evaluating SGN-CD33A in combination with azacitidine.

Phase 1 trial ongoing for patients with AML. This trial includes single-agent treatment as well as combination with hypomethylating agents.

SGN-CD19A	Anti-CD19 ADC	Seattle Genetics

Phase 2 randomized trial ongoing for patients with relapsed or refractory DLBCL evaluating ADCETRIS in combination with rituximab, ifosfamide, carboplatin and etoposide, or RICE.

Phase 2 trial planned for patients with newly diagnosed DLBCL comparing a combination therapy that includes SGN-CD19A versus standard frontline therapy.

Two phase 1 trials ongoing for relapsed or refractory B-cell non-Hodgkin lymphomas and relapsed or refractory B-cell acute lymphoblastic leukemia.

SGN-LIV1A	Anti-LIV1 ADC	Seattle Genetics

Phase 1 trial ongoing for patients with LIV-1-positive metastatic breast cancer, including a planned expansion for patients who are LIV-1 positive and HER2 positive that will evaluate SGN-LIV1A in combination with trastuzumab.

Name of Product or Product Candidate	Description	Commercial Rights	Status

SGN-CD70A	Anti-CD70 ADC	Seattle Genetics	Phase 1 trial ongoing for patients with CD70-positive renal cell carcinoma.

SEA-CD40	Anti-CD40 SEA empowered antibody	Seattle Genetics	Phase 1 trial ongoing for patients with CD40-positive solid tumors.

ASG-22ME	Anti-Nectin-4 ADC	50: 50 co-development and commercialization with Agensys	Phase 1 trial ongoing for Nectin-4-positive solid tumors, including bladder cancer.

ASG-15ME	Anti-SLITRK6 ADC	50: 50 co-development and commercialization with Agensys	Phase 1 trial ongoing for patients with bladder cancer.

ADCETRIS

ADCETRIS is an ADC comprising an anti-CD30 monoclonal antibody attached by a protease-cleavable linker to a proprietary microtubule disrupting agent, monomethyl auristatin E (MMAE). ADCETRIS employs a linker system that is designed to be stable in the bloodstream and to release MMAE upon internalization into CD30-expressing cells. We believe that the CD30 antigen is an attractive target for cancer therapy because it is expressed on multiple types of cancer, but has limited expression on normal tissues. We are collaborating with Takeda on the global development and commercialization of ADCETRIS. Under this collaboration, we retain commercial rights in the United States and Canada. Takeda has exclusive rights to commercialize ADCETRIS in the rest of the world. ADCETRIS has received regulatory approvals as follows:

•

United States.    ADCETRIS for intravenous injection has received approval from the FDA for three indications: (1) regular approval for the treatment of patients with classical Hodgkin lymphoma after failure of auto-HSCT or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not auto-HSCT candidates, (2) regular approval for the treatment of classical HL patients at high risk of relapse or progression as post-auto-HSCT consolidation, and (3) accelerated approval for the treatment of patients with sALCL after failure of at least one prior multi-agent chemotherapy regimen. The relapsed sALCL indication is approved under accelerated approval based on overall response rate. Continued approval for the relapsed sALCL indication may be contingent upon verification and description of clinical benefit in confirmatory trials.

•

Canada.    Health Canada has issued a Notice of Compliance with conditions, authorizing marketing of ADCETRIS for two lymphoma indications: (1) the treatment of patients with Hodgkin lymphoma after failure of ASCT or after failure of at least two multi-agent chemotherapy regimens in patients who are not ASCT candidates, and (2) the treatment of patients with sALCL after failure of at least one multi-agent chemotherapy regimen. The indications for ADCETRIS were authorized based on promising response rates demonstrated in single-arm trials. No data demonstrate increased survival with ADCETRIS.

•

European Union.    The European Commission has granted conditional marketing authorization of ADCETRIS for the treatment of adult patients with relapsed or refractory CD30-expressing Hodgkin lymphoma: (1) following ASCT, or (2) following at least two prior therapies when ASCT or multi-agent chemotherapy is not a treatment option. In addition, ADCETRIS was indicated for the treatment of adult patients with relapsed or refractory sALCL. In January 2016, Takeda received an additional approval from the European Commission for retreatment of adult patients with relapsed or refractory Hodgkin lymphoma or sALCL who previously responded to ADCETRIS and who later relapse.

•	Worldwide. As of January 31, 2016, ADCETRIS had received marketing authorization in relapsed Hodgkin lymphoma and relapsed sALCL by regulatory authorities in more than 60 countries.

Required ADCETRIS Post-approval Clinical Study

ADCETRIS was granted approval for the treatment of patients with sALCL after failure of at least one prior multi-agent chemotherapy regimen under the FDA’s accelerated approval regulations, which allows the FDA to approve products for cancer or other serious or life-threatening illnesses based on surrogate endpoints or on a clinical endpoint other than survival or irreversible morbidity. Under the FDA’s accelerated approval regulations, we are subject to certain post-approval requirements pursuant to which we are conducting an additional confirmatory phase 3 trial to verify and describe the clinical benefit of ADCETRIS. In addition, we are subject to extensive ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA.

Successful completion of our AETHERA trial has converted our accelerated approval to regular approval in the relapsed HL indication, and successful completion of our ECHELON-2 trial would result in conversion to regular approval for the relapsed sALCL indication. The ECHELON-2 trial, which is a required post-approval confirmatory study, is described in greater detail below under “–Clinical Development Plan”. Failure to complete this required post-approval study or adhere to the timelines set by the FDA could result in penalties, including fines or withdrawal of ADCETRIS from the market with respect to the relapsed sALCL indication, unless we are able to demonstrate good cause for not completing the study or adhering to the timelines. The FDA may also initiate proceedings to withdraw approval if this post-approval study fails to verify the clinical benefit of ADCETRIS. Further, the FDA may require us to further strengthen the warnings and precautions section of the ADCETRIS package insert. Post-approval clinical studies similar to those required by the FDA are required in many other countries, including in Canada and the European Union. The requirements of these post-approval clinical studies vary from country to country and may in some cases involve testing in addition to the post-approval studies required by the FDA.

Market Opportunities

According to the American Cancer Society, more than 8,500 cases of Hodgkin lymphoma are expected to be diagnosed in the United States during 2016, and an estimated 1,120 people will die of the disease. Approximately 1,800 additional patients per year in the United States are diagnosed with sALCL, a type of MTCL that expresses the CD30 antigen. The use of combination chemotherapy as frontline therapy for malignant lymphomas has resulted in high remission rates; however, these frontline chemotherapy regimens have substantial associated toxicities and a significant number of lymphoma patients relapse and require additional treatments including other chemotherapy regimens and ASCT. CD30 is also expressed at increased levels in many autoimmune diseases, which could potentially provide a non-cancer area for future development. For the reasons discussed in “Item 1A—Risk Factors”, we may not be able to obtain regulatory approvals to market ADCETRIS for frontline Hodgkin lymphoma or MTCL, or otherwise continue to expand its labeled indications of use.

Clinical Development Plan

In collaboration with Takeda, we are pursuing a broad development strategy that includes clinical trials of ADCETRIS both as a single agent and in combination with standard therapies for CD30-expressing cancers. These ongoing clinical trials include:

Phase 3 Frontline Hodgkin Lymphoma (ECHELON-1).    We and Takeda have completed patient enrollment of approximately 1,300 patients in a randomized, open-label, phase 3 trial investigating ADCETRIS plus AVD versus ABVD as frontline therapy in patients with advanced classical Hodgkin lymphoma, or the ECHELON-1 trial. We expect to report data from this trial in the 2017 through mid-2018 timeframe. The primary endpoint of this trial is modified progression-free survival, or PFS, per independent review facility assessment. Secondary endpoints include overall survival, complete remission rate and safety. The multi-center trial is being conducted in North America, Europe, Latin America and Asia. The study has enrolled patients who have histologically-confirmed diagnosis of Stage III or IV classical Hodgkin lymphoma and who have not been previously treated with systemic chemotherapy or radiotherapy. The trial is being conducted under a SPA agreement with the FDA and also received scientific advice from the EMA.

At the December 2012 ASH annual meeting, we announced interim results from a phase 1 dose-escalation combination trial in frontline Hodgkin lymphoma that evaluated ADCETRIS combined with ABVD or combined with AVD. Among the 25 evaluable patients in the ADCETRIS plus AVD cohorts, 24 patients who completed frontline therapy on study achieved a complete remission. At the December 2014 ASH annual meeting, we announced that in the ADCETRIS plus AVD arm, three-year overall survival was 100 percent and three-year failure-free survival was 92 percent. In the ADCETRIS plus ABVD arm, three-year overall survival was 92 percent and three-year failure-free survival was 79 percent. Grade 3 or higher adverse events occurring in more than one patient overall noted in the ABVD and AVD cohorts, respectively, were neutropenia (80 percent, 77 percent), anemia (20 percent, 12 percent), febrile neutropenia (20 percent, 8 percent) and pulmonary toxicity (24 percent, 0 percent). One patient experienced a Grade 3 peripheral neuropathy event. Data from this phase 1 trial supported initiation of the ECHELON-1 trial.

Phase 3 Frontline Mature T-Cell Lymphoma (ECHELON-2).    In January 2013, we and Takeda initiated a global randomized, double-blind, placebo-controlled multi-center phase 3 clinical trial evaluating ADCETRIS in combination with CHP versus CHOP for the treatment of newly diagnosed CD30-expressing MTCL patients, including patients with sALCL and other types of peripheral T-cell lymphomas, or the ECHELON-2 trial. The primary endpoint of the trial is PFS per independent review facility assessment. Secondary endpoints include overall survival, complete remission rate and safety. The trial is being conducted in North America, Europe and Asia. We expect to complete enrollment of approximately 450 patients in this trial during 2016, and to report data in the 2017 to 2018 timeframe. A molecular companion diagnostic test is being used in this trial to identify eligible patients based on CD30-expression. We are developing a companion diagnostic under a collaboration agreement with Ventana Medical Systems, or Ventana, and Takeda. The ECHELON-2 trial is being conducted under an SPA agreement with the FDA and also received scientific advice from the EMA. We are required to conduct this trial as part of our ADCETRIS post-marketing requirement for the relapsed sALCL indication, and the trial is designed to be confirmatory in the United States, Canada and Europe.

At the December 2015 ASH annual meeting, we announced updated results from a phase 1 dose-escalation combination trial to evaluate ADCETRIS plus chemotherapy for sALCL, which was subsequently amended to include patients with any CD30-expressing MTCL. Interim data were reported from 26 frontline patients who received the combination regimen of ADCETRIS plus CHP and the updated findings are based on a median observation time of 38.7 months from first dose of therapy. Patients who achieved at least a partial remission with combination therapy were eligible to receive continued single-agent ADCETRIS treatment. The median age of patients was 56 years. Nineteen patients (73 percent) had sALCL, including 16 patients (62 percent) with anaplastic lymphoma kinase (ALK) negative disease, typically associated with a poor prognosis. Seven patients had a diagnosis of other types of peripheral T-cell lymphoma, or PTCL. The estimated three-year PFS rate was 52 percent, with no patients receiving a consolidative stem cell transplant. The estimated three-year overall survival rate was 80 percent. The most common adverse events of any grade occurring in more than 30 percent of patients were nausea and peripheral sensory neuropathy (69 percent each), diarrhea (62 percent), fatigue (58 percent) and hair loss (54 percent). The most common Grade 3 or higher adverse events occurring in more than 10 percent of patients were febrile neutropenia (31 percent), neutropenia (23 percent), anemia (15 percent) and pulmonary embolism (12 percent). Seventy-three percent of patients (19 of 26) experienced peripheral neuropathy, the majority of which was Grade 1 or 2. Ninety-five percent of these patients had complete resolution or some improvement of their symptoms at last follow-up with a median time to resolution of 1.3 months. Data from this trial supported initiation of the ECHELON-2 trial. In addition, ADCETRIS has been added to the National Comprehensive Cancer Network, or NCCN, guidelines for the treatment of relapsed CD30-expressing PTCL.

Phase 3 Cutaneous T-Cell Lymphoma (ALCANZA).    In September 2015, we announced that we and Takeda completed patient enrollment in the phase 3 trial of ADCETRIS for relapsed CD30-expressing CTCL patients, or the ALCANZA trial. We expect to report data from this trial in the second half of 2016. The ALCANZA trial is a randomized, open-label, phase 3 trial of ADCETRIS versus investigator’s choice of methotrexate or bexarotene in patients with CD30-expressing CTCL, including those with primary cutaneous anaplastic large cell lymphoma, or pcALCL, or mycosis fungoides, or MF. The primary endpoint of the study is overall response rate, lasting at least four months. The key secondary endpoints are complete response rate, PFS and burden of symptoms. The ALCANZA trial enrolled 132 patients and is being conducted under an SPA agreement with the FDA and also received EMA scientific advice. ADCETRIS has been added to NCCN guidelines for systemic frontline or later treatment of CTCL or mycosis fungoides.

Relapsed or Refractory CD30-expressing DLBCL.    In October 2015, we announced the initiation of a randomized phase 2 trial of rituximab and bendamustine with or without ADCETRIS in relapsed or refractory patients with CD30-expressing DLBCL. Bendamustine is an alkylating agent used in the treatment of chronic lymphocytic leukemias and lymphomas. The study is intended to evaluate the activity and safety of the combination regimen. In this phase 2 randomized, open-label, multi-center clinical trial, approximately 110 relapsed/refractory CD30-expressing DLBCL patients receive rituximab and bendamustine either with or without ADCETRIS every three weeks for six cycles. Patients in the ADCETRIS combination arm who respond to treatment with a manageable safety profile may continue to receive single-agent ADCETRIS treatment for up to 10 additional cycles. The primary endpoint is to compare the objective response rates between the two study arms. Secondary endpoints include PFS, complete remission rate, duration of response and overall survival. The study is being conducted at approximately 50 sites across North America and Europe. ADCETRIS is included in NCCN guidelines for patients with second-line or beyond CD30-expressing DLBCL.

Frontline Therapy for Hodgkin Lymphoma Patients Age 60 and Over.    In October 2012, we initiated a phase 2 clinical trial evaluating ADCETRIS monotherapy as a frontline therapy for patients age 60 or older with newly diagnosed Hodgkin lymphoma. The trial was subsequently amended to include the administration of ADCETRIS in combination with bendamustine or dacarbazine. The phase 2 single-arm, open-label clinical trial is evaluating the efficacy and tolerability of ADCETRIS in patients age 60 or older with Hodgkin lymphoma. The primary endpoint of the trial is the objective response rate, with key secondary endpoints of safety and tolerability, duration of response, complete remission rate and PFS. At the December 2015 ASH annual meeting, we presented interim data from this study. ADCETRIS combination data were reported from 22 patients treated with dacarbazine and 20 patients treated with bendamustine. The median age of patients was 69 years in the dacarbazine combination arm and 75 years in the bendamustine combination arm. At least 70 percent of patients in each arm had stage III/IV disease at the time of diagnosis and the majority were frail with multiple comorbidities. Of 21 evaluable patients in the dacarbazine combination arm, all patients (100 percent) had an objective response, including 14 patients (67 percent) with a complete remission and seven patients (33 percent) with a partial remission. Of 16 evaluable patients in the bendamustine combination arm, all patients (100 percent) had an objective response, including 13 patients (81 percent) with a complete remission and three patients (19 percent) with a partial remission. In the dacarbazine combination arm, the median observation time was 13.4 months and PFS at six months was 95 percent, at nine months was 89 percent and at 12 months was 66 percent. In the bendamustine combination arm the median observation time was too short to provide a reliable PFS estimate. The most common adverse events of any grade occurring in at least 25 percent of patients in the dacarbazine combination arm were peripheral sensory neuropathy (77 percent); constipation (45 percent); fatigue and nausea (41 percent each) and joint pain and peripheral edema (32 percent each). The most common adverse events of any grade occurring in at least 25 percent of patients in the bendamustine combination arm were diarrhea (75 percent), nausea (60 percent), fatigue (55 percent) and decreased appetite and fever (40 percent each). Two patient deaths considered unrelated to treatment occurred within 30 days of last dose of study drug. Enrollment on the bendamustine arm was closed given the tolerability of the combination did not meet study goals for this fragile patient population. Patients in this arm continued to receive treatment with single-agent ADCETRIS.

Second-line Therapy for Relapsed or Refractory Hodgkin Lymphoma Patients.    In June 2013, we initiated a phase 1/2 single-arm, open-label clinical trial to evaluate the efficacy and tolerability of ADCETRIS in combination with bendamustine in Hodgkin lymphoma patients after first relapse. Patients are eligible to receive up to six cycles of ADCETRIS in combination with bendamustine followed by additional single-agent ADCETRIS for a total of 16 cycles. As a part of the trial design, after patients receive ADCETRIS plus bendamustine combination therapy, they have the option to pause therapy to receive an ASCT and then resume treatment with single-agent ADCETRIS as consolidation. At the December 2015 ASH annual meeting, we presented updated data of 55 patients evaluable for response. The majority of patients (53 percent) had stage III/IV disease at the time of initial diagnosis, with 28 primary refractory patients (51 percent) and 27 relapsed patients (49 percent) after frontline therapy, primarily consisting of the chemotherapy regimen ABVD. Of the 53 evaluable patients, 49 patients (93 percent) had an objective response to combination therapy with ADCETRIS plus bendamustine, including 40 patients (76 percent) with a best response of complete remission and nine patients (17 percent) with a best response of partial remission. The complete remission rate was 88 percent in relapsed patients and 64 percent in primary refractory patients. The median overall survival for all 53 patients, including the 40 patients who received an ASCT, had not yet been reached. The estimated 18-month PFS rate was 75 percent for the 53 evaluable patients and 83 percent for the 40 patients who proceeded to ASCT. For patients who achieved a complete remission during combination therapy, the percentage of progression events was similar whether patients did or did not have an ASCT (21 percent versus 17 percent, respectively). Patients who did not receive ADCETRIS consolidation treatment experienced a higher proportion of PFS events compared to those who received consolidation therapy (29 percent versus 15 percent). The most common adverse events from combination treatment were infusion-related reactions, or IRRs, which were seen in 58 percent of patients. The most common symptoms associated with IRRs occurring in more than 15 percent of patients were fever, chills, dyspnea, flushing and nausea. The trial protocol was amended to require premedication with corticosteroids and antihistamines, which decreased the severity of IRRs. Enrollment of this trial is now closed.

Frontline Therapy for DLBCL Patients.    In August 2013, we initiated a phase 2 study of ADCETRIS in combination with R-CHOP as frontline therapy in patients with DLBCL. Patients were randomized to receive standard dose R-CHOP with either 1.2 milligrams per kilogram (mg/kg) or 1.8 mg/kg of ADCETRIS every three weeks. This study is evaluating the safety and antitumor activity of adding ADCETRIS to standard frontline therapy for DLBCL. At the December 2015 ASH annual meeting, interim data were reported from 51 patients with a median age of 67 years. Seventy-one percent of patients in the trial had stage IV disease, 37 percent were considered high-risk and 63 percent were considered high-intermediate risk. Of 25 evaluable patients who had CD30-expressing disease (one percent expression or greater), 21 patients (84 percent) obtained an objective response, including 19 patients (76 percent) with a complete remission and two patients (eight percent) with a partial remission. The estimated PFS rate for CD30-expressing patients at both 12 and 15 months was 83 percent. Eleven patients with CD30-expressing activated B-cell like DLBCL had a complete remission rate of 73 percent (eight of 11 patients). The estimated PFS rate for these patients at both 12 and 15 months was 80 percent. Six patients with Epstein-Barr virus (EBV)-positive lymphoma had a complete remission rate of 83 percent (five of six patients). The estimated PFS rate for these patients at 12 months was 83 percent. The most common treatment-emergent adverse events of any grade were fatigue and peripheral sensory neuropathy (63 percent each), diarrhea and nausea (57 percent each), and neutropenia and vomiting (37 percent each). The most common Grade 3 or 4 adverse events were febrile neutropenia (31 percent), neutropenia (33 percent) and anemia (24 percent). Based on an increased rate of Grade 3 peripheral neuropathy observed in the first 10 patients treated on the 1.8 mg/kg arm, remaining patients were treated with 1.2 mg/kg of ADCETRIS. Based on these data, the phase 2 trial has been amended to add a randomized cohort exploring the activity and safety of ADCETRIS plus RCHP (without vincristine) versus RCHOP in frontline patients with CD30-expressing high-intermediate or high-risk DLBCL. The study is expected to enroll up to 75 patients at multiple centers in the United States.

Secondline Therapy for Hodgkin and B-cell and T-cell non-Hodgkin lymphoma Patients.    In January 2015, we and BMS announced a clinical trial collaboration agreement to evaluate the investigational combination of ADCETRIS and BMS’ immunotherapy nivolumab (OPDIVO) in two phase 1/2 clinical trials. Nivolumab is a human programmed death receptor-1, or PD-1, blocking antibody that binds to the PD-1 receptor expressed on activated T-cells. The first trial is ongoing and is evaluating the combination of ADCETRIS and nivolumab as a potential treatment option for patients with relapsed or refractory Hodgkin lymphoma. The second trial, also ongoing, will focus on patients with relapsed or refractory B-cell and T-cell non-Hodgkin lymphomas, including DLBCL.

Investigator-Sponsored Studies.    In addition to our corporate-sponsored trials, as of December 31, 2015, there were more than 29 reported investigator-sponsored trials of ADCETRIS in the United States. In addition, we and Takeda are reviewing proposals from multiple clinical investigators and cooperative groups in the United States, Canada and Europe about potential investigator-sponsored trials of ADCETRIS. The investigator-sponsored trials to date include the use of ADCETRIS in a number of malignant hematologic indications such as CTCL, DLBCL, untreated limited stage Hodgkin lymphoma, salvage therapy for patients with Hodgkin lymphoma prior to auto-HSCT and graft versus host disease. There are also numerous other investigator-sponsored trials for the use of ADCETRIS in other CD30-expressing and select CD30-undetectable settings, and in solid tumors such as mesothelioma and testicular germ cell tumors. One cooperative group investigator-sponsored trial is currently evaluating ADCETRIS with immuno-oncology compounds in Hodgkin lymphoma, and we expect additional investigator-sponsored trials might evaluate ADCETRIS in novel combination regimens.

SGN-CD33A

SGN-CD33A is an ADC composed of an anti-CD33 monoclonal antibody linked to a potent PBD dimer using our proprietary ADC technology, and is a product candidate being developed as a potential treatment of AML and MDS. SGN-CD33A targets CD33, a protein that is expressed on most AML cells. SGN-CD33A employs our newest proprietary ADC technology. This technology is comprised of a PBD dimer, which is a potent cell-killing agent that works by a different mechanism than auristatins, linked to an engineered antibody called EC-mAb, resulting in uniform drug-loading of two PBD dimers per antibody.

In July 2013, we initiated a phase 1, open-label, multi-center, dose-escalation clinical trial of SGN-CD33A as monotherapy or in combination with other standard treatments. The primary endpoints of the study are the estimation of the maximum tolerated dose and evaluation of the safety of SGN-CD33A. In addition, the trial is evaluating anti-leukemic activity, pharmacokinetics, PFS and overall survival in patients with CD33-positive AML. Patients who achieve a complete remission or complete remission with incomplete recovery, or CR/CRi, are eligible to continue to receive SGN-CD33A at a lower, maintenance dose given every three weeks. At the December 2015 ASH annual meeting, we reported interim data from a cohort of this trial that evaluated SGN-CD33A in combination with HMAs, including azacitidine and decitabine. Data were reported from 25 frontline older AML patients with a median age of 77 years and predominantly intermediate or adverse cytogenetic risk who had declined intensive therapy. Forty-eight percent of patients had evidence of underlying myelodysplasia. Of 23 efficacy-evaluable patients treated with azacitidine or decitabine combination therapy with SGN-CD33A, the best clinical response by investigator included 15 patients (65 percent) with a CR or CRi. Responses were observed in higher-risk patients, with remission achieved in eight of 10 patients (80 percent) with underlying myelodysplasia and eight of nine patients (89 percent) with adverse cytogenetics. At a median follow-up of 7.7 months, median survival had not yet been reached and 72 percent of patients remained alive and on study. The 30- and 60-day mortality rates were zero and four percent, with no treatment-related deaths occurring during that time. Ninety-six percent of patients (22 of 23) had reduction in bone marrow blasts, with 87 percent (20 of 23) experiencing a reduction of 50 percent or greater. The most common treatment-related adverse events of any grade occurring in 20 percent or more of patients were fatigue (40 percent), nausea (32 percent), febrile neutropenia (28 percent), thrombocytopenia (24 percent) and neutropenia and anemia (20 percent each). The most common Grade 3 or 4 treatment-emergent adverse events occurring in 20 percent or more of patients were febrile neutropenia (56 percent), thrombocytopenia (32 percent), neutropenia (28 percent), anemia (24 percent) and fatigue (20 percent). Based on interim data from this trial, a phase 3 clinical trial is planned to begin in 2016. The phase 3 study is being designed to evaluate SGN-CD33A in combination with HMAs in previously untreated older AML patients. We are also evaluating SGN-CD33A across multiple lines of therapy in patients with myeloid malignancies, including a planned phase 1/2 clinical trial for newly diagnosed myelodysplastic syndrome patients.

In December 2014, we initiated a phase 1b clinical trial of SGN-CD33A in combination with standard of care chemotherapy, including cytarabine and daunorubicin, for patients with newly diagnosed AML. The trial will also evaluate SGN-CD33A in the consolidation setting for AML, both in combination with cytarabine and as a single-agent maintenance regimen. The study is a phase 1b, open-label, multi-center, dose-escalation clinical trial designed to evaluate SGN-CD33A administered in combination with frontline standard of care regimens for induction (cytarabine and daunorubicin) and/or consolidation (cytarabine). In addition, the study will evaluate single-agent SGN-CD33A as a maintenance regimen. The primary endpoints are determination of the maximum tolerated dose and safety profile of SGN-CD33A in these settings. In addition, the trial will evaluate anti-leukemic activity, pharmacokinetics, PFS and overall survival. The phase 1b trial is designed to enroll approximately 140 patients at multiple centers in the United States.

In November 2015, we announced initiation of a phase 1/2 clinical trial of SGN-CD33A in patients with relapsed or refractory AML. The trial will evaluate SGN-CD33A monotherapy as a pre-conditioning regimen prior to an allogeneic stem cell transplant, or alloSCT, and also for use as maintenance therapy following transplant. The phase 1/2, open-label, multi-center, clinical trial is a two-part (A and B) study designed to evaluate the safety and activity of SGN-CD33A administered in patients with relapsed chemotherapy-resistant AML. Part A of the study will examine SGN-CD33A as cytoreduction pre-conditioning and Part B will evaluate SGN-CD33A in post-alloSCT as a maintenance regimen. Each part will consist of a phase 1 safety evaluation followed by a phase 2 expansion for activity. Parts A and B will enroll concurrently. The primary endpoints in phase 1 are determination of the maximum tolerated dose and the safety and tolerability profiles of SGN-CD33A in both pre- and post-alloSCT settings. The primary endpoints in phase 2 are to evaluate the one-year survival rates of patients treated with SGN-CD33A at the recommended dose pre- and post-alloSCT; to assess the rate of minimal residual disease negativity; and to further assess the safety and tolerability of SGN-CD33A at the recommended dose. The secondary endpoints include assessments of best response on study treatment, duration of response and overall survival. The two-part, phase 1/2 trial will enroll approximately 100 patients at multiple centers in the United States.

SGN-CD19A

SGN-CD19A is an ADC composed of an anti-CD19 monoclonal antibody linked to a potent auristatin compound using our proprietary ADC technology, and is a product candidate being developed as a potential treatment of hematologic malignancies. CD19 is a B-cell antigen that is expressed in non-Hodgkin lymphoma, chronic lymphocytic leukemia and acute lymphoblastic leukemia, or ALL.

In October 2015, we announced the initiation of a randomized phase 2 clinical trial of SGN-CD19A in combination with the second-line salvage regimen of rituximab, ifosfamide, carboplatin and etoposide, or RICE, for patients with relapsed or refractory DLBCL. In this phase 2 randomized, open-label, multi-center clinical trial, approximately 150 relapsed/refractory DLBCL or grade 3B follicular lymphoma patients who are eligible for an ASCT will be randomized to receive RICE either with or without SGN-CD19A every three weeks for three cycles. The primary endpoint is to compare the complete remission rates between the two study arms. Secondary endpoints include safety of the combination regimen, PFS, overall survival and the number of patients who are able to undergo ASCT. The design of this trial was based on the results of an ongoing phase 1 trial of relapsed/refractory aggressive non-Hodgkin lymphoma patients who received single-agent SGN-CD19A every three weeks. At the December 2015 ASH annual meeting, we announced interim data from this ongoing trial of 62 patients with relapsed or refractory NHL, including 54 patients with DLBCL, four patients with mantle cell lymphoma, and three patients with grade 3 follicular lymphoma. Of the 62 patients, 37 patients (60 percent) were refractory to their last therapy and 25 patients (40 percent) were relapsed. Sixteen patients (26 percent) had received a prior autologous stem cell transplant. The median age of patients was 65 years. The maximum tolerated dose was not exceeded after escalating to 6 milligrams per kilogram (mg/kg) every three weeks. Of the

60 patients evaluable for response, 23 patients (38 percent) achieved an objective response, including 14 patients (23 percent) with a complete remission and nine patients (15 percent) with a partial remission. Thirteen patients (22 percent) achieved stable disease and 24 patients (40 percent) had disease progression. Antitumor activity appeared to be higher in relapsed patients. Of the 25 relapsed patients, 15 patients (60 percent) achieved an objective response, including 10 patients (40 percent) with a complete remission. In the 23 relapsed patients who responded, median duration of response was 47.1 weeks. Among all relapsed patients, median PFS was 25.1 weeks and median overall survival was 56.7 weeks. The most common adverse events of any grade occurring in more than 15 percent of patients were blurred vision (63 percent), dry eye (53 percent), and fatigue, keratopathy and photophobia (39 percent each). Ocular symptoms were reported in more than 70 percent of patients. Symptoms were mostly Grade 1/2 and were managed with steroid eye drop treatment and dose modifications. Eighty-eight percent of patients with Grade 3 or 4 keratopathy experienced improvement and/or resolution within a median of five weeks.

In addition, at the December 2015 ASH annual meeting, we announced interim data from 72 adult patients with relapsed or refractory B-lineage acute lymphocytic leukemia, or B-ALL, and highly aggressive lymphomas, including B-cell lymphoblastic lymphoma, or B-LBL, and Burkitt lymphoma. The median age of adult patients was 45 years and the median number of prior systemic therapies was two, with 20 patients (28 percent) having received a prior ASCT. The primary endpoints of the ongoing clinical trial are to estimate the maximum tolerated dose and to evaluate the safety of SGN-CD19A. In addition, the trial is evaluating antitumor activity, pharmacokinetics, PFS and overall survival. In this dose-escalation study, patients received SGN-CD19A in Schedule A (40 patients) at 0.3 to 3 mg/kg weekly or Schedule B (32 patients) at 4 to 6 mg/kg every three weeks. Of the 56 B-ALL adult patients evaluable for response, six patients (19 percent) treated weekly achieved a composite complete remission (complete remission or complete remission with incomplete platelet or blood recovery) and nine patients (38 percent) treated every three weeks achieved a composite complete remission. The median duration of response was 27 weeks. Fifty-four percent of patients across both schedules achieved cytoreduction of greater than 50 percent. In the ten patients with Philadelphia chromosome positive, or Ph+ B-ALL, five patients (50 percent) achieved a complete remission and one patient (10 percent) had a partial remission. Ph+ B-ALL represents 20 to 30 percent of adult patients and carries a dismal prognosis, with higher rates of relapse and lower overall survival. The maximum tolerated dose was not reached in patients treated weekly and was identified at 5 mg/kg in patients treated every three weeks. The most common adverse events of any grade occurring in 25 percent or more of patients treated weekly (40 patients) or every three weeks (32 patients), respectively, were nausea (63 and 41 percent), fatigue (58 and 47 percent), fever (55 and 50 percent), headache (45 and 38 percent) and anemia (43 and 22 percent). In the study, 43 patients (60 percent) developed ocular symptoms, of which 91 percent were Grade 1/2. These included blurred vision (39 percent), dry eye (25 percent) and photophobia (19 percent). Ocular symptoms were managed with steroid eye drop treatment and dose modifications. Keratopathy was observed in 34 patients, of whom 22 patients had Grade 3/4 events. The majority of patients with Grade 3/4 events had improvement or resolution with a median time of approximately four weeks.

SGN-LIV1A

SGN-LIV1A is an ADC composed of an anti-LIV-1 monoclonal antibody linked to a potent auristatin compound using our proprietary ADC technology, and is a product candidate being developed as a potential treatment of LIV-1-positive metastatic breast cancer. In October 2013 we initiated a phase 1, open-label, dose-escalation clinical trial to evaluate the safety and antitumor activity of SGN-LIV1A in patients with LIV-1-positive metastatic breast cancer. The trial is enrolling patients with triple negative disease who have previously been treated with at least two prior cytotoxic regimens in the metastatic setting, or patients with ER-positive and/or PR-positive and HER2-negative disease who have previously been treated with at least two prior cytotoxic regimens in the metastatic setting, and at least three prior hormonal therapies. The primary endpoint of the trial is safety, with key secondary endpoints of objective response, duration of response and PFS. The study is expected to enroll up to 70 patients at multiple centers in the United States.

ASG-15ME

ASG-15ME is an ADC composed of an anti-SLITRK6 monoclonal antibody linked to a potent auristatin compound using our proprietary ADC technology. SLITRK6 is a novel target expressed in bladder and lung cancer. We are developing ASG-15ME as a potential treatment of bladder cancer under our co-development collaboration with Agensys. A phase 1 clinical trial of ASG-15ME for the treatment of bladder cancer was initiated in October 2013. This trial is evaluating the safety, tolerability, pharmacokinetic profile and antitumor activity of escalating doses of ASG-15ME given on Days 1, 8, and 15 of a 28 day cycle. The maximum tolerated dose has not yet been established in this trial and dose escalation is continuing. We expect to report data from this trial in the first half of 2016.

ASG-22ME

ASG-22ME is an ADC composed of an anti-Nectin-4 monoclonal antibody linked to a potent auristatin compound using our proprietary ADC technology. Nectin-4 is a novel target expressed in multiple cancers including bladder, breast, lung and pancreatic cancers. We are developing ASG-22ME as a potential treatment of solid tumors under our co-development collaboration with Agensys. Based on the results of a prior phase 1 clinical trial of ASG-22ME, we initiated a new phase 1 clinical trial in 2014 to evaluate the safety, tolerability, pharmacokinetic profile and antitumor activity of ASG-22ME when given on Days 1, 8 and 15 of a 28 day cycle. The maximum tolerated dose has not yet been established in this trial and dose escalation is continuing. We expect to report data from this trial in the first half of 2016.

SGN-CD70A

SGN-CD70A is an ADC composed of an anti-CD70 EC-mAb linked to a potent PBD dimer using our proprietary ADC technology. This product candidate is being evaluated in a phase 1, open-label, multi-center, dose-escalation clinical trial evaluating SGN-CD70A for CD70-positive renal cell carcinoma. The primary endpoints are to estimate the maximum tolerated dose and to evaluate the safety of SGN-CD70A. In addition, the trial will evaluate the antitumor activity and pharmacokinetics in patients with CD70-positive relapsed or refractory metastatic renal cell carcinoma. The study is designed to evaluate SGN-CD70A administered every three weeks and will enroll approximately 95 patients at multiple centers in the United States.

SEA-CD40

SEA-CD40 utilizes our novel SEA technology to produce a non-fucosylated antibody targeting CD40, that is believed to work as an immuno-oncology molecule, activating certain immune cells. It builds on our extensive experience targeting CD40. In February 2015, we announced initiation of a phase 1, open-label, multi-center, dose-escalation clinical trial of SEA-CD40 in patients with advanced solid tumors who have failed current standard of care treatments. Expansion cohorts are planned to evaluate SEA-CD40 across up to three cancer indications that will be determined based on data from the dose escalation portion of the study. The primary endpoints are determination of the maximum tolerated dose and safety profile of SEA-CD40. In addition, the trial will evaluate antitumor activity, pharmacokinetics and immunological pharmacodynamic effects. The phase 1 trial is designed to enroll approximately 50 patients during dose escalation and up to 90 patients in the expansion cohorts at multiple centers in the United States.

Research Programs

In addition to our pipeline of product candidates and antibody-based and SEA technologies, we have internal research programs directed toward developing new classes of potent, cell-killing agents and stable linkers, identifying novel antigen targets, monoclonal antibodies and other targeting molecules, and advancing our antibody engineering initiatives.

New Cell-Killing Agents.    We continue to study new cell-killing agents that can be linked to antibodies, such as the auristatins and PBDs that we currently use in our ADC technology, and new classes of cell-killing agents.

New Stable Linkers.    We are conducting research with the intent to develop new linker systems that are more stable in the bloodstream and more effective at releasing the cell-killing agent once inside targeted cancer cells.

Novel Monoclonal Antibodies and Antigen Targets.    We are actively engaged in internal efforts to identify and develop monoclonal antibodies and other targeting molecules and ADCs with novel specificities and activities against selected antigen targets. We focus on antigen targets that are highly expressed on the surface of cancer cells that may serve as targets for monoclonal antibodies or ADCs. We may then create and screen panels of cancer-reactive monoclonal antibodies in our laboratories to identify those with the desired specificity. We supplement these internal efforts by evaluating opportunities to in-license targets and antibodies from academic groups and other biotechnology and pharmaceutical companies, such as our ongoing co-development collaboration with Genmab.

Antibody Engineering.    We have substantial internal expertise in antibody engineering, both for antibody humanization and non-fucosylation, as well as engineering of antibodies to improve drug linkage sites for use with our ADC technology. By modifying the number and type of drug-linkage sites found on our antibodies, we believe that we can improve the robustness and cost-effectiveness of our manufacturing processes for conjugation of ADCs.

Research and Development Expense

Since inception, we have devoted a significant amount of resources to develop ADCETRIS, our product candidates and our antibody-based technologies. For the years ended December 31, 2015, 2014, and 2013, we recorded $294.5 million, $230.7 million, and $218.6 million, respectively, in research and development expenses.

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

Takeda ADCETRIS Collaboration

In December 2009, we entered into a collaboration agreement with Takeda to develop and commercialize ADCETRIS, under which Seattle Genetics retains commercial rights in the United States and its territories and in Canada, and Takeda and its Takeda affiliates have commercial rights in the rest of the world. As of December 31, 2015, we had received an upfront payment of $60 million and had achieved milestone payments totaling $50 million related to regulatory and commercial progress by Takeda. As of December 31, 2015, we were entitled to receive additional progress- and sales-dependent milestone payments of up to $185 million based on Takeda’s achievement of significant events under the collaboration in addition to tiered royalties with percentages starting in the mid-teens and escalating to the mid-twenties based on net sales of ADCETRIS within Takeda’s licensed territories. Takeda also bears a portion of third-party royalty costs owed on sales of ADCETRIS in its territory. Takeda is funding half of joint worldwide development costs under the collaboration, excluding costs solely related to development in Japan, which Takeda is solely responsible for funding. Although we are funding half of joint worldwide development costs, Takeda is responsible for the achievement of the progress- and sales-

dependent milestone payments that we may receive. Either party may terminate the collaboration agreement if the other party materially breaches the agreement and such breach remains uncured. Takeda may terminate the collaboration agreement for any reason upon prior written notice to us and we may terminate the collaboration agreement in certain circumstances. The collaboration agreement can also be terminated by mutual written consent of the parties. If neither party terminates the collaboration agreement, then the agreement automatically terminates on the expiration of all payment obligations.

Agensys Co-Development Collaboration

In January 2007, we entered into an agreement with Agensys to jointly research, develop and commercialize ADCs for the treatment of cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Agensys to proprietary cancer targets. Under this collaboration, Agensys is conducting clinical trials on various ADC product candidates.

The co-development provisions of the collaboration agreement included an initial co-development product candidate, ASG-5ME, and provided us with two options to co-develop additional product candidates. We have exercised all of our co-development options and are currently co-developing ASG-22ME and ASG-15ME. Development of ASG-5ME has been discontinued. We and Agensys are co-funding all development and commercialization costs for both ASG-22ME and ASG-15ME, and will share equally in any profits from these product candidates. Both ASG-15ME and ASG-22ME are in ongoing phase 1 trials.

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

Genmab Co-Development Collaboration

In September 2010, we entered into an ADC research collaboration agreement with Genmab. Under the agreement, Genmab has rights to utilize our ADC technology with its HuMax-TF antibody targeting the Tissue Factor, or TF, antigen, which is expressed on numerous types of solid tumors. Under this agreement, we received an upfront payment and have the right to exercise a co-development option for any resulting ADC products at the end of phase 1 clinical development. Genmab is responsible for research, manufacturing, preclinical development and phase 1 clinical trials under the collaboration. We receive research support payments for any assistance provided to Genmab. If we opt into the anti-TF ADC product at the end of phase 1, we and Genmab would co-develop and share all future costs and profits for the product on a 50: 50 basis. If we do not opt in, then Genmab would pay us fees, milestones and mid-single digit royalties on worldwide net sales of the product.

Unum Therapeutics Collaboration

In June 2015, we entered into a strategic collaboration and license agreement with Unum to develop and commercialize novel ACTR therapies incorporating our antibodies for cancer. Unum’s proprietary ACTR technology enables programming of a patient’s T-cells to attack tumor cells when co-administered with tumor-

specific therapeutic antibodies. Through our research and development in the field of ADCs, we have a substantial portfolio of cancer targets and tumor-specific monoclonal antibodies from which programs will be selected for the collaboration with Unum. Under the terms of the agreement, we and Unum will initially develop two ACTR product candidates that combine Unum’s ACTR technology with our antibodies, and we have an option to expand the collaboration to include a third ACTR product candidate upon payment of an additional fee. Unum is obligated to conduct preclinical research and clinical development activities through phase 1 and we are obligated to provide funding for these activities. The agreement calls for us to work together to co-develop and jointly fund programs after phase 1 unless either company opts out. We and Unum would co-commercialize any successfully developed product candidates and share any profits 50/50 on any co-developed programs in the United States. We retain exclusive commercial rights outside of the United States, paying Unum a royalty that is a high single digit to mid-teens percentage of ex-U.S. sales, if any. The potential future licensing and progress-dependent milestone payments to Unum under the collaboration may total up to $615 million across all three ACTR programs, payment of which is triggered by the achievement of development, regulatory and commercial milestones.

ADC Collaborations

We have active collaborations with ten companies to allow them to use our proprietary ADC technology with their monoclonal antibodies. Under our ADC collaborations, which we enter into in the ordinary course of business, we receive or are entitled to receive upfront cash payments, progress-dependent milestones and single digit royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. Our ADC collaborators are responsible for development, manufacturing and commercialization of any ADC product candidates that result from the collaborations and are solely responsible for the achievement of any of the potential milestones under these collaborations.

Our current ADC collaborations are at various stages of clinical and preclinical development Our ability to generate significant growth in revenues from our current ADC collaboration agreements will largely depend on a product that incorporates our ADC technology entering late-stage clinical development and receiving marketing approval from the FDA at which point the milestone payments, royalties or other rights and benefits become more substantial. Below is a table setting forth our active ADC collaborations and current development status:

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

For ADCETRIS and our related ADC technology, we own nine patents in the United States and Europe that will expire between 2020 and 2031. For SGN-CD33A and our related ADC technology, we own, co-own or have licensed rights to five patents in the United States and Europe that will expire between 2027 and 2030. Of these five patents, we own or co-own three patents and have licensed rights to two patents. For SGN-CD19A and our related ADC technology, we own ten patents in the United States and Europe that will expire between 2024 and 2029. For SGN-LIV1A and our related ADC technology, we own or have licensed rights to six patents in the United States and Europe that will expire between 2020 and 2026. Of these six patents, we own rights to four patents and have licensed rights to two patents. For SGN-70A and our related ADC technology, we own, co-own or have licensed rights to twelve patents in the United States and Europe that will expire between 2024 and 2030. Of these twelve patents, we own or co-own ten patents and have licensed rights to two patents. For SEA-CD40 and our related SEA technology, we own or have licensed rights to eleven patents in the United States and Europe that will expire between 2020 and 2030. Of these eleven patents, we own eight patents and have licensed rights to three patents. For ASG-22ME and our related ADC technology, we own, co-own or have licensed rights to eight patents in the United States and Europe that will expire between 2022 and 2031. Of these eight patents, we own or co-own six patents and have licensed rights to two patents. For ASG-15ME and our related ADC technology, we own or have licensed five patents in the United States and Europe that will expire between 2022 and 2033. Of these five patents, we own four patents and co-own one patent. In some cases, our U.S. patents may be eligible for patent term extension, and our European patents may be eligible for supplemental protection in one or more countries. The length of any such extension would vary by country.

Patents expire, on a country by country basis, at various times depending on various factors, including the filing date of the corresponding patent application(s), the availability of patent term extension and supplemental protection certificates and requirements for terminal disclaimers. Although we believe our owned and licensed patents and patent applications provide us with a competitive advantage, the patent positions of biotechnology and pharmaceutical companies can be uncertain and involve complex legal and factual questions. We and our corporate collaborators may not be able to develop patentable products or processes or obtain patents from pending patent applications. Even if patent claims are allowed, the claims may not issue. In the event of issuance, the patents may not be sufficient to protect the proprietary technology owned by or licensed to us or our corporate collaborators. Our or our collaborators’ current patents, or patents that issue on pending applications, may be challenged, invalidated, infringed or circumvented. Our patents have been and may in the future be challenged by third parties in post-issuance administrative proceedings or in litigation as invalid, not infringed or unenforceable under U.S. or foreign laws, or they may be infringed by third parties. As a result, we are or may be from time to time involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, U.S. Patent and Trademark Office inter partes review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the United States and elsewhere. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings or litigation may be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our proprietary technologies without a license from us or our collaborators. Our and our collaborators’ patents may also be circumvented, which may allow third parties to use similar technologies without a license from us or our collaborators.

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. Organizations such as pharmaceutical and biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned, optioned by or licensed to us or to our collaborators. In addition, we are monitoring the progress of multiple pending patent applications of other organizations that, if granted, may require us to license or challenge their enforceability in order to continue commercializing ADCETRIS or to commercialize our product candidates. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our or our collaborators’ ability to make, use or sell ADCETRIS or any other products.

We require our scientific personnel to maintain laboratory notebooks and other research records in accordance with our policies, which are designed to strengthen and support our intellectual property protection. In addition to our patented intellectual property, we also rely on trade secrets and other proprietary information, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a proprietary information and inventions assignment agreement before beginning their employment, consulting or advisory relationship with us. These agreements provide that the individual must keep confidential and not disclose to other parties any confidential information developed or learned by the individual during the course of their relationship with us except in limited circumstances. These agreements also provide that we will own all inventions conceived by the individual in the course of rendering services to us. Our agreements with collaborators require them to have a similar policy and agreements with their employees, consultants and advisors. Our policy and agreements and those of our collaborators may not sufficiently protect our confidential information, or third parties may independently develop equivalent information.

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

The necessary steps before a new biopharmaceutical product may be sold in the United States ordinarily include:

•	preclinical in vitro and in vivo tests, some of which must comply with Good Laboratory Practices, or GLP;

•	submission to the FDA of an IND which must become effective before clinical trials may commence, and which must be updated at least annually with a report on development;

•	development of a drug formulation and manufacture of the drug product for clinical trials, and commercial sale, if approved;

•	completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

•	submission to the FDA of a marketing authorization application in the form of a BLA, which must be accompanied by a substantial user fee unless the fee is waived;

•

FDA pre-approval inspection of manufacturing facilities for current Good Manufacturing Practices, or GMP, compliance and FDA inspection of select clinical trial sites for Good Clinical Practice, or GCP, compliance; and

•	FDA review and approval of the marketing authorization application and product prescribing information prior to any commercial sale.

The results of preclinical tests (which include laboratory evaluation as well as preclinical GLP studies to evaluate toxicity) for a particular product candidate, together with related manufacturing information and analytical data, and a clinical protocol are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30 day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may result in FDA not providing authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP regulations and regulations for informed consent and privacy of individually-identifiable information.

Clinical trials generally are conducted in three sequential phases that may overlap or in some instances, be skipped. In phase 1, the initial introduction of the product into humans, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase 2 usually involves trials in a limited patient population to evaluate the efficacy of the potential product for specific, targeted indications, determine dosage tolerance and optimum dosage and further identify possible adverse reactions and safety risks. Phase 3 and pivotal trials are undertaken to evaluate further clinical efficacy and safety often in comparison to standard therapies within a broader patient population, generally at geographically dispersed clinical sites. Phase 4, or post-marketing, trials may be required as a condition of commercial approval by the FDA and may also be voluntarily initiated by us or our collaborators. Since we received accelerated approval for ADCETRIS from the FDA for the relapsed sALCL indication, we are subject to certain post-approval requirements pursuant to which we are conducting an additional confirmatory phase 3 trial, the ECHELON-2 trial, to verify and describe the clinical benefit of ADCETRIS in the relapsed sALCL indication. Phase 1, phase 2 or phase 3 testing may not be completed successfully within any specific period of time, if at all, with respect to any of our product candidates. Similarly, suggestions of safety, tolerability or efficacy in earlier stage trials do not necessarily predict findings of safety and efficacy in subsequent trials. Furthermore, the FDA, an IRB or we may suspend a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical trials are subject to central registration and results reporting requirements, such as on www.clinicaltrials.gov.

The results of preclinical studies, pharmaceutical development and clinical trials, together with information on a product’s chemistry, manufacturing, and controls, are submitted to the FDA in the form of a BLA, for approval of the manufacture, marketing and commercial shipment of the pharmaceutical product. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. The FDA may also convene an Advisory Committee of external advisors to answer questions regarding the approvability and labeling of an application. The FDA is not obligated to follow the Advisory Committee’s recommendation. The submission of a BLA is required to be accompanied by a substantial user fee, with few exceptions or waivers. The user fee is administered under the Prescription Drug User Fee Act, or PDUFA, which sets goals for the timeliness of the FDA’s review. A standard review period is twelve months from submission of the application, while priority review is eight months from submission of the application. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny review of an application by refusing to file the application or not approve an application by issuance of a complete response letter if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-market testing and surveillance to monitor the safety or efficacy of the product. Approval may occur with significant Risk Evaluation and Mitigation Strategies, or REMS, that limit the clinical use in the prescribing information, distribution or promotion of a product. Accelerated approval of ADCETRIS for relapsed sALCL additionally requires the pre-submission of marketing materials to the FDA for the product until such time as the accelerated approval requirements have been fulfilled. Once an approval is issued, the FDA may require safety-related labeling changes or withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require further testing of ADCETRIS, including phase 4 clinical trials, and surveillance programs to monitor the safety of ADCETRIS, and the FDA has the power to prevent or limit further marketing of ADCETRIS based on the results of these post-marketing programs or other information.

Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including manufacture, labeling, distribution, advertising, promotion, recordkeeping, annual product quality review and reporting requirements. Adverse event experience with the product must be reported to the

FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form FDA 483 and Warning Letters that could cause us to modify certain activities. A Form FDA 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated cGMP or other FDA regulations or guidances. Failure to adequately and promptly correct the observations(s) can result in further regulatory enforcement action. In addition to Form FDA 483 notices and Warning Letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, not approve our products, require us to recall a product from distribution or withdraw approval of the BLA for that product. Failure to comply with ongoing regulatory obligations can result in delay of approval or Warning Letters, product seizures, criminal penalties, and withdrawal of approved products, among other enforcement remedies.

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

FDA Regulation of Companion Diagnostics

ADCETRIS and certain of our product candidates may rely upon in vitro companion diagnostics for use in selecting the patients that we believe will respond to our therapeutics. If safe and effective use of a therapeutic product depends on an in vitro diagnostic, the FDA generally will require approval or clearance of the diagnostic at the same time that FDA approves the therapeutic product. This policy is described in an August 2014 FDA guidance document. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by FDA’s Center for Biologics Evaluation and Research and by FDA’s Center for Devices and Radiological Health. For example, we and Takeda have formed a collaboration with Ventana under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens, which companion diagnostic may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-expressing malignancies.

Regulation Outside of the United States

In addition to regulations in the U.S., we and our collaborators are and will be subject to regulations of other countries governing clinical trials and commercial sales, manufacturing and distribution of our products. We must obtain approval by the regulatory authorities of countries outside of the U.S. before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as Canada, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Healthcare Regulation

Federal and state healthcare laws and regulations, including fraud and abuse and health information privacy and security laws and regulations, may also be applicable to our business. If we fail to comply with those laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. The healthcare laws and regulations that may affect our ability to operate include, without limitation, anti-kickback and false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Like the Anti-Kickback Statute, PPACA amended the intent standard for certain healthcare fraud under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes certain requirements on certain types of individuals and entities relating to the privacy and security of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The federal Physician Payments Sunshine Act, created under PPACA and its implementing regulations, requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report information related to certain payments or other transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures.” Covered manufacturers are required to submit reports on aggregate payment data to the Secretary of the U.S. Department of Health and Human Services on an annual basis.

Many states have similar statutes or regulations to the above federal laws and regulations that may be broader in scope than the aforementioned federal versions and apply regardless of payor, and many of which differ from each other in significant ways and may not have the same effect, further complicate compliance efforts. Additionally, our business operations in foreign countries and jurisdictions, including Canada and the European Union, may subject us to additional regulation.

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

Many of the patients in the U.S. who seek treatment with ADCETRIS may be eligible for Medicare or Medicaid benefits. The Medicare and Medicaid programs are administered by CMS, and coverage and reimbursement for products and services under these programs are subject to changes in CMS regulations and interpretive policy determinations, in addition to statutory changes made by Congress. Federal budget decisions have and may result in reduced Medicare payment rates. In addition, as a condition of federal funds being made available to cover our products under Medicaid, we are required to participate in the Medicaid drug rebate program. The rebate amount under this program varies by quarter, and is based on pricing data we report to CMS. In addition, because we participate in the Medicaid drug rebate program, we must make ADCETRIS available to authorized users of the Federal Supply Schedule of the General Services Administration. This requires compliance with additional laws and requirements, including offering ADCETRIS at a reduced price to federal agencies including the United States Department of Veterans Affairs and United States Department of Defense, the Public Health Service and the Indian Health Service. We are also required to offer discounted pricing to certain private entities that are eligible for government pricing under the Public Health Services Act. Participation in these programs requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial criminal, civil and/or administrative penalties, as well as, administrative burdens and exclusion from or contract termination regarding these programs. The terms of these procurement contracts could change in the future which may increase the discounts or rebates we are required to offer, possibly reducing the revenue derived from sales of ADCETRIS to these entities.

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

Healthcare Reform

PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. PPACA aims to, among other things, expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to biopharmaceutical products, PPACA is expected to, among other things, expand and increase industry rebates for products covered under Medicaid programs and make changes to the coverage requirements under the Medicare Part D program. We cannot yet predict the full impact of PPACA at this time for many reasons including that many of its provisions require the promulgation of detailed implementing regulations, which has not yet occurred.

Many provisions of PPACA may impact the biopharmaceutical industry, including that in order for a biopharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the drug pricing program under the Public Health Services Act, or PHS. The required PHS discount on a given product is calculated based on the Average Manufacturers Price, or AMP, and Medicaid rebate amounts reported by the manufacturer. PPACA expanded the types of entities eligible to receive discounted PHS pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted PHS pricing on orphan drugs when used for the orphan indication. In addition, as PHS drug pricing is determined based on AMP and Medicaid rebate data, revisions, including the recently published AMP rule, to the Medicaid rebate formula and AMP definition described above could cause the required PHS discount to increase.

PPACA and/or certain of its provisions may be modified or eliminated by future legislation or litigation. Many of the details regarding the implementation of PPACA are yet to be determined, and at this time, it remains unclear the full effect that PPACA will have on our business. There have been judicial and Congressional challenges to certain aspects of PPACA, and we expect there will be additional challenges and amendments to PPACA in the future.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% in each fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing, which could have a negative impact on our revenue or sales of ADCETRIS or any future approved products.

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

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of classical Hodgkin lymphoma or sALCL in its approved indications; however, Celgene’s Istodax and Spectrum Pharmaceuticals’ Folotyn are both approved for relapsed or refractory peripheral T-cell lymphoma. Compelling data have been presented involving several developing technologies, including antibody therapies that target PD-1 and CAR modified T-cell therapies, that may compete with ADCETRIS in the future. For example, the FDA granted breakthrough therapy designation for Bristol-Myers Squibb’s nivolumab therapy to treat patients with Hodgkin lymphoma after failure of auto-HSCT and ADCETRIS therapy. Merck is also developing a PD-1 inhibitor, pembroluzimab, in relapsed Hodgkin Lymphoma. In addition, we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib, Takeda’s alistertib, AbbVie’s ibrutinib, and Gilead’s idelalisib, which, if successful, may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ three approved indications, including auto-HSCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens.

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

We are aware of other companies that have technologies that may be competitive with ours, including AstraZeneca, Bristol-Myers Squibb, ImmunoGen and Pfizer, all of which have ADC technology. Pfizer is conducting a phase 3 trial of an anti-CD22 ADC for B-cell malignancies that may compete with our or our collaborators’ product candidates. ImmunoGen has several ADCs in development that may compete with our product candidates. ImmunoGen has also established partnerships with other pharmaceutical and biotechnology companies to allow those other companies to utilize ImmunoGen’s technology, including Sanofi-Aventis, Genentech, Novartis and Lilly. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates. For example, we believe Bristol-Myers Squibb has anti-CD30 and anti-CD70 antibody programs, and Amgen and Xencor have anti-CD19 programs that may be competitive with ADCETRIS or our product candidates. In January 2016, the FDA granted breakthrough therapy designation for AbbVie’s venetoclax for use in combination with HMAs in treatment-naïve patients with AML who are not eligible for standard high-dose induction treatment, and venetoclax could be competive with our SGN-CD33A product candidate. In addition, our ADC collaborators may develop compounds utilizing our technology that may compete with product candidates that we are developing. Many other pharmaceutical and biotechnology companies are developing and/or marketing therapies for the same types of cancer and autoimmune diseases that our product candidates are designed and being developed to treat. For example, we believe that companies including AbbVie, Amgen, Bayer, Biogen, Bristol-Myers Squibb, Celgene, Eisai, Genentech, GSK, Gilead, ImmunoGen, Infinity, Merck, Novartis, Pfizer, Sanofi-Aventis, Spectrum Pharmaceuticals, Takeda, Teva, Affimed, Karyopharm, MEI Pharma, Agios and Xencor are developing and/or marketing products or technologies that may compete with ours.

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

AbbVie Biotechnology.    In February 2004, we entered into a development and supply agreement with AbbVie (formerly a part of Abbott Laboratories) to manufacture developmental, clinical and commercial quantities of anti-CD30 monoclonal antibody, which is a component of ADCETRIS. The agreement generally provides for the supply by AbbVie and the purchase by us of such anti-CD30 monoclonal antibody. Under terms of the supply agreement, we may purchase a portion of our required anti-CD30 monoclonal antibody from a second source third-party supplier. We are required to make a minimum annual purchase. The anti-CD30 monoclonal antibody is purchased by us based upon a rolling forecast. The supply agreement was made effective as of February 23, 2004 and will continue until the completion of the tenth contract year following commercial launch of ADCETRIS with automatic term extension unless either party provides written termination notice to the other party. Either party has the right to terminate the supply agreement if the other party materially breaches its obligations thereunder.

SAFC.    In December 2010, we entered into a commercial supply agreement with SAFC to manufacture commercial quantities of drug linker that is a component of ADCETRIS. The agreement generally provides for the supply by SAFC and the purchase by us of drug linker. Under terms of the supply agreement, we may purchase a portion of our required drug linker from a second source third-party supplier. We are required to make a minimum annual purchase. The drug linker is purchased by us based upon a rolling forecast. The supply agreement was made effective as of December 1, 2010 and will continue until the completion of the tenth contract year following commercial launch of ADCETRIS with automatic term extension unless either party provides written termination notice to the other party. Either party has the right to terminate the supply agreement if the other party materially breaches its obligations thereunder.

Commercial Operations and Information About Geographic Areas

We have allocated commercial resources, including sales, marketing, supply chain management and reimbursement capabilities, to commercialize ADCETRIS in the United States and Canada. We believe the U.S. and Canadian markets for ADCETRIS in the approved indications are addressable with a targeted sales and marketing organization, and we intend to continue promoting ADCETRIS ourselves in the United States and Canada for these and any additional indications we may obtain in the future. Takeda has commercial rights in the rest of the world. ADCETRIS was granted conditional marketing authorization in the European Union in October 2012 for patients with relapsed Hodgkin lymphoma or relapsed sALCL. We and Takeda have received marketing authorizations by regulatory authorities in more than 60 countries, and Takeda continues to pursue marketing authorizations in multiple other countries.

We sell ADCETRIS through a limited number of pharmaceutical distributors. Health care providers order ADCETRIS through these distributors. We receive orders from distributors and generally ship product directly to the health care provider. Three of our major distributors, together with entities under their common control—AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation—each accounted for 10% or more of our total revenue in 2015 and 2014, respectively. Our net product sales of ADCETRIS for the years ended December 31, 2015, 2014, and 2013 were $226.1 million, $178.2 million, and $144.7 million, respectively. Revenues generated outside the United States as determined by customer location were less than 10% of total revenues for the years ended December 31, 2015, 2014, and 2013. Substantially all of our long-lived assets are located in the United States.

Employees

As of December 31, 2015, we had 759 employees. Of these employees, 539 were engaged in or support research, development and clinical activities, 115 were in administrative and business related positions, and 105 were in sales and marketing. Each of our employees has signed confidentiality and inventions assignment agreements and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

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

ADCETRIS®, or brentuximab vedotin, is now approved by the United States Food and Drug Administration, or FDA, for three indications, encompassing several settings for the treatment of relapsed Hodgkin lymphoma and relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is our only product approved for marketing and our ability to generate revenue from product sales and achieve profitability is substantially dependent on our continued ability to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and our ability to continue to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

•

we may not be able to obtain and maintain regulatory approvals to market ADCETRIS for any additional indications, including for frontline Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, or to otherwise continue to expand its labeled indications of use;

•

negative or inconclusive results in our ECHELON-1 trial, from which we expect to report data in the 2017 through mid-2018 timeframe, which would affect our ability to obtain regulatory approval in frontline Hodgkin lymphoma and which would negatively and severely impact our potential future product sales and our business;

•

as a result of increased target enrollment in the ECHELON-2 trial, our ability to successfully complete this trial on a timely basis could be adversely affected, which in turn could adversely affect our ability to continue to expand ADCETRIS’ labeled indications of use;

•

our commercial sales of ADCETRIS could be lower than our projections due to a lower market penetration rate, increased competition for alternative products or a shorter duration of therapy in patients in ADCETRIS’ approved indications;

•

we may be unable to effectively commercialize ADCETRIS in any new indications for which we receive marketing approval, including in the newly-approved indication for post-autologous hematopoietic stem cell transplantation, or auto-HSCT, consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression;

•

results from our required post-approval study, the ECHELON-2 trial, may fail to verify the clinical benefit of ADCETRIS in relapsed sALCL, which could result in the withdrawal of approval of ADCETRIS in the relapsed sALCL indication;

•

there may be additional changes to the label for ADCETRIS, including ADCETRIS’ boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from our required post-approval study, or as the result of adverse events observed in that study or in other studies, including in the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission or in investigator-sponsored studies;

•

we may not be able to establish or demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages over and side effects compared to existing and future therapeutics;

•	physicians may be reluctant to prescribe ADCETRIS until results from our required post-approval study is available or other long term efficacy and safety data exists;

•	the estimated incidence rate of new patients in ADCETRIS’ approved indications may be lower than our projections;

•	there may be adverse results or events reported in any of the clinical trials that we and/or Takeda are conducting or may in the future conduct for ADCETRIS;

•	new competitive therapies, including immune-oncology agents such as PD-1 and PDL-1 inhibitors, may be approved for marketing by regulatory authorities in ADCETRIS’ labeled indications;

•	we may be unable to continue to effectively market, sell and distribute ADCETRIS;

•

ADCETRIS may receive adverse reimbursement and coverage policies from government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or may be subject to pricing pressures enacted by industry organizations or state and federal governments, including as a result of increased scrutiny over drug-pricing strategies by pharmaceutical companies or otherwise;

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

We believe that the level of our ongoing ADCETRIS sales in the United States is largely attributable to the incidence flow of patients eligible for treatment with ADCETRIS. We also believe that the incidence rate of new patients in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. In addition, we expect only modest sales growth in the near term as a result of the recent FDA approval of ADCETRIS for post-auto-HSCT consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression, subject to our ability to effectively commercialize ADCETRIS in this indication. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to continue to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and MTCL, including sALCL, and in a range of CD30-expressing hematologic malignancies, including relapsed CTCL. This will continue to require additional time and investment in clinical trials and there can be no assurance that we and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications. Further, although we received regular approval from the FDA for the use of ADCETRIS in the treatment of patients with classical Hodgkin lymphoma at high risk of relapse or progression as post-auto-HSCT consolidation based on a phase 3 clinical trial called the AETHERA trial, there can be no assurances that regulatory agencies in other countries, such as Europe, will approve the expansion of ADCETRIS’ labeled indications in that treatment setting or any other treatment setting. In addition, while ADCETRIS product sales grew from 2013 to 2014 and from 2014 to 2015, and our future plans assume that sales of ADCETRIS will increase, we cannot assure you that, even with the recent expansion to the prescribing label for ADCETRIS, which now includes post-auto-HSCT consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression, we can maintain sales of ADCETRIS at or near current levels, or that ADCETRIS sales will continue to grow. We and Takeda have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop and obtain regulatory approval for a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-expressing malignancies in a timely manner or at all. Even if we and Takeda receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Takeda may not be able to effectively commercialize ADCETRIS, including for the reasons set forth above. Our ability to grow ADCETRIS product sales in future periods is also dependent on price increases and we have periodically increased the price of ADCETRIS, most recently at the beginning of 2016. Price increases on ADCETRIS and negative publicity regarding drug pricing and price increases generally, whether on ADCETRIS or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, ADCETRIS. In any event, we cannot assure you that price increases we have taken or may take in the future will not in the future negatively affect ADCETRIS sales.

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

ADCETRIS is approved for treating patients in one indication under accelerated approval regulations in the U.S. and approval with conditions in two indications in Canada, which allow for approval of products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. Under these types of approvals, we are subject to certain post-approval requirements pursuant to which we are conducting an additional confirmatory phase 3 trial to verify and describe the clinical benefit of ADCETRIS. Our failure to complete this required post-approval study, or to confirm a clinical benefit during this post-approval study, could result in the withdrawal of approval of ADCETRIS in the relapsed sALCL indication in the U.S. and both indications in Canada, which would seriously harm our business. In addition, we are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize ADCETRIS in the United States, Canada or potentially other jurisdictions. Similarly, the conditional marketing authorization of ADCETRIS for two indications by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the results of the two pivotal studies. Takeda’s failure to provide these additional clinical data or to confirm the results of the pivotal studies, could result in the European Commission withdrawing approval of ADCETRIS in the European Union, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda in the European Union and could adversely affect our results of operations.

Under the FDA’s accelerated approval regulations, the labeling, packaging, adverse event reporting, storage, advertising and promotion of ADCETRIS for the treatment of patients with sALCL, the indication that has received accelerated approval and not yet converted to full approval, is subject to extensive regulatory requirements all of which may result in significant expense and limit our ability to commercialize ADCETRIS for the relapsed sALCL indication. We and the manufacturers of ADCETRIS are also required to comply with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture ADCETRIS, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with ADCETRIS, including adverse events of unanticipated severity or frequency, or problems with the facilities where ADCETRIS is manufactured, may result in restrictions on the marketing of ADCETRIS, up to and including withdrawal of ADCETRIS from the market. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•	issuance of Form FDA 483 notices or Warning Letters by the FDA or other regulatory agencies;

•	imposition of fines and other civil penalties;

•	criminal prosecutions;

•	injunctions, suspensions or revocations of regulatory approvals;

•	suspension of any ongoing clinical trials;

•	total or partial suspension of manufacturing;

•	delays in commercialization;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or Takeda;

•	refusals to permit drugs to be imported into or exported from the United States;

•	restrictions on operations, including costly new manufacturing requirements; and

•	product recalls or seizures.

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

The successful commercialization of ADCETRIS and product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies.

Successful sales of ADCETRIS and any future products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require greater levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of such challenges to prices, we cannot be sure that we will achieve and continue to have coverage available for ADCETRIS and any other product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. If we are unable to obtain adequate levels of coverage and reimbursement for our product candidates, their marketability will be negatively and materially impacted.

Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. In addition, obtaining and maintaining adequate coverage and reimbursement status is time-consuming and costly. Third party payors may deny coverage and reimbursement status altogether of a given drug product, or cover the product but may also establish prices at levels that are too low to enable us to realize an appropriate return on our investment in product development. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Because the rules and regulations regarding coverage and reimbursement change frequently, in some cases at short notice, even when there is favorable coverage and reimbursement, future changes may occur that adversely impact the favorable status.

The unavailability or inadequacy of third-party coverage and reimbursement could have a material adverse effect on the market acceptance of ADCETRIS and any of our future products and the future revenues we may expect to receive from those products. In addition, we are unable to predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business.

Clinical trials are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain.

We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. In addition, while we recently announced a planned phase 3 clinical trial evaluating SGN-CD33A in combination with HMAs in previously untreated older AML patients, there can be no assurances that the trial will be initiated on time or at all. Further, while the interim phase 1 data may be promising, SGN-CD33A has never been evaluated in a phase 3 trial and we cannot be certain that the design of, or data collected from, the planned phase 3 trial will be adequate to demonstrate the safety and efficacy of SGN-CD33A for the treatment of patients with AML, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In addition, many of our future and ongoing ADCETRIS clinical trials are being or will be coordinated with Takeda, which may delay the commencement or affect the continuation or completion of these trials. We have experienced and are continuing to experience enrollment-related delays in certain of our current and previous clinical trials, including in our phase 3 ECHELON-2 study of ADCETRIS that we are required to conduct, and are currently conducting, to satisfy the FDA’s post-approval requirements, particularly as a result of increased target enrollment in the ECHELON-2 study. We will also likely experience similar delays in our future trials. We depend on medical institutions and clinical research organizations, or CROs, to conduct some of our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, such as unexpected adverse events that occur when our product candidates are combined with other therapies, which often occur in later-stage clinical trials. For example, it is currently unknown if ADCETRIS may be safely and effectively combined with human programmed death receptor-1, or PD-1, inhibitors, including nivolumab. As a further example, during 2011 we announced that, based on a phase 1 trial combining ADCETRIS with Adriamycin, bleomycin, vinblastine, and dacarbazine, or ABVD, chemotherapy, ADCETRIS should not be combined with bleomycin, one of the drugs in ABVD chemotherapy, due to increased incidence of pulmonary toxicity in the combination arm of the trial. As a result, we added a contraindication warning relating to the concomitant use of ADCETRIS and bleomycin due to pulmonary toxicity. In addition, clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive clinical trial results could negatively affect our ability to market ADCETRIS or expand into other indications. In particular, negative or inconclusive results in our ECHELON-1 trial, from which we expect to report data in the 2017 through mid-2018 timeframe, would affect our ability to obtain regulatory approval in frontline Hodgkin lymphoma, severely impacting potential future product sales and our business would be materially affected. Further, given the progression-free survival, or PFS, trends in our phase 1 data combining ADCETRIS with standard chemotherapy regimens and the positive PFS outcome in the AETHERA trial, we and Takeda have evaluated the potential that event rates may be slower than expected in both the ECHELON-1 and ECHELON-2 trials and have discussed with regulatory agencies proposed trial modifications. In April 2015, the FDA approved proposed amendments to the ECHELON-1 and ECHELON-2 SPAs to increase target enrollment in both trials. Although we continue to expect the timeline for reporting data from ECHELON-2 trial to be in the 2017 to 2018 timeframe, it is possible that the increased target enrollment in the trial could adversely impact our ability to successfully complete the ECHELON-2 trial on a timely basis, which in turn could adversely affect our ability to continue to expand ADCETRIS’ labeled indications of use. Adverse medical events, including patient fatalities that may be attributable to ADCETRIS during a clinical trial, could cause a trial to be redone or terminated. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of classical Hodgkin lymphoma or sALCL in its approved indications; however, Celgene’s Istodax and Spectrum Pharmaceuticals’ Folotyn are both approved for relapsed or refractory peripheral T-cell lymphoma. Compelling data have been presented involving several developing technologies, including antibody therapies that target PD-1 and CAR modified T-cell therapies, that may compete with ADCETRIS in the future. For example, the FDA granted breakthrough therapy designation for Bristol-Myers Squibb’s nivolumab therapy to treat patients with Hodgkin lymphoma after failure of auto-HSCT and ADCETRIS therapy. Merck is also developing a PD-1 inhibitor, pembroluzimab, in relapsed Hodgkin Lymphoma. In addition, we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib, Takeda’s alistertib, AbbVie’s ibrutinib, and Gilead’s idelalisib, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ three approved indications, including auto-HSCT, combination chemotherapy, clinical trials with experimental agents and single agent regimens, which represent competition for ADCETRIS.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including AbbVie, Amgen, Bayer, Biogen, Bristol-Myers Squibb, Celgene, Eisai, Genentech, GSK, Gilead, ImmunoGen, Infinity, Merck, Novartis, Pfizer, Sanofi-Aventis, Spectrum Pharmaceuticals, Takeda, Teva, Affimed, Karyopharm, MEI Pharma, Agios and Xencor are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including AstraZeneca, Bristol-Myers Squibb, ImmunoGen and Pfizer, have ADC technology. For example, in January 2016, the FDA granted breakthrough therapy designation for AbbVie’s venetoclax for use in combination with HMAs in treatment-naïve patients with AML who are not eligible for standard high-dose induction treatment, and venetoclax could be competitive with our SGN-CD33A product candidate. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than ADCETRIS or our product candidates or that would render our technology obsolete or noncompetitive. We anticipate that we will face increased competition in the future as new companies enter our market and scientific developments surrounding other cancer therapies continue to accelerate.

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

The federal Anti-Kickback Statute prohibits persons and entities from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Additionally, PPACA amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs.

The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false claim to, or the knowing use of false statements to obtain payment from or approval by the federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease, or conceal an obligation to pay money to the federal government. PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Suits filed under the civil False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend a civil False Claims Act action. When an entity is determined to have violated the civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, governs certain types of individuals and entities with respect to the conduct of certain electronic healthcare transactions and the security and privacy of protected health information.

The federal civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal transparency requirements under PPACA, the Physician Payments Sunshine Act, require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to the U.S. Department of Health and Human Services’ Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians and teaching hospitals, and physician ownership and investment interests.

There are foreign and state law equivalents of these laws and regulations, such as anti-kickback, false claims, and data privacy and security laws, to which we are currently and/or may in the future, be subject. We may also be subject to state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Many of these state laws differ from each other in significant ways, thus complicating compliance efforts.

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

In order to comply with these laws, we have implemented a comprehensive compliance program to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and by promoting a culture of compliance. Although we take our obligation to maintain our compliance with these various laws and regulations seriously and our compliance program is designed to prevent the violation of these laws and regulations, if we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, imprisonment, diminished profits and future earnings, exclusion from government healthcare reimbursement programs and/or the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, results of operations and growth prospects. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state and foreign healthcare laws is costly and time- consuming for our management.

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

We recently have begun to expand our operations internationally, including subsidiaries in the U.K., Switzerland and Canada. Though we are at an early stage with our international expansion, our business activities outside of the United States are subject to the FCPA, which is described above, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we currently and may in the future operate, including the U.K. Bribery Act. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with such company in order to obtain or retain business or a business advantage for such company. In the course of expanding our operations internationally, we will need to establish and expand business relationships with various third parties, such as independent contractors, distributors, vendors, advocacy groups and physicians, and we will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA, U.K. Bribery Act or similar laws of other countries that may govern our activities. Any interactions with any such parties or individuals where compensation is provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the United States are found to be in violation of the FCPA, U.K. Bribery Act or other similar laws, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, results of operations and growth prospects. We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, European Union member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Failure to comply with these laws could lead to government enforcement actions and significant penalties against us, which could have a material adverse effect on our business, results of operations and growth prospects.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and MTCL and in other CD30-expressing malignancies, including CTCL, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from pre-clinical studies and clinical trials. Moreover, even though three of our phase 3 clinical trials of ADCETRIS that we are conducting with Takeda are being conducted under SPA agreements with the FDA, this is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that are being conducted under SPAs with the FDA will be sufficient to support FDA approval. Further, a SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols. In addition, a SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement and the data and results from the applicable clinical trial. Regulatory agencies also may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies or risk evaluation and mitigation strategies for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in additional indications.

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

We have established and intend to continue to establish collaborations with third parties to develop and market ADCETRIS and some of our current and future product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada. We also have ADC collaborations with AbbVie, Bayer, Celldex, Genentech, GSK, Pfizer, Progenics and Takeda, and ADC co-development agreements with Agensys and Genmab. In addition, in June 2015, we entered into a collaboration agreement with Unum to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for cancer.

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

In March 2010, the PPACA became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry include increased Medicaid rebates, expanded Medicaid eligibility, extension of Public Health Service eligibility, annual fees payable by manufacturers and importers of branded prescription drugs, annual reporting of financial relationships with physicians and teaching hospitals, and a new Patient-Centered Outcomes Research Institute. Many of these provisions have had the effect of reducing the revenue generated by our sales of ADCETRIS and will have the effect of reducing any revenue generated by sales of any future commercial products we may have. Further, there have been judicial and Congressional challenges to certain aspects of PPACA, and we expect there will be additional challenges and amendments to PPACA in the future.

In addition, we anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for ADCETRIS or any future approved product, which may harm our business. For example, increased discounts, rebates or chargebacks may be mandated by governmental or private insurers or fee caps and pricing pressures enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our products, including ADCETRIS. In addition, drug-pricing strategies by pharmaceutical companies have recently come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect further federal and state proposals and healthcare reforms to continue to be proposed to curb healthcare costs and to the lower the price of prescription drugs, which could limit the prices that can be charged for ADCETRIS or any future approved products, and may limit our commercial opportunity and/or negatively impact revenues from sales of ADCETRIS or any such future approved products.

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

Other legislative changes have also been proposed and adopted since PPACA was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing, which could have a negative impact on our revenue or sales of ADCETRIS or any future approved products.

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

ADCETRIS and our SGN-CD33A, SGN-CD19A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME product candidates are all based on our ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our collaborations with AbbVie, Agensys, Bayer, Celldex, Genentech, GSK, Pfizer, and Progenics, and our co-development agreements with Agensys and Genmab. Although ADCETRIS has received marketing approval in the United States, Canada, the European Union, Japan and other countries, ADCETRIS is our first and only ADC product that has been approved for commercial sale in any jurisdiction. Any failures or setbacks in our ADC development program, including adverse effects resulting from the use of this technology in human clinical trials, could have a detrimental impact on the continued commercialization of ADCETRIS in its current or any potential future approved indications and on our internal product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

Our current product candidates, including most notably SGN-CD33A, are in relatively early stages of development, and it is possible that none of these product candidates will ever become commercial products.

Our current product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. While we recently announced a planned phase 3 clinical trial evaluating SGN-CD33A in combination with HMAs in previously untreated older AML patients, there can be no assurances that the trial will be initiated on time or at all. In addition, while the interim phase 1 data may be promising, SGN-CD33A has never been evaluated in a phase 3 trial and we cannot be certain that the design of, or data collected from, the planned phase 3 trial will be adequate to demonstrate the safety and efficacy of SGN-CD33A for the treatment of patients with AML, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. Currently, our other clinical-stage product candidates include five ADC programs, which consist of SGN-CD19A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME and SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology. If a product candidate fails at any stage of development or we otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. In this regard, we previously determined to discontinue the development of SGN-75 and we will not receive any return on our investment in that product candidate. Moreover, we still have only limited data from our phase 1 trials of our product candidates. As a result, we may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates and it is possible that none of our current product candidates will ever become commercial products. In addition, we expect that much of our effort and many of our expenditures over the next few years will be devoted to the additional clinical development of and commercialization activities associated with ADCETRIS, which may restrict or delay our ability to develop our clinical and pre-clinical product candidates.

We may need to raise significant amounts of additional capital that may not be available to us.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our pre-clinical development, manufacturing and clinical trial activities, as well as commercialize ADCETRIS and conduct required post-approval, and other clinical studies of ADCETRIS. Although some of these expenditures related to ADCETRIS are expected to be shared with Takeda, and we expect to offset some of these costs with sales proceeds of ADCETRIS, we may need to raise significant amounts of additional capital. In addition, we may require significant additional capital in order to acquire additional technologies, products or companies. We may seek additional funding through public or private financings and we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If adequate funds are not available to us when we need them, we will be required to delay, reduce the scope of or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

•	the level of sales and market acceptance of ADCETRIS;

•	the rate of progress and cost of the confirmatory post-approval study that we are required to conduct as a condition to the FDA’s accelerated approval of ADCETRIS in the relapsed sALCL indication;

•	the time and costs involved in obtaining regulatory approvals of ADCETRIS in additional indications, if any;

•	the size, complexity, timing, progress and number of our clinical programs;

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

The standards that the U.S. Patent and Trademark Office and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may not contain claims that will permit us to stop competitors from using our technology or similar technology. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. For example, the U.S. Supreme Court has recently modified some legal standards applied by the U.S. Patent and Trademark Office in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. In addition, changes to the U.S. patent system have come into force under the Leahy-Smith America Invents Act, or the America Invents Act, including changes from a “first-to-invent” system to a “first to file” system, changes to examination of U.S. patent applications and changes to the processes for challenging issued patents. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and covered business method reviews. These proceedings are conducted before the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or

USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. As a result, non-practicing entities associated with hedge funds and others have recently begun challenging valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, the America Invents Act could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We are or may be from time to time involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, USPTO interference or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the United States and elsewhere. In addition, if we choose to go to court to stop a third party from infringing our patents, that third party has the right to ask the court to rule that these patents are invalid, not infringed and/or should not be enforced. Under the America Invents Act, a third party may also have the option to challenge the validity of certain patents with the PTAB, whether they are accused of infringing our patents or not, and certain entities associated with hedge funds and other entities have recently begun challenging valuable pharmaceutical patents through the IPR process. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, there is a risk that a court will decide that these patents are not valid or not infringed, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. Furthermore, if such challenges to our rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing potential products, which could adversely affect our business and results of operations. In addition, we may challenge the patent or other intellectual property rights of third parties and if we are unsuccessful in actions we bring against the rights of such parties, through litigation or otherwise, and it is determined that we infringe the intellectual property rights of such parties, we may be prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those rights or develop or obtain alternative technologies, any of which could harm our business.

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

The current and future use of ADCETRIS by us and our corporate collaborators in clinical trials and the sale of ADCETRIS, expose us to product liability claims. These claims have and may in the future be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. We may experience substantial financial losses in the future due to product liability claims. We have obtained limited general commercial liability insurance coverage for our clinical trials. We expanded our insurance coverage to include the sale of commercial products upon approval of ADCETRIS. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured amounts, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the fourth quarter of 2015, our closing stock price fluctuated between $37.16 and $45.52 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

•

announcements regarding the results of the clinical trials we and/or Takeda are conducting or may in the future conduct for ADCETRIS, including our ECHELON-1 and ECHELON-2 trials and the post-approval confirmatory study of ADCETRIS that we are required to conduct as a condition to the FDA’s grant of accelerated approval for ADCETRIS in the relapsed sALCL indication and Health Canada’s Notice of Compliance with conditions, and the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission;

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of February 16, 2016, we had 139,932,886 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, future issuances by us of our common stock upon the exercise or settlement of equity-based awards would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our ordinary shares.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us, collectively beneficially owned approximately 26.7% of our common stock as of February 16, 2016. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, we would be obligated to effect such registration. Our registration obligations under this registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities, by exercising these registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Our existing stockholders have significant control of our management and affairs.

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 61.1 percent of our voting power as of February 16, 2016. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are in Bothell, Washington, where we lease six buildings totaling approximately 355,000 square feet of office space that we use for laboratory, discovery, research and development and general and administrative purposes. All of our leases include renewal options.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Our Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SGEN.” As of February 16, 2016, there were 139,932,886 shares of our common stock outstanding, which were held by approximately 75 holders of record of our common stock. On February 16, 2016, the closing price of our common stock as reported on the NASDAQ Global Select Market was $30.62 per share.

The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock as reported on the NASDAQ Global Market or the NASDAQ Global Select Market, as applicable:

	High	Low
2014
First Quarter	$55.99	$38.35
Second Quarter	47.67	32.35
Third Quarter	44.95	33.65
Fourth Quarter	40.35	30.50
2015
First Quarter	$39.98	$30.05
Second Quarter	49.84	32.68
Third Quarter	52.33	35.94
Fourth Quarter	46.74	36.85
2016
First Quarter (through February 16, 2016)	$44.45	$26.02

Dividend Policy

We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

Sales of Unregistered Securities and Issuer Repurchases of Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2015. In addition, we did not repurchase any of our equity securities during the fourth quarter of 2015.

Stock Performance Graph

We show below the cumulative total return to our stockholders during the period from December 31, 2010 through December 31, 2015 in comparison to the cumulative return on the NASDAQ Pharmaceutical Index, the NASDAQ Composite Index and the NASDAQ Biotechnology Index during that same period. The results assume that $100 was invested on December 31, 2010 in our common stock and each of the indexes listed above, including reinvestment of dividends, if any.

	Years ended
	12/10	12/11	12/12	12/13	12/14	12/15
Seattle Genetics, Inc.	100.00	111.81	154.98	266.82	214.92	300.20
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Pharmaceutical	100.00	114.48	156.39	263.04	340.07	354.40
NASDAQ Biotechnology	100.00	113.92	153.97	263.29	348.49	369.06

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

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Comprehensive Loss data for the years ended December 31, 2015, 2014, and 2013 and Consolidated Balance Sheet data as of December 31, 2015 and 2014 have been derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Comprehensive Loss data for the years ended December 31, 2012 and 2011 and Consolidated Balance Sheet data as of December 31, 2013, 2012, and 2011 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except for per share amounts)
Consolidated Statements of Comprehensive Loss Data:
Revenues:
Net product sales	$226,052	$178,198	$144,665	$138,200	$43,241
Collaboration and license agreement revenues	69,770	68,556	106,781	67,547	51,537
Royalty revenues	40,980	40,004	17,818	5,065	0

Total revenues	336,802	286,758	269,264	210,812	94,778

Costs and expenses:
Cost of sales	24,476	17,513	13,759	11,546	3,115
Cost of royalty revenues	12,964	11,545	7,385	1,923	0
Research and development	294,529	230,743	218,627	170,297	163,396
Selling, general and administrative	125,783	104,320	92,354	84,300	72,659

Loss from operations	(120,950)	(77,363)	(62,861)	(57,254)	(144,392)
Investment and other income (loss), net	464	1,222	341	3,472	(7,638)

Net loss	$(120,486)	$(76,141)	$(62,520)	$(53,782)	$(152,030)

Net loss per share—basic and diluted	$(0.93)	$(0.62)	$(0.51)	$(0.46)	$(1.34)

Shares used in computation of net loss per share—basic and diluted	129,184	123,408	121,575	117,851	113,098

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$712,711	$313,413	$374,267	$364,258	$330,696
Working capital	636,793	282,093	338,058	340,283	308,441
Total assets	895,095	458,965	483,898	471,422	425,216
Stockholders’ equity	685,911	210,834	230,185	226,148	218,849

Note: The 2015 Consolidated Balance Sheet Data reflect $526.6 million in net proceeds received from an underwritten public offering of our common stock that was completed in September 2015.

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

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of targeted therapies for the treatment of cancer. Our marketed product ADCETRIS®, or brentuximab vedotin, is now approved by the United States Food and Drug Administration, or FDA, for three indications, encompassing several settings for the treatment of relapsed Hodgkin lymphoma and relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is commercially available in more than 60 countries around the world, including in the United States, Canada, members of the European Union and Japan. We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics retains commercial rights for ADCETRIS in the United States and its territories and in Canada, and Takeda has commercial rights in the rest of the world.

Beyond our current labeled indications, we and Takeda have a broad development strategy for ADCETRIS evaluating its therapeutic potential in earlier lines of therapy for patients with Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, including sALCL, and in other CD30-expressing malignancies. We and Takeda are currently conducting three phase 3 clinical trials of ADCETRIS: ALCANZA, ECHELON-1 and ECHELON-2. All of these trials are being conducted under Special Protocol Assessment, or SPA, agreements with the FDA and pursuant to scientific advice from the European Medicines Agency. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a Biologics License Application, or BLA, submission to the FDA if the trial achieves its primary endpoints.

Based on encouraging interim data presented at the December 2015 American Society of Hematology, or ASH, annual meeting, we recently announced a planned phase 3 clinical trial that is being designed to evaluate SGN-CD33A in combination with hypomethylating agents in previously untreated older acute myeloid leukemia, or AML, patients. We are also evaluating SGN-CD33A broadly across multiple lines of therapy in patients with myeloid malignancies, including in ongoing and planned phase 1 and 2 clinical trials for newly diagnosed or relapsed AML patients and for newly diagnosed myelodysplastic syndrome patients.

In addition to ADCETRIS and SGN-CD33A, our clinical-stage pipeline includes five other antibody-drug conjugate, or ADC, programs consisting of SGN-CD19A, SGN-LIV1A, SGN-CD70A, ASG-22ME, and ASG-15ME, and an immuno-oncology agent called SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology. In addition, we have multiple pre-clinical and research-stage programs that employ our proprietary technologies, including SGN-CD19B and SGN-CD123A, two preclinical ADC product candidates that we expect to enter clinical trials during 2016.

We have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Pfizer, Inc., or Pfizer; PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; and Takeda Pharmaceutical Company Limited, or Takeda; as well as ADC co-development agreements with Agensys, Inc., an affiliate of Astellas Pharma, Inc., or Agensys; and Genmab A/S, or Genmab. We also entered into a collaboration agreement in June 2015 with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer.

Our ongoing research, development and commercial activities will require substantial amounts of capital and may not ultimately be successful. Over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization and continued development of ADCETRIS. Our product candidates are in relatively early stages of development, and these product candidates will require significant further development, financial resources and personnel to pursue and obtain regulatory approval and develop into commercially viable products, if at all. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS and the research, continued development and manufacturing of our product candidates may require us to raise substantial amounts of additional capital and our operating expenses will fluctuate as a result of such activities. In addition, we may incur significant milestone payment obligations to certain of our licensors as our product candidates progress through clinical trials towards potential commercialization.

We recognize revenue from ADCETRIS product sales in the United States and Canada. Our future ADCETRIS product sales will be difficult to accurately predict from period to period. In this regard, our product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors. Such factors include the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, the overall level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS, and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers. This is likely to become an increasingly challenging environment due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide, including with respect to the recent negative publicity being paid to drug-pricing strategies by pharmaceutical companies. We believe that the level of our current ADCETRIS sales in the United States has been attributable to the incidence flow of patients eligible for treatment with ADCETRIS, which can vary significantly from period to period. Moreover, we believe that the incidence rate in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. In addition, we expect only modest sales growth in the near term as a result of the recent FDA approval of ADCETRIS for post-autologous hematopoietic stem cell transplantation, or auto-HSCT, consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression, subject to our ability to effectively commercialize ADCETRIS in this indication. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to continue to expand ADCETRIS’ labeled indications of use. Our efforts to continue to expand ADCETRIS’ labeled indications of use will continue to require additional time and investment in clinical trials to complete and we may not be successful. Our ability to successfully commercialize ADCETRIS and to continue to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part I, Item 1A of this Annual Report on Form 10-K. We also expect that amounts earned from our collaboration agreements, including royalties, will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development, clinical and commercial success by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

Total revenues increased to $336.8 million in 2015, compared to $286.8 million in 2014. This increase was primarily driven by ADCETRIS net product sales that increased 27% to $226.1 million in 2015, compared to $178.2 million in 2014. Total costs and expenses increased 26% to $457.8 million in 2015, compared to $364.1 million in 2014. This primarily reflects increased investment in our growing pipeline of pre-clinical and clinical-stage programs, including a $25.0 million upfront technology access payment for certain cellular immunotherapy technology under our collaboration with Unum, as well as amounts associated with increased commercial, legal and other administrative activities. In September 2015, we received $526.6 million in net proceeds from an underwritten public offering of our common stock. As of December 31, 2015, we had $712.7 million in cash, cash equivalents and investments, and $685.9 million in total stockholders’ equity.

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

Government-mandated rebates and chargebacks:    We have entered into a Medicaid Drug Rebate Agreement with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate to participating states based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to us by the various state Medicaid programs. We estimate Medicaid rebates based on a variety of factors, including our experience to date. We also have completed our Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of ADCETRIS. We have entered into a Pharmaceutical Pricing Agreement with the Secretary of Health and Human Services which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to us for the difference between wholesale acquisition cost and the applicable discounted price. As a result of our direct-ship distribution model, we can identify the entities purchasing ADCETRIS and this information enables us to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. We also review actual rebate and chargeback information to further refine these estimates.

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

If there are continuing performance obligations, we use a time-based proportional performance model to recognize revenue over our performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the pre-commercial deliverables under our collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. We believe that the development period in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement. These performance obligation periods currently range from one to fourteen years. Each of the remaining performance obligation periods for our active collaborations are currently expected to be completed in four years or less. When we have no further performance obligations or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Generally, all amounts received or due other than sales-based milestones and royalties are classified as collaboration and license agreement revenues as they are earned. Sales-based milestones and royalties are recognized as royalty revenue as they are reported to us.

Our collaboration and license agreements include contractual milestones. Generally, the milestone events contained in our collaboration and license agreements coincide with the progression of the collaborators’ product candidates from development to regulatory approval and then to commercialization.

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

Royalty revenues and cost of royalty revenues

Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda. These royalties include sales-based royalties, which are calculated as a percentage of Takeda’s net sales at rates that range from the mid-teens to the mid-twenties depending on sales volume. Royalty revenues also reflect milestones from Takeda that are based on its achievement of commercial sales-based milestones. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenue in our consolidated financial statements. Cost of royalty revenues reflects amounts owed to our third-party licensors related to Takeda’s sales of ADCETRIS. These amounts are recognized in the quarter in which Takeda reports its sales activity to us, which is the quarter following the related sales. Royalty revenues also include certain amounts earned in connection with our ADC collaborations.

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

Research and Development.    Research and development expenses consist of salaries, benefits and other headcount related costs of our research and development staff, preclinical activities, clinical trials, lab supplies, drug manufacturing costs for our product candidates and for ADCETRIS when used in research and clinical trials, contract and outside service fees, and facilities and overhead expenses. Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these costs to third parties. Our third-party clinical trial expenses include investigator fees, site costs, clinical research organization costs, and costs for central laboratory testing and data management. Research and development activities are expensed as incurred. Costs associated with activities performed under research and development co-development collaborations are reflected in research and development expense. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are capitalized and recognized as expense as the related goods are delivered or the related services are performed. Technology in-licensing fees, including milestones and maintenance fees, and other costs to acquire technologies for product candidates that have not yet received regulatory approval that are utilized in research and development and that are not expected to have alternative future use are expensed when incurred.

Share-based Compensation.    Share-based compensation cost is based on the fair value of the award on the date of grant. We use the Black-Scholes option pricing model to determine the fair value of options on the date of grant which requires certain estimates to be made by management, including the expected forfeiture rate and expected term of the options. We also make decisions regarding the method of calculating the expected stock price volatility and the risk free interest rate used in the model. Fluctuations that affect these estimates could have an impact on the resulting compensation cost. We recognize this estimated fair value over the vesting period of the arrangement using the graded-vesting attribution method for stock options which vest ratably over the vesting period.

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

Loss Contingencies.    We are involved in various legal proceedings in the normal course of business. A loss contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of the ultimate loss. Loss contingencies that we determine to be reasonably possible, but not probable, are disclosed but not recorded. Changes in these estimates could materially affect our financial position and results of operations. Legal fees incurred as a result of our involvement in legal proceedings are expensed as incurred.

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

Results of Operations

Years Ended December 31, 2015, 2014, and 2013

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were as follows ($ in thousands):

	2015	2014	2013	Annual percentage change
				2015/2014	2014/2013
Net product sales	$226,052	$178,198	$144,665	27%	23%

Net product sales increased in 2015 and 2014 as compared to prior years due to an increase in sales volume and, to a lesser extent, from the effect of price increases. The increases in sales volumes were primarily driven by increased use of ADCETRIS across multiple lines of therapy for the treatment of Hodgkin lymphoma and sALCL and for treatment of other CD30-expressing malignancies. The increase in net product sales from 2014 as compared to 2013 was also impacted by an increase in Canadian unit sales upon the commencement of provincial reimbursement in Canada during 2014. ADCETRIS received approval from the FDA in 2011 for the treatment of patients with classical Hodgkin lymphoma after failure of auto-HSCT or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not auto-HSCT candidates, and for the treatment of patients with sALCL, after failure of at least one prior multi-agent chemotherapy regimen. In 2015, ADCETRIS was approved by the FDA for the treatment of patients with classical Hodgkin lymphoma at high risk of relapse or progression as post-auto-HSCT consolidation.

We expect moderate growth in ADCETRIS sales in 2016 as compared to 2015 due primarily to the recent FDA approval of ADCETRIS for post-auto-HSCT consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression. Our ability to realize this growth, however, is dependent on our success in driving market acceptance of ADCETRIS in this new indication. In addition, our ability to accelerate the rate of ADCETRIS sales growth in future periods, if at all, will be primarily dependent on our ability to continue to expand the labeled indications of use. Our efforts to continue to expand ADCETRIS’ labeled indications of use will continue to require additional time and investment in clinical trials to complete and we may not be successful.

We record product sales net of estimated government-mandated rebates and chargebacks, distribution fees, product returns and other deductions. These are generally referred to as gross-to-net deductions. Gross-to-net deductions, net of related payments and credits, are summarized as follows:

	December 31, 2015			December 31, 2014			December 31, 2013
	Rebates & chargebacks	Distribution fees, product returns and other	Total	Rebates & chargebacks	Distribution fees, product returns and other	Total	Rebates & chargebacks	Distribution fees, product returns and other	Total
Balance, beginning of year	$5,268	$1,618	$6,886	$4,525	$1,523	$6,048	$4,131	$1,601	$5,732
Provision related to current year sales	48,214	5,391	53,605	31,541	4,370	35,911	19,794	3,538	23,332
Adjustments for prior period sales	(1,065)	34	(1,031)	(913)	(62)	(975)	(938)	(148)	(1,086)
Payments/credits for current year sales	(42,656)	(4,070)	(46,726)	(28,038)	(3,753)	(31,791)	(17,495)	(2,812)	(20,307)
Payments/credits for prior year sales	(2,650)	(614)	(3,264)	(1,847)	(460)	(2,307)	(967)	(656)	(1,623)

Balance, end of year	$7,111	$2,359	$9,470	$5,268	$1,618	$6,886	$4,525	$1,523	$6,048

Mandatory government discounts are the most significant component of our total gross to net deductions and the discount percentage has been increasing. These discount percentages increased during 2015 and 2014 as a result of price increases we instituted that exceeded the rate of inflation. Generally, the change in government prices is limited to the rate of inflation. Distribution fees, product returns and other gross to net deductions were virtually unchanged as a percentage of our gross sales among the three years presented above. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We implemented a price increase at the beginning of 2016 and, as a result of this price increase, we expect gross-to-net deductions to increase in 2016.

Collaboration and license agreement revenues

Collaboration and license agreement revenues reflect amounts earned under product collaborations and ADC collaboration and co-development agreements. These revenues reflect the earned portion of payments received by us for technology access and maintenance fees, milestone payments and reimbursement payments for research and development support that we provide to our collaborators. Collaboration and license agreement revenues are summarized by collaborator as follows:

Collaboration and license agreement revenues by collaborator ($ in thousands)				Annual percentage change
	2015	2014	2013	2015/2014	2014/2013
AbbVie	$31,055	$14,851	$22,924	109%	(35%)
Takeda	17,234	31,787	41,529	(46%)	(23%)
Genentech	9,110	7,791	8,438	17%	(8%)
Bayer	2,002	5,062	12,000	(60%)	(58%)
Other	10,369	9,065	21,890	14%	(59%)

Total	$69,770	$68,556	$106,781	2%	(36%)

Revenues from AbbVie increased during 2015 as compared to 2014 primarily as a result of the earned portion of milestone payments achieved upon AbbVie’s commencement of clinical trials for multiple product targets, the completion of a contract amendment in 2015 that expanded the scope of our ADC collaboration with AbbVie, and increased reimbursements for support activities provided by us to AbbVie in 2015. Revenues from AbbVie decreased during 2014 as compared to 2013 as revenues in 2013 included the earned portion of an up-front payment for an expansion to the ADC collaboration in December 2013.

Collaboration revenues from Takeda decreased during 2015 and 2014 as compared to the prior year, primarily as a result of a reduction in the earned portion of reimbursement funding for ADCETRIS during 2015 and 2014 under the ADCETRIS collaboration. The reduction in the earned portion of reimbursement funding in 2015 and 2014 occurred as clinical trial activity performed by Takeda for the ALCANZA and ECHELON-1 studies increased significantly, resulting in net reimbursement payments by us to Takeda in 2015 and a decrease in reimbursement funding from Takeda in 2014 as compared to 2013. Regulatory milestones achieved in 2014 also contributed to the decrease in revenues in 2015 as compared to 2014, and a reduction in drug supply activities under the ADCETRIS collaboration also contributed to the decrease in revenues in 2014 as compared to 2013.

Changes in revenues recognized from our other collaboration agreements, which include our ADC collaborations and our co-development collaborations, reflect the timing of development milestones and licensing fees. Other collaboration revenues were also higher in 2013 as a result of accelerated revenue recognition related to early termination of the development period under our co-development collaboration with Agensys during 2013.

Our collaboration and license agreement revenues are impacted by the term and duration of our collaboration agreements and by progress-dependent milestones, annual maintenance fees and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved and our ability to enter into additional collaboration and co-development agreements. We expect our collaboration and license agreement revenues to increase in 2016, primarily from an increase in development funding from Takeda resulting from development and product supply activities expected to be performed by us under the ADCETRIS collaboration. We have a significant balance of deferred revenue, representing prior payments from our collaborators that have not yet been recognized as revenue. This deferred revenue will be recognized as revenue in future periods using a time-based approach as we fulfill our performance obligations.

Collaboration Agreements

Takeda

Our ADCETRIS collaboration with Takeda provides for the global co-development of ADCETRIS by the companies and the commercialization of ADCETRIS by Takeda in its territory. We received a $60 million upfront payment and are entitled to receive progress-dependent milestone payments based on Takeda’s achievement of certain events related to ADCETRIS. Additionally, the companies equally co-fund the cost of development activities conducted under the collaboration. We recognize as collaboration revenue the upfront payment, progress-dependent development and regulatory milestone payments, and net development cost reimbursement payments from Takeda over the ten-year development period of the collaboration, which began in December 2009. When the performance of development activities under the collaboration results in us making a reimbursement payment to Takeda, the effect is to reduce the amount of collaboration revenue that we record. This was the primary cause of the decrease in Takeda collaboration revenues during 2015 and 2014. We also receive reimbursement for the cost of drug product supplied to Takeda for its use and, in some cases, pay Takeda for drug product they supply to us. The earned portion of net collaboration payments is reflected as a component of collaboration revenue.

As of December 31, 2015, total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $185 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $118 million relates to the achievement of regulatory milestones and up to approximately $60 million relates to the achievement of commercial milestones. As of December 31, 2015, $50 million in milestones had been achieved as a result of regulatory and commercial progress by Takeda.

Agensys Co-development Agreement

In January 2007, we entered into an agreement with Agensys to jointly research, develop and commercialize ADCs for the treatment of several types of cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Agensys to proprietary cancer targets. Under this collaboration, Agensys conducted research and development aimed at identifying ADC product candidates for multiple designated antigens and is now conducting clinical trials on various ADC product candidates.

Under the collaboration agreement, we and Agensys are co-funding all development and commercialization costs for ASG-22ME and ASG-15ME, and will share equally in any profits that may come from these product candidates if successfully commercialized. Costs associated with co-development activities are included in research and development expense.

Agensys is developing other ADC product candidates on its own, subject to paying us annual maintenance fees, milestones, royalties and support fees for research and development services and material provided under the collaboration agreement. Amounts received for product candidates being developed solely by Agensys are recognized as revenue.

ADC Collaboration Agreements

We have other active collaborations with a number of companies to allow them to use our proprietary ADC technology. Under our ADC collaborations, which we enter into in the ordinary course of business, we typically receive or are entitled to receive upfront cash payments, progress-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. These amounts are recognized as revenue as they are realized, or over the performance obligation period of the agreements during which we provide limited support to the collaborator. Our ADC collaborators are responsible for development, manufacturing and commercialization of any ADC product candidates that result from the collaborations and are solely responsible for the achievement of the potential milestones under these collaborations.

As of December 31, 2015, our ADC collaborations and co-development agreements had generated more than $325 million, primarily in the form of upfront payments. Total milestone payments to us under our current ADC collaboration and co-development agreements could total up to approximately $4.3 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.7 billion relates to the achievement of development milestones, approximately $1.7 billion relates to the achievement of regulatory milestones and approximately $1.9 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our collaborators. In addition, most of our current ADC collaborations are at early stages of development. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result in a collaborator abandoning or delaying development of its product candidates. As such, the milestone payments associated with our ADC collaborations and co-development agreements involve a substantial degree of risk to achieve and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above and it is possible that we may never receive any significant milestone payments under these agreements.

Unum Therapeutics Collaboration

In June 2015, we entered into a strategic collaboration and license agreement with Unum to develop and commercialize novel ACTR therapies incorporating our antibodies for cancer. Under the terms of the agreement, we made an upfront payment of $25.0 million and an equity investment of $5.0 million in Unum. We and Unum will initially develop two ACTR product candidates that combine Unum’s ACTR technology with our antibodies, and we have an option to expand the collaboration to include a third ACTR product candidate upon payment of an additional fee. Unum is obligated to conduct preclinical research and clinical development activities through phase 1 and we are obligated to provide funding for these activities. The agreement calls for us to work together to co-develop and jointly fund programs after phase 1 unless either company opts out. Costs associated with co-development activities are included in research and development expense.

We and Unum would co-commercialize any successfully developed product candidates and share any profits 50/50 on any co-developed programs in the United States. We retain exclusive commercial rights outside of the United States, paying Unum a royalty that is a high single digit to mid-teens percentage of ex-U.S. sales, if any. The potential future licensing and progress-dependent milestone payments to Unum under the collaboration may total up to $615 million across all three ACTR programs, payment of which is triggered by the achievement of development, regulatory and commercial milestones.

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

Our royalty revenues and cost of royalty revenues were as follows ($ in thousands):

				Annual percentage change
	2015	2014	2013	2015/2014	2014/2013
Royalty revenues	$40,980	$40,004	$17,818	2%	125%
Cost of royalty revenues	12,964	11,545	7,385	12%	56%

Royalty revenues increased in 2015 and 2014 as compared to the prior year amounts as sales of ADCETRIS by Takeda in its territory increased during each period. Royalty revenues in 2014 included a $5 million milestone payment related to Takeda achieving a one-time sales-based milestone target. Royalty revenues also increased as a result of regulatory approvals of ADCETRIS in additional countries, as well as increases in the royalty rate based on sales volumes. Takeda’s international sales of ADCETRIS are converted to U.S. dollars for purposes of determining the amount of royalty paid to us and is therefore subject to foreign currency volatility. The U.S. dollar strengthened during 2015 and 2014, which limited to some extent the rate of royalty growth year over year.

Cost of royalty revenues fluctuates based on the amount of net sales of ADCETRIS by Takeda in its territories.

We expect that royalty revenues and cost of royalties will increase in 2016 as compared to 2015, primarily as a result of increased commercialization efforts by Takeda in its territory. The 2016 royalty revenue will also include a $20 million one-time sales milestone triggered by Takeda’s exceeding $200 million in annual sales for the first time.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs, and distribution and other costs.

	2015	2014	2013	Annual percentage change
				2015/2014	2014/2013
Cost of sales	$24,476	$17,513	$13,759	40%	27%

We began capitalizing ADCETRIS manufacturing costs as inventory following the accelerated approval of ADCETRIS by the FDA in 2011. The cost of product manufactured prior to FDA approval was expensed as research and development expense as incurred and was combined with other research and development expenses. While we track the quantities of individual ADCETRIS product lots, we did not track pre-FDA approval manufacturing costs in our inventory system and therefore the manufacturing cost of ADCETRIS produced prior to FDA approval was not reasonably determinable. Most of the product produced prior to FDA approval, and therefore fully expensed, became available for us to use commercially as well as for use in research and development. As of December 31, 2015, this reduced-cost, pre-commercial product inventory had been fully depleted. Cost of sales increased during 2015 and 2014 as compared to prior years primarily due to increased sales volumes and, to a lesser extent, due to a higher average cost of product sold as remaining pre-commercial inventory was fully depleted in the fourth quarter of 2015. We expect cost of sales to increase in 2016, primarily due to anticipated increases in sales volumes and, to a lesser extent, a higher anticipated average cost of product sold in 2016.

Research and development

Our research and development expenses are summarized as follows:

Research and development ($ in thousands)				Annual percentage change
	2015	2014	2013	2015/2014	2014/2013
Research	$60,861	$28,698	$27,844	112%	3%
Development and contract manufacturing	93,734	83,326	89,853	12%	(7%)
Clinical	139,934	118,719	100,930	18%	18%

Total research and development expenses	$294,529	$230,743	$218,627	28%	6%

Research expenses include, among other things, personnel, occupancy and laboratory expenses, technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies, and the development of novel classes of stable linkers and cell-killing agents for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies. The increases in research expenses in 2015 and 2014 as compared to prior years reflect increases in staffing costs and discovery activities in support of our growing pipeline of product candidates. The increase in research expenses during 2015 also includes a $25.0 million technology access fee related to our collaboration agreement with Unum.

Development and contract manufacturing expenses include personnel and occupancy expenses, external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase in development and contract manufacturing expenses in 2015 as compared to 2014 was primarily the result of increased staffing, facilities and other costs to support our growing pipeline of product candidates. The decrease in development and contract manufacturing expenses in 2014 as compared to 2013 resulted primarily from a decrease in drug product supplied to Takeda under the ADCETRIS collaboration, partially offset by increases in activities to support our growing pipeline of product candidates and an increase in compensation-related costs.

Clinical expenses include personnel, travel, occupancy costs, external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials, and investigational new drug, or IND, enabling pharmacology and toxicology studies. The increases in clinical expenses in both 2015 and 2014 as compared to prior years reflect increased clinical trial activity for our product candidates. In addition, compensation, facilities and other employee related costs increased in both 2015 and 2014 as compared to prior years as a result of increased staffing levels to support the clinical development of our product candidates.

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

Product candidates ($ in thousands)				Annual percentage change		(5 years) January 1, 2011 to December 31, 2015
	2015	2014	2013	2015/2014	2014/2013
ADCETRIS (brentuximab vedotin)	$50,965	$53,473	$71,167	(5%)	(25%)	$269,637
SGN-CD33A	15,769	7,371	3,084	114%	139%	38,920
SGN-CD19A	5,356	7,276	6,087	(26%)	20%	32,205
SGN-LIV1A	2,607	2,481	2,478	5%	0%	13,619
SGN-CD70A	1,908	3,819	6,430	(50%)	(41%)	13,316
SEA-CD40	1,300	5,908	726	(78%)	714%	7,994
Other clinical stage programs	5,550	3,696	8,190	50%	(55%)	29,891

Total third-party costs	83,455	84,024	98,162	(1%)	(14%)	405,582
Other costs and overhead	211,074	146,719	120,465	44%	22%	672,010

Total research and development	$294,529	$230,743	$218,627	28%	6%	$1,077,592

Third-party costs for ADCETRIS decreased during both 2015 and 2014 as compared to the prior year amounts primarily due to a decrease in drug product supplied to Takeda, the cost of which is charged to research and development expense. We are reimbursed for this product, which is included as a component of collaboration revenue. The 2014 decrease as compared to 2013 was partially offset by increased clinical trial costs driven primarily by the ongoing ECHELON-2 trial.

Third-party costs for SGN-CD33A increased during 2015 and 2014 as compared to prior years due to increases in clinical trial costs and drug supply activities for both ongoing and upcoming clinical trials. In 2015, we initiated a second phase 1 and a phase 1/2 clinical trial, and are in the planning stage for two additional trials expected to begin in 2016, including one planned phase 3 study.

Third-party costs for SGN-CD19A decreased during 2015 as compared to 2014 due to the timing of drug supply activities. Third-party costs for SGN-CD19A increased in 2014 as compared to 2013 due to increased costs for clinical trial activity.

The development costs for our product candidates typically accelerate in preparation for an IND submission to the FDA and then decrease until the subsequent clinical trials commence. The changes in costs for the SGN-CD70A and SEA-CD40 programs reflect this pattern of expense. For SGN-CD70A, we incurred drug supply costs in 2013 and to a lesser extent in 2014 in preparation for the IND submission in 2014. In 2015, the decrease in drug supply costs was offset by increasing clinical trial costs as we enrolled more patients in our phase 1 study. For SEA-CD40, costs for drug supply activities occurred in 2014 in preparation for the IND submission in late 2014. In 2015, drug supply costs for SEA-CD40 decreased, offset partially by clinical trial costs as we initiated our phase 1 clinical study.

Other costs and overhead include third-party costs of our other programs which are primarily in the pre-clinical phase, including our strategic collaboration with Unum, and costs associated with personnel and facilities. The increases in 2015 and 2014 reflect additional efforts on our earlier-stage pipeline programs. These costs increased during 2015 reflecting a $40.2 million increase in third-party costs attributable to other research and pre-clinical stage programs, including a $25.0 million technology access fee related to our collaboration agreement with Unum. The increase in 2015 also includes a $16.1 million increase in costs due to an increase in our staffing levels and an increase of approximately $5.5 million in laboratory facilities costs. These costs also increased during 2014, reflecting a $5.0 million increase in third-party costs attributable to our other programs, as well as a $13.6 million increase in compensation related costs due to an increase in our staffing levels and an increase of approximately $3.9 million in the cost of laboratory facilities.

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

Reports of adverse events or safety concerns involving ADCETRIS and our product candidates could interrupt, delay or halt clinical trials of ADCETRIS and our product candidates, including the ADCETRIS post-approval confirmatory study that is required as a condition to our relapsed sALCL approval in the United States.

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

We anticipate that our total research and development expenses in 2016 will increase compared to 2015 due to increased clinical trial expenses for ADCETRIS related to studies to evaluate other potential uses of ADCETRIS, one of which is a required post-approval confirmatory study, and as a result of amounts incurred to continue the development of our product candidates, primarily SGN-CD33A and SGN-CD19A. Certain ADCETRIS development activities, including some clinical studies, will be conducted by Takeda, the costs of which are not reflected in our research and development expenses. Because of these and other factors, expenses will fluctuate based upon many factors, including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

Selling, general and administrative

Selling, general and administrative ($ in thousands)				Annual percentage change
	2015	2014	2013	2015/2014	2014/2013
Selling, general and administrative	$125,783	$104,320	$92,354	21%	13%

Selling, general and administrative expenses in 2015 primarily reflect a $7.8 million increase in commercial activities in support of ADCETRIS, a $5.3 million increase in costs for staffing and an increase of $4.2 million in costs related to legal matters. Selling, general and administrative expenses increased in 2014 as compared to 2013 primarily reflecting a $9.8 million increase in compensation related costs, and to a lesser extent, an increase of $2.0 million in costs related to legal matters.

We anticipate that selling, general and administrative expenses will increase in 2016 compared to 2015 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations.

Investment and other income, net

Investment and other income, net ($ in thousands)
	2015	2014	2013
Total	$464	$1,222	$341

Investment and other income, net reflects amounts earned on our investments in U.S. Treasury securities. Investment income in 2014 also reflects a gain on the sale of a security.

Liquidity and capital resources

	December 31,
Selected balance sheet and cash flow data ($ in thousands)	2015	2014	2013
Cash, cash equivalents and investments	$712,711	$313,413	$374,267
Working capital	636,793	282,093	338,058
Stockholders’ equity	685,911	210,834	230,185

	Years ended December 31,
	2015	2014	2013
Cash provided by (used in):
Operating activities	$(133,203)	$(59,999)	$(1,110)
Investing activities	(375,850)	36,622	(24,636)
Financing activities	554,381	16,188	35,199

The changes in net cash used in operating activities are primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable. The changes in cash provided by (used in) investing activities reflect differences between the proceeds received from sale and maturity of our investments and amounts reinvested. Cash provided by financing activities for 2015 includes $526.6 million in net proceeds from our underwritten public offering in September 2015, and proceeds from stock option exercises and our employee stock purchase plan for all years presented.

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

Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of December 31, 2015, we had $649.7 million held in cash reserves or investments scheduled to mature within the next twelve months.

At our currently planned spending rates we believe that our financial resources, together with product and royalty revenues from sales of ADCETRIS and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months. Changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses in connection with ECHELON-2 which is a required phase 3 confirmatory post-approval study of ADCETRIS as part of our sALCL approval in the United States, as well as additional studies to potentially expand ADCETRIS’ labeled indications of use or to advance our other ADC pipeline programs. Further, in the event of a termination of the ADCETRIS collaboration agreement with Takeda, we would not receive development cost sharing payments or milestone payments or royalties for the development or sale of ADCETRIS in Takeda’s territory, and we would be required to fund all ADCETRIS development and commercial activities. Any of these factors could lead to a need for us to raise additional capital.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees and support our preclinical development, manufacturing and clinical trial activities, including the post-approval study we are required to and are currently conducting for ADCETRIS, as well as position ADCETRIS for potential additional regulatory approvals, and we may therefore need to raise significant amounts of additional capital. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.

Commitments

The following table reflects our future minimum contractual commitments as of December 31, 2015 (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$32,447	$6,126	$6,991	$4,701	$2,495	$2,570	$9,564
Tenant improvements	2,157	2,157	0	0	0	0	0
Manufacturing, license & collaboration agreements	151,150	61,469	17,779	17,232	16,704	15,621	22,345

Total	$185,754	$69,752	$24,770	$21,933	$19,199	$18,191	$31,909

We have entered into leases for our office and laboratory facilities expiring in 2018 through 2024 that contain rate escalations and options for us to extend the leases. Operating lease obligations in the table above do not assume the exercise by us of any extension options.

Manufacturing, license and collaboration agreement commitments include non-cancellable obligations under our manufacturing, license and collaboration agreements. A substantial portion of the minimum payments under manufacturing, license and collaboration agreements represents contractual obligations related to manufacturing our product candidates for use in our clinical trials and for commercial operations in the case of ADCETRIS.

Some of our manufacturing, license and collaboration agreements provide for periodic maintenance fees over specified time periods, as well as payments by us upon the achievement of development and regulatory milestones. Some of our licensing agreements obligate us to pay royalties from the low single digit to mid-teens based on net sales of products utilizing licensed technology. Such royalties are dependent on future product sales and are not provided for in the table above as they are dependent on events that have not yet occurred. Future milestone payments for research and pre-clinical stage development programs have not been included in the above table as the event triggering such payment or obligation has not yet occurred. The above table also excludes up to $615.0 million in potential future milestone payments to Unum under our collaboration agreement with Unum and up to approximately $61.0 million in potential future milestone payments to other third parties under license agreements for our clinical-stage development programs. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. These contingent payments have not been included in the above table as the event triggering such payment or obligation has not yet occurred. Milestone payments under license agreements for clinical-stage development programs through December 31, 2015 have totaled $12.8 million. No milestones were paid to Unum during 2015; however, we made an upfront payment of $25.0 million to Unum and a $5.0 million equity investment in Unum in connection with our entering into the Unum collaboration in June 2015.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, FASB issued an Accounting Standards Update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to our fiscal year beginning January 1, 2018. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

In November 2015, FASB issued an Accounting Standards Update entitled “ASU 2015-17, Income Taxes.” The standard simplifies the presentation of deferred income taxes. We have elected to prospectively adopt the standard for the annual period ended December 31, 2015. As we have a full valuation allowance against our deferred tax assets for all periods presented, the adoption had no material impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

In January 2016, FASB issued an Accounting Standards Update entitled “ASU 2016-01, Financial Instruments—Overall.” The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard will become effective for us beginning January 1, 2018. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not have any derivative financial instruments in our investment portfolio. We currently have holdings in U.S. Treasury securities. A summary of our investment securities follows (in thousands):

	December 31,
	2015	2014
Short-term investments	$547,396	$256,486
Long-term investments	63,060	0

Total	$610,456	$256,486

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $2.8 million in the fair value of our investments as of December 31, 2015. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.2 million over the next twelve months based on our investment balance at December 31, 2015.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the year ended December 31, 2015, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Takeda are derived from its sales of ADCETRIS in multiple countries and in multiple currencies that are converted into U.S. dollars for purposes of determining the royalty owed to us. Our primary exposure is to fluctuations in the Euro, British Pound, Canadian Dollar and Swiss Franc. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Seattle Genetics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Seattle Genetics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Seattle Genetics, Inc. and its subsidiaries at December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

February 19, 2016

Seattle Genetics, Inc.

Consolidated Balance Sheets

(In thousands, except par value)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$102,255	$56,927
Short-term investments	547,396	256,486
Accounts receivable, net	52,930	39,248
Inventories	56,963	43,451
Prepaid expenses and other current assets	11,515	11,874

Total current assets	771,059	407,986
Property and equipment, net	49,598	46,129
Long-term investments	63,060	0
Other non-current assets	11,378	4,850

Total assets	$895,095	$458,965

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$88,031	$77,681
Current portion of deferred revenue	46,235	48,212

Total current liabilities	134,266	125,893

Long-term liabilities
Deferred revenue, less current portion	71,249	117,648
Deferred rent and other long-term liabilities	3,669	4,590

Total long-term liabilities	74,918	122,238

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 139,674 shares issued and outstanding at December 31, 2015 and 123,973 shares issued and outstanding at December 31, 2014	140	124
Additional paid-in capital	1,613,383	1,017,182
Accumulated other comprehensive loss	(683)	(29)
Accumulated deficit	(926,929)	(806,443)

Total stockholders’ equity	685,911	210,834

Total liabilities and stockholders’ equity	$895,095	$458,965

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands, except per share amounts)

	Years ended December 31,
	2015	2014	2013
Revenues
Net product sales	$226,052	$178,198	$144,665
Collaboration and license agreement revenues	69,770	68,556	106,781
Royalty revenues	40,980	40,004	17,818

Total revenues	336,802	286,758	269,264

Costs and expenses
Cost of sales	24,476	17,513	13,759
Cost of royalty revenues	12,964	11,545	7,385
Research and development	294,529	230,743	218,627
Selling, general and administrative	125,783	104,320	92,354

Total costs and expenses	457,752	364,121	332,125

Loss from operations	(120,950)	(77,363)	(62,861)
Investment and other income, net	464	1,222	341

Net loss	$(120,486)	$(76,141)	$(62,520)

Net loss per share—basic and diluted	$(0.93)	$(0.62)	$(0.51)

Shares used in computation of net loss per share—basic and diluted	129,184	123,408	121,575

Comprehensive loss:
Net loss	$(120,486)	$(76,141)	$(62,520)
Other comprehensive loss:
Foreign currency translation loss	(12)	(0)	(0)
Unrealized loss on securities available for sale	(642)	(18)	(48)

Total other comprehensive loss	(654)	(18)	(48)

Comprehensive loss	$(121,140)	$(76,159)	$(62,568)

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2012	119,710	$120	$893,773	$37	$(667,782)	$226,148

Net loss	0	0	0	0	(62,520)	(62,520)
Other comprehensive loss	0	0	0	(48)	0	(48)
Issuance of common stock for employee stock purchase plan	196	0	4,566	0	0	4,566
Stock option exercises	2,600	3	30,630	0	0	30,633
Restricted stock vested during the period, net	109	0	0	0	0	0
Share-based compensation	0	0	31,406	0	0	31,406

Balances at December 31, 2013	122,615	123	960,375	(11)	(730,302)	230,185

Net loss	0	0	0	0	(76,141)	(76,141)
Other comprehensive loss	0	0	0	(18)	0	(18)
Issuance of common stock for employee stock purchase plan	150	0	4,939	0	0	4,939
Stock option exercises	886	1	11,249	0	0	11,250
Restricted stock vested during the period, net	322	0	0	0	0	0
Share-based compensation	0	0	40,619	0	0	40,619

Balances at December 31, 2014	123,973	124	1,017,182	(29)	(806,443)	210,834

Net loss	0	0	0	0	(120,486)	(120,486)
Other comprehensive loss	0	0	0	(654)	0	(654)
Issuance of common stock for employee stock purchase plan	201	0	5,317	0	0	5,317
Stock option exercises	1,502	2	22,444	0	0	22,446
Restricted stock vested during the period, net	535	1	(1)	0	0	0
Issuance of common stock	13,463	13	526,605	0	0	526,618
Share-based compensation	0	0	41,836	0	0	41,836

Balances at December 31, 2015	139,674	$140	$1,613,383	$(683)	$(926,929)	$685,911

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(120,486)	$(76,141)	$(62,520)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	41,836	40,619	31,406
Depreciation and amortization	14,505	12,490	8,615
Amortization of premiums, accretion of discounts and gain (loss) on investments	2,846	(150)	1,883
Deferred rent and other long-term liabilities	(921)	(734)	(606)
Changes in operating assets and liabilities
Accounts receivable, net	(13,682)	(9,740)	3,935
Inventories	(13,512)	(16,378)	10,674
Prepaid expenses and other assets	(1,952)	(5,232)	(1,817)
Accounts payable and accrued liabilities	6,539	18,448	1,493
Deferred revenue	(48,376)	(23,181)	5,827

Net cash used in operating activities	(133,203)	(59,999)	(1,110)

Investing activities
Purchases of securities available for sale	(754,663)	(451,274)	(483,182)
Proceeds from maturities of securities available for sale	367,200	504,100	480,700
Proceeds from sales of securities available for sale	30,005	972	0
Purchases of property and equipment	(13,392)	(17,176)	(22,154)
Purchase of cost-method investment	(5,000)	0	0

Net cash provided by (used in) investing activities	(375,850)	36,622	(24,636)

Financing activities
Net proceeds from issuance of common stock	526,618	0	0
Proceeds from exercise of stock options and employee stock purchase plan	27,763	16,188	35,199

Net cash provided by financing activities	554,381	16,188	35,199

Net increase (decrease) in cash and cash equivalents	45,328	(7,189)	9,453
Cash and cash equivalents at beginning of year	56,927	64,116	54,663

Cash and cash equivalents at end of year	$102,255	$56,927	$64,116

The accompanying notes are an integral part of these consolidated financial statements.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

Organization

The Company is a biotechnology company focused on the development and commercialization of targeted therapies for the treatment of cancer. The Company’s marketed product ADCETRIS®, or brentuximab vedotin, is now approved for three indications, encompassing several settings for the treatment of relapsed Hodgkin lymphoma and relapsed systemic anaplastic large cell lymphoma, or sALCL, in more than 60 countries around the world, including the United States, Canada, members of the European Union and Japan. The Company also has multiple clinical and pre-clinical product candidates in development utilizing the Company’s proprietary antibody drug conjugate, or ADC, technology as well as other technologies.

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

2. Summary of Significant Accounting Policies

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Non-cash investing activities

The Company had $5.4 million and $1.6 million of accrued capital expenditures as of December 31, 2015 and December 31, 2014, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, are not reflected in the statement of cash flows.

Investments

The Company classifies its securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Realized

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Inventories

The Company considers regulatory approval of product candidates to be uncertain. Accordingly, it charges manufacturing costs to research and development expense until such time as a product has received regulatory approval for commercial sale. Production costs for the Company’s marketed product, ADCETRIS, are capitalized into inventory. ADCETRIS inventory that is deployed for clinical, research or development use is charged to research and development expense when it is no longer available for commercial sales. Production costs for the Company’s other product candidates continue to be charged to research and development expense.

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

Leasehold improvements are amortized over the shorter of the remaining term of the applicable lease or the useful life of the asset. Gains and losses from the disposal of property and equipment are reflected in the

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

consolidated statement of comprehensive loss at the time of disposition and have not been significant. Expenditures for additions and improvements to the Company’s facilities are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Concessions received by the Company in connection with leases, including tenant improvement allowances and prorated rent, are included in deferred rent and other long-term liabilities and recognized as a reduction in rent expense over the term of the applicable lease.

Other non-current assets

Included in other non-current assets are intangible assets resulting from milestone payments that became due upon the approval of ADCETRIS related to certain in-licensed technology. Intangible assets are amortized to cost of sales over the estimated life of the related licenses which range from six to ten years.

	December 31,
	2015	2014
Intangible assets	$5,650	$5,650
Less: accumulated amortization	(3,343)	(2,572)

Total	$2,307	$3,078

Amortization expenses on intangible assets was $0.8 million for each of the years ended December 31, 2015, 2014, and 2013, respectively. Assuming no changes in the cost basis of intangible assets, the estimated aggregate amortization for the next five years will total $2.3 million.

Other non-current assets also include a $5.0 million non-controlling investment in a privately-held company that is accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of the investment if significant adverse events or circumstances indicate a possible impairment.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, primarily property and equipment and intangible assets, included in other non-current assets, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2015 as there have been no events warranting an impairment analysis. The Company’s long-lived assets are primarily located in the United States.

Revenue Recognition

The Company’s revenues are comprised of ADCETRIS net product sales, amounts earned under its collaboration and licensing agreements and royalties. Revenue recognition is predicated upon persuasive evidence of an agreement existing, delivery of products or services being rendered, amounts payable being fixed or determinable, and collectibility being reasonably assured.

Net product sales

The Company sells ADCETRIS through a limited number of pharmaceutical distributors in the U.S. and Canada. Customers order ADCETRIS through these distributors and the Company typically ships product directly to the customer. The Company records product sales when title and risk of loss pass, which generally occurs upon delivery of the product to the customer. Product sales are recorded net of estimated government-

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions and actual amounts incurred are offset against applicable accruals. The Company reflects these accruals as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payer mix in target markets and experience to date. These estimates involve a substantial degree of judgment.

Government-mandated rebates and chargebacks:    The Company has entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to the Company by the various state Medicaid programs. The Company estimates Medicaid rebates based on a variety of factors, including its experience to date. The Company has also completed a Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of ADCETRIS. The Company has entered into a Pharmaceutical Pricing Agreement with the Secretary of Health and Human Services, which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to the Company for the difference between wholesale acquisition cost and the applicable discounted price. As a result of the Company’s direct-ship distribution model, it can determine the entities purchasing ADCETRIS and this information enables the Company to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. The Company also reviews historical rebate and chargeback information to further refine these estimates.

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

If there are continuing performance obligations, the Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the pre-commercial deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

time, that revenue should be recognized. The Company believes that the development period in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement. These performance obligation periods currently range from one to fourteen years and all of the remaining performance obligation periods for our active collaborations are currently expected to be completed in four years or less. When no performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Generally, all amounts received or due other than sales-based milestones and royalties are classified as collaboration and license agreement revenues as they are earned. Sales-based milestones and royalties are recognized as royalty revenue as they are reported to the Company.

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

In the case of the Company’s ADCETRIS collaboration with Takeda Pharmaceutical Company Limited, or Takeda, the Company may be involved in certain development activities; however, the achievement of milestone events under the agreement is primarily based on activities undertaken by Takeda.

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

Research and development expenses

Research and development, or R&D, expenses consist of salaries, benefits and other headcount related costs of the Company’s R&D staff, preclinical activities, clinical trials and related manufacturing costs, lab supplies, contract and outside service fees and facilities and overhead expenses for research, development and preclinical studies focused on drug discovery, development and testing. Clinical trial expenses are a significant component of research and development expenses, and the Company outsources a significant portion of these costs to third parties. Third party clinical trial expenses include investigator fees, site costs, clinical research organization costs, and costs for central laboratory testing and data management. R&D activities are expensed as incurred. In-licensing fees, milestones, maintenance fees and other costs to acquire technologies that are utilized in R&D for product candidates that have not yet received regulatory approval, and that are not expected to have alternative future use are expensed when incurred. Costs associated with activities performed under co-development collaborations are reflected in R&D expense. Non-refundable advance payments for goods or services that will

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

be used or rendered for future R&D activities are capitalized and recognized as expense as the related goods are delivered or the related services are performed. This results in the temporary deferral of recording expense for amounts incurred for research and development activities from the time payments are made until the time goods or services are provided.

Advertising

Advertising costs are expensed as incurred. The Company incurred $16.4 million, $10.1 million, and $11.1 million in advertising expense during 2015, 2014, and 2013, respectively.

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

The following table presents each major distributor or collaborator that comprised more than 10% of total revenue in the periods presented:

	Percent of total revenues for the years ended December 31,
	2015	2014	2013
Distributor A	24%	22%	18%
Distributor B	21%	20%	18%
Distributor C	18%	16%	15%
Collaborator A	17%	25%	22%

The following table presents each major distributor that accounted for more than 10% of accounts receivable as of the dates presented:

	Percent of total accounts receivable at December 31,
	2015	2014
Distributor A	34%	32%
Distributor B	29%	32%
Distributor C	27%	22%

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Comprehensive loss

Comprehensive loss is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. The Company’s comprehensive loss is comprised of net loss, unrealized gains and losses on available-for-sale investments, and foreign currency translation adjustments.

Legal matters

The Company is involved in various legal proceedings in the normal course of its business. The Company does not expect any current legal proceedings to have a material adverse effect on the Company’s business. Legal fees incurred as a result of the Company’s involvement in legal procedures are expensed as incurred. Arizona State University and related entities filed patent infringement lawsuits in the United States and in Italy against the Company, and in Italy and France against Takeda, the Company’s licensee of rights to ADCETRIS outside the U.S. and Canada, concerning certain patents owned by Arizona State University. In August 2015, the lawsuit in the United States against the Company was dismissed by the U.S. District Court of Arizona. In September 2015, the Company, Takeda and Arizona State University and their related entities entered into an agreement to fully and finally settle all remaining claims and disputes between the parties throughout the world, including proceedings asserting European patent rights owned by Arizona State University.

Certain risks and uncertainties

The Company’s revenues are derived from ADCETRIS sales and royalties and from collaboration and license agreements. ADCETRIS is the Company’s only product available for sale and is subject to regulation by

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

the FDA in the United States and other regulatory agencies outside the United States as well as competition by other pharmaceutical companies. The Company’s collaboration and license agreement revenues are derived from a relatively small number of agreements. Each of these agreements can be terminated by the Company’s collaborators at their discretion. The Company is also subject to risks common to companies in the pharmaceutical industry, including risks and uncertainties related to commercial success and acceptance of ADCETRIS and the Company’s potential future products by patients, physicians and payers, competition from other products, regulatory approvals, regulatory requirements and protection of intellectual property. Also, drug development is a lengthy process characterized by a relatively low rate of success. The Company may commit substantial resources toward developing product candidates that never result in further development, achieve regulatory approvals or achieve commercial success. Likewise, the Company has committed and expects to continue to commit substantial resources towards additional clinical development of ADCETRIS in an effort to continue to expand ADCETRIS’ labeled indications of use, and there can be no assurance that the Company and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications.

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

Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all RSUs and options to purchase common stock from the calculation of basic and diluted net loss per share as such securities are anti-dilutive for all periods presented.

The following table presents the weighted-average shares that have been excluded from the number of shares used to calculate basic and diluted net loss per share (in thousands):

	Years ended December 31,
	2015	2014	2013
Stock options and RSUs	11,953	11,868	11,745

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, FASB issued an Accounting Standards Update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to the Company’s fiscal year

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

beginning January 1, 2018. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

In November 2015, FASB issued an Accounting Standards Update entitled “ASU 2015-17, Income Taxes.” The standard simplifies the presentation of deferred income taxes. The Company has elected to prospectively adopt the standard for the annual period ended December 31, 2015. As the Company has a full valuation allowance against its deferred tax assets for all periods presented, the adoption had no material impact on the Company’s financial condition, results of operations and cash flows, and financial statement disclosures.

In January 2016, FASB issued an Accounting Standards Update entitled “ASU 2016-01, Financial Instruments—Overall.” The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard will become effective for the Company beginning January 1, 2018. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

3. Investments

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2015
U.S. Treasury securities	$611,128	$1	$(673)	$610,456

Contractual Maturities
Due in one year or less	$532,823			$532,418
Due in one to two years	78,305			78,038

Total	$611,128			$610,456

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2014
U.S. Treasury securities	$256,515	$2	$(31)	$256,486

Contractual Maturities
Due in one year or less	$256,515			$256,486

Investments are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2015	2014
Short-term investments	$547,396	$256,486
Long-term investments	63,060	0

Total	$610,456	$256,486

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
December 31, 2015
U.S. Treasury securities	$605,457	$(673)	$	NA	$	NA

December 31, 2014
U.S. Treasury securities	$205,966	$(31)	$	NA	$	NA

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. The Company did not hold any Level 2 or 3 investments as of December 31, 2015 or 2014 and did not transfer any investments in or out of Levels 1, 2 and 3 during the years ended December 31, 2015 or 2014.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2015
Short-term investments—U.S. Treasury securities	$547,396	$0	$0	$547,396
Long-term investments—U.S. Treasury securities	63,060	0	0	63,060

Total	$610,456	$0	$0	$610,456

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2014
Cash equivalents—U.S. Treasury securities	$5,003	$0	$0	$5,003
Short-term investments—U.S. Treasury securities	256,486	0	0	256,486

Total	$261,489	$0	$0	$261,489

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	December 31,
	2015	2014
Raw materials	$50,501	$35,865
Work in process	1,693	3,920
Finished goods	4,769	3,666

Total	$56,963	$43,451

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Property and equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Leasehold improvements	$59,025	$49,118
Laboratory equipment	32,471	27,968
Computers, software and office equipment	10,700	9,264
Furniture and fixtures	6,157	5,944

	108,353	92,294
Less: accumulated depreciation and amortization	(58,755)	(46,165)

Total	$49,598	$46,129

Depreciation and amortization expenses on property and equipment totaled $13.7 million, $11.7 million, and $7.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. Leasehold improvements included $9.6 million of construction in process at December 31, 2015 related to facility improvements.

7. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Employee compensation and benefits	$24,829	$21,957
Trade accounts payable	20,786	17,245
Clinical trial and related costs	17,142	16,466
Contract manufacturing	12,780	10,764
Third-party royalties and government rebates	9,678	7,804
Other	2,816	3,445

Total	$88,031	$77,681

8. Income taxes

Because of the Company’s history of net operating losses, it has not paid income taxes since its inception and the Company had no material unrecognized tax benefits that could affect the Company’s financial statements as of December 31, 2015 or 2014.

The Company’s deferred tax assets primarily consist of net operating loss, or NOL, carryforwards, deferred revenue, capitalized research and development expense and tax credit carryforwards. Realization of deferred tax assets is dependent upon a number of factors, including future earnings, the timing and amount of which is uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. At December 31, 2015, the Company has gross federal NOL carryforwards of $550.2 million expiring from 2020 to 2035 if not utilized, gross state NOL carryforwards of $152.6 million, gross foreign NOL carryforwards of $1.6 million and tax credit carryforwards of $75.3 million expiring from 2021 to 2035.

Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation in the event of a change in ownership as set forth in Section 382 of the Internal Revenue Code of 1986, as amended.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

The Company has evaluated ownership changes through the year ended December 31, 2014 and believes that it is likely that utilization of its NOLs should not be limited under Section 382 as of December 31, 2014. It is possible that there may be a change in ownership after this date, which would limit the Company’s ability to utilize its NOL. Any limitation may result in the expiration of the NOL and tax credit carryforwards before utilization.

The Company’s book income (loss) by jurisdiction consisted of the following (in thousands):

	December 31,
	2015	2014
US	$(95,860)	$(76,141)
Foreign	(24,626)	—

Total	$(120,486)	$(76,141)

The Company’s net deferred tax assets consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$145,595	$158,187
Foreign net operating loss	145	—
Tax credit carryforwards	75,270	53,705
Deferred revenue	42,563	54,523
Share-based compensation	29,310	25,095
Capitalized research and development	6,806	8,053
Depreciation and amortization	6,103	4,423
Other	16,375	13,706

Total deferred tax assets	322,167	317,692
Less: valuation allowance	(322,167)	(317,692)

Net deferred tax assets	$—	$—

Increases in the valuation allowance were $4.5 million in 2015 and $37.2 million in 2014.

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years ended December 31,
	2015	2014	2013
Statutory federal income tax rate	(35%)	(35%)	(35%)
Tax credits	(13)	(10)	(16)
Foreign rate differential	5	—	—
State income taxes and other	2	(4)	3
Valuation allowance	41	49	48

Effective tax rate	0%	0%	0%

The foreign rate differential in the table above reflects the effect of operations in jurisdictions with tax rates that differ from the rate in the United States. This primarily results from the Company’s operations in

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Switzerland which began in 2015. At December 31, 2015, unremitted earnings of the Company’s foreign subsidiaries, which were insignificant, will be retained indefinitely by the foreign subsidiaries for continuing investment. If foreign earnings were to be repatriated to the United States, the Company could be subject to additional U.S. federal income taxes. The Company does not anticipate any significant changes to its unrecognized tax positions or benefits during the next twelve months. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. Tax years 1999 to 2015 remain subject to future examination for federal income taxes.

9. Collaboration and license agreements

The Company has entered into various product, collaboration and license agreements with pharmaceutical and biotechnology companies. Revenues recognized under these agreements were as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
AbbVie	$31,055	$14,851	$22,924
Takeda	17,234	31,787	41,529
Genentech	9,110	7,791	8,438
Bayer	2,002	5,062	12,000
Other	10,369	9,065	21,890

Total	$69,770	$68,556	$106,781

Takeda ADCETRIS Collaboration

The ADCETRIS collaboration provides for the global co-development of ADCETRIS and the commercialization of ADCETRIS by Takeda in its territory. Under this collaboration, the Company has retained commercial rights for ADCETRIS in the United States and its territories and in Canada, and Takeda has commercial rights in the rest of the world. Additionally, the companies equally co-fund the cost of development activities conducted under the collaboration. In Japan, Takeda is solely responsible for development costs. Costs incurred by the Company associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of comprehensive loss.

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

The Company is also entitled to receive royalties based on a percentage of Takeda’s net sales of ADCETRIS in its territory ranging from the mid-teens to the mid-twenties based on sales volume and sales-based milestones. Takeda also bears a portion of third-party royalty costs owed on its sales of ADCETRIS which is included as a component of the Company’s royalty revenue. Either party may terminate the collaboration agreement if the other party materially breaches the agreement and such breach remains uncured. Takeda may terminate the collaboration agreement for any reason upon prior written notice to the Company. The collaboration agreement

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

can also be terminated by mutual written consent of the parties. If neither party terminates the collaboration agreement, then the agreement automatically terminates on the expiration of all payment obligations.

Agensys Co-Development Collaboration

The Company has entered into an agreement with Agensys to jointly research, develop and commercialize ADCs for the treatment of certain types of cancer. The agreement encompasses combinations of our ADC technology with fully-human antibodies developed by Agensys to proprietary cancer targets. Under this collaboration, Agensys conducted research and development aimed at identifying product candidates for multiple designated antigens and is now conducting clinical trials on various ADC product candidates.

The Company and Agensys are co-funding all development and commercialization costs for ASG-22ME and ASG-15ME, and will share equally in any profits that may come from these product candidates if successfully commercialized. Either party may opt out of co-development and profit-sharing in return for receiving milestones and royalties from the continuing party.

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

	Years ended December 31,
	2015	2014	2013
Research and development expense using contractual rates	$539	$275	$2,574
Co-development funding paid to Agensys	5,545	3,785	8,096

Total	$6,084	$4,060	$10,670

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

Unum Therapeutics Collaboration

In June 2015, the Company entered into a strategic collaboration and license agreement with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies for cancer. Under the terms of the agreement, the Company made an upfront payment of $25.0 million and an equity investment of $5.0 million in Unum. The agreement provides for the Company and Unum to initially develop two ACTR products incorporating the Company’s antibodies, and the Company has an option to expand the collaboration to include a third ACTR product upon payment of an additional fee. Unum is conducting preclinical research and clinical development activities through phase 1 and the Company is providing funding for these activities. The agreement calls for the Company and Unum to work together to co-develop and jointly fund programs after phase 1 unless either company opts out. The Company and Unum would co-commercialize any successfully developed product candidates and share any profits 50/50 on any co-developed programs in the United States. The Company retains exclusive commercial rights outside of the

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

United States, paying Unum a royalty that is a high single digit to mid-teens percentage of ex-U.S. sales. The potential future licensing and progress-dependent milestone payments to Unum under the collaboration may total up to $615 million across all three ACTR programs, payment of which is triggered by the achievement of development, regulatory and commercial milestones.

Costs associated with co-development activities performed under this collaboration are included in research and development expense in the accompanying consolidated statements of comprehensive loss. Funding provided to Unum under the collaboration agreement totaled $0.6 million in 2015.

ADC collaboration agreements

The Company has entered into collaborations for its ADC technology with a number of biotechnology and pharmaceutical companies. Under the ADC collaborations, which the Company enters into in the ordinary course of business, the Company has granted research and commercial licenses to use its technology in conjunction with the collaborator’s technology. The Company also has agreed to conduct limited development activities and to provide other materials, supplies and services to its ADC collaborators during the performance obligation period of the collaboration. The Company receives upfront cash payments, progress- and sales-dependent milestones for the achievement by its collaborators of certain events, annual maintenance fees and support fees for research and development services and materials provided under the agreements. The Company is also entitled to receive royalties on net sales of any resulting products incorporating its ADC technology. The Company’s ADC collaborators are solely responsible for research, product development, manufacturing and commercialization of all products under these collaborations. Revenues from the ADC collaboration agreement with AbbVie include the impact of upfront payments associated with expansion of the collaboration and product development milestones.

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

Other Licenses.    The Company has other non-exclusive licenses to other technology used in ADCETRIS that require the Company to pay a low single-digit royalty on net sales of ADCETRIS.

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and contingencies

The Company is obligated to make future minimum payments under five operating leases for approximately 355,000 square feet of space used for general office and research and development purposes. The leases expire in 2018 through 2024 and include options to renew at the then fair market rental for the facilities.

The lease agreements contain scheduled rent increases and provide for tenant improvement allowances. Accordingly, the Company has recorded a deferred rent liability of $3.2 million at December 31, 2015 and $4.1 million at December 31, 2014. This deferred rent liability is amortized over the term of the related lease.

Assuming the Company does not exercise any extensions, future minimum lease payments under all noncancelable operating leases are set forth below. In addition, noncancelable obligations under other agreements, such as future obligations related to manufacturing ADCETRIS and the Company’s product candidates, are as follows (in thousands):

	Leases	Other Agreements
Years ending December 31,
2016	6,126	63,626
2017	6,991	17,779
2018	4,701	17,232
2019	2,495	16,704
2020	2,570	15,621
Thereafter	9,564	22,345

	$32,447	$153,307

Rent expense attributable to noncancelable operating leases totaled approximately $4.1 million, $3.6 million, and $3.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Noncancelable obligations under other agreements do not include payments that are contingent upon achievement of certain progress-dependent milestones, as well as the payment of royalties based on net sales of commercial products. These amounts have been excluded from the table because the events triggering the obligations have not yet occurred.

12. Stockholders’ equity

Common stock

In September 2015, the Company completed an underwritten public offering of 13,463,415 shares of its common stock at a public offering price of $41.00 per share. The offering resulted in net proceeds to the Company of approximately $526.6 million, after deducting underwriting discounts and commissions and other offering expenses.

At December 31, 2015, shares of common stock reserved for future issuance are as follows (in thousands):

Stock options and RSUs outstanding	12,405
Shares available for future grant under the 2007 Equity Incentive Plan	2,905
Employee stock purchase plan shares available for future issuance	964

Total	16,274

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Share-based compensation

2007 Equity Incentive Plan

In 2007, the Company adopted the 2007 Equity Incentive Plan, or the 2007 Plan, that provides for the issuance of the Company’s common stock to employees, including officers, directors and consultants of the Company and its affiliates. The 2007 Plan was amended and restated in May 2014 to reserve an additional 4,500,000 shares thereunder, such that an aggregate of 21,000,000 shares of the Company’s common stock were reserved for issuance under the 2007 Plan at December 31, 2015. Under the 2007 Plan, the Company may issue stock options (including incentive stock options and nonstatutory stock options), restricted stock, RSUs, stock appreciation rights and other similar types of awards (including awards, such as RSUs, that do not require the awardee to pay any amount in connection with receiving the shares or that have an exercise or purchase price that is less than the grant date fair market value of the Company’s stock). No awardee may be granted, in any calendar year under the 2007 Plan, options or stock awards covering more than 1,000,000 shares. The 2007 Plan was also amended and restated in May 2014 to extend its term through May 2024 unless it is terminated earlier pursuant to its terms.

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

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Share-based compensation

The Company recorded total share based compensation cost of $41.8 million, $40.6 million, and $31.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. No tax benefit was recognized related to share-based compensation cost since the Company has not reported taxable income to date and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets. During 2015, 2014, and 2013, $1.4 million, $1.4 million, and $1.2 million of share based compensation costs were included in production overhead used in the determination of inventory cost, respectively.

Valuation assumptions

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the periods indicated:

	2007 Plan Years ended December 31,			Employee Stock Purchase Plan Years ended December 31,
	2015	2014	2013	2015	2014	2013
Risk-free interest rate	1.5%	1.7%	1.6%	0.1%	0.1%	0.1%
Expected lives in years	5.5	5.5	5.6	0.5	0.5	0.5
Expected dividends	0%	0%	0%	0%	0%	0%
Expected volatility	42%	44%	50%	42%	41%	35%

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

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Stock option activity

A summary of stock option activity is as follows:

	Shares	Weighted- average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balances at December 31, 2014	10,729,291	$22.04

Granted	1,724,205	39.43
Exercised	(1,501,733)	14.95
Forfeited/expired	(379,100)	38.77

Balances at December 31, 2015	10,572,663	$25.28	6.19	$207,586

Expected to vest	10,290,947	$24.87	6.11	$206,290
Options exercisable	7,379,212	$18.99	5.02	$191,114

The weighted average grant-date fair values of options granted with exercise prices equal to market were $15.84, $18.24, and $18.88 for the years ended December 31, 2015, 2014, and 2013, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the quoted price of the Company’s common stock for all options that were in-the-money at December 31, 2015. The aggregate intrinsic value of options exercised was $36.2 million during 2015, $27.7 million during 2014, and $61.3 million during 2013, determined as of the date of option exercise. As of December 31, 2015, there was approximately $27.4 million of total unrecognized compensation cost related to unvested option arrangements, as adjusted for expected forfeitures, granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.41 years. The Company utilizes newly issued shares to satisfy option exercises.

RSU activity

The fair value of RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

A summary of RSU activity under the 2007 Plan is as follows:

Non-vested RSUs	Share equivalent	Weighted- average grant date fair value
Non-vested at December 31, 2014	1,835,622	$36.50
Changes during the period:
Granted	765,028	39.17
Vested	(534,866)	25.93
Forfeited	(233,080)	37.67

Non-vested at December 31, 2015	1,832,704	$40.55

The total value of RSUs that vested during 2015 (measured on the date of vesting) was $22.3 million. As of December 31, 2015, there was approximately $36.7 million of total unrecognized compensation cost related to non-vested RSU awards that will be recognized as expense over a weighted-average period of 1.69 years. The

Seattle Genetics, Inc.

Notes to Consolidated Financial Statements (Continued)

Company recognizes compensation cost for RSUs on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures. The Company will utilize newly issued shares for RSUs that vest.

Employee Stock Purchase Plan

The Company has an Amended and Restated 2000 Employee Stock Purchase Plan, or the Stock Purchase Plan, with a total of 964,000 shares of common stock available for issuance as of December 31, 2015. Activity under the Stock Purchase Plan for the years ended December 31, was as follows:

	Shares Purchased	Weighted- average purchase price per share
2015	201,103	$26.44
2014	149,576	$33.02
2013	196,446	$23.24

Under the current terms of the Stock Purchase Plan, shares are purchased at the lower of 85 percent of the fair market value of the Company’s common stock on either the first day or the last day of each six month offering period.

14. Employee benefit plan

The Company has a 401(k) Plan for all of its employees. The 401(k) Plan allows eligible employees to defer, at the employee’s discretion, up to 75% of their pretax compensation up to the IRS annual limit. The Company has a 401(k) matching program whereby the Company may, at its discretion, match a portion of an employee’s contributions, not to exceed a prescribed annual limit. The Company’s matching contribution vests over four years from the start of employment. Under this matching program, the Company contributed a total of approximately $2.6 million in 2015, $2.2 million in 2014, and $1.9 million in 2013.

15. Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2015 and 2014. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
2015
Total revenues	$82,157	$77,096	$84,072	$93,477
Net loss	$(21,690)	$(47,502)	$(26,438)	$(24,856)
Net loss per share—basic and diluted	$(0.17)	$(0.38)	$(0.21)	$(0.18)
2014
Total revenues	$68,271	$68,308	$75,853	$74,326
Net loss	$(16,301)	$(17,590)	$(15,566)	$(26,684)
Net loss per share—basic and diluted	$(0.13)	$(0.14)	$(0.13)	$(0.22)

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

(b) Changes in internal control over financial reporting.    There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

Item 9B. Other Information

On December 18, 2015, we entered into an amendment to our license agreement, dated as of March 30, 1998, as amended, or the License Agreement, with Bristol-Myers Squibb Company. Under the amendment, we and Bristol-Myers Squibb agreed, among other things, to reduce the royalty rate payable on net sales of ADCETRIS and to specify the termination date of the foregoing royalty obligation. The foregoing is only a brief description of the material terms of the foregoing amendment, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the foregoing amendment, which is filed as exhibit 10.4 to this Annual Report on Form 10-K.

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2015 fiscal year pursuant to Regulation 14A for our 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement, and the information to be included in the 2016 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Proposal No. 1—Election of Directors—Code of Ethics” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item may be found under the sections entitled “Proposal No. 1—Election of Directors—Director Compensation” and “Compensation of Executive Officers” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

(1) The information required by this Item concerning related party transactions may be found under the section entitled “Certain Relationships and Related Party Transactions” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item may be found under the section entitled “Proposal No. 3—Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

4.3	Registration Rights Agreement, dated September 10, 2015, by and between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto..	8-K	000-32405	10.1	9/11/2015

10.1	License Agreement dated March 30, 1998 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.	10-K/A	000-32405	10.1	11/26/2010

10.2	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated July 29, 1999 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.	10-K/A	000-32405	10.2	11/26/2010

10.3	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.	S-1/A	333-50266	10.7	12/05/2000

10.4†+	Amendment to License Agreement to the Bristol-Myers Squibb Company License Agreement dated December 18, 2015 between Seattle Genetics, Inc. and Bristol-Myers Squibb Company.	—	—	—	—

10.5	License Agreement dated September 20, 1999 between Seattle Genetics, Inc. and the University of Miami.	10-K/A	000-32405	10.6	11/26/2010

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.6	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seattle Genetics, Inc. and the University of Miami.	10-K/A	000-32405	10.7	11/26/2010

10.7†	Lease Agreement dated December 1, 2000 between Seattle Genetics, Inc. and WCM132-302, LLC.	S-1/A	333-50266	10.21	01/04/2001

10.8†	First Amendment to Lease dated May 28, 2003 between Seattle Genetics, Inc. and B&N 141-302, LLC.	10-Q	333-50266	10.1	08/12/2003

10.9†	Second Amendment to Lease dated July 1, 2008 between Seattle Genetics, Inc. and B&N 141-302, LLC.	10-Q	000-32405	10.1	11/07/2008

10.10†	Third Amendment to Lease dated May 9, 2011 between Seattle Genetics, Inc. and B&N 141-302, LLC.	10-Q	000-32405	10.2	08/05/2011

10.11†	Office Lease dated May 9, 2011 between Seattle Genetics, Inc. and WCM Highlands II, LLC.	10-Q	000-32405	10.1	08/05/2011

10.12†	Collaboration and License Agreement dated January 7, 2007 between Seattle Genetics, Inc. and Agensys, Inc.	10-Q	000-32405	10.1	05/08/2007

10.13†	Amendment to the Collaboration and License Agreement between Seattle Genetics, Inc. and Agensys, Inc. dated effective November 20, 2009.	10-K	000-32405	10.49	03/12/2010

10.14†	Collaboration Agreement between Seattle Genetics, Inc. and Millennium Pharmaceuticals, Inc. (a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited) dated December 14, 2009.	10-K	000-32405	10.50	03/12/2010

10.15†	Commercial Supply Agreement dated December 1, 2010 between Seattle Genetics, Inc. and SAFC, an operating division of Sigma-Aldrich, Inc.	10-Q	000-32405	10.1	11/04/2011

10.16	Development and Supply Agreement dated February 23, 2004 between Seattle Genetics, Inc. and Abbott Laboratories.	10-K	000-32405	10.15	02/27/2015

10.17†	First Amendment to Development and Supply Agreement dated April 17, 2008 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	10-Q	000-32405	10.1	08/08/2008

10.18†	Second Amendment to Development and Supply Agreement dated June 15, 2009 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	10-Q	000-32405	10.4	11/04/2011

10.19†	Third Amendment to Development and Supply Agreement dated November 5, 2009 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	10-Q	000-32405	10.5	11/04/2011

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.20†	Fourth Amendment to Development and Supply Agreement dated April 18, 2010 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	10-Q	000-32405	10.6	11/04/2011

10.21†	Fifth Amendment to Development and Supply Agreement dated August 24, 2010 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	10-Q	000-32405	10.7	11/04/2011

10.22†	Sixth Amendment to Development and Supply Agreement dated November 18, 2010 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	10-Q	000-32405	10.8	11/04/2011

10.23†	Seventh Amendment to Development and Supply Agreement dated January 2, 2013 between Seattle Genetics, Inc. and Abbott Laboratories, Inc.	10-K	000-32405	10.42	02/27/2013

10.24†	Eighth Amendment to Development and Supply Agreement dated July 7, 2015 between Seattle Genetics, Inc. and AbbVie Inc. (formerly part of Abbott Laboratories, Inc.)	10-Q	000-32405	10.2	07/30/2015

10.25*	Form of Indemnification Agreement between Seattle Genetics, Inc. and each of its officers and directors.	S-1/A	333-50266	10.29	01/04/2001

10.26*	Amended and Restated 1998 Stock Option Plan, effective as of August 4, 2009.	10-Q	000-32405	10.1	8/10/2009

10.27*	Form Notice of Grant and Stock Option Agreement under Seattle Genetics, Inc. Amended and Restated 1998 Stock Option Plan.	10-K	000-32405	10.11	03/15/2005

10.28*	2000 Directors’ Stock Option Plan, as amended February 5, 2010.	10-K	000-32405	10.13	03/12/2010

10.29*	Form Notice of Grant and Stock Option Agreement under Seattle Genetics, Inc. 2000 Directors’ Stock Option Plan.	10-K	000-32405	10.12	03/15/2005

10.30*	Amended and Restated 2000 Employee Stock Purchase Plan, effective May 20, 2011.	10-Q	000-32405	10.3	08/05/2011

10.31*	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan, effective as of May 18, 2012.	10-Q	000-32405	10.1	08/08/2012

10.32*	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan, effective as of May 16, 2014.	10-Q	000-32405	10.1	08/08/2014

10.33*	Form Stock Option Agreement for employees under Seattle Genetics, Inc. 2007 Equity Incentive Plan.	10-K	000-32405	10.44	03/13/2009

10.34*	Form of Stock Unit Grant Notice and Stock Unit Agreement for employees under Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan.	8-K	000-32405	10.1	08/30/2011

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.35*	Form of Notice of Stock Option Grant and Stock Option Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan.	10-Q	000-32405	10.4	08/05/2011

10.36*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan.	10-K	000-32405	10.33	02/28/2014

10.37*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Clay B. Siegall.	10-K	000-32405	10.48	03/13/2009

10.38*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Todd E. Simpson.	10-K	000-32405	10.49	03/13/2009

10.39*	Amended and Restated Employment Agreement, dated December 15, 2008, between Seattle Genetics, Inc. and Eric L. Dobmeier.	10-K	000-32405	10.50	03/13/2009

10.40*	Employment Agreement, dated April 1, 2009, between Seattle Genetics, Inc. and Vaughn Himes.	10-K	000-32405	10.43	03/12/2010

10.41*	Employment Agreement, dated October 5, 2010, between Seattle Genetics, Inc. and Jonathan Drachman.	10-K	000-32405	10.39	02/28/2014

10.42*	Employment Agreement, dated November 17, 2014, between Seattle Genetics, Inc. and Jean Liu	10-K	000-32405	10.41	02/27/2015

10.43*	Employment Agreement, dated February 18, 2015, between Seattle Genetics, Inc. and Darren Cline.	10-K	000-32405	10.42	02/27/2015

10.44*	Seattle Genetics, Inc. 2015 Senior Executive Annual Bonus Plan	8-K	000-32405	10.1	02/06/2015

10.45*	Seattle Genetics, Inc. 2016 Senior Executive Annual Bonus Plan.	8-K	000-32405	10.1	01/29/2016

10.46+*	Compensation Information for Executive Officers and Directors.	—	—	—	—

21.1+	Subsidiaries of Seattle Genetics, Inc.	—	—	—	—

23.1+	Consent of Independent Registered Public Accounting Firm.	—	—	—	—

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.

†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

Date: February 19, 2016	By:	/S/ CLAY B. SIEGALL
Clay B. Siegall President & Chief Executive Officer (Principal Executive Officer)

Date: February 19, 2016	By:	/S/ TODD E. SIMPSON
Todd E. Simpson Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CLAY B. SIEGALL Clay B. Siegall	Director, President & CEO (Principal Executive Officer)	February 19, 2016

/S/ TODD E. SIMPSON Todd E. Simpson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2016

/S/ SRINIVAS AKKARAJU Srinivas Akkaraju	Director	February 19, 2016

/S/ FELIX BAKER Felix Baker	Director	February 19, 2016

/S/ DAVID W. GRYSKA David W. Gryska	Director	February 19, 2016

/S/ MARC E. LIPPMAN Marc E. Lippman	Director	February 19, 2016

/S/ JOHN P. MCLAUGHLIN John P. McLaughlin	Director	February 19, 2016

/S/ JOHN A. ORWIN John A. Orwin	Director	February 19, 2016

/S/ NANCY A. SIMONIAN Nancy A. Simonian	Director	February 19, 2016

/S/ DANIEL G. WELCH Daniel G. Welch	Director	February 19, 2016