Form 10-Q
period 2016-03-31
SEATTLE GENETICS INC /WA
filed 2016-04-29
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 25, 2016, there were 140,167,032 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$119,547	$102,255
Short-term investments	489,943	547,396
Accounts receivable, net	52,392	52,930
Inventories	60,050	56,963
Prepaid expenses and other current assets	14,211	11,515

Total current assets	736,143	771,059
Property and equipment, net	49,882	49,598
Long-term investments	82,191	63,060
Other non-current assets	11,170	11,378

Total assets	$879,386	$895,095

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$83,381	$88,031
Current portion of deferred revenue	39,329	46,235

Total current liabilities	122,710	134,266

Long-term liabilities
Deferred revenue, less current portion	69,125	71,249
Deferred rent and other long-term liabilities	3,445	3,669

Total long-term liabilities	72,570	74,918

Commitments and contingencies (note 1)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 140,087 shares issued and outstanding at March 31, 2016 and 139,674 shares issued and outstanding at December 31, 2015	140	140
Additional paid-in capital	1,631,263	1,613,383
Accumulated other comprehensive income (loss)	110	(683)
Accumulated deficit	(947,407)	(926,929)

Total stockholders’ equity	684,106	685,911

Total liabilities and stockholders’ equity	$879,386	$895,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2016	2015
Revenues
Net product sales	$58,648	$48,886
Collaboration and license agreement revenues	20,176	22,221
Royalty revenues	32,331	11,050

Total revenues	111,155	82,157

Costs and expenses
Cost of sales	5,944	5,210
Cost of royalty revenues	3,615	3,174
Research and development	92,871	63,395
Selling, general and administrative	29,747	32,121

Total costs and expenses	132,177	103,900

Loss from operations	(21,022)	(21,743)
Investment income	544	53

Net loss	$(20,478)	$(21,690)

Net loss per share—basic and diluted	$(0.15)	$(0.17)

Shares used in computation of net loss per share—basic and diluted	139,890	124,312

Comprehensive loss:
Net loss	$(20,478)	$(21,690)
Other comprehensive income:
Unrealized gain on securities available for sale	785	18
Foreign currency translation gain	8	0

Comprehensive loss	$(19,685)	$(21,672)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2016	2015
Operating activities
Net loss	$(20,478)	$(21,690)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	12,182	7,735
Depreciation and amortization	4,230	3,423
Amortization of premiums and accretion of discounts	2,343	308
Deferred rent and other long-term liabilities	(224)	(194)
Changes in operating assets and liabilities
Accounts receivable, net	538	(10,339)
Inventories	(3,087)	382
Prepaid expenses and other assets	(2,672)	3,652
Accounts payable and accrued liabilities	(1,639)	3,118
Deferred revenue	(9,030)	(13,526)

Net cash used in operating activities	(17,837)	(27,131)

Investing activities
Purchases of securities available for sale	(112,736)	(63,346)
Proceeds from maturities of securities available for sale	149,500	86,100
Purchases of property and equipment	(7,333)	(2,371)

Net cash provided by investing activities	29,431	20,383

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	5,698	12,392

Net cash provided by financing activities	5,698	12,392

Net increase in cash and cash equivalents	17,292	5,644
Cash and cash equivalents at beginning of period	102,255	56,927

Cash and cash equivalents at end of period	$119,547	$62,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiaries (collectively “Seattle Genetics” or the “Company”). All intercompany transactions and balances have been eliminated. Management has determined that the Company operates in one segment: the development and sale of pharmaceutical products on its own behalf or in collaboration with others. Substantially all of the Company’s assets and revenues are related to operations in the United States; however, the Company also has subsidiaries in the United Kingdom, Switzerland and Canada.

The condensed consolidated balance sheet data as of December 31, 2015 were derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Non-cash investing activities

The Company had $2.4 and $5.4 million of accrued capital expenditures as of March 31, 2016 and December 31, 2015, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have not been included in the statement of cash flows until such amounts have been paid in cash.

Other non-current assets

Other non-current assets include a $5.0 million non-controlling investment in a privately-held company that is accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of the investment if significant adverse events or circumstances indicate a possible impairment. As of March 31, 2016, no impairment in value has been observed.

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

If there are continuing performance obligations, the Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the pre-commercial deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company believes that the development period in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement. These performance obligation periods typically range from one to three years. The agreements with Takeda Pharmaceutical Company Limited, or Takeda, and Genentech, Inc., a member of the Roche Group, or Genentech, have performance obligation periods of ten and eighteen years, respectively. All of the remaining performance obligation periods for our active collaborations are currently expected to be completed in four years or less. When no performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Generally, all amounts received or due other than sales-based milestones and royalties are classified as collaboration and license agreement revenues as they are earned. Sales-based milestones and royalties are recognized as royalty revenue as they are reported to the Company.

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

In the case of the Company’s ADCETRIS collaboration with Takeda, the Company may be involved in certain development activities; however, the achievement of milestone events under the agreement is primarily based on activities undertaken by Takeda.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, FASB issued an Accounting Standards Update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to the Company’s fiscal year beginning January 1, 2018. In March 2016, FASB issued an Accounting Standards Update entitled “ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations” which clarifies certain implementation guidance on principal versus agent considerations under the new revenue recognition framework. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

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

In February 2016, FASB issued an Accounting Standards Update entitled “ASU 2016-02, Leases.” The standard requires entities to recognize in the consolidated balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The standard will become effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

In March 2016, FASB issued an Accounting Standard Update entitled “ASU 2016-09, Compensation – Stock Compensation.” The standard is intended to simplify certain elements of accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The standards will become effective for the Company beginning on January 1, 2017, with early adoption permitted. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

2. Net Loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units and options to purchase common stock from the calculation of basic and diluted net loss per share as such securities are anti-dilutive for all periods presented. The weighted-average number of restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 12,321,000 and 12,204,000 for the three months ended March 31, 2016 and 2015, respectively.

3. Investments

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2016
U.S. Treasury securities	$572,021	$190	$(77)	$572,134

Contractual Maturities
Due in one year or less	$391,167			$391,225
Due in one to two years	180,854			180,909

Total	$572,021			$572,134

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2015
U.S. Treasury securities	$611,128	$1	$(673)	$610,456

Contractual Maturities
Due in one year or less	$532,823			$532,418
Due in one to two years	78,305			78,038

Total	$611,128			$610,456

Investments are presented in the accompanying consolidated balance sheets as follows (in thousands):

	March 31, 2016	December 31, 2015
Short-term investments	$489,943	$547,396
Long-term investments	82,191	63,060

Total	$572,134	$610,456

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
March 31, 2016
U.S. Treasury securities	$180,511	$(77)	$	NA	$	NA

December 31, 2015
U.S. Treasury securities	$605,457	$(673)	$	NA	$	NA

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. The Company did not hold any Level 2 or 3 investments as of March 31, 2016 or December 31, 2015 and did not transfer any investments between Levels 1, 2 and 3 during the three month period ended March 31, 2016.

The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of March 31, 2016
Short-term investments—U.S. Treasury securities	$489,943	$0	$0	$489,943
Long-term investments—U.S. Treasury securities	82,191	0	0	82,191

Total	$572,134	$0	$0	$572,134

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2015
Short-term investments—U.S. Treasury securities	$547,396	$0	$0	$547,396
Long-term investments—U.S. Treasury securities	63,060	0	0	63,060

Total	$610,456	$0	$0	$610,456

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$50,393	$50,501
Work in process	3,620	1,693
Finished goods	6,037	4,769

Total	$60,050	$56,963

The Company capitalizes ADCETRIS inventory costs. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales. The Company does not capitalize manufacturing costs for any of its product candidates.

6. Legal Matters

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

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements except as required by law. Any or all of our forward-looking statements in this document may turn out to be incorrect. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

Beyond our current labeled indications, we and Takeda have a broad development strategy for ADCETRIS evaluating its therapeutic potential in earlier lines of therapy for patients with Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, including sALCL, and in other CD30-expressing malignancies. We and Takeda are currently conducting three phase 3 clinical trials of ADCETRIS: ALCANZA, ECHELON-1 and ECHELON-2. All of these trials are being conducted under Special Protocol Assessment, or SPA, agreements with the FDA and pursuant to scientific advice from the European Medicines Agency. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a Biologics License Application, or BLA, submission to the FDA if the trial achieves its primary endpoints. We expect to report data from the ALCANZA trial in the third quarter of 2016, from the ECHELON-1 trial in the 2017 through mid-2018 timeframe, and from the ECHELON-2 trial in the 2017 to 2018 timeframe.

In addition to our continued development of ADCETRIS, we are also evaluating SGN-CD33A, or vadastuximab talirine, broadly across multiple lines of therapy in patients with myeloid malignancies, including in ongoing and planned phase 1 and 2 clinical trials for newly diagnosed or relapsed acute myeloid leukemia, or AML, patients and for newly diagnosed myelodysplastic syndrome patients. Based on encouraging interim data presented at the December 2015 American Society of Hematology, or ASH, annual meeting, we recently announced a planned phase 3 clinical trial that is being designed to evaluate SGN-CD33A in combination with hypomethylating agents in previously untreated older AML patients.

Our clinical-stage pipeline also includes six other antibody-drug conjugate, or ADC, programs consisting of SGN-CD19A, or denintuzumab mafodotin, SGN-LIV1A, SGN-CD70A, SGN-CD19B, ASG-22ME or enfortumab vedotin, and ASG-15ME, and an immuno-oncology agent called SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology. In addition, we have multiple pre-clinical and research-stage programs that employ our proprietary technologies, including SGN-CD123A and SGN-CD352A, two preclinical ADC product candidates that we expect to enter clinical trials during 2016.

We have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Pfizer, Inc., or Pfizer; PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; and Takeda; as well as ADC co-development agreements with Astellas Pharma, Inc., or Astellas; and Genmab A/S, or Genmab. We also have a collaboration with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer.

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

We recognize revenue from ADCETRIS product sales in the United States and Canada. Our future ADCETRIS product sales will be difficult to accurately predict from period to period. In this regard, our product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors. Such factors include the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, the overall level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS, and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers. Obtaining and maintaining appropriate coverage and reimbursement for ADCETRIS is increasingly challenging due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide, as well as increasing legislative and enforcement interest in the United States with respect to pharmaceutical drug pricing practices. We also believe that the level of our current ADCETRIS sales in the United States has been attributable to the incidence flow of patients eligible for treatment with ADCETRIS, which can vary significantly from period to period. Moreover, we believe that the incidence rate in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. In addition, we expect only modest sales growth in the near term as a result of the approval by the FDA in August 2015 of ADCETRIS for post-autologous hematopoietic stem cell transplantation, or auto-HSCT, consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression, subject to our ability to effectively commercialize ADCETRIS in this indication. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to continue to expand ADCETRIS’ labeled indications of use. Our efforts to continue to expand ADCETRIS’ labeled indications of use will continue to require additional time and investment in clinical trials to complete and may not be successful. Our ability to successfully commercialize ADCETRIS and to continue to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. We also expect that amounts earned from our collaboration agreements, including royalties, will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development, clinical and commercial success by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

For the three months ended March 31, 2016, total revenues increased to $111.2 million, compared to $82.2 million for the same period in 2015. This increase was driven primarily by royalty revenues and ADCETRIS net product sales. During the first quarter of 2016, royalty revenues included a one-time $20.0 million milestone payment triggered by Takeda exceeding $200 million in annual net sales of ADCETRIS in its territory during 2015. Net product sales of ADCETRIS were $58.6 million for the three months ended March 31, 2016, compared to $48.9 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, total costs and expenses increased to $132.2 million, compared to $103.9 million for the same period in 2015. This primarily reflects increased investment in ADCETRIS and SGN-CD33A, as well as investment in our growing pipeline of pre-clinical and clinical-stage programs. As of March 31, 2016, we had $691.7 million in cash equivalents and investments, and $684.1 million in total stockholders’ equity.

Results of operations

Three months ended March 31, 2016 and 2015

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were as follows:

	Three months ended March 31,
	2016	2015	% Change
Net product sales	$58,648	$48,886	20%

The increase in net product sales for the three months ended March 31, 2016 over the comparable period in 2015 primarily resulted from an increase in sales volume in the 2016 period and, to a lesser extent, from the effect of price increases instituted since the 2015 period. The increase in sales volume in 2016 was primarily driven by increased use of ADCETRIS across multiple lines of therapy for the treatment of Hodgkin lymphoma including the post-auto-HSCT consolidation indication and for treatment of other CD30-expressing malignancies. ADCETRIS received approval from the FDA in 2011 for the treatment of patients with classical Hodgkin lymphoma after failure of auto-HSCT or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not auto-HSCT candidates, and for the treatment of patients with sALCL, after failure of at least one prior multi-agent chemotherapy regimen. In August 2015, ADCETRIS was approved by the FDA for the treatment of patients with classical Hodgkin lymphoma at high risk of relapse or progression as post-auto-HSCT consolidation.

While we expect modest growth in ADCETRIS sales in 2016 as compared to 2015, our ability to accelerate the rate of ADCETRIS sales growth in future periods, if at all, will be primarily dependent on our ability to continue to expand ADCETRIS’ labeled indications of use. Our efforts to expand ADCETRIS’ labeled indications of use will continue to require additional time and investment in clinical trials to complete and may not be successful.

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

Gross-to-net deductions, net of related payments and credits, are summarized as follows (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2015	$7,111	$2,359	$9,470
Provision related to current period sales	15,793	1,419	17,212
Adjustment for prior period sales	(236)	(31)	(267)
Payments/credits for current period sales	(12,643)	(528)	(13,171)
Payments/credits for prior period sales	(3,110)	(839)	(3,949)

Balance as of March 31, 2016	$6,915	$2,380	$9,295

Mandatory government discounts are the most significant component of our total gross to net deductions and the discount percentage has been increasing. These discount percentages increased during the three months ended March 31, 2016 over the comparable period in 2015 as a result of price increases we instituted that exceeded the rate of inflation, and to a lesser extent, as a result of an increase in sales eligible for government mandated rebates or chargebacks. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We implemented a price increase at the beginning of 2016 and, as a result of this price increase, we expect gross-to-net deductions to increase in 2016.

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

If there are continuing performance obligations, we use a time-based proportional performance model to recognize revenue over our performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the pre-commercial deliverables under our collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. We believe that the development period in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement. These performance obligation periods typically range from one to three years. The agreements with Takeda and Genentech have performance obligation periods of ten and eighteen years, respectively. All of the remaining performance obligation periods for our active collaborations are currently expected to be completed in four years or less. When we have no further performance obligations or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Generally, all amounts received or due other than sales-based milestones and royalties are classified as collaboration and license agreement revenues as they are earned. Sales-based milestones and royalties are recognized as royalty revenue as they are reported to us.

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

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended March 31,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2016	2015	% Change
Takeda	$12,886	$4,893	163%
AbbVie	4,206	10,950	(62%)
Astellas	0	2,875	(100%)
Other	3,084	3,503	(12%)

Total	$20,176	$22,221	(9%)

Collaboration revenues earned under our ADCETRIS and ADC collaborations with Takeda increased during the three months ended March 31, 2016 from the comparable period in 2015, primarily driven by an increase in development cost reimbursement funding under the ADCETRIS collaboration. The higher reimbursement primarily reflects an increase in drug product supply activities, and to a lesser extent, a decrease in clinical trial activity performed by Takeda as the ALCANZA and ECHELON-1 studies advanced.

Revenues from our agreements with AbbVie decreased during the three months ended March 31, 2016 from the comparable period in 2015 which included a milestone payment earned in March 2015 upon AbbVie’s commencement of a phase 2 clinical trial.

Changes in revenues recognized from our Astellas and other collaboration agreements, which include our ADC collaborations and our co-development collaborations, reflect the timing of development milestones and licensing fees.

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

Collaboration Agreements

Takeda

Our ADCETRIS collaboration with Takeda provides for the global co-development of ADCETRIS by the companies and the commercialization of ADCETRIS by Takeda in its territory. We received an upfront payment and have received and are entitled to receive progress-dependent milestone payments based on Takeda’s achievement of certain events related to ADCETRIS development. Additionally, the companies equally co-fund the cost of development activities conducted under the collaboration. We recognize as collaboration revenue the upfront payment, progress-dependent development and regulatory milestone payments, and net development cost reimbursement payments from Takeda over the ten-year development period of the collaboration, which began in December 2009. When the performance of development activities under the collaboration results in us making a reimbursement payment to Takeda, the effect is to reduce the amount of collaboration revenue that we record. We also receive reimbursement for the cost of drug product supplied to Takeda for its use and, in some cases, pay Takeda for drug product they supply to us. The earned portion of net collaboration payments is reflected as a component of collaboration revenue.

As of March 31, 2016, future potential milestone payments to us under the ADCETRIS collaboration could total approximately $165 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $118 million relates to the achievement of regulatory milestones and up to approximately $40 million relates to the achievement of commercial milestones. To date, $70 million in milestones have been achieved as a result of regulatory and commercial progress by Takeda.

Astellas Co-development Agreement

In January 2007, we entered into an agreement with Astellas to jointly research, develop and commercialize ADCs for the treatment of several types of cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Astellas to proprietary cancer targets. Under this collaboration, Astellas conducted research and development aimed at identifying ADC product candidates for multiple designated antigens and is now conducting clinical trials on various ADC product candidates.

Under the collaboration agreement, we and Astellas are co-funding all development and commercialization costs for ASG-22ME and ASG-15ME, and will share equally in any profits that may come from these product candidates if successfully commercialized. Costs associated with co-development activities are included in research and development expense.

Astellas is developing other ADC product candidates on its own, subject to paying us annual maintenance fees, milestones, royalties and support fees for research and development services and material provided under the collaboration agreement. Amounts received for product candidates being developed solely by Astellas are recognized as revenue.

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

As of March 31, 2016, our ADC collaborations and co-development agreements had generated more than $325 million, primarily in the form of upfront payments. Total milestone payments to us under our current ADC collaboration and co-development agreements could total up to approximately $4.1 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.7 billion relates to the achievement of development milestones, approximately $1.6 billion relates to the achievement of regulatory milestones and approximately $1.8 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our collaborators. In addition, most of our current ADC collaborations are at early stages of development. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result in a collaborator abandoning or delaying development of its product candidates. As such, the milestone payments associated with our ADC collaborations and co-development agreements involve a substantial degree of risk and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above and it is possible that we may never receive any significant milestone payments under these agreements.

Unum Therapeutics Collaboration

We have a strategic collaboration and license agreement with Unum to develop and commercialize novel ACTR therapies incorporating our antibodies for cancer. We and Unum will initially develop two ACTR product candidates that combine Unum’s ACTR technology with our antibodies, and we have an option to expand the collaboration to include a third ACTR product candidate upon payment of an additional fee. Unum is obligated to conduct preclinical research and clinical development activities through phase 1 and we are obligated to provide funding for these activities. The agreement calls for us to work together to co-develop and jointly fund programs after phase 1 unless either company opts out. Costs associated with co-development activities are included in research and development expense.

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

Royalty Revenues and Cost of Royalty Revenues

Royalty revenues primarily reflect royalties paid to us by Takeda under the ADCETRIS collaboration. These royalties include commercial sales-based milestones and sales royalties. The royalty rate paid by Takeda is calculated as a percentage of Takeda’s net sales of ADCETRIS, ranges from the mid-teens to the mid-twenties depending on sales volumes, and resets annually. Takeda bears a portion of third-party royalty costs owed on sales of ADCETRIS in its territory. This amount is included in our royalty revenues. Cost of royalty revenues reflect amounts owed to our third-party licensors related to the sale of ADCETRIS in Takeda’s territory.

Our royalty revenues and cost of royalty revenues were as follows ($ in thousands):

	Three months ended March 31,
	2016	2015	% Change
Royalty revenues	$32,331	$11,050	193%

Cost of royalty revenues	$3,615	$3,174	14%

Royalty revenues for the three months ended March 31, 2016 increased from the comparable period in 2015 as the three month period ended March 31, 2016 included a one-time $20.0 million milestone payment triggered by Takeda’s achieving more than $200 million in annual net sales of ADCETRIS in its territory. Royalty revenues also increased as a result of increases sales volume following regulatory approvals of ADCETRIS in additional countries, as well as increases in the applicable royalty rate.

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

	Three months ended March 31,
	2016	2015	% Change
Cost of sales	$5,944	$5,210	14%

Cost of sales increased during the three month period ended March 31, 2016 as compared to 2015 primarily due to increased sales volumes. We expect cost of sales to increase in 2016, primarily due to anticipated increases in sales volumes and, to a lesser extent, a higher anticipated average cost of product sold.

Research and development

Our research and development expenses are summarized as follows:

	Three months ended March 31,
Research and development ($ in thousands)(1)	2016	2015	% Change
Research	$15,240	$11,932	28%
Development and contract manufacturing	35,358	23,350	51%
Clinical	42,273	28,113	50%

Total research and development expenses	$92,871	$63,395	46%

(1)	The cost of pharmacology and toxicology studies from the 2015 period has been reclassified from Clinical to Research to conform to our fiscal 2016 classification in the above table.

Research expenses include, among other things, personnel, occupancy and laboratory expenses, technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies, and the development of novel classes of stable linkers and cell-killing agents for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies, and investigational new drug, or IND-enabling pharmacology and toxicology studies. The increase in research expenses during the three months ended March 31, 2016 as compared to the same period in 2015 reflects increased discovery activities in support of growing our pipeline of product candidates as well as increased cost reimbursement under our agreements with Astellas and Unum.

Development and contract manufacturing expenses include personnel and occupancy expenses, external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase in development and contract manufacturing expenses during the three months ended March 31, 2016 as compared to the same period in 2015 primarily reflects increased drug product supplied to Takeda, and to a lesser extent, increases in staffing and other costs to support our growing pipeline of product candidates.

Clinical expenses include personnel, travel, occupancy costs, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase during the three months ended March 31, 2016 as compared to the same period in 2015 reflects increased clinical trial activity related to our product candidates, primarily ADCETRIS and SGN-CD33A, and to a lesser extent, related increases in staffing.

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

	Three months ended March 31,		Five years ended March 31, 2016
Development program ($ in thousands)	2016	2015
ADCETRIS (brentuximab vedotin)	$22,165	$13,628	$282,913
SGN-CD33A	11,080	2,615	49,929
SGN-CD19A	1,635	1,312	32,787
SGN-LIV1A	633	688	14,252
SGN-CD19B	623	2,763	7,202
SEA-CD40	421	348	8,415
SGN-CD70A	370	375	13,686
Other clinical stage programs	1,437	622	31,328

Total third-party costs	38,364	22,351	440,512
Other costs and overhead	54,507	41,044	697,517

Total research and development	$92,871	$63,395	$1,138,029

Third-party costs for ADCETRIS increased during the three months ended March 31, 2016 from the comparable period in 2015, primarily due to an increase in drug product supplied to Takeda, and to a lesser extent, an increase in costs related to clinical trials as we expanded into other lines of therapy.

Third-party costs for SGN-CD33A increased during the three months ended March 31, 2016 from the comparable period in 2015 primarily due to an increase in clinical trial costs as we initiated additional phase 1/2 studies and began to incur costs related to our planned SGN-CD33A phase 3 clinical trial.

The development costs for product candidates accelerate in preparation for an IND submission to the FDA and then decrease until the subsequent clinical trials commence. The decrease in third-party costs for SGN-CD19B during the three months ended March 31, 2016 from the comparable period in 2015 reflects preparation in 2015 for the related IND, offset partially in 2016 by clinical trial costs now that IND is approved and the phase 1 study is underway.

Third-party costs for our other development programs were consistent with the comparable period in 2015.

Other costs and overhead include third-party costs of our other programs which are primarily in the pre-clinical phase and costs associated with personnel and facilities. These costs increased during the three months ended March 31, 2016 from the comparable period in 2015 due to development activities to expand our product pipeline, including increases in staffing levels and the expansion of our facilities to accommodate our growth.

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

The risks and uncertainties associated with our research and development projects are discussed more fully in Part II, Item 1A—Risk Factors. As a result of the uncertainties discussed above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of ADCETRIS in any additional approved indications or of any of our product candidates.

Selling, general and administrative

	Three months ended March 31,
Selling, general and administrative ($ in thousands)	2016	2015	% Change
Selling, general and administrative	$29,747	$32,121	(7%)

Selling, general and administrative expenses decreased during the three months ended March 31, 2016 from the comparable period in 2015 primarily due to decreased legal expenses as certain legal matters were settled in 2015. The decrease in legal expenses was offset by increases in other administrative activities, including increases in staffing levels and to a lesser extent, increased commercial activities in support of ADCETRIS.

We anticipate that selling, general and administrative expenses will increase in 2016 compared to 2015 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations.

Investment income

	Three months ended March 31,
Investment income ($ in thousands)	2016	2015	% Change
Investment income	$544	$53	926%

Investment income reflects amounts earned on our investments in U.S. Treasury securities. Investment income increased during the three months ended March 31, 2016 from the comparable period in 2015 primarily due to higher average balances of investment following our public offering in September 2015, which resulted in net proceeds to us of approximately $526.6 million.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	March 31, 2016	December 31, 2015
Cash, cash equivalents and investments	$691,681	$712,711
Working capital	613,433	636,793
Stockholders’ equity	684,106	685,911

	Three months ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$(17,837)	$(27,131)
Investing activities	29,431	20,383
Financing activities	5,698	12,392

Our combined cash, cash equivalents and investment securities decreased during the three months ended March 31, 2016 from the balance at December 31, 2015, primarily reflecting our net loss for the period.

The changes in net cash used in operating activities are primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable. The changes in cash provided by investing activities primarily reflect differences between the proceeds received from sale and maturity of our investments and amounts reinvested. Net cash provided by financing activities resulted from the proceeds of stock option exercises and our employee stock purchase plan.

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

Our cash, cash equivalents and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of March 31, 2016, we had $609.5 million held in cash reserves or investments scheduled to mature within the next twelve months.

At our currently planned spending rates we believe that our financial resources, together with product and royalty revenues from sales of ADCETRIS and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months. Changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses in connection with our expanding pipeline programs, including several phase 3 trials. Further, in the event of a termination of the ADCETRIS collaboration agreement with Takeda, we would not receive development cost sharing payments or milestone payments or royalties for the development or sale of ADCETRIS in Takeda’s territory, and we would be required to fund all ADCETRIS development and commercial activities. Any of these factors could lead to a need for us to raise additional capital.

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

Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

There have been no material changes from the contractual commitments previously disclosed in our Annual Report on Form 10-K.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, FASB issued an Accounting Standards Update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to our fiscal year beginning January 1, 2018. In March 2016, FASB issued an Accounting Standards Update entitled “ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations” which clarifies certain implementation guidance on principal versus agent considerations under the new revenue recognition framework. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

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

In February 2016, FASB issued an Accounting Standards Update entitled “ASU 2016-02, Leases.” The standard requires entities to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The standard will become effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

In March 2016, FASB issued an Accounting Standard Update entitled “ASU 2016-09, Compensation – Stock Compensation.” The standard is intended to simplify certain elements of accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The standards will become effective for us beginning on January 1, 2017, with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not have any derivative financial instruments in our investment portfolio. We currently have holdings in U.S. Treasury securities. A summary of our investment securities follows (in thousands):

	March 31, 2016	December 31, 2015
Short-term investments	$489,943	$547,396
Long-term investments	82,191	63,060

Total	$572,134	$610,456

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $2.6 million in the fair value of our investments as of March 31, 2016. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.3 million over the next twelve months based on our investment balance at March 31, 2016.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the three months ended March 31, 2016, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Takeda are derived from its sales of ADCETRIS in multiple countries and in multiple currencies that are converted into U.S. dollars for purposes of determining the royalty owed to us. Our primary exposure is to fluctuations in the Euro, British Pound, Canadian Dollar and Swiss Franc. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ADCETRIS®, or brentuximab vedotin, is now approved by the United States Food and Drug Administration, or FDA, for three indications, encompassing several settings for the treatment of relapsed Hodgkin lymphoma and relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is our only product approved for marketing and our ability to generate revenue from product sales and achieve profitability is substantially dependent on our continued ability to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and our ability to continue to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

•	we may not be able to obtain and maintain regulatory approvals to market ADCETRIS for any additional indications, including for frontline Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, or to otherwise continue to expand its labeled indications of use;

•	negative or inconclusive results in our ALCANZA, ECHELON-1, and ECHELON-2 trials would negatively impact, or preclude altogether, our ability to obtain regulatory approval and commercialize ADCETRIS in the relapsed CTCL, frontline Hodgkin lymphoma and frontline MTCL indications, respectively, any of which could limit our sales of, and the commercial potential of, ADCETRIS;

•	results from our required post-approval study, the ECHELON-2 trial, may fail to verify the clinical benefit of ADCETRIS in relapsed sALCL, which could result in the withdrawal of approval of ADCETRIS in the relapsed sALCL indication and which could negatively impact our potential future product sales for the relapsed sALCL indication;

•	new competitive therapies, including immuno-oncology agents such as PD-1 (e.g., Nivolumab and Pembrolizumab) and PDL-1 inhibitors, have been or may be submitted in the near term to regulatory authorities for approval in ADCETRIS’ labeled indications in relapsed Hodgkin lymphoma, and if these competitive products are approved for commercial sale in these indications, our sales of ADCETRIS could be negatively impacted;

•	our commercial sales of ADCETRIS could be lower than our projections due to a lower market penetration rate, increased competition for alternative products or a shorter duration of therapy in patients in ADCETRIS’ approved indications;

•	we may be unable to effectively commercialize ADCETRIS in any new indications for which we receive marketing approval, including in the most recently-approved indication for post-autologous hematopoietic stem cell transplantation, or auto-HSCT, consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression;

•	there may be additional changes to the label for ADCETRIS, including ADCETRIS’ boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from our required post-approval study, or as the result of adverse events observed in that study or in other studies, including in the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission or in investigator-sponsored studies;

•	we may not be able to establish or demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages over and side effects compared to existing and future therapeutics;

•	physicians may be reluctant to prescribe ADCETRIS until results from our required post-approval study is available or other long term efficacy and safety data exist;

•	the estimated incidence rate of new patients in ADCETRIS’ approved indications may be lower than our projections;

•	there may be adverse results or events reported in any of the clinical trials that we and/or Takeda are conducting or may in the future conduct for ADCETRIS;

•	we may be unable to continue to effectively market, sell and distribute ADCETRIS;

•	ADCETRIS may receive adverse reimbursement and coverage policies from government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or may be subject to pricing pressures enacted by industry organizations or state and federal governments, including as a result of increased scrutiny over drug-pricing strategies by pharmaceutical companies or otherwise;

•	the relative price of ADCETRIS may be higher than alternative treatment options;

•	there may be changed or increased regulatory restrictions;

•	we may not have adequate financial or other resources to effectively commercialize ADCETRIS; and

•	we may not be able to obtain adequate commercial supplies of ADCETRIS to meet demand or at an acceptable cost.

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

We believe that the level of our ongoing ADCETRIS sales in the United States is largely attributable to the incidence flow of patients eligible for treatment with ADCETRIS. We also believe that the incidence rate of new patients in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. In addition, we expect only modest sales growth in the near term as a result of the approval by the FDA in August 2015 of ADCETRIS for post-auto-HSCT consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression, subject to our ability to effectively commercialize ADCETRIS in this indication. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to continue to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and MTCL, including sALCL, and in a range of CD30-expressing hematologic malignancies, including relapsed cutaneous T-cell lymphoma, or CTCL. This will continue to require additional time and investment in clinical trials and there can be no assurance that we and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications. Further, although we received regular approval from the FDA for the use of ADCETRIS in the treatment of patients with classical Hodgkin lymphoma at high risk of relapse or progression as post-auto-HSCT consolidation based on a phase 3 clinical trial called the AETHERA trial, there can be no assurances that regulatory agencies in other countries, such as Europe, will approve the expansion of ADCETRIS’ labeled indications in that treatment setting or any other treatment setting. In addition, while ADCETRIS product sales grew from 2013 to 2014 and from 2014 to 2015, and our future plans assume that sales of ADCETRIS will increase, we cannot assure you that, even with the August 2015 expansion to the prescribing label for ADCETRIS, which now includes post-auto-HSCT consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression, we can maintain sales of ADCETRIS at or near current levels, or that ADCETRIS sales will continue to grow. We and Takeda have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop and obtain regulatory approval for a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-expressing malignancies in a timely manner or at all. Even if we and Takeda receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Takeda may not be able to effectively commercialize ADCETRIS, including for the reasons set forth above. Our ability to grow ADCETRIS product sales in future periods is also dependent on price increases and we have periodically increased the price of ADCETRIS, most recently at the beginning of 2016. Price increases on ADCETRIS and negative publicity regarding drug pricing and price increases generally, whether on ADCETRIS or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, ADCETRIS. In any event, we cannot assure you that price increases we have taken or may take in the future will not in the future negatively affect ADCETRIS sales.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter and year to year. We have only been commercializing ADCETRIS since August 2011 and although we provide sales guidance for ADCETRIS from time to time, you should not rely on ADCETRIS sales results in any period as being indicative of future performance. Such guidance is based on assumptions that may be incorrect or that may change from quarter to quarter. Sales of ADCETRIS have, on occasion, been below the expectations of securities analysts and investors and have been below prior period sales, and sales of ADCETRIS in the future may also be below prior period sales, our own guidance and/or the expectations of securities analysts and investors. To the extent that we do not meet our guidance or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	customer ordering patterns for ADCETRIS, which may vary significantly from period to period;

•	the overall level of demand for ADCETRIS including the impact of any competitive products and the duration of therapy for patients receiving ADCETRIS;

•	the extent to which coverage and reimbursement for ADCETRIS is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers;

•	changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the government discount percentage resulting from price increases we have taken or may take in the future, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;

•	increases in the scope of eligibility for customers to purchase ADCETRIS at the discounted government price or to obtain government-mandated rebates on purchases of ADCETRIS;

•	changes in our cost of sales;

•	the incidence rate of new patients in ADCETRIS’ approved indications;

•	the timing, cost and level of investment in our sales and marketing efforts to support ADCETRIS sales;

•	the timing, cost and level of investment in our research and development activities involving ADCETRIS and our product candidates, including possible future in-licensing activities; and

•	expenditures we will or may incur to conduct required post-approval studies for ADCETRIS and acquire or develop additional technologies, product candidates and products.

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

Adverse events may negatively impact the sales of ADCETRIS. We may be required to further update the ADCETRIS prescribing information, including boxed warnings, based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, which could adversely affect ADCETRIS’ acceptance in the market, make competition easier or make it more difficult or expensive for us to distribute ADCETRIS. For example, we have revised the prescribing information for ADCETRIS to add pancreatitis, impaired hepatic function, impaired renal function, pulmonary toxicity, and gastrointestinal complications as known adverse events as well as to include a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy, or PML, and death can occur in patients receiving ADCETRIS. Further, based on the identification of future adverse events, we may be required to further revise the prescribing information, including ADCETRIS’ boxed warning, which could negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market.

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

Under the FDA’s accelerated approval regulations, the labeling, packaging, adverse event reporting, storage, advertising and promotion of ADCETRIS for the treatment of patients with relapsed sALCL, the indication that has received accelerated approval and not yet converted to full approval, is subject to extensive regulatory requirements all of which may result in significant expense and limit our ability to commercialize ADCETRIS for the relapsed sALCL indication. We and the manufacturers of ADCETRIS are also required to comply with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture ADCETRIS, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with ADCETRIS, including adverse events of unanticipated severity or frequency, or problems with the facilities where ADCETRIS is manufactured, may result in restrictions on the marketing of ADCETRIS, up to and including withdrawal of ADCETRIS from the market. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

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

We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. In addition, while we recently announced a planned phase 3 clinical trial that is being designed to evaluate SGN-CD33A in combination with hypomethylating agents, or HMAs, in previously untreated older acute myeloid leukemia, or AML, patients, there can be no assurances that the trial will be initiated on time or at all due to a variety of factors including possible delays due to regulatory review. Further, while the interim phase 1 data may be promising, SGN-CD33A has never been evaluated in a phase 3 trial and we cannot be certain that the design of, or data collected from, the planned phase 3 trial will be adequate to demonstrate the safety and efficacy of SGN-CD33A for the treatment of patients with AML, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In addition, many of our future and ongoing ADCETRIS clinical trials are being or will be coordinated with Takeda, which may delay the commencement or affect the continuation or completion of these trials. From time to time, we have experienced enrollment-related delays in clinical trials and we will likely continue to experience similar delays in our current and future trials. We depend on medical institutions and clinical research organizations, or CROs, to conduct some of our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, including unexpected adverse events that may occur when our product candidates are combined with other therapies. Clinical trial results are also frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive clinical trial results could adversely affect our ability to market ADCETRIS or expand into other indications. In particular, negative or inconclusive results in our ALCANZA, ECHELON-1, and ECHELON-2 trials would affect our ability to obtain regulatory approval in relapsed CTCL, frontline Hodgkin lymphoma, and frontline MTCL indications, respectively, any of which could severely limit our sales of, and the commercial potential of, ADCETRIS. Further, given the progression-free survival, or PFS, trends in our phase 1 data combining ADCETRIS with standard chemotherapy regimens and the positive PFS outcome in the AETHERA trial, we and Takeda have evaluated the potential that event rates may be slower than expected in both the ECHELON-1 and ECHELON-2 trials and have discussed with regulatory agencies proposed trial modifications. In April 2015, the FDA approved proposed amendments to the ECHELON-1 and ECHELON-2 SPAs to increase target enrollment in both trials. Adverse medical events, including patient fatalities that may be attributable to ADCETRIS during a clinical trial, could cause a trial to be redone or terminated. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

With respect to ADCETRIS, there are currently no FDA-approved drugs other than ADCETRIS for the treatment of classical Hodgkin lymphoma or sALCL in its approved indications; however, new competitive therapies, including immuno-oncology agents such as PD-1 (e.g., Nivolumab and Pembrolizumab) and PDL-1 inhibitors, have been or may be submitted in the near term to regulatory authorities for approval in ADCETRIS’ labeled indications in relapsed Hodgkin lymphoma. Should these new therapies be approved, our commercial sales of ADCETRIS could be negatively impacted. In addition to the PD-1 and PDL-1 inhibitors, compelling data have been presented involving several developing technologies, including novel cell-based therapies such as CAR modified T-cell therapies, and we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib, Takeda’s alistertib, AbbVie’s ibrutinib, and Gilead’s idelalisib, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ three approved indications, including auto-HSCT, combination chemotherapy, and other therapeutic regimens, all of which represent competition for ADCETRIS.

With respect to our SGN-CD33A product candidate, the FDA granted breakthrough therapy designation for AbbVie’s venetoclax in January 2016 for use in combination with HMAs in treatment-naïve patients with AML who are not eligible for standard high-dose induction treatment. If approved, venetoclax could be competitive with SGN-CD33A.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including AbbVie, Affimed, Agios, Amgen, Bayer, Biogen, Bristol-Myers Squibb, Celgene, Eisai, Genentech, Gilead, GSK, ImmunoGen, Infinity, Karyopharm, Merck, MEI Pharma, Novartis, Pfizer, Sanofi-Aventis, Takeda, Teva, and Xencor are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including AstraZeneca, Bristol-Myers Squibb, CytomX, ImmunoGen, Mersana, Roche and Pfizer, have ADC technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than ADCETRIS, SGN-CD33A or our other product candidates or that would render our technology obsolete or noncompetitive. We anticipate that we will face increased competition in the future as new companies enter our market and scientific developments surrounding other cancer therapies continue to accelerate.

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

We are expanding our operations internationally, and we currently have subsidiaries in the U.K., Switzerland and Canada. Though we are at an early stage with our international expansion, our business activities outside of the United States are subject to the FCPA, which is described above, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we currently and may in the future operate, including the U.K. Bribery Act. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with such company in order to obtain or retain business or a business advantage for such company. In the course of expanding our operations internationally, we will need to establish and expand business relationships with various third parties, such as independent contractors, distributors, vendors, advocacy groups and physicians, and we will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA, U.K. Bribery Act or similar laws of other countries that may govern our activities. Any interactions with any such parties or individuals where compensation is provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the United States are found to be in violation of the FCPA, U.K. Bribery Act or other similar laws, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, results of operations and growth prospects. We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, European Union member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Failure to comply with these laws could lead to government enforcement actions and significant penalties against us, which could have a material adverse effect on our business, results of operations and growth prospects.

We have a history of net losses. We expect to continue to incur net losses and may not achieve profitability for some time, if at all.

We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting required post-approval and other clinical trials of, and seeking additional regulatory approvals for, ADCETRIS as well as commercializing ADCETRIS for the treatment of patients in its three approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize our product candidates. Accordingly, we expect to continue to incur net losses and may not achieve profitability for some time, if at all. Although we recognize revenue from ADCETRIS product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our limited commercialization history makes our future operating results difficult to predict. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

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

We depend on collaborative relationships with other companies to assist in the research and development of ADCETRIS and for the development and commercialization of product candidates utilizing or incorporating our technologies. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, this may negatively affect our ability to commercialize ADCETRIS and/or generate revenues through technology licensing, or may otherwise negatively affect our business.

We have established and intend to continue to establish collaborations with third parties to develop and market ADCETRIS and some of our current and future product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada. We also have ADC collaborations with AbbVie, Bayer, Celldex, Genentech, GSK, Pfizer, Progenics and Takeda, and ADC co-development agreements with Astellas and Genmab. In addition, in June 2015, we entered into a collaboration agreement with Unum to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for cancer.

Under certain conditions, our collaborators may terminate their agreements with us and discontinue use of our technologies. In addition, we cannot control the amount and timing of resources our collaborators may devote to products utilizing or incorporating our technology. Moreover, our relationships with our collaborators may divert significant time and effort of our scientific staff and management team and require effective allocation of our resources to multiple internal and collaborative projects. Our collaborators may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators. Even if our collaborators continue their contributions to the collaborative arrangements, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Our collaborators may fail to perform their obligations under the collaboration agreements or may be slow in performing their obligations. If Takeda or any of our ADC collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, reimbursement of development costs, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. In particular, if Takeda were to terminate the ADCETRIS collaboration, we would not receive milestone payments, co-funded development payments or royalties for the sale of ADCETRIS outside the United States and Canada. As a result of such termination, we may have to engage another collaborator to complete the ADCETRIS development process and to commercialize ADCETRIS outside the United States and Canada, or to complete the development process and undertake commercializing ADCETRIS outside the United States and Canada ourselves, either of which could significantly delay the continued development and commercialization of ADCETRIS and increase our costs. In turn, this could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing ADCETRIS, which are now being co-funded by Takeda. In addition, under our collaboration agreement with Unum, we will rely solely on Unum to conduct preclinical research and clinical development activities through phase 1 with respect to the initial two ACTR product candidates that combine Unum’s ACTR technology with our antibodies with funding from us. Any failure on the part of Unum to initiate or complete these research and clinical development activities, or negative or inclusive results arising from such activities, could adversely affect the development of the ACTR product candidates under the collaboration, and we could otherwise fail to receive any future return on our investment in the collaboration. Furthermore, if our collaborators do not prioritize and commit substantial resources to programs associated with our product candidates or collaboration product candidates, we and/or our collaborators may be unable to commercialize these product candidates, which would limit our ability to generate revenue and become profitable. In the future, we may not be able to locate third-party collaborators to develop and market our product candidates and we may lack the capital and resources necessary to develop all our product candidates alone.

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

ADCETRIS and our SGN-CD33A, SGN-CD19A, SGN-LIV1A, SGN-CD70A, SGN-CD19B, ASG-22ME, and ASG-15ME product candidates are all based on our ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our collaborations with AbbVie, Astellas, Bayer, Celldex, Genentech, GSK, Pfizer, and Progenics, and our co-development agreements with Astellas, Genmab, and Takeda. Although ADCETRIS has received marketing approval in the United States, Canada, the European Union, Japan and other countries, ADCETRIS is our first and only ADC product that has been approved for commercial sale in any jurisdiction. Any failures or setbacks in our ADC development program, including adverse effects resulting from the use of this technology in human clinical trials, could have a detrimental impact on the continued commercialization of ADCETRIS in its current or any potential future approved indications and on our internal product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

Our current product candidates, including most notably SGN-CD33A, are in relatively early stages of development, and it is possible that none of these product candidates will ever become commercial products.

Our current product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. While we recently announced a planned phase 3 clinical trial that is being designed to evaluate SGN-CD33A in combination with HMAs in previously untreated older AML patients, there can be no assurances that the trial will be initiated on time or at all. In addition, while the interim phase 1 data may be promising, SGN-CD33A has never been evaluated in a phase 3 trial and we cannot be certain that the design of, or data collected from, the planned phase 3 trial will be adequate to demonstrate the safety and efficacy of SGN-CD33A for the treatment of patients with AML, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. Currently, our other clinical-stage product candidates include six ADC programs, which consist of SGN-CD19A, SGN-LIV1A, SGN-CD70A, SGN-CD19B, ASG-22ME, and ASG-15ME and SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology. If a product candidate fails at any stage of development or we otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. Moreover, we still have only limited data from our phase 1 trials of our product candidates. As a result, we may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates and it is possible that none of our current product candidates will ever become commercial products. In addition, we expect that much of our effort and many of our expenditures over the next few years will be devoted to the additional clinical development of and commercialization activities associated with ADCETRIS, which may restrict or delay our ability to develop our clinical and pre-clinical product candidates.

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

The standards that the U.S. Patent and Trademark Office and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may not contain claims that will permit us to stop competitors from using our technology or similar technology. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. For example, the U.S. Supreme Court has recently modified some legal standards applied by the U.S. Patent and Trademark Office in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. In addition, changes to the U.S. patent system have come into force under the Leahy-Smith America Invents Act, or the America Invents Act, including changes from a “first-to-invent” system to a “first to file” system, changes to examination of U.S. patent applications and changes to the processes for challenging issued patents. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and covered business method reviews. These proceedings are conducted before the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. As a result, non-practicing entities associated with hedge funds and others challenged valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, the America Invents Act could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We are or may be from time to time involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, USPTO interference or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the United States and elsewhere. In addition, if we choose to go to court to stop a third party from infringing our patents, that third party has the right to ask the court to rule that these patents are invalid, not infringed and/or should not be enforced. Under the America Invents Act, a third party may also have the option to challenge the validity of certain patents with the PTAB, whether they are accused of infringing our patents or not, and certain entities associated with hedge funds and other entities have challenged valuable pharmaceutical patents through the IPR process. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, there is a risk that a court will decide that these patents are not valid or not infringed, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. Furthermore, if such challenges to our rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing potential products, which could adversely affect our business and results of operations. In addition, we may challenge the patent or other intellectual property rights of third parties and if we are unsuccessful in actions we bring against the rights of such parties, through litigation or otherwise, and it is determined that we infringe the intellectual property rights of such parties, we may be prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those rights or develop or obtain alternative technologies, any of which could harm our business.

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

If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.

We have experienced and expect to continue to experience significant growth in the number of our employees and in the scope of our operations. This growth places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and capital resources. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified management personnel, our business, financial condition, results of operations and prospects may be adversely affected.

Product liability and product recalls could harm our business, and we may not be able to obtain adequate insurance to protect us against product liability losses.

The current and future use of ADCETRIS by us and our corporate collaborators in clinical trials and the sale of ADCETRIS, expose us to product liability claims. These claims have and may in the future be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. We may experience substantial financial losses in the future due to product liability claims. We have obtained product liability coverage, including coverage for human clinical trials and product sold commercially. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured amounts, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

We are expanding our operations internationally, and we currently have subsidiaries in the U.K., Switzerland and Canada. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

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

We actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses. Any potential acquisitions may entail numerous risks, including increased operating expenses and cash requirements, assimilation of operations and products, retention of key employees, diversion of our management’s attention and uncertainties in our ability to maintain key business relationships of the acquired entities. In addition, if we undertake acquisitions, we may spend significant amounts, issue dilutive securities, assume or incur significant debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense and write-offs. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Even if appropriate opportunities are available, we may not be able to successfully identify them or we may not have the financial resources necessary to pursue them, and if pursued, we may be unable structure and execute transactions in the anticipated timeframe, or at all. Other pharmaceutical companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for these opportunities.

Even if we are able to successfully identify and acquire complementary products, technologies or businesses, we cannot assure you that we will be able to successfully manage the risks associated with integrating acquired products, technologies or businesses or the risks arising from anticipated and unanticipated problems in connection with an acquisition transaction. Further, while we seek to mitigate risks and liabilities of potential acquisitions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business. Additionally, we may not realize the anticipated benefits of such transactions, including the possibility that expected synergies and accretion will not be realized or will not be realized within the expected time frame.

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

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the first quarter of 2016, our closing stock price fluctuated between $26.87 and $42.54 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union, Japan and other countries in which Takeda has received approval by relevant regulatory authorities;

•	announcements regarding the results of discovery efforts and pre-clinical and clinical activities by us, including the clinical results of any of our current product candidates, or those of our competitors;

•	announcements of FDA or foreign regulatory approval or non-approval of ADCETRIS, or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process;

•	announcements regarding the results of the clinical trials we and/or Takeda are conducting or may in the future conduct for ADCETRIS, including our ALCANZA, ECHELON-1 and ECHELON-2 trials and the post-approval confirmatory study of ADCETRIS that we are required to conduct as a condition to the FDA’s grant of accelerated approval for ADCETRIS in the relapsed sALCL indication and Health Canada’s Notice of Compliance with conditions, and the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission;

•	announcements regarding, or negative publicity concerning, adverse events associated with the use of ADCETRIS;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•	termination of or changes in our existing collaborations or licensing arrangements, especially our ADCETRIS collaboration with Takeda or establishment of new collaborations or licensing arrangements;

•	our entry into material strategic transactions including licensing or acquisition of products, businesses or technologies;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our raising of additional capital when we need it and the terms upon which we may raise any additional capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.

The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the trading price of our common stock. In the past, class action or derivative litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of our clinical trials or our development and commercialization efforts.

Substantial future sales of shares of our common stock or equity-related securities could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of April 25, 2016, we had 140,167,032 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us, collectively beneficially owned approximately 31.1% of our common stock as of March 24, 2016. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, we would be obligated to effect such registration. Our registration obligations under this registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities, by exercising these registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Our existing stockholders have significant control of our management and affairs.

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 66.2% of our voting power as of March 24, 2016. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6.	Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015

10.1*	Seattle Genetics, Inc. 2016 Senior Executive Annual Bonus Plan.	8-K	000-32405	10.1	1/29/2016

10.2*	Compensation Information for Executive Officers and Directors.	10-K	000-32405	10.46	2/19/2016

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 29, 2016

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015

10.1*	Seattle Genetics, Inc. 2016 Senior Executive Annual Bonus Plan.	8-K	000-32405	10.1	1/29/2016

10.2*	Compensation Information for Executive Officers and Directors.	10-K	000-32405	10.46	2/19/2016

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.