Form 10-Q
period 2016-06-30
SEATTLE GENETICS INC /WA
filed 2016-07-26
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 20, 2016, there were 140,516,451 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc. Quarterly

Report on Form 10-Q

For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$192,088	$102,255
Short-term investments	416,857	547,396
Accounts receivable, net	57,742	52,930
Inventories	71,675	56,963
Prepaid expenses and other current assets	12,220	11,515

Total current assets	750,582	771,059
Property and equipment, net	51,052	49,598
Long-term investments	50,541	63,060
Other non-current assets	11,111	11,378

Total assets	$863,286	$895,095

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$93,574	$88,031
Current portion of deferred revenue	34,140	46,235

Total current liabilities	127,714	134,266

Long-term liabilities
Deferred revenue, less current portion	63,838	71,249
Deferred rent and other long-term liabilities	3,210	3,669

Total long-term liabilities	67,048	74,918

Commitments and contingencies (note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 140,476 shares issued and outstanding at June 30, 2016 and 139,674 shares issued and outstanding at December 31, 2015	140	140
Additional paid-in capital	1,648,166	1,613,383
Accumulated other comprehensive income (loss)	368	(683)
Accumulated deficit	(980,150)	(926,929)

Total stockholders’ equity	668,524	685,911

Total liabilities and stockholders’ equity	$863,286	$895,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Net product sales	$66,216	$55,095	$124,864	$103,981
Collaboration and license agreement revenues	19,998	14,386	40,174	36,607
Royalty revenues	9,188	7,615	41,519	18,665

Total revenues	95,402	77,096	206,557	159,253

Costs and expenses
Cost of sales	6,901	5,940	12,845	11,150
Cost of royalty revenues	3,107	2,639	6,722	5,813
Research and development	85,554	85,737	178,425	149,132
Selling, general and administrative	33,282	30,343	63,029	62,464

Total costs and expenses	128,844	124,659	261,021	228,559

Loss from operations	(33,442)	(47,563)	(54,464)	(69,306)
Investment income	699	61	1,243	114

Net loss	$(32,743)	$(47,502)	$(53,221)	$(69,192)

Net loss per share—basic and diluted	$(0.23)	$(0.38)	$(0.38)	$(0.55)

Shares used in computation of net loss per share—basic and diluted	140,283	125,064	140,086	124,690

Comprehensive loss:
Net loss	$(32,743)	$(47,502)	$(53,221)	$(69,192)
Other comprehensive income:
Unrealized gain on securities available for sale	252	23	1,037	41
Foreign currency translation gain	6	0	14	0

Comprehensive loss	$(32,485)	$(47,479)	$(52,170)	$(69,151)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2016	2015
Operating activities
Net loss	$(53,221)	$(69,192)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	24,285	17,572
Depreciation and amortization	8,646	7,035
Amortization of premiums and accretion of discounts	3,747	636
Deferred rent and other long-term liabilities	(459)	(371)
Changes in operating assets and liabilities
Accounts receivable, net	(4,812)	(6,002)
Inventories	(14,712)	(4,038)
Prepaid expenses and other assets	(807)	(561)
Accounts payable and accrued liabilities	6,511	9,130
Deferred revenue	(19,506)	(27,897)

Net cash used in operating activities	(50,328)	(73,688)

Investing activities
Purchases of securities available for sale	(329,153)	(121,537)
Proceeds from maturities of securities available for sale	469,500	176,900
Proceeds from sales of securities available for sale	0	30,005
Purchases of property and equipment	(10,684)	(4,957)
Purchase of cost-method investment	(0)	(5,000)

Net cash provided by investing activities	129,663	75,411

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	10,498	20,363

Net cash provided by financing activities	10,498	20,363

Net increase in cash and cash equivalents	89,833	22,086
Cash and cash equivalents at beginning of period	102,255	56,927

Cash and cash equivalents at end of period	$192,088	$79,013

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Non-cash investing activities

The Company had $4.5 million and $5.4 million of accrued capital expenditures as of June 30, 2016 and December 31, 2015, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have not been included in the statement of cash flows until such amounts have been paid in cash.

Other non-current assets

Other non-current assets include a $5.0 million non-controlling investment in a privately-held company that is accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of the investment if significant adverse events or circumstances indicate a possible impairment. As of June 30, 2016, no impairment in value has been observed.

Long-term incentive plans

In May 2016, the Company established a Long-Term Incentive Plan, or LTIP, which provides eligible employees with the ability to receive a performance-based incentive comprised of a cash payment and stock options. The payment of the cash portion and vesting of the stock option portion of the award are contingent upon the achievement of a pre-determined regulatory milestone. The Company records compensation expense for the LTIP over the estimated service period once the achievement of the milestone is considered probable in accordance with the provisions of ASC 450, Contingencies. At each reporting date, the Company assesses whether achievement of the milestone is considered probable, and if so, records compensation expense based on the portion of the service period elapsed to date with a cumulative catch-up, net of estimated forfeitures. The Company recognizes remaining compensation expense, if any, through the end of the estimated service period. As of June 30, 2016, the estimated cash payout was approximately $4.8 million and the unrecognized share based compensation cost for 826,277 performance-based common stock options outstanding was approximately $15.3 million. No compensation expense has been recorded to date under the LTIP.

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

Collaboration and license agreement revenues

The Company has developed a proprietary technology for linking cytotoxic agents to monoclonal antibodies called antibody- drug conjugates, or ADCs. This proprietary technology is the basis of ADC collaborations that the Company has entered into in the ordinary course of its business with a number of biotechnology and pharmaceutical companies. Under these ADC collaboration agreements, the Company grants its collaborators research and commercial licenses to the Company’s technology and provides technology transfer services, technical advice, supplies and services for a period of time.

If there are continuing performance obligations, the Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the pre- commercial deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company believes that the development period in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement. These performance obligation periods typically range from one to three years. The agreements with Takeda Pharmaceutical Company Limited, or Takeda, and Genentech, Inc., a member of the Roche

Group, or Genentech, have performance obligation periods of ten and eighteen years, respectively. All of the remaining performance obligation periods for our active collaborations are currently expected to be completed in four years or less. When no performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Generally, all amounts received or due other than sales- based milestones and royalties are classified as collaboration and license agreement revenues as they are earned. Sales-based milestones and royalties are recognized as royalty revenue as they are reported to the Company.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, FASB issued an Accounting Standards Update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to the Company’s fiscal year beginning January 1, 2018. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including “ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations”, “ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, and “ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.” The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

In January 2016, FASB issued an Accounting Standards Update entitled “ASU 2016-01, Financial Instruments: Overall.” The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard will become effective for the Company beginning January 1, 2018. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

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

In June 2016, FASB issued an Accounting Standard Update entitled “ASU 2016-13, Financial Instruments: Credit Losses”. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date, and to change how other than temporary impairments on investments securities are recorded. The standard will become effective for the Company beginning on January 1, 2020 with early adoption permitted. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

2. Net Loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units and options to purchase common stock from the calculation of basic and diluted net loss per share as such securities are anti-dilutive for all periods presented. The weighted-average number of restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 12,548,000 and 11,406,000 for the three months ended June 30, 2016 and 2015, and 12,432,000 and 11,803,000 for the six months ended June 30, 2016 and 2015, respectively.

3. Investments

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2016
U.S. Treasury securities	$467,032	$378	$(12)	$467,398

Contractual Maturities
Due in one year or less	$241,024			$241,071
Due in one to two years	226,008			226,327

Total	$467,032			$467,398

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2015
U.S. Treasury securities	$611,128	$1	$(673)	$610,456

Contractual Maturities
Due in one year or less	$532,823			$532,418
Due in one to two years	78,305			78,038

Total	$611,128			$610,456

The Company classifies investments maturing within one year of the reporting date as short-term investments. Investments are presented in the accompanying consolidated balance sheets as follows (in thousands):

	June 30, 2016	December 31, 2015
Short-term investments	$416,857	$547,396
Long-term investments	50,541	63,060

Total	$467,398	$610,456

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
June 30, 2016
U.S. Treasury securities	$65,801	$(12)	$	NA	$	NA

December 31, 2015
U.S. Treasury securities	$605,457	$(673)	$	NA	$	NA

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. The Company did not hold any Level 2 or 3 investments as of June 30, 2016 or December 31, 2015 and did not transfer any investments between Levels 1, 2 and 3 during the six month period ended June 30, 2016.

The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of June 30, 2016
Short-term investments—U.S. Treasury securities	$416,857	$0	$0	$416,857
Long-term investments—U.S. Treasury securities	50,541	0	0	50,541

Total	$467,398	$0	$0	$467,398

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2015
Short-term investments—U.S. Treasury securities	$547,396	$0	$0	$547,396
Long-term investments—U.S. Treasury securities	63,060	0	0	63,060

Total	$610,456	$0	$0	$610,456

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$43,967	$50,501
Work in process	21,167	1,693
Finished goods	6,541	4,769

Total	$71,675	$56,963

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

7. Subsequent events

In July 2016, the Company established a second Long Term Incentive Plan, or the Second LTIP, which provides eligible employees with performance-based cash and restricted stock unit award incentives contingent upon the achievement of pre-determined regulatory milestones. The estimated value to be delivered in cash and restricted stock units under this plan at its inception was approximately $19.9 million. The Company will record compensation expense for the Second LTIP over the estimated service period for each milestone if the achievement of the milestone is considered probable in accordance with the provisions of ASC 450, Contingencies. At each reporting date, the Company will assess whether achievement of a milestone is considered probable, and if so, will record compensation expense for the Second LTIP based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures. The Company will recognize remaining compensation expense for the Second LTIP, if any, with respect to that milestone, through the end of the estimated service period.

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

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of targeted therapies for the treatment of cancer. Our marketed product ADCETRIS®, or brentuximab vedotin, is now approved by the United States Food and Drug Administration, or FDA, and the European Commission for three indications, encompassing several settings for the treatment of relapsed Hodgkin lymphoma and relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is commercially available in 65 countries around the world, including in the United States, Canada, members of the European Union and Japan. We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics retains commercial rights for ADCETRIS in the United States and its territories and in Canada, and Takeda has commercial rights in the rest of the world.

Beyond our current labeled indications, we and Takeda have a broad development strategy for ADCETRIS evaluating its therapeutic potential in earlier lines of therapy for patients with Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, including sALCL, and in other CD30-expressing malignancies. We and Takeda are currently conducting three phase 3 clinical trials of ADCETRIS: ALCANZA, ECHELON-1 and ECHELON-2, which are being conducted in relapsed CD30-expressing cutaneous T-cell lymphoma, or CTCL, frontline classical Hodgkin lymphoma, and frontline CD30-expressing MTCL, respectively. All of these trials are being conducted under Special Protocol Assessment, or SPA, agreements with the FDA and pursuant to scientific advice from the European Medicines Agency. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a Biologics License Application, or BLA, submission to the FDA if the trial achieves its primary endpoints. We expect to report data from the ALCANZA trial in the third quarter of 2016, from the ECHELON-1 trial in the 2017 through mid-2018 timeframe, and from the ECHELON-2 trial in the 2017 to 2018 timeframe.

In addition to our continued development of ADCETRIS, we are also advancing the development of SGN-CD33A, or vadastuximab talirine. A phase 3 clinical trial, called the CASCADE trial, was initiated in the second quarter of 2016 based on data from our ongoing phase 1 clinical trial. The CASCADE trial is evaluating SGN-CD33A in combination with hypomethylating agents, or HMAs, in previously untreated older acute myeloid leukemia, or AML, patients who are not candidates for intensive induction chemotherapy. We are also evaluating SGN-CD33A broadly across multiple lines of therapy in patients with myeloid malignancies, including in ongoing phase 1 and 2 clinical trials for newly diagnosed or relapsed AML patients and for previously untreated myelodysplastic syndrome, or MDS, patients.

Our clinical-stage pipeline also includes six other antibody-drug conjugate, or ADC, programs consisting of SGN-CD19A, or denintuzumab mafodotin, SGN-LIV1A, ASG-22ME or enfortumab vedotin, ASG-15ME, SGN-CD70A and SGN-CD19B, and an immuno-oncology agent called SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies, including SGN-CD123A and SGN-CD352A, two preclinical ADC product candidates that we expect to enter clinical trials during 2016.

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

Our ongoing research, development and commercial activities will require substantial amounts of capital and may not ultimately be successful. Over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization of ADCETRIS, and the continued development of ADCETRIS and SGN-CD33A. Our other product candidates are in relatively early stages of development; SGN-CD33A and our other product candidates will require significant further development, financial resources and personnel to pursue and obtain regulatory approval and develop into commercially viable products, if at all. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS and the research, continued development and manufacturing of our product candidates may require us to raise substantial amounts of additional capital and our operating expenses will fluctuate as a result of such activities. In addition, we may incur significant milestone payment obligations to certain of our licensors as our product candidates progress through clinical trials towards potential commercialization.

We recognize revenue from ADCETRIS product sales in the United States and Canada. Our future ADCETRIS product sales will be difficult to accurately predict from period to period. In this regard, our product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors. Such factors include the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, the overall level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS, and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers. Obtaining and maintaining appropriate coverage and reimbursement for ADCETRIS is increasingly challenging due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide, as well as increasing legislative and enforcement interest in the United States with respect to pharmaceutical drug pricing practices. We also believe that the level of our current ADCETRIS sales in the United States has been attributable to the incidence flow of patients eligible for treatment with ADCETRIS, which can vary significantly from period to period. Moreover, we believe that the incidence rate in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. In addition, we expect only modest sales growth in the near term as a result of the approval by the FDA in August 2015 of ADCETRIS for post-autologous hematopoietic stem cell transplantation, or auto-HSCT, consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression, subject to our ability to effectively commercialize ADCETRIS in this indication. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to continue to expand ADCETRIS’ labeled indications of use. Our efforts to continue to expand ADCETRIS’ labeled indications of use will continue to require additional time and investment in clinical trials to complete and may not be successful. Our ability to successfully commercialize ADCETRIS and to continue to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, negative or inconclusive results in our ALCANZA, ECHELON-1, and ECHELON-2 trials would negatively impact, or preclude altogether, our ability to obtain regulatory approval in the relapsed CTCL, frontline Hodgkin lymphoma, and frontline MTCL indications, respectively, any of which could limit our sales of, and the commercial potential of, ADCETRIS. In addition, the ECHELON-2 trial is a post-approval commitment trial for the ADCETRIS label in sALCL. We also expect that amounts earned from our collaboration agreements, including royalties, will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development, clinical and commercial success by our collaborators under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

For the six months ended June 30, 2016, total revenues increased to $206.6 million, compared to $159.3 million for the same period in 2015. This increase was driven primarily by increased royalty revenues and ADCETRIS net product sales. During the first quarter of 2016, royalty revenues included a one-time $20.0 million milestone payment triggered by Takeda exceeding $200 million in annual net sales of ADCETRIS in its territory during 2015. Net product sales of ADCETRIS were $124.9 million for the six months ended June 30, 2016, compared to $104.0 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, total costs and expenses increased to $261.0 million, compared to $228.6 million for the same period in 2015. This primarily reflects increased investment in ADCETRIS and SGN-CD33A, as well as investment in our growing pipeline of preclinical and clinical-stage programs. As of June 30, 2016, we had $659.5 million in cash equivalents and investments, and $668.5 million in total stockholders’ equity.

Results of operations

Three months and six months ended June 30, 2016 and 2015

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were as follows:

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Net product sales	$66,216	$55,095	20%	$124,864	$103,981	20%

The increase in net product sales for the three and six months ended June 30, 2016 over the comparable periods in 2015 primarily resulted from an increase in sales volume in the 2016 periods and, to a lesser extent, from the effect of price increases instituted since the 2015 periods. The increase in sales volume in 2016 was primarily driven by increased use of ADCETRIS across multiple lines of therapy for the treatment of Hodgkin lymphoma including the post-auto-HSCT consolidation indication and for treatment of other CD30-expressing malignancies. ADCETRIS received approval from the FDA in 2011 for the treatment of patients with classical Hodgkin lymphoma after failure of auto-HSCT or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not auto-HSCT candidates, and for the treatment of patients with sALCL, after failure of at least one prior multi-agent chemotherapy regimen. In August 2015, ADCETRIS was approved by the FDA for the treatment of patients with classical Hodgkin lymphoma at high risk of relapse or progression as post-auto-HSCT consolidation.

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

We sell ADCETRIS through a limited number of pharmaceutical distributors. Customers order ADCETRIS through these distributors and we typically ship product directly to the customer. We record product sales when title and risk of loss pass, which generally occurs upon delivery of the product to the customer. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. These are generally referred to as gross-to- net deductions. Accruals are established for these deductions and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales deductions are based on our estimates that consider payer mix in target markets and our experience to date. These estimates involve a substantial degree of judgment.

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

Gross-to-net deductions, net of related payments and credits, are summarized as follows (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2015	$7,111	$2,359	$9,470
Provision related to current period sales	33,091	3,022	36,113
Adjustment for prior period sales	(506)	(31)	(537)
Payments/credits for current period sales	(27,178)	(2,001)	(29,179)
Payments/credits for prior period sales	(3,867)	(809)	(4,676)

Balance as of June 30, 2016	$8,651	$2,540	$11,191

Mandatory government discounts are the most significant component of our total gross to net deductions and the discount percentage has been increasing. These discount percentages increased during the three and six months ended June 30, 2016 over the comparable periods in 2015 as a result of price increases we instituted that exceeded the rate of inflation, and to a lesser extent, as a result of an increase in sales eligible for government mandated rebates or chargebacks. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors.

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

Development milestones in our collaborations may include the following types of events:

•	Designation of a product candidate or initiation of preclinical studies. Our collaborators must undertake significant pre- clinical research and studies to make a determination of the suitability of a product candidate and the time from those studies or designation to initiation of a clinical trial may take several years.

•	Initiation of a phase 1 clinical trial. Generally, phase 1 clinical trials may take one to two years to complete.

•	Initiation of a phase 2 clinical trial. Generally, phase 2 clinical trials may take one to three years to complete.

•	Initiation of a phase 3 clinical trial. Generally, phase 3 clinical trials may take two to six years to complete.

Regulatory milestones in our collaborations may include the following types of events:

•	Filing of regulatory applications for marketing approval such as a BLA in the United States or a Marketing Authorization Application in Europe. Generally, it may take up to twelve months to prepare and submit regulatory filings.

•	Receiving marketing approval in a major market, such as in the United States, Europe, Japan or other significant countries. Generally it may take up to three years after a marketing application is submitted to obtain approval for marketing and pricing from the applicable regulatory agency.

Commercialization milestones in our collaborations may include the following types of events:

•	First commercial sale in a particular market, such as in the United States, Europe, Japan or other significant countries.

•	Product sales in excess of a pre-specified threshold. The amount of time to achieve this type of milestone depends on several factors, including, but not limited to, the dollar amount of the threshold, the pricing of the product, market penetration of the product and the rate at which customers begin using the product.

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

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended June 30,			Six months ended June 30,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2016	2015	% Change	2016	2015	% Change
Takeda	$9,556	$1,670	472%	$22,442	$6,563	242%
AbbVie	6,289	6,899	(9%)	10,494	17,849	(41%	)
Genentech	926	1,710	(46%)	2,331	3,255	(28%	)
Bayer	0	2,000	(100%)	251	2,001	(87%	)
Other	3,227	2,107	53%	4,656	6,939	(33%	)

Total	$19,998	$14,386	39%	$40,174	$36,607	10%

Collaboration revenues earned under our ADCETRIS and ADC collaborations with Takeda increased during the three and six months ended June 30, 2016 from the comparable periods in 2015, primarily driven by an increase in development cost reimbursement funding under the ADCETRIS collaboration. The higher reimbursement primarily reflects a decrease in clinical trial costs related to activity performed by Takeda as the ALCANZA and ECHELON-1 studies advanced, and an increase in drug product supply activities to Takeda.

Changes in revenues recognized from our AbbVie, Bayer and other collaboration agreements, which include our ADC collaborations and our co-development collaborations, reflect the timing of development milestones and licensing fees.

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

As of June 30, 2016, future potential milestone payments to us under the ADCETRIS collaboration could total approximately $165 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $118 million relates to the achievement of regulatory milestones and up to approximately $40 million relates to the achievement of a commercial milestone. To date, $70 million in milestones have been achieved as a result of regulatory and commercial progress by Takeda.

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

As of June 30, 2016, our ADC collaborations and co-development agreements had generated more than $325 million, primarily in the form of upfront payments. Total milestone payments to us under our current ADC collaboration and co-development agreements could total up to approximately $4.1 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.7 billion relates to the achievement of development milestones, approximately $1.6 billion relates to the achievement of regulatory milestones and approximately $1.8 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our collaborators. In addition, most of our current ADC collaborations are at early stages of development. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result in a collaborator abandoning or delaying development of its product candidates. As such, the milestone payments associated with our ADC collaborations and co-development agreements involve a substantial degree of risk and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above and it is possible that we may never receive any significant milestone payments under these agreements.

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

We and Unum would co-commercialize any successfully developed product candidates and share any profits 50/50 on any co- developed programs in the United States. We retain exclusive commercial rights outside of the United States, paying Unum a royalty that is a high single digit to mid-teens percentage of ex-U.S. sales, if any. The potential future licensing and progress-dependent milestone payments to Unum under the collaboration may total up to $615 million across all three ACTR programs, payment of which is triggered by the achievement of development, regulatory and commercial milestones.

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

Our royalty revenues and cost of royalty revenues were as follows ($ in thousands):

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Royalty revenues	$9,188	$7,615	21%	$41,519	$18,665	122%

Cost of royalty revenues	$3,107	$2,639	18%	$6,722	$5,813	16%

Royalty revenues for the three months ended June 30, 2016 increased from the comparable period in 2015 as a result of an increase in sales volumes following regulatory approvals of ADCETRIS in additional countries. Royalty revenues for the six months ended June 30, 2016 increased from the comparable period in 2015 primarily as a result of a one-time $20.0 million milestone payment in the first quarter of 2016 triggered by Takeda’s achieving more than $200 million in annual net sales of ADCETRIS in its territory, and to a lesser extent, an increase in sales volumes following regulatory approvals of ADCETRIS in additional countries.

Cost of royalty revenues fluctuates based on the amount of net sales of ADCETRIS by Takeda in its territories. The increases in cost of royalty revenues for the three and six months ended June 30, 2016 as compared to the 2015 periods reflect the increase in sales volumes by Takeda in its territory. We expect that royalty revenues and cost of royalties will increase in 2016 as compared to 2015, primarily as a result of increased commercialization efforts by Takeda in its territory.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs, and distribution and other costs.

	Three months ended June 30,			Six months ended June 30,
Cost of sales ($ in thousands)	2016	2015	% Change	2016	2015	% Change
Cost of sales	$6,901	$5,940	16%	$12,845	$11,150	15%

Cost of sales increased during the three and six month periods ended June 30, 2016 as compared to the same periods in 2015 primarily due to increased sales volumes. We expect cost of sales to increase in 2016, primarily due to anticipated increases in sales volumes.

Research and development

Our research and development expenses are summarized as follows:

	Three months ended June 30,			Six months ended June 30,
Research and development ($ in thousands)	2016	2015	% Change	2016	2015	% Change
Research	$15,619	$37,541	(58%)	$30,859	$49,473	(38%)
Development and contract manufacturing	31,608	20,056	58%	66,966	43,405	54%
Clinical	38,327	28,140	36%	80,600	56,254	43%

Total research and development expenses	$85,554	$85,737	(0%)	$178,425	$149,132	20%

(1)	The cost of pharmacology and toxicology studies from the 2015 periods have been reclassified from Clinical to Research to conform to our fiscal 2016 classification in the above table.

Research expenses include personnel, occupancy and laboratory expenses, technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies, and the development of novel classes of stable linkers and cell-killing agents for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies, and investigational new drug, or IND-enabling pharmacology and toxicology studies. The decrease in research expenses during the three and six months ended June 30, 2016 as compared to the same periods in 2015 is primarily the result of a $25.0 million technology access fee related to the initiation of our collaboration agreement with Unum in June of 2015, offset partially by increased cost reimbursements to collaborators under our agreements with Astellas and Unum, and to a lesser extent by technology access fees as we advanced product candidates in our pipeline.

Development and contract manufacturing expenses include personnel and occupancy expenses, external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase in development and contract manufacturing expenses during the three and six months ended June 30, 2016 as compared to the same periods in 2015 primarily reflects increased drug product supplied to Takeda, and to a lesser extent, increases in staffing and other costs to support our growing pipeline of product candidates.

Clinical expenses include personnel, travel, occupancy costs, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase in clinical expenses during the three and six months ended June 30, 2016 as compared to the same periods in 2015 reflects increased clinical trial activity related to our product candidates, primarily ADCETRIS and SGN-CD33A, and to a lesser extent, related increases in staffing.

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

	Three months ended June 30,		Six months ended June 30,		Five years ended June 30, 2016
Development program ($ in thousands)	2016	2015	2016	2015
ADCETRIS (brentuximab vedotin)	$14,613	$9,351	$36,778	$22,979	$276,909
SGN-CD33A (vadastuximab talirine)	10,926	2,927	22,006	5,542	60,721
Other clinical stage programs	8,704	4,221	13,823	10,329	111,253

Total third party costs	34,243	16,499	72,607	38,850	448,883
Other costs and overhead	51,311	69,238	105,818	110,282	725,057

Total research and development	$85,554	$85,737	$178,425	$149,132	$1,173,940

Third-party costs for ADCETRIS increased during the three and six months ended June 30, 2016 from the comparable periods in 2015 primarily as a result of an increase in drug product supplied to Takeda, and to a lesser extent, an increase in costs related to clinical trials as we evaluate the use of ADCETRIS in other lines of therapy.

Third-party costs for SGN-CD33A increased during the three and six months ended June 30, 2016 from the comparable periods in 2015 primarily due to an increase in clinical trial and drug resupply costs as we initiated additional phase 1/2 studies earlier in 2016 and incurred costs related to the CASCADE trial, which began enrolling patients in the second quarter of 2016.

The increase in third-party costs of our other clinical stage programs during the three and six months ended June 30, 2016 from the comparable periods in 2015 reflects the continued investment in our other pipeline products, which are primarily in phase 1 clinical trials.

Other costs and overhead include third-party costs of our other preclinical programs and costs associated with personnel and facilities. These costs decreased during the three and six months ended June 30, 2016 from the comparable periods in 2015 primarily as a result of a $25.0 million technology access fee related to the initiation of our collaboration agreement with Unum incurred in the second quarter of 2015, offset partially by development activities to expand our product pipeline, including increases in staffing levels and the expansion of our facilities to accommodate our growth.

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

We anticipate that our total research and development expenses in 2016 will increase compared to 2015 due to increased clinical trial expenses for ADCETRIS related to studies to evaluate other potential uses of ADCETRIS, one of which is a required post- approval confirmatory study, and as a result of increased clinical trial expenses and other amounts incurred to continue the development of our product candidates, primarily SGN-CD33A and SGN-CD19A. Certain ADCETRIS development activities, including some clinical studies, will be conducted by Takeda, the costs of which are not reflected in our research and development expenses. Because of these and other factors, expenses will fluctuate based upon many factors, including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial.

The risks and uncertainties associated with our research and development projects are discussed more fully in Part II, Item 1A— Risk Factors. As a result of the uncertainties discussed above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of ADCETRIS in any additional approved indications or of any of our product candidates.

Selling, general and administrative

	Three months ended June 30,			Six months ended June 30,
Selling, general and administrative ($ in thousands)	2016	2015	% Change	2016	2015	% Change
Selling, general and administrative	$33,282	$30,343	10%	$63,029	$62,464	1%

Selling, general and administrative expenses increased during the three and six months ended June 30, 2016 from the comparable periods in 2015 primarily due to increases in staffing levels, offset by decreases in legal expenses as certain legal matters were settled in 2015.

We anticipate that selling, general and administrative expenses will increase in 2016 compared to 2015 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations.

Investment income

	Three months ended June 30,			Six months ended June 30,
Investment income ($ in thousands)	2016	2015	% Change	2016	2015	% Change
Investment income	$699	$61	1046%	$1,243	$114	990%

Investment income reflects amounts earned on our investments in U.S. Treasury securities. Investment income increased during the three and six months ended June 30, 2016 from the comparable periods in 2015 due to higher average balances of investment following our public offering in September 2015, which resulted in net proceeds to us of approximately $526.6 million.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	June 30, 2016	December 31, 2015
Cash, cash equivalents and investments	$659,486	$712,711
Working capital	622,868	636,793
Stockholders’ equity	668,524	685,911

	Six months ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$(50,328)	$(73,688)
Investing activities	129,663	75,411
Financing activities	10,498	20,363

Our combined cash, cash equivalents and investment securities decreased during the six months ended June 30, 2016 from the balance at December 31, 2015, primarily reflecting our net loss for the period.

The change in net cash used in operating activities is primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable. The change in cash provided by investing activities primarily reflects differences between the proceeds received from sale and maturity of our investments and amounts reinvested. Net cash provided by financing activities resulted from the proceeds of stock option exercises and our employee stock purchase plan.

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

Our cash, cash equivalents and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of June 30, 2016, we had $608.9 million held in cash reserves or investments scheduled to mature within the next twelve months.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, FASB issued an Accounting Standards Update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date sof ASU 2014-09 to our fiscal year beginning January 1, 2018. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including “ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations”, “ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, and “ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.” We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

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

In June 2016, FASB issued an Accounting Standard Update entitled “ASU 2016-13, Financial Instruments: Credit Losses”. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date, and to change how other than temporary impairments on investments securities are recorded. The standard will become effective for us beginning on January 1, 2020 with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not have any derivative financial instruments in our investment portfolio. We currently have holdings in U.S. Treasury securities. A summary of our investment securities follows (in thousands):

	June 30, 2016	December 31, 2015
Short-term investments	$416,857	$547,396
Long-term investments	50,541	63,060

Total	$467,398	$610,456

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $2.7 million in the fair value of our investments as of June 30, 2016. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.3 million over the next twelve months based on our investment balance at June 30, 2016.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the six months ended June 30, 2016, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Takeda are derived from its sales of ADCETRIS in multiple countries and in multiple currencies that are converted into U.S. dollars for purposes of determining the royalty owed to us. Our primary exposure is to fluctuations in the Euro, British Pound, Canadian Dollar and Swiss Franc. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our near-term prospects are substantially dependent on ADCETRIS. If we and/or Takeda are unable to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and to continue to expand its labeled indications of use, our ability to generate significant revenue or potentially achieve profitability will be adversely affected.

ADCETRIS®, or brentuximab vedotin, is now approved by the United States Food and Drug Administration, or FDA, for three indications, encompassing several settings for the treatment of relapsed Hodgkin lymphoma and relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is our only product approved for marketing and our ability to generate revenue from product sales and potentially achieve profitability is substantially dependent on our continued ability to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and our ability to continue to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

•	we may not be able to obtain and maintain regulatory approvals to market ADCETRIS for any additional indications, including for frontline Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, or to otherwise continue to expand its labeled indications of use;

•	negative or inconclusive results in our ALCANZA, ECHELON-1, and ECHELON-2 phase 3 trials would negatively impact, or preclude altogether, our ability to obtain regulatory approval and commercialize ADCETRIS in the relapsed cutaneous T-cell lymphoma, or CTCL, frontline Hodgkin lymphoma and frontline MTCL indications, respectively, any of which could limit our sales of, and the commercial potential of, ADCETRIS;

•	results from our required post-approval study, the ECHELON-2 trial, may fail to verify the clinical benefit of ADCETRIS in relapsed sALCL, which could result in the withdrawal of approval of ADCETRIS in the relapsed sALCL indication and which could negatively impact our potential future product sales for the relapsed sALCL indication;

•	new competitive therapies, including immuno-oncology agents such as PD-1 inhibitors (e.g., nivolumab and pembrolizumab) and PDL-1 inhibitors, have been approved by regulatory authorities (as in the case of nivolumab) or may be submitted in the near term to regulatory authorities for approval in ADCETRIS’ labeled indications in relapsed Hodgkin lymphoma, and these competitive products could negatively impact our commercial sales of ADCETRIS;

•	our commercial sales of ADCETRIS could be lower than our projections due to a lower market penetration rate, increased competition for alternative products or a shorter duration of therapy in patients in ADCETRIS’ approved indications;

•	we may be unable to effectively commercialize ADCETRIS in any new indications for which we receive marketing approval, including in the most recently-approved indication for post-autologous hematopoietic stem cell transplantation, or auto-HSCT, consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression;

•	there may be additional changes to the label for ADCETRIS, including ADCETRIS’ boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from our required post-approval study, or as the result of adverse events observed in that study or in other studies, including in the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission or in investigator-sponsored studies;

•	we may not be able to establish or demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages over and side effects compared to existing and future therapeutics;

•	physicians may be reluctant to prescribe ADCETRIS until results from our required post-approval study is available or other long term efficacy and safety data exist;

•	the estimated incidence rate of new patients in ADCETRIS’ approved indications may be lower than our projections;

•	there may be adverse results or events reported in any of the clinical trials that we and/or Takeda are conducting or may in the future conduct for ADCETRIS;

•	we may be unable to continue to effectively market, sell and distribute ADCETRIS;

•	ADCETRIS may receive adverse reimbursement and coverage policies from government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or may be subject to pricing pressures enacted by industry organizations or state and federal governments, including as a result of increased scrutiny over drug-pricing strategies by pharmaceutical companies or otherwise;

•	the relative price of ADCETRIS may be higher than alternative treatment options;

•	there may be changed or increased regulatory restrictions;

•	we may not have adequate financial or other resources to effectively commercialize ADCETRIS; and

•	we may not be able to obtain adequate commercial supplies of ADCETRIS to meet demand or at an acceptable cost.

In December 2009, we entered into an agreement with Takeda to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Takeda has commercial rights in the rest of the world. The success of this collaboration and the activities of Takeda will significantly impact the commercialization of ADCETRIS in countries other than the United States and in Canada. In October 2012, Takeda announced that it had received conditional marketing authorization for ADCETRIS from the European Commission for patients with relapsed Hodgkin lymphoma or relapsed sALCL, and has since obtained marketing approvals for ADCETRIS in many other countries. Conditional marketing authorization by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. In July 2016, Takeda announced that it had received marketing authorization for ADCETRIS from the European Commission for the treatment of adult patients with CD30 positive Hodgkin lymphoma at increased risk of relapse or progression following autologous stem cell transplant. We cannot control the amount and timing of resources that Takeda dedicates to the commercialization of ADCETRIS, or to its marketing and distribution, and our ability to generate revenues from ADCETRIS product sales by Takeda depends on Takeda’s ability to achieve market acceptance of, and to otherwise effectively market, ADCETRIS for its approved indications in its territory.

We believe that the level of our ongoing ADCETRIS sales in the United States is largely attributable to the incidence flow of patients eligible for treatment with ADCETRIS. We also believe that the incidence rate of new patients in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. In addition, we expect only modest sales growth in the near term as a result of the approval by the FDA in August 2015 of ADCETRIS for post-auto-HSCT consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression, subject to our ability to effectively commercialize ADCETRIS in this indication. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to continue to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and MTCL, including sALCL, and in a range of CD30-expressing hematologic malignancies, including relapsed CTCL. This will continue to require additional time and investment in clinical trials and there can be no assurance that we and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications. In particular, negative or inconclusive results in our ALCANZA, ECHELON-1, and ECHELON-2 trials would negatively impact, or preclude altogether, our ability to obtain regulatory approval in the relapsed CTCL, frontline Hodgkin lymphoma, and frontline MTCL, indications, respectively, any of which could limit our sales of, and the commercial potential of, ADCETRIS. In addition, while ADCETRIS product sales grew from 2013 to 2014 and from 2014 to 2015, and our future plans assume that sales of ADCETRIS will increase, we cannot assure you that, even with the August 2015 expansion to the prescribing label for ADCETRIS, which now includes post-auto-HSCT consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression, we can maintain sales of ADCETRIS at or near current levels, or that ADCETRIS sales will continue to grow. We and Takeda have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop and obtain regulatory approval for a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-expressing malignancies in a timely manner or at all. Even if we and Takeda receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Takeda may not be able to effectively commercialize ADCETRIS, including for the reasons set forth above. Our ability to grow ADCETRIS product sales in future periods is also dependent on price increases and we periodically increase the price of ADCETRIS. Price increases on ADCETRIS and negative publicity regarding drug pricing and price increases generally, whether on ADCETRIS or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, ADCETRIS. In any event, we cannot assure you that price increases we have taken or may take in the future will not in the future negatively affect ADCETRIS sales.

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

In addition, from time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will also depend on development funding and the achievement of development and clinical milestones under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into new collaboration and license agreements. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next. Further, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, the magnitude of the expense that we must recognize may vary significantly. Additionally, we have implemented long-term incentive plans for our employees, and the incentives provided under these plans are contingent upon the achievement of certain regulatory milestones. Costs of performance-based compensation under our long-term incentive plans are not recorded as an expense until the achievement of the applicable milestones is deemed probable of being met, which may result in large fluctuations to the expense we must recognize in any particular period.

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

Adverse events may negatively impact the sales of ADCETRIS. We may be required to further update the ADCETRIS prescribing information, including boxed warnings, based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, which could adversely affect ADCETRIS’ acceptance in the market, make competition easier or make it more difficult or expensive for us to distribute ADCETRIS. For example, the prescribing information for ADCETRIS includes pancreatitis, impaired hepatic function, impaired renal function, pulmonary toxicity, and gastrointestinal complications as known adverse events as well as a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy, or PML, and death can occur in patients receiving ADCETRIS. Further, based on the identification of future adverse events, we may be required to further revise the prescribing information, including ADCETRIS’ boxed warning, which could negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market.

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

We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. We are also conducting multiple clinical trials for our product candidate SGN-CD33A, including a recently initiated phase 3 clinical trial, called the CASCADE trial, that is designed to evaluate SGN-CD33A in combination with hypomethylating agents, or HMAs, in previously untreated older acute myeloid leukemia, or AML, patients. We initiated the CASCADE trial based on encouraging interim data presented at the December 2015 American Society of Hematology annual meeting from a cohort of a phase 1 trial that evaluated SGN-CD33A in combination with HMAs. While the interim phase 1 data may be promising, SGN-CD33A has never been evaluated in a phase 3 trial and we cannot be certain that the design of, or data collected from, the CASCADE trial will be adequate to demonstrate the safety and efficacy of SGN-CD33A for the treatment of patients with AML, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. For example, the ECHELON-1 and ECHELON-2 trials are designed to continue until a specified number of events designated for each trial have occurred (i.e. progressions or deaths). If events do not occur at the rate which was anticipated in one or both of these trials, the final data analysis could be delayed beyond the predicted ranges or we may choose to complete the trial with fewer events than planned, which would impact the power of the trial based on the original statistical analysis plan. We may also undertake additional discussions with regulatory authorities or amend the protocol, and we cannot predict the outcome of those discussions or whether we would be able to reach agreement with the regulatory authorities. Should this situation occur, there could be a delay in our ability to obtain data from the trial or impact the ability of the trial to support approval of ADCETRIS for the specific indication studied in the trial. Additionally, patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Many of our future and ongoing ADCETRIS clinical trials are being or will be coordinated with Takeda, which may delay the commencement or affect the continuation or completion of these trials. From time to time, we have experienced enrollment-related delays in clinical trials and we will likely continue to experience similar delays in our current and future trials. We depend on medical institutions and clinical research organizations, or CROs, to conduct some of our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, including unexpected adverse events that may occur when our product candidates are combined with other therapies. Clinical trial results are also frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive clinical trial results could adversely affect our ability to market ADCETRIS or expand into other indications. In particular, negative or inconclusive results in our ALCANZA, ECHELON-1, and ECHELON-2 trials would negatively impact or preclude altogether, our ability to obtain regulatory approval in the relapsed CTCL, frontline Hodgkin lymphoma, and frontline MTCL indications, respectively, any of which could limit our sales of, and the commercial potential of, ADCETRIS. Adverse medical events, including patient fatalities that may be attributable to ADCETRIS during a clinical trial, could cause a trial to be redone or terminated. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

New competitive therapies, including immuno-oncology agents such as PD-1 inhibitors (e.g., nivolumab and pembrolizumab) and PDL-1 inhibitors, have been approved by regulatory authorities (as in the case of nivolumab) or may be submitted in the near term to regulatory authorities for approval in ADCETRIS’ labeled indications in relapsed Hodgkin lymphoma, and these competitive products could negatively impact our commercial sales of ADCETRIS. In addition to the PD-1 and PDL-1 inhibitors, compelling data have been presented involving several developing technologies, including novel cell-based therapies such as CAR modified T-cell therapies, and we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib, Takeda’s alistertib, AbbVie’s ibrutinib, and Gilead’s idelalisib, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ three approved indications, including auto-HSCT, combination chemotherapy, and other therapeutic regimens, all of which represent competition for ADCETRIS.

With respect to our SGN-CD33A product candidate, the FDA granted breakthrough therapy designation for AbbVie’s venetoclax in January 2016 for use in combination with HMAs in treatment-naïve patients with AML who are not eligible for standard high-dose induction treatment. If approved, venetoclax could be competitive with SGN-CD33A.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of many pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibody therapy or that are otherwise developing various approaches to cancer and autoimmune disease therapy. Some of these competitors have successfully commercialized antibody products or are developing or testing product candidates that do or may in the future compete directly with our product candidates. For example, we believe that companies including AbbVie, Affimed, Agios, Amgen, Bayer, Biogen, Bristol-Myers Squibb, Celgene, Eisai, Genentech, Gilead, GSK, ImmunoGen, Infinity, Karyopharm, Merck, MEI Pharma, Novartis, Pfizer, Sanofi-Aventis, Takeda, Teva, and Xencor are developing and/or marketing products or technologies that may compete with ours, and some of these companies, including AstraZeneca, Bristol-Myers Squibb, CytomX, Genentech, ImmunoGen, Mersana, Roche and Pfizer, have ADC technology. Other potential competitors include large, fully integrated pharmaceutical companies and more established biotechnology companies that have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Also, academic institutions, government agencies and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and marketing. It is possible that these competitors will succeed in developing technologies that are more effective than ADCETRIS, SGN-CD33A or our other product candidates or that would render our technology obsolete or noncompetitive. We anticipate that we will face increased competition in the future as new companies enter our market and scientific developments surrounding other cancer therapies continue to accelerate.

ADCETRIS and our product candidates may face competition from biosimilars, which may have an adverse impact on future sales.

In the United States, the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar” or “biosimilar” to or “interchangeable” with an FDA-approved biological product. This pathway allows competitors to reference the FDA’s prior approvals regarding innovative biological products and data submitted with a BLA to obtain approval of a biosimilar application 12 years after the time of approval of the innovative biological product. The 12-year exclusivity period runs from the initial approval of the innovator product and not from approval of a new indication. In addition, the 12-year exclusivity period does not prevent another company from independently developing a product that is highly similar to the innovative product, generating all the data necessary for a full BLA and seeking approval. Exclusivity only assures that another company cannot rely on the FDA’s prior approvals in approving a BLA for an innovator’s biological product to support the biosimilar product’s approval. Further, under the FDA’s current interpretation, it is possible that a biosimilar applicant could obtain approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for other indications.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. The FDA approved the first biosimilar product in the United States in May 2015. In the European Union, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued since 2005. We are aware of many pharmaceutical and biotechnology and other companies that are actively engaged in research and development of biosimilars or interchangeable products. It is possible that these competitors will succeed in developing a biosimilar or interchangeable product for ADCETRIS, SGN-CD33A or our other product candidates. We anticipate that we will face increased biosimilar competition in the future as new companies enter our market and scientific developments surrounding other cancer therapies continue to accelerate. We cannot predict to what extent the entry of biosimilars or other competing products will impact future sales of ADCETRIS, SGN-CD33A or our other product candidates.

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

The federal Anti-Kickback Statute prohibits persons and entities from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Additionally, PPACA amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti- Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs.

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

In addition, we anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for ADCETRIS or any future approved product, which may harm our business. For example, increased discounts, rebates or chargebacks may be mandated by governmental or private insurers or fee caps and pricing pressures enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our products, including ADCETRIS. In addition, drug- pricing strategies by pharmaceutical companies have recently come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect further federal and state proposals and healthcare reforms to continue to be proposed to curb healthcare costs and to the lower the price of prescription drugs, which could limit the prices that can be charged for ADCETRIS or any future approved products, and may limit our commercial opportunity and/or negatively impact revenues from sales of ADCETRIS or any such future approved products. For example, in March 2016, the Centers for Medicare and Medicaid Services, or

CMS, proposed to conduct a demonstration project that would reduce the Medicare payment rates for most Part B drugs for approximately half of the country. CMS indicated that it intends to implement this model in 2016, which could negatively impact revenue from sales of ADCETRIS.

Also, price increases on ADCETRIS and negative publicity regarding drug pricing and price increases generally, whether on ADCETRIS or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, ADCETRIS. In addition, although ADCETRIS is approved in the European Union, Japan and other countries outside of the United States, government austerity measures or further healthcare reform measures and pricing pressures in other countries could adversely affect demand and pricing for ADCETRIS, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda.

Other legislative changes have also been proposed and adopted since PPACA was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, legislation has been proposed to shorten the period of biologic data and market exclusivity granted by the FDA. If such legislation is enacted, we may face competition from biosimilars of ADCETRIS or any future approved products earlier than otherwise would have occurred.

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

Our current product candidates are in various stages of clinical development, and it is possible that none of these product candidates will ever become commercial products.

Our current product candidates are in various stages of clinical development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. We recently initiated a phase 3 clinical trial, called the CASCADE trial, that is designed to evaluate SGN-CD33A in combination with HMAs in previously untreated older AML patients. While the interim phase 1 data may be promising, SGN-CD33A has never been evaluated in a phase 3 clinical trial and we cannot be certain that the design of, or data collected from, the CASCADE trial will be adequate to demonstrate the safety and efficacy of SGN-CD33A for the treatment of patients with AML, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. Currently, our other clinical-stage product candidates, which are in relatively early stages of development, include six ADC programs, which consist of SGN-CD19A, SGN-LIV1A, SGN-CD70A, SGN-CD19B, ASG-22ME, and ASG-15ME and SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology. If a product candidate fails at any stage of development or we otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. Moreover, we still have only limited data from our phase 1 trials of our product candidates. As a result, we may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates and it is possible that none of our current product candidates will ever become commercial products. In addition, we expect that much of our effort and many of our expenditures over the next few years will be devoted to the additional clinical development of and commercialization activities associated with ADCETRIS, which may restrict or delay our ability to develop our clinical and preclinical product candidates.

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

During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. For example, on June 23, 2016, the electorate in the U.K. voted in favor of leaving the European Union (commonly referred to as “Brexit”). The withdrawal of the U.K. from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. No announcement has been made by the U.K. government as to when it intends to deliver any notice of withdrawal. It is likely that the withdrawal of the U.K. from the European Union will involve a process of lengthy negotiations between the U.K and European Union member states to determine the future terms of the U.K.’s relationship with the European Union. This could lead to a period of considerable uncertainty, particularly in relation to global financial markets which in turn could adversely affect our ability to raise additional capital. In any event, in the event of adverse capital and credit market conditions, we may not be able to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects.

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

If we are unable to enforce our intellectual property rights or if we fail to sustain and further build our intellectual property rights, we may not be able to successfully commercialize ADCETRIS or future products and competitors may be able to develop competing therapies.

Our success depends, in part, on obtaining and maintaining patent protection and successfully enforcing these patents and defending them against third-party challenges in the United States and other countries. We own multiple U.S. and foreign patents and pending patent applications for our technologies. We also have rights to issued U.S. patents, patent applications, and their foreign counterparts, relating to our monoclonal antibody, linker and drug-based technologies. Our rights to these patents and patent applications are derived in part from worldwide licenses from third parties. In addition, we have licensed certain of our U.S. and foreign patents and patent applications to third parties.

The standards that the U.S. Patent and Trademark Office and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our products. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. For example, the U.S. Supreme Court has recently modified some legal standards applied by the U.S. Patent and Trademark Office in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. In addition, changes to the U.S. patent system have come into force under the Leahy-Smith America Invents Act, or the America Invents Act, including changes from a “first-to-invent” system to a “first to file” system, changes to examination of U.S. patent applications and changes to the processes for challenging issued patents. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and post-grant review and covered business methods. These proceedings are conducted before the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, the America Invents Act and any other potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We may face potential lawsuits by companies, academic institutions or others alleging infringement of their intellectual property. Because patent applications can take a few years to publish, there may be currently pending applications of which we are unaware that may later result in issued patents that adversely affect the continued commercialization of ADCETRIS or future commercialization of our product candidates in development. In addition, we are monitoring the progress of multiple pending patent applications of other organizations that, if granted, may require us to license or challenge their enforceability in order to continue commercializing ADCETRIS or to commercialize our product candidates that may be approved for commercial sale. As a result of the patent infringement lawsuits that have been filed or may be filed against us in the future by third parties alleging infringement by us of patent or other intellectual property rights, we may be required to pay substantial damages, including lost profits, royalties, treble damages, attorneys’ fees and costs, for past infringement if it is ultimately determined that our products infringe a third party’s intellectual property rights. Even if infringement claims against us are without merit, the results may be unpredictable. In addition, defending lawsuits takes significant time, may be expensive and may divert management’s attention from other business concerns. Further, we may be stopped from developing, manufacturing or selling our products until we obtain a license from the owner of the relevant technology or other intellectual property rights, or be forced to undertake costly design-arounds, if feasible. If such a license is available at all, it may require us to pay substantial royalties or other fees.

We are or may be from time to time involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, USPTO interference, IPR, post-grant review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the United States and elsewhere. In addition, if we choose to go to court to stop a third party from infringing our patents, that third party has the right to ask the court to rule that these patents are invalid, not infringed and/or should not be enforced. Under the America Invents Act, a third party may also have the option to challenge the validity of certain patents at the PTAB, whether they are accused of infringing our patents or not, and certain entities associated with hedge funds, companies and other entities have challenged valuable pharmaceutical patents through the IPR process. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, there is a risk that a court will decide that these patents are not valid or not infringed or otherwise not enforceable, or that the PTAB will decide that certain patents are not valid or should have a shorter term, and that we do not have the right to stop a third party from using the patented subject matter. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. Furthermore, if such challenges to our rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing potential products, which could adversely affect our business and results of operations. In addition, we may challenge the patent or other intellectual property rights of third parties and if we are unsuccessful in actions we bring against the rights of such parties, through litigation or otherwise, and it is determined that we infringe the intellectual property rights of such parties, we may be prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those rights or develop or obtain alternative technologies, any of which could harm our business.

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

For example, since a significant proportion of the regulatory framework in the U.K. is derived from European Union directives and regulations, Brexit could materially change the regulatory regime applicable to our operations and those of our collaborators, including with respect to marketing authorizations for ADCETRIS and our product candidates. We may also face new regulatory costs and challenges as result of Brexit that could have a material adverse effect on our operations. Depending on the terms of Brexit, the U.K. could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business in Europe more difficult. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our ability to conduct operations in Europe.

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

We rely on information technology systems to keep financial records, maintain laboratory, patient and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses. If we were to experience a prolonged system disruption in the information technology systems, it could result in the delay of development of our product candidates or the coordination of our sales activities, which could adversely affect our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back- ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe.

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

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the second quarter of 2016, our closing stock price fluctuated between $32.95 and $43.78 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union, Japan and other countries in which Takeda has received approval by relevant regulatory authorities;

•	announcements regarding the results of discovery efforts and preclinical, clinical and commercial activities by us, or those of our competitors;

•	announcements of FDA or foreign regulatory approval or non-approval of ADCETRIS, or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process;

•	announcements regarding the results of the clinical trials we and/or Takeda are conducting or may in the future conduct for ADCETRIS, including our ALCANZA, ECHELON-1 and ECHELON-2 phase 3 trials;

•	announcements regarding, or negative publicity concerning, adverse events associated with the use of ADCETRIS;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•	termination of or changes in our existing collaborations or licensing arrangements, especially our ADCETRIS collaboration with Takeda or establishment of new collaborations or licensing arrangements;

•	our entry into material strategic transactions including licensing or acquisition of products, businesses or technologies;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our raising of additional capital when we need it and the terms upon which we may raise any additional capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.

The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of Brexit, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the trading price of our common stock. In the past, class action or derivative litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources, which could result in delays of our clinical trials or our development and commercialization efforts.

Substantial future sales of shares of our common stock or equity-related securities could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of July 20, 2016, we had 140,516,451 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity- related securities, including convertible debt, to meet our capital needs, including in connection with funding acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us, collectively beneficially owned approximately 31% of our common stock as of July 20, 2016. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, we would be obligated to effect such registration. Our registration obligations under this registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities, by exercising these registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Our existing stockholders have significant control of our management and affairs.

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 66.8% of our voting power as of July 20, 2016. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6. Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015

10.1+†	Letter Agreement Regarding Royalty between the University of Miami and Seattle Genetics, Inc. dated April 11, 2016	—	—	—	—

10.2*+	Seattle Genetics, Inc. Long Term Incentive Plan for ECHELON-1	—	—	—	—

10.3*+	Form of Stock Option Agreement for Long Term Incentive Plan for ECHELON-1 under the Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan	—	—	—	—

10.4*+	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan, effective as of May 20, 2016.	—	—	—	—

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 26, 2016

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015

10.1+†	Letter Agreement Regarding Royalty between the University of Miami and Seattle Genetics, Inc. dated April 11, 2016	—	—	—	—

10.2*+	Seattle Genetics, Inc. Long Term Incentive Plan for ECHELON-1	—	—	—	—

10.3*+	Form of Stock Option Agreement for Long Term Incentive Plan for ECHELON-1 under the Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan	—	—	—	—

10.4*+	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan, effective as of May 20, 2016.	—	—	—	—

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.