Form 10-Q
period 2016-09-30
SEATTLE GENETICS INC /WA
filed 2016-10-27
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 21, 2016, there were 141,552,646 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$131,029	$102,255
Short-term investments	460,766	547,396
Accounts receivable, net	65,121	52,930
Inventories	71,645	56,963
Prepaid expenses and other current assets	15,743	11,515

Total current assets	744,304	771,059
Property and equipment, net	54,715	49,598
Long-term investments	40,094	63,060
Other non-current assets	10,799	11,378

Total assets	$849,912	$895,095

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$95,321	$88,031
Current portion of deferred revenue	30,487	46,235

Total current liabilities	125,808	134,266

Long-term liabilities
Deferred revenue, less current portion	59,000	71,249
Deferred rent and other long-term liabilities	2,814	3,669

Total long-term liabilities	61,814	74,918

Commitments and contingencies (note 6)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 141,505 shares issued and outstanding at September 30, 2016 and 139,674 shares issued and outstanding at December 31, 2015	142	140
Additional paid-in capital	1,673,835	1,613,383
Accumulated other comprehensive income (loss)	215	(683)
Accumulated deficit	(1,011,902)	(926,929)

Total stockholders’ equity	662,290	685,911

Total liabilities and stockholders’ equity	$849,912	$895,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Net product sales	$70,117	$59,059	$194,981	$163,040
Collaboration and license agreement revenues	23,974	15,311	64,148	51,918
Royalty revenues	12,224	9,702	53,743	28,367

Total revenues	106,315	84,072	312,872	243,325

Costs and expenses
Cost of sales	7,427	6,625	20,272	17,775
Cost of royalty revenues	3,748	3,473	10,470	9,286
Research and development	92,711	70,790	271,136	219,922
Selling, general and administrative	34,841	29,684	97,870	92,148

Total costs and expenses	138,727	110,572	399,748	339,131

Loss from operations	(32,412)	(26,500)	(86,876)	(95,806)
Investment income	660	62	1,903	176

Net loss	$(31,752)	$(26,438)	$(84,973)	$(95,630)

Net loss per share—basic and diluted	$(0.23)	$(0.21)	$(0.61)	$(0.76)

Shares used in computation of net loss per share—basic and diluted	140,928	127,667	140,369	125,693

Comprehensive loss:
Net loss	$(31,752)	$(26,438)	$(84,973)	$(95,630)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	(146)	3	891	44
Foreign currency translation gain (loss)	(7)	(9)	7	(9)

Total other comprehensive income (loss)	(153)	(6)	898	35

Comprehensive loss	$(31,905)	$(26,444)	$(84,075)	$(95,595)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2016	2015
Operating activities
Net loss	$(84,973)	$(95,630)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	37,045	28,720
Depreciation and amortization	13,270	10,760
Amortization of premiums and accretion of discounts	4,318	1,009
Deferred rent and other long-term liabilities	(855)	(727)
Changes in operating assets and liabilities
Accounts receivable, net	(12,191)	(24,250)
Inventories	(14,682)	(1,064)
Prepaid expenses and other assets	(4,219)	2,945
Accounts payable and accrued liabilities	8,367	(633)
Deferred revenue	(27,997)	(35,377)

Net cash used in operating activities	(81,917)	(114,247)

Investing activities
Purchases of securities available for sale	(443,333)	(177,064)
Proceeds from maturities of securities available for sale	549,500	280,200
Proceeds from sales of securities available for sale	0	30,005
Purchases of property and equipment	(18,885)	(9,026)
Purchase of cost-method investment	(0)	(5,000)

Net cash provided by investing activities	87,282	119,115

Financing activities
Net proceeds from issuance of common stock	0	526,618
Proceeds from exercise of stock options and employee stock purchase plan	23,409	25,661

Net cash provided by financing activities	23,409	552,279

Net increase in cash and cash equivalents	28,774	557,147
Cash and cash equivalents at beginning of period	102,255	56,927

Cash and cash equivalents at end of period	$131,029	$614,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiaries (collectively “Seattle Genetics” or the “Company”). All intercompany transactions and balances have been eliminated. Management has determined that the Company operates in one segment: the development and sale of pharmaceutical products on its own behalf or in collaboration with others. Substantially all of the Company’s assets and revenues are related to operations in the United States; however, the Company also has subsidiaries in Canada, Switzerland and the United Kingdom.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Non-cash investing activities

The Company had $4.3 million and $5.4 million of accrued capital expenditures as of September 30, 2016 and December 31, 2015, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have not been included in the statement of cash flows until such amounts have been paid in cash.

Other non-current assets

Other non-current assets include a $5.0 million non-controlling investment in a privately-held company that is accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of the investment if significant adverse events or circumstances indicate a possible impairment. As of September 30, 2016, no impairment in value has been observed.

Long-term incentive plans

In May and July of 2016, the Company established two Long-Term Incentive Plans, or the First LTIP and the Second LTIP, respectively. The First LTIP provides eligible employees with the opportunity to receive a performance-based incentive comprised of a cash payment and stock options. The Second LTIP provides eligible employees with the opportunity to receive a performance-based incentive comprised of a cash payment and a restricted stock unit award. The payment of the cash, commencement of the vesting of the stock options, and grant and commencement of vesting of the restricted stock units under the LTIPs are contingent upon the achievement of pre-determined regulatory milestones. The Company will record compensation expense for the LTIPs over the estimated service period for each milestone once the achievement of the milestone is considered probable in accordance with the provisions of ASC 450, Contingencies. At each reporting date, the Company assesses whether achievement of a milestone is considered probable, and if so, records compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures. The Company will recognize remaining compensation expense with respect to a milestone, if any, through the end of the estimated service period. As of September 30, 2016, the estimated value to be delivered in cash and stock options for employees currently eligible under the First LTIP was approximately $20.7 million. As of September 30, 2016, the estimated value to be delivered in cash and restricted stock units for employees currently eligible under the Second LTIP was approximately $20.9 million. No compensation expense has been recorded to date under the LTIPs. The total potential value to be delivered under the LTIPs is expected to change in the future for several reasons, including the addition of more eligible employees to the LTIPs.

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

If there are continuing performance obligations, the Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the pre-commercial deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company believes that the development period in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement. These performance obligation periods typically range from one to three years. The agreements with Takeda Pharmaceutical Company Limited, or Takeda, and Genentech, Inc., a member of the Roche Group, or Genentech, have performance obligation periods of ten and seventeen years, respectively. All of the remaining performance obligation periods for our active collaborations are currently expected to be completed in four years or less. When no performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Generally, all amounts received or due other than sales-based milestones and royalties are classified as collaboration and license agreement revenues as they are earned. Sales-based milestones and royalties are recognized as royalty revenue as they are reported to the Company.

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

In March 2016, FASB issued an Accounting Standard Update entitled “ASU 2016-09, Compensation – Stock Compensation.” The standard is intended to simplify certain elements of accounting for share-based payment transactions, including the income tax impact, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standards will become effective for the Company beginning on January 1, 2017, with early adoption permitted. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

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

2. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units and options to purchase common stock from the calculation of basic and diluted net loss per share as such securities are anti-dilutive for all periods presented. The weighted-average number of restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 13,272,000 and 11,625,000 for the three months ended September 30, 2016 and 2015, respectively, and 12,714,000 and 11,743,000 for the nine months ended September 30, 2016 and 2015, respectively.

3. Investments

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2016
U.S. Treasury securities	$500,640	$230	$(10)	$500,860

Contractual Maturities
Due in one year or less	$234,819			$234,889
Due in one to two years	265,821			265,971

Total	$500,640			$500,860

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2015
U.S. Treasury securities	$611,128	$1	$(673)	$610,456

Contractual Maturities
Due in one year or less	$532,823			$532,418
Due in one to two years	78,305			78,038

Total	$611,128			$610,456

The Company classifies investments maturing within one year of the reporting date as short-term investments. Investments are presented in the accompanying consolidated balance sheets as follows (in thousands):

	September 30, 2016	December 31, 2015
Short-term investments	$460,766	$547,396
Long-term investments	40,094	63,060

Total	$500,860	$610,456

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
September 30, 2016
U.S. Treasury securities	$65,180	$(10)	$	NA	$	NA

December 31, 2015
U.S. Treasury securities	$605,457	$(673)	$	NA	$	NA

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

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury securities. The Company did not hold any Level 2 or 3 investments as of September 30, 2016 or December 31, 2015 and did not transfer any investments between Levels 1, 2 and 3 during the nine month period ended September 30, 2016.

The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of September 30, 2016
Cash Equivalents—U.S. Treasury securities	$18,503	$0	$0	$18,503
Short-term investments—U.S. Treasury securities	460,766	0	0	460,766
Long-term investments—U.S. Treasury securities	40,094	0	0	40,094

Total	$519,363	$0	$0	$519,363

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2015
Short-term investments—U.S. Treasury securities	$547,396	$0	$0	$547,396
Long-term investments—U.S. Treasury securities	63,060	0	0	63,060

Total	$610,456	$0	$0	$610,456

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$64,414	$50,501
Work in process	2,494	1,693
Finished goods	4,737	4,769

Total	$71,645	$56,963

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

Beyond our current labeled indications, we and Takeda have a broad development strategy for ADCETRIS evaluating its therapeutic potential in earlier lines of therapy for patients with Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, including sALCL, and in other CD30-expressing malignancies. We and Takeda are currently conducting three phase 3 clinical trials of ADCETRIS: ALCANZA, ECHELON-1 and ECHELON-2. The specifics of these clinical trials are as follows:

ALCANZA. This is a phase 3 randomized trial comparing single agent ADCETRIS to either methotrexate or bexarotene in 131 patients with CD30-expressing cutaneous T-cell lymphoma, or CTCL, who have previously failed at least one systemic therapy. In August 2016, we reported that the ALCANZA trial met its primary endpoint and showed that treatment with ADCETRIS resulted in a statistically significant improvement in the rate of objective response lasting at least four months (ORR4) versus the control arm as assessed by an independent review committee (p-value <0.0001). The key secondary endpoints specified in the protocol for the ALCANZA trial, including complete response rate, progression-free survival, or PFS, and reduction in the burden of symptoms during treatment, were all statistically significant in favor of the ADCETRIS arm. The safety profile associated with ADCETRIS from the ALCANZA trial was generally consistent with the existing prescribing information. An abstract has been accepted for an oral presentation of the full ALCANZA data set at the American Society of Hematology, or ASH, annual meeting to be held in December 2016, and we plan to submit a supplemental Biologics License Application, or sBLA, to the FDA in the first half of 2017 to seek approval for a new indication in the ALCANZA treatment setting.

ECHELON-1. This is a phase 3 randomized trial evaluating the frontline standard of care, ABVD (adriamycin, bleomycin, vinblastine and dacarbazine), versus ADCETRIS plus AVD (removing bleomycin from the regimen) in newly diagnosed classical Hodgkin lymphoma patients. The primary endpoint of this trial is modified PFS, per independent review facility assessment. We completed target patient enrollment of approximately 1,300 patients in this trial during October 2015, and expect to report data in 2017.

ECHELON-2. This is a phase 3 randomized trial evaluating the frontline standard of care, CHOP (cyclophosphamide, adriamycin, vincristine and prednisone) versus ADCETRIS plus CHP (removing vincristine from the regimen) in newly diagnosed MTCL patients. The primary endpoint of this trial is PFS, per independent review facility assessment. We expect to complete enrollment of approximately 450 patients in this trial during 2016, and to report data in the 2017 to 2018 timeframe. ECHELON-2 is a required post-approval study to convert the approval of ADCETRIS in the United States from accelerated approval to regular approval in its currently approved relapsed sALCL indication; however, we believe, based on prior discussions with the FDA, that positive results from either the ECHELON-1 or the ECHELON-2 trial could form the basis for such a conversion.

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

We are also advancing the development of SGN-CD33A, or vadastuximab talirine. A phase 3 clinical trial, called the CASCADE trial, was initiated in the second quarter of 2016 based on data from our ongoing phase 1 clinical trial. The CASCADE trial is evaluating SGN-CD33A in combination with hypomethylating agents, or HMAs, in previously untreated older patients with acute myeloid leukemia, or AML, who are not candidates for intensive induction chemotherapy. We are also evaluating SGN-CD33A broadly across multiple lines of therapy in patients with myeloid malignancies, including in ongoing phase 1 and 2 clinical trials for newly diagnosed or relapsed AML patients and for previously untreated myelodysplastic syndrome, or MDS, patients.

In addition, in collaboration with Astellas Pharma, Inc., or Astellas, we are developing ASG-22ME, or enfortumab vedotin. In October 2016, we reported interim data at the European Society for Medical Oncology (ESMO) Congress from a phase 1 dose-escalation trial of ASG-22ME in patients with previously treated metastatic urothelial cancer, including those who had received prior checkpoint inhibitors. At the recommended phase 2 dose, ASG-22ME demonstrated an objective response rate of 59 percent in 10 of 17 patients (all partial responses) and was generally well-tolerated. We are working with Astellas to define next steps for ASG-22ME, including potential later stage trials and discussions with regulatory agencies.

Our clinical-stage pipeline also includes five other antibody-drug conjugate, or ADC, programs consisting of SGN-CD19A, or denintuzumab mafodotin, ASG-15ME, SGN-LIV1A, SGN-CD19B, and SGN-CD123A, and an immuno-oncology agent called SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies, including SGN-CD352A and SGN-CD48A, two preclinical ADC product candidates, as well as SGN-2FF, a small molocule immuno-oncology agent, that we expect to enter clinical trials in the near future. We recently decided to discontinue development of SGN-CD70A, an ADC targeted to CD70, based on a portfolio review and evaluation of clinical data of SG-CD70A in renal cell carcinoma and CD70-positive non-Hodgkin lymphoma.

We have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Pfizer, Inc., or Pfizer; PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics; and Takeda. In addition, we have entered into a 50/50 co-development agreement with Astellas for the development of ADCs, including ASG-22ME. We also have an ADC co-development agreement with Genmab A/S, or Genmab, and a collaboration with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer.

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

We recognize revenue from ADCETRIS product sales in the United States and Canada. Our future ADCETRIS product sales will be difficult to accurately predict from period to period. In this regard, our product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors. Such factors include the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, the overall level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS, and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers. Obtaining and maintaining appropriate coverage and reimbursement for ADCETRIS is increasingly challenging due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide, as well as increasing legislative and enforcement interest in the United States with respect to pharmaceutical drug pricing practices. We also believe that the level of our current ADCETRIS sales in the United States has been attributable to the incidence flow of patients eligible for treatment with ADCETRIS, which can vary significantly from period to period. Moreover, we believe that the incidence rate in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to continue to expand ADCETRIS’ labeled indications of use. Our efforts to continue to expand ADCETRIS’ labeled indications of use will continue to require additional time and investment in clinical trials to complete and may not be successful. Our ability to successfully commercialize ADCETRIS and to continue to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, negative or inconclusive results in our ECHELON-1 and ECHELON-2 trials would negatively impact, or preclude altogether, our ability to obtain regulatory approval in the frontline Hodgkin lymphoma, and frontline MTCL indications, respectively, either of which could limit our sales of, and the commercial potential of, ADCETRIS. We also expect that amounts earned from our collaboration agreements, including royalties, will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development, clinical and commercial success by our collaborators under our existing collaboration and license agreements, including our ADCETRIS collaboration with Takeda, as well as by entering into potential new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

For the nine months ended September 30, 2016, total revenues increased to $312.9 million, compared to $243.3 million for the same period in 2015. This increase was driven primarily by increased ADCETRIS net product sales and royalty revenues. During the nine months ended September 30, 2016, royalty revenues included a one-time $20.0 million milestone payment triggered by Takeda exceeding $200 million in annual net sales of ADCETRIS in its territory during 2015. Net product sales of ADCETRIS were $195.0 million for the nine months ended September 30, 2016, compared to $163.0 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, total costs and expenses increased to $399.7 million, compared to $339.1 million for the same period in 2015. This primarily reflects increases in our investment in SGN-CD33A and increased ADCETRIS collaboration activities for product supply to Takeda, as well as investment in our growing pipeline of preclinical and clinical-stage programs. As of September 30, 2016, we had $631.9 million in cash, cash equivalents and investments, and $662.3 million in total stockholders’ equity.

Results of operations

Three months and nine months ended September 30, 2016 and 2015

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Net product sales	$70,117	$59,059	19%	$194,981	$163,040	20%

The increase in net product sales for the three and nine months ended September 30, 2016 over the comparable periods in 2015 primarily resulted from an increase in sales volume in the 2016 periods and, to a lesser extent, from the effect of price increases instituted since the 2015 periods. The increase in sales volume in 2016 was primarily driven by increased use of ADCETRIS across multiple lines of therapy for the treatment of Hodgkin lymphoma including the post-autologous hematopoietic stem cell transplantation, or auto-HSCT, consolidation indication and for treatment of other CD30-expressing malignancies. ADCETRIS received approval from the FDA in 2011 for the treatment of patients with classical Hodgkin lymphoma after failure of auto-HSCT or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not auto-HSCT candidates, and for the treatment of patients with sALCL, after failure of at least one prior multi-agent chemotherapy regimen. In August 2015, ADCETRIS was approved by the FDA for the treatment of patients with classical Hodgkin lymphoma at high risk of relapse or progression as post-auto-HSCT consolidation.

While we continue to expect modest growth in ADCETRIS sales in 2016 as compared to 2015, our ability to accelerate the rate of ADCETRIS sales growth in future periods, if at all, will be primarily dependent on our ability to continue to expand ADCETRIS’ labeled indications of use. Our efforts to expand ADCETRIS’ labeled indications of use will continue to require additional time and investment in clinical trials to complete and may not be successful.

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

Gross-to-net deductions, net of related payments and credits, are summarized as follows (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2015	$7,111	$2,359	$9,470
Provision related to current period sales	53,518	4,746	58,264
Adjustment for prior period sales	(818)	(53)	(871)
Payments/credits for current period sales	(46,626)	(3,471)	(50,097)
Payments/credits for prior period sales	(4,654)	(809)	(5,463)

Balance as of September 30, 2016	$8,531	$2,772	$11,303

Mandatory government discounts are the most significant component of our total gross to net deductions and the discount percentage has been increasing. These discount percentages increased during the three and nine months ended September 30, 2016 over the comparable periods in 2015 as a result of price increases we instituted that exceeded the rate of inflation, and to a lesser extent, as a result of an increase in sales eligible for government mandated rebates or chargebacks. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors.

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

If there are continuing performance obligations, we use a time-based proportional performance model to recognize revenue over our performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the pre-commercial deliverables under our collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. We believe that the development period in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement. These performance obligation periods typically range from one to three years. The agreements with Takeda and Genentech have performance obligation periods of ten and seventeen years, respectively. All of the remaining performance obligation periods for our active collaborations are currently expected to be completed in four years or less. When we have no further performance obligations or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Generally, all amounts received or due other than sales-based milestones and royalties are classified as collaboration and license agreement revenues as they are earned. Sales-based milestones and royalties are recognized as royalty revenue as they are reported to us.

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

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2016	2015	% Change	2016	2015	% Change
Takeda	$12,087	$5,368	125%	$34,530	$11,930	189%
AbbVie	8,780	7,054	24%	19,274	24,903	(23%)
Other	3,107	2,889	8%	10,344	15,085	(31%)

Total	$23,974	$15,311	57%	$64,148	$51,918	24%

Collaboration revenues earned under our ADCETRIS collaboration with Takeda increased during the three and nine months ended September 30, 2016 from the comparable periods in 2015, primarily driven by an increase in the earned portion of reimbursement funding under the ADCETRIS collaboration. The higher reimbursement primarily reflects a decrease in clinical trial costs related to activity performed by Takeda as the ALCANZA and ECHELON-1 studies advanced, and an increase in drug product supply activities to Takeda.

Changes in revenues recognized from our AbbVie and other collaboration agreements, which include our ADC collaborations and our co-development collaborations, reflect the timing of development milestones and licensing fees. Our collaboration and license agreement revenues are impacted by the term and duration of our collaboration agreements and by progress-dependent milestones, annual maintenance fees and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved and our ability to enter into additional collaboration and co-development agreements. We continue to expect our collaboration and license agreement revenues to increase in 2016 as compared to 2015, primarily from an increase in development funding from Takeda resulting from development and product supply activities expected to be performed by us under the ADCETRIS collaboration. We have a significant balance of deferred revenue, representing prior payments from our collaborators that have not yet been recognized as revenue. This deferred revenue will be recognized as revenue in future periods using a time-based approach as we fulfill our performance obligations.

Collaboration Agreements

Takeda

Our ADCETRIS collaboration with Takeda provides for the global co-development of ADCETRIS by the companies and the commercialization of ADCETRIS by Takeda in its territory. We received an upfront payment and have received and are entitled to receive progress-dependent milestone payments based on Takeda’s achievement of certain events related to ADCETRIS development. Additionally, the companies equally co-fund the cost of development activities conducted under the collaboration. We recognize as collaboration revenue the upfront payment, progress-dependent development and regulatory milestone payments, and net development cost reimbursement payments from Takeda over the ten-year development period of the collaboration, which began in December 2009. When the performance of development activities under the collaboration results in us making a reimbursement payment to Takeda, the effect is to reduce the amount of collaboration revenue that we record. We also receive reimbursement for the cost of drug product supplied to Takeda for its use and, in some cases, pay Takeda for drug product they supply to us. The earned portion of net collaboration payments is reflected as a component of collaboration and license agreement revenues.

As of September 30, 2016, future potential milestone payments to us under the ADCETRIS collaboration could total approximately $165 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $118 million relates to the achievement of regulatory milestones and up to approximately $40 million relates to the achievement of a commercial milestone. To date, $70 million in milestones have been achieved as a result of regulatory and commercial progress by Takeda.

Astellas Co-development Agreement

In January 2007, we entered into an agreement with Astellas to jointly research, develop and commercialize ADCs for the treatment of several types of cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Astellas to proprietary cancer targets.

Under the collaboration agreement, we and Astellas are co-funding all development and commercialization costs for ASG-22ME and ASG-15ME, and will share in any profits that may come from these product candidates if successfully commercialized on a 50/50 basis. Costs associated with co-development activities are included in research and development expense.

Astellas is developing another ADC product candidate on its own, subject to paying us annual maintenance fees, milestones, royalties and support fees for research and development services and material provided under the collaboration agreement. Amounts received for product candidates being developed solely by Astellas are recognized as revenue.

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

As of September 30, 2016, our ADC collaborations and co-development agreements had generated more than $350 million, primarily in the form of upfront payments. Total milestone payments to us under our current ADC collaboration and co-development agreements could total up to approximately $3.4 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.5 billion relates to the achievement of development milestones, approximately $1.3 billion relates to the achievement of regulatory milestones and approximately $1.6 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our collaborators. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result and have resulted in a collaborator abandoning or delaying development of its product candidates. As such, the milestone payments associated with our ADC collaborations and co-development agreements involve a substantial degree of risk and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above and it is possible that we may never receive any significant milestone payments under these agreements.

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

Our royalty revenues and cost of royalty revenues were as follows ($ in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Royalty revenues	$12,224	$9,702	26%	$53,743	$28,367	89%

Cost of royalty revenues	$3,748	$3,473	8%	$10,470	$9,286	13%

Royalty revenues for the three months ended September 30, 2016 increased from the comparable period in 2015 primarily as a result of an increase in sales volumes of ADCETRIS by Takeda in its territory, and to a lesser extent, as a result of favorable foreign exchange rates. Royalty revenues for the nine months ended September 30, 2016 increased from the comparable period in 2015 primarily as a result of a one-time $20.0 million milestone payment in the first quarter of 2016 triggered by Takeda’s achieving more than $200 million in annual net sales of ADCETRIS in its territory, and to a lesser extent, an increase in sales volumes of ADCETRIS by Takeda in its territory. Takeda’s international sales of ADCETRIS are converted to U.S. dollars for purposes of determining the amount of royalties payable to us and therefore, our royalty revenues are subject to foreign exchange rate volatility.

Cost of royalty revenues fluctuates based on the amount of net sales of ADCETRIS by Takeda in its territories. The increases in cost of royalty revenues for the three and nine months ended September 30, 2016 as compared to the 2015 periods reflect the increase in sales volumes by Takeda in its territory. We expect that cost of royalties will increase in 2016 as compared to 2015, primarily as a result of increased commercialization efforts by Takeda in its territory.

Cost of Sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs, and distribution and other costs.

	Three months ended September 30,			Nine months ended September 30,
Cost of sales ($ in thousands)	2016	2015	% Change	2016	2015	% Change
Cost of sales	$7,427	$6,625	12%	$20,272	$17,775	14%

Cost of sales increased during the three and nine month periods ended September 30, 2016 as compared to the same periods in 2015 primarily due to increased sales volumes. We continue to expect cost of sales to increase in 2016 as compared to 2015, primarily due to anticipated increases in sales volumes.

Research and development

Our research and development expenses are summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
Research and development ($ in thousands)	2016	2015	% Change	2016	2015	% Change
Research (1)	$14,509	$12,716	14%	$45,368	$62,189	(27%)
Development and contract manufacturing	39,184	25,384	54%	106,150	68,789	54%
Clinical (1)	39,018	32,690	19%	119,618	88,944	34%

Total research and development expenses	$92,711	$70,790	31%	$271,136	$219,922	23%

(1)	The cost of pharmacology and toxicology studies from the 2015 periods have been reclassified from Clinical to Research to conform to our fiscal 2016 classification in the above table.

Research expenses include personnel, occupancy and laboratory expenses, technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies, and the development of novel classes of stable linkers and cell-killing agents for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies, and investigational new drug, or IND-enabling pharmacology and toxicology studies. The increase in research expenses during the three months ended September 30, 2016 as compared to the same period in 2015 primarily reflects increases in staffing and laboratory costs to support our pipeline. The decrease in research expenses during the nine months ended September 30, 2016 as compared to the same period in 2015 is primarily the result of a $25.0 million technology access fee related to the initiation of our collaboration agreement with Unum in June of 2015, offset partially by technology access fees paid in 2016 as we advanced product candidates in our pipeline and an increase in cost reimbursements to Unum under our collaboration agreement.

Development and contract manufacturing expenses include personnel and occupancy expenses, external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase in development and contract manufacturing expenses during the three and nine months ended September 30, 2016 as compared to the same periods in 2015 primarily reflects increased drug product supplied to Takeda, and to a lesser extent, increases in staffing and other costs to support our growing pipeline of product candidates, and cost reimbursements to Astellas under our collaboration agreement.

Clinical expenses include personnel, travel, occupancy costs, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase in clinical expenses during the three months ended September 30, 2016 as compared to the same period in 2015 is primarily driven by an increase in staffing, and to a lesser extent, clinical trial activity related to SGN-CD33A and our other product candidates. The increase in clinical expenses during the nine months ended September 30, 2016 as compared to the same period in 2015 reflects increased clinical trial activity related to our product candidates, primarily SGN-CD33A, and to a lesser extent, related to increases in staffing.

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

	Three months ended September 30,		Nine months ended September 30,		Five years ended September 30, 2016
Development program ($ in thousands)	2016	2015	2016	2015
ADCETRIS (brentuximab vedotin)	$18,438	$15,901	$55,216	$38,880	$281,908
SGN-CD33A	9,416	4,503	31,422	10,045	70,182
Other clinical stage programs	7,537	4,473	21,360	14,802	115,318

Total third-party costs	35,391	24,877	107,998	63,727	467,408
Other costs and overhead	57,320	45,913	163,138	156,195	758,163

Total research and development	$92,711	$70,790	$271,136	$219,922	$1,225,571

Third-party costs for ADCETRIS increased during the three and nine months ended September 30, 2016 from the comparable periods in 2015 primarily as a result of an increase in drug product supplied to Takeda. For the nine months ended September 30, 2016 third-party clinical trial costs also increased as compared to the same period in 2015 as we evaluated the use of ADCETRIS in other lines of therapy.

Third-party costs for SGN-CD33A increased during the three and nine months ended September 30, 2016 from the comparable periods in 2015 primarily due to an increase in clinical trial and drug resupply costs as we initiated additional phase 1/2 studies earlier in 2016 and incurred costs related to the CASCADE trial, which began enrolling patients in the second quarter of 2016.

The increase in third-party costs of our other clinical stage programs during the three and nine months ended September 30, 2016 from the comparable periods in 2015 reflects the continued investment in our other pipeline products, which are primarily in phase 1 clinical trials.

Other costs and overhead include third-party costs of our other preclinical programs and costs associated with personnel and facilities. These costs increased during the three and nine months ended September 30, 2016 from the comparable periods in 2015 primarily as a result of increases in staffing levels and the expansion of our facilities to accommodate our growth. The increase in other costs and overhead for the nine months ended September 30, 2016 was partially offset by a $25.0 million technology access fee related to the initiation of our collaboration agreement with Unum incurred in the second quarter of 2015.

Our expenditures on our current preclinical and clinical development programs and on our future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our product candidates toward commercialization, the product candidates are tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. Likewise, in order to expand ADCETRIS’ labeled indications of use, we are required to conduct additional extensive clinical studies. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

We continue to anticipate that our total research and development expenses in 2016 will increase as compared to 2015 due to increased clinical trial expenses for ADCETRIS related to studies to evaluate other potential uses of ADCETRIS, one of which is a required post-approval confirmatory study, and as a result of increased clinical trial expenses and other amounts incurred to continue the development of our product candidates, primarily SGN-CD33A and SGN-CD19A. Certain ADCETRIS development activities, including some clinical studies, will be conducted by Takeda, the costs of which are not reflected in our research and development expenses. Because of these and other factors, expenses will fluctuate based upon many factors, including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial.

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

Selling, general and administrative

	Three months ended September 30,			Nine months ended September 30,
Selling, general and administrative ($ in thousands)	2016	2015	% Change	2016	2015	% Change
Selling, general and administrative	$34,841	$29,684	17%	$97,870	$92,148	6%

Selling, general and administrative expenses increased during the three and nine months ended September 30, 2016 from the comparable periods in 2015 primarily due to increases in staffing levels. Increases in expenses for the nine month period ended September 30, 2016 were partially offset by a decrease in legal expenses during the comparable period in 2015 as certain legal matters were settled in 2015.

We continue to anticipate that selling, general and administrative expenses will increase in 2016 as compared to 2015 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations.

Investment income

	Three months ended September 30,			Nine months ended September 30,
Investment income ($ in thousands)	2016	2015	% Change	2016	2015	% Change
Investment income	$660	$62	965%	$1,903	$176	981%

Investment income reflects amounts earned on our investments in U.S. Treasury securities. Investment income increased during the three and nine months ended September 30, 2016 from the comparable periods in 2015 due to higher average investment balances following our public offering in September 2015, which resulted in net proceeds to us of approximately $526.6 million.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	September 30, 2016	December 31, 2015
Cash, cash equivalents and investments	$631,889	$712,711
Working capital	618,496	636,793
Stockholders’ equity	662,290	685,911

	Nine months ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$(81,917)	$(114,247)
Investing activities	87,282	119,115
Financing activities	23,409	552,279

Our combined cash, cash equivalents and investment securities decreased during the nine months ended September 30, 2016 from the balance at December 31, 2015, primarily reflecting our net loss for the period.

The change in net cash used in operating activities is primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable. The change in cash provided by investing activities primarily reflects differences between the proceeds received from sale and maturity of our investments and amounts reinvested. Net cash provided by financing activities resulted from the proceeds of stock option exercises and our employee stock purchase plan, and for the nine months ended September 30, 2015, primarily resulted from the net proceeds from the sale of common stock in an underwritten public offering totaling $526.6 million.

We have financed the majority of our operations through the issuance of equity securities, through collections from commercial sales of ADCETRIS and by amounts received pursuant to product collaborations and our ADC collaborations. To a lesser degree, we have also financed our operations through royalty revenues and interest earned on cash, cash equivalents and investment securities. These financing and revenue sources have historically allowed us to maintain adequate levels of cash and investments.

Our cash, cash equivalents and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of September 30, 2016, we had $591.8 million held in cash reserves or investments scheduled to mature within the next twelve months.

At our currently planned spending rates we believe that our financial resources, together with product and royalty revenues from sales of ADCETRIS and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months. Changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses in connection with our expanding pipeline programs, including several phase 3 trials, or our undertaking of additional programs or business activities, including entry into strategic business transactions. Further, in the event of a termination of the ADCETRIS collaboration agreement with Takeda, we would not receive development cost sharing payments or milestone payments or royalties for the development or sale of ADCETRIS in Takeda’s territory, and we would be required to fund all ADCETRIS development and commercial activities. Any of these factors could lead to a need for us to raise additional capital.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our preclinical development, manufacturing and clinical trial activities for ADCETRIS and our other pipeline programs, and expand internationally, as well as commercialize ADCETRIS and position ADCETRIS for potential additional regulatory approvals. As a result of these expenditures, we may need to raise significant amounts of additional capital. In addition, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for those acquisitions. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.

Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

There have been no material changes from the contractual commitments previously disclosed in our Annual Report on Form 10-K.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, FASB issued an Accounting Standards Update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective dates of ASU 2014-09 to our fiscal year beginning January 1, 2018. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including “ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations”, “ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, and “ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.” We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

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

In March 2016, FASB issued an Accounting Standard Update entitled “ASU 2016-09, Compensation – Stock Compensation.” The standard is intended to simplify certain elements of accounting for share-based payment transactions, including the income tax impact, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standards will become effective for us beginning on January 1, 2017, with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not have any derivative financial instruments in our investment portfolio. We currently have holdings in U.S. Treasury securities. A summary of our investment securities follows (in thousands):

	September 30, 2016	December 31, 2015
Short-term investments	$460,766	$547,396
Long-term investments	40,094	63,060

Total	$500,860	$610,456

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $2.4 million in the fair value of our investments as of September 30, 2016. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by less than $0.3 million over the next twelve months based on our investment balance at September 30, 2016.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the nine months ended September 30, 2016, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Takeda are derived from its sales of ADCETRIS in multiple countries and in multiple currencies that are converted into U.S. dollars for purposes of determining the amount of royalties payable to us. Our primary exposure is to fluctuations in the Euro, British Pound, Canadian Dollar and Swiss Franc. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ADCETRIS®, or brentuximab vedotin, is now approved by the United States Food and Drug Administration, or FDA, and the European Commission for three indications, encompassing several settings for the treatment of relapsed Hodgkin lymphoma and relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is our only product approved for marketing and our ability to generate revenue from product sales and potentially achieve profitability is substantially dependent on our continued ability to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and our ability to continue to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

•	we may not be able to obtain and maintain regulatory approvals to market ADCETRIS for any additional indications, including for relapsed cutaneous T-cell lymphoma, or CTCL, frontline Hodgkin lymphoma or mature T-cell lymphoma, or MTCL, or to otherwise continue to expand its labeled indications of use;

•	negative or inconclusive results in our ECHELON-1 and ECHELON-2 phase 3 trials would negatively impact, or preclude altogether, our ability to obtain regulatory approval and commercialize ADCETRIS in the frontline Hodgkin lymphoma and frontline MTCL indications, respectively, either of which could limit our sales of, and the commercial potential of, ADCETRIS;

•	our failure to obtain regulatory approval and commercialize ADCETRIS in the ALCANZA treatment setting notwithstanding the positive data we reported from our ALCANZA trial, which would also limit our sales of, and the commercial potential of, ADCETRIS;

•	results from our required post-approval study, the ECHELON-2 trial, may fail to verify the clinical benefit of ADCETRIS in relapsed sALCL, which could result in the withdrawal of approval of ADCETRIS in the relapsed sALCL indication and which could negatively impact our potential future product sales for the relapsed sALCL indication;

•	new competitive therapies, including immuno-oncology agents such as PD-1 inhibitors (e.g., nivolumab and pembrolizumab), have been approved by regulatory authorities (as in the case of nivolumab) or may be submitted in the near term to regulatory authorities for approval in ADCETRIS’ labeled indications in relapsed Hodgkin lymphoma, and these competitive products could negatively impact our commercial sales of ADCETRIS;

•	our commercial sales of ADCETRIS could be lower than our projections due to a lower market penetration rate, increased competition for alternative products or a shorter duration of therapy in patients in ADCETRIS’ approved indications;

•	we may be unable to effectively commercialize ADCETRIS in any new indications for which we receive marketing approval, including in the most recently-approved indication for post-autologous hematopoietic stem cell transplantation, or auto-HSCT, consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression;

•	there may be additional changes to the label for ADCETRIS, including ADCETRIS’ boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from our required post-approval study, or as the result of adverse events observed in that study or in other studies, including in the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission or in investigator-sponsored studies;

•	we may not be able to establish or demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages over and side effects compared to existing and future therapeutics;

•	physicians may be reluctant to prescribe ADCETRIS until results from our required post-approval study is available or other long term efficacy and safety data exist;

•	the estimated incidence rate of new patients in ADCETRIS’ approved indications may be lower than our projections;

•	there may be adverse results or events reported in any of the clinical trials that we and/or Takeda are conducting or may in the future conduct for ADCETRIS;

•	we may be unable to continue to effectively market, sell and distribute ADCETRIS;

•	ADCETRIS may receive adverse reimbursement and coverage policies from government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or may be subject to pricing pressures enacted by industry organizations or state and federal governments, including as a result of increased scrutiny over drug-pricing strategies by pharmaceutical companies or otherwise;

•	the relative price of ADCETRIS may be higher than alternative treatment options;

•	there may be changed or increased regulatory restrictions;

•	we may not have adequate financial or other resources to effectively commercialize ADCETRIS; and

•	we may not be able to obtain adequate commercial supplies of ADCETRIS to meet demand or at an acceptable cost.

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

We believe that the level of our ongoing ADCETRIS sales in the United States is largely attributable to the incidence flow of patients eligible for treatment with ADCETRIS. We also believe that the incidence rate of new patients in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to continue to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and MTCL, including sALCL, and in a range of CD30-expressing hematologic malignancies, including relapsed CTCL. This will continue to require additional time and investment in clinical trials and there can be no assurance that we and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications. In particular, negative or inconclusive results in our ECHELON-1 and ECHELON-2 trials would negatively impact, or preclude altogether, our ability to obtain regulatory approval in the frontline Hodgkin lymphoma and frontline MTCL, indications, respectively, either of which could limit our sales of, and the commercial potential of, ADCETRIS. In addition, although we reported in August 2016 that the ALCANZA trial evaluating ADCETRIS in patients with relapsed CTCL met its primary endpoint demonstrating a statistically significant improvement in the rate of objective response lasting at least four months and we plan to submit a supplemental Biologics License Application, or sBLA, to the FDA to seek approval for a new indication in the ALCANZA treatment setting, there can be no assurance that the FDA will accept our planned sBLA for filing or that we will ultimately obtain approval of our planned sBLA in a timely manner or at all. Our failure to obtain regulatory approval and commercialize ADCETRIS in the ALCANZA treatment setting would also limit our sales of, and the commercial potential of, ADCETRIS. In addition, while ADCETRIS product sales grew from 2013 to 2014 and from 2014 to 2015, and our future plans assume that sales of ADCETRIS will increase, we cannot assure you that, even with the August 2015 expansion to the prescribing label for ADCETRIS, which now includes post-auto-HSCT consolidation treatment in classical Hodgkin lymphoma patients with high risk of relapse or progression, we can maintain sales of ADCETRIS at or near current levels, or that ADCETRIS sales will continue to grow. We and Takeda have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a molecular companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. However, Ventana may not be able to successfully develop and obtain regulatory approval for a molecular companion diagnostic that may be required by regulatory authorities to support regulatory approval of ADCETRIS in other CD30-expressing malignancies in a timely manner or at all. Even if we and Takeda receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Takeda may not be able to effectively commercialize ADCETRIS, including for the reasons set forth above. Our ability to grow ADCETRIS product sales in future periods is also dependent on price increases and we periodically increase the price of ADCETRIS. Price increases on ADCETRIS and negative publicity regarding drug pricing and price increases generally, whether on ADCETRIS or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, ADCETRIS. In any event, we cannot assure you that price increases we have taken or may take in the future will not in the future negatively affect ADCETRIS sales.

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

In addition, from time to time, we enter into licensing and collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will also depend on development funding and the achievement of development and clinical milestones under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into potential new collaboration and license agreements. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.

Further, changes in our operations, such as increased development, manufacturing and clinical trial expenses in connection with our expanding pipeline programs, including several phase 3 trials, or our undertaking of additional programs, business activities or entry into strategic business transactions, may also cause significant fluctuations in our expenses. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, the magnitude of the expense that we must recognize may vary significantly. Additionally, we have implemented long-term incentive plans for our employees, and the incentives provided under these plans are contingent upon the achievement of certain regulatory milestones. Costs of performance-based compensation under our long-term incentive plans are not recorded as an expense until the achievement of the applicable milestones is deemed probable of being met, which may result in large fluctuations to the expense we must recognize in any particular period.

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

Adverse events may negatively impact the sales of ADCETRIS. We may be required to further update the ADCETRIS prescribing information, including boxed warnings, based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, or REMS, which could adversely affect ADCETRIS’ acceptance in the market, make competition easier or make it more difficult or expensive for us to distribute ADCETRIS. For example, the prescribing information for ADCETRIS includes pancreatitis, impaired hepatic function, impaired renal function, pulmonary toxicity, and gastrointestinal complications as known adverse events as well as a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy, or PML, and death can occur in patients receiving ADCETRIS. Further, based on the identification of future adverse events, we may be required to further revise the prescribing information, including ADCETRIS’ boxed warning, which could negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market.

Even though we have obtained approval to market ADCETRIS in three indications, we are subject to ongoing regulatory obligations and review, including post-approval requirements that could result in the withdrawal of ADCETRIS from the market for certain indications if such requirements are not met.

ADCETRIS is approved for treating patients in one indication under accelerated approval regulations in the U.S. and approval with conditions in two indications in Canada, which allow for approval of products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. Under these types of approvals, we are subject to certain post-approval requirements pursuant to which we are conducting an additional confirmatory phase 3 trial to verify and describe the clinical benefit of ADCETRIS. Our failure to complete this required post-approval study, or to confirm a clinical benefit during this post-approval study, could result in the withdrawal of approval of ADCETRIS in the relapsed sALCL indication in the U.S. and both indications in Canada, which would seriously harm our business. In addition, we are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies, such as continued adverse event reporting requirements and the requirement to have some of our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize ADCETRIS in the United States, Canada or potentially other jurisdictions. Similarly, the conditional marketing authorization of ADCETRIS for two indications by the European Commission includes obligations to provide additional clinical data at a later time to confirm the results of the two pivotal studies. Takeda’s failure to provide these additional clinical data or to confirm the results of the pivotal studies, could result in the European Commission withdrawing approval of ADCETRIS in the European Union, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda in the European Union and could adversely affect our results of operations.

Under the FDA’s accelerated approval regulations, the labeling, packaging, adverse event reporting, storage, advertising and promotion of ADCETRIS for the treatment of patients with relapsed sALCL, the indication that has received accelerated approval and not yet converted to regular approval, is subject to extensive regulatory requirements all of which may result in significant expense and limit our ability to commercialize ADCETRIS for the relapsed sALCL indication. We and the manufacturers of ADCETRIS are also required to comply with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture ADCETRIS, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with

ADCETRIS, including adverse events of unanticipated severity or frequency, or problems with the facilities where ADCETRIS is manufactured, may result in restrictions on the marketing of ADCETRIS, up to and including withdrawal of ADCETRIS from the market. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•	issuance of Form FDA 483 notices or Warning Letters by the FDA or other regulatory agencies;

•	imposition of fines and other civil penalties;

•	criminal prosecutions;

•	injunctions, suspensions or revocations of regulatory approvals;

•	suspension of any ongoing clinical trials;

•	total or partial suspension of manufacturing;

•	delays in commercialization;

•	refusal by the FDA to approve pending applications or supplements to approved applications submitted by us or Takeda;

•	refusals to permit drugs to be imported into or exported from the United States;

•	restrictions on operations, including costly new manufacturing requirements; and

•	product recalls or seizures.

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

Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. In addition, obtaining and maintaining adequate coverage and reimbursement status is time-consuming and costly. Third-party payors may deny coverage and reimbursement status altogether of a given drug product, or cover the product but may also establish prices at levels that are too low to enable us to realize an appropriate return on our investment in product development. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Because the rules and regulations regarding coverage and reimbursement change frequently, in some cases at short notice, even when there is favorable coverage and reimbursement, future changes may occur that adversely impact the favorable status.

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

We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. We are also conducting multiple clinical trials for our product candidate SGN-CD33A, including the CASCADE trial, which is a Phase 3 clinical trial designed to evaluate SGN-CD33A in combination with hypomethylating agents, or HMAs, in previously untreated older acute myeloid leukemia, or AML, patients. We initiated the CASCADE trial based on encouraging interim data presented at the December 2015 American Society of Hematology annual meeting from a cohort of a phase 1 trial that evaluated SGN-CD33A in combination with HMAs. While the interim phase 1 data may be promising, SGN-CD33A has never been evaluated in a randomized trial with other active agents and we cannot be certain that the design of, or data collected from, the CASCADE trial will be adequate to demonstrate the safety and efficacy of vadastuximab talirine for the treatment of patients with AML, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. For example, the ECHELON-1 and ECHELON-2 trials are designed to continue until a specified number of events designated for each trial have occurred (i.e. progressions or deaths). If events do not occur at the rate which was anticipated in one or both of these trials, the final data analysis could be delayed beyond the predicted ranges or we may choose to complete the trial with fewer events than planned, which would impact the power of the trial based on the original statistical analysis plan. We may also undertake additional discussions with regulatory authorities or amend the protocol, and we cannot predict the outcome of those discussions or whether we would be able to reach agreement with the regulatory authorities. Should this situation occur, there could be a delay in our ability to obtain data from the trial or impact the ability of the trial to support approval of ADCETRIS for the specific indication studied in the trial. Additionally, patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. Many of our future and ongoing ADCETRIS clinical trials are being or will be coordinated with Takeda, which may delay the commencement or affect the continuation or completion of these trials. From time to time, we have experienced enrollment-related delays in clinical trials and we will likely continue to experience similar delays in our current and future trials. We depend on medical institutions and clinical research organizations, or CROs, to conduct some of our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, including unexpected adverse events that may occur when our product candidates are combined with other therapies. Negative or inconclusive clinical trial results could adversely affect our ability to market ADCETRIS or expand into other indications. In particular, negative or inconclusive results in our ECHELON-1 and ECHELON-2 trials would negatively impact or preclude altogether, our ability to obtain regulatory approval in the frontline Hodgkin lymphoma and frontline MTCL indications, respectively, either of which could limit our sales of, and the commercial potential of, ADCETRIS. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, although we reported that our ALCANZA trial met its primary endpoint and we plan to submit an sBLA to the FDA to seek approval for a new indication in the ALCANZA treatment setting, regulatory agencies, including the FDA, or their advisors, may disagree with our interpretations of data from the ALCANZA trial and may not approve the expansion of ADCETRIS’ labeled indications of use based on the results of the ALCANZA trial or any other of our clinical trials. Adverse medical events, including patient fatalities that may be attributable to ADCETRIS during a clinical trial, could cause a trial to be redone or terminated. Further, some of our clinical trials may be overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial.

We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

New competitive therapies, including immuno-oncology agents such as PD-1 inhibitors (e.g., nivolumab and pembrolizumab) have been approved by regulatory authorities (as in the case of nivolumab) or may be submitted in the near term to regulatory authorities for approval in ADCETRIS’ labeled indications in relapsed Hodgkin lymphoma, and these competitive products could negatively impact our commercial sales of ADCETRIS. In addition to the PD-1 inhibitors, compelling data have been presented involving several developing technologies, including novel cell-based therapies such as CAR modified T-cell therapies, and we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib, Takeda’s alistertib, AbbVie’s ibrutinib, and Gilead’s idelalisib, which, if successful, may compete with ADCETRIS in the future. In addition, there are many existing approaches used in the treatment of patients in ADCETRIS’ three approved indications, including auto-HSCT, combination chemotherapy, and other therapeutic regimens, all of which represent competition for ADCETRIS.

With respect to our SGN-CD33A product candidate, the FDA granted breakthrough therapy designation for AbbVie’s venetoclax and MEI Pharma’s pracinostat. If approved, venetoclax and pracinostat could be competitive with SGN-CD33A. With respect to our ASG-22ME product candidate, there are several potential competitive therapies, including checkpoint inhibitors (e.g., atezolizumab).

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

In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar” or “biosimilar” to or “interchangeable” with an FDA-approved biological product. This pathway allows competitors to reference the FDA’s prior approvals regarding innovative biological products and data submitted with a BLA to obtain approval of a biosimilar application 12 years after the time of approval of the innovative biological product. The 12-year exclusivity period runs from the initial approval of the innovator product and not from approval of a new indication. In addition, the 12-year exclusivity period does not prevent another company from independently developing a product that is highly similar to the innovative product, generating all the data necessary for a full BLA and seeking approval. Exclusivity only assures that another company cannot rely on the FDA’s prior approvals in approving a BLA for an innovator’s biological product to support the biosimilar product’s approval. Further, under the FDA’s current interpretation, it is possible that a biosimilar applicant could obtain approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for other indications.

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

We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting required post-approval and other clinical trials of, and seeking additional regulatory approvals for, ADCETRIS as well as commercializing ADCETRIS for the treatment of patients in its three approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize SGN-CD33A and our other product candidates. Accordingly, we expect to continue to incur net losses and may not achieve profitability for some time, if at all. Although we recognize revenue from ADCETRIS product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our limited commercialization history makes our future operating results difficult to predict. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

If we or our collaborators are not able to obtain or maintain required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates.

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and MTCL and in other CD30-expressing malignancies, including CTCL, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of

ADCETRIS and our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. In this regard, based on the positive data we reported from the ALCANZA trial, we plan to submit an sBLA to the FDA to seek approval for a new indication in the ALCANZA treatment setting. Even if the FDA accepts our planned sBLA for filing, the FDA may disagree with our interpretations of the data from the ALCANZA trial and/or may otherwise determine not to approve our planned sBLA in a timely manner or at all. Moreover, even though our ALCANZA, ECHELON-1 and ECHELON-2 trials are being conducted under SPA agreements with the FDA, this is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that were or are being conducted under SPAs with the FDA will be sufficient to support FDA approval. Further, a SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols. In addition, a SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement and the data and results from the applicable clinical trial. For example, even though we believe that the data from the ALCANZA trial are supportive of approval of ADCETRIS in the ALCANZA treatment setting, our SPA with the FDA covering the ALCANZA trial is not a guarantee or indication of approval of ADCETRIS in the ALCANZA treatment setting (or in any other indication). Regulatory agencies also may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies or REMS for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in additional indications, including any indications in the ALCANZA treatment setting.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols and/or related SPA agreements to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In addition, as part of the U.S. Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. However, the FDA does not always meet its PDUFA targeted action dates and if the FDA were to fail to meet a PDUFA targeted action date in the future for ADCETRIS, including in connection with our planned sBLA submission to seek approval to market ADCETRIS in the ALCANZA treatment setting, the commercialization of ADCETRIS in any additional indications could be delayed or impaired. Due to these and other factors, ADCETRIS could take a significantly longer time to gain regulatory approvals in any additional indications than we expect or may never gain additional regulatory approvals, which could delay or eliminate any potential product revenue from sales of ADCETRIS in any additional indications, which could significantly delay or prevent us from achieving profitability.

We depend on collaborative relationships with other companies to assist in the research and development of ADCETRIS and for the development and commercialization of product candidates utilizing or incorporating our technologies. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, this may negatively affect our ability to commercialize ADCETRIS, develop other product candidates and/or generate revenues through technology licensing, or may otherwise negatively affect our business.

We have established and intend to continue to establish collaborations with third parties to develop and market ADCETRIS and some of our current and future product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada. In addition, we have entered into a 50/50 co-development agreement with Astellas for the development of ADCs, including ASG-22ME. We also have ADC collaborations with AbbVie, Bayer, Celldex, Genentech, GSK, Pfizer, Progenics, and Takeda, and an ADC co-development agreement with Genmab. In addition, we have entered into a collaboration agreement with Unum to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for cancer. Our dependence on collaborative arrangements to assist in the development and commercialization of ADCETRIS and for the development and commercialization of product candidates utilizing or incorporating our technologies subjects us to a number of risks, including:

•	we are not able to control the amount and timing of resources that our collaborators or co-development partners devote to the development or commercialization of products and product candidates utilizing or incorporating our technologies, or to their marketing and distribution;

•	disputes may arise between us and our collaborators or co-development partners that result in the delay or termination of the research, development or commercialization of the applicable products and product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

•	with respect to collaboration and co-development arrangements under which we have an active role, such as our ADCETRIS collaboration and our 50/50 co-development agreement with Astellas, we may have differing opinions or priorities than our collaborators or co-development partners, or we may encounter challenges in joint decision making, which may result in the delay or termination of the research, development or commercialization of the applicable products and product candidates, including ADCETRIS and ASG-22ME;

•	our current and potential future collaborators and co-development partners may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	significant delays in the development of product candidates by current and potential collaborators and co-development partners could allow competitors to bring products to market before product candidates utilizing or incorporating our technologies are approved and impair the ability of current and potential future collaborators and co-development partners to effectively commercialize these product candidates;

•	our relationships with our collaborators and co-development partners may divert significant time and effort of our scientific staff and management team and require the effective allocation of our resources to multiple internal, collaborative and co-development projects;

•	our current and potential future collaborators and co-development partners may not be successful in their efforts to obtain regulatory approvals in a timely manner, or at all;

•	our current and potential future collaborators and co-development partners may receive regulatory sanctions relating to other aspects of their business that could adversely affect the development, approval or commercialization of the applicable products or product candidates;

•	our current and potential future collaborators and co-development partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	business combinations or significant changes in a collaborator’s or co-development partner’s business strategy may adversely affect such party’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator or co-development partner could independently move forward with competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators or co-development partners that are developed by such collaborator or co-development partner either independently or in collaboration with others, including our competitors;

•	our current and potential collaborators and co-development partners may experience financial difficulties; and

•	our collaborations and co-development agreements may be terminated, breached or allowed to expire, or our collaborators or co-development partners may reduce the scope of our agreements with them, which could have material adverse effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, and/or reimbursement of development costs, and which could require us to devote additional efforts and to incur the additional costs associated with pursuing internal development and commercialization of the applicable products and product candidates.

If our collaborative or co-development arrangements are not successful as a result of any of the above factors, or any other factors, then our ability to advance the development and commercialization of the applicable products and product candidates and to otherwise generate revenue from these arrangements and to become profitable will be adversely affected, and our business and business prospects may be materially harmed. In particular, if Takeda were to terminate the ADCETRIS collaboration, we would not receive milestone payments, co-funded development payments or royalties for the sale of ADCETRIS outside the United States and Canada. As a result of such termination, we may have to engage another collaborator to complete the ADCETRIS development process and to commercialize ADCETRIS outside the United States and Canada, or to complete the development process and undertake commercializing ADCETRIS outside the United States and Canada ourselves, either of which could significantly delay the continued development and commercialization of ADCETRIS and increase our costs. In turn, this could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing ADCETRIS, which are now being co-funded by Takeda.

In the future, we may not be able to locate third-party collaborators or co-development partners to develop and market products and product candidates utilizing or incorporating our technologies, and we may lack the capital and resources necessary to develop and market these products and product candidates alone.

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

In addition, we anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for ADCETRIS or any future approved product, which may harm our business. For example, increased discounts, rebates or chargebacks may be mandated by governmental or private insurers or fee caps and pricing pressures enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our products, including ADCETRIS. In addition, drug- pricing strategies by pharmaceutical companies have recently come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect further federal and state proposals and healthcare reforms to continue to be proposed to control increasing healthcare costs and to control the rising cost of prescription drugs. These proposals, if implemented, could limit the price for ADCETRIS or any future approved products. Commercial opportunity could be negatively impacted by legislative action that controls pricing, mandates price negotiations, or increases government discounts and rebates. For example, in March 2016, the Centers for Medicare and Medicaid Services, or CMS, proposed to conduct a demonstration project that would reduce the Medicare payment rates for most Part B drugs for approximately half of all providers. If implemented, this project could potentially limit our ability to change pricing for ADCETRIS and all drugs reimbursed under Medicare Part B. Implementation could negatively impact future revenue from sales of ADCETRIS.

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

To date, we have depended on a small number of collaborators for a substantial portion of our revenue. The loss of any one of these collaborators or changes in their product development or business strategy could result in a material decline in our revenue.

We have collaborations with a limited number of companies. To date, a substantial portion of our revenue has resulted from payments made under agreements with our corporate collaborators, and although ADCETRIS sales currently comprise a greater proportion of our revenue, we expect that a portion of our revenue will continue to come from corporate collaborations. Even though ADCETRIS received regulatory approval in the United States, our revenues will still depend in part on Takeda’s ability and willingness to market the approved product outside of the United States and Canada. The loss of our collaborators, especially Takeda, changes in product development or business strategies of our collaborators, or the failure of our collaborators to perform their obligations under their agreements with us for any reason, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our financial performance. Payments under our existing and future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

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

ADCETRIS and our SGN-CD33A, ASG-22ME, SGN-CD19A, ASG-15ME, SGN-LIV1A, SGN-CD19B, and SGN-CD123A product candidates are all based on our ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our collaborations with AbbVie, Astellas, Bayer, Celldex, Genentech, GSK, Pfizer, and Progenics, and our co-development agreements with Takeda, Astellas, and Genmab. Although ADCETRIS has received marketing approval in the United States, Canada, the European Union, Japan and other countries, ADCETRIS is our first and only ADC product that has been approved for commercial sale in any jurisdiction. Any failures or setbacks in our ADC development program, including adverse effects resulting from the use of this technology in human clinical trials, could have a detrimental impact on the continued commercialization of ADCETRIS in its current or any potential future approved indications and on our internal product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

Our current product candidates are in various stages of clinical development, and it is possible that none of these product candidates will ever become commercial products.

Our current product candidates are in various stages of clinical development, and other than SGN-CD33A, our product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. We recently initiated a phase 3 clinical trial, called the CASCADE trial, which is designed to evaluate SGN-CD33A in combination with HMAs in previously untreated older AML patients. While the interim phase 1 data may be promising, SGN-CD33A has never been evaluated in a randomized trial with other active agents and we cannot be certain that the design of, or data collected from, the CASCADE trial will be adequate to demonstrate the safety and efficacy of SGN-CD33A for the treatment of patients with AML, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. Currently, our other clinical-stage product candidates include six ADC programs, which consist of ASG-22ME, SGN-CD19A, ASG-15ME, SGN-LIV1A, SGN-CD19B, and SGN-CD123A, and an immuno-oncology agent called SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology. If a product candidate fails at any stage of development or we otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. Moreover, we still have only limited data from our phase 1 trials of our product candidates. As a result, we may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates and it is possible that none of our current product candidates will ever become commercial products. In addition, we expect that much of our effort and many of our expenditures over the next few years will be devoted to the additional clinical development of and commercialization activities associated with ADCETRIS, which may restrict or delay our ability to develop our clinical and preclinical product candidates.

We may need to raise significant amounts of additional capital that may not be available to us.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our preclinical development, manufacturing and clinical trial activities for ADCETRIS and our other pipeline programs, and expand internationally, as well as commercialize ADCETRIS and position ADCETRIS for potential additional regulatory approvals. As a result of these expenditures, we may need to raise significant amounts of additional capital. In addition, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for those acquisitions. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements, and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

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

In addition, changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing, and clinical trial expenses in connection with our expanding pipeline programs, including several phase 3 trials, or our undertaking of additional business activities or engaging in strategic business transactions. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. For example, on June 23, 2016, the electorate in the U.K. voted in favor of leaving the European Union (commonly referred to as “Brexit”). The withdrawal of the U.K. from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. The U.K. government has announced that it intends to deliver a notice of withdrawal by the end of March 2017. It is likely that the withdrawal of the U.K. from the European Union will involve a process of lengthy negotiations between the U.K and European Union member states to determine the future terms of the U.K.’s relationship with the European Union. This could lead to a period of considerable uncertainty, particularly in relation to global financial markets which in turn could adversely affect our ability to raise additional capital. In any event, in the event of adverse capital and credit market conditions, we may not be able to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects.

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

We may engage in strategic transactions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

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

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the third quarter of 2016, our closing stock price fluctuated between $40.15 and $56.57 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union, Japan and other countries in which Takeda has received approval by relevant regulatory authorities;

•	announcements regarding the results of discovery efforts and preclinical, clinical and commercial activities by us, or those of our competitors;

•	announcements of FDA or foreign regulatory approval or non-approval of ADCETRIS, or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process, including in connection with our planned sBLA submission to the FDA to seek approval of ADCETRIS in the ALCANZA treatment setting;

•	announcements regarding the results of the clinical trials we and/or Takeda are conducting or may in the future conduct for ADCETRIS, including our ECHELON-1 and ECHELON-2 phase 3 trials;

•	announcements regarding, or negative publicity concerning, adverse events associated with the use of ADCETRIS;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•	termination of or changes in our existing collaborations or licensing arrangements, especially our ADCETRIS collaboration with Takeda or establishment of new collaborations or licensing arrangements;

•	our entry into material strategic transactions including licensing or acquisition of products, businesses or technologies;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our raising of additional capital when we need it and the terms upon which we may raise any additional capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.

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

        Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of October 21, 2016, we had 141,552,646 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity- related securities, including convertible debt, to meet our capital needs, including in connection with funding acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us, collectively beneficially owned approximately 31.2% of our common stock as of October 21, 2016. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, we would be obligated to effect such registration. On October 12, 2016, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 44,059,594 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities, by its exercise of these registration and/or underwriting rights in the future, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our October 2016 registration of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Our existing stockholders have significant control of our management and affairs.

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 70.1% of our voting power as of October 21, 2016. As a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 5.	Other Information

On October 26, 2016, upon the approval of the Compensation Committee of our Board of Directors, we entered into amended and restated employment agreements, or the Amended Employment Agreements, with each of Clay Siegall, our President and Chief Executive Officer, Todd E. Simpson, our Chief Financial Officer, Eric L. Dobmeier, our Chief Operating Officer, Jonathan Drachman, M.D., Chief Medical Officer and Jean Liu, our General Counsel and Executive Vice President, Legal Affairs, or, collectively, our Named Executive Officers. The Amended Employment Agreements replaced the employment agreements that we previously entered into with such Named Executive Officers, or the Prior Employment Agreements. Each Named Executive Officer’s Amended Employment Agreement contains the same terms as in his or her Prior Employment Agreement, except that the accelerated vesting benefits provided for under his or her Prior Employment Agreement now apply to all equity awards held by the Named Executive Officer (unless specifically provided otherwise in the applicable equity award agreement) instead of only to stock options and restricted stock awards, as was the case under his or her Prior Employment Agreement. The Amended Employment Agreements do not contain any other material changes from the Prior Employment Agreements. The foregoing description of the Amended Employment Agreements is qualified in its entirety by reference to the full text of the Amended Employment Agreements, which are filed as Exhibits 10.4, 10.5, 10.6, 10.7 and 10.9 to this quarterly report on Form 10-Q.

Item 6. Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015

10.1+†	Ninth Amendment to Development and Supply Agreement, effective as of August 23, 2016 between AbbVie Inc. and Seattle Genetics, Inc.	—	—	—	—

10.2*+	Seattle Genetics, Inc. Long Term Incentive Plan for SGN-CD33A	—	—	—	—

10.3*+	Form of Notice of Grant and Stock Unit Agreement for Seattle Genetics, Inc. Long Term Incentive Plan for SGN-CD33A under the Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan	—	—	—	—

10.4*+	Amended and Restated Employment Agreement, dated October 26, 2016, between Seattle Genetics, Inc. and Clay Siegall	—	—	—	—

10.5*+	Amended and Restated Employment Agreement, dated October 26, 2016, between Seattle Genetics, Inc. and Todd Simpson	—	—	—	—

10.6*+	Amended and Restated Employment Agreement, dated October 26, 2016, between Seattle Genetics, Inc. and Eric Dobmeier	—	—	—	—

10.7*+	Amended and Restated Employment Agreement, dated October 26, 2016, between Seattle Genetics, Inc. and Jonathan Drachman	—	—	—	—

10.8*+	Amended and Restated Employment Agreement, dated October 26, 2016, between Seattle Genetics, Inc. and Vaughn Himes	—	—	—	—

10.9*+	Amended and Restated Employment Agreement, dated October 26, 2016, between Seattle Genetics, Inc. and Jean Liu	—	—	—	—

10.10*+	Amended and Restated Employment Agreement, dated October 26, 2016, between Seattle Genetics, Inc. and Darren Cline	—	—	—	—

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 27, 2016

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015

10.1+†	Ninth Amendment to Development and Supply Agreement, effective as of August 23, 2016 between AbbVie Inc. and Seattle Genetics, Inc.	—	—	—	—

10.2*+	Seattle Genetics, Inc. Long Term Incentive Plan for SGN-CD33A	—	—	—	—

10.3*+	Form of Notice of Grant and Stock Unit Agreement for Seattle Genetics, Inc. Long Term Incentive Plan for SGN-CD33A under the Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan	—	—	—	—

10.4*+	Amended and Restated Employment Agreement, dated October 26, 2016, between Seattle Genetics, Inc. and Clay Siegall	—	—	—	—

10.5*+	Amended and Restated Employment Agreement, dated October 26, 2016, between Seattle Genetics, Inc. and Todd Simpson	—	—	—	—

10.6*+	Amended and Restated Employment Agreement, dated October 26, 2016, between Seattle Genetics, Inc. and Eric Dobmeier	—	—	—	—

10.7*+	Amended and Restated Employment Agreement, dated October 26, 2016, between Seattle Genetics, Inc. and Jonathan Drachman	—	—	—	—

10.8*+	Amended and Restated Employment Agreement, dated October 26, 2016, between Seattle Genetics, Inc. and Vaughn Himes	—	—	—	—

10.9*+	Amended and Restated Employment Agreement, dated October 26, 2016, between Seattle Genetics, Inc. and Jean Liu	—	—	—	—

10.10*+	Amended and Restated Employment Agreement, dated October 26, 2016, between Seattle Genetics, Inc. and Darren Cline	—	—	—	—

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.