Form 10-Q
period 2017-03-31
SEATTLE GENETICS INC /WA
filed 2017-05-01
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2017, there were 142,716,597 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc. Quarterly

Report on Form 10-Q

For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$75,767	$108,673
Short-term investments	430,637	480,313
Accounts receivable, net	73,687	61,928
Inventories	60,723	68,124
Prepaid expenses and other current assets	15,417	15,610

Total current assets	656,231	734,648
Property and equipment, net	67,980	62,870
Long-term investments	29,980	29,988
Other non-current assets	29,857	10,890

Total assets	$784,048	$838,396

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$99,213	$120,669
Current portion of deferred revenue	29,682	27,847

Total current liabilities	128,895	148,516

Long-term liabilities
Deferred revenue, less current portion	49,103	53,006
Deferred rent and other long-term liabilities	2,673	2,787

Total long-term liabilities	51,776	55,793

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 142,643 shares issued and outstanding at March 31, 2017 and 142,193 shares issued and outstanding at December 31, 2016	143	142
Additional paid-in capital	1,726,347	1,701,048
Accumulated other comprehensive income (loss)	3,917	(63)
Accumulated deficit	(1,127,030)	(1,067,040)

Total stockholders’ equity	603,377	634,087

Total liabilities and stockholders’ equity	$784,048	$838,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Net product sales	$70,321	$58,648
Collaboration and license agreement revenues	21,830	20,176
Royalty revenues	16,980	32,331

Total revenues	109,131	111,155

Costs and expenses
Cost of sales	7,481	5,944
Cost of royalty revenues	4,380	3,615
Research and development	118,184	92,871
Selling, general and administrative	38,404	29,747

Total costs and expenses	168,449	132,177

Loss from operations	(59,318)	(21,022)
Investment and other income (loss), net	(672)	544

Net loss	$(59,990)	$(20,478)

Net loss per share—basic and diluted	$(0.42)	$(0.15)

Shares used in computation of net loss per share—basic and diluted	142,458	139,890

Comprehensive income (loss):
Net loss	$(59,990)	$(20,478)
Other comprehensive income:
Foreign currency translation gain (loss)	(2)	8
Unrealized gain on securities available for sale, net of tax	3,982	785

Total other comprehensive income	3,980	793

Comprehensive loss	$(56,010)	$(19,685)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(59,990)	$(20,478)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	14,465	12,182
Depreciation and amortization	4,784	4,230
Amortization of premiums, accretion of discounts and loss on investments	1,836	2,343
Deferred rent and other long-term liabilities	(114)	(224)
Changes in operating assets and liabilities
Accounts receivable, net	(11,759)	538
Inventories	7,401	(3,087)
Prepaid expenses and other assets	445	(2,672)
Accounts payable and accrued liabilities	(18,544)	(1,639)
Deferred revenue	(2,068)	(9,030)

Net cash used in operating activities	(63,544)	(17,837)

Investing activities
Purchases of securities available-for-sale	(208,370)	(112,736)
Proceeds from maturities of securities available-for-sale	182,700	149,500
Proceeds from sales of securities available-for-sale	60,056	0
Purchases of property and equipment	(14,583)	(7,333)

Net cash provided by investing activities	19,803	29,431

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	10,835	5,698

Net cash provided by financing activities	10,835	5,698

Net (decrease) increase in cash and cash equivalents	(32,906)	17,292
Cash and cash equivalents at beginning of period	108,673	102,255

Cash and cash equivalents at end of period	$75,767	$119,547

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

The condensed consolidated balance sheet data as of December 31, 2016 were derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented.

Unless indicated otherwise, all amounts presented in financial tables are presented in thousands, except for per share and par value amounts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Non-cash investing activities

The Company had $3.2 million and $8.1 million of accrued capital expenditures as of March 31, 2017 and December 31, 2016, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have not been included in the statement of cash flows until such amounts have been paid in cash.

Investments

The Company invests cash resources primarily in debt securities. In addition, as of March 31, 2017, the Company also held an equity investment in Immunomedics, Inc., or Immunomedics, common stock as further described in Note 6. These debt and equity securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, realized losses and declines in the value of securities judged to be other-than-temporary, are included in investment and other income, net. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income, net. Interest and dividends earned on all securities are included in investment and other income, net. The Company classifies investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. The Company classifies its equity investment in Immunomedics in other non-current assets.

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

Other non-current assets

In addition to the equity investment in Immunomedics, other non-current assets included a $5.0 million non-controlling investment in a privately-held company that is accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of the investment if significant adverse events or circumstances indicate an impairment in value. As of March 31, 2017, no impairment in value had been observed.

Long-term incentive plans

The Company has established Long-Term Incentive Plans, or LTIPs. The LTIPs provide eligible employees with the opportunity to receive performance-based incentives, which may be comprised of a cash payment, stock options, and restricted stock units. As of March 31, 2017, the estimated value to be delivered under the LTIPs was $42.9 million. No compensation expense has been recorded to date under the LTIPs. The total potential value to be delivered under the LTIPs is expected to change in the future for several reasons, including the addition of more eligible employees to the LTIPs.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, FASB issued an Accounting Standards Update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to the Company’s fiscal year beginning January 1, 2018. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including “ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations”, “ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, “ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” and “ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The Company’s preliminary assessment of this new standard is that it will generally not change the way in which the Company recognizes product revenue from sales of ADCETRIS. However, the Company expects that sales-based royalties and commercial sales-based milestones will be recorded in the period of the related sale based on estimates, rather than recording them as reported by the customer. In addition, the achievement of development milestones under the Company’s collaborations will be recorded in the period their achievement becomes probable, which may result in their recognition earlier than under current accounting principles. The new standard also requires more extensive disclosures related to revenue recognition, particularly in quarterly financial statements. The Company will adopt the standard on January 1, 2018 and intends to use the modified retrospective method of adoption. The Company is continuing to evaluate the impact of the standard on all of its revenues, including those mentioned above, and its assessments may change in the future based on its ongoing evaluation.

In January 2016, FASB issued an Accounting Standards Update entitled “ASU 2016-01, Financial Instruments: Overall.” The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company will adopt the standard on January 1, 2018 using a modified retrospective approach. The standard will require that the Company record changes in the fair value of equity securities in net income or loss. The implementation of this standard is expected to increase the volatility of net income to the extent that the Company continues to hold equity securities.

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

In March 2016, FASB issued an Accounting Standard Update entitled “ASU 2016-09, Compensation – Stock Compensation.” The standard is intended to simplify certain elements of accounting for share-based payment transactions, including the income tax impact, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the standard allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as currently required, or account for forfeitures when they occur. The Company has elected to continue estimating the number of awards that are expected to vest. The Company adopted the standard as of January 1, 2017. Since the Company has incurred net losses since its inception and maintains a full valuation allowance on its net deferred tax assets, the adoption did not have a material impact on the Company’s financial condition, results of operations and cash flows.

In October 2016, FASB issued an Accounting Standard Update entitled “ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory”. The standard is intended to simplify the accounting for intercompany sales of assets other than inventory. Under current GAAP, the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. Under the new guidance, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The standard will become effective for the Company beginning on January 1, 2018. The Company is currently evaluating the new standard; however, since the Company has incurred net losses since its inception and maintains a full valuation allowance on its net deferred tax assets, the adoption is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows, or financial statement disclosures.

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

In January 2017, FASB issued an Accounting Standard Update entitled, “ASU 2017-01, Business Combinations: Clarifying the Definition of a Business.” The objective of the standard is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The Company adopted this standard on a prospective basis as of January 1, 2017. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations and cash flows, or financial statement disclosures.

2. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units and options to purchase common stock from the calculation of basic and diluted net loss per share as such securities are anti-dilutive for all periods presented. The weighted-average number of restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 13,321,000 and 12,321,000 for the three months ended March 31, 2017 and 2016, respectively.

3. Investments

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2017
U.S. Treasury securities	$460,860	$1	$(244)	$460,617
Common stock investment in Immunomedics	12,677	6,733	0	19,410

Total	$473,537	$6,734	$(244)	$480,027

Contractual Maturities (at date of purchase)
Due in one year or less	$273,658			$273,568
Due in one to two years	187,202			187,049

Total	$460,860			$460,617

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2016
U.S. Treasury securities	$510,356	$68	$(123)	$510,301

Contractual Maturities (at date of purchase)
Due in one year or less	$229,856			$229,864
Due in one to two years	280,500			280,437

Total	$510,356			$510,301

Investments are presented in the accompanying consolidated balance sheets as follows (in thousands):

	March 31, 2017	December 31, 2016
Short-term investments	$430,637	$480,313
Long-term investments	29,980	29,988
Other non-current assets—Common stock investment in Immunomedics	19,410	0

Total	$480,027	$510,301

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
March 31, 2017
U.S. Treasury securities	$383,670	$(244)	$	NA	$	NA

December 31, 2016
U.S. Treasury securities	$200,327	$(123)	$	NA	$	NA

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

Level 1 investments are valued based on quoted market prices in active markets. The Company did not hold any Level 2 or 3 investments as of March 31, 2017 or December 31, 2016 and did not transfer any investments between Levels 1, 2 and 3 during the three month period ended March 31, 2017.

The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of March 31, 2017
Short-term investments—U.S. Treasury securities	$430,637	$0	$0	$430,637
Long-term investments—U.S. Treasury securities	29,980	0	0	29,980
Other non-current assets—Common stock investment in Immunomedics	19,410	0	0	19,410

Total	$480,027	$0	$0	$480,027

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2016
Short-term investments—U.S. Treasury securities	$480,313	$0	$0	$480,313
Long-term investments—U.S. Treasury securities	29,988	0	0	29,988

Total	$510,301	$0	$0	$510,301

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$51,253	$62,516
Work in process	1,252	8
Finished goods	8,218	5,600

Total	$60,723	$68,124

The Company capitalizes ADCETRIS inventory costs. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales. The Company does not capitalize manufacturing costs for any of its product candidates.

6. Immunomedics, Inc. stock purchase agreement

In February 2017, the Company entered into a stock purchase agreement, or the Stock Purchase Agreement, with Immunomedics in connection with a potential development and license agreement, or the Immunomedics License. The Company paid Immunomedics $14.7 million as consideration for 3.0 million shares of Immunomedics common stock and a warrant to purchase an additional 8.7 million shares of common stock at an exercise price $4.90 per share. The consideration was allocated between the common stock and the warrant based on the relative fair values as of the closing date, or $12.7 million and $2.0 million, respectively. The shares of common stock are classified as available-for-sale securities and carried at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. The common stock investment is included in other non-current assets as of March 31, 2017. Based on management’s assessment, the value of the warrant was determined to be substantially impaired as of March 31, 2017, and charged to investment and other income (loss), net, for the three months ended March 31, 2017.

7. Legal matters

On January 10, 2017, the Company became a named defendant in a securities class action complaint seeking compensatory damages of an undisclosed amount. On March 29, 2017, a stockholder derivative lawsuit was filed in Washington Superior Court for the County of Snohomish, naming as defendants certain of the Company’s current and former executive officers and members of its board of directors. The Company is named as a nominal defendant. The Company does not believe it is feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amount of, or potential range of, loss with respect to these proceedings. In addition, the timing of the final resolution of these proceedings is uncertain. As a result of these lawsuits, the Company will incur litigation expenses and may incur indemnification expenses, and potential resolutions of the lawsuits could include settlements requiring payments. Those expenses could have a material impact on the Company’s financial position, results of operations, and cash flows.

On February 13, 2017, the Company was named a co-defendant in a lawsuit filed by venBio in the Delaware Chancery Court, or the Court, against the members of the board of directors of Immunomedics. The lawsuit alleges that the members of the Immunomedics board breached their fiduciary duties toward their stockholders by hastily licensing IMMU-132 to the Company. The Company is alleged to have aided and abetted the breach of fiduciary duties. On March 9, 2017, the Court issued a temporary restraining order enjoining taking any action in furtherance of the closing of the transactions contemplated by the Immunomedics License. The temporary restraining order will remain in place pending a trial on the merits scheduled for June 19, 2017. The Company cannot predict the outcome of the lawsuit or the impact it may have on the Immunomedics License or the Stock Purchase Agreement, or the closing of the transactions contemplated by the Immunomedics License. Further, it is possible that, in connection with the lawsuit, the Immunomedics License or the Stock Purchase Agreement could be terminated, rescinded or reformed in a way that is disadvantageous to us, including a potential increase in the transaction consideration payable to Immunomedics under the Immunomedics License, or that otherwise adversely affects the anticipated benefits to us of the Immunomedics License. The Company does not believe it is feasible to predict or determine the outcome or resolution of this lawsuit, or to estimate the amount of, or potential range of, loss with respect to this lawsuit, including any potential impacts on the value of the common stock purchased by the Company. In addition, the timing of the final resolution of this lawsuit is uncertain. As a result of the lawsuit, the Company will incur litigation expenses, and potential resolution of the lawsuit could include a settlement requiring payments. Those expenses could have a material impact on the Company’s financial position, results of operations, and cash flows.

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

We are also advancing the development of SGN-CD33A, or vadastuximab talirine. A phase 3 clinical trial, called the CASCADE trial, was initiated in the second quarter of 2016 based on data from our phase 1 clinical trial for patients with acute myeloid leukemia, or AML. The CASCADE trial is evaluating SGN-CD33A in combination with hypomethylating agents, or HMAs, in previously untreated older patients with AML who are not candidates for intensive induction chemotherapy. In addition, we plan to initiate a randomized phase 2 trial during 2017 evaluating SGN-CD33A in combination with standard of care chemotherapy in frontline, younger AML patients. On March 6, 2017, we announced that the FDA had lifted the clinical hold announced on December 27, 2016 on phase 1 trials of SGN-CD33A in AML.

In addition, in collaboration with Astellas Pharma, Inc., or Astellas, we are developing ASG-22ME, or enfortumab vedotin. Based on recent discussions with the FDA, in the second half of 2017, we and Astellas plan to initiate a pivotal phase 2 clinical trial for metastatic urothelial cancer patients who have been previously treated with a checkpoint inhibitor therapy.

Our clinical-stage pipeline also includes six other antibody-drug conjugate, or ADC, programs consisting of SGN-LIV1A, SGN-CD19A, or denintuzumab mafodotin, SGN-CD19B, SGN-CD123A, SGN-CD352A, and ASG-15ME, as well as two immuno-oncology agents, SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology, and SGN-2FF, which is a novel small molecule. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies, including SGN-CD48A.

We announced on February 10, 2017 that we had entered into a development and license agreement, or the Immunomedics License, with Immunomedics, Inc., or Immunomedics, pursuant to which, upon the terms and subject to the conditions set forth in the Immunomedics License, we would receive exclusive worldwide rights to develop, manufacture and commercialize sacituzumab govitecan, or IMMU-132. IMMU-132 is an ADC targeted to TROP-2, which is expressed in several solid tumors, and is in a pivotal phase 1/2 trial for patients with triple negative breast cancer, or TNBC, and is being investigated in other solid tumors. IMMU-132 received Breakthrough Therapy Designation, or BTD, from the FDA for the treatment of patients with TNBC who have failed prior therapies for metastatic disease. In the event that the transaction closes, under the terms of the Immunomedics License, we would pay Immunomedics an upfront payment of $250 million. In addition, Immunomedics would also be eligible to receive development, regulatory and sales-dependent milestone payments across multiple indications and geographical regions of up to a total maximum of approximately $1.7 billion, as well as royalties which would be based on a percentage of annual net sales of the licensed products, if any, beginning in the teens and rising to twenty percent based on sales volume. In addition, on February 10, 2017, we also entered into an agreement, or the Stock Purchase Agreement, to purchase 3,000,000 shares of common stock of Immunomedics at an aggregate purchase price of $14.7 million, and on February 16, 2017, Immunomedics issued us a warrant to purchase up to 8,655,804 additional shares of common stock of Immunomedics at an exercise price of $4.90 per share which is exercisable until February 10, 2020. On February 13, 2017, we were named a co-defendant in a lawsuit filed by venBio Select Advisors LLC, or venBio, in the Delaware Chancery Court, or the Court, against the members of the board of directors of Immunomedics pursuant to which, among other things, venBio sought to enjoin the closing of the transactions contemplated by the Immunomedics License. On March 9, 2017, the Court issued a temporary restraining order enjoining taking any action in furtherance of the closing of the transactions contemplated by the Immunomedics License. The temporary restraining order will remain in place pending a trial on the merits currently scheduled for June 19, 2017. We cannot predict the outcome of this legal proceeding or the impact it may have on the Immunomedics License or the Stock Purchase Agreement, or the closing of the transactions contemplated by the Immunomedics License. However, it is possible that, in connection with the venBio lawsuit, the Immunomedics License or the Stock Purchase Agreement could be terminated, rescinded or reformed in a way that is disadvantageous to us, including a potential increase in the transaction consideration payable to Immunomedics under the Immunomedics License, or that otherwise adversely affects the anticipated benefits to us of the Immunomedics License. In any event, we may be unable to consummate the transactions contemplated by the Immunomedics License, whether as a result of the venBio lawsuit or otherwise, in which case we will not realize any of the benefits of the licensing of IMMU-132.

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

Our ongoing research, development and commercial activities will require substantial amounts of capital and may not ultimately be successful. Over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization of ADCETRIS, and the continued development of ADCETRIS and SGN-CD33A. Our other product candidates are in relatively early stages of development; SGN-CD33A, and our other product candidates will require significant further development, financial resources and personnel to pursue and obtain regulatory approval and develop into commercially viable products, if at all. In addition, SGN-CD33A is our only product candidate in late stage clinical development and if we are unable to advance the development of SGN-CD33A, or if we fail to produce positive results in the CASCADE trial, the commercialization prospects for SGN-CD33A, as well as our business and financial prospects, would be materially adversely affected. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, the research, continued development and manufacturing of our product candidates, and the transactions contemplated by the Immunomedics License, if consummated, would likely require us to raise substantial amounts of additional capital and our operating expenses would fluctuate as a result of such activities. In addition, we may incur significant milestone payment obligations to certain of our licensors as our product candidates progress through clinical trials towards potential commercialization.

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

Financial summary

For the three months ended March 31, 2017, total revenues decreased to $109.1 million, compared to $111.2 million for the same period in 2016. This decrease was driven primarily by royalty revenues, which included a one-time $20.0 million milestone payment in 2016, offset by an increase in ADCETRIS net product sales. Net product sales of ADCETRIS were $70.3 million for the three months ended March 31, 2017, compared to $58.6 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, total costs and expenses increased to $168.4 million, compared to $132.2 million for the same period in 2016. This primarily reflects increased investment in ASG-22ME and SGN-CD33A, as well as investment in our growing pipeline of pre-clinical and clinical-stage programs. As of March 31, 2017, we had $536.4 million in cash, cash equivalents and short- and long-term investments, and $603.4 million in total stockholders’ equity.

Results of operations

Three months ended March 31, 2017 and 2016

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were as follows ($ in thousands):

	Three months ended March 31,
	2017	2016	% Change
Net product sales	$70,321	$58,648	20%

The increase in net product sales for the three months ended March 31, 2017 over the comparable period in 2016 primarily resulted from an increase in sales volume in the 2017 period, and to a lesser extent, from the effect of price increases instituted since the 2016 period. The increase in sales volume in 2017 was primarily driven by increased use of ADCETRIS across multiple lines of therapy in Hodgkin lymphoma and for the treatment of other CD30-expressing malignancies.

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

Gross-to-net deductions, net of related payments and credits, are summarized as follows (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2016	$9,500	$3,198	$12,698
Provision related to current period sales	22,389	1,759	24,148
Adjustment for prior period sales	(146)	(92)	(238)
Payments/credits for current period sales	(17,203)	(406)	(17,609)
Payments/credits for prior period sales	(6,258)	(1,217)	(7,475)

Balance as of March 31, 2017	$8,282	$3,242	$11,524

Mandatory government discounts are the most significant component of our total gross to net deductions and the discount percentage has been increasing. These discount percentages increased during the three months ended March 31, 2017 over the comparable period in 2016 as a result of price increases we instituted that exceeded the rate of inflation, and to a lesser extent, as a result of an increase in sales eligible for government mandated rebates or chargebacks. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors.

We implemented a price increase at the beginning of 2017. As a result of this price increase and a continued increase in the percentage of our gross sales that are eligible for government mandated rebates and chargebacks, we expect gross-to-net deductions to increase in 2017. In recent months there has been extensive discussion in the United States about expanding government discount programs, including allowing Medicare to negotiate drug prices, and pressure on pharmaceutical drug pricing is expected to increase. If government discounted programs are expanded or discounts increased as a result of changes in regulations in the United States, our gross to net deductions will increase and our net sales will be negatively impacted.

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

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three months ended March 31,
Collaboration and license agreement revenue by collaborator ($ in thousands)	2017	2016	% Change
Takeda	$20,266	$12,886	57%
AbbVie	719	4,206	(83%)
Other	845	3,084	(73%)

Total	$21,830	$20,176	8%

Collaboration revenues from Takeda fluctuate based on changes in the earned portion of reimbursement funding under the ADCETRIS collaboration, which are influenced by the activities each party is performing under the collaboration agreement at a given time. Collaboration revenues from Takeda increased during the three months ended March 31, 2017 from the comparable period in 2016, primarily driven by an increase in drug product supply activities.

Revenues from AbbVie decreased during the three months ended March 31, 2017 from the comparable period in 2016 due to the completion of the performance obligation period in 2016, over which the upfront payments, maintenance fees, development milestone payments were being amortized.

Changes in revenues recognized from our other collaboration agreements, which include our ADC collaborations and our co-development collaborations, reflect the timing of development milestones and licensing fees.

Our collaboration and license agreement revenues are impacted by the term and duration of our collaboration and license agreements and by progress-dependent milestones, annual maintenance fees and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved and our ability to enter into additional collaboration and co-development agreements. We expect our collaboration and license agreement revenues in 2017 to be consistent with 2016. We have a significant balance of deferred revenue, representing prior payments from our collaborators that have not yet been recognized as revenue. This deferred revenue will be recognized as revenue in future periods using a time-based approach as we fulfill our performance obligations.

Collaboration agreements

Takeda

Our ADCETRIS collaboration with Takeda provides for the global co-development of ADCETRIS by the companies and the commercialization of ADCETRIS by Takeda in its territory. We received an upfront payment and have received and are entitled to receive progress-dependent milestone payments based on Takeda’s achievement of significant events under the collaboration, in addition to tiered royalties with percentages starting in the mid-teens and escalating to the mid-twenties based on net sales of ADCETRIS within Takeda’s licensed territories. Additionally, the companies equally co-fund the cost of selected development activities conducted under the collaboration. We recognize as collaboration revenue the upfront payment, progress-dependent milestone payments, and net development cost reimbursement payments from Takeda over the ten-year development period of the collaboration, which began in December 2009. When the performance of development activities under the collaboration results in us making a reimbursement payment to Takeda, the effect is to reduce the amount of collaboration revenue that we record. We also receive reimbursement for the cost of drug product supplied to Takeda for its use and, in some cases, pay Takeda for drug product they supply to us. The earned portion of net collaboration payments is reflected as a component of collaboration and license agreement revenues.

As of March 31, 2017, total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $165 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $118 million relates to the achievement of regulatory milestones and up to approximately $40 million relates to the achievement of commercial milestones. As of March 31, 2017, $70 million in milestones had been achieved as a result of regulatory and commercial progress by Takeda.

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

As of March 31, 2017, our ADC collaborations and co-development agreements had generated more than $350 million, primarily in the form of upfront payments. Total milestone payments to us under our current ADC collaboration and co-development agreements could total up to approximately $3.3 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.5 billion relates to the achievement of development milestones, approximately $1.3 billion relates to the achievement of regulatory milestones and approximately $1.5 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our collaborators. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result and have resulted in a collaborator abandoning or delaying development of its product candidates. As such, the milestone payments associated with our ADC collaborations and co-development agreements involve a substantial degree of risk and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above and it is possible that we may never receive any significant milestone payments under these agreements.

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

Our royalty revenues and cost of royalty revenues were as follows ($ in thousands):

	Three months ended March 31,
	2017	2016	% Change
Royalty revenues	$16,980	$32,331	(47%)

Cost of royalty revenues	$4,380	$3,615	21%

Royalty revenues for the three months ended March 31, 2017 decreased from the comparable period in 2016 as the three month period ended March 31, 2016 included a one-time $20.0 million milestone payment triggered by Takeda’s exceeding $200 million in annual sales for the first time. The decrease driven by the milestone payment was partially offset in 2017 by increases in sales volume and thereby in the applicable royalty rate.

Cost of royalty revenues fluctuates based on the amount of net sales of ADCETRIS by Takeda in its territories.

We expect that royalty revenues will decrease in 2017 as compared to 2016 primarily as a result of the 2016 royalty revenues including the one-time $20 million sales milestone payment. We expect cost of royalty revenues to increase in 2017 primarily due to anticipated increases in sales volumes in Takeda’s territory.

Cost of sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs, and distribution and other costs. Our cost of sales was as follows ($ in thousands):

	Three months ended March 31,
	2017	2016	% Change
Cost of sales	$7,481	$5,944	26%

Cost of sales increased during the three month period ended March 31, 2017 as compared to 2016 primarily due to increased sales volumes, and to a lesser extent, due to an increase in the applicable royalty rate. We expect cost of sales to increase in 2017, primarily due to anticipated increases in sales volumes.

Research and development

Our research and development expenses are summarized as follows:

	Three months ended March 31,
Research and development ($ in thousands)	2017	2016	% Change
Research	$16,755	$15,240	10%
Development and contract manufacturing	48,909	35,358	38%
Clinical	52,520	42,273	24%

Total research and development expenses	$118,184	$92,871	27%

Research expenses include, among other things, personnel, occupancy and laboratory expenses, technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies, and the development of novel classes of stable linkers and cell-killing agents for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies, and investigational new drug, or IND-enabling pharmacology and toxicology studies. The increase in research expenses during the three months ended March 31, 2017 as compared to the same period in 2016 reflects increases in staffing as well as increased cost reimbursement under our agreement with Astellas.

Development and contract manufacturing expenses include personnel and occupancy expenses, external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase in development and contract manufacturing expenses during the three months ended March 31, 2017 as compared to the same period in 2016 primarily reflects increased development activities under our agreement with Astellas as well as increased drug product supplied to Takeda, and to a lesser extent, increases in staffing and other costs to support our growing pipeline of product candidates.

Clinical expenses include personnel, travel, occupancy costs, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase in clinical expenses during the three months ended March 31, 2017 as compared to the same period in 2016 reflects increased clinical trial activity related to our product candidates, primarily SGN-CD33A, and related increases in staffing.

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

	Three months ended March 31,		Five years ended March 31, 2017
Development program ($ in thousands)	2017	2016
ADCETRIS (brentuximab vedotin)	$23,737	$22,165	$306,647
SGN-CD33A (vadastuximab talirine)	16,488	11,080	102,945
ASG-22ME (enfortumab vedotin)	7,942	564	24,497
SGN-CD19A (denintuzumab mafodotin)	2,057	1,635	29,650
Other clinical stage programs	6,180	5,361	81,152

Total third-party costs	56,404	40,805	544,891
Other costs and overhead	61,780	52,066	828,310

Total research and development	$118,184	$92,871	$1,373,201

Third-party costs for ADCETRIS increased during the three months ended March 31, 2017 from the comparable period in 2016, primarily due to an increase in drug product supplied to Takeda, offset partially by a decrease in clinical trial activities. The cost of drug product supplied to Takeda is charged to research and development expense. We are reimbursed for the drug product, which is included as a component of collaboration revenue.

Third-party costs for SGN-CD33A increased during the three months ended March 31, 2017 from the comparable period in 2016 primarily due to an increase in clinical trial costs related to the phase 3 CASCADE clinical trial, and continued planning for potential additional SGN-CD33A phase 1 and 2 trials.

Third-party costs for ASG-22ME increased during the three months ended March 31, 2017 from the comparable period in 2016 primarily due to an increase in drug supply activities as we prepare to initiate additional clinical trials in 2017.

Third-party costs for SGN-CD19A and our other development programs were consistent with the comparable period in 2016.

Other costs and overhead include third-party costs of our other preclinical programs, including our strategic collaboration with Unum, and costs associated with personnel and facilities. These costs increased during the three months ended March 31, 2017 from the comparable period in 2016 due to development activities to expand our product pipeline, including increases in staffing levels and the expansion of our facilities to accommodate our growth.

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

We anticipate that our total research and development expenses in 2017 will increase compared to 2016 due to increased costs for the development of our product candidates, primarily SGN-CD33A, ASG-22ME, SGN-CD19A, and SGN-LIV1A. If the transactions contemplated by the Immunomedics License are consummated, we expect total research and development expenses to potentially increase significantly as a result of the upfront and other milestone payments and development costs that we would undertake as part of the Immunomedics License. Certain ADCETRIS development activities, including some clinical studies, will be conducted by Takeda, the costs of which are not reflected in our research and development expenses. Because of these and other factors, expenses will fluctuate based upon many factors, including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

Selling, general and administrative

	Three months ended March 31,
Selling, general and administrative ($ in thousands)	2017	2016	% Change
Selling, general and administrative	$38,404	$29,747	29%

Selling, general and administrative expenses increased during the three months ended March 31, 2017 from the comparable period in 2016 primarily due to increases in staffing to support our continued growth, and to a lesser extent, increases in expenses for legal matters.

We anticipate that selling, general and administrative expenses will increase in 2017 compared to 2016 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations. If the transactions contemplated by the Immunomedics License are consummated, we expect selling, general and administrative expenses to increase further.

Investment and other income (loss), net

	Three months ended March 31,
Investment and other income (loss), net ($ in thousands)	2017	2016	% Change
Investment and other income (loss), net	$(672)	$544	(224%)

Investment and other income (loss), net, includes other non-operating income and amounts earned on our investments in U.S. Treasury securities. The decrease in investment and other income (loss), net from the comparable period in 2016 is primarily related to the impairment of our investment in the Immunomedics warrant.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	March 31, 2017	December 31, 2016
Cash, cash equivalents, and short- and long-term investments	$536,384	$618,974
Working capital	527,336	586,132
Stockholders’ equity	603,377	634,087

	Three months ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$(63,544)	$(17,837)
Investing activities	19,803	29,431
Financing activities	10,835	5,698

Our combined cash, cash equivalents and investment securities decreased during the three months ended March 31, 2017 from the balance at December 31, 2016, primarily reflecting our net loss for the period, purchases of property and equipment as we expand our facilities to support our growth, and our investment in Immunomedics.

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

We have primarily financed our operations through the issuance of equity securities, collections from commercial sales of ADCETRIS, and by amounts received pursuant to product collaborations and our ADC collaborations. To a lesser degree, we have also financed our operations through royalty revenues and interest earned on cash, cash equivalents and investment securities. These financing and revenue sources have historically allowed us to maintain adequate levels of cash and investments.

Our cash, cash equivalents, and investments in debt securities are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investments in debt securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of March 31, 2017, we had $506.4 million held in cash and cash equivalents, or short-term investments scheduled to mature within the next twelve months.

At our currently planned spending rates we believe that our financial resources, together with product and royalty revenues from sales of ADCETRIS and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months, including with respect to the upfront payment we would be required to make to Immunomedics if the transactions contemplated by the Immunomedics License are consummated on the currently-agreed upon terms. Changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses in connection with our expanding pipeline programs, including several phase 3 trials, or our undertaking of additional programs, business activities, or entry into strategic transactions, including potential additional acquisitions of products, technologies or businesses. In addition, we do not currently have sufficient capital to fund all of the potential milestone payments to Immunomedics, if the transactions contemplated by the Immunomedics License are consummated, and to Unum under our agreements with those companies. Accordingly, we may be required to, or may otherwise determine to, raise additional capital to fund those obligations. Further, in the event of a termination of the ADCETRIS collaboration agreement with Takeda, we would not receive development cost sharing payments or milestone payments or royalties for the development or sale of ADCETRIS in Takeda’s territory, and we would be required to fund all ADCETRIS development and commercial activities. Any of these factors could lead to a need for us to raise additional capital.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our preclinical development, manufacturing and clinical trial activities for ADCETRIS and our other pipeline programs, and expand internationally, as well as commercialize ADCETRIS and position ADCETRIS for potential additional regulatory approvals. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, and the research, continued development and manufacturing of our product candidates will likely require us to raise substantial amounts of additional capital. In addition, if the Immunomedics License transaction closes, we anticipate committing substantial capital resources to the transactions contemplated by the Immunomedics License and the anticipated transfer, integration and development activities related to IMMU-132, including with respect to our upfront and milestone payment obligations to Immunomedics. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for any additional acquisitions. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.

Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

In the event that the transaction closes, under the terms of the Immunomedics License, we would pay Immunomedics an upfront payment of $250 million. In addition, Immunomedics would also be eligible to receive development, regulatory and sales-dependent milestone payments across multiple indications and geographical regions of up to a total maximum of approximately $1.7 billion, as well as royalties which would be based on a percentage of annual net sales of the licensed products, if any, beginning in the teens and rising to twenty percent based on sales volume. Other than with respect to the Immunomedics License, there were no other material changes from the contractual commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, FASB issued an Accounting Standards Update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to our fiscal year beginning January 1, 2018. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including “ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations”, “ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, “ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” and “ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” Our preliminary assessment of this new standard is that it will generally not change the way in which we recognize product revenue from sales of ADCETRIS. However, we expect that sales-based royalties and commercial sales-based milestones will be recorded in the period of the related sale based on estimates, rather than recording them as reported by the customer. In addition, the achievement of development milestones under our collaborations will be recorded in the period their achievement becomes probable, which may result in their recognition earlier than under current accounting principles. The new standard also requires more extensive disclosures related to revenue recognition, particularly in quarterly financial statements. We will adopt the standard on January 1, 2018 and intend to use the modified retrospective method of adoption. We are continuing to evaluate the impact of the standard on all of our revenues, including those mentioned above, and our assessments may change in the future based on our ongoing evaluation.

        In January 2016, FASB issued an Accounting Standards Update entitled “ASU 2016-01, Financial Instruments: Overall.” The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. We will adopt the standard on January 1, 2018 using a modified retrospective approach. The standard will require us to record changes in fair value of equity securities in net income or loss. The implementation of this standard is expected to increase the volatility of net income to the extent that we continue to hold equity securities.

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

In March 2016, FASB issued an Accounting Standard Update entitled “ASU 2016-09, Compensation – Stock Compensation.” The standard is intended to simplify certain elements of accounting for share-based payment transactions, including the income tax impact, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the standard allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as currently required, or account for forfeitures when they occur. We have elected to continue estimating the number of awards that are expected to vest. We adopted the standard as of January 1, 2017. Since we have incurred net losses since our inception and maintain a full valuation allowance on our net deferred tax assets, the adoption did not have a material impact on our financial condition, results of operations and cash flows.

In October 2016, FASB issued an Accounting Standard Update entitled “ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory”. The standard is intended to simplify the accounting for intercompany sales of assets other than inventory. Under current GAAP, the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. Under the new guidance, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The standard will become effective for us beginning on January 1, 2018. We are currently evaluating the new standard; however, since we have incurred net losses since our inception and maintain a full valuation allowance on our net deferred tax assets, the adoption is not expected to have a material impact on our financial condition, results of operations and cash flows, or financial statement disclosures.

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

In January 2017, FASB issued an Accounting Standard Update entitled, “ASU 2017-01, Business Combinations: Clarifying the Definition of a Business.” The objective of the standard is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. We adopted this standard on a prospective basis as of January 1, 2017. The adoption of this standard did not have a material impact on our financial condition, results of operations and cash flows, or financial statement disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not have any derivative financial instruments in our investment portfolio. We currently have holdings in U.S. Treasury securities. A summary of our investment in debt securities subject to interest rate risk are as follows (in thousands):

	March 31, 2017	December 31, 2016
Short-term investments	$430,637	$480,313
Long-term investments	29,980	29,988

Total	$460,617	$510,301

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.7 million in the fair value of our available-for-sale debt securities as of March 31, 2017. In addition, a hypothetical decrease of 10% in the effective yield of our available-for-sale debt securities would reduce our expected investment income by approximately $0.3 million over the next twelve months based on our investment balance at March 31, 2017.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the three months ended March 31, 2017, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Takeda are derived from their sales of ADCETRIS in multiple countries and in multiple currencies that are converted into U.S. dollars for purposes of determining the royalty owed to us. Our primary exposure is to fluctuations in the Euro, British Pound, Canadian Dollar and Swiss Franc. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Stockholder Class Action. On January 10, 2017, a purported securities class action lawsuit was commenced in the United States District Court for the Western District of Washington, naming as defendants us and certain of our officers. The lawsuit alleges material misrepresentations and omissions in public statements regarding our business, operational and compliance policies, violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act. The complaint seeks compensatory damages of an undisclosed amount. The plaintiff alleges, among other things, that we made false and/or misleading statements and/or failed to disclose that SGN-CD33A presents a significant risk of fatal hepatotoxicity and that we had therefore overstated the viability of SGN-CD33A as a treatment for AML. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants. The court has not yet appointed a lead plaintiff or approved lead plaintiff’s counsel. We do not believe it is feasible to predict or determine the outcome or resolution of this litigation, or to estimate the amount of, or potential range of, loss with respect to this proceeding. In addition, the timing of the final resolution of this proceeding is uncertain. As a result of the lawsuit, we will incur litigation expenses and may incur indemnification expenses, and potential resolutions of the lawsuit could include a settlement requiring payments. Those expenses could have a material impact on our financial position, results of operations, and cash flows.

Stockholder Derivative Action. On March 29, 2017, a stockholder derivative lawsuit was filed in Washington Superior Court for the County of Snohomish. The complaint names as defendants certain of our current and former executives and members of our board of directors. We are named as a nominal defendant. The complaint generally makes the same allegations as the securities class action, claiming that the individual defendants breached their duties to us. The complaint seeks unspecified damages, disgorgement of compensation, corporate governance changes, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from us. As a result of the lawsuit, we may incur litigation and indemnification expenses.

venBio Action. On February 13, 2017, we were named a co-defendant in a lawsuit filed by venBio in the Delaware Chancery Court, or the Court, against the members of the board of directors of Immunomedics. The lawsuit, or the venBio lawsuit, alleges that the members of the Immunomedics board breached their fiduciary duties toward their stockholders by hastily licensing IMMU-132 to us. We are alleged to have aided and abetted the breach of fiduciary duties. Among other things, venBio sought to enjoin the closing of the transactions contemplated by the development and license agreement, or the Immunomedics License, we entered into with Immunomedics in February 2017. On March 9, 2017, the Court issued a temporary restraining order enjoining taking any action in furtherance of the closing of the transactions contemplated by the Immunomedics License. The temporary restraining order will remain in place pending a trial on the merits scheduled for June 19, 2017. We cannot predict the outcome of the venBio lawsuit or the impact it may have on the Immunomedics License, or on the Stock Purchase Agreement, or the closing of the transactions contemplated by the Immunomedics License. However, it is possible that, in connection with the venBio lawsuit, the Immunomedics License or the Stock Purchase Agreement could be terminated, rescinded or reformed in a way that is disadvantageous to us, including a potential increase in the transaction consideration payable to Immunomedics under the Immunomedics License, or that otherwise adversely affects the anticipated benefits to us of the Immunomedics License. We do not believe it is feasible to predict or determine the outcome or resolution of this lawsuit, or to estimate the amount of, or potential range of, loss with respect to this lawsuit. In addition, the timing of the final resolution of this lawsuit is uncertain. As a result of the lawsuit, we will incur litigation expenses, and potential resolution of the lawsuit could include a settlement requiring payments. Those expenses could have a material impact on our financial position, results of operations, and cash flows.

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

ADCETRIS®, or brentuximab vedotin, is now approved by the United States Food and Drug Administration, or FDA, and the European Commission for three indications, encompassing several settings for the treatment of relapsed Hodgkin lymphoma and relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is our only product approved for marketing and our ability to generate revenue from product sales and potentially achieve profitability is substantially dependent on our continued ability to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and our ability to continue to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

•	we may not be able to obtain and maintain regulatory approvals to market ADCETRIS for any additional indications, including for relapsed cutaneous T-cell lymphoma, or CTCL, frontline Hodgkin lymphoma or frontline mature T-cell lymphoma, or MTCL, or to otherwise continue to expand its labeled indications of use;

•	negative or inconclusive results in our ECHELON-1 and ECHELON-2 phase 3 trials would negatively impact, or preclude altogether, our ability to obtain regulatory approval and commercialize ADCETRIS in the frontline Hodgkin lymphoma and frontline MTCL indications, respectively, either of which could limit our sales of, and the commercial potential of, ADCETRIS;

•	we may fail to obtain regulatory approval and commercialize ADCETRIS in the ALCANZA treatment setting notwithstanding the positive data we reported from our ALCANZA trial, which would also limit our sales of, and the commercial potential of, ADCETRIS;

•	results from our required post-approval study, the ECHELON-2 trial, may fail to verify the clinical benefit of ADCETRIS in relapsed sALCL, which could result in the withdrawal of approval of ADCETRIS in the relapsed sALCL indication and which could negatively impact our potential future product sales for the relapsed sALCL indication;

•	new competitive therapies, including immuno-oncology agents such as PD-1 inhibitors (e.g., nivolumab and pembrolizumab), have been approved by regulatory authorities or may be submitted in the near term to regulatory authorities for approval in ADCETRIS’ labeled indications in relapsed Hodgkin lymphoma, and these competitive products could negatively impact our commercial sales of ADCETRIS;

•	our commercial sales of ADCETRIS could be lower than our projections due to a lower market penetration rate, increased competition by alternative products or biosimilars, or a shorter duration of therapy in patients in ADCETRIS’ approved indications;

•	we may be unable to effectively commercialize ADCETRIS in any new indications for which we receive marketing approval;

•	there may be additional changes to the label for ADCETRIS, including ADCETRIS’ boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from our required post-approval study, or as the result of adverse events observed in that study or in other studies, including in the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission or in investigator-sponsored studies;

•	we may not be able to establish or demonstrate in the medical community the safety and efficacy of ADCETRIS and its potential advantages over and side effects compared to existing and future therapeutics;

•	physicians may be reluctant to prescribe ADCETRIS until results from our required post-approval study are available or other long term efficacy and safety data exist;

•	the estimated incidence rate of new patients in ADCETRIS’ approved indications may be lower than our projections;

•	there may be adverse results or events reported in any of the clinical trials that we and/or Takeda are conducting or may in the future conduct for ADCETRIS;

•	we may be unable to continue to effectively market, sell and distribute ADCETRIS;

•	ADCETRIS may be impacted by adverse reimbursement and coverage policies from government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or may be subject to pricing pressures enacted by industry organizations or state and federal governments, including as a result of increased scrutiny over drug-pricing strategies by pharmaceutical companies or otherwise;

•	the relative price of ADCETRIS may be higher than alternative treatment options;

•	there may be changed or increased regulatory restrictions;

•	we may not have adequate financial or other resources to effectively commercialize ADCETRIS; and

•	we may not be able to obtain adequate commercial supplies of ADCETRIS to meet demand or at an acceptable cost.

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

We believe that the level of our ongoing ADCETRIS sales in the United States is largely attributable to the incidence flow of patients eligible for treatment with ADCETRIS. We also believe that the incidence rate of new patients in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to continue to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and MTCL, including sALCL, and in a range of CD30-expressing hematologic malignancies, including CD30-expressing relapsed CTCL. This will continue to require additional time and investment in clinical trials and there can be no assurance that we and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications. In particular, negative or inconclusive results in our ECHELON-1 and ECHELON-2 trials would negatively impact, or preclude altogether, our ability to obtain regulatory approval in the frontline Hodgkin lymphoma and frontline MTCL, indications, respectively, either of which could limit our sales of, and the commercial potential of, ADCETRIS. For example, the SPA agreements for the ECHELON-1 and ECHELON-2 trials require that the trials continue until a specified number of events designated for each trial occur (i.e. progressions or deaths), and since we do not control the rate of events, the final data analysis for the applicable trial could be delayed beyond our expectations. In addition, until the final data analysis is completed for the applicable trial, we cannot be certain that the number of events designated in the applicable SPA agreement has actually occurred and if the designated number of events has not occurred, the FDA may treat the applicable SPA as rescinded and the statistical power of that trial based on the original statistical analysis plan could be negatively impacted, making it more difficult for us to demonstrate that ADCETRIS is safe and effective and to successfully obtain regulatory approval for the specific indication studied in that trial. We may also undertake additional discussions with regulatory authorities or amend the protocol for one or both of these trials, and we cannot predict the outcome of those discussions or whether we would be able to reach agreement with the regulatory authorities, which could result in a delay in our ability to conduct the final data analysis from the applicable trial or otherwise negatively impact the ability of the applicable trial to support approval of ADCETRIS for the specific indication studied in that trial.

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

Likewise, reports of adverse events or safety concerns involving ADCETRIS or our product candidates could interrupt, delay or halt clinical trials of such product candidates, or could result in our inability to obtain regulatory approvals for any of our product candidates. For example, in December 2016, we announced that we had received notice from the FDA that a clinical hold had been placed on several early stage trials of SGN-CD33A in AML to evaluate the potential risk of hepatotoxicity following adverse medical events, including fatal events. In March 2017, we announced that the FDA had lifted the clinical hold and that we plan to resume two phase 1 trials of SGN-CD33A in AML and to initiate a randomized phase 2 trial during 2017 evaluating SGN-CD33A in combination with standard of care chemotherapy in frontline, younger AML patients. We also announced that we will not resume our phase 1/2 trial of SGN-CD33A monotherapy in pre- and post-allogeneic transplant AML patients given the challenges of developing therapies in that specific setting. Despite our ongoing and planned trials of SGN-CD33A, we cannot assure you that the FDA or another regulatory authority will not place an additional clinical hold on one or more of our trials of SGN-CD33A, including our ongoing phase 3 randomized CASCADE trial in frontline older AML patients. In addition, we have implemented additional risk mitigation measures in all SGN-CD33A studies, including certain stopping rules that could require us to suspend one or more trials of SGN-CD33A if certain safety events occur. Further, SGN-CD33A may face heightened regulatory scrutiny with regard to safety because other therapeutics that may be similar to SGN-CD33A have encountered challenges obtaining or maintaining regulatory approval due to safety concerns. If the FDA imposes a clinical hold on the CASCADE trial or one of our other trials of SGN-CD33A, or if there are additional safety results, including from our ongoing trials of SGN-CD33A, that result in the application of stopping rules, or alter the benefit-risk profile of SGN-CD33A or cause it to become unacceptable, we would be further delayed or prevented from advancing the clinical development of SGN-CD33A, which would adversely affect our business, results of operations and prospects.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and MTCL and in other CD30-expressing malignancies, including CTCL, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. In this regard, based on the positive data we reported from the ALCANZA trial, we plan to submit an sBLA to the FDA to seek approval for a new indication in CD30-expressing relapsed CTCL. Even if the FDA accepts our planned sBLA for filing, the FDA may disagree with our interpretations of the data from the ALCANZA trial and/or may otherwise determine not to approve our planned sBLA in a timely manner or at all. Moreover, even though our ALCANZA, ECHELON-1 and ECHELON-2 trials are being conducted under SPA agreements with the FDA, this is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that were or are being conducted under SPAs with the FDA will be sufficient to support FDA approval. Further, an SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols, including as a result of completing a clinical trial with fewer events than planned. In addition, an SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of an SPA agreement and the data and results from the applicable clinical trial. For example, even though we believe that the data from the ALCANZA trial are supportive of approval of ADCETRIS in the ALCANZA treatment setting, our SPA with the FDA covering the ALCANZA trial is not a guarantee or indication of approval of ADCETRIS in the ALCANZA treatment setting (or in any other indication). Regulatory agencies also may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies or REMS for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in additional indications, including any indications in the ALCANZA treatment setting.

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

In March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. The provisions of PPACA of greatest importance to the pharmaceutical industry include increased Medicaid rebates, expanded Medicaid eligibility, extension of Public Health Service eligibility, annual fees payable by manufacturers and importers of branded prescription drugs, annual reporting of financial relationships with physicians and teaching hospitals, and a new Patient-Centered Outcomes Research Institute. Many of these provisions have had the effect of reducing the revenue generated by our sales of ADCETRIS and will have the effect of reducing any revenue generated by sales of any future commercial products we may have. Further, there have been judicial and Congressional challenges to certain aspects of PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, in March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, or the AHCA, which, if enacted, would have amended or repealed significant portions of the PPACA. However, consensus over the scope of the AHCA could not be reached by its proponents in the U.S. House of Representatives. Thus, the AHCA has been withdrawn and the prospects for legislative action on the AHCA are uncertain. Congress could consider other legislation to repeal or replace elements of PPACA. Because of the continued uncertainty about the implementation of PPACA, including the potential for further legal challenges or repeal of PPACA, we cannot quantify or predict with any certainty the likely impact of the PPACA or its repeal on our business, prospects, financial condition or results of operations.

In addition, we anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for ADCETRIS or any future approved product, which may harm our business. For example, increased discounts, rebates or chargebacks may be mandated by governmental or private insurers or fee caps and pricing pressures could be enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our products, including ADCETRIS. In addition, drug- pricing by pharmaceutical companies has recently come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect further federal and state legislation and healthcare reforms to continue to be proposed to control increasing healthcare costs and to control the rising cost of prescription drugs. These proposals, if implemented, could limit the price for ADCETRIS or any future approved products. Commercial opportunity could be negatively impacted by legislative action that controls pricing, mandates price negotiations, or increases government discounts and rebates. For example, in March 2016, the Centers for Medicare and Medicaid Services, or CMS, proposed to conduct a demonstration project that would have reduced the Medicare payment rates for most Part B drugs for approximately half of all providers. The proposed rule was withdrawn in December 2016. However, if implemented, this project would have potentially limited our ability to change pricing for ADCETRIS and all drugs reimbursed under Medicare Part B. Any implementation of any future legislation could negatively impact future revenue from sales of ADCETRIS.

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

Other legislative changes have also been proposed and adopted since PPACA was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes a 2% reduction in Medicare provider payments paid under Medicare Part B to physicians for physician-administered drugs, such as certain oral oncology drugs, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, legislation has been proposed to shorten the period of biologic data and market exclusivity granted by the FDA. If such legislation is enacted, we may face competition from biosimilars of ADCETRIS or any future approved products earlier than otherwise would have occurred. Increased competition may negatively impact coverage and pricing of ADCETRIS, which could negatively affect our financial condition or results of operations.

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

Enhanced governmental scrutiny, private litigation scrutiny and private litigation involving pharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations may require us to modify our programs.

To help patients afford our products, we have a patient assistance program and also occasionally make donations to independent charitable foundations that help financially needy patients. These types of programs designed to assist patients afford pharmaceuticals have become the subject of scrutiny. In recent years, some pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their patient assistance programs and support of independent charitable patient support foundations under a variety of federal and state laws. At least one insurer also has directed its network pharmacies to no longer accept manufacturer co-payment coupons for certain specialty drugs the insurer identified. Our patient assistance program and support of independent charitable foundations could become the target of similar litigation.

In addition, there has been regulatory review and enhance government scrutiny of donations by pharmaceutical companies to patient assistance programs operated by charitable foundations. For example, the Office of Inspector General of the U.S. Department of Health & Human Services, or OIG, has established specific guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have received subpoenas from the OIG and other enforcement authorities seeking information related to their patient assistance programs and support. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

Clinical trials are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain.

We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. We are also conducting a phase 3 clinical trial for our product candidate SGN-CD33A, or the CASCADE trial, designed to evaluate SGN-CD33A in combination with hypomethylating agents, or HMAs, in previously untreated older AML patients. We initiated the CASCADE trial based on interim data presented at the December 2015 American Society of Hematology annual meeting from a cohort of a phase 1 trial that evaluated SGN-CD33A in combination with HMAs. While the interim phase 1 data may be promising, SGN-CD33A has not previously been evaluated in a randomized trial with other active agents and we cannot be certain that the design of, or data collected from, the CASCADE trial will be adequate to demonstrate the safety and efficacy of SGN-CD33A for the treatment of patients with AML, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. In addition, as previously discussed, certain trials of SGN-CD33A were previously subject to a clinical hold, and the FDA may impose future holds on our clinical trials at any time, which may delay or prevent us from advancing the clinical development of SGN-CD33A or our other product candidates and may adversely affect our business, results of operations and prospects.

Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. For example, the SPA agreements for the ECHELON-1 and ECHELON-2 trials require that the trials continue until a specified number of events designated for each trial occur (i.e. progressions or deaths), and since we do not control the rate of events, the final data analysis for the applicable trial could be delayed beyond our expectations. In addition, until the final data analysis is completed for the applicable trial, we cannot be certain that the number of events designated in the applicable SPA agreement has actually occurred and if the designated number of events has not occurred, the FDA may treat the applicable SPA as rescinded and the statistical power of that trial based on the original statistical analysis plan could be negatively impacted, making it more difficult for us to demonstrate that ADCETRIS is safe and effective and to successfully obtain regulatory approval for the specific indication studied in that trial. We may also undertake additional discussions with regulatory authorities or amend the protocol for one or both of these trials, and we cannot predict the outcome of those discussions or whether we would be able to reach agreement with the regulatory authorities, which could result in a delay in our ability to conduct the final data analysis from the applicable trial or otherwise negatively impact the ability of the applicable trial to support approval of ADCETRIS for the specific indication studied in that trial.

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

Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies, the data safety monitoring boards for such trials and the IRBs for the institutions in which such trials are being conducted. In addition, clinical trials must be conducted with supplies of ADCETRIS or our product candidates produced under cGMP and other requirements in foreign countries, and may require large numbers of test patients. We, the FDA, other foreign governmental agencies or the applicable data safety monitoring boards and IRBs could delay, suspend, halt or modify our clinical trials of ADCETRIS or any of our product candidates, and we and/or the FDA could terminate or modify any related SPA agreements, for numerous reasons, including:

•	ADCETRIS or the applicable product candidate may have unforeseen safety issues or adverse side effects, including fatalities, or a determination may be made that a clinical trial presents unacceptable health risks;

•	deficiencies in the conduct of the clinical trial, including failure to conduct the clinical trial in accordance with regulatory requirements, GCP or clinical protocols;

•	deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;

•	the time required to determine whether ADCETRIS or the applicable product candidate is effective may be longer than expected;

•	fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

•	ADCETRIS or the applicable product candidate may not appear to be more effective than current therapies;

•	the quality or stability of ADCETRIS or the applicable product candidate may fall below acceptable standards;

•	our inability to produce or obtain sufficient quantities of ADCETRIS or the applicable product candidate to complete the trials;

•	our inability to reach agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	our inability to obtain IRB approval to conduct a clinical trial at a prospective site;

•	changes in governmental regulations or administrative actions that adversely affect our ability to continue to conduct or to complete clinical trials;

•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties;

•	our inability to recruit and enroll patients to participate in clinical trials for reasons including competition from other clinical trial programs for the same or similar indications;

•	our inability to retain patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up; or

•	our inability to ensure adequate statistical power to detect statistically significant treatment effects, whether through our inability to enroll or retain patients in trials or because the specified number of events designated for a completed trial have not occurred.

Negative or inconclusive clinical trial results could adversely affect our ability to obtain regulatory approvals of our product candidates or to market ADCETRIS and/or expand ADCETRIS into other indications. In particular, negative or inconclusive results in our ECHELON-1 and ECHELON-2 trials would negatively impact or preclude altogether, our ability to obtain regulatory approval in the frontline Hodgkin lymphoma and frontline MTCL indications, respectively, either of which could limit our sales of, and the commercial potential of, ADCETRIS. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, although we reported that our ALCANZA trial met its primary endpoint and we plan to submit an sBLA to the FDA to seek approval for a new indication in CD30-expressing relapsed CTCL, regulatory agencies, including the FDA, or their advisors, may disagree with our interpretations of data from the ALCANZA trial and may not approve the expansion of ADCETRIS’ labeled indications of use based on the results of the ALCANZA trial or any other of our clinical trials. Adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, curtail or end the development of a product candidate, and may result in other negative consequences to us. In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, including unexpected adverse events that may occur when our product candidates are combined with other therapies. Further, some of our clinical trials, including the CASCADE trial, are overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur. For example, we have agreed to implement stopping rules in all SGN-CD33A studies that could require us to suspend one or more trials if certain safety events occur during one or more clinical trials of SGN-CD33A.

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

With respect to ADCETRIS, there are several other FDA-approved drugs for the treatment of relapsed or refractory Hodgkin lymphoma or sALCL, including Bristol-Myers Squibb’s Opdivo , Celgene’s Istodax, Merck’s Keytruda, and Spectrum Pharmaceuticals’ Folotyn. Merck is also conducting a clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing Keytruda (pembrolizumab) with ADCETRIS. In addition, we are aware of multiple investigational agents that are currently being studied, including Pfizer’s crizotinib, AbbVie’s ibrutinib, Kyowa’s mogamulizumab, and Gilead’s idelalisib, which, if successful, may compete with ADCETRIS in the future. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ three approved indications, including auto-HSCT, conventional therapies, combination chemotherapy, clinical trials with experimental agents and single-agent regimens.

With respect to SGN-CD33A, there are several investigational agents that, if approved, could be competitive with our product candidate, including AbbVie’s venetoclax, which received breakthrough therapy designation from the FDA in 2016, Jazz Pharmaceutical’s Vyxeos, a new drug application for which has been submitted to the FDA in March 2017, Pfizer’s Mylotarg, Astex’s guadecitabine (SGI-110), and agents targeting biomarkers such as FLT3 and IDH1/2.

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

Further, changes in our operations, such as increased development, manufacturing and clinical trial expenses in connection with our expanding pipeline programs, including several phase 3 trials, or our undertaking of additional programs, business activities or entry into strategic transactions, including potential additional acquisitions of products, technologies or businesses may also cause significant fluctuations in our expenses. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, the magnitude of the expense that we must recognize may vary significantly. Additionally, we have implemented long-term incentive plans for our employees, and the incentives provided under these plans are contingent upon the achievement of certain regulatory milestones. Costs of performance-based compensation under our long-term incentive plans are not recorded as an expense until the achievement of the applicable milestones is deemed probable of being met, which may result in large fluctuations to the expense we must recognize in any particular period.

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

We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting required post-approval and other clinical trials of, and seeking additional regulatory approvals for, ADCETRIS as well as commercializing ADCETRIS for the treatment of patients in its three approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize SGN-CD33A and our other product candidates. Likewise, if the Immunomedics transaction closes, we would incur substantial upfront and milestone payment obligations and expect to make substantial expenditures to potentially further develop and potentially commercialize IMMU-132. Accordingly, we expect to continue to incur net losses and may not achieve profitability for some time, if at all. Although we recognize revenue from ADCETRIS product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our limited commercialization history makes our future operating results difficult to predict. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

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

We actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses. Any potential acquisitions or in-licensing transactions, such as our potential in-licensing of IMMU-132, may entail numerous risks, including but not limited to:

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

As a result of these or other problems and risks, businesses, technologies or products we acquire or invest in or obtain licenses to may not produce the revenues, earnings or business synergies that we anticipated, acquired or licensed technologies may not result in regulatory approvals, and acquired or licensed products may not perform as expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we have made or may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the negative costs or other negative effects on our business. Failure to manage effectively our growth through acquisition or in-licensing transactions could adversely affect our growth prospects, business, results of operations, financial condition, and cash flow.

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

We have been named a defendant in a purported securities class action lawsuit, a stockholder derivative lawsuit, and a lawsuit in connection with the Immunomedics License. These, and potential similar or related lawsuits, could result in substantial damages and may divert management’s time and attention from our business.

On January 10, 2017, a purported securities class action lawsuit was commenced in the United States District Court for the Western District of Washington, naming as defendants us and certain of our officers. The lawsuit alleges material misrepresentations and omissions in public statements regarding our business, operational and compliance policies, violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act. The complaint seeks compensatory damages of an undisclosed amount. The plaintiff alleges, among other things, that we made false and/or misleading statements and/or failed to disclose that SGN-CD33A presents a significant risk of fatal hepatotoxicity and that we had therefore overstated the viability of SGN-CD33A as a treatment for AML. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants. The court has not yet appointed a lead plaintiff or approved lead plaintiff’s counsel in this lawsuit.

On March 29, 2017, a stockholder derivative lawsuit was filed in Washington Superior Court for the County of Snohomish. The complaint names as defendants certain of our current and former executives and members of our board of directors. We are named as a nominal defendant. The complaint generally makes the same allegations as the securities class action, claiming that the individual defendants breached their duties to us. The complaint seeks unspecified damages, disgorgement of compensation, corporate governance changes, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from us. As a result of the lawsuit, we may incur litigation and indemnification expenses.

In addition, on February 13, 2017, we were named a co-defendant in a lawsuit filed by venBio in the Delaware Chancery Court, or the Court, against the members of the board of directors of Immunomedics. The venBio lawsuit alleges that the members of the Immunomedics board breached their fiduciary duties toward their stockholders by hastily licensing IMMU-132 to us. We are alleged to have aided and abetted the breach of fiduciary duties. Among other things, venBio seeks to enjoin the closing of the transactions contemplated by the Immunomedics License. On March 9, 2017, the Court issued a temporary restraining order enjoining taking any action in furtherance of the closing of the transactions contemplated by the Immunomedics License. The temporary restraining order will remain in place pending a trial on the merits currently scheduled for June 19, 2017. We cannot predict the outcome of the venBio lawsuit or the impact it may have on the Immunomedics License or the Stock Purchase Agreement, or the closing of the transactions contemplated by the Immunomedics License. However, it is possible that, in connection with the venBio lawsuit, the Immunomedics License or the Stock Purchase Agreement could be terminated, rescinded or reformed in a way that is disadvantageous to us, including a potential increase in the transaction consideration payable to Immunomedics under the Immunomedics License, or that otherwise adversely affects the anticipated benefits to us of the Immunomedics License.

These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuits will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain, and we could be forced to expend significant resources in the defense of these lawsuits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, which could result in delays of our clinical trials or our development and commercialization efforts. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We are also generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these and similar lawsuits. We are not currently able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. Decisions adverse to our interests in these lawsuits could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. Decisions adverse to our interests in the venBio lawsuit could also result in the termination of the Immunomedics License or otherwise frustrate our ability to, or increase our costs to, consummate the transactions contemplated by the Immunomedics License. In addition, the uncertainty of the currently pending litigation could lead to increased volatility in our stock price.

We may need to raise significant amounts of additional capital that may not be available to us.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our preclinical development, manufacturing and clinical trial activities for ADCETRIS and our other pipeline programs, and expand internationally, as well as commercialize ADCETRIS and position ADCETRIS for potential additional regulatory approvals. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, and the research, continued development and manufacturing of our product candidates will likely require us to raise substantial amounts of additional capital. In addition, if the Immunomedics License transaction closes, we anticipate committing substantial capital resources to the transactions contemplated by the Immunomedics License and the anticipated transfer, integration and development activities related to IMMU-132, including with respect to our upfront and milestone payment obligations to Immunomedics. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for any additional acquisitions. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

•	the level of sales and market acceptance of ADCETRIS;

•	the rate of progress and cost of the confirmatory post-approval study that we are required to conduct as a condition to the FDA’s accelerated approval of ADCETRIS in the relapsed sALCL indication;

•	the time and costs involved in obtaining regulatory approvals of ADCETRIS in additional indications, if any;

•	the size, complexity, timing, progress and number of our clinical programs;

•	the timing, receipt and amount of milestone-based payments or other revenue from our collaborations or license arrangements, including royalty revenue generated from commercial sales of ADCETRIS by Takeda;

•	the cost of establishing and maintaining clinical and commercial supplies of ADCETRIS;

•	the costs associated with acquisitions or licenses of additional technologies, products, or companies, as well as licenses we may need to commercialize our products;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	expenses associated with the pending and potential additional related purported securities class action or derivative lawsuits, as well as the venBio litigation and any other potential litigation;

•	the potential costs associated with international, state and federal taxes; and

•	competing technological and market developments.

In addition, changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses in connection with our expanding pipeline programs, including several phase 3 trials, or our undertaking of additional programs, business activities or entry into strategic transactions, including potential additional acquisitions of products, technologies or businesses. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. For example, in June 2016, the electorate in the U.K. voted in favor of leaving the European Union (commonly referred to as “Brexit”). The withdrawal of the U.K. from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. The U.K. government delivered a notice of withdrawal in March 2017. It is likely that the withdrawal of the U.K. from the European Union will involve a process of lengthy negotiations between the U.K and European Union member states to determine the future terms of the U.K.’s relationship with the European Union. This could lead to a period of considerable uncertainty, particularly in relation to global financial markets which in turn could adversely affect our ability to raise additional capital. Such adverse capital and credit market conditions could make it more difficult to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects.

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

The standards that the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our products. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the United States or other countries may be applied retroactively to affect the validation enforceability, or term of our patent. For example, the U.S. Supreme Court has recently modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. In addition, changes to the U.S. patent system have come into force under the Leahy-Smith America Invents Act, or the America Invents Act, including changes from a “first-to-invent” system to a “first to file” system, changes to examination of U.S. patent applications and changes to the processes for challenging issued patents. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and post-grant review and covered business methods. These proceedings are conducted before the Patent Trial and Appeal Board, or PTAB, of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of some patents on the grounds that it was anticipated or made obvious by prior art. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, the America Invents Act and any other potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

For example, in May 2014, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers” which will replace the existing revenue recognition guidance in U.S. GAAP when it becomes effective for us on January 1, 2018. Our preliminary assessment of this new standard is that it will generally not change the way in which we recognize product revenue from sales of ADCETRIS. However, we expect that sales-based royalties and commercial sales-based milestones will be recorded in the period of the related sale based on estimates, rather than recording them as reported by the customer. In addition, the achievement of development milestones under our collaborations will be recorded in the period their achievement becomes probable, which may result in their recognition earlier than under current accounting principles. We are continuing to evaluate the impact of the new standard on all of our revenues, including those mentioned above, and our assessments may change in the future based on our continuing evaluation. In any event, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and costs, could have a significant impact on our reported results. In addition, compliance with new regulations regarding corporate governance and public disclosure may result in additional expenses. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from science and business activities to compliance activities.

Risks Related to the Immunomedics License

Failure to consummate the transactions contemplated by the Immunomedics License could negatively impact our stock price and our future business and financial results.

We announced on February 10, 2017 that we had entered into the Immunomedics License pursuant to which, upon the terms and subject to the conditions set forth in the Immunomedics License, we would receive exclusive worldwide rights to develop and commercialize IMMU-132. On February 13, 2017, we were named a co-defendant in a lawsuit filed by venBio in the Delaware Chancery Court against the members of the board of directors of Immunomedics, pursuant to which, among other things, venBio sought to enjoin the closing of the transactions contemplated by the Immunomedics License. On March 9, 2017, the Delaware Chancery Court issued a temporary restraining order enjoining taking any action in furtherance of the closing of the transactions contemplated by the Immunomedics License. The temporary restraining order will remain in place pending a trial on the merits scheduled for June 19, 2017. We cannot predict the outcome of the venBio lawsuit or the impact it may have on the Immunomedics License, the Stock Purchase Agreement, or the closing of the transactions contemplated by the Immunomedics License. However, in connection with the venBio lawsuit, the Immunomedics License or the Stock Purchase Agreement could be terminated, rescinded or reformed in a way that is disadvantageous to us, including a potential increase in the transaction consideration payable to Immunomedics to obtain rights to IMMU-132, or that otherwise adversely affects the anticipated benefits to us of the transaction with Immunomedics. If the transactions contemplated by the Immunomedics License are not consummated, our ongoing business may be adversely affected and, without realizing any of the benefits of having consummated the transactions contemplated by the Immunomedics License, we will be subject to a number of risks, including the following:

•	the current price of our common stock may reflect a market assumption that the closing of the transactions contemplated by the Immunomedics License will occur, such that a failure to complete such transactions could result in a decline in our stock price;

•	our equity investment in Immunomedics could be rescinded or reformed or we could realize little to no value from that investment, and if any investment is not rescinded or reformed, we will have still made a substantial investment in Immunomedics without realizing any of the value of securing rights to IMMU-132;

•	matters relating to the Immunomedics License have required and will continue to require substantial commitments of time and resources by our management and other employees, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•	we may be required to reimburse Immunomedics for certain expenses incurred by Immunomedics in connection with the Immunomedics License if it is not consummated; and

•	we may incur significant costs and potential additional harms in connection with the lawsuit brought by venBio.

We also could be subject to additional litigation related to any failure to consummate the transactions contemplated by the Immunomedics License or to perform our obligations under the Immunomedics License. If the transactions contemplated by the Immunomedics License are not consummated, these risks may materialize and may adversely affect our business, financial results and stock price.

If the transactions contemplated by the Immunomedics License are consummated, we may not be able to successfully integrate IMMU-132 or any other potential future product candidates we may acquire or license rights to, or we may otherwise fail to realize their full potential.

We actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and in February 2017, we announced our entry into the Immunomedics License with Immunomedics pursuant to which, if consummated, we would be granted an exclusive worldwide license to IMMU-132. However, even if the transactions contemplated by the Immunomedics License are consummated, we cannot ensure that we would be able to manage the risks associated with the transfer of development, regulatory and manufacturing activities for IMMU-132 from Immunomedics to us or manage the risks associated with integrating IMMU-132 into our existing business and infrastructure. We may encounter unexpected difficulties during the transfer, integration or further development of IMMU-132, any of which may cause us to expend greater funds and efforts or may slow, delay or limit the progress of IMMU-132’s development. Unexpected difficulties may further be disruptive to our ongoing development and commercialization efforts, put a strain on our existing personnel, infrastructure and business and divert management’s time and attention. As a result of these or other problems and risks, even if the transactions contemplated by the Immunomedics License are consummated, we may never receive regulatory approval for IMMU-132, we may not realize the full potential of IMMU-132 or we may never generate significant value or revenues from IMMU-132.

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

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the first quarter ended March 31, 2017, our closing stock price fluctuated between $53.00 and $68.91 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union, Japan and other countries in which Takeda has received approval by relevant regulatory authorities;

•	announcements regarding the results of discovery efforts and preclinical, clinical and commercial activities by us, or those of our competitors;

•	announcements of FDA or foreign regulatory approval or non-approval of ADCETRIS, or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process, including in connection with our planned sBLA submission to the FDA to seek approval of ADCETRIS in the ALCANZA treatment setting;

•	announcements regarding the results of the clinical trials we and/or Takeda are conducting or may in the future conduct for ADCETRIS, including our ECHELON-1 and ECHELON-2 phase 3 trials;

•	announcements regarding, or negative publicity concerning, adverse events associated with the use of ADCETRIS or our other product candidates;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•	termination of or changes in our existing collaborations or licensing arrangements, especially our ADCETRIS collaboration with Takeda or establishment of new collaborations or licensing arrangements;

•	announcements regarding the Immunomedics License, or the termination of or other changes to the Immunomedics License and/or the Stock Purchase Agreement, and the related lawsuit brought by venBio;

•	our entry into additional material strategic transactions including licensing or acquisition of products, businesses or technologies;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our raising of additional capital and the terms upon which we may raise any additional capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	developments regarding the pending and potential additional related purported securities class action lawsuits, as well as any other potential litigation;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of April 26, 2017, we had 142,716,597 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity- related securities, including convertible debt, to meet our capital needs, including in connection with funding acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us, collectively beneficially owned approximately 32.3% of our common stock as of April 26, 2017. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, we would be obligated to effect such registration. On October 12, 2016, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 44,059,594 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities, by its exercise of these registration and/or underwriting rights in the future, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our October 2016 registration of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Our existing stockholders have significant control of our management and affairs.

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 68.2% of our voting power as of April 26, 2017. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6.	Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015

10.1*	Seattle Genetics, Inc. Senior Executive Annual Bonus Plan	8-K	000-32405	10.1	2/1/2017

10.2*	Compensation Information for Executive Officers and Directors.	10-K	000-32405	10.56	2/21/2017

10.3+†	Development and License Agreement dated February 10, 2017 between Seattle Genetics, Inc. and Immunomedics, Inc.	—	—	—	—

10.4+	Stock Purchase Agreement, dated February 10, 2017 between Seattle Genetics, Inc. and Immunomedics, Inc.	—	—	—	—

10.5+	Registration Rights Agreement, dated February 10, 2017 between Seattle Genetics, Inc. and Immunomedics, Inc.	—	—	—	—

10.6+	Immunomedics, Inc. Common Stock Purchase Warrant, dated February 16, 2017	—	—	—	—

10.7+	Warrant Agreement, dated February 16, 2017, between Immunomedics, Inc.And Broadridge Corporate Issuer Solutions, Inc., as Warrant Agent	—	—	—	—

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 1, 2017

EXHIBIT INDEX

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015

10.1*	Seattle Genetics, Inc. Senior Executive Annual Bonus Plan	8-K	000-32405		2/1/2017

10.2*	Compensation Information for Executive Officers and Directors.	10-K	000-32405	10.56	2/21/2017

10.3+†	Development and License Agreement dated February 10, 2017 between Seattle Genetics, Inc. and Immunomedics, Inc.	—	—	—	—

10.4+	Stock Purchase Agreement, dated February 10, 2017 between Seattle Genetics, Inc. and Immunomedics, Inc.	—	—	—	—

10.5+	Registration Rights Agreement, dated February 10, 2017 between Seattle Genetics, Inc. and Immunomedics, Inc.	—	—	—	—

10.6+	Immunomedics, Inc. Common Stock Purchase Warrant, dated February 16, 2017	—	—	—	—

10.7+	Warrant Agreement, dated February 16, 2017, between Immunomedics, Inc.And Broadridge Corporate Issuer Solutions, Inc., as Warrant Agent	—	—	—	—

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
*	Indicates a management contract or compensatory plan or arrangement.