Form 10-Q
period 2017-06-30
SEATTLE GENETICS INC /WA
filed 2017-08-01
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 26, 2017, there were 143,027,210 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc. Quarterly

Report on Form 10-Q

For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$197,104	$108,673
Short-term investments	255,307	480,313
Accounts receivable, net	71,940	61,928
Inventories	69,247	68,124
Prepaid expenses and other current assets	22,411	15,610

Total current assets	616,009	734,648
Property and equipment, net	85,170	62,870
Long-term investments	20,572	29,988
Other non-current assets	35,720	10,890

Total assets	$757,471	$838,396

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$106,665	$120,669
Current portion of deferred revenue	31,114	27,847

Total current liabilities	137,779	148,516

Long-term liabilities
Deferred revenue, less current portion	43,559	53,006
Deferred rent and other long-term liabilities	2,601	2,787

Total long-term liabilities	46,160	55,793

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 142,981 shares issued and outstanding at June 30, 2017 and 142,193 shares issued and outstanding at December 31, 2016	143	142
Additional paid-in capital	1,748,423	1,701,048
Accumulated other comprehensive income (loss)	8,356	(63)
Accumulated deficit	(1,183,390)	(1,067,040)

Total stockholders’ equity	573,532	634,087

Total liabilities and stockholders’ equity	$757,471	$838,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Net product sales	$74,343	$66,216	$144,664	$124,864
Collaboration and license agreement revenues	21,505	19,998	43,335	40,174
Royalty revenues	12,375	9,188	29,355	41,519

Total revenues	108,223	95,402	217,354	206,557

Costs and expenses
Cost of sales	8,055	6,901	15,536	12,845
Cost of royalty revenues	4,324	3,107	8,704	6,722
Research and development	114,406	85,554	232,590	178,425
Selling, general and administrative	40,712	33,282	79,116	63,029

Total costs and expenses	167,497	128,844	335,946	261,021

Loss from operations	(59,274)	(33,442)	(118,592)	(54,464)
Investment and other income, net	2,914	699	2,242	1,243

Net loss	$(56,360)	$(32,743)	$(116,350)	$(53,221)

Net loss per share—basic and diluted	$(0.39)	$(0.23)	$(0.82)	$(0.38)

Shares used in computation of net loss per share—basic and diluted	142,802	140,283	142,631	140,086

Comprehensive loss:
Net loss	$(56,360)	$(32,743)	$(116,350)	$(53,221)
Other comprehensive income:
Unrealized gain on securities available-for-sale, net of tax	4,435	252	8,417	1,037
Foreign currency translation gain	4	6	2	14

Comprehensive loss	$(51,921)	$(32,485)	$(107,931)	$(52,170)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2017	2016
Operating activities
Net loss	$(116,350)	$(53,221)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	31,993	24,285
Depreciation and amortization	10,215	8,646
Amortization of premiums, accretion of discounts and (gain) loss on investments	(35)	3,747
Deferred rent and other long-term liabilities	(186)	(459)
Changes in operating assets and liabilities
Accounts receivable, net	(10,012)	(4,812)
Inventories	(1,123)	(14,712)
Prepaid expenses and other assets	(5,519)	(807)
Accounts payable and accrued liabilities	(11,078)	6,511
Deferred revenue	(6,180)	(19,506)

Net cash used in operating activities	(108,275)	(50,328)

Investing activities
Purchases of securities available-for-sale	(253,877)	(329,153)
Proceeds from maturities of securities available-for-sale	412,700	469,500
Proceeds from sales of securities available-for-sale	60,056	0
Purchases of property and equipment	(37,556)	(10,684)

Net cash provided by investing activities	181,323	129,663

Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	15,383	10,498

Net cash provided by financing activities	15,383	10,498

Net increase in cash and cash equivalents	88,431	89,833
Cash and cash equivalents at beginning of period	108,673	102,255

Cash and cash equivalents at end of period	$197,104	$192,088

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Non-cash investing activities

The Company had $2.7 million and $8.1 million of accrued capital expenditures as of June 30, 2017 and December 31, 2016, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have not been included in the statement of cash flows until such amounts have been paid in cash.

Investments

The Company invests cash resources primarily in debt securities. In addition, as of June 30, 2017, the Company held an equity investment in the common stock of Immunomedics, Inc., or Immunomedics, as further described in Note 6. These debt and equity securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, realized losses and declines in the value of securities judged to be other-than-temporary, are included in investment and other income, net. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income, net. Interest and dividends earned on all securities are included in investment and other income, net. The Company classifies investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. The Company classifies its equity investment in Immunomedics in other non-current assets.

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

Other non-current assets

In addition to the equity investment in Immunomedics, other non-current assets included a $5.0 million non-controlling investment in a privately-held company that is accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of the investment if significant adverse events or circumstances indicate an impairment in value. As of June 30, 2017, no impairment in value had been observed.

Long-term incentive plans

The Company has established Long-Term Incentive Plans, or LTIPs. The LTIPs provide eligible employees with the opportunity to receive performance-based incentives, which may be comprised of a cash payment, stock options, and restricted stock units. As of June 30, 2017, the estimated unrecognized compensation expense related to the LTIPs was $36.3 million. The total estimate of unrecognized compensation expense is expected to change in the future for several reasons, including the addition of more eligible employees, or the termination or modification of a plan.

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

If there are continuing performance obligations, the Company uses a time-based proportional performance model to recognize revenue over the Company’s performance period for the related agreement. Collaboration and license agreements are evaluated to determine whether the multiple elements and associated deliverables can be considered separate units of accounting. To date, the pre-commercial deliverables under the Company’s collaboration and license agreements have not qualified as separate units of accounting. The assessment of multiple element arrangements requires judgment in order to determine the appropriate point in time, or period of time, that revenue should be recognized. The Company believes that the development period in each agreement is a reasonable estimate of the performance obligation period of such agreement. Accordingly, all amounts received or due, including any upfront payments, maintenance fees, development and regulatory milestone payments and reimbursement payments, are recognized as revenue over the performance obligation periods of each agreement. These performance obligation periods typically range from one to three years. The agreements with Takeda Pharmaceutical Company Limited, or Takeda, and Genentech, Inc., a member of the Roche Group, or Genentech, have performance obligation periods of ten and seventeen years, respectively. All of the remaining performance obligation periods for active collaborations are currently expected to be completed in three years or less. When no performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue when collectibility is reasonably assured. Generally, all amounts received or due other than sales-based milestones and royalties are classified as collaboration and license agreement revenues as they are earned. Sales-based milestones and royalties are recognized as royalty revenue as they are reported to the Company.

The Company’s collaboration and license agreements include contractual milestones. Generally, the milestone events contained in the Company’s collaboration and license agreements coincide with the progression of the collaborators’ product candidates from development, to regulatory approval and then to commercialization and fall into the following categories.

Development milestones in the Company’s collaborations may include the following types of events:

•	Designation of a product candidate or initiation of preclinical studies. The Company’s collaborators must undertake significant preclinical research and studies to make a determination of the suitability of a product candidate and the time from those studies or designation to initiation of a clinical trial may take several years.

•	Initiation of a phase 1 clinical trial. Generally, phase 1 clinical trials may take one to two years to complete.

•	Initiation of a phase 2 clinical trial. Generally, phase 2 clinical trials may take one to three years to complete.

•	Initiation of a phase 3 clinical trial. Generally, phase 3 clinical trials may take two to six years to complete.

Regulatory milestones in the Company’s collaborations may include the following types of events:

•	Filing of regulatory applications for marketing approval such as a Biologics License Application in the United States or a Marketing Authorization Application in Europe. Generally, it may take up to twelve months to prepare and submit regulatory filings.

•	Receiving marketing approval in a major market, such as in the United States, Europe, Japan or other significant countries. Generally, it may take up to three years after a marketing application is submitted to obtain approval for marketing and pricing from the applicable regulatory agency.

Commercialization milestones in the Company’s collaborations may include the following types of events:

•	First commercial sale in a particular market, such as in the United States, Europe, Japan or other significant countries.

•	Product sales in excess of a pre-specified threshold. The amount of time to achieve this type of milestone depends on several factors, including, but not limited to, the dollar amount of the threshold, the pricing of the product, market penetration of the product and the rate at which customers begin using the product.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, FASB issued an Accounting Standards Update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to the Company’s fiscal year beginning January 1, 2018. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including “ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations”, “ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, “ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” and “ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The Company’s preliminary assessment of this new standard is that it will generally not change the way in which the Company recognizes product revenue from sales of ADCETRIS. However, the Company expects that sales-based royalties and commercial sales-based milestones will be recorded in the period of the related sale based on estimates, rather than recording them as reported by the customer. In addition, the Company expects that the achievement of development milestones under the Company’s collaborations will be recorded in the period their achievement becomes probable, which may result in their recognition earlier than under current accounting principles. The new standard also requires more extensive disclosures related to revenue recognition, particularly in quarterly financial statements. The Company will adopt the standard on January 1, 2018 and intends to use the modified retrospective method of adoption. The Company is continuing to evaluate the impact of the standard on all of its revenues, including those mentioned above, and its assessments may change in the future based on its ongoing evaluation.

In January 2016, FASB issued an Accounting Standards Update entitled “ASU 2016-01, Financial Instruments: Overall.” The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company will adopt the standard on January 1, 2018 using a modified retrospective approach. The standard will require that the Company record changes in the fair value of equity securities in net income or loss. The implementation of this standard is expected to increase the volatility of net income or loss to the extent that the Company continues to hold equity securities.

In February 2016, FASB issued an Accounting Standards Update entitled “ASU 2016-02, Leases.” The standard requires entities to recognize in the consolidated balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The standard will become effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures, and expects that the adoption of the standard will increase assets and liabilities related to the Company’s operating leases in the consolidated balance sheets.

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

In October 2016, FASB issued an Accounting Standard Update entitled “ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” The standard is intended to simplify the accounting for intercompany sales of assets other than inventory. Under current GAAP, the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. Under the new guidance, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The standard will become effective for the Company beginning on January 1, 2018. The Company is currently evaluating the new standard; however, since the Company has incurred net losses since its inception and maintains a full valuation allowance on its net deferred tax assets, the adoption is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows, or financial statement disclosures.

In June 2016, FASB issued an Accounting Standard Update entitled “ASU 2016-13, Financial Instruments: Credit Losses.” The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date, and to change how other than temporary impairments on investments securities are recorded. The standard will become effective for the Company beginning on January 1, 2020 with early adoption permitted. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

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

In May 2017, FASB issued an Accounting Standard Update entitled, “ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The objective of the standard is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard should be applied prospectively to awards modified on or after the adoption date. The Company early adopted this standard on April 1, 2017. The adoption did not have a material impact on the Company’s financial condition, results of operations and cash flows.

2. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units and options to purchase common stock from the calculation of basic and diluted net loss per share as such securities are anti-dilutive for all periods presented. The weighted-average number of restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 13,057,000 and 12,548,000 for the three months ended June 30, 2017 and 2016, respectively, and 13,188,000 and 12,432,000 for the six months ended June 30, 2017 and 2016, respectively.

3. Investments

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2017
U.S. Treasury securities	$276,159	$0	$(280)	$275,879
Common stock investment in Immunomedics	12,677	13,813	0	26,490

Total	$288,836	$13,813	$(280)	$302,369

Contractual Maturities (at date of purchase)
Due in one year or less	$145,445			$145,377
Due in one to two years	130,714			130,502

Total	$276,159			$275,879

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2016
U.S. Treasury securities	$510,356	$68	$(123)	$510,301

Contractual Maturities (at date of purchase)
Due in one year or less	$229,856			$229,864
Due in one to two years	280,500			280,437

Total	$510,356			$510,301

Investments classified as available-for-sale securities are presented in the accompanying consolidated balance sheets as follows (in thousands):

	June 30, 2017	December 31, 2016
Short-term investments	$255,307	$480,313
Long-term investments	20,572	29,988
Other non-current assets—Common stock investment in Immunomedics	26,490	0

Total	$302,369	$510,301

The aggregate estimated fair value of the Company’s investments with unrealized losses was as follows (in thousands):

	Period of continuous unrealized loss
	12 Months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value		Gross unrealized losses
June 30, 2017
U.S. Treasury securities	$275,879	$(280)	$	NA	$	NA

December 31, 2016
U.S. Treasury securities	$200,327	$(123)	$	NA	$	NA

4. Fair value

The Company holds short-term and long-term available-for-sale securities that are measured at fair value, which is determined on a recurring basis according to a fair value hierarchy that prioritizes the inputs and assumptions used, and the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

Level 1 investments are valued based on quoted market prices in active markets. The Company did not hold any Level 2 or 3 investments as of June 30, 2017 or December 31, 2016 and did not transfer any investments between Levels 1, 2 and 3 during the six months ended June 30, 2017.

The following table presents the Company’s available-for-sale securities by level within the fair value hierarchy for the periods presented (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of June 30, 2017
Short-term investments—U.S. Treasury securities	$255,307	$0	$0	$255,307
Long-term investments—U.S. Treasury securities	20,572	0	0	20,572
Other non-current assets—Common stock investment in Immunomedics	26,490	0	0	26,490

Total	$302,369	$0	$0	$302,369

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
As of December 31, 2016
Short-term investments—U.S. Treasury securities	$480,313	$0	$0	$480,313
Long-term investments—U.S. Treasury securities	29,988	0	0	29,988

Total	$510,301	$0	$0	$510,301

5. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$59,559	$62,516
Work in process	2,191	8
Finished goods	7,497	5,600

Total	$69,247	$68,124

The Company capitalizes ADCETRIS inventory costs. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales. The Company does not capitalize manufacturing costs for any of its product candidates.

6. Immunomedics, Inc. stock purchase agreement

In February 2017, the Company entered into a stock purchase agreement, or the Stock Purchase Agreement, with Immunomedics in connection with its entry into a development and license agreement, or the Immunomedics License, with Immunomedics. The Company paid Immunomedics $14.7 million as consideration for 3.0 million shares of Immunomedics common stock and a warrant to purchase an additional 8.7 million shares of common stock at an exercise price $4.90 per share. The consideration was allocated between the common stock and the warrant based on the relative fair values as of the purchase date, or $12.7 million and $2.0 million, respectively. The shares of common stock were classified as available-for-sale securities and carried at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. The common stock investment was included in other non-current assets as of June 30, 2017. Based on management’s assessment, the value of the warrant was determined to be substantially impaired as of March 31, 2017, and charged to investment and other income, net, for the six months ended June 30, 2017. In May 2017, the Company and Immunomedics agreed to terminate the Immunomedics License and to amend the term of the warrant to be exercisable by the Company only until December 31, 2017.

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

On February 13, 2017, the Company was named a co-defendant in a lawsuit filed by venBio Select Advisors LLC, or venBio, in the Delaware Chancery Court, or the Court, against the members of the board of directors of Immunomedics. On May 4, 2017, the Company and Immunomedics agreed to terminate the Immunomedics License and to amend the term of the Warrant to be exercisable by the Company only until December 31, 2017, and in connection therewith, Immunomedics and venBio agreed to fully settle, resolve and release the Company, and the Company agreed to fully settle, resolve and release Immunomedics and venBio, from all disputes, claims and liabilities arising from the Immunomedics License and the transactions contemplated thereby, subject to the terms of the related termination agreement and settlement agreement. The termination agreement between Immunomedics and the Company and the settlement of the venBio lawsuit will be effective thirty days following the entry on July 25, 2017 of a final judgment by the Court approving the dismissal of the Company from the venBio lawsuit. The timing of the final resolution of this lawsuit is uncertain and until the termination agreement and related settlement agreement are effective, the Company may continue to incur litigation expenses and may incur indemnification expenses.

8. Subsequent event

On July 30 and July 31, 2017, the Company entered into certain agreements to acquire a biologics manufacturing facility located in Bothell, Washington. As part of the transaction, the Company and Bristol Myers Squibb Company, or BMS, through BMS or its wholly-owned subsidiary, entered into an assignment and assumption agreement, or the Assignment Agreement, an asset purchase agreement, or the Asset Purchase Agreement, and agreed to enter into certain ancillary transitional service agreements effective upon the closing of the transactions contemplated by the Asset Purchase Agreement.

Under the Assignment Agreement, on July 30, 2017, BMS assigned to the Company all of its rights and obligations under a purchase agreement, or the Purchase Agreement, pursuant to which BMS agreed to purchase the manufacturing facility site location, which includes the underlying real estate and the manufacturing building, from BMR-3450 Monte Villa Parkway LLC, or BMR. The purchase price was $17.8 million, which the Company previously remitted to BMS to fund the purchase price payable to BMR under the Purchase Agreement, and recorded in property, plant and equipment as of June 30, 2017. On July 31, 2017, the Company completed the acquisition of the manufacturing facility site location from BMR pursuant to the assigned Purchase Agreement. Under the terms of the Purchase Agreement, the Company assumed BMR’s obligations under a lease between BMS and BMR, or the Lease, under which BMS currently occupies the manufacturing facility site location. Upon the closing of the transactions contemplated by the Asset Purchase Agreement, which is expected to occur in the second half of 2017, the Lease will terminate.

Under the Asset Purchase Agreement, which was entered into between the Company and BMS on July 31, 2017, or the Asset Purchase Agreement, the Company would acquire certain plant equipment and improvements from BMS upon closing of the transactions contemplated by the Asset Purchase Agreement in exchange for a payment of approximately $25.5 million. The closing of the transactions contemplated by the Asset Purchase Agreement is subject to customary closing conditions, and the execution of a clinical manufacturing services agreement and certain additional ancillary agreements. Under the clinical manufacturing services agreement, the Company will agree to manufacture certain BMS clinical product candidates in accordance with prescribed production schedules and quantities through the later of December 31, 2018 or when certain technical transfer activities have been completed, and to maintain personnel, equipment and expertise sufficient to perform the agreed upon services. BMS will compensate the Company for services rendered under the clinical manufacturing services agreement based on an agreed upon rate for use of the facility and employees, which will be subject to reconciliation based on actual costs incurred. Under the terms of the Asset Purchase Agreement, the Company has agreed to hire the employees who are currently employed by BMS at the manufacturing facility site location.

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

Overview

Seattle Genetics is a biotechnology company focused on the development and commercialization of targeted therapies for the treatment of cancer. Our marketed product ADCETRIS®, or brentuximab vedotin, is approved by the United States Food and Drug Administration, or FDA, and the European Commission for three indications, encompassing several settings for the treatment of relapsed Hodgkin lymphoma and relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is commercially available in 67 countries around the world, including in the United States, Canada, members of the European Union and Japan. We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics retains commercial rights for ADCETRIS in the United States and its territories and in Canada, and Takeda has commercial rights in the rest of the world.

Beyond our current labeled indications, we have a broad development strategy for ADCETRIS evaluating its therapeutic potential in earlier lines of therapy for patients with Hodgkin lymphoma, mature T-cell lymphoma, or MTCL, also known as peripheral T-cell lymphoma, or PTCL, including sALCL, as well as in combination with checkpoint inhibitors. We and our partners are currently conducting four phase 3 clinical trials of ADCETRIS as described below:

•	ALCANZA: In 2016, we and Takeda reported that the ALCANZA phase 3 trial met its primary endpoint. We submitted a supplemental Biologics License Application, or sBLA, to the FDA in June 2017 to seek approval for a new indication in cutaneous T-cell lymphoma, or CTCL, patients who require systemic therapy, based in part on data from the ALCANZA trial.

•	ECHELON-1: In June 2017, we and Takeda announced positive top line data from the ECHELON-1 trial, a randomized, open-label, phase 3 trial investigating ADCETRIS plus AVD (adriamycin, vinblastine, dacarbazine) versus ABVD (adriamycin, bleomycin, vinblastine, dacarbazine) as frontline combination therapy in patients with previously untreated advanced classical Hodgkin lymphoma. The ECHELON-1 trial met its primary endpoint, demonstrating that treatment with ADCETRIS plus AVD resulted in a statistically significant improvement in modified progression-free survival, or PFS, versus the control arm as assessed by an independent review facility (hazard ratio=0.770; p-value=0.035). The two-year modified PFS rate for patients in the ADCETRIS plus AVD arm was 82.1 percent compared to 77.2 percent in the control arm. Interim analysis of overall survival, the key secondary endpoint, also trended in favor of the ADCETRIS plus AVD arm. The safety profile of ADCETRIS plus AVD in the ECHELON-1 trial was consistent with that known for the single-agent components of the regimen. There was an increased incidence of febrile neutropenia and peripheral neuropathy in the ADCETRIS plus AVD arm. Febrile neutropenia was reduced through the use of prophylactic growth factors in a subset of patients, and peripheral neuropathy was managed through dose modifications. The control arm had an increased rate and severity of pulmonary toxicity as compared to the ADCETRIS plus AVD arm. Based upon the positive PFS outcome of the ECHELON-1 trial, we plan to submit an sBLA to the FDA by the end of 2017 to seek approval of ADCETRIS as part of a frontline combination chemotherapy regimen in patients with previously untreated advanced classical Hodgkin lymphoma.

•	ECHELON-2: In November 2016, we and Takeda completed enrollment of 452 patients in our ECHELON-2 trial for frontline MTCL. Based on our most recent review of pooled, blinded data, we have observed a lower rate of reported PFS events than anticipated. We plan to discuss with the FDA the potential to unblind the trial prior to achieving the target number of PFS events specified in our Special Protocol Assessment, or SPA, agreement with the FDA. Based on the length of follow-up, we believe the primary endpoint data will be mature in 2018, and continue to expect to report top-line data next year.

•	CHECKMATE 812: In June 2017, we and Bristol-Myers Squibb Company, or BMS, announced a collaboration to evaluate the combination of BMS’s immunotherapy Opdivo (nivolumab) with ADCETRIS for the treatment of relapsed/refractory or transplant-ineligible advanced classical Hodgkin lymphoma in a pivotal phase 3 clinical trial, or the CHECKMATE 812 trial.

The ALCANZA, ECHELON-1 and ECHELON-2 trials are each being conducted under SPA agreements with the FDA and pursuant to scientific advice from the European Medicines Agency, or EMA. An SPA is an agreement with the FDA regarding the design of the clinical trial, including size and clinical endpoints, to support an efficacy claim in a new drug application or a BLA submission to the FDA if the trial achieves its primary endpoint.

In collaboration with Astellas Pharma, Inc., or Astellas, we are developing ASG-22ME, or enfortumab vedotin. Based on recent discussions with the FDA, in the second half of 2017 we and Astellas plan to initiate a pivotal phase 2 clinical trial for metastatic urothelial cancer patients who have been previously treated with a checkpoint inhibitor therapy. We and Astellas also plan to initiate a phase 1b trial of enfortumab vedotin in combination with checkpoint inhibitors to begin late in 2017 for patients with metastatic urothelial cancer.

Our clinical-stage pipeline also includes seven other antibody-drug conjugate, or ADC, programs consisting of SGN-CD33A, or vadastuximab talirine, SGN-LIV1A, SGN-CD19A, or denintuzumab mafodotin, SGN-CD19B, SGN-CD123A, SGN-CD352A, and ASG-15ME, as well as two immuno-oncology agents, SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology, and SGN-2FF, which is a novel small molecule. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies, including SGN-CD48A.

On June 19, 2017, we announced that we were discontinuing the phase 3 CASCADE clinical trial of SGN-CD33A in frontline older acute myeloid leukemia, or AML, patients and suspending patient enrollment and treatment in all other SGN-CD33A trials, including the ongoing phase 1/2 trial in frontline high-risk myelodysplastic syndrome, or MDS. We took this action following consultation with the Independent Data Monitoring Committee, or IDMC, and after reviewing unblinded data on June 16, 2017 from the CASCADE trial. The unblinded CASCADE data indicated a higher rate of deaths, including fatal infections, in the SGN-CD33A-containing arm versus the control arm of the trial. On June 21, 2017, the FDA notified us that the Investigational New Drug application, or IND, for SGN-CD33A had been placed on hold, and that no clinical trials may resume under the IND until the FDA lifts the clinical hold. We are reviewing the data and evaluating future plans for the SGN-CD33A development program.

We have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Bayer Pharma AG, or Bayer; Celldex Therapeutics, Inc., or Celldex; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; Pfizer, Inc., or Pfizer; and PSMA Development Company LLC, a subsidiary of Progenics Pharmaceuticals Inc., or Progenics. In addition, we have entered into a 50/50 co-development agreement with Agensys, Inc., an affiliate of Astellas, for the development of ADCs, including enfortumab vedotin. We also have an option for an ADC co-development agreement with Genmab A/S, or Genmab, and a collaboration with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer.

Our ongoing research, development, manufacturing and commercial activities will require substantial amounts of capital and may not ultimately be successful. Over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization of ADCETRIS, and the continued development of ADCETRIS and enfortumab vedotin. Our product candidates are in relatively early stages of development and will require significant further development, financial resources and personnel to pursue and obtain regulatory approval and develop into commercially viable products, if at all. In addition, SGN-CD33A was our only product candidate in late stage development and if we determine to discontinue development of SGN-CD33A, we will not have the anticipated revenues from SGN-CD33A to fund our operations, and we may not receive any return on our investment in SGN-CD33A. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, the research, continued development and manufacturing of our product candidates and expansion of our pipeline will likely require us to raise substantial amounts of additional capital and our operating expenses may fluctuate as a result of such activities. In addition, we may incur significant milestone payment obligations to certain of our licensors as our product candidates progress through clinical trials towards potential commercialization.

We recognize revenue from ADCETRIS product sales in the United States and Canada. Our future ADCETRIS product sales are difficult to accurately predict from period to period. In this regard, our product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors. Such factors include the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, the overall level of demand for ADCETRIS, the duration of therapy for patients receiving ADCETRIS, and the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payers. Obtaining and maintaining appropriate coverage and reimbursement for ADCETRIS is increasingly challenging due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide, as well as increasing legislative and enforcement interest in the United States with respect to pharmaceutical drug pricing practices. We anticipate that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for ADCETRIS. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system, any of which could negatively affect our revenue or sales of ADCETRIS (or any future approved products). In addition, the competition ADCETRIS faces from competing therapies is intensifying, and we anticipate that we will continue to face increasing competition in the future as new companies enter our market and scientific developments surrounding biosimilars and other cancer therapies continue to accelerate. We also believe that the level of our current ADCETRIS sales in the United States has been attributable to the incidence flow of patients eligible for treatment with ADCETRIS, which can vary significantly from period to period. Moreover, we believe that the incidence rate in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to continue to expand ADCETRIS’ labeled indications of use, particularly with respect to the frontline Hodgkin lymphoma and frontline MTCL indications. Our efforts to continue to expand ADCETRIS’ labeled indications of use will continue to require additional time and investment in clinical trials to complete and may not be successful. Our ability to successfully commercialize ADCETRIS and to continue to expand its labeled indications of use are subject to a number of risks and uncertainties, including those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q. In particular, although we reported positive top line data in both our ALCANZA and ECHELON-1 trials in August 2016 and June 2017, respectively, there can be no assurance that we will ultimately obtain regulatory approval of ADCETRIS in either of the ALCANZA or ECHELON-1 treatment settings, which would limit our sales of, and the commercial potential of, ADCETRIS. In addition, negative or inconclusive results in our ECHELON-2 trial would negatively impact, or preclude altogether, our ability to obtain regulatory approval in the frontline MTCL indication, which could also limit our sales of, and the commercial potential of, ADCETRIS. We also expect that amounts earned from our collaboration agreements, including royalties, will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development, clinical and commercial success by our collaborators under our existing collaboration and license agreements, including our ADCETRIS collaboration with Takeda, as well as by entering into potential new collaboration and license agreements. Our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary

For the six months ended June 30, 2017, total revenues increased to $217.4 million, compared to $206.6 million for the same period in 2016. This increase was driven primarily by higher ADCETRIS net product sales, offset in part by a decline in royalty revenues, which included a one-time $20.0 million milestone payment in the first quarter of 2016. Net product sales of ADCETRIS were $144.7 million for the six months ended June 30, 2017, compared to $124.9 million for the same period in 2016. For the six months ended June 30, 2017, total costs and expenses increased to $335.9 million, compared to $261.0 million for the same period in 2016. This primarily reflected increased investment in enfortumab vedotin and SGN-CD33A, as well as investment in our growing pipeline of pre-clinical and clinical-stage programs. As of June 30, 2017, we had $473.0 million in cash, cash equivalents and short- and long-term investments, and $573.5 million in total stockholders’ equity.

Results of operations

Three and six months ended June 30, 2017 and 2016

Net product sales

We sell ADCETRIS in the U.S. and Canada. Our net product sales were as follows ($ in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Net product sales	$74,343	$66,216	12%	$144,664	$124,864	16%

The increase in net product sales for the three and six months ended June 30, 2017 over the comparable periods in 2016 primarily resulted from an increase in sales volume, and to a lesser extent, from the effect of price increases instituted since the 2016 period. The increase in sales volume was primarily driven by increased use of ADCETRIS across multiple lines of therapy in Hodgkin lymphoma and for the treatment of other CD30-expressing malignancies.

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

Gross-to-net deduction accruals, net of related payments and credits, are summarized as follows (in thousands):

	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2016	$9,500	$3,198	$12,698
Provision related to current period sales	46,235	3,627	49,862
Adjustment for prior period sales	614	(196)	418
Payments/credits for current period sales	(38,889)	(2,162)	(41,051)
Payments/credits for prior period sales	(7,736)	(1,220)	(8,956)

Balance as of June 30, 2017	$9,724	$3,247	$12,971

Mandatory government discounts are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the three and six months ended June 30, 2017 over the comparable periods in 2016 as a result of price increases we instituted that exceeded the rate of inflation, and to a lesser extent, as a result of an increase in sales eligible for government mandated rebates or chargebacks. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage, which is impacted by potential future price increases, the rate of inflation, and other factors.

As a result of price increases and a continued increase in the percentage of our gross sales that are eligible for government mandated rebates and chargebacks, we expect gross-to-net deductions to increase in 2017. In recent months there has been extensive discussion in the United States about expanding government discount programs, including allowing Medicare to negotiate drug prices, and pressure on pharmaceutical drug pricing is expected to increase. If government discounted programs are expanded or discounts increased as a result of changes in regulations in the United States, our gross to net deductions will increase and our net sales will be negatively impacted.

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

Collaboration and license agreement revenues by collaborator are summarized as follows ($ in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Takeda	$17,227	$9,556	80%	$37,493	$22,442	67%
AbbVie	3,324	6,289	(47)%	4,044	10,494	(61)%
Other	954	4,153	(77)%	1,798	7,238	(75)%

Total	$21,505	$19,998	8%	$43,335	$40,174	8%

Collaboration revenues from Takeda fluctuate based on changes in the earned portion of reimbursement funding under the ADCETRIS collaboration, which are influenced by the activities each party is performing under the collaboration agreement at a given time. Collaboration revenues from Takeda increased during the three and six months ended June 30, 2017 from the comparable periods in 2016, primarily driven by an increase in drug product supply activities.

Revenues from AbbVie decreased during the three and six months ended June 30, 2017 from the comparable periods in 2016 primarily due to the completion of the performance obligation period in 2016, over which the upfront payments, maintenance fees, development milestone payments were being amortized, offset partially by maintenance fees earned in 2017.

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

As of June 30, 2017, total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $165 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $118 million relates to the achievement of regulatory milestones and up to approximately $40 million relates to the achievement of commercial milestones. As of June 30, 2017, $70 million in milestones had been achieved as a result of regulatory and commercial progress by Takeda.

Astellas

We entered into an agreement with Agensys, subsequently acquired by Astellas, to jointly research, develop and commercialize ADCs for the treatment of several types of cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Astellas to proprietary cancer targets.

Under the collaboration agreement, we and Astellas are co-funding all development and commercialization costs for enfortumab vedotin and ASG-15ME, and will share in any profits that may come from these product candidates if successfully commercialized on a 50/50 basis. Costs associated with co-development activities are included in research and development expense.

Astellas is developing another ADC product candidate on its own, subject to paying us annual maintenance fees, milestones, royalties and support fees for research and development services and material provided under the collaboration agreement. Amounts received for this product candidate being developed solely by Astellas are recognized as revenue.

Unum Therapeutics

We have a strategic collaboration and license agreement with Unum to develop and commercialize novel ACTR therapies incorporating our antibodies for cancer. We and Unum are developing two ACTR product candidates that combine Unum’s ACTR technology with our antibodies. Unum is obligated to conduct preclinical research and clinical development activities through phase 1 clinical trials and we are obligated to provide funding for these activities. The agreement calls for us to work together to co-develop and jointly fund programs after phase 1 clinical trials unless either company opts out. Costs associated with co-development activities are included in research and development expense.

We and Unum would co-commercialize any successfully developed product candidates and share any profits 50/50 on any co- developed programs in the United States. We retain exclusive commercial rights outside of the United States, paying Unum a royalty that is a high single digit to mid-teens percentage of ex-U.S. sales, if any. The potential future licensing and progress-dependent milestone payments to Unum under the collaboration may total up to $400 million between the two ACTR programs, payment of which is triggered by the achievement of development, regulatory and commercial milestones.

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

As of June 30, 2017, our ADC collaborations and co-development agreements had generated cash of more than $350 million, primarily in the form of upfront payments. Total milestone payments to us under our current ADC collaboration and co-development agreements could total up to approximately $3.0 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.5 billion relates to the achievement of development milestones, approximately $1.1 billion relates to the achievement of regulatory milestones and approximately $1.4 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our collaborators. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result and have resulted in a collaborator abandoning or delaying development of its product candidates. As such, the milestone payments associated with our ADC collaborations and co-development agreements involve a substantial degree of risk and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above and it is possible that we may never receive any significant milestone payments under these agreements.

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

Our royalty revenues and cost of royalty revenues were as follows ($ in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Royalty revenues	$12,375	$9,188	35%	$29,355	$41,519	(29)%

Cost of royalty revenues	$4,324	$3,107	39%	$8,704	$6,722	29%

Royalty revenues increased for the three months ended June 30, 2017 as compared to 2016, driven by higher sales volumes by Takeda in its territories. Royalty revenues for the six months ended June 30, 2017 decreased from the comparable period in 2016 as the six months ended June 30, 2016 included a one-time $20.0 million milestone payment triggered by Takeda’s exceeding $200 million in annual sales for the first time. The decrease driven by the milestone payment in the 2016 period was partially offset by increases in sales volume in the 2017 period.

Cost of royalty revenues fluctuates based on the amount of net sales of ADCETRIS by Takeda in its territories.

We expect that royalty revenues will decrease in 2017 as compared to 2016 primarily as a result of the 2016 royalty revenues including the one-time $20 million sales milestone payment. We expect cost of royalty revenues to increase in 2017 primarily due to anticipated increases in sales volumes in Takeda’s territories, and to a lesser extent, increases in the applicable royalty rates.

Cost of sales

ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs, and distribution and other costs. Our cost of sales was as follows ($ in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Cost of sales	$8,055	$6,901	17%	$15,536	$12,845	21%

Cost of sales increased during the three and six months ended June 30, 2017 as compared to 2016 primarily due to increased sales volumes. We expect cost of sales to increase in 2017, primarily due to anticipated increases in sales volumes.

Research and development

Our research and development expenses are summarized as follows ($ in thousands):

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Research	$17,848	$15,619	14%	$34,603	$30,859	12%
Development and contract manufacturing	43,516	31,608	38%	92,426	66,966	38%
Clinical	53,042	38,327	38%	105,561	80,600	31%

Total research and development expenses	$114,406	$85,554	34%	$232,590	$178,425	30%

Research expenses include, among other things, personnel, occupancy and laboratory expenses, technology access fees associated with the discovery and identification of new monoclonal antibodies and related technologies, and the development of novel classes of stable linkers and cell-killing agents for our ADC technology. Research expenses also include research activities associated with our product candidates, such as preclinical translational biology and in vitro and in vivo studies, and IND-enabling pharmacology and toxicology studies. The increase in research expenses during the three and six months ended June 30, 2017 as compared to the same periods in 2016 primarily reflects increases in staffing and related occupancy costs.

Development and contract manufacturing expenses include personnel and occupancy expenses, external contract manufacturing costs for the scale up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Development and contract manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase in development and contract manufacturing expenses during the three and six months ended June 30, 2017 as compared to the same periods in 2016 primarily reflects increased drug product supplied to Takeda, and to a lesser extent, increases in staffing and other costs to support our growing pipeline of product candidates.

Clinical expenses include personnel, travel, occupancy costs, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase in clinical expenses during the three and six months ended June 30, 2017 as compared to the same periods in 2016 reflects increased clinical trial activity related to our product candidates, primarily SGN-CD33A and enfortumab vedotin, and related increases in staffing.

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

	Three months ended June 30,		Six months ended June 30,		Five years ended June 30, 2017
Development program ($ in thousands)	2017	2016	2017	2016
ADCETRIS (brentuximab vedotin)	$18,191	$14,613	$41,928	$36,778	$312,195
SGN-CD33A (vadastuximab talirine)	13,075	10,926	29,563	22,006	113,561
ASG-22ME (enfortumab vedotin)	3,754	1,728	11,696	2,292	26,169
Other clinical stage programs	8,373	7,770	16,610	14,766	117,243

Total third-party costs	43,393	35,037	99,797	75,842	569,168
Other costs and overhead	71,013	50,517	132,793	102,583	875,684

Total research and development	$114,406	$85,554	$232,590	$178,425	$1,444,852

Third-party costs for ADCETRIS increased during the three and six months ended June 30, 2017 from the comparable periods in 2016, primarily due to an increase in drug product supplied to Takeda, offset partially by a decrease in clinical trial activities. The cost of drug product supplied to Takeda is charged to research and development expense. We are reimbursed for the drug product, which is included as a component of collaboration revenue.

Third-party costs for SGN-CD33A increased during the three and six months ended June 30, 2017 from the comparable periods in 2016 primarily due to an increase in clinical trial costs related to the phase 3 CASCADE clinical trial.

Third-party costs for enfortumab vedotin increased during the three and six months ended June 30, 2017 from the comparable periods in 2016 primarily due to an increase in drug supply activities and, to a lesser extent, clinical trial costs as we prepare to initiate additional clinical trials in 2017.

Other costs and overhead include third-party costs of our other preclinical programs, including our strategic collaboration with Unum, and costs associated with personnel and facilities. These costs increased during the three and six months ended June 30, 2017 from the comparable periods in 2016 due to development activities to expand our product pipeline, including increases in staffing levels and the expansion of our facilities to accommodate our growth.

Our expenditures on our ADCETRIS clinical development program and on our current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. In order to advance our product candidates toward commercialization, the product candidates are tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. Likewise, in order to expand ADCETRIS’ labeled indications of use, we are required to conduct additional extensive clinical trials. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

We anticipate that our total research and development expenses in 2017 will increase compared to 2016 due to an increase in ADCETRIS costs related to drug product supplied to Takeda, as well as increased costs for the development of our product candidates, primarily enfortumab vedotin and SGN-LIV1A, and the purchase of the BMS manufacturing facility. Certain ADCETRIS development activities, including some clinical studies, will be conducted by Takeda, the costs of which are not reflected in our research and development expenses. Because of these and other factors, expenses will fluctuate based upon many factors, including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

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

Selling, general and administrative

	Three months ended June 30,			Six months ended June 30,
Selling, general and administrative ($ in thousands)	2017	2016	% Change	2017	2016	% Change
Selling, general and administrative	$40,712	$33,282	22%	$79,116	$63,029	26%

Selling, general and administrative expenses increased during the three and six months ended June 30, 2017 from the comparable periods in 2016 primarily due to increases in staffing to support our continued growth, and to a lesser extent, increases in expenses for legal matters.

We anticipate that selling, general and administrative expenses will increase in 2017 compared to 2016 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations.

Investment and other income, net

	Three months ended June 30,			Six months ended June 30,
Investment and other income, net ($ in thousands)	2017	2016	% Change	2017	2016	% Change
Investment and other income, net	$2,914	$699	317%	$2,242	$1,243	80%

Investment and other income, net includes other non-operating income and amounts earned on our investments in U.S. Treasury securities. The increase in investment and other income, net for the three and six month periods ended June 30, 2017 from the comparable periods in 2016 is primarily related to an estimated tax benefit for unrealized gains on our investment in Immunomedics common stock. For the six months ended June 30, 2017 as compared to 2016, the increase is offset partially by the impairment of our investment in the Immunomedics warrant.

Liquidity and capital resources

Selected balance sheet and cash flow data ($ in thousands)	June 30, 2017	December 31, 2016
Cash, cash equivalents, and short- and long-term investments	$472,983	$618,974
Working capital	478,230	586,132
Stockholders’ equity	573,532	634,087

	Six months ended June 30,
	2017	2016
Cash provided by (used in):
Operating activities	$(108,275)	$(50,328)
Investing activities	181,323	129,663
Financing activities	15,383	10,498

Our combined cash, cash equivalents and investment securities decreased during the six months ended June 30, 2017 from the balance at December 31, 2016, primarily reflecting our net loss for the period, as well as purchases of property and equipment as we expand our facilities to support our growth.

The changes in net cash used in operating activities are primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable. The changes in cash provided by investing activities primarily reflect differences between the proceeds received from sale and maturity of our investments and amounts reinvested, and to a lesser extent, increases in our purchases of property and equipment as we initiated a purchase of a manufacturing facility and continued to expand our facilities to support our growth. Net cash provided by financing activities resulted from the proceeds of stock option exercises and our employee stock purchase plan.

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

Our cash, cash equivalents, and investments in debt securities are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investments in debt securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of June 30, 2017, we had $452.4 million held in cash and cash equivalents, or short-term investments scheduled to mature within the next twelve months.

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

Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. Our future minimum contractual commitments, as reported in our Annual Report on Form 10-K for the year ended December 31, 2016, do not include our commitments under the development and license agreement, or the Immunomedics License, that we entered into with Immunomedics, Inc., or Immunomedics, in February 2017. In May 2017, we and Immunomedics agreed to terminate the Immunomedics License. Such termination will be effective thirty days following the entry on July 25, 2017 of a final judgment by the Delaware Chancery Court approving our dismissal from the lawsuit filed by venBio Select Advisors LLC, as described in more detail under Part II, Item 1 of this Quarterly Report on Form 10-Q. Accordingly, we do not expect to incur any payment obligations to Immunomedics under the Immunomedics License and there were otherwise no material changes from the contractual commitments previously disclosed in our Annual Report on Form 10-K during the six months ended June 30, 2017.

In July 2017, we entered into certain agreements to acquire a biologics manufacturing facility located in Bothell, Washington, as described in more detail under Part II, Item 5 of this Quarterly Report on Form 10-Q. Under these agreements, we completed the acquisition of the manufacturing facility site location for a purchase price to us of $17.8 million, which was recorded in property, plant and equipment as of June 30, 2017. As part of the transaction, we entered into an asset purchase agreement pursuant to which we agreed to acquire certain plant equipment and improvements upon the closing of the transactions contemplated by the asset purchase agreement in exchange for a payment from us of approximately $25.5 million. The closing of the transactions contemplated by the asset purchase agreement is expected to occur in the second half of 2017.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers.” The standard requires entities to recognize revenue through an evaluation that includes identification of the contract, identification of the performance obligations, determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue as the entity satisfies the performance obligations. In August 2015, FASB issued an Accounting Standards Update entitled “ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to our fiscal year beginning January 1, 2018. The FASB has continued to issue accounting standards updates to clarify and provide implementation guidance related to Revenue from Contracts with Customers, including “ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations”,

“ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, “ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” and “ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” Our preliminary assessment of this new standard is that it will generally not change the way in which we recognize product revenue from sales of ADCETRIS. However, we expect that sales-based royalties and commercial sales-based milestones will be recorded in the period of the related sale based on estimates, rather than recording them as reported by the customer. In addition, we expect that the achievement of development milestones under our collaborations will be recorded in the period their achievement becomes probable, which may result in their recognition earlier than under current accounting principles. The new standard also requires more extensive disclosures related to revenue recognition, particularly in quarterly financial statements. We will adopt the standard on January 1, 2018 and intend to use the modified retrospective method of adoption. We are continuing to evaluate the impact of the standard on all of our revenues, including those mentioned above, and our assessments may change in the future based on our ongoing evaluation.

In January 2016, FASB issued an Accounting Standards Update entitled “ASU 2016-01, Financial Instruments: Overall.” The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. We will adopt the standard on January 1, 2018 using a modified retrospective approach. The standard will require us to record changes in the fair value of equity securities in net income or loss. The implementation of this standard is expected to increase the volatility of net income or loss to the extent that we continue to hold equity securities.

In February 2016, FASB issued an Accounting Standards Update entitled “ASU 2016-02, Leases.” The standard requires entities to recognize in the consolidated balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The standard will become effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures, and expect that the adoption of the standard will increase assets and liabilities related to our operating leases in our consolidated balance sheets.

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

In October 2016, FASB issued an Accounting Standard Update entitled “ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” The standard is intended to simplify the accounting for intercompany sales of assets other than inventory. Under current GAAP, the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. Under the new guidance, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The standard will become effective for us beginning on January 1, 2018. We are currently evaluating the new standard; however, since we have incurred net losses since our inception and maintain a full valuation allowance on our net deferred tax assets, the adoption is not expected to have a material impact on our financial condition, results of operations and cash flows, or financial statement disclosures.

In June 2016, FASB issued an Accounting Standard Update entitled “ASU 2016-13, Financial Instruments: Credit Losses.” The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date, and to change how other than temporary impairments on investments securities are recorded. The standard will become effective for us beginning on January 1, 2020 with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

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

In May 2017, FASB issued an Accounting Standard Update entitled, “ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The objective of the standard is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard should be applied prospectively to awards modified on or after the adoption date. The Company early adopted this standard on April 1, 2017. The adoption did not have a material impact on the Company’s financial condition, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not have any derivative financial instruments in our investment portfolio. We currently have holdings in U.S. Treasury securities. A summary of our investment in debt securities subject to interest rate risk are as follows (in thousands):

	June 30, 2017	December 31, 2016
Short-term investments	$255,307	$480,313
Long-term investments	20,572	29,988

Total	$275,879	$510,301

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.1 million in the fair value of our available-for-sale debt securities as of June 30, 2017. In addition, a hypothetical decrease of 10% in the effective yield of our available-for-sale debt securities would reduce our expected investment income by approximately $0.2 million over the next twelve months based on our investment balance at June 30, 2017.

Foreign Currency Risk

Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the six months ended June 30, 2017, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Takeda are derived from their sales of ADCETRIS in multiple countries and in multiple currencies that are converted into U.S. dollars for purposes of determining the royalty owed to us. Our primary exposure is to fluctuations in the Euro, British Pound, Canadian Dollar and Swiss Franc. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

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

(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Stockholder Class Action. On January 10, 2017, a purported securities class action lawsuit was commenced in the United States District Court for the Western District of Washington, naming as defendants us and certain of our officers. A consolidated amended complaint was filed on June 6, 2017, following the court’s appointment of a lead plaintiff and its approval of lead plaintiff’s counsel. The lawsuit alleges material misrepresentations and omissions in public statements regarding our business, operational and compliance policies, violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act. The complaint seeks compensatory damages of an undisclosed amount. The plaintiff alleges, among other things, that we made false and/or misleading statements and/or failed to disclose that SGN-CD33A presents a significant risk of fatal hepatotoxicity and that we had therefore overstated the viability of SGN-CD33A as a treatment for AML. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants. Seattle Genetics filed a motion to dismiss this complaint on July 28, 2017. We do not believe it is feasible to predict or determine the outcome or resolution of this litigation, or to estimate the amount of, or potential range of, loss with respect to this proceeding. In addition, the timing of the final resolution of this proceeding is uncertain. As a result of the lawsuit, we will incur litigation expenses and may incur indemnification expenses, and potential resolutions of the lawsuit could include a settlement requiring payments. Those expenses could have a material impact on our financial position, results of operations, and cash flows.

Stockholder Derivative Action. On March 29, 2017, a stockholder derivative lawsuit was filed in Washington Superior Court for the County of Snohomish. The complaint names as defendants certain of our current and former executives and members of our board of directors. We are named as a nominal defendant. The complaint generally makes the same allegations as the securities class action, claiming that the individual defendants breached their duties to us. The complaint seeks unspecified damages, disgorgement of compensation, corporate governance changes, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from us. As a result of the lawsuit, we may incur litigation and indemnification expenses. On June 8, 2017, the Snohomish County Superior Court has entered an order staying the Stockholder Derivative Action until resolution of the motion to dismiss the Stockholder Class Action.

venBio Action. On February 13, 2017, we were named a co-defendant in a lawsuit filed by venBio Select Advisors LLC, or venBio, in the Delaware Chancery Court, or the Court, against the members of the board of directors of Immunomedics, Inc., or Immunomedics. The lawsuit, or the venBio lawsuit, alleges that the members of the Immunomedics board breached their fiduciary duties toward their stockholders by hastily licensing IMMU-132 to us. We are alleged to have aided and abetted the breach of fiduciary duties. Among other things, venBio sought to enjoin the closing of the transactions contemplated by the development and license agreement, or the Immunomedics License, we entered into with Immunomedics in February 2017 that provided for the grant to us of exclusive worldwide rights to IMMU-132. On May 4, 2017, we and Immunomedics agreed to terminate the Immunomedics License and to amend the term of the warrant Immunomedics issued to us to be exercisable by us only until December 31, 2017, and in connection therewith, Immunomedics and venBio agreed to fully settle, resolve and release us, and we agreed to fully settle, resolve and release Immunomedics and venBio, from all disputes, claims and liabilities arising from the Immunomedics License and the transactions contemplated thereby, subject to the terms of the related termination agreement and settlement agreement. The termination agreement between Immunomedics and us and the settlement of the venBio lawsuit will be effective thirty days following the entry on July 25, 2017 of a final judgment by the Court approving our dismissal from the venBio lawsuit. The timing of the final resolution of this lawsuit is uncertain and until the related termination agreement and settlement agreement are effective, we may continue to incur litigation expenses and may incur indemnification expenses. In any event, we do not expect to receive any rights to IMMU-132.

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

ADCETRIS®, or brentuximab vedotin, is now approved by the United States Food and Drug Administration, or FDA, and the European Commission for three indications, encompassing several settings for the treatment of relapsed Hodgkin lymphoma and relapsed systemic anaplastic large cell lymphoma, or sALCL. ADCETRIS is our only product approved for marketing and our ability to generate revenue from product sales and potentially achieve profitability is substantially dependent on our continued ability to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and our ability to continue to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

•	we may not be able to obtain and maintain regulatory approvals to market ADCETRIS for any additional indications, including for cutaneous T-cell lymphoma, or CTCL, frontline Hodgkin lymphoma or frontline mature T-cell lymphoma, or MTCL, or to otherwise continue to expand its labeled indications of use;

•	we may fail to obtain regulatory approval and commercialize ADCETRIS in either the ALCANZA or the ECHELON-1 treatment settings notwithstanding the positive data we reported from those trials, which would limit our sales of, and the commercial potential of, ADCETRIS;

•	negative or inconclusive results in, or delays in, our ECHELON-2 phase 3 trial would negatively impact, or preclude altogether, our ability to obtain regulatory approval and commercialize ADCETRIS in the frontline MTCL indication which would also limit our sales of, and the commercial potential of, ADCETRIS;

•	results from the ECHELON-1 trial, or the ECHELON-2 trial which is a required post approval study for the relapsed sALCL indication, may fail to sufficiently confirm the clinical benefit of ADCETRIS in relapsed sALCL, which could result in the withdrawal of approval of ADCETRIS in the relapsed sALCL indication and which could negatively impact our potential future product sales for the relapsed sALCL indication;

•	new competitive therapies, including immuno-oncology agents such as PD-1 inhibitors (e.g., nivolumab and pembrolizumab), have been approved by regulatory authorities or may be submitted in the near term to regulatory authorities for approval in ADCETRIS’ labeled indications, and these competitive products could negatively impact our commercial sales of ADCETRIS;

•	our commercial sales of ADCETRIS could be lower than our projections due to a lower market penetration rate, increased competition by alternative products or biosimilars, or a shorter duration of therapy in patients in ADCETRIS’ approved indications;

•	we may be unable to effectively commercialize ADCETRIS in any new indications for which we receive marketing approval;

•	there may be additional changes to the label for ADCETRIS, including ADCETRIS’ boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from our required post-approval study, or as the result of adverse events observed in that study or in other studies, including in the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission or in investigator-sponsored studies;

•	we may not be able to establish or demonstrate in the medical community the safety, efficacy, or value of ADCETRIS and its potential advantages compared to existing and future therapeutics;

•	physicians may be reluctant to prescribe ADCETRIS due to side effects associated with its use or until results from our required post-approval study are available or other long term efficacy and safety data exist;

•	the estimated incidence rate of new patients in ADCETRIS’ approved indications may be lower than our projections;

•	there may be adverse results or events reported in any of the clinical trials that we and/or Takeda are conducting or may in the future conduct for ADCETRIS;

•	we may be unable to continue to effectively market, sell and distribute ADCETRIS;

•	ADCETRIS may be impacted by adverse reimbursement and coverage policies from government and private payers such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or may be subject to pricing pressures enacted by industry organizations or state and federal governments, including as a result of increased scrutiny over drug-pricing strategies by pharmaceutical companies or otherwise;

•	the relative price of ADCETRIS may be higher than alternative treatment options, and therefore its reimbursement may be limited by private and governmental insurers;

•	there may be changed or increased regulatory restrictions;

•	we may not have adequate financial or other resources to effectively commercialize ADCETRIS; and

•	we may not be able to obtain adequate commercial supplies of ADCETRIS to meet demand or at an acceptable cost.

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

While ADCETRIS product sales grew from 2014 to 2015 and from 2015 to 2016, and our future plans assume that sales of ADCETRIS will increase, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. We believe that the level of our ongoing ADCETRIS sales in the United States is largely attributable to the incidence flow of patients eligible for treatment with ADCETRIS. We also believe that the incidence rate of new patients in ADCETRIS’ approved indications is relatively low, particularly when compared to many other oncology indications. For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to continue to expand ADCETRIS’ labeled indications of use. Accordingly, we are exploring the use of ADCETRIS as a single agent and in combination therapy regimens earlier in the treatment of Hodgkin lymphoma and MTCL, including sALCL, and in a range of CD30-expressing hematologic malignancies, including CTCL. This will continue to require additional time and investment in clinical trials and there can be no assurance that we and/or Takeda will obtain and maintain the necessary regulatory approvals to market ADCETRIS for any additional indications.

In particular, although we reported positive top line data in both our ALCANZA and ECHELON-1 trials in August 2016 and June 2017, respectively, there can be no assurance that we will ultimately obtain regulatory approval of ADCETRIS in either of the ALCANZA or ECHELON-1 treatment settings, which would limit our sales of, and the commercial potential of, ADCETRIS. In addition, negative or inconclusive results in our ECHELON-2 trial would negatively impact, or preclude altogether, our ability to obtain regulatory approval in the frontline MTCL indication, which would also limit our sales of, and the commercial potential of, ADCETRIS. Moreover, the SPA agreement for the ECHELON-2 trial requires that the trial continue until a specified number of progression-free survival, or PFS, events designated for the trial occurs. Based on our most recent review of pooled, blinded data, we have observed a lower rate of reported PFS events than anticipated. We plan to discuss with the FDA the potential to unblind the trial prior to achieving the target number of PFS events specified in the SPA agreement. We cannot predict the outcome of those discussions or whether we would be able to reach agreement with the FDA. If we are unable to reach agreement with the FDA and determine to unblind the trial prior to achieving the target number of PFS events as specified in the SPA agreement, the FDA could treat the SPA agreement for ECHELON-2 trial as rescinded. In that event, we would no longer have commitments from the FDA regarding the appropriate design, size and endpoints of the study for regulatory approval, making our ability to successfully obtain regulatory approval of ADCETRIS in the ECHELON-2 treatment setting more uncertain. In addition, earlier unblinding in the ECHELON-2 trial could also negatively impact the likelihood of achieving positive results in the trial sufficient to support regulatory approval. Alternatively, if we are unable to reach agreement with the FDA, we could determine to continue the ECHELON-2 trial until the target number of PFS events specified in the SPA agreement is achieved, which could result in a substantial delay in our ability to conduct the final data analysis from the ECHELON-2 trial.

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

Reports of adverse events or safety concerns involving ADCETRIS could interrupt, delay or halt clinical trials of ADCETRIS, including the ongoing FDA-required ADCETRIS post-approval confirmatory study as well as the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission. For example, during 2013 concerns regarding pancreatitis caused an investigator conducting an independent study involving ADCETRIS to temporarily halt enrollment in the trial and to amend the eligibility criteria and monitoring for the trial. Subsequently, we have revised our prescribing information to add pancreatitis as a known adverse event. In addition, reports of adverse events or safety concerns involving ADCETRIS could result in regulatory authorities denying or withdrawing approval of ADCETRIS for any or all indications, including the use of ADCETRIS for the treatment of patients in its approved indications. For example, there was an increased incidence of febrile neutropenia and peripheral neuropathy in the ADCETRIS plus AVD arm of the ECHELON-1 trial, which could limit or narrow any approval by the FDA, or could limit prescribing of ADCETRIS in the ECHELON-1 treatment setting if approved by the FDA, both of which could negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market. There are no assurances that patients receiving ADCETRIS will not experience serious adverse events in the future. Further, there are no assurances that patients receiving ADCETRIS with co-morbid diseases not previously studied, such as autoimmune diseases, will not experience new or different serious adverse events in the future.

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

Likewise, reports of adverse events or safety concerns involving ADCETRIS or our product candidates could interrupt, delay or halt clinical trials of such product candidates, or could result in our inability to obtain regulatory approvals for any of our product candidates. For example, on June 19, 2017, we announced that we were discontinuing the phase 3 CASCADE clinical trial of SGN-CD33A, or vadastuximab talirine, in frontline older acute myeloid leukemia, or AML, patients. We took this action following consultation with the Independent Data Monitoring Committee, or IDMC, and after reviewing unblinded data on June 16, 2017. The data indicated a higher rate of deaths, including fatal infections, in the SGN-CD33A-containing arm versus the control arm of the trial. We also announced on June 19, 2017 that we were suspending patient enrollment and treatment in all SGN-CD33A trials including the ongoing phase 1/2 clinical trial in frontline high risk myelodysplastic syndrome, or MDS. On June 21, 2017, the FDA notified us that the Investigational New Drug application, or IND, for SGN-CD33A had been placed on hold, and that no clinical trials may resume under the IND until the FDA lifts the clinical hold, if ever. We are reviewing the data and evaluating future plans for the SGN-CD33A development program. In the event that this review indicates an unfavorable benefit-risk profile for SGN-CD33A, we will be prevented from advancing the clinical development of SGN-CD33A and may discontinue the development of SGN-CD33A altogether, which would adversely affect our business, results of operations and prospects.

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

ADCETRIS is approved for treating patients in one indication, the relapsed sALCL indication, under accelerated approval regulations in the U.S. and approval with conditions in two indications in Canada, which allow for approval of products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. Under these types of approvals, we are subject to certain post-approval requirements and we are conducting the ECHELON-2 study as a required confirmatory phase 3 trial to verify the clinical benefit of ADCETRIS in relapsed sALCL. Our failure to complete this required post-approval study, or to confirm a clinical benefit during this or other post-approval studies, could result in the withdrawal of approval of ADCETRIS in the relapsed sALCL indication in the U.S. and both indications in Canada, which would seriously harm our business. In addition, under the FDA’s accelerated approval regulations, the labeling, packaging, adverse event reporting, storage, advertising and promotion of ADCETRIS for the treatment of patients with relapsed sALCL is subject to extensive regulatory requirements all of which entails significant expense and may limit our ability to commercialize ADCETRIS for the relapsed sALCL indication. Similarly, the conditional marketing authorization of ADCETRIS for two indications by the European Commission includes obligations to provide additional clinical data at a later time to confirm the results of the two pivotal studies. Takeda’s failure to provide these additional clinical data or to confirm the results of the pivotal studies, could result in the European Commission withdrawing approval of ADCETRIS in the European Union, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda in the European Union and could adversely affect our results of operations. In addition, we are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product for which we have obtained regulatory approval, including ADCETRIS in each of its approved indications, such as continued adverse event reporting requirements and the requirement to have some of our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize ADCETRIS in the United States, Canada or potentially other jurisdictions.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS earlier in the treatment of Hodgkin lymphoma and MTCL and in other CD30-expressing malignancies, including CTCL, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. For example, based in part on the positive data we reported from the ALCANZA trial, we submitted an sBLA to the FDA to seek approval for a new indication in CTCL patients who require systemic therapy, and based on the positive data we reported from the ECHELON-1 trial, we plan to submit an sBLA to the FDA for approval of ADCETRIS as part of a frontline combination chemotherapy regimen in patients with previously untreated advanced classical Hodgkin lymphoma. However, the FDA may disagree with our interpretations of the data from the ALCANZA and/or ECHELON-1 trials and/or may otherwise determine not to approve our completed or planned sBLA submissions in a timely manner or at all. Moreover, even though our ALCANZA, ECHELON-1 and ECHELON-2 trials are being conducted under SPA agreements with the FDA, this is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that were or are being conducted under SPA agreements with the FDA will be sufficient to support FDA approval. Further, an SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols, including as a result of completing a clinical trial with fewer events than planned. In addition, an SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of an SPA agreement and the data and results from the applicable clinical trial. For example, even though we believe that the data from the ALCANZA and ECHELON-1 trials are supportive of approval of ADCETRIS in the ALCANZA and ECHELON-1 treatment settings, our SPA agreements with the FDA covering the ALCANZA and ECHELON-1 trials are not a guarantee or indication of approval of ADCETRIS in either the ALCANZA or ECHELON-1 treatment settings (or in any other indications). Regulatory agencies also may approve a product candidate for fewer indications than requested or may grant approval subject to the performance of post-approval studies or REMS for a product candidate. For example, based on discussions with the FDA, additional data from investigator-sponsored phase 2 trials have been incorporated into the sBLA to support the potential for a broader label in CTCL for patients requiring systemic therapy. However, even if the sBLA that we submitted to the FDA is accepted and approved, any such approval may be for a narrower label than requested. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in additional indications, including any indications in the ALCANZA or ECHELON-1 treatment settings.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols and/or related SPA agreements to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards, or IRBs, for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In addition, as part of the U.S. Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. However, the FDA does not always meet its PDUFA targeted action dates and if the FDA were to fail to meet a PDUFA targeted action date in the future for ADCETRIS or any of our product candidates, including in connection with our completed or planned sBLA submissions to seek approval to market ADCETRIS in the ALCANZA or ECHELON-1 treatment settings, the commercialization of the affected product candidate or of ADCETRIS in any additional indications could be delayed or impaired. Due to these and other factors, ADCETRIS and our product candidates could take a significantly longer time to gain regulatory approvals than we expect or may never gain new regulatory approvals, which could delay or eliminate any potential product revenue from sales of our product candidates or of ADCETRIS in any additional indications, which could significantly delay or prevent us from achieving profitability.

The successful commercialization of ADCETRIS and our product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies.

Successful sales of ADCETRIS and any future products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require greater levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of such challenges to prices, we cannot be sure that we will achieve and continue to have coverage available for ADCETRIS and any other product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. If we are unable to obtain adequate levels of coverage and reimbursement for our product candidates, their marketability will be negatively and materially impacted. For example, even if we are able to obtain approval of our planned sBLA submission to the FDA to expand the labeled indications of use for ADCETRIS to the frontline advanced Hodgkin lymphoma setting based on our recent ECHELON-1 trial data, we cannot be certain that third party payors will provide reimbursement for ADCETRIS in that indication based on the relative price or perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to commercialize ADCETRIS.

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

In March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. The provisions of PPACA of greatest importance to the pharmaceutical industry include increased Medicaid rebates, expanded Medicaid eligibility, extension of Public Health Service eligibility, annual fees payable by manufacturers and importers of branded prescription drugs, annual reporting of financial relationships with physicians and teaching hospitals, and a new Patient-Centered Outcomes Research Institute. Many of these provisions have had the effect of reducing the revenue generated by our sales of ADCETRIS and will have the effect of reducing any revenue generated by sales of any future commercial products we may have. Further, there have been judicial and Congressional challenges to certain aspects of PPACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In January 2017, the United States House of Representatives and Senate passed legislation, the concurrent budget resolution for fiscal year 2017, which initiates actions that would repeal certain aspects of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPCCA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPCCA, to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPCCA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In May 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, will amend and repeal significant portions of the PPCCA. However, the U.S. Senate is unlikely to adopt the American Health Care Act as passed by the U.S. House of Representatives. The U.S. Senate considered but was unable to adopt other legislation to amend and/or replace elements of the PPCCA. We continue to evaluate the effect that the PPCCA and its possible repeal and replacement has on our business.

In addition, we anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for ADCETRIS or any future approved product, which may harm our business. For example, increased discounts, rebates or chargebacks may be mandated by governmental or private insurers or fee caps and pricing pressures could be enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our products, including ADCETRIS. In addition, drug-pricing by pharmaceutical companies has come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect further federal and state legislation and healthcare reforms to continue to be proposed to control increasing healthcare costs and to control the rising cost of prescription drugs. These proposals, if implemented, could limit the price for ADCETRIS or any future approved products. Commercial opportunity could be negatively impacted by legislative action that controls pricing, mandates price negotiations, or increases government discounts and rebates.

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

We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. For example, the SPA agreement for the ECHELON-2 trial requires that the trial continue until a specified number of PFS events designated for the trial occurs. Based on our most recent review of pooled, blinded data, we have observed a lower rate of reported PFS events than anticipated. We plan to discuss with the FDA the potential to unblind the trial prior to achieving the target number of PFS events specified in the SPA agreement. We cannot predict the outcome of those discussions or whether we would be able to reach agreement with the FDA. If we are unable to reach agreement with the FDA and determine to unblind the trial prior to achieving the target number of PFS events as specified in the SPA agreement, the FDA could treat the SPA agreement for ECHELON-2 trial as rescinded. In that event, we would no longer have commitments from the FDA regarding the appropriate design, size and endpoints of the study for regulatory approval, making our ability to successfully obtain regulatory approval of ADCETRIS in the ECHELON-2 treatment setting more uncertain. In addition, earlier unblinding in the ECHELON-2 trial could also negatively impact the likelihood of achieving positive results in the trial sufficient to support regulatory approval. Alternatively, if we are unable to reach agreement with the FDA, we could determine to continue the ECHELON-2 trial until the target number of PFS events specified in the SPA agreement is achieved, which could result in a substantial delay in our ability to conduct the final data analysis from the ECHELON-2 trial.

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

In addition, we may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, including unexpected adverse events that may occur when our product candidates are combined with other therapies. For example, on June 19, 2017, we announced that we were discontinuing the phase 3 CASCADE clinical trial of SGN-CD33A in frontline older AML patients. We took this action following consultation with the IDMC and after reviewing unblinded data on June 16, 2017. The data indicated a higher rate of deaths, including fatal infections, in the SGN-CD33A-containing arm versus the control arm of the trial. We also announced on June 19, 2017 that we were suspending patient enrollment and treatment in all SGN-CD33A trials including the ongoing phase 1/2 clinical trial in frontline high risk MDS. On June 21, 2017, the FDA notified us that the IND for SGN-CD33A had been placed on hold, and that no clinical trials may resume under the IND until the FDA lifts the clinical hold, if ever. We are reviewing the data and evaluating future plans for the SGN-CD33A development program. In the event that this review indicates an unfavorable benefit-risk profile for SGN-CD33A, we will be prevented from advancing the clinical development of SGN-CD33A and may discontinue the development of SGN-CD33A altogether, which would adversely affect our business, results of operations and prospects.

Negative or inconclusive clinical trial results could adversely affect our ability to obtain regulatory approvals of our product candidates or to market ADCETRIS and/or expand ADCETRIS into other indications. In particular, negative or inconclusive results in our ECHELON-2 trial would negatively impact or preclude altogether, our ability to obtain regulatory approval in the frontline MTCL indication, which would limit our sales of, and the commercial potential of, ADCETRIS. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, although we reported positive top line data in both our ALCANZA and ECHELON-1 trials, regulatory agencies, including the FDA, or their advisors, may disagree with our interpretations of data from the ALCANZA and/or ECHELON-1 trials and may not approve the expansion of ADCETRIS’ labeled indications of use based on the results of those trials or any other of our clinical trials. Adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, curtail or end the development of a product candidate, and may result in other negative consequences to us. Further, some of our clinical trials are overseen by an IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur.

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

With respect to ADCETRIS, there are several other FDA-approved drugs for its approved indications. Bristol-Myers Squibb’s Opdivo (nivolumab) and Merck’s Keytruda (pembrolizumab) are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Celgene’s Istodax (romidepsin) and Spectrum Pharmaceuticals’ Folotyn (pralatrexate) and Beleodaq (belinostat) are approved for relapsed or refractory sALCL among other T-cell lymphomas.    The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck is conducting a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing Keytruda (pembrolizumab) with ADCETRIS. If this clinical trial demonstrates that pembrolizumab is more effective than ADCETRIS in that treatment setting, our sales of ADCETRIS would be negatively impacted. We are also aware of multiple investigational agents that are currently being studied, including Roche’s atezolizumab, Pfizer’s avelumab, and Kyowa’s mogamulizumab, which, if successful, may compete with ADCETRIS in the future. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ three approved indications, including auto-HSCT, allogeneic stem cell transplant, combination chemotherapy, clinical trials with experimental agents and single-agent regimens.

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

It is possible that our competitors will succeed in developing technologies that are more effective than ADCETRIS or our product candidates or that would render our technology obsolete or noncompetitive, or will succeed in developing biosimilar or interchangeable products for ADCETRIS or our product candidates. We anticipate that we will continue to face increasing competition in the future as new companies enter our market and scientific developments surrounding biosimilars and other cancer therapies continue to accelerate. We cannot predict to what extent the entry of biosimilars or other competing products will impact potential future sales of ADCETRIS or our product candidates.

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

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter and year to year. In addition, although we provide sales guidance for ADCETRIS from time to time, you should not rely on ADCETRIS sales results in any period as being indicative of future performance. Such guidance is based on assumptions that may be incorrect or that may change from quarter to quarter. Sales of ADCETRIS have, on occasion, been below the expectations of securities analysts and investors and have been below prior period sales, and sales of ADCETRIS in the future may also be below prior period sales, our own guidance and/or the expectations of securities analysts and investors. To the extent that we do not meet our guidance or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	customer ordering patterns for ADCETRIS, which may vary significantly from period to period;

•	the overall level of demand for ADCETRIS including the impact of any competitive or biosimilar products and the duration of therapy for patients receiving ADCETRIS;

•	the extent to which coverage and reimbursement for ADCETRIS is available from government and health administration authorities, private health insurers, managed care programs and other third-party payers;

•	changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the government discount percentage resulting from price increases we have taken or may take in the future, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;

•	increases in the scope of eligibility for customers to purchase ADCETRIS at the discounted government price or to obtain government-mandated rebates on purchases of ADCETRIS;

•	changes in our cost of sales;

•	the incidence rate of new patients in ADCETRIS’ approved indications;

•	the timing, cost and level of investment in our sales and marketing efforts to support ADCETRIS sales;

•	the timing, cost and level of investment in our research and development and other activities involving ADCETRIS and our product candidates by us or our collaborators;

•	expenditures we will or may incur to develop and/or commercialize any additional products, product candidates, or technologies that we may develop, in-license, or acquire.

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

We have established collaborations with third parties to develop and market ADCETRIS and some of our current and future product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada. In addition, we have entered into a 50/50 co-development agreement with Astellas for the development of ADCs, including enfortumab vedotin. We also have ADC collaborations with AbbVie, Bayer, Celldex, Genentech, GSK, Pfizer and Progenics, and an ADC co-development agreement with Genmab. In addition, we have entered into a collaboration agreement with Unum to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for cancer. Our dependence on collaborative arrangements to assist in the development and commercialization of ADCETRIS and for the development and commercialization of product candidates utilizing or incorporating our technologies subjects us to a number of risks, including:

•	we are not able to control the amount and timing of resources that our collaborators or co-development partners devote to the development or commercialization of products and product candidates utilizing or incorporating our technologies, or to their marketing and distribution;

•	disputes may arise between us and our collaborators or co-development partners that result in the delay or termination of the research, development or commercialization of the applicable products and product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

•	with respect to collaboration and co-development arrangements under which we have an active role, such as our ADCETRIS collaboration and our 50/50 co-development agreement with Astellas, we may have differing opinions or priorities than our collaborators or co-development partners, or we may encounter challenges in joint decision making, which may result in the delay or termination of the research, development or commercialization of the applicable products and product candidates, including ADCETRIS and enfortumab vedotin;

•	our current and potential future collaborators and co-development partners may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	significant delays in the development of product candidates by current and potential collaborators and co-development partners could allow competitors to bring products to market before product candidates utilizing or incorporating our technologies are approved and impair the ability of current and potential future collaborators and co-development partners to effectively commercialize these product candidates;

•	our relationships with our collaborators and co-development partners may divert significant time and effort of our scientific staff and management team and require the effective allocation of our resources to multiple internal, collaborative and co-development projects;

•	our current and potential future collaborators and co-development partners may not be successful in their efforts to obtain regulatory approvals in a timely manner, or at all;

•	our current and potential future collaborators and co-development partners may receive regulatory sanctions relating to other aspects of their business that could adversely affect the development, approval or commercialization of the applicable products or product candidates;

•	our current and potential future collaborators and co-development partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	business combinations or significant changes in a collaborator’s or co-development partner’s business strategy may adversely affect such party’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator or co-development partner could independently move forward with competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators or co-development partners that are developed by such collaborator or co-development partner either independently or in collaboration with others, including our competitors;

•	our current and potential collaborators and co-development partners may experience financial difficulties; and

•	our collaborations and co-development agreements may be terminated, breached or allowed to expire, or our collaborators or co-development partners may reduce the scope of our agreements with them, which could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, and/or reimbursement of development costs, and which could require us to devote additional efforts and to incur the additional costs associated with pursuing internal development and commercialization of the applicable products and product candidates.

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

We actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses. Any potential acquisitions or in-licensing transactions may entail numerous risks, including but not limited to:

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

In addition, we may spend significant amounts, issue dilutive securities, assume or incur significant debt obligations, incur large one-time expenses and acquire intangible assets in connection with acquisitions and in-licensing transactions that could result in significant future amortization expense and write-offs. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Other pharmaceutical companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for these opportunities. Even if appropriate opportunities are available, we may not be able to successfully identify them or we may not have the financial resources necessary to pursue them, and if pursued, we may be unable to structure and execute transactions in the anticipated timeframe, or at all. For example, we and Immunomedics agreed to terminate the Immunomedics License and therefore we do not expect to obtain any rights to IMMU-132 or otherwise obtain any of the anticipated benefits to us of the Immunomedics License, even after making a substantial equity investment in Immunomedics and incurring transaction and litigation costs in connection with the Immunomedics License.

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

Our current product candidates are in relatively early stages of development. These product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all. In 2016, we initiated the CASCADE trial, which was designed to evaluate SGN-CD33A in combination with HMAs in previously untreated older AML patients. However, on June 19, 2017, we announced that we were discontinuing the CASCADE trial based on safety data following consultation with the IDMC and after reviewing unblinded data on June 16, 2017 and on June 21, 2017, the FDA notified us that the IND for SGN-CD33A had been placed on hold.

Currently, our other clinical-stage product candidates include seven ADC programs, which consist of enfortumab vedotin, SGN-LIV1A, SGN-CD19A, SGN-CD19B, SGN-CD123A, SGN-352A, and ASG-15ME, as well as two immuno-oncology agents, SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology, and SGN-2FF, which is a novel small molecule. If a product candidate fails at any stage of development or we otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. Moreover, we still have only limited data from our phase 1 trials of our product candidates. In this regard, preclinical studies and any encouraging or positive preliminary and interim data from our clinical trials of our product candidates may not necessarily be predictive of the results of ongoing or later clinical trials. Even if we are able to complete our planned clinical trials of our product candidates according to our current development timeline, the encouraging or positive results from clinical trials of our product candidates in earlier stage trials may not be replicated in subsequent clinical trial results. As a result, we may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate or could cause us to discontinue the development of such product candidate. For example, we are reviewing the data from the CASCADE trial and if this review indicates an unfavorable benefit-risk profile for SGN-CD33A, we will be prevented from advancing the clinical development of SGN-CD33A and may discontinue the development of SGN-CD33A altogether, which would adversely affect our business, results of operations and prospects. Also, our later-stage clinical trials could differ in significant ways from earlier stage clinical trials, which could cause the outcome of the later-stage trials to differ from our earlier stage clinical trials. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing clinical trials. We have not yet completed any late-stage clinical trials for our current product candidates, and if we fail to produce positive results in our ongoing or planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the continued development and commercialization of ADCETRIS and our product candidates.

Although we recently entered into agreements to acquire a biologics manufacturing facility located in Bothell, Washington, we do not currently have the internal ability to manufacture the drug products that we sell or need to conduct our clinical trials, and we therefore currently rely on corporate collaborators and contract manufacturing organizations to supply drug product or intermediates for commercial supply and our IND-enabling studies and clinical trials. For the monoclonal antibody used in ADCETRIS, we have contracted with AbbVie for clinical and commercial supplies. For the drug linker used in ADCETRIS, we have contracted with Sigma Aldrich Fine Chemicals, or SAFC, for clinical and commercial supplies. We have multiple contract manufacturers for conjugating the drug linker to the antibody and producing the ADCETRIS product. For our ADC product candidates, multiple contract manufacturers, including AbbVie and SAFC, perform antibody and drug-linker manufacturing and several other contract manufacturers perform conjugation of the drug-linker to the antibody and fill/finish of the drug product. In addition, we rely on other third parties to perform additional steps in the manufacturing process, including shipping and storage of ADCETRIS and our product candidates. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce, vial and store sufficient quantities of ADCETRIS for use in our clinical trials and for commercial sale. If our contract manufacturers or other third parties fail to deliver ADCETRIS for clinical use or sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may be required to delay or suspend clinical trials or otherwise discontinue development, production and sale of ADCETRIS. Moreover, contract manufacturers have a limited number of facilities in which ADCETRIS can be produced and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions could result in the cancellation of shipments, loss of product in the manufacturing process, a shortfall in ADCETRIS supply, or the inability to sell our products in the U.S. or abroad. In addition, we have committed to provide Takeda with their needs of certain parts of the ADCETRIS supply chain for a limited period of time, which may require us to arrange for additional manufacturing supply. Moreover, we depend on outside vendors for the supply of raw materials used to produce ADCETRIS. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have ADCETRIS manufactured to meet commercial and clinical requirements would be adversely affected.

We are planning to use our own manufacturing facility to support our growing pipeline. As an organization, we have no prior experience operating a manufacturing facility.

In July 2017, we entered into agreements to acquire a biologics manufacturing facility located in Bothell, Washington, which facility we intend to use to support our clinical supply needs. However, we may be unable to successfully close all aspects of the manufacturing facility acquisition, which would prevent us from adding the manufacturing capacity we currently anticipate adding through the transactions. If we are successful in closing the transactions, we will be required to operate the facility and produce certain clinical drug product components for BMS under a transitional services agreement for a period of time. As an organization, we have no prior experience manufacturing for ourselves or other parties, and operating this facility will require us to comply with complex regulations and hire and retain experienced scientific, quality control, quality assurance and manufacturing personnel. We could encounter challenges in operating the manufacturing facility in compliance with cGMP, regulatory or other applicable requirements, resulting in potential negative consequences, including regulatory actions, which could undermine our ability to utilize this facility for our own manufacturing needs and/or result in a breach of our contractual manufacturing obligations to BMS. Any of these risks, if actualized, could materially and adversely affect our business and financial position. In addition, regardless of whether the closing occurs and we commence manufacturing activities at our manufacturing facility, we will nonetheless continue to rely on corporate collaborators and contract manufacturing organizations to supply drug product and intermediates for commercial supply and our IND-enabling studies and clinical trials. Our continuing dependence on these manufacturers may impair the continued development and commercialization of ADCETRIS and our product candidates.

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

ADCETRIS and our enfortumab vedotin, SGN-CD33A, SGN-LIV1A, SGN-CD19A, SGN-CD19B, SGN-CD123A, SGN-CD352A, and ASG-15ME product candidates are all based on our ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our collaborations with AbbVie, Astellas, Bayer, Celldex, Genentech, GSK, Pfizer, and Progenics, and our co-development agreements with Takeda, Astellas, and Genmab. Although ADCETRIS has received marketing approval in the United States, Canada, the European Union, Japan and other countries, ADCETRIS is our first and only ADC product that has been approved for commercial sale in any jurisdiction. In addition, certain of our ADC product candidates include additional proprietary technologies that have not yet been proven in late stage clinical development. Any failures or further setbacks in our ADC development program or with respect to our additional proprietary technologies, including adverse effects resulting from the use of this technology in human clinical trials and/or the imposition of additional clinical holds on our trials of any of our other product candidates, could have a detrimental impact on the continued commercialization of ADCETRIS in its current or any potential future approved indications and on our internal product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

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

In addition, on February 13, 2017, we were named a co-defendant in a lawsuit filed by venBio in the Delaware Chancery Court, or the Court, against the members of the board of directors of Immunomedics. The lawsuit, or the venBio lawsuit, alleged that the members of the Immunomedics board breached their fiduciary duties toward their stockholders by hastily licensing IMMU-132 to us. We were alleged to have aided and abetted the breach of fiduciary duties. Among other things, venBio sought to enjoin the closing of the transactions contemplated by the development and license agreement, or the Immunomedics License, we entered into with Immunomedics in February 2017. On May 4, 2017, we and Immunomedics agreed to terminate the Immunomedics License, and in connection therewith, Immunomedics and venBio agreed to fully settle, resolve and release us, and we agreed to fully settle, resolve and release Immunomedics and venBio, from all disputes, claims and liabilities arising from the Immunomedics License and the transactions contemplated thereby, subject to the terms of the termination agreement and the settlement agreement. The termination agreement between Immunomedics and us and the settlement of the venBio lawsuit will be effective thirty days following the entry on July 25, 2017 of a final judgment by the Court approving our dismissal from the venBio lawsuit. The timing of the final resolution of this lawsuit is uncertain and until the termination agreement and settlement agreement are effective, we may continue to incur litigation expenses and may incur indemnification expenses.

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

•	the level of sales and market acceptance of ADCETRIS;

•	the rate of progress and cost of the confirmatory post-approval study that we are required to conduct as a condition to the FDA’s accelerated approval of ADCETRIS in the relapsed sALCL indication;

•	the time and costs involved in obtaining regulatory approvals of ADCETRIS in additional indications, if any;

•	the size, complexity, timing, progress and number of our clinical programs;

•	the timing, receipt and amount of milestone-based payments or other revenue from our collaborations or license arrangements, including royalty revenue generated from commercial sales of ADCETRIS by Takeda;

•	the cost of establishing and maintaining clinical and commercial supplies of ADCETRIS;

•	the costs associated with acquisitions or licenses of additional technologies, products, or companies, as well as licenses we may need to commercialize our products;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	expenses associated with the pending and potential additional related purported securities class action or derivative lawsuits, as well as any other potential litigation;

•	the potential costs associated with international, state and federal taxes; and

•	competing technological and market developments.

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

In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. In order to commercialize ADCETRIS, we have been required to expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development, sales and marketing. These activities required the addition of new personnel, including sales and marketing management, and the development of additional expertise by existing management personnel. We continue to face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are not able to retain these individuals on favorable terms or attract any additional personnel that may be required, our business may be harmed. For example, we may not be successful in attracting or retaining key personnel necessary to support our strategy to develop and commercialize ADCETRIS in earlier lines of therapy, including potentially in the ECHELON-1 treatment setting.

If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.

We have experienced and expect to continue to experience significant growth in the number of our employees and in the scope of our operations, including in connection with our recent acquisition of, and planned operation of, a manufacturing facility. This growth places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and capital resources. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified management personnel, our business, financial condition, results of operations and prospects may be adversely affected.

Product liability and product recalls could harm our business, and we may not be able to obtain adequate insurance to protect us against product liability losses.

The current and future use of ADCETRIS by us and our corporate collaborators in clinical trials and the sale of ADCETRIS, expose us to product liability claims. These claims have and may in the future be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. Additionally, in connection with our acquisition of the manufacturing facility from BMS, we have agreed to enter into certain transitional services agreements under which we expect to manufacture certain clinical drug product components for BMS for a period of time. As a result, it is possible that we may be named as a defendant in product liability suits that may allege that drug products we manufacture for BMS have resulted in injury to patients. We may experience substantial financial losses in the future due to product liability claims. We have obtained product liability coverage, including coverage for human clinical trials and product sold commercially. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured amounts, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

We are subject to environmental, health and safety laws and regulations, including those governing the use of hazardous materials, and we spend considerable time complying with such laws and regulations. Our business activities involve the controlled use of hazardous materials and although we take precautions to prevent accidental contamination or injury from these materials, we cannot completely eliminate the risk of using these materials. In addition, with respect to our recently-acquired manufacturing facility, we may incur substantial costs to comply with environmental laws and regulations and may become subject to the risk of accidental contamination or injury from the use of hazardous materials in our manufacturing process. It is also possible that our recently-acquired manufacturing facility may expose us to environmental liabilities associated with historical site conditions that we are not currently aware of and did not cause. In this regard, some environmental laws impose liability for contamination on current owners and operators of affected sites, regardless of fault. In the event of an accident or environmental discharge, or new or previously unknown contamination is discovered or new cleanup obligations are otherwise imposed in connection with any of our currently or previously owned or operated facilities, we may be held liable for any resulting damages, which may materially harm our business, financial condition and results of operations.

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

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the second quarter of 2017, our closing stock price fluctuated between $51.39 and $68.30 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union, Japan and other countries in which Takeda has received approval by relevant regulatory authorities;

•	announcements regarding the results of discovery efforts and preclinical, clinical and commercial activities by us, or those of our competitors;

•	announcements of FDA or foreign regulatory approval or non-approval of ADCETRIS, or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process, including in connection with our sBLA submission to the FDA seeking approval of ADCETRIS in the ALCANZA treatment setting and our planned sBLA submission to the FDA to seek approval of ADCETRIS in the ECHELON-1 treatment setting;

•	announcements regarding the results of the clinical trials we and/or Takeda are conducting or may in the future conduct for ADCETRIS, including our ECHELON-2 phase 3 trial;

•	announcements regarding, or negative publicity concerning, adverse events or safety concerns associated with the use of ADCETRIS or our product candidates;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•	termination of or changes in our existing collaborations or licensing arrangements, especially our ADCETRIS collaboration with Takeda or establishment of new collaborations or licensing arrangements;

•	our entry into additional material strategic transactions including licensing or acquisition of products, businesses or technologies;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our raising of additional capital and the terms upon which we may raise any additional capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	developments regarding the pending and potential additional related purported securities class action lawsuits, as well as any other potential litigation;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.

The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of Brexit and/or significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and health care spending and delivery, including the possible repeal and/or replacement of all or portions of PPACA or greater restrictions on free trade stemming from Trump Administration policies, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the trading price of our common stock.

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of July 26, 2017, we had 143,027,210 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity- related securities, including convertible debt, to meet our capital needs, including in connection with funding acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us, collectively beneficially owned approximately 32.2% of our common stock as of July 26, 2017. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, we would be obligated to effect such registration. On October 12, 2016, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 44,059,594 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities, by its exercise of these registration and/or underwriting rights in the future, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our October 2016 registration of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Our existing stockholders have significant control of our management and affairs.

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 68.1% of our voting power as of July 26, 2017. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 5. Other Information

On July 30 and July 31, 2017, we entered into certain agreements related to our acquisition of a biologics manufacturing facility located in Bothell, Washington to support our clinical supply needs. As part of the transaction, we and Bristol Myers Squibb Company, or BMS, either directly or through its wholly-owned subsidiary ZymoGenetics, Inc., or ZymoGenetics, entered into an assignment and assumption agreement, or the Assignment Agreement, an asset purchase agreement, or the Asset Purchase Agreement, and agreed to enter into certain ancillary transitional service agreements in connection with the closing of the transactions contemplated by the Asset Purchase Agreement.

Assignment and Assumption Agreement and Related Purchase Agreement. Under the Assignment Agreement, on July 30, 2017, BMS, through ZymoGenetics, assigned to us, and we assumed, all of BMS’ rights and obligations under a purchase agreement, or the Purchase Agreement, previously entered into between ZymoGenetics and BMR-3450 Monte Villa Parkway LLC, or BMR. Under the Purchase Agreement, ZymoGenetics agreed to purchase the manufacturing facility site location, which includes the underlying real estate and the manufacturing building, from BMR, subject to customary closing conditions and indemnification terms in favor of BMR. The purchase price was $17.8 million, which we previously remitted to BMS to fund the purchase price payable to BMR under the Purchase Agreement. On July 31, 2017, we completed the acquisition of the manufacturing facility site location from BMR under the assigned Purchase Agreement. Under the terms of the Purchase Agreement, we assumed BMR’s obligations under a lease between ZymoGenetics and BMR under which ZymoGenetics currently occupies the manufacturing facility site location. Upon the closing of the transactions contemplated by the Asset Purchase Agreement, this lease will terminate. We do not have any other relationships with BMR.

Asset Purchase Agreement. Under the Asset Purchase Agreement entered into between us and BMS on July 31, 2017, upon the closing of the transactions contemplated thereby, we would acquire certain plant equipment and improvements from BMS in exchange for payment from us of approximately $25.5 million. Under the terms of the Asset Purchase Agreement, we agreed to hire the employees who are currently employed by BMS at the manufacturing facility site location. The closing of the transactions contemplated by the Asset Purchase Agreement is subject to customary closing conditions, and the execution of a clinical manufacturing services agreement and certain additional ancillary agreements. Under the clinical manufacturing services agreement, we will agree to manufacture certain BMS clinical product candidates in accordance with prescribed production schedules and quantities through the later of December 31, 2018 or when certain technical transfer activities have been completed, and we will agree to maintain personnel, equipment and expertise sufficient to perform the agreed upon services. BMS will compensate us for services rendered under the clinical manufacturing services agreement based on an agreed upon rate for use of the facility and employees, which will be subject to reconciliation based on actual costs incurred. The Asset Purchase Agreement may be terminated by either party based on material breach of representations made by the other party in the Asset Purchase Agreement, or if the closing thereunder does not occur within 180 days of Asset Purchase Agreement execution date. The closing of the Asset Purchase Agreement is anticipated to occur in the second half of 2017.

We maintain certain relationships with BMS apart from the foregoing agreements. We are a party to clinical trial collaborations with BMS, including with respect to the CHECKMATE 812 trial, and we have licensed one of the technologies included in ADCETRIS from BMS, as further described in our annual report on Form 10-K for the year ended December 31, 2016.

The foregoing descriptions of the Assignment Agreement, the Purchase Agreement and the Asset Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to these agreements, which we plan to file as exhibits to our quarterly report on Form 10-Q for the period ending September 30, 2017.

Item 6. Exhibits

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011
3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015
4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001
4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008
4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+†	Termination Agreement, dated May 4, 2017, between Immunomedics, Inc. and Seattle Genetics, Inc.	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101.INS+	XBRL Instance Document.	—	—	—	—
101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 1, 2017

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011
3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015
4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001
4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008
4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+†	Termination Agreement, dated May 4, 2017, between Immunomedics, Inc. and Seattle Genetics, Inc.	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101.INS+	XBRL Instance Document.	—	—	—	—
101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.