Form 10-Q/A
period 2017-03-31
SEATTLE GENETICS INC /WA
filed 2017-09-15
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Seattle Genetics, Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2017 (the “10-Q”). This Amendment is being filed solely to re-file Exhibit 10.3 to the 10-Q (the “Exhibit”) and in connection therewith, to amend Part II, Item 6 of the 10-Q. Certain provisions of the Exhibit were redacted in accordance with the Company’s application for confidential treatment with the SEC. In response to SEC comments, the Exhibit, as re-filed, includes certain provisions that had previously been redacted. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the original 10-Q (i.e., those events occurring after May 1, 2017) or modify or update those disclosures that may be affected by subsequent events.

Item 6.	Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	09/11/2015

10.1*	Seattle Genetics, Inc. Senior Executive Annual Bonus Plan.	8-K	000-32405	10.1	02/01/2017

10.2*	Compensation Information for Executive Officers and Directors.	10-K	000-32405	10.56	02/21/2017

10.3+†	Development and License Agreement dated February 10, 2017 between Seattle Genetics, Inc. and Immunomedics, Inc.	—	—	—	—

10.4	Stock Purchase Agreement, dated February 10, 2017 between Seattle Genetics, Inc. and Immunomedics, Inc.	10-Q	000-32405	10.4	05/01/2017

10.5	Registration Rights Agreement, dated February 10, 2017 between Seattle Genetics, Inc. and Immunomedics, Inc.	10-Q	000-32405	10.5	05/01/2017

10.6	Immunomedics, Inc. Common Stock Purchase Warrant, dated February 16, 2017.	10-Q	000-32405	10.6	05/01/2017

10.7	Warrant Agreement, dated February 16, 2017, between Immunomedics, Inc. and Broadridge Corporate Issuer Solutions, Inc., as Warrant Agent.	10-Q	000-32405	10.7	05/01/2017

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	10-Q	000-32405	32.1	05/01/2017

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	10-Q	000-32405	32.2	05/01/2017

101.INS	XBRL Instance Document.	10-Q	000-32405	101.INS	05/01/2017

101.SCH	XBRL Taxonomy Extension Schema Document.	10-Q	000-32405	101.SCH	05/01/2017

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-Q	000-32405	101.CAL	05/01/2017

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-Q	000-32405	101.DEF	05/01/2017

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-Q	000-32405	101.LAB	05/01/2017

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-Q	000-32405	101.PRE	05/01/2017

+	Filed herewith.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson Duly Authorized and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 15, 2017

4