Form 10-Q/A
period 2017-06-30
SEATTLE GENETICS INC /WA
filed 2017-09-15
CIK 1060736

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

EXPLANATORY NOTE

Seattle Genetics, Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on August 1, 2017 (the “10-Q”). This Amendment is being filed solely to re-file Exhibit 10.1 to the 10-Q (the “Exhibit”) and in connection therewith, to amend Part II, Item 6 of the 10-Q. Certain provisions of the Exhibit were redacted in accordance with the Company’s application for confidential treatment with the SEC. In response to SEC comments, the Exhibit, as re-filed, restores the provisions that had previously been redacted. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the original 10-Q (i.e., those events occurring after August 1, 2017) or modify or update those disclosures that may be affected by subsequent events.

Item 6.	Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011
3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015
4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001
4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008
4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	09/11/2015
10.1+	Termination Agreement, dated May 4, 2017, between Immunomedics, Inc. and Seattle Genetics, Inc.	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	10-Q	000-32405	32.1	08/01/2017
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	10-Q	000-32405	32.2	08/01/2017
101.INS	XBRL Instance Document.	10-Q	000-32405	101.INS	08/01/2017
101.SCH	XBRL Taxonomy Extension Schema Document.	10-Q	000-32405	101.SCH	08/01/2017
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-Q	000-32405	101.CAL	08/01/2017
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-Q	000-32405	101.DEF	08/01/2017
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-Q	000-32405	101.LAB	08/01/2017
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-Q	000-32405	101.PRE	08/01/2017

+	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: September 15, 2017