Form 10-Q/A
period 2017-09-30
SEATTLE GENETICS INC /WA
filed 2018-04-13
CIK 1060736

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

EXPLANATORY NOTE

Seattle Genetics, Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2017 (the “10-Q”). This Amendment is being filed solely to re-file Exhibits 2.1 and 10.3 to the 10-Q (the “Exhibits”) and in connection therewith, to amend Part II, Item 6 of the 10-Q. Certain provisions of the Exhibits were redacted in accordance with the Company’s application for confidential treatment with the SEC. In response to SEC comments, the Exhibits, as re-filed, restore certain provisions that had previously been redacted. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the original 10-Q (i.e., those events occurring after November 6, 2017) or modify or update those disclosures that may be affected by subsequent events.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1+†**	Asset Purchase Agreement, dated July 31, 2017, between Bristol-Myers Squibb Company and Seattle Genetics, Inc.	—	—	—	—

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	05/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	02/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015

10.1†	Purchase Agreement, dated June 16, 2017, between BMR-3450 Monte Villa Parkway, LLC and ZymoGenetics, Inc.	10-Q	000-32405	10.1	11/06/2017

10.2	Assignment and Assumption of Purchase Agreement, dated July 30, 2017, between ZymoGenetics, Inc. and Seattle Genetics, Inc.	10-Q	000-32405	10.2	11/06/2017

10.3+†	License and Collaboration Agreement, effective October 7, 2011, between Genmab A/S and Seattle Genetics, Inc.	—	—	—	—

10.4*	Seattle Genetics, Inc. Long Term Incentive Plan for TV and EV	10-Q	000-32405	10.4	11/06/2017

10.5*	Form of Stock Unit Grant Notice for Long Term Incentive Plan for TV and EV	10-Q	000-32405	10.5	11/06/2017

10.6*	Form Stock Unit Grant Notice for Non-US Participants Long Term Incentive Plan for TV and EV	10-Q	000-32405	10.6	11/06/2017

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	10-Q	000-32405	32.1	11/06/2017

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	10-Q	000-32405	32.2	11/06/2017

101.INS	XBRL Instance Document.	10-Q	000-32405	101.INS	11/06/2017

101.SCH	XBRL Taxonomy Extension Schema Document.	10-Q	000-32405	101.SCH	11/06/2017

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-Q	000-32405	101.CAL	11/06/2017

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-Q	000-32405	101.DEF	11/06/2017

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-Q	000-32405	101.LAB	11/06/2017

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-Q	000-32405	101.PRE	11/06/2017

+	Filed herewith.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
*	Indicates a management contract or compensatory plan or arrangement.
**	Schedules to the Asset Purchase Agreement, dated July 31, 2017, between Bristol-Myers Squibb Company and Seattle Genetics, Inc. have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 13, 2018

5