Form 10-Q
period 2018-03-31
SEATTLE GENETICS INC /WA
filed 2018-04-26
CIK 1060736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 23, 2018, there were 158,224,428 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Seattle Genetics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$186,890	$160,945
Short-term investments	213,026	252,226
Accounts receivable, net	118,579	84,774
Inventories	71,915	59,978
Prepaid expenses and other current assets	44,126	19,138

Total current assets	634,536	577,061
Property and equipment, net	103,489	103,756
In-process research and development	300,000	0
Goodwill	251,017	0
Other non-current assets	184,585	197,132

Total assets	$1,473,627	$877,949

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$132,246	$132,672
Current portion of deferred revenue	35,776	34,457

Total current liabilities	168,022	167,129

Long-term liabilities
Deferred revenue, less current portion	23,387	30,618
Deferred rent and other long-term liabilities	2,881	2,633

Total long-term liabilities	26,268	33,251

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	0	0
Common stock, $0.001 par value, 250,000 shares authorized; 158,169 shares issued and outstanding at March 31, 2018 and 144,395 shares issued and outstanding at December 31, 2017	158	144
Additional paid-in capital	2,493,053	1,806,159
Accumulated other comprehensive income (loss)	(264)	63,836
Accumulated deficit	(1,213,610)	(1,192,570)

Total stockholders’ equity	1,279,337	677,569

Total liabilities and stockholders’ equity	$1,473,627	$877,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Net product sales	$95,357	$70,321
Collaboration and license agreement revenues	29,559	21,830
Royalty revenues	15,674	16,980

Total revenues	140,590	109,131

Costs and expenses
Cost of sales	10,358	7,481
Cost of royalty revenues	5,377	4,380
Research and development	152,502	118,184
Selling, general and administrative	66,182	38,404

Total costs and expenses	234,419	168,449

Loss from operations	(93,829)	(59,318)
Investment and other loss, net	(17,886)	(672)

Net loss	$(111,715)	$(59,990)

Net loss per share—basic and diluted	$(0.73)	$(0.42)

Shares used in computation of per share amounts—basic and diluted	152,049	142,458

Comprehensive income (loss):
Net loss	$(111,715)	$(59,990)
Other comprehensive income (loss):
Foreign currency translation loss	(8)	(2)
Unrealized gain on securities available for sale, net of tax	27	3,982

Total other comprehensive income	19	3,980

Comprehensive loss	$(111,696)	$(56,010)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(111,715)	$(59,990)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	16,838	14,465
Depreciation and amortization	7,010	4,784
Amortization of premiums, accretion of discounts and loss on investments	(146)	1,836
Deferred rent and other long-term liabilities	248	(114)
Unrealized losses on equity securities	18,825	0
Changes in operating assets and liabilities
Accounts receivable, net	(17,531)	(11,759)
Inventories	(11,937)	7,401
Prepaid expenses and other assets	(11,529)	445
Accounts payable and accrued liabilities	(28,877)	(18,544)
Deferred revenue	(8,350)	(2,068)

Net cash used by operating activities	(147,164)	(63,544)

Investing activities
Purchases of securities	(62,628)	(208,370)
Proceeds from maturities of securities	120,022	182,700
Proceeds from sales of securities	48,469	60,056
Purchases of property and equipment	(4,673)	(14,583)
Acquisition of Cascadian Therapeutics, Inc., net of cash acquired	(598,151)	0

Net cash provided (used) by investing activities	(496,961)	19,803

Financing activities
Net proceeds from issuance of common stock	658,165	0
Proceeds from exercise of stock options and employee stock purchase plan	11,905	10,835

Net cash provided by financing activities	670,070	10,835

Net increase (decrease) in cash and cash equivalents	25,945	(32,906)
Cash and cash equivalents at beginning of period	160,945	108,673

Cash and cash equivalents at end of period	$186,890	$75,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiaries (collectively “Seattle Genetics” or the “Company”). All intercompany transactions and balances have been eliminated. The Company acquired Cascadian Therapeutics, Inc., or Cascadian, in March 2018, as further described in Note 8. Management has determined that the Company operates in one segment: the development and sale of pharmaceutical products on its own behalf or in collaboration with others. Substantially all of the Company’s assets and revenues are related to operations in the U.S.; however, the Company also has subsidiaries in Australia, Canada, Ireland, Luxembourg, Switzerland, and the United Kingdom.

The condensed consolidated balance sheet data as of December 31, 2017 were derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of the Company’s operations for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Non-cash investing activities

The Company had $2.3 million and $1.0 million of accrued capital expenditures as of March 31, 2018 and December 31, 2017, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have not been included in the statement of cash flows until such amounts have been paid in cash.

Investments

The Company adopted Accounting Standards Update entitled “ASU 2016-01, Financial Instruments: Overall” on January 1, 2018, which addressed certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including that changes in the fair value of equity securities be recorded in income or loss rather than accumulated other comprehensive income or loss in stockholders’ equity. The Company used the modified retrospective method and recognized a $64.1 million cumulative effect of initially applying this ASU as an adjustment to the opening accumulated deficit at January 1, 2018. Accordingly, comparative information has not been adjusted and continues to be reported under previous accounting standards. The implementation of this standard increases the volatility of net income or loss to the extent that the Company continues to hold equity securities.

The Company invests primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income and loss in stockholders’ equity. Realized gains, realized losses and declines in the value of investments judged to be other-than-temporary are included in investment and other loss, net. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other loss, net. Interest and dividends earned on all securities are included in investment and other loss, net. The Company classifies investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. The Company also holds certain equity securities, which are reported at estimated fair value.

If the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are charged against investment and other loss, net.

Business combinations, including acquired in-process research and development and goodwill

The Company accounts for business combinations using the acquisition method, recording the acquisition-date fair value of total consideration over the acquisition-date fair value of net assets acquired as goodwill.

Fair value is typically estimated using the present value of future discounted cash flows, an income approach. The significant estimates in the discounted cash flow model primarily include the discount rate, rates of future revenue growth and/or profitability of the acquired business, and working capital effects. The discount rate considers the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to achieve the projected cash flows.

In-process research and development assets are accounted for as indefinite-lived intangible assets and maintained on the balance sheet until either the underlying project is completed or the asset becomes impaired. If the project is completed, the carrying value of the related intangible asset is amortized to cost of sales over the remaining estimated life of the asset beginning in the period in which the project is completed. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is recorded in the period in which the impairment occurs.

The Company evaluates indefinite-lived intangible assets and goodwill for impairment annually, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset or the reporting unit (for goodwill) is less than its carrying value, the Company then would proceed with the quantitative impairment test to compare the fair value to the carrying value and recognize an impairment if the carrying value exceeds the fair value.

Acquisition-related costs, including banking, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of the acquired business are included in the consolidated financial statements from the acquisition date.

Long-term incentive plans

The Company has established Long-Term Incentive Plans, or LTIPs. The LTIPs provide eligible employees with the opportunity to receive performance-based incentive compensation, which may be comprised of cash, stock options, and/or restricted stock units. The payment of cash and the grant or vesting of equity are contingent upon the achievement of pre-determined regulatory milestones. The Company records compensation expense over the estimated service period for each milestone subject to the achievement of the milestone being considered probable in accordance with the provisions of ASC 450, Contingencies. At each reporting date, the Company assesses whether achievement of a milestone is considered probable and, if so, records compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures.

During the three months ended March 31, 2018, an LTIP milestone was achieved related to the U.S. Food and Drug Administration, or FDA, approval of a label expansion in the U.S. for ADCETRIS, based on clinical trial data from the ECHELON-1 study. As of March 31, 2018, the estimated unrecognized compensation expense related to all LTIPs was $34.8 million. The total estimate of unrecognized compensation expense is expected to change in the future for several reasons, including the addition of more eligible employees or the addition, termination, or modification of an LTIP.

Revenue recognition

The Company adopted Accounting Standards Codification Topic 606—Revenue from Contracts with Customers, or Topic 606, on January 1, 2018, resulting in a change to its accounting policy for revenue recognition. The Company used the modified retrospective method and recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening accumulated deficit at January 1, 2018. Accordingly, comparative information has not been adjusted and continues to be reported under previous accounting standards. Refer to Note 2 for additional information.

The Company’s revenues are comprised of ADCETRIS net product sales, amounts earned under its collaboration and licensing agreements and royalties. Revenue recognition occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services based on a short-term credit arrangement.

Net product sales

The Company sells ADCETRIS through a limited number of pharmaceutical distributors in the U.S. and Canada. Customers order ADCETRIS through these distributors, and the Company typically ships product directly to the customer. The delivery of ADCETRIS to the end-user site represents a single performance obligation for these transactions. The Company records product sales at the point in time when title and risk of loss pass, which generally occurs upon delivery of the product to the customer. The transaction price for product sales represents the amount the Company expects to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions and actual amounts incurred are offset against applicable accruals. The Company reflects these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to date. These estimates involve a substantial degree of judgment. The Company has applied a portfolio approach as a practical expedient for estimating net product sales from ADCETRIS.

Government-mandated rebates and chargebacks: The Company has entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to the Company by the various state Medicaid programs. The Company estimates Medicaid rebates using the most-likely-amount approach, based on a variety of factors, including its experience to date.

The Company has also completed a Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of ADCETRIS. In addition, the Company has entered into a Pharmaceutical Pricing Agreement with the Secretary of Health and Human Services, which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to the Company for the difference between wholesale acquisition cost and the applicable discounted price. As a result of the Company’s direct-ship distribution model, it can identify the entities purchasing ADCETRIS and this information enables the Company to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. The Company also reviews historical rebate and chargeback information to further refine these estimates.

Distribution fees, product returns and other deductions: The Company’s distributors charge a volume-based fee for distribution services that they perform for the Company. The Company allows for the return of product that is within 30 days of its expiration date or that is damaged. The Company estimates product returns based on its experience to date using the most-likely-amount approach. In addition, the Company considers its direct-ship distribution model, its belief that product is not typically held in the distribution channel, and the expected rapid use of the product by healthcare providers. The Company provides financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance amounts through SeaGen Secure. SeaGen Secure is available to patients in the U.S. and its territories who meet various financial and treatment need criteria. Estimated contributions for commercial coinsurance under SeaGen Secure are deducted from gross sales and are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect the Company’s actual experience.

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

The Company’s collaboration and license agreements include contractual milestones. Generally, the milestone events coincide with the progression of the collaborators’ product candidates. These consist of development milestones (such as designation of a product candidate or initiation of preclinical studies and the initiation of phase 1, phase 2, or phase 3 clinical trials), regulatory milestones (such as the filing of regulatory applications for marketing approval), and commercialization milestones (such as first commercial sale in a particular market and product sales in excess of a pre-specified threshold). The Company’s ADC collaborators are solely responsible for the development of their product candidates, and the achievement of milestones in any of the categories identified above is based solely on the collaborators’ efforts. Since the Company does not take a substantive role or control the research, development or commercialization of any products generated by its ADC collaborators, the Company is not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable to the Company by its ADC collaborators. As such, the milestone payments associated with its ADC collaborations involve a substantial degree of uncertainty and risk that they may never be received. In the case of the Company’s ADCETRIS collaboration with Takeda Pharmaceutical Company Limited, or Takeda, the Company may be involved in certain development activities; however, the achievement of milestone events under the agreement is primarily based on activities undertaken by Takeda.

ADC collaborations are initially evaluated as to whether the intellectual property licenses granted by the Company represent distinct performance obligations. If they are determined to be distinct, the value of the intellectual property licenses would be recognized up-front while the research and development service fees would be recognized as the performance obligations are satisfied. Variable consideration is assessed at each reporting period as to whether it is not subject to significant future reversal and, therefore, should be included in the transaction price at the inception of the contract. If a contract includes a fixed or minimum amount of research and development support, this also would be included in the transaction price. Changes to ADC collaborations, such as the extensions of the research term or increasing the number of targets or technology covered under an existing agreement, are assessed for whether they represent a modification or should be accounted for as a new contract.

The Company has concluded that the license of intellectual property in its current ADC collaborations is not distinct from the perspective of its customers at the time of initial transfer, since the Company does not license intellectual property without related technology transfer and research and development support services. The Company’s performance obligations under its collaborations include such things as providing intellectual property licenses, performing technology transfer, performing research and development consulting services, providing reagents, ADCs, and other materials, and notifying the customer of any enhancements to licensed technology or new technology that the Company discovers, among others. The Company determined its performance obligations under its current ADC collaborations as evaluated at contract inception were not distinct and represented a single performance obligation. Revenue is recognized using a proportional performance model, representing the transfer of goods or services as activities are performed over the term of the agreement. Upfront payments are also amortized to revenue over the performance period. Upfront payment contract liabilities resulting from the Company’s collaborations do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by the Company.

When no performance obligations are required of the Company, or following the completion of the performance obligation period, such amounts are recognized as revenue upon transfer of control of the goods or services to the customer. Generally, all amounts received or due other than sales-based milestones and royalties are classified as collaboration and license agreement revenues. Sales-based milestones and royalties are recognized as royalty revenue in the period the related sale occurred.

The Company generally invoices its collaborators and licensees on a monthly or quarterly basis, or upon the completion of the effort or achievement of a milestone, based on the terms of each agreement. Deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods as performance obligations are satisfied. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.

Royalty revenues and cost of royalty revenues

Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Cost of royalty revenues reflects amounts owed to the Company’s third-party licensors related to Takeda’s sales of ADCETRIS. These amounts are recognized in the period in which the related sales by Takeda occur.

Recent accounting pronouncements not yet adopted

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

In June 2016, FASB issued an Accounting Standards Update entitled “ASU 2016-13, Financial Instruments: Credit Losses.” The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investments securities are recorded. The standard will become effective for the Company beginning on January 1, 2020, with early adoption permitted. The Company is currently evaluating the guidance to determine the potential impact on its financial condition, results of operations and cash flows, and financial statement disclosures.

2. Revenue from contracts with customers

On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 were presented under Topic 606, while prior period amounts were not adjusted and reported under the accounting standards in effect for the prior periods. The Company recorded the following cumulative effect as of January 1, 2018, itemized here (in thousands) and further described below:

Collaboration and license agreement revenues	$10,282
Royalty revenues	22,230
Cost of royalty revenues	(5,955)

Accumulated deficit – (debit) credit	$26,557

Impact to net product sales

Topic 606 does not generally change the practice under which the Company recognizes product revenue from sales of ADCETRIS.

Impact to collaboration and license agreement revenues

The achievement of development milestones under the Company’s collaborations will be recorded during the period their achievement becomes probable, which may result in earlier recognition as compared to previous accounting principles. Each of the Company’s current ADC collaborations contain a single performance obligation under Topic 606.

The Takeda ADCETRIS collaboration is the only ongoing ADC collaboration that was significantly impacted by the adoption of Topic 606. The Takeda ADCETRIS collaboration provides for the global co-development of ADCETRIS and the commercialization of ADCETRIS by Takeda in its territory. Under this collaboration, the Company has retained commercial rights for ADCETRIS in the U.S. and its territories and in Canada, and Takeda has commercial rights in the rest of the world and pays the Company a royalty. The Company’s performance obligations under the collaboration include providing intellectual property licenses, performing technology transfer, providing research and development services for co-funded activities, allowing access to data, submitting regulatory filings and other information for co-funded activities, and providing manufacturing support including supply of ADCETRIS drug components, finished ADCETRIS product, and know-how. The Company determined that its performance obligations under the collaboration as evaluated at contract inception were not distinct and represented a single performance obligation, and that the obligations for goods and services provided would be completed over the performance period of the agreement. Any payments received by the Company from Takeda, including the upfront payment, progress-dependent development and regulatory milestone payments, reimbursement for drug product supplied, and net development cost reimbursement payments, are recognized as revenue using a time-based proportional performance model over the ten-year development period (December 2009 through November 2019) of the collaboration, within collaboration and license agreement revenues. Updates to the Takeda ADCETRIS collaboration transaction price for variable consideration, such as approval of the co-development annual budget and binding production forecast, are considered at each reporting period as to whether they are not subject to significant future reversal. Shipments of drug supply that occur after the expiration of the drug supply agreement in September 2018 will be recorded as a separate performance obligation.

Impact to royalty revenues

Commercial sales-based milestones and sales royalties, primarily earned under the Takeda ADCETRIS collaboration, are recorded in the period of the related sales by Takeda, based on estimates if actual information is not yet available, rather than recording them as reported by the customer one quarter in arrears under previous accounting guidance. Takeda also bears a portion of third-party royalty costs owed on its sales of ADCETRIS which is included in royalty revenues.

Disaggregation of total revenues

The Company has one marketed product, ADCETRIS. Substantially all of the Company’s product revenues are recorded in the U.S. Substantially all of the Company’s royalty revenues are from its collaboration with Takeda. Collaboration and license agreement revenues by collaborator are summarized as follows (in thousands):

Three months ended March 31, 2018
Takeda	$13,572
AbbVie	8,000
Other	7,987

Collaboration and license agreement revenues	$29,559

Contract balances and performance obligations

Under Topic 606, the Company recorded contract assets of $12.7 million and $15.8 million as of January 1, 2018 and March 31, 2018, respectively, related to the Takeda ADCETRIS collaboration. These were recorded in prepaid expenses and other current assets on the consolidated balance sheet. The increase from January 1 to March 31 was primarily due to updates to the Takeda ADCETRIS collaboration transaction price upon approval of the co-development annual budget and binding production forecast.

Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of March 31, 2018. Deferred revenue related to the Company’s collaboration with Takeda was $58.3 million as of March 31, 2018 and will be recognized along with the remaining performance obligations over the remainder of the ten-year performance period ending November 2019. The Company recognized collaboration and license agreement revenues of $9.0 million during the three months ended March 31, 2018 that were included in the deferred revenue balance as of January 1, 2018.

Impacts to condensed consolidated financial statements as of and for the three months ended March 31, 2018 (in thousands)

	As reported	Adjustments	Balances without the adoption of Topic 606
Condensed Consolidated Balance Sheet data
Assets
Accounts receivable, net	$118,579	$(9,535)	$109,044
Prepaid expenses and other current assets	44,126	(15,775)	28,351
Liabilities
Current portion of deferred revenue	35,776	(1,578)	34,198
Deferred revenue, less current portion	23,387	(1,051)	22,336
Stockholders’ equity
Accumulated deficit	(1,213,610)	(22,681)	(1,236,291)

Condensed Consolidated Statements of Comprehensive Loss data
Collaboration and license agreement revenues	$29,559	$(2,864)	$26,695
Royalty revenues	15,674	7,318	22,992
Total revenues	140,590	4,454	145,044

Cost of royalty revenues	5,377	578	5,955
Net loss	(111,715)	3,876	(107,839)

3. Net loss per share

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. The Company excluded all restricted stock units and options to purchase common stock from the calculation of basic and diluted net loss per share as such securities were anti-dilutive for all periods presented. The weighted-average number of restricted stock units and options to purchase common stock that have been excluded from the number of shares used to calculate basic and diluted net loss per share totaled 13,506,000 and 13,321,000 for the three months ended March 31, 2018 and 2017, respectively.

4. Common stock

In February 2018, the Company completed an underwritten public offering of 13,269,230 shares of its common stock at a public offering price of $52.00 per share. The offering resulted in net proceeds to the Company of $658.2 million, after deducting underwriting discounts, commissions, and other offering expenses. The Company used a majority of the proceeds to fund the acquisition of Cascadian.

5. Investments

As of December 31, 2017 and March 31, 2018, the Company held common stock of Immunomedics and Unum Therapeutics, Inc., or Unum, each holding purchased in connection with strategic collaborations with the respective company. The collaboration agreement with Immunomedics was subsequently terminated. The collaboration agreement with Unum provided that the Company purchase shares in a private placement concurrent with Unum’s initial public offering. Unum’s initial public offering was priced in March 2018 and closed in April 2018. As such, the Company reflected the shares on its consolidated balance sheet as of March 31, 2018. Prior to Unum’s initial public offering, the Company accounted for its investment in Unum under the cost method of accounting. During the three months ended March 31, 2018, the Company recognized net losses from changes in the fair values of these equity securities of $18.8 million.

The Company’s debt and equity securities consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2018
U.S. Treasury securities (debt securities)	$213,285	$1	$(260)	$213,026
Equity securities	100,882	79,409	(758)	179,533

Total	$314,167	$79,410	$(1,018)	$392,559

Contractual maturities of debt securities (at date of purchase)
Due in one year or less	$132,644			$132,587
Due in one to two years	80,641			80,439

Total	$213,285			$213,026

December 31, 2017
U.S. Treasury securities (debt securities)	$252,511	$0	$(285)	$252,226
Equity securities	90,882	97,476	0	188,358

Total	$343,393	$97,476	$(285)	$440,584

Contractual maturities of debt securities (at date of purchase)
Due in one year or less	$151,903			$151,842
Due in one to two years	100,608			100,384

Total	$252,511			$252,226

6. Fair value

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

The fair value hierarchy of the Company’s assets carried at fair value and measured on a recurring basis was as follows (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2018
Short-term investments—U.S. Treasury securities	$213,026	$0	$0	$213,026
Other non-current assets—equity securities	179,533	0	0	179,533

Total	$392,559	$0	$0	$392,559

December 31, 2017
Short-term investments—U.S. Treasury securities	$252,226	$0	$0	$252,226
Other non-current assets—equity securities	188,358	0	0	188,358

Total	$440,584	$0	$0	$440,584

7. Inventories

The following table presents the Company’s inventories of ADCETRIS (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$67,278	$52,398
Work in process	0	0
Finished goods	4,637	7,580

Total	$71,915	$59,978

The Company capitalizes ADCETRIS inventory costs. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales. The Company does not capitalize manufacturing costs for any of its product candidates.

8. Acquisition of Cascadian

In March 2018, the Company acquired all issued and outstanding shares of Cascadian, a clinical-stage biopharmaceutical company based in Seattle, Washington, for $10.00 per share in cash, or approximately $614.1 million (referred to as the Cascadian Acquisition), which was funded by an underwritten public offering as further described in Note 4. The Cascadian Acquisition expanded the Company’s late-stage pipeline, providing global rights to tucatinib, an investigational oral tyrosine kinase inhibitor, or TKI, that is currently being evaluated in a phase 2 trial called HER2CLIMB for patients with HER2-positive (HER2+) metastatic breast cancer, including patients with or without brain metastases.

The Cascadian Acquisition was accounted for as a business combination. During the three months ended March 31, 2018, the Company incurred $8.5 million in acquisition-related costs, which were recorded in selling, general and administrative expenses.

The preliminary purchase price allocation of the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date was as follows (in thousands):

Cash and cash equivalents	$15,919
Short-term and long-term investments	66,491
Prepaid expenses and other assets	2,215
Property and equipment	566
In-process research and development	300,000
Goodwill	251,017
Accounts payable and accrued liabilities	(22,138)

Total purchase price	$614,070

The amount allocated to in-process research and development was based on the present value of future discounted cash flows, which was based on significant estimates. These estimates included the number of potential patients and market price of a future tucatinib-based regimen, costs required to conduct clinical trials and potentially commercialize tucatinib, as well as estimates for probability of success and the discount rate. Goodwill primarily was attributed to tucatinib’s potential application in other treatment settings, intangible assets that do not qualify for separate recognition, and synergies with the Company’s existing pipeline and capabilities. Goodwill is not expected to be deductible for tax purposes. The amount allocated to goodwill is preliminary, since the acquisition accounting is not yet finalized as it relates to income taxes.

The financial information in the table below summarizes the combined results of operations of Seattle Genetics and Cascadian on a pro forma basis, for the period in which the acquisition occurred and the comparative period as though the companies had been combined as of January 1, 2017. Pro forma adjustments have been made primarily related to acquisition-related transaction costs and employee costs. The following unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred as of January 1, 2017 or indicative of future results (in thousands):

	Three months ended March 31,
	2018	2017
Revenues	$140,590	$109,131
Net loss	(140,649)	(101,292)
Basic and diluted net loss per share	(0.89)	(0.66)

9. Legal matters

On January 10, 2017, a purported securities class action lawsuit was commenced in the United States District Court for the Western District of Washington, naming as defendants the Company and certain of its officers, or the CD33A Class Action. A consolidated amended complaint was filed on June 6, 2017, following the court’s appointment of a lead plaintiff and its approval of lead plaintiff’s counsel. The lawsuit alleges material misrepresentations and omissions in public statements regarding the Company’s business, operational and compliance policies, violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act. The complaint seeks compensatory damages of an undisclosed amount. The plaintiff alleges, among other things, that the Company made false and/or misleading statements and/or failed to disclose that SGN-CD33A presents a significant risk of fatal hepatotoxicity and that the Company had therefore overstated the viability of SGN-CD33A as a treatment for acute myeloid leukemia, AML. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming the Company and/or its officers and directors as defendants. The Company filed a motion to dismiss this complaint on July 28, 2017. On October 18, 2017, the Court granted the Company’s motion to dismiss with leave for plaintiff to file a second consolidated amended complaint. The plaintiff filed a second consolidated amended complaint on November 17, 2017, and the Company filed a motion to dismiss this new complaint on January 5, 2018. The plaintiff filed an opposition to the Company’s motion to dismiss on February 16, 2018, and the Company replied to this opposition on March 9, 2018. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming the Company and/or its officers and directors as defendants. The Company does not believe it is feasible to predict or determine the ultimate outcome or resolution of this litigation, or to estimate the amount of, or potential range of, loss with respect to this proceeding. In addition, the timing of the final resolution of this proceeding is uncertain. As a result of the lawsuit, the Company will incur litigation expenses and may incur indemnification expenses, and potential resolutions of the lawsuit could include a settlement requiring payments. Those expenses could have a material impact on the Company’s financial position, results of operations, and cash flows.

On March 29, 2017, a stockholder derivative lawsuit, or the Stockholder Derivative Action, was filed in Washington Superior Court for the County of Snohomish, or the Snohomish County Superior Court. The complaint names as defendants certain of the Company’s current and former executives and members of its board of directors. The Company is named as a nominal defendant. The complaint generally makes the same allegations as the CD33A Class Action, claiming that the individual defendants breached their duties to the Company. The complaint seeks unspecified damages, disgorgement of compensation, corporate governance changes, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from the Company. On June 8, 2017, the Snohomish County Superior Court entered an order staying the Stockholder Derivative Action until resolution of the motion to dismiss the CD33A Class Action. On October 18, 2017, in light of the granting of the Company’s motion to dismiss in the CD33A Class Action, the parties in the Stockholder Derivative Action filed a joint status report with the Snohomish County Superior Court stipulating to continue to stay the Stockholder Derivative Action pending a ruling on a motion to dismiss the second consolidated amended complaint in the CD33A Class Action. A similar joint status report was filed with the Snohomish County Superior Court on February 16, 2018 in order to further extend the Snohomish County Superior Court’s stay. As a result of the lawsuit, the Company may incur litigation and indemnification expenses.

Between February 13, 2018 and February 16, 2018, four purported stockholders of Cascadian filed separate putative class action lawsuits and an individual complaint in the United States District Court for the District of Delaware and the United States District Court for the Western District of Washington against Cascadian and former members of its then-separate board of directors and the Company. The cases filed in Delaware are Kim v. Cascadian Therapeutics, Inc., et al., and Palazzo v. Cascadian Therapeutics, Inc., et al. The cases filed in Washington are Jaso v. Cascadian Therapeutics, Inc., et al., and Bensimon v. Cascadian Therapeutics, Inc., et al. Plaintiffs allege violations of Sections 14(d) and 14(e) of the Exchange Act, Rule 14d-9(d) promulgated under Section 14(d) of the Exchange Act, and Section 20(a) of the Exchange Act in connection with the Schedule 14D-9 filed by Cascadian with the SEC on February 8, 2018 in relation to the Cascadian Acquisition. The Bensimon complaint also alleges that the Cascadian board breached its fiduciary duties of care, loyalty and good faith by entering into the Cascadian Acquisition and allegedly failing to take steps to maximize Cascadian’s value. All four complaints allege that the Schedule 14D-9 omitted material information, ostensibly rendering the Schedule 14D-9 materially incomplete. The complaints seek, among other things, to enjoin the Cascadian Acquisition and/or damages. On March 8, 2018, plaintiffs in the Kim, Palazzo and Bensimon cases, or the KPB Group, filed a motion in U.S. District Court for the District of Delaware seeking the award of reasonable attorneys’ fees and expenses as a result of the alleged benefit provided to Cascadian shareholders from the supplemental disclosures Cascadian made following the filing of their purported class actions, or the KPB Group Fee Motion. Defendants’ answer to the KPB Group Fee Motion is due on May 11, 2018. On March 26, 2018, while reserving his right to pursue the KPB Group Fee Motion, plaintiff in the Palazzo case voluntarily dismissed his complaint pursuant to Federal Rule of Civil Procedure 41(a) on the grounds that Cascadian’s supplemental disclosures prior to the closing of the tender offer mooted the claims set forth in his complaint. Similarly, on April 17, 2018, while reserving his right to pursue the KPB Group Fee Motion, plaintiff in the Kim case voluntarily dismissed his complaint pursuant to Federal Rule of Civil Procedure 41(a) on the grounds that Cascadian’s supplemental disclosures prior to closing of the tender offer mooted the claims set forth in his complaint.

On March 8, 2018, three purported stockholders of Cascadian filed a Verified Complaint to Compel Inspection of Books and Records under 8 Del. C. §220 in the Delaware Court of Chancery against Cascadian, seeking to inspect books and records in order to determine whether wrongdoing or mismanagement has taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence and disinterestedness of the former Cascadian directors with respect to the Cascadian Acquisition. The Company filed its answer to this complaint on March 28, 2018.

The Company does not believe it is feasible to predict or determine the ultimate outcome or resolution of these litigations, or to estimate the amount of, or potential range of, loss with respect to these litigations. In addition, the timing of the final resolution of these litigations is uncertain. As a result of these litigations, the Company will incur litigation expenses and may incur indemnification expenses, and potential resolutions of the lawsuit could include a settlement requiring payments. Those expenses could have a material impact on the Company’s financial position, results of operations, and cash flows.

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

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements except as required by law. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Part II. Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

ADCETRIS® (brentuximab vedotin)

Our marketed product ADCETRIS® is commercially available in 71 countries, including in the U.S., Canada, members of the European Union and Japan. We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the U.S. and its territories and in Canada, and Takeda has commercial rights in the rest of the world and pays us a royalty. ADCETRIS is approved by the U.S. Food and Drug Administration, or FDA, for five indications, including several settings for the treatment of Hodgkin lymphoma, for relapsed systemic anaplastic large cell lymphoma, or sALCL, and for certain types of cutaneous T-cell lymphoma, or CTCL. In March 2018, the FDA approved ADCETRIS in combination with chemotherapy for the treatment of newly diagnosed adult patients with previously untreated Stage III or IV classical Hodgkin lymphoma. ADCETRIS is approved by the European Commission for four indications, encompassing several settings for the treatment of relapsed Hodgkin lymphoma, for relapsed sALCL, and for certain types of CTCL.

Beyond our current labeled indications, we are developing ADCETRIS in two ongoing phase 3 trials. In collaboration with Takeda, we are conducting the phase 3 ECHELON-2 trial in mature T-cell lymphoma, or MTCL, also known as peripheral T-cell lymphoma, or PTCL, including sALCL. ECHELON-2 is evaluating ADCETRIS in combination with CHP versus CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) for the treatment of newly-diagnosed MTCL patients. In November 2016, we and Takeda completed enrollment of 452 patients, and we expect to report top-line data in 2018. In the phase 3 CHECKMATE 812 trial, being conducted in collaboration with Bristol-Myers Squibb Company, or BMS, we are evaluating the combination of BMS’s immunotherapy nivolumab (Opdivo) with ADCETRIS for the treatment of relapsed or refractory, or transplant-ineligible, classical Hodgkin lymphoma.

Clinical-stage product candidates

In collaboration with Astellas Pharma, Inc., or Astellas, we are developing enfortumab vedotin, formerly known as ASG-22ME, which is an ADC targeting Nectin-4. We and Astellas are conducting a pivotal phase 2 clinical trial, called the EV-201 trial, for patients with locally advanced or metastatic urothelial cancer who were previously treated with checkpoint inhibitor, or CPI, therapy. By the end of the third quarter of 2018, we expect to complete enrollment in the EV-201 trial of patients with locally advanced or metastatic urothelial cancer who previously received both a platinum-based chemotherapy and a CPI therapy. Positive data in this subgroup could serve as the basis for a Biologics License Application, or BLA, submission under the FDA’s accelerated approval regulations. In addition, we plan to continue enrollment in the EV-201 trial for patients who previously received a CPI but not a platinum agent. The additional data could potentially serve as the basis for a second labeled indication. In addition, we and Astellas plan to initiate a phase 3 clinical trial, called EV-301, in metastatic urothelial cancer patients who have previously been treated with CPI therapy. EV-301 is intended to support global regulatory submissions for approval and serve as a confirmatory trial in the U.S. to support conversion of a potential accelerated approval to regular approval. The FDA granted Breakthrough Therapy Designation, or BTD, in March 2018 to enfortumab vedotin for patients with locally advanced or metastatic urothelial cancer who were previously treated with a CPI therapy. We and Astellas also are conducting a phase 1b trial of enfortumab vedotin in combination with CPI therapy for patients with first- or second-line locally advanced or metastatic urothelial cancer.

In March 2018, we acquired Cascadian Therapeutics, Inc., or Cascadian, a clinical-stage biopharmaceutical company based in Seattle, Washington (referred to as the Cascadian Acquisition). Through the Cascadian Acquisition, we acquired global rights to tucatinib, an investigational oral tyrosine kinase inhibitor, or TKI, targeting HER2. Tucatinib is currently being evaluated in a randomized global pivotal phase 2 trial called HER2CLIMB for patients with HER2-positive (HER2+) metastatic breast cancer, including patients with or without brain metastases. We expect to complete enrollment for HER2CLIMB clinical trial in 2019.

In collaboration with Genmab A/S, or Genmab, we are developing tisotumab vedotin, which is an ADC targeting tissue factor. We and Genmab plan to initiate a pivotal phase 2 clinical trial for patients with recurrent and/or metastatic cervical cancer.

We are also developing ladiratuzumab vedotin, an ADC targeting LIV-1, which is currently in phase 2 clinical trials. Our earlier-stage clinical pipeline includes SGN-CD48A, which utilizes our ADC technology, SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology, and SGN-2FF, which is a novel small molecule. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. As a result of recent portfolio and resource prioritization decisions, we are no longer developing denintuzumab mafodotin, SGN-CD19B, SGN-CD123A, SGN-CD33A, and SGN-CD352A.

We have a collaboration with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer. We and Unum are conducting a phase 1 clinical trial studying Unum’s ACTR087 in combination with SEA-BCMA for the treatment of relapsed or refractory multiple myeloma.

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

Outlook

Our ongoing research, development, manufacturing and commercial activities, together with the integration and development activities related to Cascadian and Cascadian’s product candidates, including tucatinib, will require substantial amounts of capital and may not ultimately be successful. In addition, we may encounter unexpected difficulties during our integration and development activities related to Cascadian and Cascadian’s product candidates, any of which may cause us to expend greater funds and efforts or may slow, delay or limit development progress with respect to Cascadian’s product candidates. Over the next several years, we expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization of ADCETRIS and the continued development of ADCETRIS, enfortumab vedotin, tucatinib, and tisotumab vedotin. Our other product candidates are in relatively early stages of development. Enfortumab vedotin, tucatinib, tisotumab vedotin, and our other product candidates will require significant further development, financial resources and personnel to pursue and obtain regulatory approval and develop into commercially viable products, if at all. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, the research, continued development and manufacturing of our product candidates and expansion of our pipeline, and the integration and development activities related to Cascadian and Cascadian’s product candidates will likely require us to raise substantial amounts of additional capital and our operating expenses may fluctuate as a result of such activities. We may also incur significant milestone payment obligations to certain of our licensors as our product candidates progress through clinical trials towards potential commercialization.

The success of the Cascadian Acquisition will depend, in part, on our ability to successfully combine and integrate our business with the business of Cascadian and to advance the development of Cascadian’s product candidates. For additional details on these risks, see “Part II. Item 1A–-Risk Factors” below.

We recognize revenue from ADCETRIS product sales in the U.S. and Canada. Our future ADCETRIS product sales are difficult to accurately predict from period to period and are dependent on the incidence flow of patients eligible for treatment with ADCETRIS. In this regard, our product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors. Such factors include the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payors, competition, the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, physicians’ perception of the relative value of ADCETRIS in treating Hodgkin lymphoma in relation to alternate therapies, the overall level of demand for ADCETRIS, and the duration of therapy for patients receiving ADCETRIS. In particular:

•	Obtaining and maintaining appropriate coverage and reimbursement for ADCETRIS is increasingly challenging due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide, as well as increasing legislative and enforcement interest in the U.S. with respect to pharmaceutical drug pricing practices. We anticipate that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for ADCETRIS. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system, any of which could negatively affect our revenue or sales of ADCETRIS (or any future approved products).

•	The competition ADCETRIS faces from competing therapies is intensifying, and we anticipate that we will continue to face increasing competition in the future as new companies enter our market and scientific developments surrounding biosimilars and other cancer therapies continue to accelerate.

For these and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to establish or demonstrate in the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin lymphoma, and physician prescribing decisions with respect to ADCETRIS in this indication. Our ability to accelerate ADCETRIS sales growth also will be affected by our ability to continue to expand ADCETRIS’ utilization across all labeled indications of use, particularly in the frontline MTCL indication. In particular, negative or inconclusive results in our ECHELON-2 trial would negatively impact, or preclude altogether, our and Takeda’s ability to obtain regulatory approvals in the frontline MTCL indication in our respective territories, which would limit our sales of, and the commercial potential of, ADCETRIS. In addition, Takeda may be unable to obtain regulatory approvals of ADCETRIS in the ECHELON-1 treatment setting in its territories, which also would limit their sales, and the commercial potential, of ADCETRIS.

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

Financial summary

For the three months ended March 31, 2018, total revenues increased to $140.6 million, compared to $109.1 million for the same period in 2017. This increase was primarily driven by higher ADCETRIS net product sales. Net product sales of ADCETRIS were $95.4 million for the three months ended March 31, 2018, compared to $70.3 million for the same period in 2017.

For the three months ended March 31, 2018, total costs and expenses increased to $234.4 million, compared to $168.4 million for the same period in 2017. This primarily reflected higher research and development expenses, due to upfront payments for in-license agreements and continued investment in our late-stage pipeline, as well as higher selling, general, and administrative costs due to the Cascadian Acquisition and to support the ADCETRIS launch in patients diagnosed with previously untreated Stage III or IV classical Hodgkin lymphoma. In addition, our costs and expenses included Cascadian operations subsequent to March 9, 2018. Net loss for the three months ended March 31, 2018 included a loss of $18.8 million resulting from the change in the fair value of our common stock holdings in Immunomedics, Inc., or Immunomedics, and Unum.

As of March 31, 2018, we had $399.9 million in cash, cash equivalents and short-term investments, and $1.3 billion in total stockholders’ equity.

Comparability

In March 2018, we acquired Cascadian for $10.00 per share in cash, or approximately $614.1 million. Cascadian is included in our results of operations as of the acquisition date. Accordingly, the results discussed below were impacted by the timing of this acquisition. Refer to “Part I. Item 1. Note 8—Acquisition of Cascadian” for additional information on the Cascadian Acquisition.

We adopted Accounting Standards Codification Topic 606—Revenue from Contracts with Customers, or Topic 606, on January 1, 2018, resulting in a change to our accounting policy for revenue recognition. We used the modified retrospective method and recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening accumulated deficit at January 1, 2018. Accordingly, comparative information has not been adjusted and continues to be reported under previous accounting standards. Refer to “Part I. Item 1. Note 2—Revenue from contracts with customers” for additional information.

We adopted Accounting Standards Update entitled “ASU 2016-01, Financial Instruments: Overall” on January 1, 2018, which addressed certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including that changes in the fair value of equity securities be recorded in income or loss rather than accumulated other comprehensive income or loss in stockholders’ equity. We used the modified retrospective method and recognized the cumulative effect of initially applying this ASU as an adjustment to the opening accumulated deficit at January 1, 2018. Accordingly, comparative information has not been adjusted and continues to be reported under previous accounting standards. Refer to “Part I. Item 1. Note 1—Basis of presentation” for additional information.

Results of operations

Net product sales

We sell ADCETRIS in the U.S. and Canada.

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
Net product sales	$95,357	$70,321	36%

The increase in net product sales for the three months ended March 31, 2018 from the comparable period in 2017 primarily resulted from an increase in sales volume in the 2018 period and, to a lesser extent, from the effect of price increases instituted in 2017. The increase in sales volume in 2018 primarily was driven by increased use of ADCETRIS across multiple lines of therapy in Hodgkin lymphoma and for the treatment of other malignancies.

We expect continued growth in ADCETRIS sales in 2018 as compared to 2017. Our ability to accelerate ADCETRIS sales growth in future periods, if at all, will be primarily dependent on our ability to continue to expand ADCETRIS’ utilization across all labeled indications of use, particularly in newly diagnosed and previously untreated State III and IV classical Hodgkin lymphoma.

We sell ADCETRIS through a limited number of pharmaceutical distributors in the U.S. and Canada. Customers order ADCETRIS through these distributors, and we typically ship product directly to the customer. The delivery of ADCETRIS to the end-user site represents a single performance obligation for these transactions. We record product sales at the point in time when title and risk of loss pass, which generally occurs upon delivery of the product to the customer. The transaction price for product sales represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to date. These estimates involve a substantial degree of judgment. We have applied a portfolio approach as a practical expedient for estimating net product sales from ADCETRIS.

Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2017	$14,374	$3,521	$17,895
Provision related to current period sales	36,921	2,388	39,309
Adjustment for prior period sales	315	(143)	172
Payments/credits for current period sales	(27,457)	(954)	(28,411)
Payments/credits for prior period sales	(5,990)	(923)	(6,913)

Balance as of March 31, 2018	$18,163	$3,889	$22,052

Mandatory government discounts are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the three months ended March 31, 2018 as a result of price increases we instituted that exceeded the rate of inflation. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. With expected continued growth in ADCETRIS sales, we expect gross-to-net deductions to increase in 2018 as compared to 2017.

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

Collaboration and license agreement revenues by collaborator were as follows:

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
Takeda	$13,572	$20,266	(33%)
AbbVie	8,000	719	1,013%
Other	7,987	845	845%

Collaboration and license agreement revenues	$29,559	$21,830	35%

Collaboration revenues from Takeda fluctuate based on changes in the recognized portion of reimbursement funding under the ADCETRIS collaboration, which are influenced by the activities each party is performing under the collaboration agreement at a given time. For example, when Takeda’s level of spending on clinical collaboration activities increases above our own, our earned portion of reimbursement funding generally decreases. Additionally, we receive reimbursement for the cost of drug product supplied to Takeda for its use, the timing of which fluctuates based on Takeda’s product supply needs. Collaboration revenues from Takeda decreased during the three months ended March 31, 2018 from the comparable period in 2017, primarily driven by a decrease in drug product supply activities.

Collaboration revenues from AbbVie increased during the three months ended March 31, 2018 from the comparable period in 2017, primarily due to the recognition of a development milestone from our ADC collaboration. Collaboration revenues from Other increased primarily due to clinical manufacturing services performed for BMS under a transitional services agreement related to our acquisition of a manufacturing facility, or the North Creek manufacturing facility, in October 2017. These activities concluded as of March 31, 2018.

Our collaboration and license agreement revenues are impacted by the term and duration of those agreements and by progress-dependent milestones, annual maintenance fees and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved and our ability to enter into potential additional collaboration and license agreements. We expect our collaboration and license agreement revenues in 2018 to be lower than 2017, driven by the lower expected volume of drug to be supplied to Takeda. As of March 31, 2018, we recorded $58.3 million of deferred revenue related to our collaboration with Takeda, which we will recognize over the remainder of the ten-year performance period ending November 2019.

Collaboration agreements

Takeda

Our ADCETRIS collaboration with Takeda provides for the global co-development of ADCETRIS and the commercialization of ADCETRIS by Takeda in its territory. We received an upfront payment and have received and are entitled to receive progress- and sales-dependent milestone payments based on Takeda’s achievement of significant events under the collaboration, in addition to tiered royalties with percentages ranging from the mid-teens to the mid-twenties based on net sales of ADCETRIS within Takeda’s licensed territories. Additionally, the companies equally co-fund the cost of selected development activities conducted under the collaboration. We recognize as collaboration revenue the upfront payment, progress-dependent development and regulatory milestone payments, and net development cost reimbursement payments from Takeda over the ten-year development period of the collaboration, which is expected to end in 2019. When the performance of development activities under the collaboration results in us making a reimbursement payment to Takeda, the effect is to reduce the amount of collaboration revenue that we record. We also receive reimbursement for the cost of drug product supplied to Takeda for its use and, in some cases, pay Takeda for drug product they supply to us. The earned portion of net collaboration payments is reflected in collaboration and license agreement revenues.

As of March 31, 2018, total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $165 million. Of the remaining amount, up to approximately $7 million relates to the achievement of development milestones, up to approximately $118 million relates to the achievement of regulatory milestones and up to approximately $40 million relates to the achievement of commercial milestones. As of March 31, 2018, $70 million in milestones had been achieved as a result of regulatory and commercial progress by Takeda.

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

We and Unum would co-commercialize any successfully developed product candidates and share any profits equally on any co-developed programs in the U.S. We retain exclusive commercial rights outside of the U.S., paying Unum a royalty that is a high single digit to mid-teens percentage of ex-U.S. sales. The potential future licensing and progress-dependent milestone payments to Unum under the collaboration may total up to $400 million between the two ACTR programs, payment of which is triggered by the achievement of development, regulatory and commercial milestones.

ADC Collaboration Agreements

We have other active collaborations with a number of companies to allow them to use our proprietary ADC technology. Under these ADC collaborations, which we have entered into in the ordinary course of business, we typically receive or are entitled to receive upfront cash payments, progress- and sales-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. These amounts are recognized as revenue over the performance obligation period or, if there is no performance obligation, upon transfer of control of the goods and services to the customer. Our ADC collaborators are solely responsible for research, product development, manufacturing and commercialization of any product candidates under these collaborations, which includes achievement of the potential milestones.

As of March 31, 2018, our ADC collaborations had generated approximately $400 million, primarily in the form of upfront and milestone payments. Total milestone payments to us under our current ADC collaborations could total up to approximately $2.9 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.4 billion relates to the achievement of development milestones, approximately $1.1 billion relates to the achievement of regulatory milestones and approximately $1.4 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our collaborators. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result and have resulted in a collaborator abandoning or delaying development of its product candidates. As such, the milestone payments associated with our ADC collaboration and license agreements involve a substantial degree of risk and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above, and it is possible that we may never receive any significant milestone payments under these agreements.

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

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
Royalty revenues	$15,674	$16,980	(8%)
Cost of royalty revenues	$5,377	$4,380	23%

Royalty revenues decreased for the three months ended March 31, 2018 from the comparable period in 2017 primarily driven by the adoption of Topic 606, offset in part by higher net sales volume of ADCETRIS by Takeda in its territories. The adoption of Topic 606 resulted in $7.3 million lower royalty revenues recorded for the three months ended March 31, 2018 as compared to what would have been recorded under previous accounting guidance, as described in “Part I. Item 1. Note 2-–Revenue from contracts with customers.” We expect that royalty revenues will increase in 2018 as compared to 2017, primarily due to anticipated increases in sales volume by Takeda.

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

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
Cost of sales	$10,358	$7,481	38%

Cost of sales for the three months ended March 31, 2018 increased from the comparable period in 2017 primarily due to increased sales volumes. We expect cost of sales to increase in 2018, primarily due to anticipated increases in sales volumes.

Research and development

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
Research and clinical development	$116,399	$69,275	68%
Process sciences and manufacturing	36,103	48,909	(26)%

Total research and development	$152,502	$118,184	29%

Certain prior year balances have been reclassified within research and development expenses to conform to current year presentation.

Research and clinical development expenses include, among other things, personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase in the three months ended March 31, 2018 as compared to 2017 reflected $35.0 million of upfront in-licensing payments during the period, as well as increases in both internal and co-development costs to support our late stage pipeline of product candidates.

Process sciences and manufacturing expenses include personnel and occupancy expenses, external contract manufacturing costs for the scale-up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The decrease in the three months ended March 31, 2018 as compared to 2017 primarily reflected decreased drug product supplied to Takeda, offset by increases in staffing and other costs to support our late stage pipeline of product candidates, including operating costs of the North Creek manufacturing facility.

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

	Three months ended March 31,		Five years ended March 31, 2018
(in thousands)	2018	2017
ADCETRIS (brentuximab vedotin)	$7,531	$23,737	$319,894
ASG-22ME (enfortumab vedotin)	4,163	7,942	36,780
Tucatinib	2,874	N/A	2,874
Tisotumab vedotin	7,368	0	13,390
SGN-LIV1A (ladiratuzumab vedotin)	7,255	1,670	37,239
SGN-CD33A (vadastuximab talirine)	1,356	16,488	109,954
Other clinical stage programs	5,891	10,007	144,093

Total third-party costs for clinical stage programs	36,438	59,844	664,224
Other costs and overhead	116,064	58,340	1,020,450

Total research and development	$152,502	$118,184	$1,684,674

N/A: No amount in comparable period or not a meaningful comparison.

Third-party costs for ADCETRIS decreased in the three months ended March 31, 2018 from the comparable period in 2017 primarily due to a decrease in drug product supplied to Takeda, as well as a decrease in clinical trial activities. The cost of drug product supplied to Takeda is charged to research and development expense. We are reimbursed for the drug product, which is included in collaboration and license agreement revenues.

Third-party costs for enfortumab vedotin decreased during the three months ended March 31, 2018 from the comparable period in 2017 primarily due to a decrease in contract manufacturing activities, which can fluctuate based on the timing of clinical product needs, partially offset by an increase in clinical trial costs related to the progression of this later-stage program.

Third-party costs for tisotumab vedotin and ladiratuzumab vedotin increased during the three months ended March 31, 2018 from the comparable period in 2017 primarily due to increases in drug supply and clinical trial costs related to the progression of our later-stage pipeline. Through the Cascadian Acquisition, we acquired global rights to tucatinib. Tucatinib is currently being evaluated in a randomized global pivotal phase 2 trial called HER2CLIMB for patients with HER2-positive (HER2+) metastatic breast cancer, including patients with or without brain metastases.

Third-party costs for SGN-CD33A decreased in the three months ended March 31, 2018 from the comparable period in 2017 due to the discontinuation of our phase 3 CASCADE and other SGN-CD33A clinical trials in 2017.

Other costs and overhead include third-party costs of our preclinical programs and costs associated with personnel and facilities, which increased during the three months ended March 31, 2018. Additionally, other costs increased due to $35.0 million of upfront in-licensing payments.

In order to advance our product candidates toward commercialization, the product candidates are tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. Likewise, in order to expand labeled indications of use, we are required to conduct additional extensive clinical trials. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

We anticipate that our total research and development expenses in 2018 will increase compared to 2017 due primarily to higher costs for the development of our product candidates, primarily enfortumab vedotin, tucatinib, tisotumab vedotin, and ladiratuzumab vedotin, the operation of the North Creek manufacturing facility that we acquired in October 2017, and upfront in-license payments. Certain ADCETRIS development activities, including some clinical studies, will be conducted by Takeda, the costs of which are not reflected in our research and development expenses. Because of these and other factors, expenses will fluctuate based upon many factors, including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.

The risks and uncertainties associated with our research and development projects are discussed more fully in “Part II. Item 1A—Risk Factors.” As a result of the uncertainties discussed above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates or when and to what extent we will receive cash inflows from the commercialization and sale of ADCETRIS in any additional approved indications or of any of our product candidates.

Selling, general and administrative

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
Selling, general and administrative	$66,182	$38,404	72%

Selling, general and administrative expenses increased during the three months ended March 31, 2018 from the comparable period in 2017 primarily due to the costs associated with the Cascadian Acquisition, increases in staffing and investments to launch ADCETRIS in patients diagnosed with previously untreated Stage III or IV classical Hodgkin lymphoma, and higher infrastructure costs to support our continued growth.

We anticipate that selling, general and administrative expenses will increase in 2018 compared to 2017 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations which now includes Cascadian.

Investment and other loss, net

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
Investment and other loss, net	$(17,886)	$(672)	N/A

N/A: No amount in comparable period or not a meaningful comparison.

Investment and other loss, net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities and amounts earned on our investments in U.S. Treasury securities. The increase in investment and other loss, net during the three months ended March 31, 2018 from the comparable period in 2017 primarily was related to $18.8 million of net losses from the changes in the fair values of our equity securities. We adopted “ASU 2016-01, Financial Instruments: Overall” on January 1, 2018, which required that changes in the fair value of equity securities be recorded in income or loss rather than accumulated other comprehensive income. Comparative information has not been adjusted and continues to be reported under previous accounting standards.

Liquidity and capital resources

(in thousands)	March 31, 2018	December 31, 2017
Cash, cash equivalents, and investments	$399,916	$413,171
Working capital	466,514	409,932
Stockholders’ equity	1,279,337	677,569

	Three months ended March 31,
(in thousands)	2018	2017
Cash provided (used) by:
Operating activities	$(147,164)	$(63,544)
Investing activities	(496,961)	19,803
Financing activities	670,070	10,835

The change in net cash from operating activities primarily was related to the change in our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable. The change in cash from investing activities reflected differences between the proceeds received from sale and maturity of our investments and amounts reinvested, and for the three months ended March 31, 2018, included $614.1 million (or $598.2 million net of the cash acquired) for the Cascadian Acquisition in March 2018. The change in cash from financing activities included proceeds from stock option exercises and our employee stock purchase plan for all periods presented, and for the three months ended March 31, 2018, included $658.2 million in net proceeds from our public offering in February 2018.

We primarily have financed our operations through the issuance of equity securities, collections from commercial sales of ADCETRIS, and amounts received pursuant to product collaborations and our ADC collaborations. To a lesser degree, we also have financed our operations through royalty revenues and interest earned on cash, cash equivalents and investment securities. These financing and revenue sources have allowed us to maintain adequate levels of cash and investments.

Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of March 31, 2018, we had $399.9 million held in cash, cash equivalents and investments scheduled to mature within the next twelve months.

At our currently planned spending rates, we believe that our existing financial resources, together with product and royalty revenues from sales of ADCETRIS and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months. Changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses in connection with our expanding pipeline programs, our undertaking of additional programs, business activities, or entry into additional strategic transactions, including potential additional acquisitions of products, technologies or businesses.

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

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our preclinical development, manufacturing and clinical trial activities for ADCETRIS and our other pipeline programs, and expand internationally, as well as commercialize ADCETRIS and position ADCETRIS for potential additional regulatory approvals. In addition, we anticipate committing substantial capital resources to the integration and development activities related to Cascadian and tucatinib. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, and the research, continued development and manufacturing of our product candidates will likely require us to raise substantial amounts of additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for any additional acquisitions. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.

Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Critical accounting policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingencies. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the three months ended March 31, 2018 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, with the following updates:

Business combinations, including acquired in-process research and development and goodwill: We account for business combinations using the acquisition method, recording the acquisition-date fair value of total consideration over the acquisition-date fair value of net assets acquired as goodwill.

Fair value is typically estimated using the present value of future discounted cash flows, an income approach. The significant estimates in the discounted cash flow model primarily include the discount rate, rates of future revenue growth and/or profitability of the acquired business, and working capital effects. The discount rate considers the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to achieve the projected cash flows. Specific to in-process research and development, significant estimates primarily include the number of potential patients and the market prices of future commercial products, costs required to conduct clinical trials and commercialize future products, and estimates for the probability of success and discount rate. These estimates and the resulting valuations require significant judgment.

Revenue recognition: We adopted Topic 606 on January 1, 2018, resulting in a change to our accounting policy for revenue recognition. This standard did not generally change the practice under which we recognize product revenue from sales of ADCETRIS. We applied similar significant judgment to our estimates for gross-to-net deductions as required under previous accounting standards.

For collaboration and license agreement revenues, we applied and may continue to apply significant judgment to our Takeda ADCETRIS collaboration:

•	We evaluated whether our contractual obligations represented distinct performance obligations. Such evaluation required significant judgment since it was made from the customer’s perspective. We determined that our performance obligations under the collaboration at contract inception were not distinct and represented a single performance obligation.

•	The Takeda ADCETRIS collaboration includes variable consideration. We assess variable consideration at each reporting period as to whether it is not subject to significant future reversal and, therefore, should be included in the transaction price. Assessing the probability of future reversal requires significant judgment.

In future ADC and other collaboration and license agreements, we may be required to make significant judgments regarding our performance obligations and any variable consideration.

Commercial sales-based milestones and sales royalties are recorded in the period of the related sale and based on estimates if actual information is not yet available. Royalty revenues primarily reflect amounts earned under the Takeda ADCETRIS collaboration based on a percentage of Takeda’s net sales of ADCETRIS. Since we do not take a substantive role or control the commercial sales of ADCETRIS by Takeda, estimating their net sales of ADCETRIS may require significant judgment to the extent actual information is not yet available.

Recent accounting pronouncements

Refer to “Part I. Item 1. Note 1–-Summary of significant accounting policies” for a discussion on recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

There have been no material changes to our interest rate risk during the three months ended March 31, 2018. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Foreign currency risk

There have been no material changes to our foreign currency risk during the three months ended March 31, 2018. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Equity price risk

There have been no material changes to our equity price risk during the three months ended March 31, 2018. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Upon our adoption of the Accounting Standards Update entitled “ASU 2016-01, Financial Instruments: Overall” on January 1, 2018, we are recording changes in the fair value of equity securities in net income or loss. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly.

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

(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We acquired Cascadian on March 9, 2018. We are still assessing the internal controls of Cascadian but do not believe those controls have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Stockholder Class Action Relating to SGN-CD33A. On January 10, 2017, a purported securities class action lawsuit was commenced in the United States District Court for the Western District of Washington, naming as defendants us and certain of our officers, or the CD33A Class Action. A consolidated amended complaint was filed on June 6, 2017, following the court’s appointment of a lead plaintiff and its approval of lead plaintiff’s counsel. The lawsuit alleges material misrepresentations and omissions in public statements regarding our business, operational and compliance policies, violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act. The complaint seeks compensatory damages of an undisclosed amount. The plaintiff alleges, among other things, that we made false and/or misleading statements and/or failed to disclose that SGN-CD33A presents a significant risk of fatal hepatotoxicity and that we had therefore overstated the viability of SGN-CD33A as a treatment for acute myeloid leukemia, or AML. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants. We filed a motion to dismiss this complaint on July 28, 2017. On October 18, 2017, the Court granted our motion to dismiss with leave for plaintiff to file a second consolidated amended complaint. The plaintiff filed a second consolidated amended complaint on November 17, 2017, and we filed a motion to dismiss this new complaint on January 5, 2018. The plaintiff filed an opposition to our motion to dismiss on February 16, 2018, and we replied to this opposition on March 9, 2018. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants. We do not believe it is feasible to predict or determine the ultimate outcome or resolution of this litigation, or to estimate the amount of, or potential range of, loss with respect to this proceeding. In addition, the timing of the final resolution of this proceeding is uncertain. As a result of the lawsuit, we will incur litigation expenses and may incur indemnification expenses, and potential resolutions of the lawsuit could include a settlement requiring payments. Those expenses could have a material impact on our financial position, results of operations, and cash flows.

Stockholder Derivative Action Relating to SGN-CD33A. On March 29, 2017, a stockholder derivative lawsuit, or the Stockholder Derivative Action, was filed in Washington Superior Court for the County of Snohomish, or the Snohomish County Superior Court. The complaint names as defendants certain of our current and former executives and members of our board of directors. We are named as a nominal defendant. The complaint generally makes the same allegations as the CD33A Class Action, claiming that the individual defendants breached their duties to us. The complaint seeks unspecified damages, disgorgement of compensation, corporate governance changes, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from us. On June 8, 2017, the Snohomish County Superior Court entered an order staying the Stockholder Derivative Action until resolution of the motion to dismiss the CD33A Class Action. On October 18, 2017, in light of the granting of our motion to dismiss in the CD33A Class Action, the parties in the Stockholder Derivative Action filed a joint status report with the Snohomish County Superior Court stipulating to continue to stay the Stockholder Derivative Action pending a ruling on a motion to dismiss the second consolidated amended complaint in the CD33A Class Action. A similar joint status report was filed with the Snohomish County Superior Court on February 16, 2018 in order to further extend the Snohomish County Superior Court’s stay. As a result of the lawsuit, we may incur litigation and indemnification expenses.

Litigations Relating to the Cascadian Acquisition. Between February 13, 2018 and February 16, 2018, four purported stockholders of Cascadian filed separate putative class action lawsuits and an individual complaint in the United States District Court for the District of Delaware and the United States District Court for the Western District of Washington against Cascadian and former members of its then-separate board of directors, and Seattle Genetics. The cases filed in Delaware are Kim v. Cascadian Therapeutics, Inc., et al., and Palazzo v. Cascadian Therapeutics, Inc., et al. The cases filed in Washington are Jaso v. Cascadian Therapeutics, Inc., et al., and Bensimon v. Cascadian Therapeutics, Inc., et al. Plaintiffs allege violations of Sections 14(d) and 14(e) of the Exchange Act, Rule 14d-9(d) promulgated under Section 14(d) of the Exchange Act, and Section 20(a) of the Exchange Act in connection with the Schedule 14D-9 filed by Cascadian with the SEC on February 8, 2018 in relation to the Cascadian Acquisition. The Bensimon complaint also alleges that the Cascadian board breached its fiduciary duties of care, loyalty and good faith by entering into the Cascadian Acquisition and allegedly failing to take steps to maximize Cascadian’s value. All four complaints allege that the Schedule 14D-9 omitted material information, ostensibly rendering the Schedule 14D-9 materially incomplete. The complaints seek, among other things, to enjoin the Cascadian Acquisition and/or damages. On March 8, 2018, plaintiffs in the Kim, Palazzo and Bensimon cases, or the KPB Group, filed a motion in U.S. District Court for the District of Delaware seeking the award of reasonable attorneys’ fees and expenses as a result of the alleged benefit provided to Cascadian shareholders from the supplemental disclosures Cascadian made following the filing of their purported class actions, or the KPB Group Fee Motion. Defendants’ answer to the KPB Group Fee Motion is due on May 11, 2018. On March 26, 2018, while reserving his right to pursue the KPB Group Fee Motion, plaintiff in the Palazzo case voluntarily dismissed his complaint pursuant to Federal Rule of Civil Procedure 41(a) on the grounds that Cascadian’s supplemental disclosures prior to the closing of the tender offer mooted the claims set forth in his complaint. Similarly, on April 17, 2018, while reserving the right to pursue the KPG Group Fee Motion, plaintiff in the Kim case voluntarily dismissed his complaint pursuant to the Federal Rule of Civil Procedure 41(a) on the grounds that Cascadian’s supplemental disclosures prior to closing of the tender offer mooted the claims set forth in the complaint.

On March 8, 2018, three purported stockholders of Cascadian filed a Verified Complaint to Compel Inspection of Books and Records under 8 Del. C. §220 in the Delaware Court of Chancery against Cascadian, seeking to inspect books and records in order to determine whether wrongdoing or mismanagement has taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence and disinterestedness of the former Cascadian directors with respect to the Cascadian Acquisition. We filed our answer to this complaint on March 28, 2018.

We do not believe it is feasible to predict or determine the ultimate outcome or resolution of these litigations, or to estimate the amount of, or potential range of, loss with respect to these litigations. In addition, the timing of the final resolution of these litigations is uncertain. As a result of these litigations, we will incur litigation expenses and may incur indemnification expenses, and potential resolutions of the litigations could include settlements requiring payments. Those expenses could have a material impact on our financial position, results of operations, and cash flows.

Other Litigation, Claims and Proceedings. In addition, from time to time in the ordinary course of business we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to the defense and enforcement of our patent or other intellectual property rights. These proceedings are costly and time consuming. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators.

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

ADCETRIS is our only product approved for marketing and our ability to generate revenue from product sales and our prospects for profitability are substantially dependent on our ability to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and our ability to continue to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

•	we may be unable to effectively commercialize ADCETRIS in any new indications for which we receive marketing approval, including in the primary cutaneous anaplastic large cell lymphoma, or pcALCL, and CD30-expressing mycosis fungoides, or MF, indication approved in November 2017 and in the newly diagnosed, previously untreated Stage III and IV classical Hodgkin lymphoma indication approved in March 2018;

•	we and/or Takeda Pharmaceutical Company Limited, or Takeda, our collaborator in the development and commercialization of ADCETRIS, may not be able to obtain and maintain regulatory approvals to market ADCETRIS in its currently approved indications or for any additional indications in our respective territories, including any indications for frontline mature T-cell lymphoma, or MTCL, or frontline Hodgkin lymphoma outside the U.S., which would limit sales of, and the commercial potential of, ADCETRIS;

•	we may not be able to establish or demonstrate in the medical community the safety, efficacy, or value of ADCETRIS and its potential advantages compared to existing and future therapeutics in the Stage III or IV Hodgkin lymphoma setting and other settings;

•	negative or inconclusive results in, or delays in, our ECHELON-2 trial, which would negatively impact, or preclude altogether, our and Takeda’s ability to obtain regulatory approvals and commercialize ADCETRIS in the frontline MTCL indication in our respective territories and which would also limit sales of, and the commercial potential of, ADCETRIS;

•	new competitive therapies, including immuno-oncology agents such as PD-1 inhibitors (e.g., nivolumab and pembrolizumab), have been approved by regulatory authorities or may be submitted in the near term to regulatory authorities for approval in ADCETRIS’ labeled indications, and these competitive products could negatively impact our commercial sales of ADCETRIS;

•	our commercial sales of ADCETRIS could be lower than our projections due to a lower market penetration rate, increased competition by alternative products or biosimilars, or a shorter duration of therapy in patients in ADCETRIS’ approved indications;

•	there may be additional changes to the label for ADCETRIS, including ADCETRIS’ boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from any of the clinical trials that we and/or Takeda are conducting or may in the future conduct for ADCETRIS, including investigator-sponsored studies and in the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS granted by the European Commission;

•	the estimated incidence rate of new patients in ADCETRIS’ approved indications may be lower than our projections;

•	there may be adverse results or events reported in any of the clinical trials that we and/or Takeda are conducting or may in the future conduct for ADCETRIS;

•	we may be unable to continue to effectively market, sell and distribute ADCETRIS;

•	ADCETRIS may be impacted by adverse reimbursement and coverage policies from government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or may be subject to pricing pressures enacted by industry organizations or state and federal governments, including as a result of increased scrutiny over pharmaceutical pricing or otherwise;

•	the relative price of ADCETRIS may be higher than alternative treatment options, and therefore its reimbursement may be limited by private and governmental insurers;

•	physicians may be reluctant to prescribe ADCETRIS due to side effects associated with its use or until long term efficacy and safety data exist;

•	there may be changed or increased regulatory restrictions;

•	we may not have adequate financial or other resources to effectively commercialize ADCETRIS; and

•	we may not be able to obtain adequate commercial supplies of ADCETRIS to meet demand or at an acceptable cost.

In 2009, we entered into an agreement with Takeda to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Takeda has commercial rights in the rest of the world. The success of this collaboration and the activities of Takeda will significantly impact the commercialization of ADCETRIS in countries other than the United States and in Canada. In October 2012, Takeda announced that it had received conditional marketing authorization for ADCETRIS from the European Commission for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL, and has since obtained marketing approvals for ADCETRIS in many other countries. Conditional marketing authorization by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. In July 2016, Takeda announced that it had received marketing authorization for ADCETRIS from the European Commission for the treatment of adult patients with CD30-positive Hodgkin lymphoma at increased risk of relapse or progression following autologous stem cell transplant, and in January 2018, Takeda announced that it had received marketing authorization for ADCETRIS from the European Commission for the treatment of adult patients with CD30-positive cutaneous T-cell lymphoma, or CTCL, after at least one prior systemic therapy. We cannot control the amount and timing of resources that Takeda dedicates to the commercialization of ADCETRIS, or to its marketing and distribution, and our ability to generate revenues from ADCETRIS product sales by Takeda depends on Takeda’s ability to achieve market acceptance of, and to otherwise effectively market, ADCETRIS for its approved indications in Takeda’s territory.

While ADCETRIS product sales have grown over time, and our future plans assume that sales of ADCETRIS will increase, we cannot assure you that, even with the recent expansions to the prescribing label for ADCETRIS in the United States, which now includes the treatment of adult patients with pcALCL and CD30-expressing MF who have received prior systemic therapy and newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin Lymphoma, ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. We also expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to establish or demonstrate in the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin lymphoma, and physician prescribing decisions with respect to ADCETRIS in this indication. Our ability to accelerate ADCETRIS sales growth will also be affected by our ability to further expand ADCETRIS’s labeled indications of use, particularly in the frontline MTCL indication. Negative or inconclusive results in our ECHELON-2 trial would negatively impact, or preclude altogether, our and Takeda’s ability to obtain regulatory approvals in the frontline MTCL indication in our respective territories, which would also limit our sales of, and the commercial potential of, ADCETRIS. Moreover, the Special Protocol Assessment, or SPA, agreement for the ECHELON-2 trial requires that the trial continue until a specified number of progression-free survival, or PFS, events designated for the trial occurs. Based on reviews of pooled, blinded data, we have observed a lower rate of reported PFS events in the ECHELON-2 trial than anticipated. We are discussing with the United States Food and Drug Administration, or FDA, the potential to unblind the trial prior to achieving the target number of PFS events specified in the SPA agreement. If we are unable to reach agreement with the FDA regarding modifications to the trial and determine to unblind the trial prior to achieving the target number of PFS events as specified in the SPA agreement, the FDA could treat the SPA agreement for ECHELON-2 trial as rescinded. In that event, we would no longer have commitments from the FDA regarding the appropriate design, size and endpoints of the study for regulatory approval, making our ability to obtain regulatory approval of ADCETRIS in the ECHELON-2 treatment setting more uncertain. In addition, earlier unblinding in the ECHELON-2 trial could also negatively impact the likelihood of achieving positive results in the trial sufficient to support regulatory approval. Alternatively, if we are unable to reach agreement with the FDA, we could determine to continue the ECHELON-2 trial until the target number of PFS events specified in the SPA agreement is achieved, which could result in a substantial delay in our ability to conduct the final data analysis from the ECHELON-2 trial. Takeda may also be unable to obtain regulatory approvals of ADCETRIS in the ECHELON-1 treatment setting in its territories, which would limit their sales of, and the commercial potential of, ADCETRIS.

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

Reports of adverse events or safety concerns involving ADCETRIS could interrupt, delay or halt clinical trials of ADCETRIS, including the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS by the European Commission. For example, during 2013 concerns regarding pancreatitis caused an investigator conducting an independent study involving ADCETRIS to temporarily halt enrollment in the trial and to amend the eligibility criteria and monitoring for the trial. Subsequently, we have revised our prescribing information to add pancreatitis as a known adverse event. In addition, reports of adverse events or safety concerns involving ADCETRIS could result in regulatory authorities limiting, denying or withdrawing approval of ADCETRIS for any or all indications, including the use of ADCETRIS for the treatment of patients in its approved indications. For example, there was an increased incidence of febrile neutropenia and peripheral neuropathy in the ADCETRIS plus AVD arm of the ECHELON-1 trial, which could limit prescribing of ADCETRIS for newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin lymphoma and negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market. There are no assurances that patients receiving ADCETRIS will not experience serious adverse events in the future. Further, there are no assurances that patients receiving ADCETRIS with co-morbid diseases not previously studied, such as autoimmune diseases, will not experience new or different serious adverse events in the future.

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

Likewise, reports of adverse events or safety concerns involving ADCETRIS or our product candidates could interrupt, delay or halt clinical trials of such product candidates, or could result in our inability to obtain regulatory approvals for any of our product candidates. For example, in June 2017, we discontinued the phase 3 CASCADE clinical trial of SGN-CD33A based on unexpected adverse events following a higher rate of deaths in the SGN-CD33A containing arm versus the control arm of this trial, and the Investigational New Drug application, or IND, for SGN-CD33A was subsequently placed on hold by the FDA. As a result of recent portfolio and resource prioritization decisions, we have discontinued our SGN-CD33A program altogether, and as a result, we do not expect to receive any return on our investment in SGN-CD33A.

In addition, we are planning to conduct or are conducting pivotal trials for enfortumab vedotin, tucatinib and tisotumab vedotin based on only limited phase 1 clinical data. There may be important facts about the safety, efficacy, and risk versus benefit of these product candidates that are not known to us at this time which may negatively impact our ability to develop and commercialize these product candidates. In addition, in response to safety events observed in our ongoing clinical trials of enfortumab vedotin and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events could be observed in these pivotal or other later stage trials that could delay or prevent us from advancing the clinical development of enfortumab vedotin, tucatinib or tisotumab vedotin and may adversely affect our business, results of operations and prospects.

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

ADCETRIS is approved for treating patients in the relapsed sALCL and relapsed Hodgkin lymphoma indications with conditions in Canada, and approved under conditional marketing authorization in relapsed Hodgkin lymphoma and sALCL in Europe, in each case under regulations which allow for approval of products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. Under these types of approvals, Takeda is subject to certain post-approval requirements, including the requirement to conduct clinical trials to confirm clinical benefit. In Canada, the ECHELON-1 results may be sufficient to confirm the clinical benefit of ADCETRIS in relapsed Hodgkin lymphoma, and the ECHELON-2 results may be sufficient to confirm the clinical benefit of ADCETRIS in relapsed sALCL. In Europe, there are other post approval requirements to convert the conditional marketing authorization for ADCETRIS in relapsed Hodgkin lymphoma and relapsed sALCL into a standard marketing authorization. Takeda’s failure to provide these additional clinical data from confirmatory studies could result in the European Commission withdrawing approval of ADCETRIS in the European Union for certain indications, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda in the European Union and could adversely affect our results of operations.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS in the treatment of MTCL and in other CD30-expressing lymphomas, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. Moreover, even though our ECHELON-2 trial is being conducted under a SPA agreement with the FDA, this is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that were or are being conducted under SPA agreements with the FDA will be sufficient to support FDA approval. Further, a SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols, including as a result of completing a clinical trial with fewer events than planned. In addition, a SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement and the data and results from the applicable clinical trial. Regulatory agencies also may approve a product candidate for fewer or narrower indications than requested, or with a label that includes only subtypes of a particular indication rather than a more general disease classification. For example, the label approved by the FDA based on our phase 3 ALCANZA trial covered only pcALCL and CD30-expressing MF, which are two subtypes of CTCL. Additionally, the FDA may grant approval subject to the performance of post-approval studies or REMS for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in additional indications.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols and/or related SPA agreements to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards, or IRBs, for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In addition, as part of the U.S. Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. However, the FDA does not always meet its PDUFA targeted action dates and if the FDA were to fail to meet a PDUFA targeted action date in the future for ADCETRIS or any of our product candidates, the commercialization of the affected product candidate or of ADCETRIS in any additional indications could be delayed or impaired. Due to these and other factors, ADCETRIS and our product candidates could take a significantly longer time to gain regulatory approvals than we expect or may never gain new regulatory approvals, which could delay or eliminate any potential product revenue from sales of our product candidates or of ADCETRIS in any additional indications, which could significantly delay or prevent us from achieving profitability.

The successful commercialization of ADCETRIS and our product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies.

Successful sales of ADCETRIS and any future products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require greater levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of such challenges to prices, we cannot be sure that we will achieve and continue to have coverage available for ADCETRIS and any other product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. If we are unable to obtain coverage and adequate levels of reimbursement for ADCETRIS and any other product candidates that we commercialize, their marketability will be negatively and materially impacted. For example, even though we have obtained approval of our Supplemental Biologics License Application, or SBLA, submission to the FDA to expand the labeled indications of use for ADCETRIS to newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin lymphoma based on our ECHELON-1 trial data, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for ADCETRIS in that indication based on the relative price or perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales.

Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. In addition, obtaining and maintaining adequate coverage and reimbursement status is time-consuming and costly. Third-party payors may deny coverage and reimbursement status altogether of a given drug product, or cover the product but may also establish prices at levels that are too low to enable us to realize an appropriate return on our investment in product development. Further, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is be made on a payor-by-payor basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Because the rules and regulations regarding coverage and reimbursement change frequently, in some cases at short notice, even when there is favorable coverage and reimbursement, future changes may occur that adversely impact the favorable status.

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

Certain provisions of the PPACA have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, since January 20, 2017, President Trump has signed two Executive Order and other directives designed to delay the implementation of certain provision of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In addition, citing legal guidance from the U.S. Department of Justice, the U.S. Department of Health and Human Services, has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the PPACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. While Congress is considering legislation to appropriate funds for CSR payments the future of that legislation is uncertain. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.

Further, on March 23, 2018, the Centers for Medicare & Medicaid Services, or CMS, finalized updates to the National Drug Rebate Agreement, or Agreement, for the first time in 27 years, to incorporate legislative and regulatory changes that have occurred since the Agreement was first published. These updates align the Agreement with certain provisions of PPACA and contain additional changes incorporating CMS policies adopted over the years. Among other changes made in CMS’ updates, drug manufacturers with existing Agreements will have until October 1, 2018, to sign the revised Agreement, otherwise their existing Agreement will be terminated. In order to have ADCETRIS, or any future approved product, covered under Medicaid, and Medicare Part B, we are required to enter into the revised Agreement with CMS. If we fail to comply with the requirements to enter into the new Agreement, we will be unable to obtain, and maintain, Medicaid and Medicare Part B coverage and reimbursement, which could negatively affect our financial condition and results of operations.

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for ADCETRIS or any future approved product, which may harm our business. For example, increased discounts, rebates or chargebacks may be mandated by governmental or private insurers or fee caps and pricing pressures could be enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our products, including ADCETRIS. In addition, drug-pricing by pharmaceutical companies has come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers and government regulators of price increases and to provide an explanation as to the reasons for the increase, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect further federal and state legislation and healthcare reforms to continue to be proposed to control increasing healthcare costs and to control the rising cost of prescription drugs. These proposals, if implemented, could limit the price for ADCETRIS or any future approved products. Commercial opportunity could be negatively impacted by legislative action that controls pricing, mandates price negotiations, or increases government discounts and rebates.

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

Other legislative changes have also been proposed and adopted since PPACA was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes a 2% reduction in Medicare provider payments paid under Medicare Part B to physicians for physician-administered drugs, such as certain oncology drugs, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, legislation has been proposed to shorten the period of biologic data and market exclusivity granted by the FDA. If such legislation is enacted, we may face competition from biosimilars of ADCETRIS or any future approved products earlier than otherwise would have occurred. Increased competition may negatively impact coverage and pricing of ADCETRIS, which could negatively affect our financial condition or results of operations.

We expect to experience pricing pressures in connection with the sale of ADCETRIS due to the trend toward managed healthcare, and additional legislative proposals. For example, the PPACA increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. On January 30, 2017, the White House Office of Management and Budget withdrew the draft August 2015 Omnibus Guidance document that was issued by the Department of Health and Human Services Health Resources and Services Administration, or HRSA, that addressed a broad range of topics including, among other items, the definition of a patient’s eligibility for 340B drug pricing. However, as concerns continue to grow over the need for tighter oversight, there remains the possibility that HRSA or other agency under the Department of Health and Human Services, or HHS, will propose a similar regulation or that Congress will explore changes to the 340B program through legislation. For example, the CMS has issued a proposed rule that would revise the Medicare hospital outpatient prospective payment system, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients. In addition, HHS has currently set July 1, 2018 for implementation of the final rule setting forth the calculation of the ceiling price and application of civil monetary penalties under the 340B program. A significant portion of ADCETRIS purchases are eligible for 340B drug pricing, and therefore an expansion of the 340B program or reduction in 340B pricing, whether in the form of the final rule or otherwise, would likely have a negative impact on our net sales of ADCETRIS.

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

We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. In this regard, we are conducting a pivotal phase 2 trial of enfortumab vedotin, called the EV-201 trial, with Astellas for locally advanced or metastatic urothelial cancer patients who have been previously treated with checkpoint inhibitor, or CPI, therapy, a pivotal phase 2 trial of tucatinib for patients with HER2-positive, or HER2+, metastatic breast cancer, including patients with or without brain metastases, which we refer to as the HER2CLIMB trial, and are planning to conduct a pivotal phase 2 trial of tisotumab vedotin with Genmab in patients with recurrent and/or metastatic cervical cancer, in each case based on only limited phase 1 clinical data. Enfortumab vedotin, tucatinib and tisotumab vedotin have not previously been evaluated in later stage clinical trials and we cannot be certain that the design of, or data collected from, these trials will be adequate to demonstrate the safety and efficacy of enfortumab vedotin, tucatinib or tisotumab vedotin, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. In addition, we do not have SPA agreements with the FDA for any of these ongoing or planned pivotal trials.

Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. For example, the SPA agreement for the ECHELON-2 trial requires that the trial continue until a specified number of PFS events designated for the trial occurs. Based on reviews of pooled, blinded data, we have observed a lower rate of reported PFS events than anticipated. We are discussing with the FDA the potential to unblind the trial prior to achieving the target number of PFS events specified in the SPA agreement. If we are unable to reach agreement with the FDA regarding modifications to the trial and determine to unblind the trial prior to achieving the target number of PFS events as specified in the SPA agreement, the FDA could treat the SPA agreement for ECHELON-2 trial as rescinded. In that event, we would no longer have commitments from the FDA regarding the appropriate design, size and endpoints of the study for regulatory approval, making our ability to obtain regulatory approval of ADCETRIS in the ECHELON-2 treatment setting more uncertain. In addition, earlier unblinding in the ECHELON-2 trial could also negatively impact the likelihood of achieving positive results in the trial sufficient to support regulatory approval. Alternatively, if we are unable to reach agreement with the FDA, we could determine to continue the ECHELON-2 trial until the target number of PFS events specified in the SPA agreement is achieved, which could result in a substantial delay in our ability to conduct the final data analysis from the ECHELON-2 trial.

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

Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, other foreign governmental agencies, including data protection authorities, the data safety monitoring boards for such trials and the IRBs or Ethics Committees for the institutions in which such trials are being conducted. In addition, clinical trials must be conducted with supplies of ADCETRIS or our product candidates produced under cGMP and other requirements in foreign countries, and may require large numbers of test patients. We or our collaborators, the FDA, other foreign governmental agencies or the applicable data safety monitoring boards, IRBs and Ethics Committees could delay, suspend, halt or modify our clinical trials of ADCETRIS or any of our product candidates, and we, our collaborators and/or the FDA could terminate or modify any related SPA agreements, for numerous reasons, including:

•	ADCETRIS or the applicable product candidate may have unforeseen safety issues or adverse side effects, including fatalities, or a determination may be made that a clinical trial presents unacceptable health risks;

•	deficiencies in the conduct of the clinical trial, including failure to conduct the clinical trial in accordance with regulatory requirements, GCP, clinical protocols or regulations relating to data protection;

•	problems, errors or other deficiencies with respect to data collection, data processing and analysis;

•	deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;

•	the time required to determine whether ADCETRIS or the applicable product candidate is effective may be longer than expected;

•	fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

•	ADCETRIS or the applicable product candidate may not appear to be more effective than current therapies;

•	the quality or stability of ADCETRIS or the applicable product candidate may fall below acceptable standards;

•	our inability and the inability of our collaborators to produce or obtain sufficient quantities of ADCETRIS or the applicable product candidate to complete the trials;

•	our inability and the inability of our collaborators to reach agreement on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	our inability and the inability of our collaborators to obtain IRB or Ethics Committee approval to conduct a clinical trial at a prospective site;

•	changes in governmental regulations or administrative actions that adversely affect our ability and the ability of our collaborators to continue to conduct or to complete clinical trials;

•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties;

•	our inability and the inability of our collaborators to recruit and enroll patients to participate in clinical trials for reasons including competition from other clinical trial programs for the same or similar indications;

•	our inability and the inability of our collaborators to retain patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up; or

•	our inability and the inability of our collaborators to ensure adequate statistical power to detect statistically significant treatment effects, whether through our inability to enroll or retain patients in trials or because the specified number of events designated for a completed trial have not occurred.

In addition, we or our collaborators may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, including unexpected adverse events that may occur when our product candidates are combined with other therapies. For example, in June 2017, we suspended patient enrollment and treatment in all SGN-CD33A trials and discontinued the phase 3 CASCADE clinical trial of SGN-CD33A in frontline older acute myeloid leukemia, or AML, patients, following a higher rate of deaths in the SGN-CD33A containing arm versus the control arm of this trial, and the IND for SGN-CD33A was subsequently placed on hold by the FDA. As a result of recent portfolio and resource prioritization decisions, we have discontinued our SGN-CD33A program altogether, and as a result, we do not expect to receive any return on our investment in SGN-CD33A.

Negative or inconclusive clinical trial results could adversely affect our ability and the ability of our collaborators to obtain regulatory approvals of our product candidates or to market ADCETRIS and/or expand ADCETRIS into additional indications. In particular, negative or inconclusive results in our ECHELON-2 trial would negatively impact or preclude altogether, our and Takeda’s ability to obtain regulatory approvals in the frontline MTCL indication in our respective territories, which would limit our sales of, and the commercial potential of, ADCETRIS. Likewise, negative or inconclusive results in our HER2CLIMB trial would negatively impact or preclude altogether our ability to obtain any regulatory approvals of tucatinib, which could result in our failure to realize the anticipated benefits of our acquisition of Cascadian Therapeutics, Inc., or Cascadian, referred to as the Cascadian Acquisition. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, although we reported positive top line data in our ECHELON-1 trial, regulatory agencies outside of the U.S., or their advisors, may disagree with Takeda’s interpretations of data from the ECHELON-1 trial and may not approve the expansion of ADCETRIS’ labeled indications of use based on the results of the ECHELON-1 trial or any other of Takeda’s clinical trials. Adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, require us to cease development of a product candidate or the further development or commercialization of ADCETRIS, result in our failure to expand ADCETRIS into additional indications, adversely affect our ability to market ADCETRIS, and may result in other negative consequences to us, including the inclusion of unfavorable information in our product labeling. Further, some of our clinical trials are overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur.

Our current product candidates are in various stages of development, and it is possible that none of our product candidates will ever become commercial products.

Our late-stage product candidates include enfortumab vedotin, tucatinib, and tisotumab vedotin, which are in or expected to enter pivotal trials based on only limited phase 1 clinical data. Our earlier-stage clinical pipeline includes ladiratuzumab vedotin, which is in phase 2 clinical development, and SGN-CD48A, SEA-CD40 and SGN-2FF, which are in phase 1 clinical development. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. All of our product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all.

If a product candidate fails at any stage of development or we or our collaborators otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. In this regard, if we are unable to successfully complete the development of, obtain regulatory approvals for and commercialize tucatinib, we will not realize the anticipated benefits of the Cascadian Acquisition. Moreover, we still have only limited data from our early trials of our product candidates. Preclinical studies and any encouraging or positive preliminary and interim data from our clinical trials of our product candidates may not be predictive of the results of ongoing or later clinical trials. Even if we or our collaborators are able to complete our planned clinical trials of our product candidates according to our current development timeline, the encouraging or positive results from clinical trials of our product candidates in earlier stage trials may not be replicated in subsequent clinical trial results. In addition, we are developing product candidates in indications in which competition is intense, and it is possible that a clinical trial we run may meet its safety and efficacy endpoints but we may choose not to advance the development and commercialization of the product candidate due to changes in the competitive environment and the rapid evolution of the standard of care. As a result, we and our collaborators may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate or could cause us to discontinue the development of such product candidate. Also, later-stage clinical trials could differ in significant ways from earlier stage clinical trials, which could cause the outcome of the later-stage trials to differ from earlier stage clinical trials. For example, we are conducting the EV-201 trial of enfortumab vedotin with Astellas, the HER2CLIMB trial of tucatinib and we are also planning to conduct a pivotal phase 2 trial of tisotumab vedotin with Genmab in patients with recurrent and/or metastatic cervical cancer, in each case based on only limited phase 1 clinical data. Enfortumab vedotin, tucatinib and tisotumab vedotin have not previously been evaluated in later stage clinical trials and we cannot be certain that the design of, or data collected from, these trials will be adequate to demonstrate the safety and efficacy of any of these product candidates, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. Differences in earlier and later stage clinical trials may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing or planned clinical trials, including in the ongoing and planned pivotal phase 2 trials for enfortumab vedotin, tucatinib and tisotumab vedotin. We have not yet completed any late-stage clinical trials for our current product candidates, and if we or our collaborators fail to produce positive results in our ongoing or planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates, or we may choose to discontinue the development of product candidates for a variety of reasons such as due to safety, risk versus benefit profile, exclusivity, competitive landscape, or prioritization of our resources. It is possible that none of our current product candidates will ever become commercial products. In addition, we have to make decisions about which clinical stage and pre-clinical product candidates to develop and advance, and we may not have the resources to invest in certain product candidates, or clinical data and other development considerations may not support the advancement of one or more product candidates. For example, as a result of recent portfolio and resource prioritization decisions, we are no longer planning to develop denintuzumab mafodotin, SGN-CD19B, SGN-CD123A, SGN-CD33A, and SGN-CD352A. Decision-making about which product candidates to prioritize involves inherent uncertainty, and our development program decision-making and resource prioritization decisions may not improve our results of operations or prospects or enhance the value of our common stock. Our failure to effectively advance our development programs, including our tucatinib development program, could have a material adverse effect on our business and prospects, and cause the price of our common stock to decline.

We do not have sole control of the development and commercialization of enfortumab vedotin and tisotumab vedotin, and we have limited data on the safety and efficacy of these drug candidates.

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

We have established collaborations with third parties to develop and market ADCETRIS and some of our current and future product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada. In addition, we have entered into 50:50 co-development collaborations with Astellas for the development of enfortumab vedotin, and with Genmab for the development of tisotumab vedotin. We are also collaborating with Bristol-Myers Squibb Co., or BMS, with respect to the CHECKMATE 812 pivotal phase 3 clinical trial evaluating the combination of Opdivo (nivolumab) with ADCETRIS for the treatment of relapsed or refractory, or transplant-ineligible, advanced classical Hodgkin lymphoma. In addition, we have antibody-drug conjugate, or ADC, collaborations with AbbVie, Bayer, Celldex, Genentech, GSK, Pfizer and Progenics, and we have entered into a collaboration agreement with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer and with Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals AG, or together, Pieris to develop targeted bispecific immuno-oncology therapies for the treatment of cancer. Our dependence on collaborative arrangements to assist in the development and commercialization of ADCETRIS and for the development and commercialization of product candidates utilizing or incorporating our technologies subjects us to a number of risks, including:

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

With respect to ADCETRIS, there are several other FDA-approved drugs for its approved indications. BMS’s nivolumab (Opdivo) and Merck’s pembrolizumab (Keytruda) are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Celgene’s romidepsin (Istodax) and Spectrum Pharmaceuticals’ pralatrexate (Folotyn) and belinostat (Beleodaq) are approved for relapsed or refractory sALCL among other T-cell lymphomas. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck is conducting a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab (Keytruda) with ADCETRIS. If this clinical trial demonstrates that pembrolizumab is more effective than ADCETRIS in that treatment setting, our sales of ADCETRIS would be negatively impacted. We are also aware of multiple investigational agents that are currently being studied, including Roche’s atezolizumab, Pfizer’s avelumab, and Kyowa’s mogamulizumab, which, if successful, may compete with ADCETRIS in the future. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ four approved indications, including autologous hematopoietic stem cell transplant, allogeneic stem cell transplant, combination chemotherapy, clinical trials with experimental agents and single-agent regimens.

With respect to enfortumab vedotin, treatment in second line metastatic urothelial cancer is limited to CPI monotherapy or generic chemotherapy. There are other investigational agents that, if approved, could be competitive with enfortumab vedotin, including Immunomedics’ sacituzumab govitecan, Lilly’s ramucirumab, and Janssen’s erdafitinib.

With respect to tucatinib, there are multiple marketed products which target HER2, including the antibodies trastuzumab (Herceptin) and pertuzumab (Perjeta) and the antibody drug conjugate ado-trastuzumab emtansine or T-DM1 (Kadcyla). In addition, lapatinib (Tykerb) is a dual EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer and neratinib (Nerlynx) is an EGFR/HER2/HER4 inhibitor indicated for extended adjuvant use that is also being studied for use in metastatic breast cancer. Margetuximab is a HER2 targeted, Fc-optimized antibody which is in late-stage clinical development.

With respect to tisotumab vedotin, we are aware of other companies that currently have products in development for the treatment of late-stage cervical cancer which could be competitive with tisotumab vedotin, including Agenus, Astrazeneca, BMS, Immunomedics, Innovent Biologics, Merck, and Roche. In addition, several CPIs that are FDA-approved in other treatment settings are being developed for the treatment of late-stage cervical cancer in ongoing phase 2 clinical trials.

Many other pharmaceutical and biotechnology companies are developing and/or marketing therapies for the same types of cancer that our product candidates are designed and being developed to treat. For example, we believe that companies including AbbVie, ADC Therapeutics, Affimed, Agios, Amgen, Astellas, Bayer, Biogen, BMS, Celgene, Eisai, Genentech, GSK, Gilead, ImmunoGen, Immunomedics, Infinity, Karyopharm, MedImmune, MEI Pharma, Merck, Novartis, Pfizer, Sanofi-Aventis, Spectrum Pharmaceuticals, Takeda, Teva, and Xencor are developing and/or marketing products or technologies that may compete with ours. In addition, our ADC collaborators may develop compounds utilizing our technology that may compete with product candidates that we are developing.

We are aware of other companies that have technologies that may be competitive with ours, including Astellas, AstraZeneca, BMS, ImmunoGen, Immunomedics, MedImmune, Mersana and Pfizer, all of which have ADC technology. ImmunoGen has several ADCs in development that may compete with our product candidates. ImmunoGen has also established partnerships with other pharmaceutical and biotechnology companies to allow those other companies to utilize ImmunoGen’s technology, including Sanofi-Aventis, Genentech, Novartis, Takeda and Lilly. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates.

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

It is possible that our competitors will succeed in developing technologies that are more effective than ADCETRIS, enfortumab vedotin, tucatinib, tisotumab vedotin or our other product candidates or that would render our technology obsolete or noncompetitive, or will succeed in developing biosimilar, interchangeable or generic products for ADCETRIS, enfortumab vedotin, tucatinib, tisotumab vedotin or our other product candidates. We anticipate that we will continue to face increasing competition in the future as new companies enter our market and scientific developments surrounding biosimilars and other cancer therapies continue to accelerate. We cannot predict to what extent the entry of biosimilars or other competing products will impact potential future sales of ADCETRIS, enfortumab vedotin, tucatinib, tisotumab vedotin or our other product candidates.

Our operating results are difficult to predict and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter and year to year, including due to our receipt of marketing approvals for ADCETRIS in two additional indications since November 2017. As a result, although we provide sales guidance for ADCETRIS from time to time, you should not rely on ADCETRIS sales results in any period as being indicative of future performance. In addition, such guidance is based on assumptions that may be incorrect or that may change from quarter to quarter, and it may be particularly difficult to correctly forecast sales in indications for which we have recently received marketing approval. Moreover, sales of ADCETRIS have, on occasion, been below the expectations of securities analysts and investors and have been below prior period sales, and sales of ADCETRIS in the future may also be below prior period sales, our own guidance and/or the expectations of securities analysts and investors. To the extent that we do not meet our guidance or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	customer ordering patterns for ADCETRIS, which may vary significantly from period to period;

•	the overall level of demand for ADCETRIS, including the impact of any competitive or biosimilar products and the duration of therapy for patients receiving ADCETRIS;

•	the extent to which coverage and reimbursement for ADCETRIS is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors;

•	our ability to establish or demonstrate in the medical community the safety, efficacy or value of ADCETRIS and its potential advantages compared to existing and future therapies in the Stage III or IV Hodgkin lymphoma setting and other settings;

•	changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the government discount percentage resulting from price increases we have taken or may take in the future, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;

•	increases in the scope of eligibility for customers to purchase ADCETRIS at the discounted government price or to obtain government-mandated rebates on purchases of ADCETRIS;

•	changes in our cost of sales;

•	the incidence rate of new patients in ADCETRIS’ approved indications;

•	the timing, cost and level of investment in our sales and marketing efforts to support ADCETRIS sales;

•	the timing, cost and level of investment in our research and development and other activities involving ADCETRIS, enfortumab vedotin, tucatinib, tisotumab vedotin and our other product candidates by us or our collaborators;

•	changes in the prices of the Immunomedics and Unum common stock that affect the valuation of the common stock of those companies that we hold; and

•	expenditures we will or may incur to develop and/or commercialize any additional products, product candidates, or technologies that we may develop, in-license, or acquire.

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

Further, changes in our operations, such as increased development, manufacturing and clinical trial expenses in connection with our expanding pipeline programs, or our undertaking of additional programs, business activities, and the integration and development activities related to Cascadian and Cascadian’s product candidates, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses may also cause significant fluctuations in our expenses. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, the magnitude of the expense that we must recognize may vary significantly. Additionally, we have implemented long-term incentive plans for our employees, and the incentives provided under these plans are contingent upon the achievement of certain regulatory milestones. Costs of performance-based compensation under our long-term incentive plans are not recorded as an expense until the achievement of the applicable milestones is deemed probable of being met, which may result in large fluctuations to the expense we must recognize in any particular period.

Additionally, as of March 31, 2018, we held 11.7 million shares of Immunomedics common stock and 0.8 million shares of Unum common stock. Beginning on January 1, 2018, we adopted ASU 2016-01 “Financial Instruments: Overall,” and as a result, we record changes in the fair value of our equity securities, including the Immunomedics and Unum common stock that we hold, in net income or loss, which is expected to increase the volatility of net income or loss to the extent that we continue to hold common stock or other equity securities.

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

We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting clinical trials of ADCETRIS as well as commercializing ADCETRIS for the treatment of patients in its five approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize enfortumab vedotin, tucatinib, tisotumab vedotin and our other product candidates. Likewise, in connection with the Cascadian Acquisition and the integration of Cascadian’s business, we have incurred and expect to incur substantial expenses, including to further develop and potentially commercialize tucatinib. Accordingly, we expect to continue to incur net losses and may not achieve profitability in the future for some time, if at all. Although we recognize revenue from ADCETRIS product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our limited commercialization history makes our future operating results difficult to predict. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We have engaged in, and may in the future engage in strategic transactions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.

We actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses. For example, in March 2018, we made significant investment in tucatinib through the Cascadian Acquisition. The Cascadian Acquisition and any potential future acquisitions or in-licensing transactions entail numerous risks, including but not limited to:

•	risks associated with satisfying the closing conditions relating to such transactions and realizing their anticipated benefits;

•	increased operating expenses and cash requirements;

•	difficulty integrating acquired technologies, products, operations, and personnel with our existing business;

•	the potential disruption of our historical core business;

•	diversion of management’s attention in connection with both negotiating the acquisition or license and integrating the business, technology or product;

•	retention of key employees;

•	difficulties in assimilating employees and corporate cultures of any acquired companies;

•	uncertainties in our ability to maintain key business relationships of any acquired companies;

•	strain on managerial and operational resources;

•	difficulty implementing and maintaining effective internal control over financial reporting at businesses that we acquire, particularly if they are not located near our existing operations;

•	exposure to unanticipated liabilities of acquired companies or companies in which we invest;

•	the potential need to write down assets or recognize impairment charges; and

•	potential costly and time-consuming litigation, including stockholder lawsuits.

As a result of these or other problems and risks, businesses, technologies or products we acquire or invest in or obtain licenses to may not produce the revenues, earnings or business synergies that we anticipated, acquired or licensed product candidates or technologies, including tucatinib, may not result in regulatory approvals, and acquired or licensed products may not perform as expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we have made or may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the negative costs or other negative effects on our business. Failure to manage effectively our growth through acquisition or in-licensing transactions such as the Cascadian Acquisition could adversely affect our growth prospects, business, results of operations, financial condition, and cash flow.

In addition, we may spend significant amounts, issue dilutive securities, assume or incur significant debt obligations, incur large one-time expenses and acquire intangible assets or goodwill in connection with acquisitions and in-licensing transactions that could result in significant future amortization expense and write-offs. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Other pharmaceutical companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for these opportunities. Even if appropriate opportunities are available, we may not be able to successfully identify them or we may not have the financial resources necessary to pursue them, and if pursued, we may be unable to structure and execute transactions in the anticipated timeframe, or at all.

Even if we are able to successfully identify and acquire complementary products, technologies or businesses, we cannot assure you that we will be able to successfully manage the risks associated with integrating acquired products, technologies or businesses or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing transaction. For example, as a result of the Cascadian Acquisition, we now operate our historical core business along with the Cascadian business as one combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. There may be substantial difficulties, costs and delays involved in the integration of our historical core business with the Cascadian business, including as a result of challenges relating to the diversion of management’s attention, the possibility of faulty assumptions underlying expectations regarding the integration process, retaining and attracting business and operational relationships, eliminating duplicative operations and inconsistent standards and procedures and increased or unforeseen liabilities or costs relating to the Cascadian Acquisition or the Cascadian business. We have also incurred substantial expenses in connection with and as a result of completing the Cascadian Acquisition and, over a period of time following the completion of the Cascadian Acquisition, we expect to incur substantial additional expenses in connection with coordinating the businesses, operations, policies and procedures of the combined company. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, including in connection with the Cascadian Acquisition, could have a material adverse effect on our business and adversely affect our results of operations and financial condition. Additionally, we may not realize the anticipated benefits of such transactions, including the possibility that expected synergies and accretion will not be realized or will not be realized within the expected time frame.

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

Although we own a biologics manufacturing facility located in Bothell, Washington, we rely and expect to continue to rely on corporate collaborators and contract manufacturing organizations to supply drug product or intermediates for commercial supply and our IND-enabling studies and clinical trials.

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

For the clinical supply of our product candidates, which include ADCs as well as antibodies and small molecules, we rely on multiple contract manufacturers and other third parties to perform manufacturing services for us. With respect to enfortumab vedotin and tisotumab vedotin specifically, we rely on manufacturing services provided by our collaborators and have little control over their supply chains or the contract manufacturers they utilize. For the foreseeable future, we expect to continue to rely on contract manufacturers and, in the case of enfortumab vedotin and tisotumab vedotin, on our collaborators, for manufacturing of clinical supplies, and for potential future commercial manufacturing. If our third-party manufacturers cease or interrupt production, if our third-party manufacturers and other service providers fail to supply satisfactory materials, products or services for any reason or experience performance delays or quality concerns, if materials or products are lost in transit or in the manufacturing process, or if we encounter challenges in assuming responsibility for new processes such as the manufacture of tucatinib, such challenges or interruptions could substantially delay progress on our programs or impact clinical trial drug supply, with the potential for additional costs and an adverse effect on our business.

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

We are subject to various state and federal and foreign laws and regulations, including healthcare, privacy and data security laws and regulations, that may impact our business and could subject us to significant fines and penalties or other negative consequences.

Our operations may be directly or indirectly subject to various state and federal healthcare laws, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws, the federal Health Insurance Portability and Accountability Act, or HIPAA, the federal Health Information Technology for Economic and Clinical Health Act, or HITECH, the federal civil monetary penalties statute, and the federal transparency requirements under the PPACA. These laws may impact, among other things, the sales, marketing and education programs for ADCETRIS.

The federal Anti-Kickback Statute prohibits persons and entities from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. Additionally, PPACA amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs.

The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false claim to, or the knowing use of false statements to obtain payment from or approval by the federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease, or conceal an obligation to pay money to the federal government. PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Suits filed under the civil False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. Many pharmaceutical and other healthcare companies have recently been investigated or subject to lawsuits by whistleblowers and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing or other activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the Anti-Kickback Statute, PPACA amended the intent requirement of the criminal healthcare fraud statutes such that a person or entity no longer needs to have actual knowledge of the statute or intent to violate it to have committed a violation.

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

The federal transparency requirements under PPACA, known as the Physician Payments Sunshine Act, require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to the CMS information related to payments and other transfers of value to physicians and teaching hospitals, and physician ownership and investment interests.

There are foreign and state law versions of these laws and regulations, such as anti-kickback, false claims, and data privacy and security laws, to which we are currently and/or may in the future, be subject. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU, presently governed by the provisions of the EU Data Protection Directive, will be replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR will also impose strict rules on the transfer of personal data out of the EU to the U.S., will provide an enforcement authority and will impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR will increase our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. We may also be subject to state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or other reporting and registration requirements related to our business activities. Many of these state laws differ from each other in significant ways, thus complicating compliance efforts.

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

The number and complexity of both U.S. federal and state laws continue to increase. In addition to enforcement by governmental agencies, we also expect a continuation of the trend of private plaintiff lawsuits against pharmaceutical manufacturers under the whistleblower provisions of the civil False Claims Act and state equivalents or other laws and regulations such as securities rules and the evolution of new theories of liability under those statutes. Government agencies will likely continue to intervene in such private whistleblower lawsuits and such intervention typically raises the company’s cost significantly. For example, federal enforcement agencies have recently scrutinized product and patient assistance programs, including manufacturer reimbursement support services as well as relationships with specialty pharmacies. Several investigations have resulted in government enforcement authorities intervening in related whistleblower lawsuits and obtaining significant civil and criminal settlements.

In order to comply with these laws, we have implemented a compliance program to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and by promoting a culture of compliance. Although we take our obligation to maintain our compliance with these various laws and regulations seriously and our compliance program is designed to prevent the violation of these laws and regulations, we cannot guarantee that our compliance program will be sufficient or effective, that we will be able to integrate the operations of acquired businesses into our compliance program on a timely basis, that our employees will comply with our policies and that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for whistleblower claims that individuals, such as employees or former employees, may bring against us or that governmental authorities may prosecute against us based on information provided by individuals. If we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare laws, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, imprisonment, diminished profits and future earnings, exclusion from government healthcare reimbursement programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and/or the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, results of operations and growth prospects. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state and foreign healthcare laws is costly and time-consuming for our management.

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

We are expanding our operations internationally, and we currently have subsidiaries in Australia, Canada, Ireland, Luxembourg, Switzerland and the United Kingdom. Though we are at an early stage with our international expansion, our business activities outside of the United States are subject to the FCPA, which is described above, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we currently and may in the future operate, including the U.K. Bribery Act. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with such company in order to obtain or retain business or a business advantage for such company. In the course of expanding our operations internationally, we will need to establish and expand business relationships with various third parties, such as independent contractors, distributors, vendors, advocacy groups and physicians, and we will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA, U.K. Bribery Act or similar laws of other countries that may govern our activities. Any interactions with any such parties or individuals where compensation is provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the United States are found to be in violation of the FCPA, U.K. Bribery Act or other similar laws, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, results of operations and growth prospects. We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Failure to comply with these laws could lead to government enforcement actions and significant penalties against us, which could have a material adverse effect on our business, results of operations and growth prospects. In December 2015, the proposal for the GDPR, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the European Commission. The GDPR, which was officially adopted in April 2016 and will be applicable in May 2018, will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The GDPR will increase our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business.

Any failures or further setbacks in our ADC development program would negatively affect our business and financial position.

ADCETRIS and our enfortumab vedotin, tisotumab vedotin, and ladiratuzumab vedotin product candidates are all based on our ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our collaborations with AbbVie, Astellas, Bayer, Celldex, Genentech, GSK, Pfizer, and Progenics, and our collaboration agreements with Takeda, Astellas, and Genmab. Although ADCETRIS has received marketing approval in the United States, Canada, the European Union, Japan and other countries, ADCETRIS is our first and only ADC product that has been approved for commercial sale in any jurisdiction. In addition, certain of our ADC product candidates include additional proprietary technologies that have not yet been proven in late stage clinical development. Any failures or further setbacks in our ADC development program or with respect to our additional proprietary technologies, including adverse effects resulting from the use of this technology in human clinical trials and/or the imposition of additional clinical holds on our trials of any of our other product candidates, could have a detrimental impact on the continued commercialization of ADCETRIS in its current or any potential future approved indications and on our internal product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

We have been named as a defendant in a purported securities class action lawsuit, a stockholder derivative lawsuit and lawsuits in connection with the Cascadian Acquisition. These, and potential similar or related lawsuits, could result in substantial damages and may divert management’s time and attention from our business.

On January 10, 2017, a purported securities class action lawsuit was commenced in the United States District Court for the Western District of Washington, naming as defendants us and certain of our officers. The lawsuit alleges material misrepresentations and omissions in public statements regarding our business, operational and compliance policies, violations by all named defendants of Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act. The complaint seeks compensatory damages of an undisclosed amount. The plaintiff alleges, among other things, that we made false and/or misleading statements and/or failed to disclose that SGN-CD33A presents a significant risk of fatal hepatotoxicity and that we had therefore overstated the viability of SGN-CD33A as a treatment for AML. We filed a motion to dismiss this complaint on July 28, 2017. On October 18, 2017, the Court granted our motion to dismiss with leave for plaintiff to file a second consolidated amended complaint. Plaintiff filed a second consolidated amended complaint on November 17, 2017 and we filed a motion to dismiss this new complaint on January 5, 2018. The plaintiff filed an opposition to our motion to dismiss on February 16, 2018 and we replied to this opposition on March 9, 2018. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants.

On March 29, 2017, a stockholder derivative lawsuit was filed in Washington Superior Court for the County of Snohomish, or the Snohomish County Superior Court. The complaint names as defendants certain of our current and former executives and members of our board of directors. We are named as a nominal defendant. The complaint generally makes the same allegations as the securities class action described above, claiming that the individual defendants breached their duties to us. The complaint seeks unspecified damages, disgorgement of compensation, corporate governance changes, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from us. On June 8, 2017, the Snohomish County Superior Court entered an order staying this derivative action until resolution of the motion to dismiss the securities class action suit above. On October 18, 2017, in light of the granting of our motion to dismiss the first class action complaint, the parties in the derivative action filed a joint status report with the Snohomish County Superior Court stipulating to continue to stay the derivative action pending a ruling on a motion to dismiss the second consolidated amended class action complaint in the securities class action suit above. A similar joint status report was filed with the Snohomish County Superior Court on February 16, 2018 in order to further extend the Snohomish County Superior Court’s stay.

Between February 13, 2018 and February 16, 2018, four purported stockholders of Cascadian filed separate putative class action lawsuits and an individual complaint in the United States District Court for the District of Delaware and the United States District Court for the Western District of Washington against Cascadian and former members of its then-separate board of directors and Seattle Genetics. The cases filed in Delaware are Kim v. Cascadian Therapeutics, Inc., et al., and Palazzo v. Cascadian Therapeutics, Inc., et al. The cases filed in Washington are Jaso v. Cascadian Therapeutics, Inc., et al., and Bensimon v. Cascadian Therapeutics, Inc., et al. Plaintiffs allege violations of Sections 14(d) and 14(e) of the Exchange Act, Rule 14d-9(d) promulgated under Section 14(d) of the Exchange Act, and Section 20(a) of the Exchange Act in connection with the Schedule 14D-9 filed by Cascadian with the SEC on February 8, 2018 in relation to the Cascadian Acquisition. The Bensimon complaint also alleges that the Cascadian board breached its fiduciary duties of care, loyalty and good faith by entering into the Cascadian Acquisition and allegedly failing to take steps to maximize Cascadian’s value. All four complaints allege that the

Schedule 14D-9 omitted material information, ostensibly rendering the Schedule 14D-9 materially incomplete. The complaints seek, among other things, to enjoin the Cascadian acquisition and/or damages. On March 8, 2018, plaintiffs in the Kim, Palazzo and Bensimon cases, or the KPB Group, filed a motion in U.S. District Court for the District of Delaware seeking the award of reasonable attorneys’ fees and expenses as a result of the alleged benefit provided to Cascadian shareholders from the supplemental disclosures Cascadian made following the filing of their purported class actions, or the KPB Group Fee Motion. Defendants’ answer to the KPB Group Fee Motion is due on May 11, 2018. On March 26, 2018, while reserving his right to pursue the KPB Group Fee Motion, plaintiff in the Palazzo case voluntarily dismissed his complaint pursuant to Federal Rule of Civil Procedure 41(a) on the grounds that Cascadian’s supplemental disclosures prior to the closing of the tender offer mooted the claims set forth in his complaint. Similarly, on April 17, 2018, while reserving his right to pursue the KPB Group Fee Motion, plaintiff in the Kim case voluntarily dismissed his complaint pursuant to Federal Rule of Civil Procedure 41(a) on the grounds that Cascadian’s supplemental disclosures prior to the closing of the tender offer mooted the claims set forth in his complaint.

On March 8, 2018, three purported stockholders of Cascadian filed a Verified Complaint to Compel Inspection of Books and Records under 8 Del. C. §220 in the Delaware Court of Chancery against Cascadian, seeking to inspect books and records in order to determine whether wrongdoing or mismanagement has taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence and disinterestedness of the former Cascadian directors with respect to the Cascadian Acquisition. We filed our answer to this complaint on March 28, 2018.

These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuits will depend upon many unknown factors. The outcome of these lawsuits is necessarily uncertain, and we could be forced to expend significant resources in the defense of these lawsuits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, which could result in delays of our clinical trials or our development and commercialization efforts. In addition, we may incur substantial legal fees and costs in connection with these lawsuits. We are also generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers, and those of Cascadian, who are named as defendants in these and similar lawsuits. We are not currently able to estimate the possible cost to us from these matters, as these lawsuits are currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. Decisions adverse to our interests in these lawsuits could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigations could lead to increased volatility in our stock price.

We may need to raise significant amounts of additional capital that may not be available to us.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our preclinical development, manufacturing and clinical trial activities for ADCETRIS and our other pipeline programs, and expand internationally, as well as commercialize ADCETRIS and position ADCETRIS for potential additional regulatory approvals. In addition, we anticipate committing substantial capital resources to the integration and development activities related to Cascadian and its product candidates, including tucatinib. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, and the research, continued development and manufacturing of our product candidates will likely require us to raise substantial amounts of additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for any additional acquisitions. For example, in connection with the Cascadian Acquisition, we sold 13,269,230 shares of our common stock in an underwritten public offering with a portion of the net proceeds used to fund the costs of the Cascadian Acquisition. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

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

In addition, changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses in connection with our expanding pipeline programs and the Cascadian Acquisition, or our undertaking of additional programs, business activities or entry into additional strategic transactions, including potential future acquisitions of products, technologies or businesses. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

We have entered into agreements with third-party commercial and academic institutions to license technology for use in ADCETRIS, our product candidates and technologies such as our ADC technology. Currently, we have license agreements with BMS, the University of Miami and Array BioPharma, Inc., among others. In addition to royalty provisions, some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon royalty or diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. If our licensors terminate our license agreements or if we are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize ADCETRIS or our product candidates, including tucatinib. Further, we have had in the past, and may in the future have, disputes with our licensors, which may impact our ability to develop and commercialize ADCETRIS or our product candidates or require us to enter into additional licenses. An adverse result in potential future disputes with our licensors may impact our ability to develop and commercialize ADCETRIS and our product candidates, or may require us to enter into additional licenses or to incur additional costs in litigation or settlement. In addition, continued development and commercialization of ADCETRIS and our product candidates will likely require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.

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

We are highly dependent on the efforts and abilities of the principal members of our senior management. Additionally, we have scientific personnel with significant and unique expertise in monoclonal antibodies, ADCs and related technologies, and tucatinib. The loss of the services of any one of the principal members of our managerial or scientific staff may prevent us from achieving our business objectives. With respect to tucatinib, we expect to rely on the experience and expertise of personnel formerly employed by Cascadian in the development of tucatinib. If we were to lose the services of a significant portion or key individuals of this team, such development activities could be adversely impacted and our business could be adversely affected.

In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. In order to continue to commercialize ADCETRIS and advance our pipeline, we have been required to expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development, sales and marketing. We continue to face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are not able to retain these individuals on favorable terms or attract any additional personnel that may be required, our business may be harmed. For example, we may not be successful in attracting or retaining key personnel necessary to support our strategy to develop and commercialize ADCETRIS in earlier lines of therapy, including potentially in the ECHELON-2 treatment setting.

If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.

We have experienced and expect to continue to experience significant growth in the number of our employees and in the scope of our operations, including in connection with the Cascadian Acquisition and our acquisition of, and planned operation of, a manufacturing facility. This growth places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and capital resources. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified management personnel, our business, financial condition, results of operations and prospects may be adversely affected.

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

We are expanding our operations internationally, and we currently have subsidiaries in Australia, Canada, Ireland, Luxembourg, Switzerland and the United Kingdom. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	diverse regulatory, financial and legal requirements, and any future changes to such requirements, in one or more countries where we are located or do business;

•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

•	adverse tax consequences, including changes in applicable tax laws and regulations;

•	applicable trade laws, tariffs, export quotas, custom duties or other trade restrictions and any changes to them;

•	economic weakness, including inflation, or political or economic instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•	liabilities for activities of, or related to, our international operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States; and

•	laws and regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.

For example, since a significant proportion of the regulatory framework in the U.K. is derived from European Union directives and regulations, Brexit could materially change the regulatory regime applicable to our operations and those of our collaborators, including with respect to marketing authorizations for ADCETRIS and our product candidates. We may also face new regulatory costs and challenges as result of Brexit that could have a material adverse effect on our operations. Depending on the terms of Brexit, the U.K. could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business in Europe more difficult. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our ability to conduct operations in Europe. In addition, President Trump has recently imposed tariffs on certain U.S. imports, and we cannot predict what effects such tariffs and any retaliatory tariffs imposed by other countries on U.S. exports would have on our business. However, these tariffs and other trade restrictions could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our financial results.

These and other risks described elsewhere in these risk factors associated with expanding our international operations could materially adversely affect our business.

Our operations involve hazardous materials and are subject to environmental, health and safety controls and regulations.

We are subject to environmental, health and safety laws and regulations, including those governing the use of hazardous materials, and we spend considerable time complying with such laws and regulations. Our business activities involve the controlled use of hazardous materials and although we take precautions to prevent accidental contamination or injury from these materials, we cannot completely eliminate the risk of using these materials. In addition, with respect to our manufacturing facility, we may incur substantial costs to comply with environmental laws and regulations and may become subject to the risk of accidental contamination or injury from the use of hazardous materials in our manufacturing process. It is also possible that our manufacturing facility may expose us to environmental liabilities associated with historical site conditions that we are not currently aware of and did not cause. In this regard, some environmental laws impose liability for contamination on current owners and operators of affected sites, regardless of fault. In the event of an accident or environmental discharge, or new or previously unknown contamination is discovered or new cleanup obligations are otherwise imposed in connection with any of our currently or previously owned or operated facilities, we may be held liable for any resulting damages, which may materially harm our business, financial condition and results of operations.

If any of our facilities are damaged or our clinical, research and development or other business processes are interrupted, our business could be seriously harmed.

We conduct most of our business in a limited number of facilities in Bothell and Seattle, Washington. Damage or extended periods of interruption to our corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates or interrupt the sales process for ADCETRIS. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.

We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could delay or negatively impact the development and commercialization of ADCETRIS and our product candidates, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive or personal data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, patients in our clinical trials, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, a security breach or privacy violation that leads to disclosure or modification of, personally identifiable information or personal data, could harm our reputation, compel us to comply with federal, state and/or international breach notification laws, subject us to mandatory corrective or regulatory action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including GDPR, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, a data security breach could result in loss of clinical trial data or damage to the integrity of that data. If we are unable to implement and maintain adequate organizational and technical measures to prevent such security breaches or privacy violations, or to respond adequately in the event of a breach, our operations could be disrupted, and we may suffer loss of reputation, problems with regulatory authorities, financial loss and other negative consequences. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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

For example, in May 2014, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update entitled “ASU 2014-09, Revenue from Contracts with Customers” which replaced previous revenue recognition guidance under U.S. GAAP when it became effective for us on January 1, 2018. The new standard did not generally change the way in which we recognize product revenue from sales of ADCETRIS. However, sales-based royalties and commercial sales-based milestones are now recorded in the period of the related sale based on estimates, rather than recording them as reported by the customer. In addition, the achievement of development milestones under our collaborations will be recorded in the period their achievement becomes probable, which may result in their recognition earlier than under prior accounting principles. Additionally, on January 1, 2018, we adopted ASU 2016-01 “Financial Instruments: Overall,” and as a result, we will record changes in the fair value of equity securities in net income or loss, which is expected to increase the volatility of net income or loss to the extent that we continue to hold common stock or other equity securities. In any event, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and costs, could have a significant impact on our reported results. In addition, compliance with new regulations regarding corporate governance and public disclosure may result in additional expenses. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from science and business activities to compliance activities.

The future impairment of in-process research and development and goodwill related to the Cascadian Acquisition may negatively affect our results of operations and financial position.

As of March 31, 2018, we had recorded $551.0 million of in-process research and development and goodwill related to the Cascadian Acquisition. In process research and development and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of in-process research and development or goodwill occur.

Our and Cascadian’s actual financial positions and results of operations may differ materially from the unaudited pro forma financial information that we filed as exhibit 99.2 to our current report on Form 8-K, filed with the SEC on January 31, 2018, or the January Form 8-K.

The pro forma financial information that we filed as exhibit 99.2 to the January Form 8-K was presented for illustrative purposes only and may not be an indication of what our financial position or results of operations would have been had the transactions been completed on the dates indicated. The pro forma financial information was derived from our and Cascadian’s historical financial statements and certain adjustments and assumptions were made regarding the combined company after giving effect to the indicated transactions. The assets and liabilities of Cascadian were measured at fair value based on various preliminary estimates using assumptions that our management believed were reasonable utilizing information available at the time. The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. These estimates may be revised as additional information becomes available and as additional analyses are performed. In particular, the pro forma financial information that we filed as exhibit 99.2 to the January Form 8-K assumed that we would utilize a senior secured bridge loan facility, or the Bridge Facility, to finance a portion of the costs of the Cascadian Acquisition; however, we used the net proceeds from our public offering of our common stock that we completed in February 2018 to fund a portion of the costs of the Cascadian Acquisition in lieu of any borrowing pursuant to the Bridge Facility. Accordingly, the pro forma financial information does not reflect the actual financing of the Cascadian Acquisition. Differences between preliminary estimates in the pro forma financial information and the final acquisition accounting, as well as between the assumed and actual financing sources and terms, will occur and could have a material impact on the pro forma financial information and the combined company’s financial position and future results of operations.

Risks Related to Our Common Stock

Our stock price is volatile and our shares may suffer a decline in value.

The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the first quarter of 2018, our closing stock price fluctuated between $50.14 and $59.32 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union, Japan and other countries in which Takeda has received approval by relevant regulatory authorities;

•	announcements regarding the results of discovery efforts and preclinical, clinical and commercial activities by us, or those of our competitors;

•	announcements of FDA or foreign regulatory approval or non-approval of ADCETRIS, or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process;

•	announcements regarding the results of the clinical trials we, Takeda and/or BMS are conducting or may in the future conduct for ADCETRIS, including the ECHELON-2 trial and the CHECKMATE 812 trial;

•	announcements regarding the results of the clinical trials we and our collaborators are conducting for enfortumab vedotin, tucatinib and tisotumab vedotin;

•	announcements regarding, or negative publicity concerning, adverse events or safety concerns associated with the use of ADCETRIS or our product candidates;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•	termination of or changes in our existing collaborations or licensing arrangements, especially our ADCETRIS collaboration with Takeda, our enfortumab vedotin co-development collaboration with Astellas, and our tisotumab vedotin co-development collaboration with Genmab, or establishment of new collaborations or licensing arrangements;

•	our failure to achieve the perceived benefits of our strategic transactions, including the Cascadian Acquisition, as rapidly or to the extent anticipated by financial analysts or investors;

•	our entry into additional material strategic transactions including licensing or acquisition of products, businesses or technologies;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our raising of additional capital and the terms upon which we may raise any additional capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	developments regarding the pending and potential additional related purported securities class action lawsuits, as well as any other potential litigation;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.

The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of Brexit and/or significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and health care spending and delivery, including the possible repeal and/or replacement of all or portions of PPACA or tariffs and other restrictions on free trade stemming from Trump Administration and foreign government policies, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the trading price of our common stock.

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

Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2018, we had 158,168,692 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us, collectively beneficially owned approximately 32% of our common stock as of March 12, 2018. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended, or the Securities Act, we would be obligated to effect such registration. On October 12, 2016, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 44,059,594 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities, by its exercise of these registration and/or underwriting rights in the future, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our October 2016 registration of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Our existing stockholders have significant control of our management and affairs.

Our executive officers and directors and holders of greater than five percent of our outstanding voting stock, together with entities that may be deemed affiliates of, or related to, such persons or entities, beneficially owned approximately 51% of our voting power as of March 12, 2018. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or the Tax Act, which significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

On April 21, 2018, the Compensation Committee of our Board of Directors approved a discretionary bonus in the amount of $10,000 plus a gross up for taxes for each of Todd Simpson, our Chief Financial Officer, and Jean Liu, our Executive Vice President of Legal Affairs and General Counsel, based on their exceptional performance in connection with our recent underwritten public offering and the Cascadian Acquisition.

Item 6.	Exhibits

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1**	Agreement and Plan of Merger, dated January 30, 2018, among Seattle Genetics, Inc., Valley Acquisition Sub, Inc. and Cascadian Therapeutics, Inc.	8-K	000-32405	2.1	1/31/2018

3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/07/2008

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	5/26/2011

3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015

4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	2/08/2001

4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/07/2008

4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015

10.1+	License Agreement between Cascadian Therapeutics, Inc. and Array BioPharma Inc. dated December 11, 2014.	—	—	—	—

10.2*	Compensation Information for Executive Officers and Directors	10-K	000-32405	10.70	2/15/2018

10.3	Commitment Letter, dated January 30, 2018, with Barclays Bank PLC and JPMorgan Chase Bank, N.A.	8-K	000-32405	10.1	1/31/2018

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101.INS+	XBRL Instance Document.	—	—	—	—

101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ TODD E. SIMPSON
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 26, 2018