Form 10-Q
period 2018-06-30
SEATTLE GENETICS INC /WA
filed 2018-07-26
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2018, there were 158,791,482 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
Seattle Genetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$159,287	$160,945
Short-term investments	288,690	252,226
Accounts receivable, net	149,976	84,774
Inventories	70,933	59,978
Prepaid expenses and other current assets	36,935	19,138
Total current assets	705,821	577,061
Property and equipment, net	100,726	103,756
Long-term investments	9,857	—
In-process research and development	300,000	—
Goodwill	251,017	—
Other non-current assets	213,496	197,132
Total assets	$1,580,917	$877,949
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$145,189	$132,672
Current portion of deferred revenue	35,658	34,457
Total current liabilities	180,847	167,129
Long-term liabilities:
Deferred revenue, less current portion	14,576	30,618
Other long-term liabilities	3,055	2,633
Total long-term liabilities	17,631	33,251
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 158,646 shares issued and outstanding at June 30, 2018 and 144,395 shares issued and outstanding at December 31, 2017	159	144
Additional paid-in capital	2,519,791	1,806,159
Accumulated other comprehensive income (loss)	(174)	63,836
Accumulated deficit	(1,137,337)	(1,192,570)
Total stockholders’ equity	1,382,439	677,569
Total liabilities and stockholders’ equity	$1,580,917	$877,949
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net product sales	$122,443	$74,343	$217,800	$144,664
Collaboration and license agreement revenues	27,179	21,505	56,738	43,335
Royalty revenues	20,551	12,375	36,225	29,355
Total revenues	170,173	108,223	310,763	217,354
Costs and expenses:
Cost of sales	13,157	8,055	23,515	15,536
Cost of royalty revenues	6,148	4,324	11,525	8,704
Research and development	122,860	114,406	275,362	232,590
Selling, general and administrative	58,292	40,712	124,474	79,116
Total costs and expenses	200,457	167,497	434,876	335,946
Loss from operations	(30,284)	(59,274)	(124,113)	(118,592)
Investment and other income, net	106,557	2,914	88,671	2,242
Net income (loss)	$76,273	$(56,360)	$(35,442)	$(116,350)
Net income (loss) per share - basic	$0.48	$(0.39)	$(0.23)	$(0.82)
Net income (loss) per share - diluted	$0.47	$(0.39)	$(0.23)	$(0.82)
Shares used in computation of per share amounts - basic	158,381	142,802	155,525	142,631
Shares used in computation of per share amounts - diluted	163,382	142,802	155,525	142,631

Comprehensive income (loss):
Net income (loss)	$76,273	$(56,360)	$(35,442)	$(116,350)
Other comprehensive income:
Unrealized gain on securities available for sale, net of tax	105	4,435	132	8,417
Foreign currency translation gain (loss)	(15)	4	(23)	2
Total other comprehensive income	90	4,439	109	8,419
Comprehensive income (loss)	$76,363	$(51,921)	$(35,333)	$(107,931)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(35,442)	$(116,350)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	32,355	31,993
Depreciation and amortization	13,833	10,215
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	(511)	(35)
Gains on equity securities	(86,647)	—
Other long-term liabilities	422	(186)
Changes in operating assets and liabilities
Accounts receivable, net	(48,928)	(10,012)
Inventories	(10,955)	(1,123)
Prepaid expenses and other assets	(4,992)	(5,519)
Accounts payable and accrued liabilities	(9,991)	(11,078)
Deferred revenue	(17,279)	(6,180)
Net cash used by operating activities	(168,135)	(108,275)
Investing activities:
Purchases of securities	(242,679)	(253,877)
Proceeds from maturities of securities	210,022	412,700
Proceeds from sales of securities	125,483	60,056
Purchases of property and equipment	(9,490)	(37,556)
Acquisition of Cascadian Therapeutics, Inc., net of cash acquired	(598,151)	—
Net cash provided (used) by investing activities	(514,815)	181,323
Financing activities:
Net proceeds from issuance of common stock	658,242	—
Proceeds from exercise of stock options and employee stock purchase plan	23,050	15,383
Net cash provided by financing activities	681,292	15,383
Net increase (decrease) in cash and cash equivalents	(1,658)	88,431
Cash and cash equivalents at beginning of period	160,945	108,673
Cash and cash equivalents at end of period	$159,287	$197,104
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiaries (collectively “Seattle Genetics,” “we,” “our,” or “us”). All intercompany transactions and balances have been eliminated. We acquired Cascadian Therapeutics, Inc., or Cascadian, in March 2018, as further described in Note 3. Management has determined that we operate in one segment: the development and sale of pharmaceutical products on our own behalf or in collaboration with others. Substantially all of our assets and revenues are related to operations in the U.S.; however, we also have subsidiaries in Australia, Canada, Ireland, Luxembourg, Switzerland, and the United Kingdom.
The condensed consolidated balance sheet data as of December 31, 2017 were derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position and results of our operations as of and for the periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Non-cash investing activities
We had $1.4 million and $1.0 million of accrued capital expenditures as of June 30, 2018 and December 31, 2017, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have not been included in the statement of cash flows until such amounts have been paid in cash.
Investments
We adopted Accounting Standards Update, or ASU, “ASU 2016-01, Financial Instruments: Overall” on January 1, 2018, which addressed certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including that changes in the fair value of equity securities be recorded in income or loss rather than accumulated other comprehensive income or loss in stockholders’ equity. We used the modified retrospective method and recognized a $64.1 million cumulative effect of initially applying this ASU as an adjustment to decrease the opening accumulated deficit at January 1, 2018. Accordingly, comparative information has not been adjusted and continues to be reported under previous accounting standards. The implementation of this standard increases the volatility of net income or loss to the extent that we continue to hold equity securities.
We invest primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income and loss in stockholders’ equity. Realized gains, realized losses and declines in the value of investments judged to be other-than-temporary are included in investment and other income, net. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income, net. Interest and dividends earned on all securities are included in investment and other income, net. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. We also hold certain equity securities, which are reported at estimated fair value.
If the estimated fair value of a debt security is below its carrying value, we evaluate whether it is more likely than not that we will sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. We also evaluate whether or not we intend to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, we consider whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are included in investment and other income, net.
Business combinations, including acquired in-process research and development and goodwill
We account for business combinations using the acquisition method, recording the acquisition-date fair value of total consideration over the acquisition-date fair value of net assets acquired as goodwill.
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
We evaluate indefinite-lived intangible assets and goodwill for impairment annually, as of October 1, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset or the reporting unit (for goodwill) is less than its carrying value, we then would proceed with the quantitative impairment test to compare the fair value to the carrying value and record an impairment charge if the carrying value exceeds the fair value.
Acquisition-related costs, including banking, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of the acquired business are included in the consolidated financial statements from the acquisition date.
Long-term incentive plans
We have established Long-Term Incentive Plans, or LTIPs. The LTIPs provide eligible employees with the opportunity to receive performance-based incentive compensation, which may be comprised of cash, stock options, and/or restricted stock units. The payment of cash and the grant or vesting of equity are contingent upon the achievement of pre-determined regulatory milestones. We record compensation expense over the estimated service period for each milestone subject to the achievement of the milestone being considered probable in accordance with the provisions of Accounting Standards Codification Topic 450, Contingencies. At each reporting date, we assess whether achievement of a milestone is considered probable and, if so, record compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures.
During the first quarter of 2018, an LTIP milestone was achieved related to the U.S. Food and Drug Administration, or FDA, approval of a label expansion in the U.S. for ADCETRIS, based on clinical trial data from the ECHELON-1 study. As of June 30, 2018, the estimated unrecognized compensation expense related to all LTIPs was $33.8 million. The total estimate of unrecognized compensation expense is expected to change in the future for several reasons, including the addition of more eligible employees or the addition, termination, or modification of an LTIP.
Revenue recognition
We adopted Accounting Standards Codification Topic 606—Revenue from Contracts with Customers, or Topic 606, on January 1, 2018, resulting in a change to our accounting policy for revenue recognition. We used the modified retrospective method and recognized the cumulative effect of initially applying Topic 606 as an adjustment to decrease the opening accumulated deficit at January 1, 2018. Accordingly, comparative information has not been adjusted and continues to be reported under previous accounting standards. Refer to Note 2 for additional information.
Our revenues are comprised of ADCETRIS net product sales, amounts earned under our collaboration and licensing agreements, and royalties. Revenue recognition occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. The period between when we transfer control of promised goods or services and when we receive payment is expected to be one year or less, and that expectation is consistent with our historical experience. As such, we do not adjust our revenues for the effects of a significant financing component.

Net product sales
We sell ADCETRIS through a limited number of pharmaceutical distributors in the U.S. and Canada. Customers order ADCETRIS through these distributors, and we typically ship product directly to the customer. The delivery of ADCETRIS to the end-user site represents a single performance obligation for these transactions. We record product sales at the point in time when title and risk of loss pass, which generally occurs upon delivery of the product to the customer. The transaction price for product sales represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to-date. These estimates involve a substantial degree of judgment. We have applied a portfolio approach as a practical expedient for estimating net product sales from ADCETRIS.
Government-mandated rebates and chargebacks: We have entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate based on covered purchases of ADCETRIS. Medicaid rebates are invoiced to us by the various state Medicaid programs. We estimate Medicaid rebates using the most-likely-amount approach, based on a variety of factors, including our experience to-date.
We have also completed a Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of ADCETRIS. In addition, we have entered into a Pharmaceutical Pricing Agreement with the Secretary of Health and Human Services, which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of ADCETRIS. Under these agreements, distributors process a chargeback to us for the difference between wholesale acquisition cost and the applicable discounted price. As a result of our direct-ship distribution model, we can identify the entities purchasing ADCETRIS and this information enables us to estimate expected chargebacks for FSS and PHS purchases based on each entity’s eligibility for the FSS and PHS programs. We also review historical rebate and chargeback information to further refine these estimates.
Distribution fees, product returns and other deductions: Our distributors charge a volume-based fee for distribution services that they perform for us. We allow for the return of product that is within 30 days of its expiration date or that is damaged. We estimate product returns based on our experience to-date using the most-likely-amount approach. In addition, we consider our direct-ship distribution model, our belief that product is not typically held in the distribution channel, and the expected rapid use of the product by healthcare providers. We provide financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance amounts through SeaGen Secure. SeaGen Secure is available to patients in the U.S. and its territories who meet various financial and treatment need criteria. Estimated contributions for commercial coinsurance under SeaGen Secure are deducted from gross sales and are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect our actual experience.
Collaboration and license agreement revenues
We have collaboration and license agreements with a number of biotechnology and pharmaceutical companies. Our proprietary technology for linking cytotoxic agents to monoclonal antibodies called antibody-drug conjugates, or ADCs, is the basis for many of these collaboration and license agreements, including the ADC collaborations that we have entered into in the ordinary course of business, under which we granted our collaborators research and commercial licenses to our technology and typically provide technology transfer services, technical advice, supplies and services for a period of time.
Our collaboration and license agreements include contractual milestones. Generally, the milestone events coincide with the progression of the collaborators’ product candidates. These consist of development milestones (such as designation of a product candidate or initiation of preclinical studies and the initiation of phase 1, phase 2, or phase 3 clinical trials), regulatory milestones (such as the filing of regulatory applications for marketing approval), and commercialization milestones (such as first commercial sale in a particular market and product sales in excess of a pre-specified threshold). Our ADC collaborators are solely responsible for the development of their product candidates, and the achievement of milestones in any of the categories identified above is based solely on the collaborators’ efforts. Since we do not take a substantive role or control the research, development or commercialization of any products generated by our ADC collaborators, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable to us by our ADC collaborators. As such, the milestone payments associated with our ADC collaborations involve a substantial degree of uncertainty and risk that they may never be received. In the case of our ADCETRIS collaboration with Takeda Pharmaceutical Company Limited, or Takeda, we may be involved in certain development activities; however, the achievement of milestone events under the agreement is primarily based on activities undertaken by Takeda.
ADC collaborations are initially evaluated as to whether the intellectual property licenses granted by us represent distinct performance obligations. If they are determined to be distinct, the value of the intellectual property licenses would be recognized up-front while the research and development service fees would be recognized as the performance obligations are satisfied. Variable consideration is assessed at each reporting period as to whether it is not subject to significant future reversal and, therefore, should be included in the transaction price at the inception of the contract. If a contract includes a fixed or minimum amount of research and development support, this also would be included in the transaction price. Changes to ADC collaborations, such as the extensions of the research term or increasing the number of targets or technology covered under an existing agreement, are assessed for whether they represent a modification or should be accounted for as a new contract.
We have concluded that the license of intellectual property in our current ADC collaborations is not distinct from the perspective of our customers at the time of initial transfer, since we do not license intellectual property without related technology transfer and research and development support services. Our performance obligations under our collaborations include such things as providing intellectual property licenses, performing technology transfer, performing research and development consulting services, providing reagents, ADCs, and other materials, and notifying the customer of any enhancements to licensed technology or new technology that we discover, among others. We determined our performance obligations under our current ADC collaborations as evaluated at contract inception were not distinct and represented a single performance obligation. Revenue is recognized using a proportional performance model, representing the transfer of goods or services as activities are performed over the term of the agreement. Upfront payments are also amortized to revenue over the performance period. Upfront payment contract liabilities resulting from our collaborations do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by us.
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
Royalty revenues and cost of royalty revenues
Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties that relate predominantly to the license of intellectual property. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Cost of royalty revenues reflects amounts owed to our third-party licensors related to Takeda’s sales of ADCETRIS. These amounts are recognized in the period in which the related sales by Takeda occur.
Recent accounting pronouncements not yet adopted
In February 2016, the Financial Accounting Standards Board, or FASB, issued “ASU 2016-02, Leases.” The standard requires entities to recognize in the consolidated balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The standard will become effective for us beginning January 1, 2019, with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures, and expect that the adoption of the standard will result in the recognition of additional assets and liabilities related to our operating leases in the consolidated balance sheets.
In June 2016, FASB issued “ASU 2016-13, Financial Instruments: Credit Losses.” The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The standard will become effective for us beginning on January 1, 2020, with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations and cash flows, and financial statement disclosures.

2. Revenue from contracts with customers
On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 were presented under Topic 606, while prior period amounts were not adjusted and reported under the accounting standards in effect for the prior periods. We recorded the following cumulative effect as of January 1, 2018, itemized here (in thousands) and further described below:

Collaboration and license agreement revenues	$10,282
Royalty revenues	22,230
Cost of royalty revenues	(5,955)
Accumulated deficit – (debit) credit	$26,557
Impact to net product sales
Topic 606 does not generally change the practice under which we recognize product revenue from sales of ADCETRIS.
Impact to collaboration and license agreement revenues
The achievement of development milestones under our collaborations will be recorded during the period their achievement becomes probable, which may result in earlier recognition as compared to previous accounting principles. Each of our current ADC collaborations contain a single performance obligation under Topic 606.
The Takeda ADCETRIS collaboration is the only ongoing ADC collaboration that was significantly impacted by the adoption of Topic 606. The Takeda ADCETRIS collaboration provides for the global co-development of ADCETRIS and the commercialization of ADCETRIS by Takeda in its territory. Under this collaboration, we have retained commercial rights for ADCETRIS in the U.S. and its territories and in Canada, and Takeda has commercial rights in the rest of the world and pays us a royalty. Our performance obligations under the collaboration include providing intellectual property licenses, performing technology transfer, providing research and development services for co-funded activities, allowing access to data, submitting regulatory filings and other information for co-funded activities, and providing manufacturing support including supply of ADCETRIS drug components, finished ADCETRIS product, and know-how. We determined that our performance obligations under the collaboration as evaluated at contract inception were not distinct and represented a single performance obligation, and that the obligations for goods and services provided would be completed over the performance period of the agreement. Any payments received by us from Takeda, including the upfront payment, progress-dependent development and regulatory milestone payments, reimbursement for drug product supplied, and net development cost reimbursement payments, are recognized as revenue using a time-based proportional performance model over the ten-year development period (December 2009 through November 2019) of the collaboration, within collaboration and license agreement revenues. Updates to the Takeda ADCETRIS collaboration transaction price for variable consideration, such as approval of the co-development annual budget and binding production forecast, are considered at each reporting period as to whether they are not subject to significant future reversal. Shipments of drug supply that occur after the expiration of the drug supply agreement in September 2018 will be recorded as a separate performance obligation.
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
Disaggregation of total revenues
We have one marketed product, ADCETRIS. Substantially all of our product revenues are recorded in the U.S. Substantially all of our royalty revenues are from our collaboration with Takeda. Collaboration and license agreement revenues by collaborator are summarized as follows (in thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Takeda	$8,745	$22,317
AbbVie	4,700	12,700
Genmab	7,000	7,000
GSK	6,000	6,000
Other	734	8,721
Collaboration and license agreement revenues	$27,179	$56,738

Contract balances and performance obligations
Under Topic 606, we recorded contract assets of $12.7 million and $9.7 million as of January 1, 2018 and June 30, 2018, respectively, related to the Takeda ADCETRIS collaboration. These were recorded in prepaid expenses and other current assets on the consolidated balance sheet. The decrease from January 1, 2018 to June 30, 2018 was primarily due to updates to the Takeda ADCETRIS collaboration transaction price upon approval of the co-development annual budget and binding production forecast.
Contract liabilities consisted of deferred revenue, as presented on the consolidated balance sheet, as of June 30, 2018. Deferred revenue related to our collaboration with Takeda was $49.6 million as of June 30, 2018 and will be recognized along with the remaining performance obligations over the remainder of the ten-year performance period ending November 2019. We recognized collaboration and license agreement revenues of $17.5 million during the six months ended June 30, 2018 that were included in the deferred revenue balance as of January 1, 2018.
Impacts to June 30, 2018 condensed consolidated financial statements (in thousands)

	As reported	Adjustments	Balances without the adoption of Topic 606
Condensed Consolidated Balance Sheet data:
Accounts receivable, net	$149,976	$(14,157)	$135,819
Prepaid expenses and other current assets	36,935	(9,697)	27,238
Current portion of deferred revenue	35,658	(970)	34,688
Deferred revenue, less current portion	14,576	(404)	14,172
Accumulated deficit	(1,137,337)	(22,480)	(1,159,817)
Condensed Consolidated Statements of Comprehensive Income (Loss) data:
Three months ended June 30, 2018
Collaboration and license agreement revenues	$27,179	$4,823	$32,002
Royalty revenues	20,551	(5,392)	15,159
Total revenues	170,173	(569)	169,604
Cost of royalty revenues	6,148	(770)	5,378
Net income	76,273	201	76,474
Six months ended June 30, 2018
Collaboration and license agreement revenues	$56,738	$1,959	$58,697
Royalty revenues	36,225	1,926	38,151
Total revenues	310,763	3,885	314,648
Cost of royalty revenues	11,525	(192)	11,333
Net loss	(35,442)	4,077	(31,365)
3. Acquisition of Cascadian
In March 2018, we acquired all issued and outstanding shares of Cascadian, a clinical-stage biopharmaceutical company based in Seattle, Washington, for $10.00 per share in cash, or approximately $614.1 million, which was funded by an underwritten public offering as further described in Note 5. The acquisition of Cascadian expanded our late-stage pipeline, providing global rights to tucatinib, an investigational oral tyrosine kinase inhibitor, or TKI, that is currently being evaluated in a phase 2 trial called HER2CLIMB for patients with HER2 positive metastatic breast cancer who have been previously treated with HER2-targeted agents, including patients with or without brain metastases.
The acquisition of Cascadian was accounted for as a business combination. During the six months ended June 30, 2018, we incurred $8.5 million in acquisition-related costs, which were recorded in selling, general and administrative expenses.

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
The amount allocated to in-process research and development was based on the present value of future discounted cash flows, which was based on significant estimates. These estimates included the number of potential patients and market price of a future tucatinib-based regimen, costs required to conduct clinical trials and potentially commercialize tucatinib, as well as estimates for probability of success and the discount rate. Goodwill primarily was attributed to tucatinib’s potential application in other treatment settings, intangible assets that do not qualify for separate recognition, and synergies with our existing pipeline and capabilities. Goodwill is not expected to be deductible for tax purposes. The amount allocated to goodwill is preliminary, since the acquisition accounting is not yet finalized as it relates to income taxes.
The financial information in the table below summarizes the combined results of operations of Seattle Genetics and Cascadian on a pro forma basis, for the period in which the acquisition occurred and the comparative period as though the companies had been combined as of January 1, 2017. Pro forma adjustments have been made primarily related to acquisition-related transaction costs and employee costs. The following unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred as of January 1, 2017 or indicative of future results (in thousands, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$170,173	$108,223	$310,763	$217,354
Net income (loss)	76,273	(71,069)	(64,376)	(172,361)
Net income (loss) per share - basic	0.48	(0.46)	(0.41)	(1.11)
Net income (loss) per share - diluted	0.47	(0.46)	(0.41)	(1.11)
4. Net income (loss) per share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include incremental common shares issuable upon the vesting of unvested restricted stock units and the exercise of outstanding stock options, calculated using the treasury stock method.
For the three months ended June 30, 2018, we excluded stock options with an exercise price greater than the average price from the per share calculations. For the three months ended June 30, 2017 and for the six months ended June 30, 2018 and 2017, we excluded all restricted stock units and stock options from the per share calculations as such securities were anti-dilutive. The weighted average number of restricted stock units and stock options that were excluded totaled 1,674,000 and 13,057,000 for the three months ended June 30, 2018 and 2017, respectively, and 13,379,000 and 13,188,000 for the six months ended June 30, 2018 and 2017, respectively.

The following table presents the computations of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$76,273	$(56,360)	$(35,442)	$(116,350)

Weighted average common shares outstanding - basic	158,381	142,802	155,525	142,631
Dilutive potential common shares	5,001	—	—	—
Weighted average common shares outstanding - diluted	163,382	142,802	155,525	142,631

Net income (loss) per share - basic	$0.48	$(0.39)	$(0.23)	$(0.82)
Net income (loss) per share - diluted	$0.47	$(0.39)	$(0.23)	$(0.82)
5. Common stock
In February 2018, we completed an underwritten public offering of 13,269,230 shares of our common stock at a public offering price of $52.00 per share. The offering resulted in net proceeds to us of $658.2 million, after deducting underwriting discounts, commissions, and other offering expenses. We used the vast majority of the net proceeds to fund the acquisition of Cascadian.
6. Investments
As of June 30, 2018 and December 31, 2017, we held common stock of Immunomedics, Inc., or Immunomedics, and Unum Therapeutics, Inc., or Unum, each holding purchased in connection with strategic collaborations with the respective company. The collaboration agreement with Immunomedics was terminated in 2017. The collaboration agreement with Unum provided that we purchase shares in a private placement concurrent with Unum’s initial public offering. Unum’s initial public offering closed in April 2018. As of June 30, 2018 and December 31, 2017, the fair values of these equity securities were $208.0 million and $188.4 million, respectively. During the three and six months ended June 30, 2018, we recognized net gains from changes in the fair values of these equity securities of $105.5 million and $86.6 million, respectively. This included the impact of selling a portion of our Immunomedics common stock holdings for $77.0 million. Unrealized gains recognized during the six months ended June 30, 2018 on equity securities still held at that date were $64.1 million.
We also held debt securities, which consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2018
U.S. Treasury securities	$298,701	$3	$(157)	$298,547
Contractual maturities (at date of purchase)
Due in one year or less	$218,436			$218,382
Due in one to two years	80,265			80,165
Total	$298,701			$298,547
December 31, 2017
U.S. Treasury securities	$252,511	$—	$(285)	$252,226
Contractual maturities (at date of purchase)
Due in one year or less	$151,903			$151,842
Due in one to two years	100,608			100,384
Total	$252,511			$252,226

7. Fair value
We have certain assets that are measured at fair value on a recurring basis according to a fair value hierarchy that prioritizes the inputs, assumptions and valuation techniques used to measure fair value. The three levels of the fair value hierarchy are:

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
The determination of a financial instrument’s level within the fair value hierarchy is based on an assessment of the lowest level of any input that is significant to the fair value measurement. We consider observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.
The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
June 30, 2018
Short-term investments—U.S. Treasury securities	$288,690	$—	$—	$288,690
Long-term investments—U.S. Treasury securities	9,857	—	—	9,857
Other non-current assets—equity securities	207,991	—	—	207,991
Total	$506,538	$—	$—	$506,538
December 31, 2017
Short-term investments—U.S. Treasury securities	$252,226	$—	$—	$252,226
Other non-current assets—equity securities	188,358	$—	$—	188,358
Total	$440,584	$—	$—	$440,584
8. Inventories
The following table presents our inventories of ADCETRIS (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$58,646	$52,398
Work in process	5,931	—
Finished goods	6,356	7,580
Total	$70,933	$59,978
We capitalize ADCETRIS inventory costs. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales. We do not capitalize manufacturing costs for any of our product candidates.
9. Legal matters
On January 10, 2017, a purported securities class action lawsuit was commenced in the United States District Court for the Western District of Washington, or the Court, naming as defendants us and certain of our officers, or the CD33A Class Action. A consolidated amended complaint was filed on June 6, 2017, following the court’s appointment of a lead plaintiff and its approval of lead plaintiff’s counsel. The lawsuit alleged material misrepresentations and omissions in public statements regarding our business, operational and compliance policies, violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act. The complaint sought compensatory damages of an undisclosed amount. The plaintiff alleged, among other things, that we made false and/or misleading statements and/or failed to disclose that SGN-CD33A presents a significant risk of fatal hepatotoxicity and that we had therefore overstated the viability of SGN-CD33A as a treatment for acute myeloid leukemia, AML. On May 24, 2018, the

Court granted our motion to dismiss with prejudice and entered a final judgment and order dismissing all claims against all defendants.
On March 29, 2017, a stockholder derivative lawsuit, or the Stockholder Derivative Action, was filed in Washington Superior Court for the County of Snohomish, or the Snohomish County Superior Court. The complaint names as defendants certain of our current and former executives and members of our board of directors. We are named as a nominal defendant. The complaint generally makes the same allegations as the CD33A Class Action, claiming that the individual defendants breached their duties to us. The complaint seeks unspecified damages, disgorgement of compensation, corporate governance changes, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from us. On June 8, 2017, the Snohomish County Superior Court entered an order staying the Stockholder Derivative Action until resolution of the motion to dismiss the CD33A Class Action. On July 23, 2018, following the dismissal of the CD33A Class Action, the parties filed a stipulation lifting the stay and providing the plaintiffs until August 30, 2018 to file an amended complaint. As a result of this lawsuit, we may incur litigation and indemnification expenses.
Between February 13, 2018 and February 16, 2018, four purported stockholders of Cascadian filed separate putative class action lawsuits and an individual complaint in the United States District Court for the District of Delaware and the United States District Court for the Western District of Washington against Cascadian and former members of its then-separate board of directors and us. The cases filed in Delaware were Kim v. Cascadian Therapeutics, Inc., et al., and Palazzo v. Cascadian Therapeutics, Inc., et al. The cases filed in Washington were Jaso v. Cascadian Therapeutics, Inc., et al., and Bensimon v. Cascadian Therapeutics, Inc., et al. The plaintiffs alleged violations of Sections 14(d) and 14(e) of the Exchange Act, Rule 14d-9(d) promulgated under Section 14(d) of the Exchange Act, and Section 20(a) of the Exchange Act in connection with the Schedule 14D-9 filed by Cascadian with the SEC on February 8, 2018 in relation to the Cascadian Acquisition. The Bensimon complaint alleged that the Cascadian board breached its fiduciary duties of care, loyalty and good faith by entering into the Cascadian Acquisition and allegedly failing to take steps to maximize Cascadian’s value. All four complaints alleged that the Schedule 14D-9 omitted material information, ostensibly rendering the Schedule 14D-9 materially incomplete. The complaints sought, among other things, to enjoin the Cascadian Acquisition and/or damages. On March 8, 2018, plaintiffs in the Kim, Palazzo and Bensimon cases, or the KPB Group, filed a motion in the U.S. District Court for the District of Delaware seeking the award of reasonable attorneys’ fees and expenses as a result of the alleged benefit provided to Cascadian shareholders from the supplemental disclosures Cascadian made following the filing of their purported class actions. Cascadian entered into settlement and release agreements with the Jaso plaintiff and the KPB Group on May 21 and 22, 2018, respectively. All four cases have been voluntarily dismissed with prejudice.
On March 8, 2018, three purported stockholders of Cascadian filed a Verified Complaint to Compel Inspection of Books and Records under 8 Del. C. §220 in the Delaware Court of Chancery against Cascadian, seeking to inspect books and records in order to determine whether wrongdoing or mismanagement has taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence and disinterestedness of the former Cascadian directors with respect to the Cascadian Acquisition. We filed our answer to this complaint on March 28, 2018. As a result of this lawsuit, we may incur litigation and indemnification expenses.
In addition, from time to time in the ordinary course of business we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to the defense and enforcement of our patent or other intellectual property rights. These proceedings are costly and time consuming. Additionally, successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators.

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
ADCETRIS® (brentuximab vedotin)
Our marketed product ADCETRIS® is commercially available in 71 countries, including in the U.S., Canada, members of the European Union, and Japan. We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the U.S. and its territories and in Canada, and Takeda has commercial rights in the rest of the world and pays us a royalty. ADCETRIS is approved by the U.S. Food and Drug Administration, or FDA, for five indications, including several settings for the treatment of Hodgkin lymphoma, for relapsed systemic anaplastic large cell lymphoma, or sALCL, and for certain types of cutaneous T-cell lymphoma, or CTCL. In March 2018, the FDA approved ADCETRIS in combination with chemotherapy for the treatment of newly diagnosed adult patients with previously untreated Stage III or IV classical Hodgkin lymphoma. The approval was based on the successful outcome of the phase 3 ECHELON-1 clinical trial that compared ADCETRIS plus AVD (adriamycin, vinblastine and dacarbazine) to ABVD (adriamycin, bleomycin, vinblastine and dacarbazine). ADCETRIS is approved by the European Commission for four indications, encompassing several settings for the treatment of relapsed Hodgkin lymphoma, relapsed sALCL, and certain types of CTCL.
Beyond our current labeled indications, we are developing ADCETRIS in two ongoing phase 3 trials. In collaboration with Takeda, we are conducting the phase 3 ECHELON-2 trial in mature T-cell lymphoma, or MTCL, also known as peripheral T-cell lymphoma, or PTCL, including sALCL. ECHELON-2 is evaluating ADCETRIS in combination with CHP versus CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) for the treatment of newly-diagnosed MTCL patients. In November 2016, we and Takeda completed enrollment of 452 patients in the ECHELON-2 trial, and we expect to report top-line data early in the fourth quarter of 2018. In the phase 3 CHECKMATE 812 trial being conducted in collaboration with Bristol-Myers Squibb Company, or BMS, we are evaluating the combination of BMS’s immunotherapy nivolumab (Opdivo) with ADCETRIS for the treatment of relapsed or refractory, or transplant-ineligible, classical Hodgkin lymphoma.
Late-stage clinical product candidates
Enfortumab vedotin: In collaboration with Astellas Pharma, Inc., or Astellas, we are developing enfortumab vedotin, which is an ADC targeting Nectin-4. We and Astellas are conducting a pivotal phase 2 trial, called the EV-201 trial, for patients with locally advanced or metastatic urothelial cancer who were previously treated with checkpoint inhibitor therapy. In July 2018, we completed enrollment in the first cohort of patients who previously received both a platinum-based chemotherapy and checkpoint inhibitor therapy. We believe that positive data in this subgroup could support potential registration under the FDA's accelerated approval pathway. In addition, we are continuing enrollment in a second cohort of patients who previously received checkpoint inhibitor therapy but not a platinum agent, which could serve as the basis for a second labeled indication. In July 2018, we and Astellas initiated a phase 3 trial called EV-301 for patients with metastatic urothelial cancer who have previously been treated with checkpoint inhibitor therapy. EV-301 is intended to support global regulatory submissions for approval and serve as a confirmatory trial in the U.S. The FDA granted Breakthrough Therapy Designation, or BTD, in March 2018 to

enfortumab vedotin for patients with locally advanced or metastatic urothelial cancer who were previously treated with a checkpoint inhibitor. We and Astellas are also conducting a phase 1b trial of enfortumab vedotin in combination with either pembrolizumab or atezolizumab for patients with first- or second-line locally advanced or metastatic urothelial cancer.
Tucatinib: Tucatinib is an investigational oral tyrosine kinase inhibitor, or TKI, targeting HER2. Tucatinib is currently being evaluated in a randomized global pivotal phase 2 trial called HER2CLIMB for patients with HER2 positive metastatic breast cancer who have been previously treated with HER2-targeted agents, including patients with or without brain metastases. We expect to complete enrollment for the HER2CLIMB clinical trial in 2019.
Tisotumab vedotin: In collaboration with Genmab A/S, or Genmab, we are developing tisotumab vedotin, which is an ADC targeting tissue factor. In June 2018, we initiated a pivotal phase 2 trial, called the innovaTV 204 trial, for patients with recurrent and/or metastatic cervical cancer who have relapsed or progressed after standard of care treatment. The trial is intended to support potential registration under the FDA's accelerated approval pathway. In July 2018, we initiated a phase 2 clinical trial, called innovaTV 207, for patients with colorectal, non-small cell lung, pancreatic or head and neck cancers. The trial is intended to inform a potential broad development program.
Early-stage clinical product candidates and other collaborations
We are developing ladiratuzumab vedotin, an ADC targeting LIV-1, which is currently being evaluated in phase 1 and phase 2 clinical trials both as monotherapy and in combination with other agents for patients with metastatic triple-negative breast cancer.
Our early-stage clinical pipeline also includes SGN-CD48A, which utilizes our ADC technology, SEA-CD40, which is based on our sugar-engineered antibody, or SEA, technology, and SGN-2FF, which is a novel small molecule. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. We have a collaboration with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer. We and Unum are conducting a phase 1 clinical trial studying Unum’s ACTR087 in combination with SEA-BCMA for the treatment of relapsed or refractory multiple myeloma.
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
Outlook
Our ongoing research, development, manufacturing and commercial activities will require substantial amounts of capital and may not ultimately be successful. In addition, we may encounter unexpected difficulties during our integration and development activities related to our March 2018 acquisition of Cascadian Therapeutics, Inc., or Cascadian, and tucatinib, any of which may cause us to expend greater funds and efforts, or may slow, delay or limit development progress with respect to tucatinib. We expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization of ADCETRIS and the continued development of ADCETRIS, enfortumab vedotin, tucatinib, and tisotumab vedotin. Our other product candidates are in relatively early stages of development. Enfortumab vedotin, tucatinib, tisotumab vedotin, and our other product candidates will require significant further development, financial resources and personnel to pursue and obtain regulatory approval and develop into commercially viable products, if at all. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, the research, continued development and manufacturing of our product candidates, and the anticipated expansion of our pipeline will likely require us to raise substantial amounts of additional capital, and our operating expenses may fluctuate as a result of such activities. We may also incur significant milestone payment obligations to certain of our licensors as our product candidates progress through clinical trials towards potential commercialization.
We recognize revenue from ADCETRIS product sales in the U.S. and Canada. Our future ADCETRIS product sales are difficult to accurately predict from period to period and are dependent on the incidence flow of patients eligible for treatment with ADCETRIS. In this regard, our product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors. Such factors include the approval of ADCETRIS in additional indications, the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payors, competition, the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, physicians’ perception of the relative value of ADCETRIS in treating Hodgkin lymphoma in relation to alternate therapies, the overall level of demand for ADCETRIS, and the duration of therapy for patients receiving ADCETRIS. In particular:

•
Obtaining and maintaining appropriate coverage and reimbursement for ADCETRIS is increasingly challenging due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide, as well as increasing legislative and enforcement interest in the U.S. with respect to pharmaceutical drug pricing practices. We anticipate that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for ADCETRIS. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system, any of which could negatively affect our revenue or sales of ADCETRIS or any future approved products.

•
The competition ADCETRIS faces from competing therapies is intensifying, and we anticipate that we will continue to face increasing competition in the future as new companies enter our market and scientific developments surrounding biosimilars and other cancer therapies continue to accelerate.

While we expect continued growth in ADCETRIS sales in 2018 as compared to 2017, for the above and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to establish or demonstrate in the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin lymphoma, and physician prescribing decisions with respect to ADCETRIS in this indication. Our ability to accelerate ADCETRIS sales growth also will be affected by our ability to continue to expand ADCETRIS’ utilization across all labeled indications of use, particularly in the frontline PTCL indication if ADCETRIS is approved for use in that indication. Negative or inconclusive results in our ECHELON-2 trial would negatively impact, or preclude altogether, our and Takeda’s ability to obtain regulatory approvals in the frontline PTCL indication in our respective territories, which would limit our sales of, and the commercial potential of, ADCETRIS. In addition, Takeda may be unable to obtain regulatory approvals of ADCETRIS in the ECHELON-1 treatment setting in its territories, which also would limit their sales, and the commercial potential, of ADCETRIS.
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
Financial summary
For the six months ended June 30, 2018, total revenues increased to $310.8 million, compared to $217.4 million for the same period in 2017. This increase was driven primarily by higher ADCETRIS net product sales. Net product sales of ADCETRIS were $217.8 million for the six months ended June 30, 2018, compared to $144.7 million for the same period in 2017.
For the six months ended June 30, 2018, total costs and expenses increased to $434.9 million, compared to $335.9 million for the same period in 2017. This primarily reflected higher research and development expenses, due to upfront payments for in-license agreements and continued investment in our late-stage pipeline, as well as higher selling, general, and administrative costs due to the acquisition of Cascadian, or the Cascadian Acquisition, and to support the ADCETRIS launch in patients diagnosed with previously untreated Stage III or IV classical Hodgkin lymphoma. In addition, our costs and expenses included Cascadian operations subsequent to March 9, 2018. Net loss for the six months ended June 30, 2018 was favorably impacted by net gains of $86.6 million resulting from the change in the fair value of our equity securities, which included the impact of selling a portion of our common stock holdings in Immunomedics, Inc., or Immunomedics.
As of June 30, 2018, we had $457.8 million in cash, cash equivalents and investments and $1.4 billion in total stockholders’ equity.
Comparability
In March 2018, we acquired Cascadian for $10.00 per share in cash, or approximately $614.1 million. Cascadian was included in our results of operations as of the acquisition date. Accordingly, the results discussed below were impacted by the timing of this acquisition. Refer to “Part I. Item 1. Note 3—Acquisition of Cascadian” for additional information on the Cascadian Acquisition.
We adopted Accounting Standards Codification Topic 606—Revenue from Contracts with Customers, or Topic 606, on January 1, 2018, resulting in a change to our accounting policy for revenue recognition. We used the modified retrospective method and recognized the cumulative effect of initially applying Topic 606 as an adjustment to decrease the opening accumulated deficit at January 1, 2018. Accordingly, comparative information has not been adjusted and continues to be reported under previous accounting standards. Refer to “Part I. Item 1. Note 2—Revenue from contracts with customers” for additional information.

We adopted Accounting Standards Update, or ASU, “ASU 2016-01, Financial Instruments: Overall” on January 1, 2018, which addressed certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including that changes in the fair value of equity securities be recorded in income or loss rather than accumulated other comprehensive income or loss in stockholders’ equity. We used the modified retrospective method and recognized the cumulative effect of initially applying this ASU as an adjustment to decrease the opening accumulated deficit at January 1, 2018. Accordingly, comparative information has not been adjusted and continues to be reported under previous accounting standards. Refer to “Part I. Item 1. Note 1—Summary of significant accounting policies—Investments” for additional information.
Results of operations
Net product sales
We sell ADCETRIS in the U.S. and Canada.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Net product sales	$122,443	$74,343	65%	$217,800	$144,664	51%
The increases in net product sales for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily resulted from higher sales volume during the 2018 periods and, to a lesser extent, from the effect of price increases. Higher sales volume during the 2018 periods was driven by label expansions of ADCETRIS for new indications; in particular, for certain types of CTCL in November 2017 and for frontline Stage III or IV Hodgkin lymphoma in March 2018.
We sell ADCETRIS through a limited number of pharmaceutical distributors in the U.S. and Canada. Customers order ADCETRIS through these distributors, and we typically ship product directly to the customer. The delivery of ADCETRIS to the end-user site represents a single performance obligation for these transactions. We record product sales at the point in time when title and risk of loss pass, which generally occurs upon delivery of the product to the customer. The transaction price for product sales represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to date. These estimates involve a substantial degree of judgment. We have applied a portfolio approach as a practical expedient for estimating net product sales from ADCETRIS.
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2017	$14,374	$3,521	$17,895
Provision related to current period sales	81,344	5,405	86,749
Adjustment for prior period sales	438	(273)	165
Payments/credits for current period sales	(64,253)	(3,260)	(67,513)
Payments/credits for prior period sales	(9,123)	(911)	(10,034)
Balance as of June 30, 2018	$22,780	$4,482	$27,262
Mandatory government discounts are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the six months ended June 30, 2018 as a result of price increases we instituted that exceeded the rate of inflation. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2018 as compared to 2017, driven by growth in ADCETRIS gross sales.

Collaboration and license agreement revenues
We have collaboration and license agreements with a number of biotechnology and pharmaceutical companies. Our proprietary ADC technology is the basis of many of these collaboration and license agreements, including the ADC collaborations that we have entered into in the ordinary course of our business, under which we grant our collaborators research and commercial licenses to our technology and typically provide technology transfer services, technical advice, supplies and services for a period of time. Our collaboration and license agreements include contractual milestones. Generally, the milestone events coincide with the progression of the collaborators’ product candidates. These consist of development milestones (such as designation of a product candidate or initiation of preclinical studies and the initiation of phase 1, phase 2, or phase 3 clinical trials), regulatory milestones (such as the filing of regulatory applications for marketing approval), and commercialization milestones (such as first commercial sale in a particular market and product sales in excess of a pre-specified threshold).
Collaboration and license agreement revenues by collaborator were as follows:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Takeda	$8,745	$17,227	(49)%	$22,317	$37,493	(40)%
AbbVie	4,700	3,324	41%	12,700	4,043	214%
Genmab	7,000	—	N/A	7,000	—	N/A
GSK	6,000	—	N/A	6,000	—	N/A
Other	734	954	(23)%	8,721	1,799	385%
Collaboration and license agreement revenues	$27,179	$21,505	26%	$56,738	$43,335	31%
N/A: No amount in comparable period or not a meaningful comparison.
Collaboration revenues from Takeda fluctuate based on changes in the recognized portion of reimbursement funding under the ADCETRIS collaboration, which are impacted by the activities each party is performing under the collaboration agreement at a given time. For example, when Takeda’s level of spending on clinical collaboration activities increases above our own, our earned portion of reimbursement funding generally decreases. Additionally, we receive reimbursement for the cost of drug product supplied to Takeda for its use, the timing of which fluctuates based on Takeda’s product supply needs. Collaboration revenues from Takeda decreased for the three and six months ended June 30, 2018 from the comparable periods in 2017, primarily driven by a decrease in drug product supply activities. As of June 30, 2018, we recorded $49.6 million of deferred revenue related to our collaboration with Takeda, which we will recognize over the remainder of the ten-year performance period ending November 2019.
Collaboration revenues from AbbVie, Genmab, and GSK increased for the three months ended June 30, 2018 from the comparable period in 2017, primarily due to the recognition of development milestones from our ADC collaborations with each respective collaborator. The development milestone from Genmab was related to a product candidate other than tisotumab vedotin. Collaboration revenues from AbbVie, Genmab, and GSK increased for the six months ended June 30, 2018 from the comparable period in 2017, due to the recognition of those development milestones in the second quarter of 2018. In addition, a development milestone from Abbvie was recognized in the first quarter of 2018.
Other collaboration revenues were comparable for the three months ended June 30, 2018 and 2017. Other collaboration revenues increased for the six months ended June 30, 2018 from the comparable period in 2017, primarily due to clinical manufacturing services performed for BMS under a transitional services agreement related to our acquisition of a manufacturing facility, or the North Creek manufacturing facility, in October 2017. These activities concluded as of March 31, 2018.
Our collaboration and license agreement revenues are impacted by the term and duration of those agreements and by progress-dependent milestones, annual maintenance fees, and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved and our ability to enter into potential additional collaboration and license agreements. We expect our collaboration and license agreement revenues in 2018 to be lower than 2017, driven by the lower expected volume of drug to be supplied to Takeda.
Collaboration agreements
Takeda
Our ADCETRIS collaboration with Takeda provides for the global co-development of ADCETRIS and the commercialization of ADCETRIS by Takeda in its territory. We received an upfront payment and have received and are entitled to receive progress- and sales-dependent milestone payments based on Takeda’s achievement of significant events under the collaboration, in addition to tiered royalties with percentages ranging from the mid-teens to the mid-twenties based on net sales of ADCETRIS within Takeda’s licensed territories. Additionally, we and Takeda equally co-fund the cost of selected development activities conducted under the collaboration. We recognize as collaboration revenue the upfront payment, progress-dependent development and regulatory milestone payments, and net development cost reimbursement payments from Takeda over the ten-year development period of the collaboration, which ends in 2019. When the performance of development activities under the collaboration results in us making a reimbursement payment to Takeda, the effect is to reduce the amount of collaboration revenue that we record. We also receive reimbursement for the cost of drug product supplied to Takeda for its use and, in some cases, pay Takeda for drug product they supply to us. The earned portion of net collaboration payments is reflected in collaboration and license agreement revenues.
As of June 30, 2018, total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $165.0 million. Of that amount, up to approximately $7.0 million relates to the achievement of development milestones, up to approximately $118.0 million relates to the achievement of regulatory milestones and up to approximately $40.0 million relates to the achievement of commercial milestones. As of June 30, 2018, $70.0 million in milestones had been achieved as a result of regulatory and commercial progress by Takeda.
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
Genmab
We have an agreement with Genmab to develop and commercialize ADCs for the treatment of several types of cancer, under which we previously exercised a co-development option for tisotumab vedotin. We and Genmab will share all future costs and profits for development and commercialization of tisotumab vedotin on an equal basis. Costs associated with co-development activities are included in research and development expense. We will be responsible for tisotumab vedotin commercialization activities in the U.S., Canada, and Mexico, while Genmab will be responsible for commercialization activities in all other territories. Each party has the option to co-promote up to a specified percentage of the sales effort in the other party’s territories.
Unum
We have an agreement with Unum to develop and commercialize novel ACTR therapies for cancer. We and Unum are developing two ACTR product candidates that combine Unum’s ACTR technology with our antibodies. Unum is conducting preclinical research and clinical development activities through phase 1 clinical trials, and we are providing funding for these activities. The agreement calls for us to work together to co-develop and jointly fund programs after phase 1 clinical trials unless either company opts out. Costs associated with co-development activities are included in research and development expense.
We and Unum would co-commercialize any successfully developed product candidates and share any profits equally on any co-developed programs in the U.S. We retain exclusive commercial rights outside of the U.S., paying Unum a royalty that is a high single digit to mid-teens percentage of ex-U.S. sales. The potential future licensing and progress-dependent milestone payments to Unum under the collaboration may total up to $400.0 million between the two ACTR programs, payment of which is triggered by the achievement of development, regulatory and commercial milestones.
ADC Collaboration Agreements
We have other active collaborations with a number of companies to allow them to use our proprietary ADC technology. Under these ADC collaborations, which we have entered into in the ordinary course of business, we typically receive or are entitled to receive upfront cash payments, progress- and sales-dependent milestones and royalties on net sales of products incorporating our ADC technology, as well as annual maintenance fees and support fees for research and development services and materials provided under the agreements. These amounts are recognized as revenue over the performance obligation period or, if there is no performance obligation, upon transfer of control of the goods or services to the customer. Our ADC collaborators are solely responsible for research, product development, manufacturing and commercialization of any product candidates under these collaborations, which includes achievement of the potential milestones.
As of June 30, 2018, our ADC collaborations had generated approximately $400.0 million, primarily in the form of upfront and milestone payments. Total milestone payments to us under our current ADC collaborations could total up to approximately $2.7 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.4 billion relates to the achievement of development milestones, approximately $1.1 billion relates to the achievement of regulatory milestones and approximately $1.2 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our collaborators. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result and have resulted in a collaborator abandoning or delaying development of its product candidates. As such, the milestone payments associated with our ADC collaboration agreements involve a substantial degree of risk and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above, and it is possible that we may never receive any significant milestone payments under these agreements in the future.
Royalty revenues and cost of royalty revenues
Royalty revenues primarily reflect royalties earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Cost of royalty revenues reflects amounts owed to our third-party licensors related to Takeda's sales of ADCETRIS.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Royalty revenues	$20,551	$12,375	66%	$36,225	$29,355	23%
Cost of royalty revenues	$6,148	$4,324	42%	$11,525	$8,704	32%
Royalty revenues increased for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily driven by higher net sales volume of ADCETRIS by Takeda in its territories and, to a lesser extent, the impact of the adoption of Topic 606. We expect that royalty revenues will increase in 2018 as compared to 2017, primarily due to anticipated increases in sales volume by Takeda.
Cost of royalty revenues fluctuates based on the amount of net sales of ADCETRIS by Takeda in its territories. We expect that cost of royalty revenues will increase in 2018 as compared to 2017, primarily due to anticipated increases in sales volumes in Takeda’s territory and, to a lesser extent, increases in the applicable royalty rate.
Cost of sales
ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs, and distribution and other costs.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Cost of sales	$13,157	$8,055	63%	$23,515	$15,536	51%
Cost of sales increased for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily due to increased sales volumes. We expect cost of sales to increase in 2018, primarily due to anticipated increases in sales volumes.
Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Research and clinical development	$83,202	$72,803	14%	$199,742	$145,124	38%
Process sciences and manufacturing	39,658	41,603	(5)%	75,620	87,466	(14)%
Total research and development	$122,860	$114,406	7%	$275,362	$232,590	18%
Certain prior year balances have been reclassified within research and development expenses to conform to current year presentation.
Research and clinical development expenses include, among other things, personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increases for the three and six months ended June 30, 2018 from the comparable periods in 2017 reflected increases in internal and co-development costs to support our late stage pipeline of product candidates, and, for the six months ended June 30, 2018, the increase also included $35.0 million of upfront in-licensing payments made during the first quarter of 2018.
Process sciences and manufacturing expenses include personnel and occupancy expenses, external contract manufacturing costs for the scale-up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The decreases for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily reflected decreased drug product supplied to Takeda, offset by increases in staffing and other costs to support our late stage pipeline of product candidates, including operating costs of the North Creek manufacturing facility.
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

	Three months ended June 30,		Six months ended June 30,		Five years ended
(in thousands)	2018	2017	2018	2017	June 30, 2018
ADCETRIS (brentuximab vedotin)	$10,462	$18,191	$17,993	$41,928	$315,638
Enfortumab vedotin	5,340	3,754	9,503	11,696	41,603
Tucatinib	9,864	—	12,738	—	12,738
Tisotumab vedotin	2,871	—	10,239	—	16,261
SGN-LIV1A (ladiratuzumab vedotin)	6,025	1,986	13,280	3,656	42,385
SGN-CD33A (vadastuximab talirine)	754	13,075	2,110	29,563	110,365
Other clinical stage programs	5,718	9,877	11,609	19,884	144,072
Total third-party costs for clinical stage programs	41,034	46,883	77,472	106,727	683,062
Other costs and overhead	81,826	67,523	197,890	125,863	1,072,199
Total research and development	$122,860	$114,406	$275,362	$232,590	$1,755,261
Third-party costs for ADCETRIS decreased for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily due to decreases in drug product supplied to Takeda, as well as decreases in related clinical trial activities. The cost of drug product supplied to Takeda is charged to research and development expense. We are reimbursed for the drug product, which is included in collaboration and license agreement revenues.
Third-party costs for enfortumab vedotin increased for the three months ended June 30, 2018 from the comparable period in 2017 due to increases in clinical trial costs related to progression of this later-stage program. Third-party costs for enfortumab vedotin decreased for the six months ended June 30, 2018 from the comparable period in 2017 primarily due to decreases in contract manufacturing activities, which can fluctuate based on the timing of clinical product needs, partially offset by increases in clinical trial costs.
Third-party costs for tucatinib increased for the three and six months ended June 30, 2018 from the comparable periods in 2017 due to the Cascadian Acquisition, under which we acquired global rights to tucatinib in March 2018. Tucatinib is currently being evaluated in a phase 2 pivotal trial called HER2CLIMB for patients with HER2 positive metastatic breast cancer who have been previously treated with HER2-targeted agents, including patients with or without brain metastases.
Third-party costs for tisotumab vedotin increased for the three and six months ended June 30, 2018 from the comparable periods in 2017 with the exercise of the co-development option in the third quarter of 2017.
Third-party costs for ladiratuzumab vedotin increased for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily due to increases in drug supply and clinical trial costs related to the progression of this program.
Third-party costs for SGN-CD33A decreased for the three and six months ended June 30, 2018 from the comparable periods in 2017 due to the discontinuation of our phase 3 CASCADE and other SGN-CD33A clinical trials in 2017. We subsequently discontinued our SGN-CD33A program.

Other costs and overhead include third-party costs of our preclinical programs and costs associated with personnel and facilities, which increased for the three and six months ended June 30, 2018. Additionally, other costs and overhead increased for the six months ended June 30, 2018 due to $35.0 million of upfront in-licensing payments in the first quarter of 2018.
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
The risks and uncertainties associated with our research and development projects are discussed more fully in “Part II. Item 1A—Risk Factors.” As a result of the uncertainties discussed above, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates, or when and to what extent we will receive cash inflows from the commercialization and sale of ADCETRIS in any additional approved indications or of any of our product candidates.
Selling, general and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Selling, general and administrative	$58,292	$40,712	43%	$124,474	$79,116	57%
Selling, general and administrative expenses increased for the three and six months ended June 30, 2018 from the comparable periods in 2017 primarily due to increases in staffing and investments to launch ADCETRIS in patients diagnosed with previously untreated Stage III or IV classical Hodgkin lymphoma, as well as higher infrastructure costs to support our continued growth. Additionally, selling, general and administrative expenses increased for the six months ended June 30, 2018 due to costs associated with the Cascadian Acquisition.
We anticipate that selling, general and administrative expenses will increase in 2018 compared to 2017 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations, which now includes Cascadian.
Investment and other income, net

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Investment and other income, net	$106,557	$2,914	N/A	$88,671	$2,242	N/A
N/A: Not a meaningful comparison.
Investment and other income, net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities (which include common stock holdings in Immunomedics and Unum), realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities. The increases in investment and other income, net for the three and six months ended June 30, 2018 from the comparable periods in 2017 was driven by $105.5 million and $86.6 million of net gains from the changes in the fair value of our equity securities, which included the impact of selling a portion of our Immunomedics common stock holdings. We adopted “ASU 2016-01, Financial Instruments: Overall” on January 1, 2018, which required that changes in the fair value of equity securities be recorded in income or loss rather than accumulated other comprehensive income or loss in stockholders' equity. Comparative information has not been adjusted and continues to be reported under previous accounting standards.
Liquidity and capital resources

(in thousands)	June 30, 2018	December 31, 2017
Cash, cash equivalents, and investments	$457,834	$413,171
Working capital	524,974	409,932
Stockholders’ equity	1,382,439	677,569

	Six months ended June 30,
(in thousands)	2018	2017
Cash provided (used) by:
Operating activities	$(168,135)	$(108,275)
Investing activities	(514,815)	181,323
Financing activities	681,292	15,383
The change in net cash from operating activities primarily was related to the change in our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable.
The change in net cash from investing activities reflected differences between the proceeds received from sale and maturity of our investments and amounts reinvested, as well as payments for business combinations. For the six months ended June 30, 2018, we paid $614.1 million (or $598.2 million net of the cash acquired) for the Cascadian Acquisition in March 2018 and received approximately $77.0 million from the sale of a portion of our Immunomedics common stock holdings.
The change in net cash from financing activities included proceeds from stock option exercises and our employee stock purchase plan for all periods presented. For the six months ended June 30, 2018, financing activities also included $658.2 million in net proceeds from the public offering of our common stock in February 2018.
We primarily have financed our operations through the issuance of our common stock, collections from commercial sales of ADCETRIS, amounts received pursuant to product collaborations and our ADC collaborations, and royalty revenues. To a lesser degree, we also have financed our operations through investment income. These financing and revenue sources have allowed us to maintain adequate levels of cash and investments.
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of June 30, 2018, we had $448.0 million held in cash, cash equivalents and investments scheduled to mature within the next twelve months.
At our currently planned spending rates, we believe that our existing financial resources, together with product and royalty revenues from sales of ADCETRIS and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months.
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our development, manufacturing and clinical trial activities for ADCETRIS and our other pipeline programs, and expand internationally, as well as commercialize ADCETRIS and position it for potential additional regulatory approvals. In addition, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses. Further, in the event of a termination of the ADCETRIS collaboration agreement with Takeda, we would not receive development cost sharing payments or milestone payments or royalties for the development or sale of ADCETRIS in Takeda’s territory, and we would be required to fund all ADCETRIS development and commercial activities. Any of these factors could lead to a need for us to raise additional capital. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We may seek additional capital through some or all of the following methods: corporate collaborations, licensing arrangements, and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional capital when we need it, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.
Commitments
Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our contractual commitments during the six months ended June 30, 2018.
Critical accounting policies
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the six months ended June 30, 2018 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, with the following updates:
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
Revenue recognition: We adopted Topic 606 on January 1, 2018, resulting in a change to our accounting policy for revenue recognition. This standard did not generally change the practice under which we recognize product revenue from sales of ADCETRIS. As it relates to product revenue, we applied and will continue to apply significant judgment to our estimates for gross-to-net deductions as we applied under the previous accounting standards.
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
Commercial sales-based milestones and sales royalties, which relate predominantly to the license of intellectual property, are recorded in the period of the related sale and based on estimates if actual information is not yet available. Royalty revenues primarily reflect amounts earned under the Takeda ADCETRIS collaboration based on a percentage of Takeda’s net sales of ADCETRIS. Since we do not take a substantive role or control the commercial sales of ADCETRIS by Takeda, estimating their net sales of ADCETRIS may require significant judgment to the extent actual information is not yet available.
Recent accounting pronouncements
Refer to “Part I. Item 1. Note 1–-Summary of significant accounting policies” for a discussion on recent accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
There have been no material changes to our interest rate risk during the six months ended June 30, 2018. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Foreign currency risk
There have been no material changes to our foreign currency risk during the six months ended June 30, 2018. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Equity price risk
There have been no material changes to our equity price risk during the six months ended June 30, 2018. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Following adoption of “ASU 2016-01, Financial Instruments: Overall” on January 1, 2018, we record changes in the fair value of equity securities in net income or loss. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly.
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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We acquired Cascadian on March 9, 2018. We are still assessing the internal controls of Cascadian but do not believe those controls have materially affected, or are likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to “Note 9. Legal matters” of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
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

•
we and/or Takeda Pharmaceutical Company Limited, or Takeda, our collaborator in the development and commercialization of ADCETRIS, may not be able to obtain and maintain regulatory approvals to market ADCETRIS in its currently approved indications or for any additional indications in our respective territories, including any indications for frontline peripheral T-cell lymphoma, or PTCL, or frontline Hodgkin lymphoma outside the U.S., which would limit sales of, and the commercial potential of, ADCETRIS;

•
we may not be able to establish or demonstrate in the medical community the safety, efficacy, or value of ADCETRIS and its potential advantages compared to existing and future therapeutics in the Stage III or IV Hodgkin lymphoma setting and other settings;

•
negative or inconclusive results in, or delays in, our ECHELON-2 trial, which would negatively impact, or preclude altogether, our and Takeda’s ability to obtain regulatory approvals and commercialize ADCETRIS in the frontline PTCL indication in our respective territories, which would also limit sales of, and the commercial potential of, ADCETRIS;

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
In 2009, we entered into an agreement with Takeda to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Takeda has commercial rights in the rest of the world. The success of this collaboration and the activities of Takeda will significantly impact the commercialization of ADCETRIS in countries other than the United States and in Canada. In October 2012, Takeda announced that it had received conditional marketing authorization for ADCETRIS from the European Commission for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL, and has since obtained marketing approvals for ADCETRIS in many other countries. Conditional marketing authorization by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. In July 2016, Takeda announced that it had received marketing authorization for ADCETRIS from the European Commission for the treatment of adult patients with CD30-positive Hodgkin lymphoma at increased risk of relapse or progression following autologous stem cell transplant, and in January 2018, Takeda announced that it had received marketing authorization for ADCETRIS from the European Commission for the treatment of adult patients with CD30-positive cutaneous T-cell lymphoma, or CTCL, after at least one prior systemic therapy. We cannot control the amount and timing of resources that Takeda dedicates to the commercialization of ADCETRIS, or to its marketing and distribution, and our ability to generate revenues from ADCETRIS product sales by Takeda depends on Takeda’s ability to achieve market acceptance of, and to otherwise effectively market, ADCETRIS for its approved indications in Takeda’s territory. Further, foreign sales of ADCETRIS, including by us in Canada and by Takeda in other foreign countries, could be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs, including any further retaliatory tariffs imposed by foreign countries in response to recent U.S. tariffs.
While ADCETRIS product sales have grown over time, and our future plans assume that sales of ADCETRIS will increase, we cannot assure you that, even with the recent expansions to the prescribing label for ADCETRIS in the United States, which now includes the treatment of adult patients with pcALCL and CD30-expressing MF who have received prior systemic therapy and newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin Lymphoma, ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. We also expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to establish or demonstrate in the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin lymphoma, and physician prescribing decisions with respect to ADCETRIS in this indication. Our ability to accelerate ADCETRIS sales growth also will be affected by our ability to continue to expand ADCETRIS’ utilization across all labeled indications of use, particularly in the frontline PTCL indication if ADCETRIS is approved for use in that indication. Negative or inconclusive results in our ECHELON-2 trial would negatively impact, or preclude altogether, our and Takeda’s ability to obtain regulatory approvals in the frontline PTCL indication in our respective territories, which would limit our sales of, and the commercial potential of, ADCETRIS. Moreover, the Special Protocol Assessment, or SPA, agreement for the ECHELON-2 trial requires that the trial continue until a specified number of progression-free survival, or PFS, events designated for the trial occurs. Based on reviews of pooled, blinded data, we have observed a lower rate of reported PFS events in the ECHELON-2 trial than anticipated. As a consequence, we have had interactions with the Food and Drug Administration, or FDA, and now anticipate reporting top-line data from the ECHELON-2 trial early in the fourth quarter of 2018. Unblinding the trial prior to achieving the target number of PFS events specified in the SPA agreement could negatively impact the likelihood of achieving positive results sufficient to support regulatory approval. Takeda may also be unable to obtain regulatory approvals of ADCETRIS in the ECHELON-1 treatment setting in its territories, which also would limit their sales of, and the commercial potential of, ADCETRIS.
We and Takeda have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. The FDA and similar regulatory authorities outside the United States regulate companion diagnostics. Companion diagnostics require separate or coordinated regulatory approval prior to commercialization of the related therapeutic product. In this regard, we expect that concurrent approval of a CD30 companion diagnostic will be required for any approval of ADCETRIS in the frontline PTCL indication. However, Ventana may not be able to successfully develop and obtain regulatory approval for a companion diagnostic to support regulatory approval of ADCETRIS in the frontline PTCL indication in a timely manner or at all. If Ventana is unable to successfully develop a companion diagnostic, or experiences delays in doing so, the development of ADCETRIS in the frontline PTCL indication may be adversely affected, we may fail to receive regulatory approval for ADCETRIS in the frontline PTCL indication and we may not realize the full commercial potential of ADCETRIS. Further, if a companion diagnostic requirement were included in the ADCETRIS label, such a requirement may limit our ability to commercialize ADCETRIS in the applicable setting due to potential label requirements, prescriber practices, constraints on availability of the diagnostic, or other factors.
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
Likewise, reports of adverse events or safety concerns involving ADCETRIS or our product candidates could interrupt, delay or halt clinical trials of such product candidates, or could result in our inability to obtain regulatory approvals for any of our product candidates. For example, in June 2017, we discontinued the phase 3 CASCADE clinical trial of SGN-CD33A based on unexpected adverse events following a higher rate of deaths in the SGN-CD33A containing arm versus the control arm of this trial, and the Investigational New Drug application, or IND, for SGN-CD33A was subsequently placed on hold by the FDA. We subsequently discontinued our SGN-CD33A program altogether and do not expect to receive any return on our investment in SGN-CD33A.
In addition, we are conducting pivotal trials for enfortumab vedotin, tucatinib and tisotumab vedotin based on only limited phase 1 clinical data. There may be important facts about the safety, efficacy, and risk versus benefit of these product candidates that are not known to us at this time which may negatively impact our ability to develop and commercialize these product candidates. In addition, in response to safety events observed in our ongoing clinical trials of enfortumab vedotin and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events could be observed in these pivotal or other later stage trials that could delay or prevent us from advancing the clinical development of enfortumab vedotin, tucatinib or tisotumab vedotin and may adversely affect our business, results of operations and prospects.
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
In addition, we are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product for which we have obtained regulatory approval, including ADCETRIS in each of its approved indications, such as continued adverse event reporting requirements and the requirement to have some of our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our and our collaborators' ability to commercialize ADCETRIS and any future-approved product. For example, we and Astellas are conducting a pivotal phase 2 trial of enfortumab vedotin, called the EV-201 trial, for patients with locally advanced or metastatic urothelial cancer who were previously treated with checkpoint inhibitor therapy. In July 2018, we completed enrollment in the first cohort of patients who previously received both platinum-based chemotherapy and checkpoint inhibitor therapy. We believe that positive data in this cohort could support potential registration under the FDA's accelerated approval pathway. As a condition of any approval under the FDA's accelerated approval pathway, the FDA may require that we and/or Astellas perform confirmatory post-marketing studies to verify and describe the clinical benefit of enfortumab vedotin. Moreover, in connection with any such accelerated approval, the labeling, packaging, adverse event reporting, storage, advertising and promotion of enfortumab vedotin would be subject to extensive regulatory requirements, all of which would entail significant expense and could negatively impact the potential future commercialization of enfortumab vedotin.
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
The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS in the treatment of PTCL and in other CD30-expressing lymphomas, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. Moreover, even though our ECHELON-2 trial is being conducted under a SPA agreement with the FDA, this is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that were or are being conducted under SPA agreements with the FDA will be sufficient to support FDA approval. Further, a SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols, including as a result of completing a clinical trial with fewer events than planned. In addition, a SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement and the data and results from the applicable clinical trial. Regulatory agencies also may approve a product candidate for fewer or narrower indications than requested, or with a label that includes only subtypes of a particular indication rather than a more general disease classification. For example, the label approved by the FDA based on our phase 3 ALCANZA trial covered only pcALCL and CD30-expressing MF, which are two subtypes of CTCL. Additionally, the FDA may grant approval subject to the performance of post-approval studies or REMS for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in additional indications.

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
Successful sales of ADCETRIS and any future products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require greater levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of this pricing scrutiny, we cannot be sure that we will achieve and continue to have coverage available for ADCETRIS and any other product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. If we are unable to obtain coverage and adequate levels of reimbursement for ADCETRIS and any other product candidates that we commercialize, their marketability will be negatively and materially impacted. For example, even though the FDA approved ADCETRIS in combination with chemotherapy for the treatment of newly diagnosed adult patients with previously untreated Stage III or IV classical Hodgkin lymphoma, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for ADCETRIS in that indication based on the relative price or perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales.
Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. In addition, obtaining and maintaining adequate coverage and reimbursement status is time-consuming and costly. Third-party payors may deny coverage and reimbursement status altogether of a given drug product, or cover the product but may also establish prices at levels that are too low to enable us to realize an appropriate return on our investment in product development. Further, in the United States, there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Because the rules and regulations regarding coverage and reimbursement change frequently, in some cases at short notice, even when there is favorable coverage and reimbursement, future changes may occur that adversely impact the favorable status.
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
Certain provisions of the PPACA have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, since January 20, 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provision of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, citing legal guidance from the U.S. Department of Justice, the U.S. Department of Health and Human Services, has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the PPACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. While Congress is considering legislation to appropriate funds for CSR payments, the future of that legislation is uncertain. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.
Further, on March 23, 2018, the Centers for Medicare & Medicaid Services, or CMS, finalized updates to the National Drug Rebate Agreement, or the Rebate Agreement, for the first time in 27 years, to incorporate legislative and regulatory changes that have occurred since the Rebate Agreement was first published. These updates align the Rebate Agreement with certain provisions of PPACA and contain additional changes incorporating CMS policies adopted over the years. Among other changes made in CMS’ updates, drug manufacturers with existing Rebate Agreements will have until October 1, 2018 to sign the revised Rebate Agreement, otherwise their existing Rebate Agreement will be terminated. In order to have ADCETRIS, or any future approved product, covered under Medicaid, and Medicare Part B, we are required to enter into the revised Rebate Agreement with CMS. If we fail to comply with the requirements to enter into the new Rebate Agreement, we will be unable to obtain, and maintain, Medicaid and Medicare Part B coverage and reimbursement, which could negatively affect our financial condition and results of operations.
We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for ADCETRIS or any future approved product, which may harm our business. For example, increased discounts and rebates may be mandated by governmental or private insurers or fee caps and pricing pressures could be enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our products, including ADCETRIS. In addition, drug-pricing by pharmaceutical companies has come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers, purchasers and government regulators of price increases and to provide an explanation as to the reasons for the increase, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Moreover, in May 2018, the Trump administration released its "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs," or the Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent. In addition, the Department of Health and Human Services, or HHS, released a Request for Information, or RFI, soliciting public input on ways to lower drug pricing. Together, the recommendations in the Blueprint and RFI, if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D, including the transition of certain drugs covered under Part B to Part D or the offering of alternative purchasing options under the Competitive Acquisition Program that currently applies to selected drugs and biologics covered under Part B. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing, cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect further federal and state legislation and healthcare reforms to continue to be proposed to control increasing healthcare costs and to control the rising cost of prescription drugs. These proposals, if implemented, could limit the price for ADCETRIS or any future approved products. Commercial opportunity could be negatively impacted by legislative action that controls pricing, mandates price negotiations, or increases government discounts and rebates.
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
We also expect to experience pricing pressures in connection with the sale of ADCETRIS due to certain managed healthcare initiatives. For example, the PPACA increased the mandated Medicaid rebate from 15.1% to 23.1%, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. On January 30, 2017, the White House Office of Management and Budget withdrew the draft August 2015 Omnibus Guidance document that was issued by the Department of Health and Human Services Health Resources and Services Administration, or HRSA, that addressed a broad range of topics including, among other items, the definition of a patient’s eligibility for 340B drug pricing. However, as concerns continue to grow over the need for tighter oversight, there remains the possibility that HRSA or other agency under the HHS will propose a similar regulation or that Congress will explore changes to the 340B program through legislation. For example, a bill was recently introduced that would require hospitals to report their low-income utilization of the program. Further, CMS has issued a final rule that would revise the Medicare hospital outpatient prospective payment system for calendar year 2018, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients. In addition, HHS has currently set July 1, 2019 for implementation of the final rule setting forth the calculation of the ceiling price and application of civil monetary penalties under the 340B program. A significant portion of ADCETRIS purchases are eligible for 340B drug pricing, and therefore an expansion of the 340B program or reduction in 340B pricing, whether in the form of the final rule or otherwise, would likely have a negative impact on our net sales of ADCETRIS.
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
To help patients afford our products, we have a patient assistance program and also occasionally make donations to independent charitable foundations that help financially needy patients. These types of programs designed to assist patients in affording pharmaceuticals have become the subject of scrutiny. In recent years, some pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their patient assistance programs and support of independent charitable patient support foundations under a variety of federal and state laws. Our patient assistance program and support of independent charitable foundations could become the target of similar litigation. At least one insurer also has directed its network pharmacies to no longer accept manufacturer co-payment coupons for certain specialty drugs the insurer identified. In addition, certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs. Some state legislatures have also been considering proposals that would restrict or ban co-pay coupons.
In addition, there has been regulatory review and enhanced government scrutiny of donations by pharmaceutical companies to patient assistance programs operated by charitable foundations. For example, the Office of Inspector General of the U.S. Department of Health & Human Services, or OIG, has established specific guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have received subpoenas from the U.S. Department of Justice, or DOJ, the OIG and other enforcement authorities seeking information related to their patient assistance programs and support, and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. In connection with these civil settlements, the U.S. government has and may in the future require the affected companies to enter into complex corporate integrity agreements that impose significant reporting and other requirements on those companies. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
Clinical trials are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain.
We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. In this regard, we and Astellas are conducting the EV-201 trial and a phase 3 clinical trial of enfortumab vedotin, called the EV-301 trial, in metastatic urothelial cancer patients who have previously been treated with checkpoint inhibitor therapy. Additionally, we are conducting a pivotal phase 2 trial of tucatinib for patients with HER2 positive, or HER2+, metastatic breast cancer who have been previously treated with HER2-targeted agents, including patients with or without brain metastases, which we refer to as the HER2CLIMB trial, and a pivotal phase 2 trial of tisotumab vedotin with Genmab in patients with recurrent and/or metastatic cervical cancer, which we refer to as the innovaTV 204 trial. Each of these trials was initiated based on only limited phase 1 clinical data. Enfortumab vedotin, tucatinib and tisotumab vedotin have not previously been evaluated in later stage clinical trials and we cannot be certain that the design of, or data collected from, these trials will be adequate to demonstrate the safety and efficacy of enfortumab vedotin, tucatinib or tisotumab vedotin, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. In addition, we do not have SPA agreements with the FDA for any of these trials.
Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. For example, the SPA agreement for the ECHELON-2 trial requires that the trial continue until a specified number of PFS events designated for the trial occurs. Based on reviews of pooled, blinded data, we have observed a lower rate of reported PFS events in the ECHELON-2 trial than anticipated. As a consequence, we have had interactions with the FDA and now anticipate reporting top-line data from the ECHELON-2 trial early in the fourth quarter of 2018. Unblinding the trial prior to achieving the target number of PFS events specified in the SPA agreement could negatively impact the likelihood of achieving positive results sufficient to support regulatory approval.
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

Negative or inconclusive clinical trial results could adversely affect our ability and the ability of our collaborators to obtain regulatory approvals of our product candidates or to market ADCETRIS and/or expand ADCETRIS into additional indications. In particular, negative or inconclusive results in our ECHELON-2 trial would negatively impact or preclude altogether, our and Takeda’s ability to obtain regulatory approvals in the frontline PTCL indication in our respective territories, which would limit our sales of, and the commercial potential of, ADCETRIS. Likewise, negative or inconclusive results in our HER2CLIMB trial would negatively impact or preclude altogether our ability to obtain any regulatory approvals of tucatinib, which could result in our failure to realize the anticipated benefits of our acquisition of Cascadian Therapeutics, Inc., or Cascadian, referred to as the Cascadian Acquisition. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, although we reported positive top line data in our ECHELON-1 trial, regulatory agencies outside of the U.S., or their advisors, may disagree with Takeda’s interpretations of data from the ECHELON-1 trial and may not approve the expansion of ADCETRIS’ labeled indications of use based on the results of the ECHELON-1 trial or any other of Takeda’s clinical trials. Adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, require us to cease development of a product candidate or the further development or commercialization of ADCETRIS, result in our failure to expand ADCETRIS into additional indications, adversely affect our ability to market ADCETRIS, and may result in other negative consequences to us, including the inclusion of unfavorable information in our product labeling. Further, some of our clinical trials are overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur.
Our current product candidates are in various stages of development, and it is possible that none of our product candidates will ever become commercial products.
Our late-stage product candidates are enfortumab vedotin, tucatinib, and tisotumab vedotin, which are in pivotal trials based on only limited phase 1 clinical data. Our earlier-stage clinical pipeline includes ladiratuzumab vedotin, which is in phase 2 clinical development, and SGN-CD48A, SEA-CD40 and SGN-2FF, which are in phase 1 clinical development. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. All of our product candidates will require significant further development, financial resources and personnel to obtain regulatory approval and develop into commercially viable products, if at all.
If a product candidate fails at any stage of development or we or our collaborators otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. In this regard, if we are unable to successfully complete the development of, obtain regulatory approvals for and commercialize tucatinib, we will not realize the anticipated benefits of the Cascadian Acquisition. Moreover, we still have only limited data from our early trials of our product candidates. Preclinical studies and any encouraging or positive preliminary and interim data from our clinical trials of our product candidates may not be predictive of the results of ongoing or later clinical trials. Even if we or our collaborators are able to complete our planned clinical trials of our product candidates according to our current development timeline, the encouraging or positive results from clinical trials of our product candidates in earlier stage trials may not be replicated in subsequent later-stage trials. In addition, we are developing product candidates in indications in which competition is intense, and it is possible that a clinical trial we run may meet its safety and efficacy endpoints but we may choose not to advance the development and commercialization of the product candidate due to changes in the competitive environment and the rapid evolution of the standard of care. As a result, we and our collaborators may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate or could cause us to discontinue the development of such product candidate. Also, later-stage clinical trials could differ in significant ways from earlier stage clinical trials, which could cause the outcome of the later-stage trials to differ from earlier stage clinical trials. For example, we are conducting the EV-201 and EV-301 trials of enfortumab vedotin with Astellas, the HER2CLIMB trial of tucatinib and the innovaTV 204 trial of tisotumab vedotin with Genmab in each case based on only limited phase 1 clinical data. Enfortumab vedotin, tucatinib and tisotumab vedotin have not previously been evaluated in later stage clinical trials and we cannot be certain that the design of, or data collected from, these trials will be adequate to demonstrate the safety and efficacy of any of these product candidates, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. Differences in earlier and later stage clinical trials may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing or planned clinical trials, including in the ongoing pivotal phase 2 trials for enfortumab vedotin, tucatinib and tisotumab vedotin. We have not yet completed any late-stage clinical trials for our current product candidates, and if we or our collaborators fail to produce positive results in our ongoing or planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.
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
We do not have sole control of the development and commercialization of enfortumab vedotin and tisotumab vedotin, and we have limited data on the safety and efficacy of these product candidates.
We and our collaborators, Astellas and Genmab respectively, have elected to pursue accelerated development and approval pathways for enfortumab vedotin and tisotumab vedotin. We have initiated pivotal clinical trials for these product candidates, in each case based on only limited phase 1 clinical data. There may be important facts about the safety, efficacy, and risk versus benefit of these product candidates that are not known to us at this time which may negatively impact our ability to develop and commercialize these product candidates. In response to safety events observed in our ongoing clinical trials of enfortumab vedotin and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. In addition, enfortumab vedotin and tisotumab vedotin may fail to demonstrate sufficient efficacy in our pivotal trials despite the results observed in previous trials. Additional and/or unexpected safety events or our failure to generate additional efficacy data in our clinical trials that support registration could significantly impact the value of enfortumab vedotin and tisotumab vedotin to our business. Moreover, because control of development and commercialization is shared with our collaborators, we do not have sole discretion and control over the development and commercialization of these product candidates.
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
With respect to enfortumab vedotin, treatment in second line metastatic urothelial cancer is limited to checkpoint inhibitor monotherapy or generic chemotherapy. There are other investigational agents that, if approved, could be competitive with enfortumab vedotin, including Immunomedics’ sacituzumab govitecan, Lilly’s ramucirumab, and Janssen’s erdafitinib. Treatment in front line metastatic urothelial cancer is evolving and includes two approved checkpoint inhibitor therapies with several trials of investigational agents in combination with chemotherapy potentially reporting data in 2019.
With respect to tucatinib, there are multiple marketed products which target HER2, including the antibodies trastuzumab (Herceptin) and pertuzumab (Perjeta) and the antibody drug conjugate ado-trastuzumab emtansine or T-DM1 (Kadcyla). In addition, lapatinib (Tykerb) is a dual EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer and neratinib (Nerlynx) is an EGFR/HER2/HER4 inhibitor indicated for extended adjuvant use that is also being studied for use in pre-treated HER2-positive metastatic breast cancer. In addition, Daiichi Sankyo and Synthon each have an antibody drug conjugate in a pivotal study in this patient population and MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, also in a pivotal study.
With respect to tisotumab vedotin, in June 2018, Merck’s pembrolizumab (Keytruda) was approved for the treatment of recurrent or metastatic cervical cancer with disease progression on or after chemotherapy in patients whose tumors express PD-L1. We are also aware of other companies that currently have products in development for the treatment of late-stage cervical cancer which could be competitive with tisotumab vedotin, including Agenus, BMS, Iovance Biotherapeutics, Merck, Regeneron Pharmaceuticals and Roche.
Many other pharmaceutical and biotechnology companies are developing and/or marketing therapies for the same types of cancer that our product candidates are designed and being developed to treat. For example, we believe that companies including AbbVie, ADC Therapeutics, Affimed, Agios, Amgen, Astellas, Bayer, Biogen, BMS, Celgene, Daiichi Sankyo, Eisai, Genentech, GSK, Gilead, ImmunoGen, Immunomedics, Infinity, Janssen, Karyopharm, MacroGenics, MedImmune, MEI Pharma, Merck, Novartis, Pfizer, Puma Biotech, Sanofi-Aventis, Spectrum Pharmaceuticals, Takeda, Teva, and Xencor are developing and/or marketing products or technologies that may compete with ours. In addition, our ADC collaborators may develop compounds utilizing our technology that may compete with product candidates that we are developing.
We are aware of other companies that have technologies that may be competitive with ours, including Abbvie, ADC Therapeutics, Astellas, AstraZeneca, BMS, Daiichi Sankyo, ImmunoGen, Immunomedics, MedImmune, Mersana, Pfizer, and Roche, all of which have ADC technology. ImmunoGen has several ADCs in development that may compete with our product candidates. ImmunoGen has also established partnerships with other pharmaceutical and biotechnology companies to allow those other companies to utilize ImmunoGen’s technology, including Sanofi-Aventis, Genentech, Novartis, Takeda and Lilly. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates.
In addition, in the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar” or “biosimilar” to or “interchangeable”

with an FDA-approved biological product. This pathway allows competitors to reference the FDA’s prior approvals regarding innovative biological products and data submitted with a Biologics License Application, or BLA, to obtain approval of a biosimilar application 12 years after the time of approval of the innovative biological product. The 12-year exclusivity period runs from the initial approval of the innovator product and not from approval of a new indication. In addition, the 12-year exclusivity period does not prevent another company from independently developing a product that is highly similar to the innovative product, generating all the data necessary for a full BLA and seeking approval. Exclusivity only assures that another company cannot rely on the FDA’s prior approvals in approving a BLA for an innovator’s biological product to support the biosimilar product’s approval. Further, under the FDA’s current interpretation, it is possible that a biosimilar applicant could obtain approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for other indications. In the European Union, the European Commission has granted marketing authorizations for biosimilars pursuant to a set of general and product class-specific guidelines. We are aware of many pharmaceutical and biotechnology and other companies that are actively engaged in research and development of biosimilars or interchangeable products.
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

•	changes in the prices of the Immunomedics, Inc., or Immunomedics, and Unum common stock that affect the valuation of the common stock of those companies that we hold; and

•	expenditures we will or may incur to develop and/or commercialize any additional products, product candidates, or technologies that we may develop, in-license, or acquire.
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
Further, changes in our operations, such as increased development, manufacturing and clinical trial expenses in connection with our expanding pipeline programs, or our undertaking of additional programs, business activities, and the integration and development activities related to Cascadian and tucatinib, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses may also cause significant fluctuations in our expenses. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, the magnitude of the expense that we must recognize may vary significantly. Additionally, we have implemented long-term incentive plans for our employees, and the incentives provided under these plans are contingent upon the achievement of certain regulatory milestones. Costs of performance-based compensation under our long-term incentive plans are not recorded as an expense until the achievement of the applicable milestones is deemed probable of being met, which may result in large fluctuations to the expense we must recognize in any particular period.
Additionally, as of June 30, 2018, we held 8.3 million shares of Immunomedics common stock and 0.8 million shares of Unum common stock. Beginning on January 1, 2018, we adopted ASU 2016-01 “Financial Instruments: Overall,” and as a result, we record changes in the fair value of our equity securities, including the Immunomedics and Unum common stock that we hold, in net income or loss, which is expected to increase the volatility of net income or loss to the extent that we continue to hold common stock or other equity securities.
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
We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting clinical trials of ADCETRIS as well as commercializing ADCETRIS for the treatment of patients in its five approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize enfortumab vedotin, tucatinib, tisotumab vedotin and our other product candidates. Likewise, in connection with the Cascadian Acquisition and the integration of Cascadian’s business, we have incurred and expect to incur substantial expenses, including to further develop and potentially commercialize tucatinib. Although we reported net income of $76.3 million during the quarter ended June 30, 2018, our operating loss was $30.3 million during the quarter ended June 30, 2018 and we otherwise expect to continue to incur net losses in future periods and may not achieve profitability in the future for some time, if at all. Although we recognize revenue from ADCETRIS product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our limited commercialization history makes our future operating results difficult to predict. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.
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
We own a biologics manufacturing facility located in Bothell, Washington, which we acquired in October 2017. We intend to use this facility to support our clinical supply needs. As an organization, we have no prior experience manufacturing for ourselves and operating this facility requires us to comply with complex regulations and to continue to hire and retain experienced scientific, quality control, quality assurance and manufacturing personnel. We could encounter challenges in operating the manufacturing facility in compliance with cGMP, regulatory or other applicable requirements, resulting in potential negative consequences, including regulatory actions, which could undermine our ability to utilize this facility for our own manufacturing needs. Any of these risks, if actualized, could materially and adversely affect our business and financial position. In addition, despite the acquisition of this facility, we nonetheless expect to continue to rely on corporate collaborators and contract manufacturing organizations to supply drug product and intermediates for commercial supply and our IND-enabling studies and clinical trials. Our continuing dependence on these manufacturers may impair the continued development and commercialization of ADCETRIS and our product candidates.
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
There are foreign and state law versions of these laws and regulations, such as anti-kickback, false claims, and data privacy and security laws, to which we are currently and/or may in the future, be subject. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, effective May 25, 2018, the collection and use of personal health data in the EU is governed by the provisions of the EU General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR has increased our responsibility and potential liability in relation to personal data that we process compared to prior EU law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. We may also be subject to state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or other reporting and registration requirements related to our business activities. Many of these state laws differ from each other in significant ways, thus complicating compliance efforts.
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
We are expanding our operations internationally, and we currently have subsidiaries in Australia, Canada, Ireland, Luxembourg, Switzerland and the United Kingdom. Though we are at an early stage with our international expansion, our business activities outside of the United States are subject to the FCPA, which is described above, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we currently and may in the future operate, including the U.K. Bribery Act. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with such company in order to obtain or retain business or a business advantage for such company. In the course of expanding our operations internationally, we will need to establish and expand business relationships with various third parties, such as independent contractors, distributors, vendors, advocacy groups and physicians, and we will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA, U.K. Bribery Act or similar laws of other countries that may govern our activities. Any interactions with any such parties or individuals where compensation is provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the United States are found to be in violation of the FCPA, U.K. Bribery Act or other similar laws, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, results of operations and growth prospects. We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Failure to comply with these laws could lead to government enforcement actions and significant penalties against us, which could have a material adverse effect on our business, results of operations and growth prospects. For example, the GDPR became effective in May 2018 and introduced new data protection requirements in the EU and authorized the imposition of substantial fines for breaches of the data protection rules. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business.
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
We have been and may in the future be subject to litigation, including securities-related litigation, litigation pertaining to the conduct of our business, and litigation in connection with the Cascadian Acquisition and potential future strategic transactions. Such litigation could result in substantial damages and may divert management’s time and attention from our business.
In January 2017, a purported securities class action lawsuit was commenced in the United States District Court for the Western District of Washington, or the Court, naming as defendants us and certain of our officers. While on May 24, 2018, the Court granted our motion to dismiss the class action lawsuit with prejudice and entered a final judgment and order dismissing all claims against all defendants, including us, a related stockholder derivative lawsuit, or the Stockholder Derivative Action, was filed in Washington Superior Court for the County of Snohomish, or the Snohomish County Superior Court, on March 29, 2017. On June 8, 2017, the Snohomish County Superior Court entered an order staying the Stockholder Derivative Action until resolution of the motion to dismiss the class action lawsuit. On July 23, 2018, following the dismissal of the class action lawsuit, the parties in the Stockholder Derivative Action filed a stipulation lifting the stay and providing the plaintiffs until August 30, 2018 to file an amended complaint. Accordingly, as a result of the Stockholder Derivative Action, we may incur litigation and indemnification expenses. In addition, we may be the target of securities-related litigation in the future, both related and unrelated to the Stockholder Derivative Action and the dismissed class action. In addition, between February 13, 2018 and February 16, 2018, four purported stockholders of Cascadian filed separate putative class action lawsuits and an individual complaint in the United States District Court for the District of Delaware and the United States District Court for the Western District of Washington against Cascadian and former members of its then-separate board of directors and us. While Cascadian settled all four cases, which have since been voluntarily dismissed with prejudice, three purported stockholders of Cascadian filed a complaint seeking to inspect books and records in order to determine whether wrongdoing or mismanagement has taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence and disinterestedness of the former Cascadian directors with respect to the Cascadian Acquisition. As a result of such complaint or otherwise, it is possible that additional lawsuits may be brought against us and/or Cascadian related to the Cascadian Acquisition.
In addition, from time to time in the ordinary course of business we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including but not limited to those pertaining to the defense and enforcement of our patent or other intellectual property rights.

These and potential future litigations are subject to inherent uncertainties, and the actual costs to be incurred relating to litigations may be impacted by unknown factors. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these and potential future litigations, and we may not prevail. Monitoring and defending against legal actions can be time-consuming for our management and detract from our ability to fully focus our internal resources on our business activities, which could result in delays of our clinical trials or our development and commercialization efforts. In addition, we may incur substantial legal fees and costs in connection with these and potential future litigations. Decisions adverse to our interests in these and potential future litigations could result in the payment of substantial damages, or possibly fines, or affect our intellectual property rights and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty associated with litigation could lead to increased volatility in our stock price.
We may need to raise significant amounts of additional capital that may not be available to us.
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our preclinical development, manufacturing and clinical trial activities for ADCETRIS and our other pipeline programs, and expand internationally, as well as commercialize ADCETRIS and prepare to potentially commercialize additional product candidates. In addition, we anticipate committing substantial capital resources to the integration and development activities related to Cascadian and tucatinib. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, the research, continued development and manufacturing of our product candidates and the anticipated expansion of our pipeline will likely require us to raise substantial amounts of additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for any additional acquisitions. For example, in connection with the Cascadian Acquisition, we sold 13,269,230 shares of our common stock in an underwritten public offering with a portion of the net proceeds used to fund the costs of the Cascadian Acquisition. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

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
In addition, changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses in connection with our expanding pipeline programs and the Cascadian Acquisition, or our undertaking of additional programs, business activities or entry into additional strategic transactions, including potential future acquisitions of products, technologies or businesses. Moreover, we may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.
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
We have experienced and expect to continue to experience significant growth in the number of our employees and in the scope of our operations, including in connection with the Cascadian Acquisition, our operation of a manufacturing facility and our overseas expansion. This growth places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and capital resources. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified management personnel, our business, financial condition, results of operations and prospects may be adversely affected.
Product liability and product recalls could harm our business, and we may not be able to obtain adequate insurance to protect us against product liability losses.
The current and future use of ADCETRIS by us and our corporate collaborators in clinical trials and the sale of ADCETRIS, expose us to product liability claims. These claims have and may in the future be made directly by patients or healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. Additionally, in connection with our acquisition of the manufacturing facility from BMS, we agreed to enter into certain transitional services agreements under which we manufactured certain clinical drug product components for BMS for a period of time. As a result, it is possible that we may be named as a defendant in product liability suits that may allege that drug products we manufacture for BMS have resulted in injury to patients. We may experience substantial financial losses in the future due to product liability claims. We have obtained product liability coverage, including coverage for human clinical trials and product sold commercially. However, such insurance is subject to coverage limits and exclusions, as well as significant deductibles. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured amounts, our assets may not be sufficient to cover such claims and our business operations could be impaired.
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
We are expanding our operations internationally, and we currently have subsidiaries in Australia, Canada, Ireland, Luxembourg, Switzerland and the United Kingdom. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	diverse regulatory, financial and legal requirements, and any future changes to such requirements, in one or more countries where we are located or do business;

•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

•	adverse tax consequences, including changes in applicable tax laws and regulations;

•	applicable trade laws, tariffs, export quotas, custom duties or other trade restrictions, and any changes to them;

•	economic weakness, including inflation, or political or economic instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•	liabilities for activities of, or related to, our international operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States; and

•	laws and regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.
For example, since a significant proportion of the regulatory framework in the U.K. is derived from European Union directives and regulations, Brexit could materially change the regulatory regime applicable to our operations and those of our collaborators, including with respect to marketing authorizations for ADCETRIS and our product candidates. We may also face new regulatory costs and challenges as result of Brexit that could have a material adverse effect on our operations. Depending on the terms of Brexit, the U.K. could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business in Europe more difficult. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our ability to conduct operations in Europe. In addition, the Trump administration has recently imposed tariffs on certain U.S. imports, and Canada, the European Union and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating trade tensions. However, such tariffs and other trade restrictions could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our financial results.
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
We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could delay or negatively impact the development and commercialization of ADCETRIS and our product candidates, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive or personal data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, patients in our clinical trials, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, a security breach or privacy violation that leads to destruction, loss, alteration, unauthorized use or access, disclosure or modification of, personally identifiable information or personal data, could harm our reputation, compel us to comply with federal, state and/or international breach notification laws, subject us to mandatory corrective or regulatory action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including the GDPR, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, a data security breach could result in loss of clinical trial data or damage to the integrity of that data. If we are unable to implement and maintain adequate organizational and technical measures to prevent such security breaches or privacy violations, or to respond adequately in the event of a breach, our operations could be disrupted, and we may suffer loss of reputation, problems with regulatory authorities, financial loss and other negative consequences. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
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
For example, in May 2014, the Financial Accounting Standards Board, or FASB, issued “ASU 2014-09, Revenue from Contracts with Customers” which replaced previous revenue recognition guidance under U.S. GAAP when it became effective for us on January 1, 2018. The new standard did not generally change the way in which we recognize product revenue from sales of ADCETRIS. However, sales-based royalties and commercial sales-based milestones are now recorded in the period of the related sale based on estimates, rather than recording them as reported by the customer. In addition, the achievement of development milestones under our collaborations will be recorded in the period their achievement becomes probable, which may result in their recognition earlier than under prior accounting principles. Additionally, on January 1, 2018, we adopted ASU 2016-01 “Financial Instruments: Overall,” and as a result, we now record changes in the fair value of equity securities in net income or loss, which is expected to increase the volatility of net income or loss to the extent that we continue to hold common stock or other equity securities. In any event, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and costs, could have a significant impact on our reported results. In addition, compliance with new regulations regarding corporate governance and public disclosure may result in additional expenses. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from science and business activities to compliance activities.
The potential future impairment of in-process research and development and goodwill related to the Cascadian Acquisition may negatively affect our results of operations and financial position.
As of June 30, 2018, we had recorded $551.0 million of in-process research and development and goodwill related to the Cascadian Acquisition. In-process research and development and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of in-process research and development or goodwill occur.
Risks Related to Our Common Stock
Our stock price is volatile and our shares may suffer a decline in value.
The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the second quarter of 2018, our closing stock price fluctuated between $48.13 and $69.21 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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
The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of Brexit and/or significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and health care spending and delivery, including the possible repeal and/or replacement of all or portions of PPACA or changes in tariffs and other trade restrictions stemming from Trump administration and foreign government policies, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the trading price of our common stock.
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
Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2018, we had 158,645,794 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.
Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us as of June 30, 2018, collectively beneficially owned approximately 32% of our common stock. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended, or the Securities Act, we would be obligated to effect such registration. On October 12, 2016, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 44,059,594 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. Accordingly, we expect to register additional shares held by the Baker Entities for resale from time to time, including in certain cases, shares that we have previously registered for resale by the Baker Entities, whether in connection with the expiration of registration statements that we previously filed with the SEC or otherwise. If the Baker Entities, by exercise of these registration and/or underwriting rights and our registration of shares held by the Baker Entities for resale from time to time, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our registrations of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Our existing stockholders have significant control of our management and affairs.
Based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Exchange Act, and our outstanding shares of common stock as of June 30, 2018, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 51% of our voting power as of June 30, 2018. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
The U.S. comprehensive tax reform bill passed in 2017 could adversely affect our business and financial condition.
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

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1**	Agreement and Plan of Merger, dated as of January 30, 2018, by and among Seattle Genetics, Inc., Valley Acquisition Sub, Inc. and Cascadian Therapeutics, Inc.	8-K	000-32405	2.1	1/31/2018
3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	5/26/2011
3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015
4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	2/8/2001
4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+*	Employment Agreement, dated May 31, 2018, between Seattle Genetics, Inc. and Roger Dansey.	—	—	—	—
10.2+*	Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan, effective as of May 18, 2018.	—	—	—	—
10.3+*	Form of Notice of Stock Option Grant and Stock Option Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan.	—	—	—	—
10.4+*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan.	—	—	—	—
10.5+*	Form of Stock Option Agreement for Non-US Participants under the Amended and Restated 2007 Equity Incentive Plan.	—	—	—	—
10.6+*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-US participants under the Amended and Restated 2007 Equity Incentive Plan.	—	—	—	—
10.7+*	Form of Performance-Based Stock Option Agreement for employees under Seattle Genetics, Inc. 2007 Equity Incentive Plan.	—	—	—	—
10.8+*	Form of Time-Based Stock Option Agreement for employees under Seattle Genetics, Inc. 2007 Equity Incentive Plan.	—	—	—	—
10.9+*	Form of Performance-Based Stock Unit Grant Notice and Stock Unit Agreement for employees under Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan.	—	—	—	—
10.10+*	Form of Time-Based Stock Unit Grant Notice and Stock Unit Agreement for employees under Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan.	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101.INS+	XBRL Instance Document.	—	—	—	—
101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.
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

SEATTLE GENETICS, INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	July 26, 2018