Form 10-Q
period 2018-09-30
SEATTLE GENETICS INC /WA
filed 2018-10-26
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2018, there were 160,145,888 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
Seattle Genetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$115,457	$160,945
Short-term investments	347,619	252,226
Accounts receivable, net	152,520	84,774
Inventories	75,172	59,978
Prepaid expenses and other current assets	26,180	19,138
Total current assets	716,948	577,061
Property and equipment, net	100,966	103,756
Long-term investments	22,635	—
In-process research and development	300,000	—
Goodwill	251,017	—
Other non-current assets	176,279	197,132
Total assets	$1,567,845	$877,949
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$157,157	$132,672
Current portion of deferred revenue	36,495	34,457
Total current liabilities	193,652	167,129
Long-term liabilities:
Deferred revenue, less current portion	6,004	30,618
Other long-term liabilities	3,668	2,633
Total long-term liabilities	9,672	33,251
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 160,053 shares issued and outstanding at September 30, 2018 and 144,395 shares issued and outstanding at December 31, 2017	160	144
Additional paid-in capital	2,569,449	1,806,159
Accumulated other comprehensive income (loss)	(305)	63,836
Accumulated deficit	(1,204,783)	(1,192,570)
Total stockholders’ equity	1,364,521	677,569
Total liabilities and stockholders’ equity	$1,567,845	$877,949
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net product sales	$126,976	$79,177	$344,776	$223,841
Collaboration and license agreement revenues	19,786	39,444	76,524	82,779
Royalty revenues	22,662	16,670	58,887	46,025
Total revenues	169,424	135,291	480,187	352,645
Costs and expenses:
Cost of sales	12,348	9,019	35,863	24,555
Cost of royalty revenues	5,320	5,196	16,845	13,900
Research and development	140,175	113,606	415,537	346,196
Selling, general and administrative	57,155	39,667	181,629	118,783
Total costs and expenses	214,998	167,488	649,874	503,434
Loss from operations	(45,574)	(32,197)	(169,687)	(150,789)
Investment and other income (loss), net	(21,872)	82,218	66,799	84,460
Net income (loss)	$(67,446)	$50,021	$(102,888)	$(66,329)
Net income (loss) per share - basic	$(0.42)	$0.35	$(0.66)	$(0.46)
Net income (loss) per share - diluted	$(0.42)	$0.34	$(0.66)	$(0.46)
Shares used in computation of per share amounts - basic	159,304	143,357	156,799	142,876
Shares used in computation of per share amounts - diluted	159,304	148,068	156,799	142,876

Comprehensive income (loss):
Net income (loss)	$(67,446)	$50,021	$(102,888)	$(66,329)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax of $0, $5,915, $0, and $11,087, respectively	(144)	9,627	(12)	18,044
Foreign currency translation gain (loss)	13	14	(10)	16
Total other comprehensive income (loss)	(131)	9,641	(22)	18,060
Comprehensive income (loss)	$(67,577)	$59,662	$(102,910)	$(48,269)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(102,888)	$(66,329)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	53,168	47,899
Depreciation and amortization	19,045	16,393
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	(1,384)	653
Gains on equity securities	(62,882)	—
Gain on Immunomedics warrant derivative	—	(76,699)
Income tax benefit on unrealized loss on available-for-sale securities	—	(5,415)
Deferred income taxes	—	(5,672)
Other long-term liabilities	1,035	(102)
Changes in operating assets and liabilities
Accounts receivable, net	(51,472)	(28,504)
Inventories	(15,194)	7,287
Prepaid expenses and other assets	4,183	(2,084)
Accounts payable and accrued liabilities	2,152	6,208
Deferred revenue	(25,014)	(10,141)
Net cash used by operating activities	(179,251)	(116,506)
Investing activities:
Purchases of securities	(374,356)	(445,659)
Proceeds from maturities of securities	270,721	538,200
Proceeds from sales of securities	140,352	60,056
Purchases of property and equipment	(14,941)	(42,615)
Acquisition of Cascadian Therapeutics, Inc., net of cash acquired	(598,151)	—
Net cash provided (used) by investing activities	(576,375)	109,982
Financing activities:
Net proceeds from issuance of common stock	658,242	—
Proceeds from exercise of stock options and employee stock purchase plan	51,896	25,991
Net cash provided by financing activities	710,138	25,991
Net increase (decrease) in cash and cash equivalents	(45,488)	19,467
Cash and cash equivalents at beginning of period	160,945	108,673
Cash and cash equivalents at end of period	$115,457	$128,140
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
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Non-cash investing activities
We had $1.2 million and $1.0 million of accrued capital expenditures as of September 30, 2018 and December 31, 2017, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have not been included in the statement of cash flows until such amounts have been paid in cash.
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
We invest primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income and loss in stockholders’ equity. Realized gains, realized losses and declines in the value of investments judged to be other-than-temporary are included in investment and other income (loss), net. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income (loss), net. Interest and dividends earned on all securities are included in investment and other income (loss), net. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments. We also hold certain equity securities, which are reported at estimated fair value.
If the estimated fair value of a debt security is below its carrying value, we evaluate whether it is more likely than not that we will sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. We also evaluate whether or not we intend to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, we consider whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are included in investment and other income (loss), net.
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
During the first quarter of 2018, an LTIP milestone was achieved related to the U.S. Food and Drug Administration, or FDA, approval of a label expansion in the U.S. for ADCETRIS, based on clinical trial data from the ECHELON-1 study. As of September 30, 2018, the estimated unrecognized compensation expense related to all LTIPs was $35.4 million. The total estimate of unrecognized compensation expense could change in the future for several reasons, including the addition or termination of employees or the addition, termination, or modification of an LTIP.
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
Recent accounting pronouncements not yet adopted
In February 2016, the Financial Accounting Standards Board, or FASB, issued “ASU 2016-02, Leases.” The standard requires entities to recognize in the consolidated balance sheet a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. We will adopt the standard on January 1, 2019 using the modified retrospective method of adoption. We expect that the adoption of the standard will result in the recognition of additional assets and liabilities related to our existing operating leases in the consolidated balance sheets. We are continuing to evaluate the impact of this standard on our existing leases.
In June 2016, FASB issued “ASU 2016-13, Financial Instruments: Credit Losses.” The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The standard will become effective for us beginning on January 1, 2020, with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows, and financial statement disclosures.
In August 2018, FASB issued “ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The objective of the standard is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard will become effective for us beginning on January 1, 2020, with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows, and financial statement disclosures.

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

Collaboration and license agreement revenues	$10,281
Royalty revenues	22,230
Cost of royalty revenues	(5,955)
Accumulated deficit – (debit) credit	$26,556
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
The Takeda ADCETRIS collaboration is the only ongoing collaboration that was significantly impacted by the adoption of Topic 606. The Takeda ADCETRIS collaboration provides for the global co-development of ADCETRIS and the commercialization of ADCETRIS by Takeda in its territory. Under this collaboration, we have retained commercial rights for ADCETRIS in the U.S. and its territories and in Canada, and Takeda has commercial rights in the rest of the world and pays us a royalty. Our performance obligations under the collaboration include providing intellectual property licenses, performing technology transfer, providing research and development services for co-funded activities, allowing access to data, submitting regulatory filings and other information for co-funded activities, and providing manufacturing support including supply of ADCETRIS drug components, finished ADCETRIS product, and know-how. We determined that our performance obligations under the collaboration as evaluated at contract inception were not distinct and represented a single performance obligation, and that the obligations for goods and services provided would be completed over the performance period of the agreement. Any payments received by us from Takeda, including the upfront payment, progress-dependent development and regulatory milestone payments, reimbursement for drug product supplied, and net development cost reimbursement payments, are recognized as revenue upon transfer of control of the goods or services over the ten-year development period (December 2009 through November 2019) of the collaboration, within collaboration and license agreement revenues. Updates to the Takeda ADCETRIS collaboration transaction price for variable consideration, such as approval of the co-development annual budget and binding production forecast, are considered at each reporting period as to whether they are not subject to significant future reversal. Shipments of drug supply that occurred after the expiration of the drug supply agreement in September 2018 were recorded as a separate performance obligation.
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
Disaggregation of total revenues
We have one marketed product, ADCETRIS. Substantially all of our product revenues are recorded in the U.S. Substantially all of our royalty revenues are from our collaboration with Takeda. Collaboration and license agreement revenues by collaborator are summarized as follows (in thousands):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Takeda	$18,805	$41,122
AbbVie	300	13,000
Genmab	—	7,000
GSK	—	6,000
Other	681	9,402
Collaboration and license agreement revenues	$19,786	$76,524

Contract balances and performance obligations
Contract assets consist of unbilled receivables related to the Takeda ADCETRIS collaboration and were $12.7 million and $1.0 million as of January 1, 2018 and September 30, 2018, respectively. These were recorded in prepaid expenses and other current assets on the consolidated balance sheet. The decrease from January 1, 2018 to September 30, 2018 was primarily due to reimbursement for drug product supplied against the 2018 production forecast during the nine months ended September 30, 2018.
Contract liabilities consist of deferred revenue primarily related to our remaining performance obligations under the Takeda ADCETRIS collaboration and are presented as line items on the consolidated balance sheet. Deferred revenue will be recognized as the remaining performance obligations are satisfied through November 2019.
We recognized collaboration and license agreement revenues of $26.0 million during the nine months ended September 30, 2018 that were included in the deferred revenue balance as of January 1, 2018. For the three and nine months ended September 30, 2018, collaboration and license agreement revenues from Takeda also included substantially all of a $10.0 million regulatory milestone.
Impacts to September 30, 2018 condensed consolidated financial statements (in thousands)

	As reported	Adjustments	Balances without the adoption of Topic 606
Condensed Consolidated Balance Sheet data:
Accounts receivable, net	$152,520	$(16,730)	$135,790
Prepaid expenses and other current assets	26,180	(990)	25,190
Current portion of deferred revenue	36,495	(99)	36,396
Deferred revenue, less current portion	6,004	(16)	5,988
Accumulated deficit	(1,204,783)	(17,605)	(1,222,388)
Condensed Consolidated Statements of Comprehensive Loss data:
Three months ended September 30, 2018
Collaboration and license agreement revenues	$19,786	$7,448	$27,234
Royalty revenues	22,662	(1,747)	20,915
Total revenues	169,424	5,701	175,125
Cost of royalty revenues	5,320	826	6,146
Net loss	(67,446)	4,875	(62,571)
Nine months ended September 30, 2018
Collaboration and license agreement revenues	$76,524	$9,407	$85,931
Royalty revenues	58,887	179	59,066
Total revenues	480,187	9,586	489,773
Cost of royalty revenues	16,845	634	17,479
Net loss	(102,888)	8,952	(93,936)
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
The acquisition of Cascadian was accounted for as a business combination. During the nine months ended September 30, 2018, we incurred $8.5 million in acquisition-related costs, which were recorded in selling, general and administrative expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$169,424	$135,291	$480,187	$352,645
Net income (loss)	(67,446)	35,960	(131,822)	(136,401)
Net income (loss) per share - basic	(0.42)	0.23	(0.83)	(0.88)
Net income (loss) per share - diluted	(0.42)	0.22	(0.83)	(0.88)
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
For the three months ended September 30, 2018 and the nine months ended September 30, 2018 and 2017, we excluded all restricted stock units and stock options from the per share calculations as such securities were anti-dilutive. For the three months ended September 30, 2017, we excluded stock options with an exercise price greater than the average price from the per share calculations. The weighted average number of restricted stock units and stock options that were excluded totaled approximately 13,258,000 and 3,460,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately 13,338,000 and 13,367,000 for the nine months ended September 30, 2018 and 2017, respectively.

The following table presents the computations of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(67,446)	$50,021	$(102,888)	$(66,329)

Weighted average common shares outstanding - basic	159,304	143,357	156,799	142,876
Dilutive potential common shares	—	4,711	—	—
Weighted average common shares outstanding - diluted	159,304	148,068	156,799	142,876

Net income (loss) per share - basic	$(0.42)	$0.35	$(0.66)	$(0.46)
Net income (loss) per share - diluted	$(0.42)	$0.34	$(0.66)	$(0.46)
5. Common stock
In February 2018, we completed an underwritten public offering of 13,269,230 shares of our common stock at a public offering price of $52.00 per share. The offering resulted in net proceeds to us of $658.2 million, after deducting underwriting discounts, commissions, and other offering expenses. The primary use of the net proceeds was to fund the acquisition of Cascadian.
6. Investments
As of September 30, 2018 and December 31, 2017, we held common stock of Immunomedics, Inc., or Immunomedics, and Unum Therapeutics, Inc., or Unum, each holding purchased in connection with strategic collaborations with the respective company. The collaboration agreement with Immunomedics was terminated in 2017. As of September 30, 2018 and December 31, 2017, the fair values of these equity securities were $169.4 million and $188.4 million, respectively.
Investment and other income (loss), net includes the realized and unrealized holding gains and losses on these equity securities. During the three and nine months ended September 30, 2018, we recognized a net loss of $23.8 million and a net gain of $62.9 million, respectively, from changes in the fair values of these equity securities. This included the impact of selling a portion of our Immunomedics common stock holdings for $91.9 million during the nine months ended September 30, 2018. Net unrealized gains recognized during the nine months ended September 30, 2018 on equity securities still held at that date were $34.6 million.
In 2017, investment and other income (loss), net also included activity related to an Immunomedics warrant derivative prior to the warrant's exercise by us in December 2017. During the three and nine months ended September 30, 2017, we recognized net gains from changes in the fair value of the warrant derivative of $78.7 million and $76.7 million, respectively, and related income tax benefits of $2.7 million and $5.4 million, respectively.
We also held debt securities, which consisted of the following (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2018
U.S. Treasury securities	$370,551	$—	$(297)	$370,254
Contractual maturities (at date of purchase)
Due in one year or less	$284,377			$284,230
Due in one to two years	86,174			86,024
Total	$370,551			$370,254
December 31, 2017
U.S. Treasury securities	$252,511	$—	$(285)	$252,226
Contractual maturities (at date of purchase)
Due in one year or less	$151,903			$151,842
Due in one to two years	100,608			100,384
Total	$252,511			$252,226

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
The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows (in thousands):

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
September 30, 2018
Short-term investments—U.S. Treasury securities	$347,619	$—	$—	$347,619
Long-term investments—U.S. Treasury securities	22,635	—	—	22,635
Other non-current assets—equity securities	169,358	—	—	169,358
Total	$539,612	$—	$—	$539,612
December 31, 2017
Short-term investments—U.S. Treasury securities	$252,226	$—	$—	$252,226
Other non-current assets—equity securities	188,358	—	—	188,358
Total	$440,584	$—	$—	$440,584
8. Inventories
The following table presents our inventories of ADCETRIS (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$60,819	$52,398
Finished goods	14,353	7,580
Total	$75,172	$59,978
We capitalize ADCETRIS inventory costs. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales. We do not capitalize manufacturing costs for any of our product candidates.
9. Legal matters
On March 29, 2017, a stockholder derivative lawsuit, or the Stockholder Derivative Action, was filed in Washington Superior Court for the County of Snohomish, or the Snohomish County Superior Court. The complaint names as defendants certain of our current and former executives and members of our board of directors. We are named as a nominal defendant. The Stockholder Derivative Action was largely based on a January 2017 securities class action suit, or the CD33A Class Action, that was filed in the United States District Court for the Western District of Washington and which alleged material misrepresentations and omissions in public statements regarding our business, operational and compliance policies, as well as violations of Sections 10(b) and 20(b) of the Securities Exchange Act. Following the dismissal with prejudice of the CD33A Class Action, on August 30, 2018, the plaintiffs in the Stockholder Derivative Action filed an amended complaint. This complaint alleges that the defendants breached their fiduciary duties by making or failing to correct certain allegedly improper public statements regarding our former SGN-CD33A program and by wasting our assets by allowing certain SGN-CD33A trials to continue. The complaint seeks unspecified damages, disgorgement of compensation, corporate governance changes, and attorneys’ fees and costs. Because the complaint is derivative in nature, it does not seek monetary damages from us. On October 4, 2018, we filed a motion to dismiss the amended complaint for failure to plead demand futility. The plaintiffs' opposition brief is due on November 9, 2018. A hearing on our motion to dismiss is scheduled for December 14, 2018. As a result of this lawsuit, we may incur litigation and indemnification expenses.
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
10. Subsequent event
In October 2018, we established an additional LTIP to provide eligible employees with the opportunity to receive performance-based incentive compensation, which is comprised of restricted stock units. The grant and/or vesting of restricted stock units is contingent upon the achievement of pre-determined regulatory milestones. The estimated value under this LTIP at its inception was approximately $33.4 million. We will record compensation expense related to this LTIP as described in Note 1 under “Long-term incentive plans.”

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
ADCETRIS® (brentuximab vedotin)
Our marketed product ADCETRIS® is commercially available in 71 countries, including in the U.S., Canada, members of the European Union, and Japan. We are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Seattle Genetics has retained commercial rights for ADCETRIS in the U.S. and its territories and in Canada, and Takeda has commercial rights in the rest of the world and pays us a royalty. ADCETRIS is approved by the U.S. Food and Drug Administration, or FDA, for five indications, including several settings for the treatment of Hodgkin lymphoma, for relapsed systemic anaplastic large cell lymphoma, or sALCL, and for certain types of cutaneous T-cell lymphoma, or CTCL. In March 2018, the FDA approved ADCETRIS in combination with chemotherapy for the treatment of newly diagnosed adult patients with previously untreated Stage III or IV classical Hodgkin lymphoma. The approval was based on the successful outcome of the phase 3 ECHELON-1 clinical trial that compared ADCETRIS plus AVD (adriamycin, vinblastine and dacarbazine) to ABVD (adriamycin, bleomycin, vinblastine and dacarbazine). In September 2018, the Japanese Ministry of Health, Labour and Welfare approved ADCETRIS in combination with AVD as a frontline treatment option for CD30-positive Hodgkin lymphoma patients in Japan based on the ECHELON-1 trial results. In addition, Takeda has submitted applications for approval of ADCETRIS in combination with AVD in previously untreated Hodgkin lymphoma to several other regulatory authorities, including the European Medicines Agency. ADCETRIS is approved by the European Commission for four indications, encompassing several settings for the treatment of relapsed Hodgkin lymphoma, relapsed sALCL, and certain types of CTCL.
Beyond our current labeled indications, we are evaluating ADCETRIS in two ongoing phase 3 trials:

•
In collaboration with Takeda, we are conducting the phase 3 ECHELON-2 trial in mature T-cell lymphoma, or MTCL, also known as peripheral T-cell lymphoma, or PTCL, including sALCL. ECHELON-2 is evaluating ADCETRIS in combination with CHP versus CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) for the treatment of newly-diagnosed MTCL patients. In October 2018, we and Takeda announced top-line results from the trial. The trial met its primary endpoint, demonstrating a statistically significant improvement in progression-free survival, or PFS, of ADCETRIS in combination with CHP versus the control arm, CHOP (hazard ratio=0.71, p-value=0.0110). The ADCETRIS plus CHP arm also demonstrated superior overall survival, or OS, a key secondary endpoint, compared to CHOP (hazard ratio=0.66; p-value=0.0244). All other key secondary endpoints, including PFS in patients with sALCL, complete remission rate, and objective response rate, were statistically significant in favor of the ADCETRIS plus CHP arm. The safety profile of ADCETRIS plus CHP in the ECHELON-2 trial was comparable to CHOP and consistent with the established safety profile of ADCETRIS in combination with chemotherapy. Based upon the positive outcome of the ECHELON-2 trial, we plan to submit a Supplemental Biologics License Application, or sBLA, to the FDA in November 2018 to seek approval of

ADCETRIS as part of a frontline combination chemotherapy regimen in patients with previously untreated CD30-expressing PTCL.

•
In collaboration with Bristol-Myers Squibb Company, or BMS, we are conducting another phase 3 trial of ADCETRIS, the CHECKMATE 812 trial, that is evaluating the combination of BMS’s immunotherapy nivolumab (Opdivo) with ADCETRIS for the treatment of relapsed or refractory, or transplant-ineligible, classical Hodgkin lymphoma.

Late-stage clinical product candidates
Enfortumab vedotin: In collaboration with Astellas Pharma, Inc., or Astellas, we are developing enfortumab vedotin, which is an ADC targeting Nectin-4. We and Astellas are conducting a pivotal phase 2 trial, called the EV-201 trial, for patients with locally advanced or metastatic urothelial cancer who were previously treated with checkpoint inhibitor therapy. In July 2018, we completed enrollment in the first cohort of patients who previously received both platinum chemotherapy and a checkpoint inhibitor (PD-L1 or PD-1). We expect to report top-line data from this cohort in the first quarter of 2019. We believe that positive data in this cohort could support potential registration under the FDA's accelerated approval pathway. In addition, we are continuing enrollment in a second cohort of patients who previously received checkpoint inhibitor therapy but who were not candidates for treatment with a platinum agent, which we believe could serve as the basis for a second labeled indication. In July 2018, we and Astellas initiated a phase 3 trial called EV-301 for patients with metastatic urothelial cancer who previously received both platinum chemotherapy and a checkpoint inhibitor (PD-L1 or PD-1). EV-301 is intended to support global regulatory submissions for approval and serve as a confirmatory trial in the U.S. The FDA granted Breakthrough Therapy Designation, or BTD, in March 2018 to enfortumab vedotin for patients with locally advanced or metastatic urothelial cancer who were previously treated with a checkpoint inhibitor. We and Astellas are also conducting a phase 1b trial of enfortumab vedotin in combination with either pembrolizumab or other cancer agents for patients with first- or second-line locally advanced or metastatic urothelial cancer.
Tucatinib: Tucatinib is an investigational oral tyrosine kinase inhibitor, or TKI, targeting HER2. Tucatinib is currently being evaluated in a randomized global pivotal phase 2 trial called HER2CLIMB for patients with HER2 positive metastatic breast cancer who have been previously treated with HER2-targeted agents, including patients with or without brain metastases. We expect to achieve enrollment of 480 patients in the HER2CLIMB trial in early 2019 to support analysis of the primary endpoint of PFS. In addition, based on interactions with the FDA, we intend to continue enrollment up to 600 patients to strengthen the analyses of key secondary endpoints, including PFS in patients with brain metastases and overall survival. We anticipate completing enrollment of the additional patients in mid-2019.
Tisotumab vedotin: In collaboration with Genmab A/S, or Genmab, we are developing tisotumab vedotin, which is an ADC targeting tissue factor. In June 2018, we initiated a potentially pivotal phase 2 trial, called the innovaTV 204 trial, for patients with recurrent and/or metastatic cervical cancer who have relapsed or progressed after standard of care treatment. The trial is intended to support potential registration under the FDA's accelerated approval pathway. In July 2018, we initiated a phase 2 clinical trial, called innovaTV 207, for patients with colorectal, non-small cell lung, pancreatic or head and neck cancers. The trial is intended to inform a potential broad development program.
Early-stage clinical product candidates and other collaborations
We are developing ladiratuzumab vedotin, an ADC targeting LIV-1, which is currently being evaluated in phase 1 and phase 2 clinical trials both as monotherapy and in combination with other agents for patients with metastatic triple-negative breast cancer.
Our early-stage clinical pipeline also includes SGN-CD48A, which utilizes our ADC technology, SEA-CD40 and SEA-BCMA, which are both based on our sugar-engineered antibody, or SEA, technology, and SGN-2FF, which is a novel small molecule. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. We have a collaboration with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer. We and Unum are conducting a phase 1 clinical trial studying Unum’s ACTR087 in combination with SEA-BCMA for the treatment of relapsed or refractory multiple myeloma.
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
Outlook
Our ongoing research, development, manufacturing and commercial activities will require substantial amounts of capital and may not ultimately be successful. In addition, we may encounter unexpected difficulties during our integration and development activities related to our March 2018 acquisition of Cascadian Therapeutics, Inc., or Cascadian, and tucatinib, any of which may cause us to expend greater funds and efforts, or may slow, delay or limit development progress with respect to tucatinib. We expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization of ADCETRIS and the continued development of ADCETRIS, enfortumab vedotin, tucatinib, and tisotumab vedotin. Our other product candidates are in relatively early stages of development. Enfortumab vedotin, tucatinib, tisotumab vedotin, and our other product candidates will require significant further development, financial resources and personnel to pursue and obtain regulatory approval and to develop them into commercially viable products, if at all. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, the research, continued development and manufacturing of our product candidates, and the anticipated expansion of our pipeline and operations will likely require us to raise substantial amounts of additional capital, and our operating expenses may fluctuate as a result of such activities. We may also incur significant milestone payment obligations to certain of our licensors as our product candidates progress through clinical trials towards potential commercialization.
We recognize revenue from ADCETRIS product sales in the U.S. and Canada. Our future ADCETRIS product sales are difficult to accurately predict from period to period and are dependent on the incidence flow of patients eligible for treatment with ADCETRIS. In this regard, our product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors. Such factors include the approval of ADCETRIS in additional indications, the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payors, competition, the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, physicians’ perception and adoption of ADCETRIS, the overall level of demand for ADCETRIS, and the duration of therapy for patients receiving ADCETRIS. In particular:

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

While we expect continued growth in ADCETRIS sales in 2018 as compared to 2017, for the above and other reasons, we expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to establish or demonstrate in the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin lymphoma, and physician prescribing decisions with respect to ADCETRIS in this indication. Our ability to accelerate ADCETRIS sales growth also will be affected by our ability to continue to expand ADCETRIS’ utilization across all labeled indications of use, particularly in the ECHELON-2 treatment setting if ADCETRIS is approved for use in that treatment setting. Although we reported positive top-line data in our ECHELON-2 trial in October 2018, there can be no assurance that we will ultimately obtain regulatory approval of ADCETRIS in the ECHELON-2 treatment setting, which would limit our sales, and the commercial potential, of ADCETRIS. In addition, Takeda may be unable to obtain regulatory approvals of ADCETRIS in the ECHELON-1 treatment setting in its territories (other than in Japan where ADCETRIS was recently approved in combination with AVD as a frontline treatment option for CD30-positive Hodgkin lymphoma patients), and of ADCETRIS in the ECHELON-2 treatment setting in its territories, which also would limit their sales, and the commercial potential, of ADCETRIS.
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

Financial summary
For the nine months ended September 30, 2018, total revenues increased to $480.2 million, compared to $352.6 million for the same period in 2017. This increase was driven primarily by higher ADCETRIS net product sales. Net product sales of ADCETRIS were $344.8 million for the nine months ended September 30, 2018, compared to $223.8 million for the same period in 2017.
For the nine months ended September 30, 2018, total costs and expenses increased to $649.9 million, compared to $503.4 million for the same period in 2017. This primarily reflected higher research and development expenses, due to upfront payments for in-license agreements and continued investment in our late-stage pipeline, as well as higher selling, general, and administrative costs to support the ADCETRIS launch in patients diagnosed with previously untreated Stage III or IV classical Hodgkin lymphoma and costs related to the acquisition of Cascadian, or the Cascadian Acquisition. In addition, our costs and expenses included Cascadian operations subsequent to March 9, 2018. Net loss for the nine months ended September 30, 2018 was favorably impacted by a net gain of $62.9 million resulting from the change in the fair value of our equity securities.
As of September 30, 2018, we had $485.7 million in cash, cash equivalents and investments and $1.4 billion in total stockholders’ equity.
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
Results of operations
Net product sales
We sell ADCETRIS in the U.S. and Canada.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Net product sales	$126,976	$79,177	60%	$344,776	$223,841	54%
The increases in net product sales for the three and nine months ended September 30, 2018 from the comparable periods in 2017 primarily resulted from higher sales volume during the 2018 periods and, to a lesser extent, from the effect of price increases. Higher sales volume during the 2018 periods was driven by label expansions of ADCETRIS for new indications; in particular, for certain types of CTCL in November 2017 and for frontline Stage III or IV Hodgkin lymphoma in March 2018.
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
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2017	$14,374	$3,521	$17,895
Provision related to current period sales	129,564	8,455	138,019
Adjustment for prior period sales	438	(457)	(19)
Payments/credits for current period sales	(107,670)	(5,733)	(113,403)
Payments/credits for prior period sales	(10,970)	(916)	(11,886)
Balance as of September 30, 2018	$25,736	$4,870	$30,606
Mandatory government discounts are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the nine months ended September 30, 2018 as a result of price increases we instituted that exceeded the rate of inflation. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2018 as compared to 2017, driven by growth in ADCETRIS gross sales.
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
Collaboration and license agreement revenues by collaborator were as follows:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Takeda	$18,805	$21,665	(13)%	$41,122	$59,158	(30)%
AbbVie	300	17,350	(98)%	13,000	21,393	(39)%
Genmab	—	—	N/A	7,000	—	N/A
GSK	—	—	N/A	6,000	—	N/A
Other	681	429	59%	9,402	2,228	322%
Collaboration and license agreement revenues	$19,786	$39,444	(50)%	$76,524	$82,779	(8)%
N/A: No amount in comparable period or not a meaningful comparison.
Collaboration revenues from Takeda fluctuate based on changes in the recognized portion of reimbursement funding under the ADCETRIS collaboration, which are impacted by the activities each party is performing under the collaboration agreement at a given time. For example, when Takeda’s level of spending on clinical collaboration activities increases above our own, our earned portion of reimbursement funding generally decreases. Additionally, we receive reimbursement for the cost of drug product supplied to Takeda for its use, the timing of which fluctuates based on Takeda’s product supply needs. Collaboration revenues from Takeda decreased for the three and nine months ended September 30, 2018 from the comparable periods in 2017, primarily driven by a decrease in drug product supply activities. As of September 30, 2018, we recorded $42.0 million of deferred revenue related to our collaboration with Takeda, which we will recognize as the remaining performance obligations are satisfied through November 2019. Collaboration revenues from Takeda also can fluctuate based on the achievement of milestones by Takeda; accordingly, activity for the three and nine months ended September 30, 2018 included substantially all of a $10.0 million regulatory milestone upon its achievement in September 2018.

Changes in collaboration revenues from AbbVie, Genmab, and GSK reflected the timing of development milestones from our ADC collaborations with each respective collaborator. The development milestone from Genmab recorded in the nine months ended September 30, 2018 was related to a product candidate other than tisotumab vedotin.
Other collaboration revenues were comparable for the three months ended September 30, 2018 and 2017. Other collaboration revenues increased for the nine months ended September 30, 2018 from the comparable period in 2017, primarily due to clinical manufacturing services performed for BMS under a transitional services agreement related to our acquisition of a manufacturing facility, or the North Creek manufacturing facility, in October 2017. These activities concluded as of March 31, 2018.
Our collaboration and license agreement revenues are impacted by the term and duration of those agreements and by progress-dependent milestones, annual maintenance fees, and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved and our ability to enter into potential additional collaboration and license agreements. We expect our collaboration and license agreement revenues in 2018 to be lower than 2017, driven by the timing of milestones and lower expected volume of drug to be supplied to Takeda.
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
As of September 30, 2018, total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $155.0 million. Of that amount, up to approximately $7.0 million relates to the achievement of development milestones, up to approximately $108.0 million relates to the achievement of regulatory milestones and up to approximately $40.0 million relates to the achievement of commercial milestones. As of September 30, 2018, $80.0 million in milestones had been achieved as a result of regulatory and commercial progress by Takeda.
Astellas
We have an agreement with Agensys, which subsequently became an affiliate of Astellas, to jointly research, develop and commercialize ADCs for the treatment of several types of cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Astellas to proprietary cancer targets. Under this collaboration, we and Astellas are co-funding all development costs for enfortumab vedotin. Costs associated with co-development activities are included in research and development expense.
In October 2018, we and Astellas entered into a joint commercialization agreement to govern the global commercialization of enfortumab vedotin, if approved for commercial sale:

•
In the U.S., we and Astellas will jointly promote enfortumab vedotin. We will record sales of enfortumab vedotin in the U.S. and be responsible for all U.S. distribution activities. The companies will share equally in costs incurred, and any profits realized, in the U.S.

•
Outside the U.S., we will commercialize in all countries in North and South America, and Astellas will commercialize in rest of the world, including Europe, Asia, Australia and Africa. The agreement is intended to provide that we and Astellas will effectively share equally in costs incurred and any profits realized in all of these markets. Cost and profit sharing in Canada, the United Kingdom, Germany, France, Spain and Italy will be based on product sales and costs of commercialization. In the remaining markets, the commercializing party will bear costs and will pay the other party a royalty rate applied to net sales of the product based on a rate intended to approximate an equal cost and profit share for both parties.

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
As of September 30, 2018, our ADC collaborations had generated approximately $400.0 million, primarily in the form of upfront and milestone payments. Total milestone payments to us under our current ADC collaborations could total up to approximately $2.6 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.4 billion relates to the achievement of development milestones, approximately $1.0 billion relates to the achievement of regulatory milestones and approximately $1.2 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable by our collaborators. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result and have resulted in a collaborator abandoning or delaying development of its product candidates. As such, the potential milestone payments associated with our ADC collaboration agreements involve a substantial degree of risk and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above, and it is possible that we may never receive any significant milestone payments under these agreements in the future.
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

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Royalty revenues	$22,662	$16,670	36%	$58,887	$46,025	28%
Cost of royalty revenues	$5,320	$5,196	2%	$16,845	$13,900	21%
Royalty revenues increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017 primarily driven by higher net sales volume of ADCETRIS by Takeda in its territories and the impact of the adoption of Topic 606. We expect that royalty revenues will increase in 2018 as compared to 2017, primarily due to anticipated increases in sales volume by Takeda.
Cost of royalty revenues fluctuates based on the amount of net sales of ADCETRIS by Takeda in its territories. Cost of royalty revenues increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017 due to the same factors that impacted royalty revenues. The increase in cost of royalty revenues for the three months ended September 30, 2018 from the comparable period in 2017 was partially offset by lower amounts owed to certain third-party licensors.
Cost of sales
ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs, and distribution and other costs.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Cost of sales	$12,348	$9,019	37%	$35,863	$24,555	46%
Cost of sales increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017 primarily due to increased sales volumes. The increase in cost of sales for the three months ended September 30, 2018 from the comparable period in 2017 was partially offset by lower amounts owed to certain third-party licensors. We expect cost of sales to increase in 2018 as compared to 2017, primarily due to anticipated increases in sales volumes.
Research and development

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Research and clinical development	$90,670	$72,343	25%	$290,412	$217,467	34%
Process sciences and manufacturing	49,505	41,263	20%	125,125	128,729	(3)%
Total research and development	$140,175	$113,606	23%	$415,537	$346,196	20%
Certain prior year balances have been reclassified within research and development expenses to conform to current year presentation.
Research and clinical development expenses include, among other things, personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increases for the three and nine months ended September 30, 2018 from the comparable periods in 2017 reflected increases in internal and co-development costs to support our late stage pipeline of product candidates, and, for the nine months ended September 30, 2018, the increase also included $35.0 million of upfront in-licensing payments made during the first quarter of 2018.
Process sciences and manufacturing expenses include personnel and occupancy expenses, external contract manufacturing costs for the scale-up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase for the three months ended September 30, 2018 from the comparable period in 2017 primarily reflected increases in staffing and other costs to support our late stage pipeline of product candidates, including operating costs of the North Creek manufacturing facility, partially offset by decreased drug product supplied to Takeda. The decrease for the nine months ended September 30, 2018 from the comparable period in 2017 primarily reflected decreased drug product supplied to Takeda, partially offset by increases in staffing and other costs to support our late stage pipeline of product candidates.
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

	Three months ended September 30,		Nine months ended September 30,		Five years ended
(in thousands)	2018	2017	2018	2017	September 30, 2018
ADCETRIS (brentuximab vedotin)	$13,688	$23,698	$31,681	$65,626	$298,675
Enfortumab vedotin	7,479	3,703	16,982	15,399	48,565
Tucatinib	11,654	—	24,392	—	24,392
Tisotumab vedotin	5,064	1,682	15,303	1,682	21,325
SGN-LIV1A (ladiratuzumab vedotin)	7,403	4,523	20,683	8,179	49,403
SGN-CD33A (vadastuximab talirine)	685	1,440	2,795	31,003	109,965
Other clinical stage programs	6,618	14,517	18,227	34,401	149,055
Total third-party costs for clinical stage programs	52,591	49,563	130,063	156,290	701,380
Other costs and overhead	87,584	64,043	285,474	189,906	1,126,209
Total research and development	$140,175	$113,606	$415,537	$346,196	$1,827,589
Third-party costs for ADCETRIS decreased for the three and nine months ended September 30, 2018 from the comparable periods in 2017 primarily due to decreases in drug product supplied to Takeda, as well as decreases in related clinical trial activities. The cost of drug product supplied to Takeda is charged to research and development expense. We are reimbursed for the drug product, which is included in collaboration and license agreement revenues.
Third-party costs for enfortumab vedotin increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017 primarily due to increases in clinical trial costs related to progression of this later-stage program.
Third-party costs for tucatinib increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017 due to the Cascadian Acquisition, under which we acquired global rights to tucatinib in March 2018. Tucatinib is currently being evaluated in a phase 2 pivotal trial called HER2CLIMB for patients with HER2 positive metastatic breast cancer who have been previously treated with HER2-targeted agents, including patients with or without brain metastases.
Third-party costs for tisotumab vedotin increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017 with the exercise of the co-development option in September 2017.
Third-party costs for ladiratuzumab vedotin increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017 primarily due to increases in drug supply and clinical trial costs related to the progression of this program.
Third-party costs for SGN-CD33A decreased for the three and nine months ended September 30, 2018 from the comparable periods in 2017 due to the discontinuation of our phase 3 CASCADE and other SGN-CD33A clinical trials in 2017. We subsequently discontinued our SGN-CD33A program.
Other costs and overhead include third-party costs of our preclinical programs and costs associated with personnel and facilities, which increased for the three and nine months ended September 30, 2018. Additionally, other costs and overhead increased for the nine months ended September 30, 2018 due to $35.0 million of upfront in-licensing payments in the first quarter of 2018.
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
Selling, general and administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Selling, general and administrative	$57,155	$39,667	44%	$181,629	$118,783	53%
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2018 from the comparable periods in 2017 primarily due to increases in staffing and investments to launch ADCETRIS in patients diagnosed with previously untreated Stage III or IV classical Hodgkin lymphoma, as well as higher infrastructure costs to support our continued growth. Additionally, selling, general and administrative expenses increased for the nine months ended September 30, 2018 due to costs associated with the Cascadian Acquisition.
We anticipate that selling, general and administrative expenses will increase in 2018 compared to 2017 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations, which now includes Cascadian.
Investment and other income (loss), net

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Gain (loss) on equity securities	$(23,765)	$78,714	(130)%	$62,882	$76,699	(18)%
Income tax benefit on unrealized gain on equity securities	—	2,739	N/A	—	5,415	N/A
Investment income, net	1,893	765	147%	3,917	2,346	67%
Total investment and other income (loss), net	$(21,872)	$82,218	(127)%	$66,799	$84,460	(21)%
N/A: Not a meaningful comparison.
Investment and other income (loss), net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities (which primarily include common stock holdings in Immunomedics), realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities. In 2017, gains and losses on equity securities also included activity related to an Immunomedics warrant derivative prior to the warrant's exercise by us in December 2017.
We adopted “ASU 2016-01, Financial Instruments: Overall” on January 1, 2018, which required that changes in the fair value of equity securities be recorded in income or loss rather than accumulated other comprehensive income or loss in stockholders' equity. Comparative information has not been adjusted and continues to be reported under previous accounting standards.
The decreases in investment and other income (loss), net for the three and nine months ended September 30, 2018 from the comparable periods in 2017 were driven by a $23.8 million net loss and a $62.9 million net gain, respectively, from changes in the fair value of our equity securities, which included the impact of selling a portion of our Immunomedics common stock holdings. This was offset by the prior year increase in the fair value of the Immunomedics warrant derivative and the related income tax benefit.
Liquidity and capital resources

(in thousands)	September 30, 2018	December 31, 2017
Cash, cash equivalents, and investments	$485,711	$413,171
Working capital	523,296	409,932
Stockholders’ equity	1,364,521	677,569

	Nine months ended September 30,
(in thousands)	2018	2017
Cash provided (used) by:
Operating activities	$(179,251)	$(116,506)
Investing activities	(576,375)	109,982
Financing activities	710,138	25,991
The change in net cash from operating activities primarily was related to the change in our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable.
The change in net cash from investing activities reflected differences between the proceeds received from sale and maturity of our investments and amounts reinvested, as well as payments for business combinations. For the nine months ended September 30, 2018, we paid $614.1 million (or $598.2 million net of the cash acquired) for the Cascadian Acquisition in March 2018 and received approximately $91.9 million from the sale of a portion of our Immunomedics common stock holdings.
The change in net cash from financing activities included proceeds from stock option exercises and our employee stock purchase plan for all periods presented. For the nine months ended September 30, 2018, financing activities also included $658.2 million in net proceeds from the public offering of our common stock in February 2018.
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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of September 30, 2018, we had $463.1 million held in cash, cash equivalents and investments scheduled to mature within the next twelve months.
At our currently planned spending rates, we believe that our existing financial resources, together with product and royalty revenues from sales of ADCETRIS and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months.
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our development, manufacturing and clinical trial activities for ADCETRIS and our other pipeline programs, as well as commercialize ADCETRIS and prepare to potentially commercialize additional product candidates. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. We also anticipate continuing to commit substantial capital resources to the integration and development activities related to Cascadian and tucatinib. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, the research, continued development and manufacturing of our product candidates and the anticipated expansion of our pipeline and operations will likely require us to raise substantial amounts of additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. Moreover, in the event of a termination of the ADCETRIS collaboration agreement with Takeda, we would not receive development cost sharing payments or milestone payments or royalties for the development or sale of ADCETRIS in Takeda’s territory, and we would be required to fund all ADCETRIS development and commercial activities, which could lead to a need for us to raise additional capital. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We may seek additional capital through some or all of the following methods: corporate collaborations, licensing arrangements, and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional capital when we need it, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.
Commitments
Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2017. In September 2018, we entered into three 10-year leases totaling approximately 207,000 square feet of facilities, to be used for office space. The leases will commence in January 2019. The aggregate base rent due over the non-cancelable lease terms is approximately $50.6 million. Each of the leases contains a 10-year renewal option.
Except with respect to the foregoing, our future minimum contractual commitments have not changed materially from the amounts previously reported.
Critical accounting policies
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the nine months ended September 30, 2018 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, with the following updates:
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
There have been no material changes to our interest rate risk during the nine months ended September 30, 2018. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Foreign currency risk
There have been no material changes to our foreign currency risk during the nine months ended September 30, 2018. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Equity price risk
There have been no material changes to our equity price risk during the nine months ended September 30, 2018. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ADCETRIS is our only product approved for marketing and our ability to generate revenue from product sales and our prospects for profitability are substantially dependent on our ability to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and our ability to continue to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

•
we may be unable to effectively commercialize ADCETRIS in any new indications for which we receive marketing approval, including in the newly diagnosed, previously untreated Stage III and IV classical Hodgkin lymphoma indication approved in March 2018;

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

•
we may not be able to establish or demonstrate in the medical community the safety, efficacy, or value of ADCETRIS and its potential advantages compared to existing and future therapeutics in the Stage III or IV Hodgkin lymphoma indication and other approved indications;

•
we may fail to obtain regulatory approval and commercialize ADCETRIS in the ECHELON-2 treatment setting notwithstanding the positive data we reported from the ECHELON-2 trial, which would limit sales of, and the commercial potential of, ADCETRIS;

•
new competitive therapies, including immuno-oncology agents such as PD-1 inhibitors (e.g., nivolumab and pembrolizumab), have been approved by regulatory authorities or may be submitted in the near term to regulatory authorities for approval in ADCETRIS’ labeled indications, and these competitive products could negatively impact our commercial sales of ADCETRIS;

•
our commercial sales of ADCETRIS could be lower than our projections due to a lower market penetration rate, increased competition by alternative products or biosimilars, a shorter duration of therapy in patients in ADCETRIS’ approved indications, or for other reasons;

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
In 2009, we entered into an agreement with Takeda to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Takeda has commercial rights in the rest of the world. The success of this collaboration and the activities of Takeda will significantly impact the commercialization of ADCETRIS in countries other than the United States and in Canada. In October 2012, Takeda announced that it had received conditional marketing authorization for ADCETRIS from the European Commission for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL, and has since obtained marketing approvals for ADCETRIS in many other countries. Conditional marketing authorization by the European Commission includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. We cannot control the amount and timing of resources that Takeda dedicates to the commercialization of ADCETRIS, or to its marketing and distribution, and our ability to generate revenues from ADCETRIS product sales by Takeda depends on Takeda’s ability to achieve market acceptance of, and to otherwise effectively market, ADCETRIS for its approved indications in Takeda’s territory. Further, foreign sales of ADCETRIS could be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs, including any further retaliatory tariffs imposed by foreign countries in response to U.S. tariffs imposed by the Trump administration.
While ADCETRIS product sales have grown over time, and our future plans assume that sales of ADCETRIS will increase, we cannot assure you that, even with the recent expansions to the prescribing label for ADCETRIS in the United States, which now includes the treatment of adult patients with pcALCL and CD30-expressing MF who have received prior systemic therapy and newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin lymphoma, ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. We also expect that our ability to accelerate ADCETRIS sales growth, if at all, will depend primarily on our ability to establish or demonstrate in the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin lymphoma, and physician prescribing decisions with respect to ADCETRIS in this indication. Our ability to accelerate ADCETRIS sales growth also will be affected by our ability to continue to expand ADCETRIS’ utilization across all labeled indications of use, particularly in the ECHELON-2 treatment setting if ADCETRIS is approved for use in that treatment setting. Although we reported positive top line data in our ECHELON-2 trial in October 2018, there can be no assurance that we will ultimately obtain regulatory approval of ADCETRIS in the ECHELON-2 treatment setting, which would limit our sales of, and the commercial potential of, ADCETRIS. In addition, Takeda may be unable to obtain regulatory approvals of ADCETRIS in the ECHELON-1 treatment setting in its territories (other than in Japan where ADCETRIS was recently approved in combination with AVD as a frontline treatment option for CD30-positive Hodgkin lymphoma patients), and of ADCETRIS in the ECHELON-2 treatment setting in its territories, which also would limit their sales of, and the commercial potential of, ADCETRIS.
We and Takeda have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. The FDA and similar regulatory authorities outside the United States regulate companion diagnostics. Companion diagnostics require separate or coordinated regulatory approval prior to or in association with commercialization of the related therapeutic product. In this regard, we expect that concurrent approval of a CD30 companion diagnostic may be required for approval of ADCETRIS in the ECHELON-2 treatment setting. However, Ventana may not be able to successfully develop and obtain regulatory approval for a companion diagnostic to support regulatory approval of ADCETRIS in the ECHELON-2 treatment setting if required in a timely manner or at all. If Ventana is unable to successfully develop a required companion diagnostic, or experiences delays in doing so, the development of ADCETRIS in the ECHELON-2 treatment setting may be adversely affected, we may fail to receive regulatory approval for ADCETRIS in the ECHELON-2 treatment setting  and we may not realize the full commercial potential of ADCETRIS. Further, if a companion diagnostic requirement were included in the ADCETRIS label, such a requirement may limit our ability to commercialize ADCETRIS in the applicable setting due to potential label requirements, prescriber practices, constraints on availability of the diagnostic, or other factors.
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
Reports of adverse events or safety concerns involving ADCETRIS could interrupt, delay or halt clinical trials of ADCETRIS, including the post-approval confirmatory studies that Takeda is required to conduct as a condition of the marketing authorization of ADCETRIS by the European Commission. In addition, reports of adverse events or safety concerns involving ADCETRIS could result in regulatory authorities limiting, denying or withdrawing approval of ADCETRIS for any or all indications, including the use of ADCETRIS for the treatment of patients in its approved indications. For example, there was an increased incidence of febrile neutropenia and peripheral neuropathy in the ADCETRIS plus AVD arm of the ECHELON-1 trial. The ADCETRIS label provides for use of prophylactic growth factors (G-CSF) for Stage III or IV classical Hodgkin lymphoma patients receiving ADCETRIS plus AVD to mitigate events of neutropenia and febrile neutropenia, but despite this, these product safety concerns could limit prescribing of ADCETRIS for newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin lymphoma and negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market. There are no assurances that patients receiving ADCETRIS will not experience serious adverse events in the future. Further, there are no assurances that patients receiving ADCETRIS with co-morbid diseases not previously studied, such as autoimmune diseases, will not experience new or different serious adverse events in the future.
Adverse events may negatively impact the sales of ADCETRIS. We may be required to further update the ADCETRIS prescribing information, including boxed warnings, based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, or REMS, which could adversely affect ADCETRIS’ acceptance in the market, make competition easier or make it more difficult or expensive for us to distribute ADCETRIS. For example, the prescribing information for ADCETRIS also includes pancreatitis, impaired hepatic function, impaired renal function, pulmonary toxicity, and gastrointestinal complications as known adverse events as well as a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy, or PML, and death can occur in patients receiving ADCETRIS. Further, based on the identification of future adverse events, we may be required to further revise the prescribing information, including ADCETRIS’ boxed warning, which could negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market.
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
In addition, we are conducting pivotal trials for enfortumab vedotin, tucatinib and tisotumab vedotin based on only limited phase 1 clinical data. There may be important facts about the safety, efficacy, and risk versus benefit of these product candidates that are not known to us at this time which may negatively impact our ability to develop and commercialize these product candidates. In addition, in response to safety events observed in our ongoing clinical trials of enfortumab vedotin and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events could be observed in these pivotal or other later-stage trials that could delay or prevent us from advancing the clinical development of enfortumab vedotin, tucatinib or tisotumab vedotin and may adversely affect our business, results of operations and prospects.
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
In addition, we are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product for which we have obtained regulatory approval, including ADCETRIS in each of its approved indications, such as continued adverse event reporting requirements and the requirement to have some of our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our and our collaborators' ability to commercialize ADCETRIS and any future-approved product. For example, we and Astellas are conducting a pivotal phase 2 trial of enfortumab vedotin, called the EV-201 trial, for patients with locally advanced or metastatic urothelial cancer who were previously treated with checkpoint inhibitor therapy. In July 2018, we completed enrollment in the first cohort of patients who previously received both platinum chemotherapy and a checkpoint inhibitor (PD-L1 or PD-1). We believe that positive data in this cohort could support potential registration under the FDA's accelerated approval pathway. As a condition of any approval under the FDA's accelerated approval pathway, the FDA may require that we and/or Astellas perform confirmatory post-marketing studies to verify and describe the clinical benefit of enfortumab vedotin. Moreover, in connection with any such accelerated approval, the labeling, packaging, adverse event reporting, storage, advertising and promotion of enfortumab vedotin would be subject to extensive regulatory requirements, all of which would entail significant expense and could negatively impact the potential future commercialization of enfortumab vedotin.
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
The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or other foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS in CD30-expressing lymphomas, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications, including in the ECHELON-2 treatment setting. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and other foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our product candidates are promising, such data may not be sufficient to support approval by the FDA or any other foreign regulatory authority. In addition, the FDA or their advisors may disagree with our interpretations of data from preclinical studies and clinical trials. For example, based on the positive data we reported from the ECHELON-2 trial, we plan to submit a sBLA to FDA for approval of ADCETRIS as part of a frontline chemotherapy regimen in patients with previously untreated CD30-expressing PTCL. However, the FDA may disagree with our interpretations of the data from the ECHELON-2 trial or may otherwise determine not to approve our sBLA submission in a timely manner or at all. Moreover, even though our ECHELON-2 trial is being conducted under a SPA agreement with the FDA, this is not a guarantee or indication of approval, and we cannot be certain that the design of, or data collected from, any of our current or potential future clinical trials that were or are being conducted under SPA agreements with the FDA will be sufficient to support FDA approval. Further, a SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication, or if we have failed to comply with the agreed upon trial protocols, including as a result of completing a clinical trial with fewer events than planned. In addition, a SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of a SPA agreement and the data and results from the applicable clinical trial. For example, even though we believe that the data from the ECHELON-2 trial is supportive of approval of ADCETRIS in the ECHELON-2 treatment setting, our SPA agreement with the FDA covering the ECHELON-2 trial is not a guarantee or indication of approval of ADCETRIS in ECHELON-2 treatment setting (or in any other treatment settings). Regulatory agencies also may approve a product candidate for fewer or narrower indications than requested, or with a label that includes only subtypes of a particular indication rather than a more general disease classification. For example, the label approved by the FDA based on our phase 3 ALCANZA trial covered only pcALCL and CD30-expressing MF, which are two subtypes of CTCL. Additionally, the FDA may grant approval subject to the performance of post-approval studies or REMS for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in additional indications, including in the ECHELON-2 treatment setting.
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
Successful sales of ADCETRIS and any future products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require greater levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of this pricing scrutiny, we cannot be sure that we will achieve and continue to have coverage available for ADCETRIS and any other product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. If we are unable to obtain coverage and adequate levels of reimbursement for ADCETRIS and any other product candidates that we commercialize, their marketability will be negatively and materially impacted. For example, even though the FDA approved ADCETRIS in combination with chemotherapy for the treatment of newly diagnosed adult patients with previously untreated Stage III or IV classical Hodgkin lymphoma, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for ADCETRIS in that indication based on the relative price or perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales. In addition, even if we are able to obtain approval of our planned sBLA submission to the FDA to expand the labeled indications of use for ADCETRIS to the frontline CD30-expressing PTCL setting based on the results from the ECHELON-2 trial, we also cannot be certain that third party payors will provide reimbursement for ADCETRIS in that indication based on the relative price or perceived benefit of ADCETRIS as compared to alternative treatment options or other factors, which may also materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales.
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
Further, on March 23, 2018, the Centers for Medicare & Medicaid Services, or CMS, finalized updates to the National Drug Rebate Agreement, or the Rebate Agreement, for the first time in 27 years, to incorporate legislative and regulatory changes that have occurred since the Rebate Agreement was first published. These updates align the Rebate Agreement with certain provisions of PPACA and contain additional changes incorporating CMS policies adopted over the years. In order to have ADCETRIS, or any future approved product, covered under Medicaid, and Medicare Part B, we were required to enter into the revised Rebate Agreement with CMS. If we fail to comply with the terms of the revised Rebate Agreement, we will be unable to obtain, and maintain, Medicaid and Medicare Part B coverage and reimbursement, which could negatively affect our financial condition and results of operations.
We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for ADCETRIS or any future approved product, which may harm our business. For example, increased discounts and rebates may be mandated by governmental entities, or requested by private insurers, or fee caps and pricing pressures could be enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our products, including ADCETRIS. In addition, drug-pricing by pharmaceutical companies has come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers, purchasers and government regulators of price increases and to provide an explanation as to the reasons for the increase, reduce the out-of-pocket costs to patients for prescription drugs, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Moreover, in May 2018, the Trump administration released its "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs," or the Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent. In addition, the Department of Health and Human Services, or HHS, released a Request for Information, or RFI, soliciting public input on ways to lower drug pricing. Together, the recommendations in the Blueprint and RFI, if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D, including the transition of certain drugs covered under Part B to Part D or the offering of alternative purchasing options under the Competitive Acquisition Program that currently applies to selected drugs and biologics covered under Part B. In September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. While most of the proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing, cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect further federal and state legislation and healthcare reforms to continue to be proposed to control increasing healthcare costs and to control the rising cost of prescription drugs. These proposals, if implemented, could limit the price for ADCETRIS or any future approved products. Commercial opportunity could be negatively impacted by legislative action that controls pricing, mandates price negotiations, or increases government discounts and rebates.
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
We also expect to experience pricing pressures in connection with the sale of ADCETRIS due to certain managed healthcare initiatives. For example, the PPACA increased the mandated Medicaid rebate from 15.1% to 23.1% of Average Manufacturer Price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. On January 30, 2017, the White House Office of Management and Budget withdrew the draft August 2015 Omnibus Guidance document that was issued by the Department of Health and Human Services Health Resources and Services Administration, or HRSA, that addressed a broad range of topics including, among other items, the definition of a patient’s eligibility for 340B drug pricing. However, as concerns continue to grow over the need for tighter oversight, there remains the possibility that HRSA or other agency under the HHS will propose a similar regulation or that Congress will explore changes to the 340B program through legislation. For example, legislation was introduced in 2018 that would require hospitals to report their low-income utilization of the program. Further, CMS has issued a final rule that revised the Medicare hospital outpatient prospective payment system for calendar year 2018, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients. In addition, HHS has currently set July 1, 2019 for implementation of the final rule setting forth the calculation of the ceiling price and application of civil monetary penalties under the 340B program. A significant portion of ADCETRIS purchases are eligible for 340B drug pricing, and therefore an expansion of the 340B program or reduction in 340B pricing, whether in the form of the final rule or otherwise, would likely have a negative impact on our net sales of ADCETRIS.
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
In addition, there has been regulatory review and enhanced government scrutiny of donations by pharmaceutical companies to patient assistance programs operated by charitable foundations. For example, the Office of Inspector General of the U.S. Department of Health & Human Services, or OIG, has established specific guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have received subpoenas from the U.S. Department of Justice, or DOJ, and other enforcement authorities seeking information related to their patient assistance programs and support, and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. In connection with these civil settlements, the U.S. government has and may in the future require the affected companies to enter into complex corporate integrity agreements that impose significant reporting and other requirements on those companies. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
Clinical trials are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain.
We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. In this regard, we and Astellas are conducting the EV-201 trial and a phase 3 clinical trial of enfortumab vedotin, called the EV-301 trial, in metastatic urothelial cancer patients who previously received both platinum chemotherapy and a checkpoint inhibitor (PD-L1 or PD-1). Additionally, we are conducting a pivotal phase 2 trial of tucatinib for patients with HER2 positive, or HER2+, metastatic breast cancer who have been previously treated with HER2-targeted agents, including patients with or without brain metastases, which we refer to as the HER2CLIMB trial, and a potentially pivotal phase 2 trial of tisotumab vedotin with Genmab in patients with recurrent and/or metastatic cervical cancer, which we refer to as the innovaTV 204 trial. Each of these trials was initiated based on only limited phase 1 clinical data. Enfortumab vedotin, tucatinib and tisotumab vedotin have not previously been evaluated in later-stage clinical trials and we cannot be certain that the design of, or data collected from, these trials will be adequate to demonstrate the safety and efficacy of enfortumab vedotin, tucatinib or tisotumab vedotin, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. In addition, we do not have SPA agreements with the FDA for any of these trials.
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
Negative or inconclusive clinical trial results could adversely affect our ability and the ability of our collaborators to obtain regulatory approvals of our product candidates or to market ADCETRIS and/or expand ADCETRIS into additional indications. In particular, negative or inconclusive results in our HER2CLIMB trial would negatively impact or preclude altogether our ability to obtain any regulatory approvals of tucatinib, which could result in our failure to realize the anticipated benefits of our acquisition of Cascadian Therapeutics, Inc., or Cascadian, referred to as the Cascadian Acquisition, and negatively impact our plans to build a commercial infrastructure in Europe. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Although we reported positive top-line data in both our ECHELON-1 and ECHELON-2 trials, regulatory agencies outside of the U.S., or their advisors, may disagree with Takeda’s interpretations of data from the ECHELON-1 and ECHELON-2 trials, and the FDA and regulatory agencies outside of the U.S., may disagree with our interpretations of data from the ECHELON-2 trial. Based upon those interpretations, regulatory agencies outside of the U.S. may not approve the expansion of ADCETRIS’ labeled indications of use to the ECHELON-1 and ECHELON-2 treatment settings, and the FDA may not approve the use of ADCETRIS in the ECHELON-2 treatment setting. Adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, require us to cease development of a product candidate or the further development or commercialization of ADCETRIS, result in our failure to expand ADCETRIS into additional indications, adversely affect our ability to market ADCETRIS, and may result in other negative consequences to us, including the inclusion of unfavorable information in our product labeling. Further, some of our clinical trials are overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur.
Our current product candidates are in various stages of development, and it is possible that none of our product candidates will ever become commercial products.
Our late-stage product candidates are enfortumab vedotin, tucatinib, and tisotumab vedotin, which are in pivotal trials based on only limited phase 1 clinical data. Our earlier-stage clinical pipeline includes ladiratuzumab vedotin, which is in phase 2 clinical development, and SGN-CD48A, SEA-CD40, SEA-BCMA and SGN-2FF, which are in phase 1 clinical development. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. Enfortumab vedotin, tucatinib, tisotumab vedotin, and our other product candidates will require significant further development, financial resources and personnel to pursue and obtain regulatory approval and to develop them into commercially viable products, if at all.
If a product candidate fails at any stage of development or we or our collaborators otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. In this regard, if we are unable to successfully complete the development of, obtain regulatory approvals for and commercialize tucatinib, we will not realize the anticipated benefits of the Cascadian Acquisition. Moreover, we still have only limited data from our early trials of our product candidates. Preclinical studies and any encouraging or positive preliminary and interim data from our clinical trials of our product candidates may not be predictive of the results of ongoing or later clinical trials. Even if we or our collaborators are able to complete our planned clinical trials of our product candidates according to our current development timeline, the encouraging or positive results from clinical trials of our product candidates in earlier stage trials may not be replicated in subsequent later-stage trials. In addition, we are developing product candidates in indications in which competition is intense, and it is possible that a clinical trial we run may meet its safety and efficacy endpoints but we may choose not to advance the development and commercialization of the product candidate due to changes in the competitive environment and the rapid evolution of the standard of care. As a result, we and our collaborators may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate or could cause us to discontinue the development of such product candidate. Also, later-stage clinical trials could differ in significant ways from earlier stage clinical trials, which could cause the outcome of the later-stage trials to differ from earlier-stage clinical trials. Differences in earlier- and later-stage clinical trials may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. In this regard, we are conducting the EV-201 and EV-301 trials of enfortumab vedotin with Astellas, the HER2CLIMB trial of tucatinib and the innovaTV 204 trial of tisotumab vedotin with Genmab in each case based on only limited phase 1 clinical data. Enfortumab vedotin, tucatinib and tisotumab vedotin have not previously been evaluated in later stage clinical trials and we cannot be certain that the design of, or data collected from, these trials will be adequate to support FDA or any foreign regulatory approvals. Moreover, enfortumab vedotin, tucatinib and tisotumab vedotin may fail to demonstrate sufficient efficacy in our pivotal trials despite the results observed in earlier-stage trials. In addition, there may be important facts about the safety, efficacy, and risk versus benefit of these product candidates that are not known to us at this time which may negatively impact our ability to develop and commercialize these product candidates. In particular, in response to safety events observed in our ongoing clinical trials of enfortumab vedotin and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events or our failure to generate additional efficacy data in our clinical trials that support registration could significantly impact the value of enfortumab vedotin, tucatinib and tisotumab vedotin to our business. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing or planned clinical trials, including in the ongoing pivotal phase 2 trials for enfortumab vedotin, tucatinib and tisotumab vedotin. We have not yet completed any late-stage clinical trials for our current product candidates, and if we or our collaborators fail to produce positive results in our ongoing or planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.
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
We depend on collaborative relationships with other companies to assist in the development and commercialization of ADCETRIS and for the development and commercialization of product candidates utilizing or incorporating our technologies. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, this may negatively affect our ability to commercialize ADCETRIS, develop and commercialize other product candidates and/or generate revenues through technology licensing, or may otherwise negatively affect our business.
We have established collaborations with third parties to develop and market ADCETRIS and some of our current and future product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada. In addition, we have entered into 50:50 co-development collaborations with Astellas for the development of enfortumab vedotin, and with Genmab for the development of tisotumab vedotin. We are also collaborating with Bristol-Myers Squibb Co., or BMS, with respect to the CHECKMATE 812 pivotal phase 3 clinical trial evaluating the combination of Opdivo (nivolumab) with ADCETRIS for the treatment of relapsed or refractory, or transplant-ineligible, advanced classical Hodgkin lymphoma. In addition, we have antibody-drug conjugate, or ADC, collaborations with AbbVie, Bayer, Celldex, Genentech, GSK, Pfizer and Progenics, and we have entered into a collaboration agreement with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer and with Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals AG, or together, Pieris, to develop targeted bispecific immuno-oncology therapies for the treatment of cancer. Our dependence on collaborative arrangements to assist in the development and commercialization of ADCETRIS and for the development and commercialization of product candidates utilizing or incorporating our technologies subjects us to a number of risks, including:

•
we are not able to control the amount and timing of resources that our collaborators devote to the development or commercialization of products and product candidates utilizing or incorporating our technologies, including enfortumab vedotin and tisotumab vedotin, and because control of development and commercialization is shared with our collaborators, we do not have sole discretion and control over the development and commercialization of these product candidates;

•
disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of the applicable products and product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

•
with respect to collaborations under which we have an active role, such as our ADCETRIS collaboration with Takeda and our 50:50 co-development and related agreements with Astellas and Genmab, we may have differing opinions or priorities than our collaborators, or we may encounter challenges in joint decision making, including with respect to any joint commercialization plans, which may result in the delay or termination of the research, development or commercialization of the applicable products and product candidates, including ADCETRIS, enfortumab vedotin and tisotumab vedotin;

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

If our collaborative arrangements are not successful as a result of any of the above factors, or any other factors, then our ability to advance the development and commercialization of the applicable products and product candidates and to otherwise generate revenue from these arrangements and to become profitable will be adversely affected, and our business and business prospects may be materially harmed. In particular, if Takeda were to terminate the ADCETRIS collaboration, which it may do for any reason upon prior written notice to us, we would not receive milestone payments, co-funded development payments or royalties for the sale of ADCETRIS outside the United States and Canada. As a result of such termination, we may have to engage another collaborator to complete the ADCETRIS development process and to commercialize ADCETRIS outside the United States and Canada, or to complete the development process and undertake commercializing ADCETRIS outside the United States and Canada ourselves, either of which could significantly delay the continued development and commercialization of ADCETRIS and increase our costs. Similarly, both Astellas and Genmab have the right to opt-out of their co-development obligations relating to enfortumab vedotin and tisotumab vedotin, respectively. If either Astellas or Genmab were to opt-out of their co-development collaborations with us, this would significantly delay the development of the impacted product candidate and increase our costs. Any of these events could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing ADCETRIS, enfortumab vedotin or tisotumab vedotin, which are now being co-funded by our collaboration partners. Moreover, in the future, we may not be able to locate third-party collaborators to develop and market products and product candidates utilizing or incorporating our technologies, and we may lack the capital and resources necessary to develop and market these products and product candidates alone.
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
With respect to ADCETRIS, there are several other FDA-approved drugs for its approved indications. BMS’s nivolumab (Opdivo) and Merck’s pembrolizumab (Keytruda) are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Celgene’s romidepsin (Istodax) and Spectrum Pharmaceuticals’ pralatrexate (Folotyn) and belinostat (Beleodaq) are approved for relapsed or refractory sALCL among other T-cell lymphomas. Kyowa Kirin's mogamulizumab (Poteligeo) is approved for adult patients with relapsed or refractory mycosis fungoidies or Sézary syndrome. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck is conducting a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab (Keytruda) with ADCETRIS. If this clinical trial demonstrates that pembrolizumab is more effective than ADCETRIS in that treatment setting, our sales of ADCETRIS would be negatively impacted. We are also aware of multiple investigational agents that are currently being studied, including Roche’s atezolizumab and Pfizer’s avelumab, which, if successful, may compete with ADCETRIS in the future. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including autologous hematopoietic stem cell transplant, allogeneic stem cell transplant, combination chemotherapy, clinical trials with experimental agents and single-agent regimens.
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
Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter and year to year, including due to our receipt of marketing approvals for ADCETRIS in two additional indications since November 2017. As a result, although we provide sales guidance for ADCETRIS from time to time, you should not rely on ADCETRIS sales results in any period as being indicative of future performance. In addition, such guidance is based on assumptions that may be incorrect or that may change from quarter to quarter, and it may be particularly difficult to correctly forecast sales in indications for which we have recently received marketing approval. Moreover, sales of ADCETRIS have, on occasion, been below the expectations of securities analysts and investors and have been below prior period sales, and sales of ADCETRIS in the future may also be below prior period sales, our own guidance and/or the expectations of securities analysts and investors. To the extent that we again do not meet our guidance or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

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

•
our ability to establish or demonstrate in the medical community the safety, efficacy or value of ADCETRIS and its potential advantages compared to existing and future therapies in the Stage III or IV Hodgkin lymphoma indication and other approved indications;

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
Additionally, as of September 30, 2018, we held 7.7 million shares of Immunomedics common stock and 0.8 million shares of Unum common stock. Beginning on January 1, 2018, we adopted ASU 2016-01 “Financial Instruments: Overall,” and as a result, we record changes in the fair value of our equity securities, including the Immunomedics and Unum common stock that we hold, in net income or loss, which is expected to increase the volatility of net income or loss to the extent that we continue to hold common stock or other equity securities.
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
We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting clinical trials of ADCETRIS as well as commercializing ADCETRIS for the treatment of patients in its five approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize enfortumab vedotin, tucatinib, tisotumab vedotin and our other product candidates. Likewise, in connection with the Cascadian Acquisition and the integration of Cascadian’s business, we have incurred and expect to incur substantial expenses, including to further develop and potentially commercialize tucatinib. We may also pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. Accordingly, we expect to continue to incur net losses in future periods and may not achieve profitability in the future for some time, if at all. Although we recognize revenue from ADCETRIS product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our limited commercialization history makes our future operating results difficult to predict. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.
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
For the clinical supply of our product candidates, which include ADCs as well as antibodies and small molecules, we rely on multiple contract manufacturers and other third parties to perform manufacturing services for us. With respect to enfortumab vedotin and tisotumab vedotin specifically, we rely on manufacturing services provided by our collaborators and have little control over their supply chains or the contract manufacturers they utilize. For the foreseeable future, we expect to continue to rely on contract manufacturers and, in the case of enfortumab vedotin and tisotumab vedotin, on our collaborators, for manufacturing of clinical supplies, and for potential future commercial manufacturing. For example, under our joint commercialization agreement with Astellas, Astellas has the sole right and responsibility to manufacture enfortumab vedotin worldwide. If our third-party manufacturers and collaborators cease or interrupt production, if our third-party manufacturers, collaborators and other service providers fail to supply satisfactory materials, products or services for any reason or experience performance delays or quality concerns, if materials or products are lost in transit or in the manufacturing process, or if we encounter challenges in assuming responsibility for new processes such as the manufacture of tucatinib, such challenges or interruptions could substantially delay progress on our programs or impact clinical trial drug supply, with the potential for additional costs and an adverse effect on our business.
We are using our own manufacturing facility to support our clinical-stage pipeline. As an organization, we have no prior experience operating a manufacturing facility.
We own a biologics manufacturing facility located in Bothell, Washington, which we acquired in October 2017. We have commenced using this facility to support our clinical supply needs. As an organization, we have no prior experience manufacturing for ourselves and operating this facility requires us to comply with complex regulations and to continue to hire and retain experienced scientific, quality control, quality assurance and manufacturing personnel. We could encounter challenges in operating the manufacturing facility in compliance with cGMP, regulatory or other applicable requirements, resulting in potential negative consequences, including regulatory actions, which could undermine our ability to utilize this facility for our own manufacturing needs. Any of these risks, if actualized, could materially and adversely affect our business and financial position. In addition, despite the acquisition and operation of this facility, we nonetheless expect to continue to rely on corporate collaborators and contract manufacturing organizations to supply drug product and intermediates for commercial supply and our IND-enabling studies and clinical trials. Our continuing dependence on these manufacturers may impair the continued development and commercialization of ADCETRIS and our product candidates.
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
There are foreign and state law versions of these laws and regulations, such as anti-kickback, false claims, and data privacy and security laws, to which we are currently and/or may in the future, be subject. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, effective May 25, 2018, the collection and use of personal health data in the EU is governed by the provisions of the EU General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR has increased our responsibility and potential liability in relation to personal data that we process compared to prior EU law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States, and we cannot determine the impact such new laws, regulations and standards may have on our business. We may also be subject to state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or other reporting and registration requirements related to our business activities. Many of these state laws differ from each other in significant ways, thus complicating compliance efforts.
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
As we continue to expand our operations internationally, we are subject to an increased risk of conducting activities in a manner that violates applicable anti-bribery or anti-corruption laws. We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. These laws and regulations could create liability for us or increase our cost of doing business, any of which could have a material adverse effect on our business, results of operations and growth prospects.
We are continuing to expand our operations internationally, and plan to build a commercial infrastructure in Europe. In this regard, we currently have subsidiaries in Australia, Canada, Ireland, Luxembourg, Switzerland and the United Kingdom. Our business activities outside of the United States are and will continue to be subject to the FCPA, which is described above, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we currently and may in the future operate, including the U.K. Bribery Act. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies which carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including non-U.K. government officials and private persons, by employees and persons associated with such company in order to obtain or retain business or a business advantage for such company. In the course of expanding our operations internationally, we will need to establish and expand business relationships with various third parties, such as independent contractors, distributors, vendors, advocacy groups and physicians, and we will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA, U.K. Bribery Act or similar laws of other countries that may govern our activities. Any interactions with any such parties or individuals where compensation is provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the United States are found to be in violation of the FCPA, U.K. Bribery Act or other similar laws, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, results of operations and growth prospects. We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations, such as the GDPR, which impose significant compliance obligations. Failure to comply with these laws could lead to government enforcement actions and significant penalties against us, which could have a material adverse effect on our business, results of operations and growth prospects.
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
In January 2017, a purported securities class action lawsuit was commenced in the United States District Court for the Western District of Washington, or the Court, naming as defendants us and certain of our officers. While on May 24, 2018, the Court granted our motion to dismiss the class action lawsuit with prejudice and entered a final judgment and order dismissing all claims against all defendants, including us, a related stockholder derivative lawsuit, or the Stockholder Derivative Action, was filed in Washington Superior Court for the County of Snohomish, or the Snohomish County Superior Court, on March 29, 2017. Following the dismissal with prejudice of the class action lawsuit, on August 30, 2018, the plaintiffs in the stockholder derivative lawsuit filed an amended complaint. On October 4, 2018, we filed a motion to dismiss the amended complaint for failure to plead demand futility. The plaintiffs' opposition brief is due November 9, 2018. A hearing on our motion to dismiss is scheduled for December 14, 2018. As a result of the Stockholder Derivative Action, we may incur litigation and indemnification expenses. In addition, we may be the target of securities-related litigation in the future, both related and unrelated to the Stockholder Derivative Action and the dismissed class action. Moreover, three purported stockholders of Cascadian filed a complaint seeking to inspect books and records in order to determine whether wrongdoing or mismanagement has taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence and disinterestedness of the former Cascadian directors with respect to the Cascadian Acquisition. As a result of such complaint or otherwise, it is possible that additional lawsuits may be brought against us and/or Cascadian related to the Cascadian Acquisition.
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
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our development, manufacturing and clinical trial activities for ADCETRIS and our other pipeline programs, as well as commercialize ADCETRIS and prepare to potentially commercialize additional product candidates. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. We also anticipate continuing to commit substantial capital resources to the integration and development activities related to Cascadian and tucatinib. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, the research, continued development and manufacturing of our product candidates and the anticipated expansion of our pipeline and operations will likely require us to raise substantial amounts of additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. For example, in connection with the Cascadian Acquisition, we sold 13,269,230 shares of our common stock in an underwritten public offering with a portion of the net proceeds used to fund the costs of the Cascadian Acquisition. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

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

•	the cost of establishing and maintaining clinical and commercial supplies of ADCETRIS;

•	the costs associated with acquisitions or licenses of additional technologies, products, or companies as well as licenses we may need to commercialize our products;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	expenses associated with the pending and potential additional related purported securities class action or derivative lawsuits, as well as any other potential litigation;

•	the potential costs associated with international, state and federal taxes; and

•	competing technological and market developments.
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
In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. In order to continue to commercialize ADCETRIS, and advance the development and commercialization of our additional product candidates, we will be required to expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development, sales and marketing, both in the United States and in Europe. We continue to face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are not able to retain these individuals on favorable terms or attract any additional personnel that may be required, our business may be harmed. For example, we may not be successful in attracting or retaining key personnel necessary to support our strategy to develop and commercialize ADCETRIS in earlier lines of therapy, including potentially in the ECHELON-2 treatment setting, to build a commercial infrastructure in Europe or to support the commercialization of our product candidates alone or jointly with our collaborators.
If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.
We have experienced and expect to continue to experience significant growth in the number of our employees and in the scope of our operations, including in connection with the Cascadian Acquisition, our operation of a manufacturing facility and our continuing international expansion. This growth places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and capital resources. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified management personnel, our business, financial condition, results of operations and prospects may be adversely affected.
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
Risks associated with our expanding operations in foreign countries could materially adversely affect our business.
We are expanding our operations internationally. We currently have subsidiaries in Australia, Canada, Ireland, Luxembourg, Switzerland and the United Kingdom, and we plan to build a commercial infrastructure in Europe. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	the increased complexity and costs inherent in managing international operations, including in geographically disparate locations;

•	diverse regulatory, financial and legal requirements, and any future changes to such requirements, in one or more countries where we are located or do business;

•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

•	adverse tax consequences, including changes in applicable tax laws and regulations;

•	applicable trade laws, tariffs, export quotas, custom duties or other trade restrictions, and any changes to them;

•	economic weakness, including inflation, or political or economic instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•	liabilities for activities of, or related to, our international operations;

•	challenges inherent in efficiently managing employees in diverse geographies, including the need to adapt systems, policies, benefits and compliance programs to differing labor and other regulations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States; and

•	laws and regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.
As a result of our expanding international operations, including potentially with respect to a commercial presence in Europe, our business and corporate structure has and will become substantially more complex. There can be no assurance that we will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort is required to effectively manage the increasing complexity of our company, and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition, since a significant proportion of the regulatory framework in the U.K. is derived from European Union directives and regulations, Brexit could materially change the regulatory regime applicable to our operations and those of our collaborators, including with respect to marketing authorizations for ADCETRIS and our product candidates. We may also face new regulatory costs and challenges as result of Brexit that could have a material adverse effect on our operations. Depending on the terms of Brexit, the U.K. could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business in Europe more difficult. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our ability to continue to conduct operations or to build a commercial infrastructure in Europe. Moreover, the Trump administration has recently imposed tariffs on certain U.S. imports, and certain countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating trade tensions. However, such tariffs and other trade restrictions could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our financial results.
These and other risks described elsewhere in these risk factors associated with expanding our international operations could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data and corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could delay or negatively impact the development and commercialization of ADCETRIS and our product candidates, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive or personal data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, patients in our clinical trials, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, a security breach or privacy violation that leads to destruction, loss, alteration, unauthorized use or access, disclosure or modification of, personally identifiable information or personal data, could harm our reputation, compel us to comply with federal, state and/or international breach notification laws, subject us to mandatory corrective or regulatory action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including the GDPR, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, a data security breach could result in loss of clinical trial data or damage to the integrity of that data. If we are unable to implement and maintain adequate organizational and technical measures to prevent such security breaches or privacy violations, or to respond adequately in the event of a breach, our operations could be disrupted, and we may suffer loss of reputation, problems with regulatory authorities, financial loss and other negative consequences. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny. In addition, security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
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
As of September 30, 2018, we had recorded $551.0 million of in-process research and development and goodwill related to the Cascadian Acquisition. In-process research and development and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of in-process research and development or goodwill occur.
Risks Related to Our Common Stock
Our stock price is volatile and our shares may suffer a decline in value.
The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the third quarter of 2018, our closing stock price fluctuated between $67.20 and $80.06 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union, Japan and other countries in which Takeda has received approval by relevant regulatory authorities;

•	announcements regarding the results of discovery efforts and preclinical, clinical and commercial activities by us, or those of our competitors;

•
announcements of FDA or foreign regulatory approval or non-approval of ADCETRIS, or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process, including in connection with our planned sBLA submission to the FDA seeking approval of ADCETRIS in the ECHELON-2 treatment setting;

•	announcements regarding the results of the clinical trials we, Takeda and/or BMS are conducting or may in the future conduct for ADCETRIS, including the CHECKMATE 812 trial;

•	announcements regarding the results of the clinical trials we and our collaborators are conducting for enfortumab vedotin, tucatinib and tisotumab vedotin;

•	announcements regarding, or negative publicity concerning, adverse events or safety concerns associated with the use of ADCETRIS or our product candidates;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•
termination of or changes in our existing collaborations or licensing arrangements, especially our ADCETRIS collaboration with Takeda, our enfortumab vedotin co-development and joint commercialization collaboration with Astellas and our tisotumab vedotin co-development collaboration with Genmab, or establishment of new collaborations or licensing arrangements;

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
Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2018, we had 160,053,203 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.
Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us as of September 30, 2018, collectively beneficially owned approximately 32% of our common stock. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended, or the Securities Act, we would be obligated to effect such registration. On July 26, 2018, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 50,977,960 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. Accordingly, we expect to register additional shares held by the Baker Entities for resale from time to time, including in certain cases, shares that we have previously registered for resale by the Baker Entities, whether in connection with the expiration of registration statements that we previously filed with the SEC or otherwise. If the Baker Entities, by exercise of these registration and/or underwriting rights and our registration of shares held by the Baker Entities for resale from time to time, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our registrations of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Our existing stockholders have significant control of our management and affairs.
Based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Exchange Act, and our outstanding shares of common stock as of September 30, 2018, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 51% of our voting power as of September 30, 2018. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
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
Item 5.    Other Information
Executive Employment Agreements
On October 25, 2018, upon the approval of the Compensation Committee of our Board of Directors, or the Compensation Committee, we entered into amended and restated employment agreements, or the Amended Employment Agreements, with each of our executive officers, including Clay Siegall, our President and Chief Executive Officer, Todd Simpson, our Chief Financial Officer, Roger Dansey, our Chief Medical Officer, Vaughn Himes, our Chief Technical Officer, Darren Cline, our Executive Vice President, Commercial, and Jean Liu, our General Counsel and Executive Vice President, Legal Affairs. The Amended Employment Agreements amend and restate the employment agreements that we previously entered into with our executive officers. Provisions that were amended include, among other things:

•
With respect to Dr. Siegall, in the event that his employment is constructively terminated or terminated by us without cause, he will be entitled to receive cash severance in the form of his monthly base salary for 18 months and a payment equal to his annual target bonus multiplied by one and one-half. If such termination occurs immediately prior to or within 12 months after a change of control of Seattle Genetics, he will be entitled to receive a payment equal to his annual target bonus multiplied by two plus an amount equal to a pro-rated portion of his annual target bonus based on the percentage of time during the applicable year he was employed by us (and the cash severance related to monthly base salary in the employment agreement that we previously entered into with Dr. Siegall remains unchanged). The Amended Employment Agreement also replaces the single-trigger change of control vesting acceleration provision with a double-trigger providing for vesting acceleration of all of Dr. Siegall’s outstanding and unvested equity awards if his employment is constructively terminated or terminated by us without cause immediately prior to or within 12 months after a change of control of Seattle Genetics.

•
With respect to Mr. Simpson, Dr. Dansey, Dr. Himes, Mr. Cline and Ms. Liu, in the event that the applicable executive officer’s employment is constructively terminated or terminated by us without cause immediately prior to or within 12 months after a change of control of Seattle Genetics, then such executive officer will be entitled to receive payment of COBRA health insurance premiums and cash severance in an amount equal to his or her monthly base salary for 18 months plus an amount equal to his or her annual target bonus multiplied by one and one-half. The double-trigger change of control vesting acceleration provisions in the employment agreements that we had previously entered into with these executive officers remain unchanged. If such termination is not immediately prior to or within 12 months after a change of control of Seattle Genetics, the executive officer will be entitled to receive a payment equal to his or her annual target bonus (and the cash severance related to monthly base salary in the employment agreements that we previously entered into with these executive officers remains unchanged).

The foregoing is only a brief description of certain terms of the Amended Employment Agreements, does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Employment Agreements which are filed as Exhibits 10.1 through 10.6 to this quarterly report on Form 10-Q.
Long Term Incentive Plan for Tucatinib
The Compensation Committee approved a performance-based Long Term Incentive Plan for tucatinib, or the Tucatinib LTIP, effective October 24, 2018, for the purpose of incentivizing our employees to potentially achieve regulatory approval of tucatinib. All of our employees located in the United States, Europe or Canada who were in good standing as of October 24, 2018, or the Eligible Employees, are eligible to participate in the Tucatinib LTIP. Under the Tucatinib LTIP, Eligible Employees may receive grants of equity awards relating to our common stock, which may consist of a “First Tranche” and a “Second Tranche” as set forth in the Tucatinib LTIP, each of which shall be granted as a separate stock unit award on the applicable date of grant. Any stock unit awards provided under the Tucatinib LTIP will be granted under, and subject to the terms of, our Amended and Restated 2007 Equity Incentive Plan and our standard forms of Stock Unit Grant Notice and Stock Unit Agreement for United States employees and non-United States employees.
The total target award value (expressed in dollars) for each Eligible Employee, or the Target Award Value, is set pursuant to the terms of the Tucatinib LTIP based on the Eligible Employee’s position level with us as of October 24, 2018. The Target Award Value for each of our executive officers is as follows: $920,000 for Clay Siegall, President and Chief Executive Officer; $280,000 for Todd Simpson, Chief Financial Officer; $280,000 for Roger Dansey, Chief Medical Officer; $280,000 for Vaughn Himes, Chief Technical Officer; $200,000 for Darren Cline, Executive Vice President, Commercial, and $200,000 for Jean Liu, General Counsel and Executive Vice President, Legal Affairs.
The target number of stock units granted in the First Tranche will be equal to 50% of the Target Award Value applicable to each Eligible Employee divided by the average closing sales price of our common stock for the 30 calendar day period ending on October 31, 2018. The First Tranche will be granted on November 1, 2018 and will only vest upon certification by the Compensation Committee of the first approval by the FDA for the commercial sale and marketing of tucatinib in the United States by us or any of our partners for any indication, which such approval is based on the clinical trial data from the pivotal HER2CLIMB trial (such achievement, the Tucatinib Milestone, and the date on which the Compensation Committee certifies achievement, the Certification Date), provided that the employee is still employed by us as of the date of vesting. If the First Tranche vests due to achievement of the Tucatinib Milestone, the number of shares that vest will be determined by multiplying the target number of stock units subject to each stock unit award by the applicable earn out percentage. An earn out percentage, on a sliding scale from 0% to 144%, will be determined based on the date of achievement of the Tucatinib Milestone and the breadth of the indication or indications, as the case may be, for which tucatinib is approved by the FDA for commercial sale and marketing in the United States on the date that the Tucatinib Milestone occurs.
The Second Tranche will be granted upon certification by the Compensation Committee of achievement of the Tucatinib Milestone provided that the Eligible Employee is still employed by us as of the date of grant. The number of stock units granted, if any, with respect to the Second Tranche will be equal to 50% of the Target Award Value applicable to each Eligible Employee multiplied by the applicable earn out percentage determined by the Compensation Committee on the Certification Date, with the product of these numbers then divided by the average closing sales price of our common stock for the 30 calendar day period ending on the calendar day prior to the date of grant of the Second Tranche. If the Second Tranche is granted due to achievement of the Tucatinib Milestone, it will vest on the second anniversary of the Certification Date, provided that the Eligible Employee’s continuous service with us has not terminated prior to the vesting date.
The vesting of each outstanding stock unit award is subject to partial or full acceleration in the event of a termination of service (without cause or due to constructive termination) immediately prior to, or within twelve months after, a change of control of Seattle Genetics, or in the event an acquirer in a change of control of Seattle Genetics fails to assume the stock unit awards.
If the Tucatinib Milestone is not achieved by a specified date, then the First Tranche will not vest, the Second Tranche will not be granted and the Tucatinib LTIP will automatically terminate. In addition, in the event that we cease to have rights to tucatinib, the Tucatinib LTIP shall automatically terminate.
The foregoing is only a brief description of the terms of the Tucatinib LTIP, does not purport to be complete and is qualified in its entirety by reference to the Tucatinib LTIP which is filed as Exhibit 10.7 to this quarterly report on Form 10-Q.

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1**	Agreement and Plan of Merger, dated as of January 30, 2018, by and among Seattle Genetics, Inc., Valley Acquisition Sub, Inc. and Cascadian Therapeutics, Inc.	8-K	000-32405	2.1	1/31/2018
3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	5/26/2011
3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015
4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	2/8/2001
4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+*	Amended and Restated Employment Agreement dated October 25, 2018, between Seattle Genetics, Inc. and Clay Siegall.	—	—	—	—
10.2+*	Amended and Restated Employment Agreement dated October 25, 2018, between Seattle Genetics, Inc. and Todd Simpson.	—	—	—	—
10.3+*	Amended and Restated Employment Agreement dated October 25, 2018, between Seattle Genetics, Inc. and Roger Dansey.	—	—	—	—
10.4+*	Amended and Restated Employment Agreement dated October 25, 2018, between Seattle Genetics, Inc. and Vaughn Himes.	—	—	—	—
10.5+*	Amended and Restated Employment Agreement dated October 25, 2018, between Seattle Genetics, Inc. and Darren Cline.	—	—	—	—
10.6+*	Amended and Restated Employment Agreement dated October 25, 2018, between Seattle Genetics, Inc. and Jean Liu.	—	—	—	—
10.7+*	Seattle Genetics, Inc. Long Term Incentive Plan for Tucatinib.	—	—	—	—
10.8+*	Form of Stock Option Agreement for U.S. Participants under the Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan (approved August 30, 2018).	—	—	—	—
10.9+*	Form of Stock Option Agreement for non-US Participants under the Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan (approved August 30, 2018).	—	—	—	—
10.10+*	Form of Performance-Based Stock Unit Agreement for U.S. Participants under the Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan (approved August 30, 2018).	—	—	—	—
10.11+*	Form of Stock Unit Grant Notice and Stock Unit Agreement for US Participants under the Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan (approved October 24, 2018).	—	—	—	—
10.12+*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-US Participants under the Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan (approved October 24, 2018).	—	—	—	—
10.13+*	Compensation Information for Executive Officers.	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101.INS+	XBRL Instance Document.	—	—	—	—
101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.
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

SEATTLE GENETICS, INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	October 26, 2018