Form 10-Q
period 2019-03-31
SEATTLE GENETICS INC /WA
filed 2019-04-26
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2019, there were 161,314,623 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
Seattle Genetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$84,270	$78,186
Short-term investments	334,025	332,486
Accounts receivable, net	156,955	146,281
Inventories	67,236	53,239
Prepaid expenses and other current assets	37,306	43,403
Total current assets	679,792	653,595
Property and equipment, net	114,604	103,820
Operating lease right-of-use assets	59,341	—
Long-term investments	—	49,194
In-process research and development	300,000	300,000
Goodwill	274,671	274,671
Other non-current assets	164,196	122,049
Total assets	$1,592,604	$1,503,329
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,772	$44,179
Accrued liabilities and other	142,187	147,293
Current portion of deferred revenue	26,910	33,600
Total current liabilities	207,869	225,072
Long-term liabilities:
Operating lease liabilities, long-term	61,026	—
Other long-term liabilities	10,298	4,314
Total long-term liabilities	71,324	4,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 161,141 shares issued and outstanding at March 31, 2019 and 160,262 shares issued and outstanding at December 31, 2018	161	160
Additional paid-in capital	2,650,951	2,598,411
Accumulated other comprehensive income (loss)	216	(40)
Accumulated deficit	(1,337,917)	(1,324,588)
Total stockholders’ equity	1,313,411	1,273,943
Total liabilities and stockholders’ equity	$1,592,604	$1,503,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net product sales	$135,001	$95,357
Collaboration and license agreement revenues	44,578	29,559
Royalty revenues	15,620	15,674
Total revenues	195,199	140,590
Costs and expenses:
Cost of sales	7,911	10,358
Cost of royalty revenues	2,389	5,377
Research and development	158,265	152,502
Selling, general and administrative	80,271	66,182
Total costs and expenses	248,836	234,419
Loss from operations	(53,637)	(93,829)
Investment and other income (loss), net	40,308	(17,886)
Net loss	$(13,329)	$(111,715)
Net loss per share - basic and diluted	$(0.08)	$(0.73)
Shares used in computation of per share amounts - basic and diluted	160,657	152,049

Comprehensive loss:
Net loss	$(13,329)	$(111,715)
Other comprehensive income:
Unrealized gain on securities available-for-sale, net of tax	222	27
Foreign currency translation gain (loss)	34	(8)
Total other comprehensive income	256	19
Comprehensive loss	$(13,073)	$(111,696)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balances as of December 31, 2017	144,395	$144	$1,806,159	$63,836	$(1,192,570)	$677,569
Net loss	—	—	—	—	(111,715)	(111,715)
Other comprehensive income	—	—	—	19	—	19
Cumulative effects of accounting changes	—	—	—	(64,119)	90,675	26,556
Issuance of common stock for employee stock purchase plan	106	—	4,424	—	—	4,424
Stock option exercises	375	1	7,480	—	—	7,481
Restricted stock vested during the period, net	24	—	—	—	—	—
Issuance of common stock	13,269	13	658,152	—	—	658,165
Share-based compensation	—	—	16,838	—	—	16,838
Balances as of March 31, 2018	158,169	$158	$2,493,053	$(264)	$(1,213,610)	$1,279,337

Balances as of December 31, 2018	160,262	$160	$2,598,411	$(40)	$(1,324,588)	$1,273,943
Net loss	—	—	—	—	(13,329)	(13,329)
Other comprehensive income	—	—	—	256	—	256
Issuance of common stock for employee stock purchase plan	104	—	6,147	—	—	6,147
Stock option exercises	719	1	20,678	—	—	20,679
Restricted stock vested during the period, net	56	—	—	—	—	—
Share-based compensation	—	—	25,715	—	—	25,715
Balances as of March 31, 2019	161,141	$161	$2,650,951	$216	$(1,337,917)	$1,313,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(13,329)	$(111,715)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	25,715	16,838
Depreciation and amortization	4,944	6,864
Amortization of right-of-use assets	2,421	—
(Gains) losses on equity securities	(38,125)	18,825
Changes in operating assets and liabilities
Accounts receivable, net	(10,674)	(17,531)
Inventories	(13,997)	(11,937)
Prepaid expenses and other assets	7,402	(11,529)
Lease liability	(2,484)	—
Deferred revenue	(6,690)	(8,350)
Other liabilities	(12,410)	(28,629)
Net cash used by operating activities	(57,227)	(147,164)
Investing activities:
Purchases of securities	(78,481)	(62,628)
Proceeds from maturities of securities	127,500	120,022
Proceeds from sales of securities	—	48,469
Purchases of property and equipment	(12,534)	(4,673)
Acquisition of Cascadian Therapeutics, Inc., net of cash acquired	—	(598,151)
Net cash provided (used) by investing activities	36,485	(496,961)
Financing activities:
Net proceeds from issuance of common stock	—	658,165
Proceeds from exercise of stock options and employee stock purchase plan	26,826	11,905
Net cash provided by financing activities	26,826	670,070
Net increase in cash and cash equivalents	6,084	25,945
Cash and cash equivalents at beginning of period	78,186	160,945
Cash and cash equivalents at end of period	$84,270	$186,890
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiaries (collectively “Seattle Genetics,” “we,” “our,” or “us”). All intercompany transactions and balances have been eliminated. We acquired Cascadian Therapeutics, Inc., or Cascadian, in March 2018, as further described in Note 4. Management has determined that we operate in one segment: the development and sale of pharmaceutical products on our own behalf or in collaboration with others. Substantially all of our assets and revenues are related to operations in the U.S.; however, we also have subsidiaries in Australia, Canada, Ireland, Luxembourg, the Netherlands, Switzerland, and the United Kingdom.
The condensed consolidated balance sheet data as of December 31, 2018 were derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position and results of our operations as of and for the periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Non-cash financing and investing activities
We had $8.9 million and $4.6 million of accrued capital expenditures as of March 31, 2019 and December 31, 2018, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have not been included in the statement of cash flows until such amounts have been paid in cash. During the three months ended March 31, 2019, the Company acquired $27.1 million right-of-use assets in exchange for lease liabilities. Refer to Note 3.
Investments
We hold certain equity securities that we acquired in connection with strategic agreements, which are reported at estimated fair value. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.
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

Leases
We adopted Accounting Standards Update, or "ASU 2016-02, Leases" on January 1, 2019. As a result of this standard, we recorded a liability to make lease payments and a right-of-use, asset representing its right to use the underlying asset for the lease term in our condensed consolidated balance sheet. We elected the modified retrospective method transition option, which permitted us not to restate the comparative period presented.
We elected the "package of practical expedients", which permitted us not to reassess under the standard our prior conclusion about lease identification, lease classification and initial direct cost. We also elected the practical expedient to not separate lease and non-lease components for our real estate leases, and elected the short-term lease recognition exemption for our short-term leases, which allows us not to recognize lease liabilities and right-of-use assets on our consolidated balance sheet for leases with an original term of twelve months or less.
The standard had a material impact on our condensed consolidated balance sheet, did not have an impact on our condensed consolidated statement of comprehensive loss, and there was no cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Refer to Note 3 for additional information.
We determine if an arrangement is a lease at inception date. All of our leases are classified as operating leases. Operating lease liabilities and the corresponding right-of-use assets are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease right-of-use asset also excludes lease incentives and initial direct costs incurred. As our existing leases do not contain an implicit interest rate, we estimate our incremental borrowing rate based on information available at commencement date in determining the present value of future payments. We include options to extend the lease in our lease liability and right-of-use asset when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For our short-term leases, we recognize lease payments as an expense on a straight-line base over the lease term.
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
Long-term incentive plans
We have established Long-Term Incentive Plans, or LTIPs. The LTIPs provide eligible employees with the opportunity to receive performance-based incentive compensation, which may be comprised of cash, stock options, and/or RSUs. The payment of cash and the grant and/or vesting of equity are contingent upon the achievement of pre-determined regulatory milestones. We record compensation expense over the estimated service period for each milestone subject to the achievement of the milestone being considered probable in accordance with the provisions of Accounting Standards Codification Topic 450, Contingencies. At each reporting date, we assess whether achievement of a milestone is considered probable and, if so, record compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures. We recognize compensation expense with respect to a milestone over the remaining estimated service period. As of March 31, 2019, the estimated unrecognized compensation expense related to all LTIPs was $54.0 million.
The total estimate of unrecognized compensation expense could change in the future for several reasons, including the addition or termination of employees, the recognition of LTIP compensation expense, or the addition, termination, or modification of an LTIP.
Revenue recognition
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
Our collaboration and license agreements include contractual milestones. Generally, the milestone events coincide with the progression of the collaborators’ product candidates. These consist of development milestones (such as designation of a product candidate or initiation of preclinical studies and the initiation of phase 1, phase 2, or phase 3 clinical trials), regulatory milestones (such as the filing of regulatory applications for marketing approval), and commercialization milestones (such as first commercial sale in a particular market and product sales in excess of a pre-specified threshold). Our ADC collaborators are solely responsible for the development of their product candidates, and the achievement of milestones in any of the categories identified above is based solely on the collaborators’ efforts. Since we do not take a substantive role or control the research, development or commercialization of any products generated by our ADC collaborators, we are not able to reasonably estimate when, if at all, any potential future milestone payments or royalties may be payable to us by our ADC collaborators. As such, the potential future milestone payments associated with our ADC collaborations involve a substantial degree of uncertainty and risk that they may never be received. In the case of our ADCETRIS collaboration with Takeda Pharmaceutical Company Limited, or Takeda, we may be involved in certain development activities; however, the achievement of milestone events under the agreement is primarily based on activities undertaken by Takeda.
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
Recent accounting pronouncements not yet adopted
In June 2016, Financial Accounting Standards Board, or FASB, issued “ASU 2016-13, Financial Instruments: Credit Losses.” The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The standard will become effective for us beginning on January 1, 2020, with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows, and financial statement disclosures.

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
In November 2018, FASB issued “ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606.” The objective of the standard is to clarify the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. Currently, Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election. Similarly, aspects of Topic 606 have resulted in uncertainty in practice about the effect of the revenue standard on the accounting for collaborative arrangements. The standard will become effective for us beginning on January 1, 2020, with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows, and financial statement disclosures.
2. Revenue from contracts with customers
We have one marketed product, ADCETRIS. Substantially all of our product revenues are recorded in the U.S. Substantially all of our royalty revenues are from our collaboration with Takeda. Collaboration and license agreement revenues by collaborator are summarized as follows:

(dollars in thousands)	Three months ended March 31, 2019	Three months ended March 31, 2018
Takeda	$43,379	$13,572
AbbVie	325	8,000
Other	874	7,987
Collaboration and license agreement revenues	$44,578	$29,559
Contract liabilities consist of deferred revenue primarily related to our remaining performance obligations under the Takeda ADCETRIS collaboration and are presented as line items on the condensed consolidated balance sheets. Deferred revenue will be recognized as the remaining performance obligations are satisfied through November 2019.
We recognized collaboration and license agreement revenues of $9.3 million during the three months ended March 31, 2019 that were included in the deferred revenue balance as of December 31, 2018. For the three months ended March 31, 2019, collaboration and license agreement revenues from Takeda also included substantially all of a $30.0 million regulatory milestone, which was related to European Commission approval of ADCETRIS for patients with previously untreated CD30-expressing stage IV classical Hodgkin lymphoma, received by Takeda during the quarter.
3. Operating leases
We have operating leases for our office and laboratory facilities with terms that expire from 2021 through 2029. Upon adoption of Topic 842 on January 1, 2019, we recognized $35.2 million of operating lease liabilities and $34.7 million of operating lease right-of-use assets for our existing leases on our condensed consolidated balance sheet. As of March 31, 2019, our operating lease liabilities and operating lease right-of-use assets were $67.0 million and $59.3 million, respectively. The increases in operating lease liabilities and operating lease right-of-use assets during the three months ended March 31, 2019 reflected new facilities leases that commenced during the period. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of March 31, 2019.
Supplemental operating lease information were as follows:

(dollars in thousands)	Three months ended March 31, 2019
Operating lease cost	$3,186
Variable lease cost	$678
As of March 31, 2019, the weighted average remaining lease term for our operating leases was 7.3 years, and the weighted average discount rate for our operating leases was 5.4%.
Future minimum lease payments under the lease agreements as of March 31, 2019 were as follows:

Years ending December 31,	(dollars in thousands)
2019 (remaining nine months)	$6,850
2020	11,173
2021	12,059
2022	11,555
2023	11,388
Thereafter	30,455
Total future minimum lease payments	$83,480
Less: imputed interest	(16,436)
Total	$67,044
Operating lease liabilities were recorded in the following captions of our condensed consolidated balance sheet were as follows:

(dollars in thousands)	March 31, 2019
Accrued liabilities and other	$6,018
Operating lease liabilities, long-term	61,026
Total	$67,044
We have also entered into additional lease obligations of $16.9 million for office space that have not commenced as of March 31, 2019, and we expect to commence in the second quarter of 2019.
As of December 31, 2018, our future obligations related to building leases were as follows:

Years ending December 31,	(dollars in thousands)
2019	$10,332
2020	11,863
2021	12,770
2022	12,288
2023	12,142
Thereafter	30,517
Total future minimum lease payments	$89,912
4. Acquisition of Cascadian
In March 2018, we acquired all issued and outstanding shares of Cascadian, a clinical-stage biopharmaceutical company based in Seattle, Washington, for $10.00 per share in cash, or approximately $614.1 million, which was funded by an underwritten public offering as further described in Note 6. The acquisition of Cascadian expanded our late-stage pipeline, providing global rights to tucatinib, an investigational oral tyrosine kinase inhibitor, or TKI, that was being evaluated in a phase 2 trial called HER2CLIMB for patients with HER2 positive metastatic breast cancer who have been previously treated with HER2-targeted agents, including patients with or without brain metastases.
The acquisition of Cascadian was accounted for as a business combination. During the three months ended March 31, 2018, we incurred $8.5 million in acquisition-related costs, which were recorded in selling, general and administrative expenses.

The purchase price allocation of the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date was as follows:

(dollars in thousands)
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
The financial information in the table below summarizes the combined results of operations of Seattle Genetics and Cascadian on a pro forma basis for the 2018 comparative period:

(dollars in thousands)	Three months ended March 31, 2018
Revenues	$140,590
Net loss	(140,649)
5. Net loss per share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include incremental common shares issuable upon the vesting of unvested restricted stock units and the exercise of outstanding stock options, calculated using the treasury stock method.
For the three months ended March 31, 2019 and 2018, we excluded all restricted stock units and stock options from the per share calculations as such securities were anti-dilutive. The weighted average number of restricted stock units and stock options that were excluded totaled approximately 13,202,000 and 13,506,000 for the three months ended March 31, 2019 and 2018, respectively.
6. Common stock
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
The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2019
Short-term investments—U.S. Treasury securities	$334,025	$—	$—	$334,025
Other non-current assets—equity securities	151,937	—	—	151,937
Total	$485,962	$—	$—	$485,962
December 31, 2018
Short-term investments—U.S. Treasury securities	$332,486	$—	$—	$332,486
Long-term investments—U.S. Treasury securities	49,194	—	—	49,194
Other non-current assets—equity securities	113,812	—	—	113,812
Total	$495,492	$—	$—	$495,492
Our equity securities primarily consisted of holdings in common stock of Immunomedics, Inc., purchased in connection with a strategic collaboration with the company in 2017. The collaboration agreement with Immunomedics was subsequently terminated in 2017.
Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2019
U.S. Treasury securities	$333,796	$263	$(34)	$334,025
Contractual maturities (at date of purchase):
Due in one year or less	$198,093			$198,126
Due in one to two years	135,703			135,899
Total	$333,796			$334,025
December 31, 2018
U.S. Treasury securities	$381,673	$133	$(126)	$381,680
Contractual maturities (at date of purchase):
Due in one year or less	$246,440			$246,402
Due in one to two years	135,233			135,278
Total	$381,673			$381,680

8. Investment and other income (loss), net
Investment and other income (loss), net consisted of the following:

	Three months ended March 31,
(dollars in thousands)	2019	2018
Gain (loss) on equity securities	$38,125	$(18,825)
Investment income, net	2,183	939
Total investment and other income (loss), net	$40,308	$(17,886)
Gain (loss) on equity securities includes the realized and unrealized holding gains and losses on our equity securities. Our equity securities are described in more detail in Note 7.
9. Inventories
The following table presents our inventories of ADCETRIS:

(dollars in thousands)	March 31, 2019	December 31, 2018
Raw materials	$56,963	$43,986
Finished goods	10,273	9,253
Total	$67,236	$53,239
We capitalize ADCETRIS inventory costs. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales. We do not capitalize manufacturing costs for any of our product candidates.
10. Legal matters
On March 8, 2018, three purported stockholders of Cascadian filed a Verified Complaint to Compel Inspection of Books and Records under 8 Del. C. §220 in the Delaware Court of Chancery against Cascadian, seeking to inspect books and records in order to determine whether wrongdoing or mismanagement has taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence and disinterestedness of the former Cascadian directors with respect to the Cascadian Acquisition. We filed our answer to this complaint on March 28, 2018. On February 20, 2019, we entered into an agreement regarding production and confidentiality of books and records with plaintiffs, pursuant to which we produced relevant books and records on April 22, 2019. As a result of this lawsuit, we may incur litigation and indemnification expenses.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including the following discussion of our financial condition and results of operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements except as required by law. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Part II. Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
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
Our marketed product ADCETRIS is commercially available in 72 countries, including in the U.S., Canada, members of the European Union and Japan. We commercialize ADCETRIS in the U.S. and its territories and in Canada, and we are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Takeda has commercial rights in the rest of the world and pays us a royalty. ADCETRIS is approved by the U.S. Food and Drug Administration, or FDA, in six indications. For patients with Hodgkin lymphoma, ADCETRIS is approved as monotherapy for patients whose disease has relapsed and as consolidation therapy following prior treatment, and in combination with chemotherapy for the treatment of patients with previously untreated disease. For patients with T-cell lymphomas, ADCETRIS is approved as monotherapy in patients with relapsed or refractory systemic anaplastic large cell lymphoma, or sALCL, or certain types of cutaneous T-cell lymphoma, or CTCL, or in combination with chemotherapy in patients with previously untreated CD30-expressing peripheral T-cell lymphoma, or PTCL.
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
In collaboration with Astellas Pharma, Inc., or Astellas, we are developing enfortumab vedotin, which is an ADC targeting Nectin-4. We and Astellas are conducting a pivotal phase 2 trial, called EV-201, evaluating single-agent enfortumab vedotin for patients with locally advanced or metastatic urothelial cancer who were previously treated with a PD-1 or PD-L1 inhibitor, including those who have also been treated with a platinum-containing chemotherapy, or the first cohort, and those who have not received a platinum-containing chemotherapy and who are ineligible for cisplatin, or the second cohort. In March 2018, the FDA granted Breakthrough Therapy designation to enfortumab vedotin for patients with locally advanced or metastatic urothelial cancer who were previously treated with a checkpoint inhibitor. In March 2019, we announced positive top-line results from the first cohort of EV-201 that enrolled 128 patients who previously received both platinum-containing chemotherapy and a PD-1 or PD-L1 inhibitor. Results from the first cohort showed a 44 percent objective response rate, or ORR, per blinded independent central review. The duration of response was consistent with that recently reported in the previous phase 1 study, or EV-101. The most common treatment-related adverse events included fatigue, alopecia, decreased appetite, rash and peripheral neuropathy. Based on these results, we and Astellas plan to submit a Biologics License Application to the FDA in 2019 under the FDA's accelerated approval pathway. The second cohort of the EV-201 trial continues to enroll patients. We and Astellas are also conducting a global, randomized phase 3 trial, called EV-301, for patients with metastatic urothelial cancer who previously received both platinum chemotherapy and a PD-1 or PD-L1 inhibitor. EV-301 is intended to support global regulatory applications for potential approvals in regions where EV-201 does not support approval and potentially serve as a confirmatory trial in the U.S. if we are able to obtain accelerated approval based on the data from the first cohort in the EV-201 trial. Additionally, we and Astellas are conducting a phase 1b trial of enfortumab vedotin, called EV-103, in combination with either pembrolizumab and/or other anticancer agents as first- or second-line treatment for patients with locally advanced or metastatic urothelial cancer.
We are also developing tucatinib, an oral TKI targeting HER2, a growth factor receptor overexpressed in many cancers. Tucatinib is currently being evaluated as part of a combination regimen in a global randomized (2:1) pivotal trial, called HER2CLIMB, comparing tucatinib vs. placebo, each in combination with capecitabine and trastuzumab. The trial is evaluating patients with HER2-positive metastatic breast cancer who have been previously treated with trastuzumab, pertuzumab (Perjeta®) and ado-trastuzumab emtansine, or T-DM1, (Kadcyla®), including patients with or without brain metastases. In early 2019, we announced that we achieved enrollment of 480 patients in the trial to enable analysis of the primary endpoint of progression-free survival, or PFS, with top-line data expected to be reported in 2019. In April 2019, we reached the target enrollment of 600 patients in HER2CLIMB to support the analyses of key secondary endpoints, including overall survival, or OS, as well as PFS in patients with brain metastases.
In collaboration with Genmab A/S, or Genmab, we are developing tisotumab vedotin, which is an ADC targeting tissue factor, or TF. We and Genmab are conducting a pivotal phase 2 trial, called the innovaTV 204 trial, evaluating single-agent tisotumab vedotin for patients with recurrent and/or metastatic cervical cancer who have relapsed or progressed after standard of care treatment. The trial is intended to support potential regulatory submission under the FDA's accelerated approval pathway. In March 2019, we completed enrollment in the innovaTV 204 trial. Additionally in March 2019, updated results from the phase 1/2 dose-escalation trial, called innovaTV 201, of tisotumab vedotin were presented at the Society of Gynecologic Oncology, or SGO, 50th annual meeting. The data showed a 22 percent confirmed objective response rate by independent review committee and median duration of response of six months in recurrent or metastatic cervical cancer. The most common adverse events of any grade were epistaxis (51 percent), fatigue (51 percent), nausea (49 percent), conjunctivitis (42 percent) and alopecia (40 percent). We are also conducting a phase 2 clinical trial called innovaTV 207, for patients with other solid tumors including colorectal, non-small cell lung, pancreatic or head and neck cancers. The trial is intended to inform a potential future broad development program. In addition, we are conducting a phase 2 clinical trial, called innovaTV 208, for patients with platinum-resistant ovarian cancer.
We are developing ladiratuzumab vedotin, an ADC targeting LIV-1, which is currently being evaluated in phase 1 and phase 2 clinical trials both as monotherapy and in combination with other agents for patients with metastatic triple-negative breast cancer.
Our early-stage clinical pipeline includes SGN-CD48A, which utilizes our ADC technology, and SEA-BCMA, a monoclonal antibody utilizing our sugar-engineered antibody, or SEA, technology. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies, and we plan to submit several investigational new drug applications to the FDA in 2019. As a result of recent portfolio prioritization decisions, we are no longer developing SGN-2FF.
We have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; and Progenics Pharmaceuticals Inc., or Progenics. Of these collaborators, Genentech, GSK and AbbVie each have ADCs using our technology in late-stage clinical trials. In December 2018, Roche submitted regulatory applications in the U.S. and the European Union, or EU, for approval of polatuzumab vedotin, an ADC that uses our technology, to treat patients with relapsed or refractory diffuse large B-cell lymphoma. In February 2019, the FDA granted polatuzumab vedotin priority review with a Prescription Drug User Fee Act, or PDUFA, date of August 19, 2019. In addition, we have a collaboration with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer. Unum is conducting a phase 1 trial evaluating Unum's ACTR087 drug candidate in combination with SEA-BCMA in patients with relapsed/refractory multiple myeloma.
Outlook
Our ongoing research, development, manufacturing and commercial activities will require substantial amounts of capital and may not ultimately be successful. We expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization of ADCETRIS and the continued development of ADCETRIS, enfortumab vedotin, tucatinib, and tisotumab vedotin. Enfortumab vedotin, tucatinib, tisotumab vedotin, and our other product candidates will require significant further development, financial resources and personnel to pursue, obtain and maintain regulatory approvals and to develop them into commercially viable products, if at all. Our other product candidates are in relatively early stages of development. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. Our commitment of resources to the continuing development, regulatory and commercialization activities for

ADCETRIS, the research, continued development and manufacturing of our product candidates, launch and commercialization activities for potential new products, and the anticipated expansion of our pipeline and operations will likely require us to raise substantial amounts of additional capital, and our operating expenses may fluctuate as a result of such activities. We may also incur significant milestone payment obligations to certain of our licensors as our product candidates progress through clinical trials towards potential commercialization.
We recognize revenue from ADCETRIS product sales in the U.S. and Canada. Our future ADCETRIS product sales are difficult to accurately predict from period to period and are dependent on, among other things, the incidence flow of patients eligible for treatment with ADCETRIS. In this regard, our product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors. Such factors include the approval of ADCETRIS in additional indications, the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payors, competition, the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, physicians’ perception and adoption of ADCETRIS, the overall level of demand for ADCETRIS, and the duration of therapy for patients receiving ADCETRIS. In particular:

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

While we expect continued growth in ADCETRIS sales in 2019 as compared to 2018, we expect that our ability to grow ADCETRIS sales, if at all, will depend primarily on our ability to establish or demonstrate in the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in the newly-diagnosed, previously untreated Stage III and IV classical Hodgkin lymphoma indication approved in March 2018 based on the results of the ECHELON-1 trial, or the frontline Hodgkin lymphoma indication, and the newly diagnosed, previously untreated sALCL, or other CD30-expressing PTCL, including angioimmunoblastic T-cell lymphoma and PTCL not otherwise specified, indication approved in November 2018 based on the results of the ECHELON-2 trial, or the frontline PTCL indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS in these indications. Further, our ability to grow ADCETRIS sales will be affected by our ability to continue to expand ADCETRIS’ utilization across all labeled indications of use. In addition, Takeda may be unable to obtain regulatory approvals of ADCETRIS in the ECHELON-1 treatment setting in its territories (other than in jurisdictions like Japan and the European Union where ADCETRIS is approved in combination with doxorubicin (Adriamycin®), vinblastine and dacarbazine, or AVD, as a frontline treatment option for CD30-positive Hodgkin lymphoma patients), and of ADCETRIS in the ECHELON-2 treatment setting in its territories, which also would limit their sales of, and the commercial potential of, ADCETRIS.
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
Financial summary
For the three months ended March 31, 2019, total revenues increased to $195.2 million, compared to $140.6 million for the same period in 2018. This increase was driven primarily by 42% higher ADCETRIS net product sales. Net product sales of ADCETRIS were $135.0 million for the three months ended March 31, 2019, compared to $95.4 million for the same period in 2018, which increased primarily driven by recent ADCETRIS label expansions.
For the three months ended March 31, 2019, total costs and expenses increased to $248.8 million, compared to $234.4 million for the same period in 2018. This primarily reflected higher sales and marketing costs to support recent ADCETRIS launches, as well as higher research and development expenses for our continued investment in our late-stage pipeline, offset in part by upfront payments for in-license agreements in the comparable period of 2018. Net loss for the three months ended

March 31, 2019 was favorably impacted by a net gain of $38.1 million resulting from the change in the fair value of our equity securities.
As of March 31, 2019, we had $418.3 million in cash, cash equivalents and investments and $1.3 billion in total stockholders’ equity.
Results of operations
Net product sales
We sell ADCETRIS in the U.S. and Canada.

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
Net product sales	$135,001	$95,357	42%
The increase in net product sales for the three months ended March 31, 2019 from the comparable period in 2018 primarily resulted from higher sales volume during 2019 and, to a lesser extent, from the effect of price increases. Higher sales volume during the 2019 period was driven by label expansions of ADCETRIS; in particular, for the frontline Hodgkin lymphoma indication in March 2018, and for the frontline PTCL indication in November 2018.
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
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2018	$26,968	$5,604	$32,572
Provision related to current period sales	57,105	3,293	60,398
Adjustment for prior period sales	160	(188)	(28)
Payments/credits for current period sales	(39,899)	(1,426)	(41,325)
Payments/credits for prior period sales	(13,332)	(678)	(14,010)
Balance as of March 31, 2019	$31,002	$6,605	$37,607
Mandatory government discounts are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the three months ended March 31, 2019 as a result of price increases we instituted that exceeded the rate of inflation. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2019 as compared to 2018, driven by growth in ADCETRIS gross sales.
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
Collaboration and license agreement revenues by collaborator were as follows:

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
Takeda	$43,379	$13,572	220%
AbbVie	325	8,000	(96)%
Other	874	7,987	(89)%
Total collaboration and license agreement revenues	$44,578	$29,559	51%
Collaboration revenues from Takeda fluctuate based on changes in the recognized portion of reimbursement funding under the ADCETRIS collaboration, which are impacted by the activities each party is performing under the collaboration agreement at a given time. For example, when Takeda’s level of spending on clinical collaboration activities increases above our own, our earned portion of reimbursement funding generally decreases. Additionally, we receive reimbursement for the cost of drug product supplied to Takeda for its use, the timing of which fluctuates based on Takeda’s product supply needs. Collaboration revenues from Takeda can also fluctuate based on the achievement of milestones by Takeda. The increase in collaboration revenues from Takeda for the three months ended March 31, 2019 reflects the earned portion of a $30.0 million milestone related to European Commission approval of ADCETRIS for patients with previously untreated CD30-expressing stage IV classical Hodgkin lymphoma. As of March 31, 2019, $26.5 million of deferred revenue was related to our collaboration with Takeda, which we will recognize as the remaining performance obligations are satisfied through November 2019.
Collaboration revenues from AbbVie decreased for the three months ended March 31, 2019 from the comparable period in 2018 due to the recognition of a development milestone from our ADC collaboration in 2018.
Other collaboration revenues decreased for the three months ended March 31, 2019 from the comparable period in 2018, primarily due to clinical manufacturing services performed for BMS during the three months ended March 31, 2018, under a transitional services agreement related to our acquisition of a manufacturing facility. These activities concluded as of March 31, 2018.
Our collaboration and license agreement revenues are impacted by the term and duration of those agreements and by progress-dependent milestones, annual maintenance fees, and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved and our ability to enter into potential additional collaboration and license agreements. We expect our collaboration and license agreement revenues in 2019 to be higher than 2018, driven by the timing of milestones.
Collaboration agreements
Takeda
Our ADCETRIS collaboration with Takeda provides for the global co-development of ADCETRIS and the commercialization of ADCETRIS by Takeda in its territory. We received an upfront payment and have received and are entitled to receive progress- and sales-dependent milestone payments based on Takeda’s achievement of significant events under the collaboration, in addition to tiered royalties with percentages ranging from the mid-teens to the mid-twenties based on net sales of ADCETRIS within Takeda’s licensed territories. Additionally, we and Takeda equally co-fund the cost of selected development activities conducted under the collaboration. We recognize as collaboration revenue the upfront payment, progress-dependent development and regulatory milestone payments, and net development cost reimbursement payments from Takeda over the ten-year development period of the collaboration, which ends in November 2019. When the performance of development activities under the collaboration results in us making a reimbursement payment to Takeda, the effect is to reduce the amount of collaboration revenue that we record. We also receive reimbursement for the cost of drug product supplied to Takeda for its use and, in some cases, pay Takeda for drug product they supply to us. The earned portion of net collaboration payments is reflected in collaboration and license agreement revenues.
As of March 31, 2019, total future potential milestone payments to us under the ADCETRIS collaboration could total approximately $125.0 million. Of that amount, up to approximately $7.0 million relates to the achievement of development milestones, up to approximately $78.0 million relates to the achievement of regulatory milestones and up to approximately $40.0 million relates to the achievement of commercial milestones. As of March 31, 2019, $110.0 million in milestones had been achieved as a result of regulatory and commercial progress by Takeda.

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
In 2018, we and Astellas entered into a joint commercialization agreement to govern the global commercialization of enfortumab vedotin, if approved for commercial sale:

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
As of March 31, 2019, our ADC collaborations had generated approximately $400.0 million, primarily in the form of upfront and milestone payments. Remaining milestone payments to us under our current ADC collaborations could total approximately $2.3 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.3 billion relates to the achievement of development milestones, approximately $1.0 billion relates to the achievement of regulatory milestones and approximately $1.0 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any potential future milestone payments or royalties may be payable by our collaborators. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result and have resulted in a collaborator abandoning or delaying development of its product candidates. As such, the potential future milestone payments associated with our ADC collaboration agreements involve a substantial degree of risk and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above, and it is possible that we may never receive any additional significant milestone payments under these agreements in the future.
Royalty revenues and cost of royalty revenues
Royalty revenues primarily reflect royalties earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on sales volume. Takeda bears third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Cost of royalty revenues reflects amounts owed to our third-party licensors related to Takeda's sales of ADCETRIS.

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
Royalty revenues	$15,620	$15,674	—%
Cost of royalty revenues	$2,389	$5,377	(56)%
Royalty revenues for the three months ended March 31, 2019 were consistent with the comparable period in 2018. Takeda net sales of ADCETRIS in its territories increased during the 2019 period; however, royalty revenue for the comparable period in 2018 included additional royalty revenue attributable to Takeda's portion of certain third-party royalty obligations which expired at the end of 2018. We expect that royalty revenues will increase in 2019 as compared to 2018, primarily due to anticipated increases in sales volume by Takeda.
Cost of royalty revenues fluctuates based on the amount of net sales of ADCETRIS by Takeda in its territories. Cost of royalty revenues decreased for the three months ended March 31, 2019 from the comparable period in 2018 due to lower amounts owed to certain third-party licensors.
Cost of sales
ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs, and distribution and other costs.

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
Cost of sales	$7,911	$10,358	(24)%
Cost of sales decreased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to a reduction in amounts owed to certain third-party licensors, offset in part by increased ADCETRIS sales volumes. We expect cost of sales to decrease in 2019 as compared to 2018, primarily due to a reduction in royalties owed under technology license agreements.
Research and development

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
Research and clinical development	$106,202	$116,540	(9)%
Process sciences and manufacturing	52,063	35,962	45%
Total research and development	$158,265	$152,502	4%
Certain prior year balances have been reclassified within research and development expenses to conform to current year presentation.
Research and clinical development expenses include, among other things, personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The decrease for the three months ended March 31, 2019 from the comparable period in 2018 reflected $35.0 million of upfront in-licensing payments made during the first quarter of 2018, offset in part by increases in employee-related costs and co-development costs to support our late stage pipeline of product candidates.

Process sciences and manufacturing expenses include personnel and occupancy expenses, external contract manufacturing costs for the scale-up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase for the three months ended March 31, 2019 from the comparable period in 2018 primarily reflected increases in staffing and other costs to support our late-stage pipeline of product candidates.
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

	Three months ended March 31,		Five years ended
(dollars in thousands)	2019	2018	March 31, 2019
ADCETRIS (brentuximab vedotin)	$6,981	$7,531	$294,372
Enfortumab vedotin	6,451	4,163	61,933
Tucatinib	20,413	2,874	61,152
Tisotumab vedotin	7,580	7,368	35,855
Ladiratuzumab vedotin	5,559	7,255	57,817
Other clinical stage programs	5,179	7,247	256,903
Total third-party costs for clinical stage programs	52,163	36,438	768,032
Other costs and overhead	106,102	116,064	1,262,326
Total research and development	$158,265	$152,502	$2,030,358
Third-party costs for ADCETRIS decreased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to a reduction in clinical trial activities, as well as less drug product supplied to Takeda. The cost of drug product supplied to Takeda is charged to research and development expense. We are reimbursed for the drug product, which is included in collaboration and license agreement revenues.
Third-party costs for enfortumab vedotin increased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to increases in clinical trial and manufacturing expenses.
Third-party costs for tucatinib increased for the three months ended March 31, 2019 from the comparable period in 2018 due to higher clinical trial expenses for the phase 2 pivotal trial called HER2CLIMB, and higher manufacturing expenses.
Third-party costs for tisotumab vedotin for the three months ended March 31, 2019 were consistent with the comparable period in 2018.
Third-party costs for ladiratuzumab vedotin decreased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to lower drug supply expenses.
Other costs and overhead include third-party costs of our preclinical programs and costs associated with personnel and facilities. These costs decreased for the three months ended March 31, 2019 from the comparable period in 2018, due primarily to $35.0 million of upfront in-licensing payments made in the first quarter of 2018, offset in part by higher expenses associated with our preclinical programs.
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
We anticipate that our total research and development expenses in 2019 will increase compared to 2018 due primarily to higher costs for the development of our product candidates, primarily enfortumab vedotin, tucatinib, tisotumab vedotin, and ladiratuzumab vedotin. Certain ADCETRIS development activities, including some clinical studies, will be conducted by Takeda, the costs of which are not reflected in our research and development expenses. Because of these and other factors, expenses will fluctuate based upon many factors, including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.
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
Selling, general and administrative

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
Selling, general and administrative	$80,271	$66,182	21%
Selling, general and administrative expenses increased for the three months ended March 31, 2019 from the comparable period in 2018 primarily due to increases in staffing, external spend related to our late-stage product candidates and ADCETRIS commercialization efforts related to the frontline Hodgkin lymphoma and frontline PTCL indications, as well as higher infrastructure costs to support our continued growth. The three months ended March 31, 2018 included costs associated with the Cascadian Acquisition.
We anticipate that selling, general and administrative expenses will increase in 2019 compared to 2018 as we continue our commercial activities in support of the commercialization of ADCETRIS, as well as our support of general operations.
Investment and other income (loss), net

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
Gain (loss) on equity securities	$38,125	$(18,825)	(303)%
Investment income, net	2,183	939	132%
Total investment and other income (loss), net	$40,308	$(17,886)	(325)%
Investment and other income (loss), net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities (which primarily include common stock holdings in Immunomedics), realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
The increase in investment and other income (loss), net for the three months ended March 31, 2019 from the comparable period in 2018 was driven by a $38.1 million net gain from changes in the fair value of our equity securities. As of March 31, 2019, our shares held of Immunomedics common stock had a fair value of $148.3 million, which are included in other non-current assets.
Liquidity and capital resources

(dollars in thousands)	March 31, 2019	December 31, 2018
Cash, cash equivalents, and investments	$418,295	$459,866
Working capital	471,923	428,523
Stockholders’ equity	1,313,411	1,273,943

	Three months ended March 31,
(dollars in thousands)	2019	2018
Cash provided (used) by:
Operating activities	$(57,227)	$(147,164)
Investing activities	36,485	(496,961)
Financing activities	26,826	670,070
The change in net cash from operating activities primarily was related to the change in our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable.
The change in net cash from investing activities reflected differences between the proceeds received from sale and maturity of our investments and amounts reinvested, as well as payments for business combinations. Cash used for investing activities during the three months ended March 31, 2018 included $614.1 million cash paid (or $598.2 million net of the cash acquired) for the Cascadian Acquisition in 2018.
The change in net cash from financing activities included proceeds from stock option exercises and our employee stock purchase plan for all periods presented. Cash provided by financing activities during the three months ended March 31, 2018 included $658.2 million in net proceeds from our public offering in 2018.
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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of March 31, 2019, we had $418.3 million held in cash, cash equivalents and investments scheduled to mature within the next twelve months.
At our currently planned spending rates, we believe that our existing financial resources, together with product and royalty revenues from sales of ADCETRIS and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months.
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our development, manufacturing and clinical trial activities for ADCETRIS and our other pipeline programs, as well as commercialize ADCETRIS and prepare to potentially launch and commercialize additional products. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, the research, continued development and manufacturing of our product candidates, our pursuit of regulatory approvals for and preparing to potentially launch and commercialize our product candidates, and the anticipated expansion of our pipeline and operations will likely require us to raise substantial amounts of additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. Moreover, in the event of a termination of the ADCETRIS collaboration agreement with Takeda, we would not receive development cost sharing payments or milestone payments or royalties for the development or sale of ADCETRIS in Takeda’s territory, and we would be required to fund all ADCETRIS development and commercial activities, which could lead to a need for us to raise additional capital. In addition, we may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We may seek additional capital through some or all of the following methods: corporate collaborations, licensing arrangements, and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional capital when we need it, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations.
Commitments
Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2018. In April 2019, we entered into a 10-year lease extension for one of our facilities being used for office space, which contains 5-year accelerated termination date options. The lease extension will commence in June 2019. Aggregate base rent due over the extended 10-year lease term is approximately $13.5 million.
Except with respect to the foregoing, our future minimum contractual commitments have not changed materially from the amounts previously reported.
Critical accounting policies
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the three months ended March 31, 2019 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent accounting pronouncements
Refer to “Part I. Item 1. Note 1–-Summary of significant accounting policies” for a discussion on recent accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to “Note 10. Legal matters” of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
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
ADCETRIS®, or brentuximab vedotin, is our only product approved for marketing and our ability to generate revenue from product sales and our prospects for profitability are substantially dependent on our ability to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and our ability to continue to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

•
we may be unable to effectively commercialize ADCETRIS in any new indications for which we receive marketing approval, including in the newly diagnosed, previously untreated Stage III and IV classical Hodgkin lymphoma indication approved in March 2018 based on the results of the ECHELON-1 trial, or the frontline Hodgkin lymphoma indication, and the newly diagnosed, previously untreated systemic anaplastic large-cell lymphoma, or sALCL or other CD30-expressing peripheral T-cell lymphomas, or PTCL, including angioimmunoblastic T-cell lymphoma and PTCL not otherwise specified indication approved in November 2018 based on the results of the ECHELON-2 trial, or the frontline PTCL indication;

•
we and/or Takeda Pharmaceutical Company Limited, or Takeda, our collaborator in the development and commercialization of ADCETRIS, may not be able to obtain and maintain regulatory approvals to market ADCETRIS in its currently approved indications or for any additional indications in our respective territories, including in the frontline Hodgkin lymphoma and frontline PTCL indications outside the U.S., which would limit sales of, and the commercial potential of, ADCETRIS;

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

•	the estimated incidence rate of new patients in ADCETRIS’ approved indications may be lower than our projections;

•	there may be adverse results or events reported in any of the clinical trials that we, Takeda and/or Bristol-Myers Squibb Company, or BMS, are conducting or may in the future conduct for ADCETRIS;

•	we may be unable to continue to effectively market, sell and distribute ADCETRIS;

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
While ADCETRIS product sales have grown over time, and our future plans assume that sales of ADCETRIS will increase, we cannot assure you that, even with the recent expansions to the prescribing label for ADCETRIS in the United States, which now includes, the frontline Hodgkin lymphoma and frontline PTCL indications, ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. We also expect that our ability to grow ADCETRIS sales, if at all, will depend primarily on our ability to establish or demonstrate in the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in the frontline Hodgkin lymphoma and frontline PTCL indications, and the extent to which physicians make prescribing decisions with respect to ADCETRIS in these indications. Further, our ability to grow ADCETRIS sales will be affected by our ability to continue to expand ADCETRIS’ utilization across all labeled indications of use. In addition, Takeda may be unable to obtain regulatory approvals of ADCETRIS in the ECHELON-1 treatment setting in its territories (other than in jurisdictions like Japan and the European Union where ADCETRIS is approved in combination with doxorubicin (Adriamycin®), vinblastine and dacarbazine, or AVD, as a frontline treatment option for CD30-positive Hodgkin lymphoma patients), and of ADCETRIS in the ECHELON-2 treatment setting in its territories, which also would limit their sales of, and the commercial potential of, ADCETRIS.
We and Takeda have formed a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a companion diagnostic test with the goal of identifying patients who might respond to treatment with ADCETRIS based on CD30 expression levels in their tissue specimens. The Food and Drug Administration, or FDA, and similar regulatory authorities outside the United States regulate companion diagnostics. Companion diagnostics may require separate or coordinated regulatory approval prior to or in association with commercialization of the related therapeutic product. While the FDA did not require the concurrent approval of a CD30 companion diagnostic for approval of ADCETRIS in the frontline PTCL indication or in any other of its approved indications, the FDA's approval of ADCETRIS in the frontline PTCL indication included a post-marketing commitment to develop a clinically validated in-vitro diagnostic device for the selection of patients with CD30-expressing PTCL, not including sALCL, for treatment with ADCETRIS in this indication. If Ventana develops an in-vitro diagnostic device that we are able to clinically validate, the FDA may revise our label for the frontline PTCL indication to require the use of the in-vitro test as a companion diagnostic or to include additional clinical data regarding the use of the in-vitro test as a complementary diagnostic. If the FDA or another regulatory authority requires a companion diagnostic in the ADCETRIS label for the frontline PTCL indication or in connection with or as a condition of future regulatory approvals, such a requirement may limit our ability to commercialize ADCETRIS in the applicable treatment setting due to potential label requirements, prescriber practices, constraints on availability of the diagnostic, or other factors. If Ventana is unable to successfully develop the CD30 in-vitro diagnostic, or experiences delays in doing so, or we experience delays in clinical validation of the diagnostic, we will likely need to renegotiate the timing or content of our post-marketing commitment regarding the in-vitro diagnostic device with the FDA.
Even if we and Takeda receive the required regulatory approvals to market ADCETRIS for any additional indications or in additional jurisdictions, we and Takeda may not be able to effectively commercialize ADCETRIS, including for the reasons set forth above. Our ability to grow ADCETRIS product sales in future periods is also dependent on price increases, and we periodically increase the price of ADCETRIS. Price increases on ADCETRIS and negative publicity regarding drug pricing and price increases generally, whether on ADCETRIS or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, ADCETRIS. In any event, we cannot assure you that price increases we have taken or may take in the future will not in the future negatively affect ADCETRIS sales.
Our success also depends on our ability to obtain regulatory approvals of our product candidates and, if approved, to successfully launch and commercialize those product candidates. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In furtherance of our growth strategy, we have made significant investments in a number of product candidates, including our later-stage product candidates enfortumab vedotin, tucatinib and tisotumab vedotin. In March 2019, we announced positive top-line results from the first cohort of patients enrolled in a pivotal phase 2 trial of enfortumab vedotin, or the EV-201 trial, who previously received both platinum chemotherapy and a checkpoint inhibitor (PD-1 or PD-L1) that is being conducted by us and Astellas Pharma Inc., or Astellas. Based on the results from the first cohort, we and Astellas plan to submit a Biologics License Application, or BLA, to the FDA in 2019 under the FDA’s accelerated approval pathway. Our and Astellas’ ability to complete the planned BLA submission on the anticipated timing remains subject to our and Astellas’ ability to complete necessary pre-filing activities, including chemistry, manufacturing and controls, or CMC, activities. Moreover, obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for enfortumab vedotin or any of our other product candidates. In addition, although enfortumab vedotin was granted Breakthrough Therapy designation by the FDA for patients with locally advanced or metastatic urothelial cancer whose disease has progressed during or following treatment with a PD-1 or PD-L1 inhibitor, Breakthrough Therapy designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that enfortumab vedotin will receive any marketing approvals. In any event, we cannot predict whether our planned BLA submission, if submitted, will be approved in a timely manner, if at all, and we cannot otherwise assure you that any of our product candidates will receive any marketing approvals. In fact, it is possible that none of our product candidates will ever become commercial products. Even if approved for commercial sale, our ability to realize the anticipated benefits from our product candidates is subject to a number of risks and uncertainties, including our and our collaborators’ ability to successfully launch, market and commercialize any approved products, our reliance, in the case of enfortumab vedotin and tisotumab vedotin, on Astellas and Genmab A/S, or Genmab, respectively, to effectively jointly commercialize any new approved products with us, the acceptance of any new approved products by the medical community and patients, and the extent to which coverage and reimbursement for any new approved products will be available from government and health administration authorities, private health insurers and other third-party payors.
If we are unable to obtain and maintain regulatory approval for our product candidates, including enfortumab vedotin, in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates and our prospects for profitability would be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Reports of adverse events or safety concerns involving ADCETRIS or our product candidates could delay or prevent us from obtaining or maintaining regulatory approvals, or could negatively impact sales of ADCETRIS or the prospects for our product candidates.
Reports of adverse events or safety concerns involving ADCETRIS could interrupt, delay or halt clinical trials of ADCETRIS, including the post-approval confirmatory studies that Takeda is required to conduct as a condition of the marketing authorization of ADCETRIS by the EC. In addition, reports of adverse events or safety concerns involving ADCETRIS could result in regulatory authorities limiting, denying or withdrawing approval of ADCETRIS for any or all indications, including the use of ADCETRIS for the treatment of patients in its approved indications. For example, there was an increased incidence of febrile neutropenia and peripheral neuropathy in the ADCETRIS plus AVD arm of the ECHELON-1 trial. The ADCETRIS label provides for use of prophylactic growth factors for Stage III or IV classical Hodgkin lymphoma patients receiving ADCETRIS plus AVD to mitigate events of neutropenia and febrile neutropenia, but despite this, these product safety concerns could limit prescribing of ADCETRIS for newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin lymphoma and negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market. There are no assurances that patients receiving ADCETRIS will not experience serious adverse events in the future.

Further, there are no assurances that patients receiving ADCETRIS with co-morbid diseases not previously studied, such as autoimmune diseases, will not experience new or different serious adverse events in the future.
Adverse events may negatively impact the sales of ADCETRIS. We may be required to further update the ADCETRIS prescribing information, including boxed warnings, based on reports of adverse events or safety concerns or implement a Risk Evaluation and Mitigation Strategy, or REMS, which could adversely affect ADCETRIS’ acceptance in the market, make competition easier or make it more difficult or expensive for us to distribute ADCETRIS. For example, the prescribing information for ADCETRIS also includes pancreatitis, impaired hepatic function, impaired renal function, pulmonary toxicity, and gastrointestinal complications as known adverse events as well as a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy and death can occur in patients receiving ADCETRIS. Further, based on the identification of future adverse events, we may be required to further revise the prescribing information, including ADCETRIS’ boxed warning, which could negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market.
Likewise, reports of adverse events or safety concerns involving ADCETRIS or our product candidates could interrupt, delay or halt clinical trials of such product candidates, or could result in our inability to obtain regulatory approvals for any of our product candidates.
In particular, we are conducting pivotal trials for enfortumab vedotin, tucatinib and tisotumab vedotin based on only limited clinical data. Although data continues to be generated in our pivotal trials and we recently announced positive top-line results from the first cohort in the EV-201 trial, there may still be important facts about the safety, efficacy, and risk versus benefit of these product candidates that are not known to us at this time which may negatively impact our ability to develop and commercialize these product candidates. In addition, in response to safety events observed in our clinical trials of enfortumab vedotin and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events could be observed in these pivotal or other later-stage trials that could delay or prevent us from advancing the clinical development of, or obtaining regulatory approvals for, enfortumab vedotin, tucatinib or tisotumab vedotin and may adversely affect our business, results of operations and prospects.
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
Even though we and Takeda have obtained regulatory approvals to market ADCETRIS, we and Takeda are subject to extensive ongoing regulatory obligations and review, including post-approval requirements, that could result in the withdrawal of ADCETRIS from certain geographic markets in certain indications if such requirements are not met.
ADCETRIS is approved for treating patients in the relapsed sALCL and relapsed Hodgkin lymphoma indications with conditions in Canada, and approved under conditional marketing authorization in relapsed Hodgkin lymphoma and sALCL in the European Union, in each case under regulations which allow for approval of products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. For the European Union indications, Takeda is subject to certain post-approval requirements, including the requirement to conduct clinical trials to confirm clinical benefit. In Canada, the ECHELON-1 results may be sufficient to confirm the clinical benefit of ADCETRIS in relapsed Hodgkin lymphoma, and the ECHELON-2 results may be sufficient to confirm the clinical benefit of ADCETRIS in relapsed sALCL. In the European Union, there are other post approval requirements to convert the conditional marketing authorization for ADCETRIS in relapsed Hodgkin lymphoma and relapsed sALCL into a standard marketing authorization. Takeda’s failure to provide these additional clinical data from confirmatory studies could result in the EC withdrawing approval of ADCETRIS in the European Union for certain indications, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda in the European Union and could adversely affect our results of operations.
In addition, we are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product for which we have obtained regulatory approval, including ADCETRIS in each of its approved indications, such as continued adverse event reporting requirements and the requirement to have some of our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our and our collaborators' ability to commercialize ADCETRIS and any future-approved product. For example, we and Astellas are conducting the EV-201 trial. In March 2019, we announced positive top-line results from the first cohort of patients enrolled in the EV-201 trial who previously received both platinum chemotherapy and a checkpoint inhibitor (PD-1 or PD-L1). Based on the results from the first cohort, we and Astellas plan to submit a BLA to the FDA in 2019 under the FDA's accelerated approval pathway. As a condition of any potential approval under the FDA's accelerated approval pathway, the FDA may require that we and/or Astellas perform confirmatory post-marketing studies to verify and describe the clinical benefit of enfortumab vedotin. Moreover, in connection with any such accelerated approval, the labeling and advertising and promotion of enfortumab vedotin would be subject to additional regulatory requirements, which could entail significant expense and could negatively impact the potential future launch and commercialization of enfortumab vedotin.
We and the manufacturers of ADCETRIS are also required to comply with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture ADCETRIS and our product candidates, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections, including periodic unannounced inspections. The subsequent discovery of previously unknown problems with ADCETRIS or any new approved product, including adverse events of unanticipated severity or frequency, or problems with the facilities where ADCETRIS or any new approved product is manufactured, may result in restrictions on the marketing of ADCETRIS or any such new approved product, up to and including withdrawal of the affected product from the market. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us.
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
The policies of the FDA and other regulatory agencies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or of ADCETRIS in any additional indications or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we or our collaborators might not be permitted to market ADCETRIS or any products that might be approved in the future, and our business would suffer.
Clinical trials are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain.
We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. In this regard, we and Astellas are conducting the EV-201 trial and a phase 3 clinical trial of enfortumab vedotin, called the EV-301 trial, in metastatic urothelial cancer patients who previously received both platinum chemotherapy and a checkpoint inhibitor (PD-1 or PD-L1). Additionally, we are conducting a pivotal phase 2 trial of tucatinib for patients with HER2-positive metastatic breast cancer who have been previously treated with HER2-targeted agents, including patients with or without brain metastases, which we refer to as the HER2CLIMB trial, and a pivotal phase 2 trial of tisotumab vedotin with Genmab in patients with recurrent and/or metastatic cervical cancer, which we refer to as the innovaTV 204 trial. Each of these trials was initiated based on only limited phase 1 clinical data. In particular, enfortumab vedotin, tucatinib and tisotumab vedotin have not previously been evaluated in later-stage clinical trials and we cannot be certain that the design of, or data collected from, these trials will be sufficient to support FDA or any foreign regulatory approvals. In this regard, while we reported positive top-line results from the first cohort in the EV-201 trial and we and Astellas plan to submit a BLA to the FDA in 2019 under the FDA's accelerated approval pathway based on the results from the first cohort, the FDA may disagree with our interpretation of the data from the first cohort in the EV-201 trial and/or may otherwise determine not to approve our planned BLA submission in a timely manner or at all. In addition, we do not have Special Protocol Assessment agreements with the FDA for any of these trials.
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
Additionally, patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials, perceived side effects and the availability of alternative or new treatments. Many of our future and ongoing clinical trials are being or will be coordinated or conducted with Takeda, Astellas, Genmab and other collaborators, which may delay the commencement or adversely affect the continuation or completion of these trials. From time to time, we have experienced enrollment-related delays in clinical trials and we will likely continue to experience similar delays in our current and future trials. We depend on medical institutions and clinical research organizations, or CROs, to conduct some of our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs.
Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, foreign governmental agencies, including data protection authorities, the data safety monitoring boards for such trials and the IRBs or Ethics Committees for the institutions in which such trials are being conducted. In addition, clinical trials must be conducted with supplies of ADCETRIS or our product candidates produced under cGMP and other requirements in foreign countries, and may require large numbers of test patients. We or our collaborators, the FDA, foreign governmental agencies or the applicable data safety monitoring boards, IRBs and Ethics Committees could delay, suspend, halt or modify our clinical trials of ADCETRIS or any of our product candidates, for numerous reasons, including:

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
Negative or inconclusive clinical trial results could adversely affect our ability and the ability of our collaborators to obtain regulatory approvals of our product candidates or to market ADCETRIS and/or expand ADCETRIS into additional indications. In particular, negative or inconclusive results in our HER2CLIMB trial would negatively impact or preclude altogether our ability to obtain any regulatory approvals of tucatinib, which could result in our failure to realize the anticipated benefits of our acquisition of Cascadian Therapeutics, Inc., or Cascadian, referred to as the Cascadian Acquisition, and negatively impact our plans to build a commercial infrastructure in Europe. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, although we reported positive top-line results from the first cohort in the EV-201 trial, regulatory agencies, including the FDA, or its advisors, may disagree with our interpretations of the data from the first cohort in the EV-201 trial and may not approve our planned BLA submission. Moreover, although we reported positive top-line results in both our ECHELON-1 and ECHELON-2 trials, regulatory agencies outside of the U.S., or their advisors, may disagree with Takeda’s interpretations of data from the ECHELON-1 and ECHELON-2 trials. Based upon those interpretations, regulatory agencies outside of the U.S. may not approve the expansion of ADCETRIS’ labeled indications of use to the ECHELON-1 treatment setting (beyond jurisdictions like Japan and the European Union where ADCETRIS is approved in combination with AVD as a frontline treatment option for CD30-positive Hodgkin lymphoma patients), and may not approve the expansion of the ADCETRIS labeled indications of use to the ECHELON-2 treatment setting. Adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, require us to cease development of a product candidate or the further development or commercialization of ADCETRIS, result in our failure to expand ADCETRIS into additional indications, adversely affect our ability to market ADCETRIS, and may result in other negative consequences to us, including the inclusion of unfavorable information in our product labeling. Further, some of our clinical trials are overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur.
Our product candidates are in various stages of development, and it is possible that none of our product candidates will ever become commercial products.
Our late-stage product candidates are enfortumab vedotin, tucatinib, and tisotumab vedotin, which are in pivotal trials based on only limited clinical data. Our earlier-stage clinical pipeline includes ladiratuzumab vedotin, which is in phase 2 clinical development, and SGN-CD48A, and SEA-BCMA, which are in phase 1 clinical development. As a result of recent portfolio prioritization decisions, we are no longer developing SGN-2FF. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. Enfortumab vedotin, tucatinib, tisotumab vedotin, and our other product candidates will require significant further development, financial resources and personnel to pursue, obtain and maintain regulatory approvals and to develop them into commercially viable products, if at all.
If a product candidate fails at any stage of development or we or our collaborators otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. In this regard, if we are unable to successfully complete the development of, obtain regulatory approvals for and commercialize tucatinib, we will not realize the anticipated benefits of the Cascadian Acquisition. Moreover, with the exception of data from the first cohort of EV-201, we have reported only limited data from early trials of our product candidates. Preclinical studies and any encouraging or positive preliminary and interim data from our clinical trials of our product candidates may not be predictive of the results of ongoing or later clinical trials. Even if we or our collaborators are able to complete our planned clinical trials of our product candidates according to our current development timeline, the encouraging or positive results from clinical trials of our product candidates in earlier stage trials may not be replicated in subsequent later-stage trials. In addition, we are developing product candidates in indications in which competition is intense, and it is possible that a clinical trial we run may meet its safety and efficacy endpoints but we may choose not to advance the development and commercialization of the product candidate due to changes in the competitive environment and the rapid evolution of the standard of care. As a result, we and our collaborators may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate or could cause us to discontinue the development of such product candidate. Also, later-stage clinical trials could differ in significant ways from earlier stage clinical trials, which could cause the outcome of the later-stage trials to differ from earlier-stage clinical trials. Differences in earlier- and later-stage clinical trials may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. In this regard, we are conducting the EV-201 and EV-301 trials of enfortumab vedotin with Astellas, the HER2CLIMB trial of tucatinib and the innovaTV 204 trial of tisotumab vedotin with Genmab in each case based on only limited clinical data. Enfortumab vedotin, tucatinib and tisotumab vedotin have not previously been evaluated in later stage clinical trials and we cannot be certain that the design of, or data collected from, these trials will be adequate to support FDA or any foreign regulatory approvals. Moreover, tucatinib and tisotumab vedotin may fail to demonstrate sufficient efficacy in our pivotal trials despite the results observed in earlier-stage trials, and despite the positive top-line results we reported for the first cohort in the EV-201 trial, we cannot be certain that enfortumab vedotin will demonstrate sufficient efficacy in other trials, including in the EV-301 and EV-103 trials. In addition, there may still be important facts about the safety, efficacy, and risk versus benefit of these product candidates that are not known to us at this time which may negatively impact our ability to develop and commercialize these product candidates. In particular, in response to safety events observed in our clinical trials of enfortumab vedotin and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events or our failure to generate additional efficacy data in our clinical trials that support registration could significantly impact the value of enfortumab vedotin, tucatinib and tisotumab vedotin to our business. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing or planned clinical trials, including in the ongoing pivotal trials for enfortumab vedotin, tucatinib and tisotumab vedotin. We have not yet completed any late-stage clinical trials for our product candidates, and if we or our collaborators fail to produce positive results in our ongoing or planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected.
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
The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS in CD30-expressing lymphomas, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our product candidates are promising, such data may not be sufficient to support approval by the FDA or any foreign regulatory authority. In addition, the FDA or any foreign regulatory authority or their respective advisors may disagree with our interpretations of data from preclinical studies and clinical trials. For example, based on the positive top-line results we reported from the first cohort in the EV-201 trial, we and Astellas plan to submit a BLA to the FDA in 2019 under the FDA's accelerated approval pathway. However, the FDA may disagree with our interpretation of the data from the first cohort in the EV-201 trial and/or may otherwise determine not to approve our planned BLA in a timely manner or at all. Regulatory agencies also may approve a product candidate for fewer or narrower indications than requested, or with a label that includes only subtypes of a particular indication rather than a more general disease classification. For example, the label approved by the FDA based on our phase 3 ALCANZA trial covered only primary cutaneous anaplastic large cell lymphoma, or pcALCL, and CD30-expressing mycosis fungoides, or MF, which are two subtypes of cutaneous T-cell lymphoma, or CTCL. Additionally, the FDA or foreign regulatory authorities may grant approval subject to the performance of post-approval studies or REMS for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in any additional indications.
In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs, for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In addition, as part of the U.S. Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. However, the FDA does not always meet its PDUFA targeted action dates and if the FDA were to fail to meet a PDUFA targeted action date in the future for ADCETRIS or any of our product candidates, the commercialization of the affected product candidate or of ADCETRIS in any additional indications could be delayed or impaired. Due to these and other factors, ADCETRIS and our product candidates could take a significantly longer time to gain regulatory approvals than we expect or may never gain new regulatory approvals, which could delay or eliminate any potential product revenue from sales of our product candidates or of ADCETRIS in any additional indications, which could significantly delay or prevent us from achieving profitability.
The successful commercialization of ADCETRIS and our product candidates will depend on a variety of factors, including the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies, and the acceptance of our products by the medical community and patients.

Successful sales of ADCETRIS and any future products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require increasing levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of this pricing scrutiny, we cannot be sure that we will achieve and continue to have coverage available for ADCETRIS and any other product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. If we are unable to obtain coverage and adequate levels of reimbursement for ADCETRIS and any other product candidates that we commercialize, their marketability will be negatively and materially impacted. For example, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for ADCETRIS in the frontline Hodgkin lymphoma indication based on the relative price and perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales. Similarly, even if we and Astellas are able to obtain approval of our planned BLA submission to the FDA for enfortumab vedotin, we cannot be certain that third party payors will provide coverage and adequate reimbursement for enfortumab vedotin based on its relative price and perceived benefit as compared to alternative treatment options, which may materially harm our and Astellas' ability to commercialize enfortumab vedotin, if approved.
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
The degree of market acceptance among patients, physicians, and third-party payors is also important to our ability to successfully commercialize ADCETRIS. The degree of acceptance will depend on a number of factors including the effectiveness of our marketing, sales and distribution strategy and operations, the acceptance of our product by patients, physicians and third party payors, the perceived advantages and relative cost, safety and efficacy of alternative treatments, as well as the acceptance and degree of adoption of our products and future products by institutional pathways and institutional, local, and national guidelines such as the National Comprehensive Cancer Networks® Clinical Practice Guidelines in Oncology, or the NCCN Guidelines. Many oncology practices and healthcare providers rely on the NCCN Guidelines or other institutional practice pathways in decisions related to treatment of patients and utilization of medicines. To the extent that approved regimens including ADCETRIS or our future products are not included or positioned favorably in such treatment guidelines and pathways, the full utilization potential of our products may not be reached, which may harm our ability to successfully commercialize ADCETRIS or our potential future products. For example, in the ADCETRIS frontline Hodgkin lymphoma indication, the NCCN Guidelines are more restrictive than our labeled indication and these guidelines have been translated into treatment pathways for many institutions, which may harm our ability to successfully commercialize ADCETRIS.
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
Certain provisions of the PPACA have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, since January 20, 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provision of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed. While the Texas U.S. District Court Judge, as well as the Trump administration and the Centers for Medicare & Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business. In addition, citing legal guidance from the U.S. Department of Justice, the U.S. Department of Health and Human Services, has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the PPACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. While Congress is considering legislation to appropriate funds for CSR payments, the future of that legislation is uncertain. We continue to evaluate the effect that the PPACA and its possible repeal and replacement has on our business.
Further, on March 23, 2018, CMS finalized updates to the National Drug Rebate Agreement, or the Rebate Agreement, for the first time in 27 years, to incorporate legislative and regulatory changes that have occurred since the Rebate Agreement was first published. These updates align the Rebate Agreement with certain provisions of PPACA and contain additional changes incorporating CMS policies adopted over the years. In order to have ADCETRIS, or any future approved product, covered under Medicaid, and Medicare Part B, we were required to enter into the revised Rebate Agreement with CMS. If we fail to comply with the terms of the revised Rebate Agreement, we will be unable to obtain, and maintain, Medicaid and Medicare Part B coverage and reimbursement, which could negatively affect our financial condition and results of operations.
We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for ADCETRIS or any future approved product, which may harm our business. For example, increased discounts and rebates may be mandated by governmental entities, or requested by private insurers, or fee caps and pricing pressures could be enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our products, including ADCETRIS. In addition, drug-pricing by pharmaceutical companies has come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers, purchasers and government regulators of price increases and to provide an explanation as to the reasons for the increase, reduce the out-of-pocket costs to patients for prescription drugs, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Moreover, in May 2018, the Trump administration released its "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs," or the Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent. Recently on February 6, 2019, the Office of Inspector General, or OIG, of the Department of Health and Human Services, or HHS, published a Proposed Rule that would eliminate the current safe harbor protection under the Anti-Kickback Statute for pharmaceutical manufacturer rebates to Medicare Part D plans, Medicaid managed care organizations and the Pharmacy Benefit Managers, or PBMs, that they contract. The proposal would also create two new safe harbors. The first would protect certain point-of sale price reductions to certain Federal Health Care Program enrollees and the second would protect certain fixed fees paid by drug manufacturers directly to PBMs for services provided to PBMs. In addition, HHS released a Request for Information, or RFI, soliciting public input on ways to lower drug pricing. Together, the recommendations in the Blueprint and RFI, if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D, including the transition of certain drugs covered under Part B to Part D or the offering of alternative purchasing options under the Competitive Acquisition Program that currently applies to selected drugs and biologics covered under Part B. While many of the proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs. For example, in November 2018, CMS issued a proposed regulation that would, require Part D plans to include drug pricing information and lower cost therapeutic alternatives as well as allow “step therapy” in Medicare Advantage for Part B drugs. The rule also proposes exceptions to the current Part D coverage requirements for six “protected classes” of drugs (immunosuppressants , antidepressants, antipsychotics, anticonvulsants, antiretrovirals, and antineoplastics) by allowing Part D sponsors to use certain formulary management, exclude certain new formulations of protected class drugs from the formulary and exclude a protected class drug from formulary if the price of the drug increased beyond a certain threshold over a specified look-back period. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing, cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect further federal and state legislation and healthcare reforms to continue to be proposed to control increasing healthcare costs and to control the rising cost of prescription drugs. These proposals, if implemented, could limit the price for ADCETRIS or any future approved products. Commercial opportunity could be negatively impacted by legislative action that controls pricing, mandates price negotiations, or increases government discounts and rebates.
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
We cannot predict what healthcare reform initiatives may be adopted in the future. However, we anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We also expect these initiatives to increase pressure on drug pricing. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation; however, such changes or the ultimate impact of changes could negatively affect our revenue or sales of ADCETRIS or any potential future approved products.
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
In addition, there has been regulatory review and enhanced government scrutiny of donations by pharmaceutical companies to patient assistance programs operated by charitable foundations. For example, the OIG has established specific guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have received subpoenas from the U.S. Department of Justice and other enforcement authorities seeking information related to their patient assistance programs and support, and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. In connection with these civil settlements, the U.S. government has and may in the future require the affected companies to enter into complex corporate integrity agreements that impose significant reporting and other requirements on those companies. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
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
We have established collaborations with third parties to develop and market ADCETRIS and some of our current and future product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada. In addition, we have entered into 50:50 co-development collaborations with Astellas for the development of enfortumab vedotin, and with Genmab for the development of tisotumab vedotin. We are also collaborating with BMS with respect to the CHECKMATE 812 pivotal phase 3 clinical trial evaluating the combination of Opdivo® (nivolumab) with ADCETRIS for the treatment of relapsed or refractory, or transplant-ineligible, advanced classical Hodgkin lymphoma. In addition, we have antibody-drug conjugate, or ADC, collaborations with AbbVie Biotechnology Ltd., or AbbVie; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; and Progenics Pharmaceuticals Inc., or Progenics, and we have entered into a collaboration agreement with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer. Our dependence on collaborative arrangements to assist in the development and commercialization of ADCETRIS and for the development and commercialization of product candidates utilizing or incorporating our technologies subjects us to a number of risks, including:

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
With respect to enfortumab vedotin, treatment in pre-treated metastatic urothelial cancer is limited to checkpoint inhibitor monotherapy, generic chemotherapy or, for patients with select fibroblast growth factor receptor genetic alterations, Janssen's erdafitinib (Balversa®). There are other investigational agents that, if approved, could be competitive with enfortumab vedotin, such as Immunomedics’ sacituzumab govitecan. Treatment in front line metastatic urothelial cancer is evolving and includes two approved checkpoint inhibitor therapies with several trials of investigational agents in combination with chemotherapy or other novel agents potentially reporting data in 2019.
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
Additionally, as of March 31, 2019, we held shares of Immunomedics common stock with a fair value of $148.3 million. We record changes in the fair value of our equity securities, including the Immunomedics and Unum common stock that we hold, in net income or loss, which can lead to volatility of net income or loss to the extent that we continue to hold common stock or other equity securities.
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
As a result of these or other problems and risks, businesses, technologies or products we acquire or invest in or obtain licenses to may not produce the revenues, earnings or business synergies that we anticipated, acquired or licensed product candidates or technologies, including tucatinib, may not result in regulatory approvals, and acquired or licensed products may not perform as expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we have made or may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the negative costs or other negative effects on our business. Failure to manage effectively our growth through acquisitions or in-licensing transactions could adversely affect our growth prospects, business, results of operations, financial condition, and cash flow.
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

We are using our own manufacturing facility to support our clinical-stage pipeline. As an organization, we have limited experience operating a manufacturing facility.
We own a biologics manufacturing facility located in Bothell, Washington, which we acquired in October 2017. We have commenced using this facility to support our clinical supply needs. As an organization, we have limited experience operating a manufacturing facility, as we had no prior experience manufacturing for ourselves before acquiring this facility. Operating this facility requires us to comply with complex regulations and to continue to hire and retain experienced scientific, quality control, quality assurance and manufacturing personnel. We could encounter challenges in operating the manufacturing facility in compliance with cGMP, regulatory or other applicable requirements, resulting in potential negative consequences, including regulatory actions, which could undermine our ability to utilize this facility for our own manufacturing needs. Any of these risks, if actualized, could materially and adversely affect our business and financial position. In addition, despite the acquisition and operation of this facility, we nonetheless expect to continue to rely on corporate collaborators and contract manufacturing organizations to supply drug product and intermediates for commercial supply and our IND-enabling studies and clinical trials. Our continuing dependence on these manufacturers may impair the continued development and commercialization of ADCETRIS and our product candidates.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further,  future government shutdowns could potentially impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
ADCETRIS and our enfortumab vedotin, tisotumab vedotin, and ladiratuzumab vedotin product candidates are all based on our ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our collaborations with AbbVie, Astellas, Genentech, GSK, and Progenics, and our collaboration agreements with Takeda, Astellas, and Genmab. Although ADCETRIS has received marketing approval in the United States, Canada, the European Union, Japan and other countries, ADCETRIS is our first and only ADC product that has been approved for commercial sale in any jurisdiction. In addition, certain of our ADC product candidates include additional proprietary technologies that have not yet been proven in late stage clinical development. Any failures or further setbacks in our ADC development program or with respect to our additional proprietary technologies, including adverse effects resulting from the use of this technology in human clinical trials and/or the imposition of additional clinical holds on our trials of any of our other product candidates, could have a detrimental impact on the continued commercialization of ADCETRIS in its current or any potential future approved indications and on our internal product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.
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
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our development, manufacturing and clinical trial activities for ADCETRIS and our other pipeline programs, as well as commercialize ADCETRIS and prepare to potentially launch and commercialize additional products. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. We also anticipate continuing to commit substantial capital resources to development and commercialization activities related to enfortumab vedotin, tucatinib and tisotumab vedotin. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, the research, continued development and manufacturing of our product candidates, our pursuit of regulatory approvals for and preparing to potentially launch and commercialize our product candidates, and the anticipated expansion of our pipeline and operations will likely require us to raise substantial amounts of additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. For example, in connection with the Cascadian Acquisition, we sold 13,269,230 shares of our common stock in an underwritten public offering with the primary use of the net proceeds used to fund the Cascadian Acquisition. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

•	the level of sales and market acceptance of ADCETRIS;

•	the time and costs involved in obtaining regulatory approvals of ADCETRIS in additional indications, if any, and potentially of enfortumab vedotin and/or any of our other product candidates;

•	the size, complexity, timing, progress and number of our clinical programs and our collaborations;

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
We have experienced and expect to continue to experience significant growth in the number of our employees and in the scope of our operations, including in connection with our efforts to transition into a multi-product oncology company, our operation of a manufacturing facility and our continuing international expansion. This growth places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and capital resources. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified management personnel, our business, financial condition, results of operations and prospects may be adversely affected.
Product liability and product recalls could harm our business, and we may not be able to obtain adequate insurance to protect us against product liability losses.
The current and future use of ADCETRIS by us and our corporate collaborators in clinical trials and the sale of ADCETRIS, expose us to product liability claims. These claims have and may in the future be made directly by patients or healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. Additionally, in connection with our acquisition of the manufacturing facility from BMS, we agreed to enter into certain transitional services agreements under which we manufactured certain clinical drug product components for BMS for a period of time. As a result, it is possible that we may be named as a defendant in product liability suits that may allege that drug products we manufactured for BMS have resulted in injury to patients. We may experience substantial financial losses in the future due to product liability claims. We have obtained product liability coverage, including coverage for human clinical trials and product sold commercially. However, such insurance is subject to coverage limits and exclusions, as well as significant deductibles. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured amounts, our assets may not be sufficient to cover such claims and our business operations could be impaired.
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
We are expanding our operations internationally. We currently have subsidiaries in Australia, Canada, Ireland, Luxembourg, the Netherlands, Switzerland, and the United Kingdom, and we plan to build a commercial infrastructure in Europe. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

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
In addition, since a significant proportion of the regulatory framework in the U.K. is derived from European Union directives and regulations, Brexit could materially change the regulatory regime applicable to our operations and those of our collaborators, including with respect to potential future marketing authorizations for ADCETRIS and potential future marketing authorizations for our product candidates. We may also face new regulatory costs and challenges as result of Brexit that could have an adverse effect on our operations, including the need to change the location of our release of clinical product supplies into the European Union from the U.K. to a location that will be within the European Union following Brexit, potential stresses and constraints on the capacity of service providers providing product release services in new locations outside of the U.K., and potential challenges with releasing clinical product supplies into the U.K. any of which could potentially impede our ability to timely supply clinical product to our clinical trials, and increase our costs. It is also possible that Brexit will cause additional unanticipated negative impacts on our ability to supply clinical or commercial product, or on that of our collaborators, including Takeda. Moreover, we do not currently have certainty as to the terms of the U.K.’s future relationship with the European Union and if the U.K. withdraws from the European Union without a ratified withdrawal agreement in place, there will be a period of considerable uncertainty particularly in relation to U.K. financial and banking markets as well as on the regulatory process in Europe. In addition, the U.K. could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our and Takeda's doing business in Europe more difficult. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our or Takeda's ability to continue to conduct operations in Europe or our ability to build and maintain a commercial infrastructure in Europe.
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
As of March 31, 2019, we had recorded $574.7 million of in-process research and development and goodwill related to the Cascadian Acquisition. In-process research and development and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of in-process research and development or goodwill occur.
Risks Related to Our Common Stock
Our stock price is volatile and our shares may suffer a decline in value.
The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the quarter ended March 31, 2019, our closing stock price fluctuated between $56.37 and $77.03 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union, Japan and other countries in which Takeda has received approval by relevant regulatory authorities;

•	announcements regarding the results of discovery efforts and preclinical, clinical and commercial activities by us, or those of our competitors;

•
announcements of FDA or foreign regulatory approval or non-approval of ADCETRIS or any of our product candidates, or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process;

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
The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of Brexit and/or significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and health care spending and delivery, including the possible invalidation, repeal and/or replacement of all or portions of PPACA or changes in tariffs and other trade restrictions stemming from Trump administration and foreign government policies, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the trading price of our common stock.
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
Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2019, we had 161,140,940 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.
Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us as of March 31, 2019, collectively beneficially owned approximately 32% of our common stock. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended, or the Securities Act, we would be obligated to effect such registration. On July 26, 2018, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 50,977,960 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. Accordingly, we expect to register additional shares held by the Baker Entities for resale from time to time, including in certain cases, shares that we have previously registered for resale by the Baker Entities, whether in connection with the expiration of registration statements that we previously filed with the SEC or otherwise. If the Baker Entities, by exercise of these registration and/or underwriting rights and our registration of shares held by the Baker Entities for resale from time to time, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our registrations of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Our existing stockholders have significant control of our management and affairs.
Based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Exchange Act, and our outstanding shares of common stock as of March 31, 2019, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 77% of our voting power as of March 31, 2019. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
The U.S. comprehensive tax reform bill passed in 2017 could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or the Tax Act, which significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, our business and financial condition could be adversely affected in future periods by the overall impact of the Tax Act. In addition, the Tax Act could be amended or subject to technical correction, possibly with retroactive effect, which could change the financial impacts that were recorded in prior periods, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the Financial Accounting Standards Board and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts, possibly with retroactive effect. Any such changes or potential additional impacts could adversely affect our business and financial condition.
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

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1**	Agreement and Plan of Merger, dated as of January 30, 2018, by and among Seattle Genetics, Inc., Valley Acquisition Sub, Inc. and Cascadian Therapeutics, Inc.	8-K	000-32405	2.1	1/31/2018
3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	5/26/2011
3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015
4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	2/8/2001
4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1*	Seattle Genetics, Inc. Senior Executive Annual Bonus Plan	10-K	000-32405	10.69	2/7/2019
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101.INS+	XBRL Instance Document.	—	—	—	—
101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulations S-K. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 25, 2019