Form 10-Q
period 2019-06-30
SEATTLE GENETICS INC /WA
filed 2019-07-16
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-32405

SEATTLE GENETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1874389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21823 30th Drive SE
Bothell, Washington 98021
(Address of principal executive offices, including zip code)
(Registrant’s telephone number, including area code): (425) 527-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	SGEN	The Nasdaq Stock Market LLC

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
As of July 11, 2019, there were 161,720,181 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
Seattle Genetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$64,112	$78,186
Short-term investments	312,017	332,486
Accounts receivable, net	182,264	146,281
Inventories	73,150	53,239
Prepaid expenses and other current assets	40,398	43,403
Total current assets	671,941	653,595
Property and equipment, net	130,900	103,820
Operating lease right-of-use assets	69,056	—
Long-term investments	—	49,194
In-process research and development	300,000	300,000
Goodwill	274,671	274,671
Other non-current assets	120,997	122,049
Total assets	$1,567,565	$1,503,329
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,877	$44,179
Accrued liabilities and other	168,073	147,293
Current portion of deferred revenue	17,002	33,600
Total current liabilities	221,952	225,072
Long-term liabilities:
Operating lease liabilities, long-term	71,430	—
Other long-term liabilities	2,357	4,314
Total long-term liabilities	73,787	4,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 161,638 shares issued and outstanding at June 30, 2019 and 160,262 shares issued and outstanding at December 31, 2018	162	160
Additional paid-in capital	2,688,333	2,598,411
Accumulated other comprehensive income (loss)	486	(40)
Accumulated deficit	(1,417,155)	(1,324,588)
Total stockholders’ equity	1,271,826	1,273,943
Total liabilities and stockholders’ equity	$1,567,565	$1,503,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net product sales	$158,980	$122,443	$293,981	$217,800
Collaboration and license agreement revenues	36,130	27,179	80,708	56,738
Royalty revenues	23,337	20,551	38,957	36,225
Total revenues	218,447	170,173	413,646	310,763
Costs and expenses:
Cost of sales	8,609	13,157	16,520	23,515
Cost of royalty revenues	2,288	6,148	4,677	11,525
Research and development	163,929	122,860	322,194	275,362
Selling, general and administrative	82,331	58,292	162,602	124,474
Total costs and expenses	257,157	200,457	505,993	434,876
Loss from operations	(38,710)	(30,284)	(92,347)	(124,113)
Investment and other income (loss), net	(40,528)	106,557	(220)	88,671
Net income (loss)	$(79,238)	$76,273	$(92,567)	$(35,442)
Net income (loss) per share - basic	$(0.49)	$0.48	$(0.57)	$(0.23)
Net income (loss) per share - diluted	$(0.49)	$0.47	$(0.57)	$(0.23)
Shares used in computation of per share amounts - basic	161,436	158,381	161,049	155,525
Shares used in computation of per share amounts - diluted	161,436	163,382	161,049	155,525

Comprehensive income (loss):
Net income (loss)	$(79,238)	$76,273	$(92,567)	$(35,442)
Other comprehensive income:
Unrealized gain on securities available-for-sale, net of tax	252	105	474	132
Foreign currency translation gain (loss)	18	(15)	52	(23)
Total other comprehensive income	270	90	526	109
Comprehensive income (loss)	$(78,968)	$76,363	$(92,041)	$(35,333)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balances as of December 31, 2017	144,395	$144	$1,806,159	$63,836	$(1,192,570)	$677,569
Net loss	—	—	—	—	(111,715)	(111,715)
Other comprehensive income	—	—	—	19	—	19
Cumulative effects of accounting changes	—	—	—	(64,119)	90,675	26,556
Issuance of common stock for employee stock purchase plan	106	—	4,424	—	—	4,424
Stock option exercises	375	1	7,403	—	—	7,404
Restricted stock vested during the period, net	24	—	—	—	—	—
Issuance of common stock	13,269	13	658,229	—	—	658,242
Share-based compensation	—	—	16,838	—	—	16,838
Balances as of March 31, 2018	158,169	158	2,493,053	(264)	(1,213,610)	1,279,337
Net income	—	—	—	—	76,273	76,273
Other comprehensive income	—	—	—	90	—	90
Stock option exercises	418	1	11,221	—	—	11,222
Restricted stock vested during the period, net	59	—	—	—	—	—
Share-based compensation	—	—	15,517	—	—	15,517
Balances as of June 30, 2018	158,646	$159	$2,519,791	$(174)	$(1,137,337)	$1,382,439

Balances as of December 31, 2018	160,262	$160	$2,598,411	$(40)	$(1,324,588)	$1,273,943
Net loss	—	—	—	—	(13,329)	(13,329)
Other comprehensive income	—	—	—	256	—	256
Issuance of common stock for employee stock purchase plan	104	—	6,147	—	—	6,147
Stock option exercises	719	1	20,678	—	—	20,679
Restricted stock vested during the period, net	56	—	—	—	—	—
Share-based compensation	—	—	25,715	—	—	25,715
Balances as of March 31, 2019	161,141	161	2,650,951	216	(1,337,917)	1,313,411
Net loss	—	—	—	—	(79,238)	(79,238)
Other comprehensive income	—	—	—	270	—	270
Stock option exercises	393	1	11,225	—	—	11,226
Restricted stock vested during the period, net	104	—	—	—	—	—
Share-based compensation	—	—	26,157	—	—	26,157
Balances as of June 30, 2019	161,638	$162	$2,688,333	$486	$(1,417,155)	$1,271,826
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(92,567)	$(35,442)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	51,872	32,355
Depreciation and amortization	9,905	13,322
Amortization of right-of-use assets	4,833	—
(Gains) losses on equity securities	4,568	(86,647)
Changes in operating assets and liabilities
Accounts receivable, net	(35,983)	(48,928)
Inventories	(19,911)	(10,955)
Prepaid expenses and other assets	6,275	(4,992)
Lease liability	(2,955)	—
Deferred revenue	(16,598)	(17,279)
Other liabilities	(679)	(9,569)
Net cash used by operating activities	(91,240)	(168,135)
Investing activities:
Purchases of securities	(147,555)	(242,679)
Proceeds from maturities of securities	220,000	210,022
Proceeds from sales of securities	—	125,483
Purchases of property and equipment	(33,331)	(9,490)
Acquisition of Cascadian Therapeutics, Inc., net of cash acquired	—	(598,151)
Net cash provided (used) by investing activities	39,114	(514,815)
Financing activities:
Net proceeds from issuance of common stock	—	658,242
Proceeds from exercise of stock options and employee stock purchase plan	38,052	23,050
Net cash provided by financing activities	38,052	681,292
Net decrease in cash and cash equivalents	(14,074)	(1,658)
Cash and cash equivalents at beginning of period	78,186	160,945
Cash and cash equivalents at end of period	$64,112	$159,287
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seattle Genetics, Inc. and its wholly-owned subsidiaries (collectively “Seattle Genetics,” “we,” “our,” or “us”). All intercompany transactions and balances have been eliminated. We acquired Cascadian Therapeutics, Inc., or Cascadian, in March 2018, as further described in Note 4. Management has determined that we operate in one segment: the development and sale of pharmaceutical products on our own behalf or in collaboration with others. Substantially all of our assets and revenues are related to operations in the U.S.; however, we have multiple subsidiaries in foreign jurisdictions, including several subsidiaries in Europe.
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
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Non-cash financing and investing activities
We had $10.6 million and $4.6 million of accrued capital expenditures as of June 30, 2019 and December 31, 2018, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have not been included in the statement of cash flows until such amounts have been paid in cash. During the six months ended June 30, 2019, we recorded $39.2 million right-of-use assets in exchange for lease liabilities. Refer to Note 3.
Investments
We hold certain equity securities that we acquired in connection with strategic agreements, which are reported at estimated fair value. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.
We invest our available cash primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income and loss in stockholders’ equity. Realized gains, realized losses and declines in the value of debt securities judged to be other-than-temporary are included in investment and other income (loss), net. The cost of debt securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income (loss), net. Interest and dividends earned are included in investment and other income (loss), net. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.
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

Leases
We adopted Accounting Standards Update, or "ASU 2016-02, Leases" on January 1, 2019. As a result of this standard, we recorded a liability to make lease payments and a right-of-use asset representing our right to use the underlying asset for the applicable lease term in our condensed consolidated balance sheet. We elected the modified retrospective method transition option, which permitted us not to restate the comparative period presented.
We elected the "package of practical expedients", which permitted us not to reassess under the standard our prior conclusion about lease identification, lease classification and initial direct cost. We also elected the practical expedient to not separate lease and non-lease components for our real estate leases, and elected the short-term lease recognition exemption for our short-term leases, which allows us not to recognize lease liabilities and right-of-use assets on our condensed consolidated balance sheet for leases with an original term of twelve months or less.
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

Long-term incentive plans
We have established Long-Term Incentive Plans, or LTIPs. The LTIPs provide eligible employees with the opportunity to receive performance-based incentive compensation, which may be comprised of cash, stock options, and/or RSUs. The payment of cash and the grant and/or vesting of equity are contingent upon the achievement of pre-determined regulatory milestones. We record compensation expense over the estimated service period for each milestone subject to the achievement of the milestone being considered probable in accordance with the provisions of Accounting Standards Codification Topic 450, Contingencies. At each reporting date, we assess whether achievement of a milestone is considered probable and, if so, record compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures. We recognize compensation expense with respect to a milestone over the remaining estimated service period. As of June 30, 2019, the estimated unrecognized compensation expense related to all LTIPs was $51.2 million.
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
Recent accounting pronouncements not yet adopted
In June 2016, Financial Accounting Standards Board, or FASB, issued “ASU 2016-13, Financial Instruments: Credit Losses”, as clarified in ASU 2019-04 and ASU 2019-05. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The standard will become effective for us beginning on January 1, 2020, with early adoption permitted. We are currently evaluating the guidance to determine the potential impact on our financial condition, results of operations, cash flows, and financial statement disclosures.
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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Takeda	$28,760	$8,745	$72,139	$22,317
AbbVie	600	4,700	925	12,700
Genentech	6,670	583	6,873	1,299
Genmab	—	7,000	—	7,000
GSK	—	6,000	—	6,000
Other	100	151	771	7,422
Collaboration and license agreement revenues	$36,130	$27,179	$80,708	$56,738

Contract liabilities consist of deferred revenue primarily related to our remaining performance obligations under the Takeda ADCETRIS collaboration and are presented on the condensed consolidated balance sheets. Deferred revenue will be recognized as the remaining performance obligations are satisfied through November 2019.
We recognized collaboration and license agreement revenues of $18.5 million during the six months ended June 30, 2019 that were included in the deferred revenue balance as of December 31, 2018. For the six months ended June 30, 2019, collaboration and license agreement revenues from Takeda also included substantially all of $37.5 million for two regulatory milestones achieved, which were related to additional approvals of ADCETRIS in frontline Hodgkin lymphoma received by Takeda.

3. Operating leases
We have operating leases for our office and laboratory facilities with terms that expire from 2021 through 2029. Upon adoption of Topic 842 on January 1, 2019, we recognized $35.2 million of operating lease liabilities and $34.7 million of operating lease right-of-use assets for our existing leases on our condensed consolidated balance sheet. As of June 30, 2019, our operating lease liabilities and operating lease right-of-use assets were $79.4 million and $69.1 million, respectively. The increases in operating lease liabilities and operating lease right-of-use assets during the six months ended June 30, 2019 reflected new facilities leases that commenced during the period. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of June 30, 2019.
Supplemental operating lease information were as follows:

(dollars in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$3,401	$6,587
Variable lease cost	751	1,429

As of June 30, 2019, the weighted average remaining lease term for our operating leases was 7.4 years, and the weighted average discount rate for our operating leases was 5.4%.
Future minimum lease payments under the lease agreements as of June 30, 2019 were as follows:

Years ending December 31,	(dollars in thousands)
2019 (remaining six months)	$5,463
2020	13,086
2021	14,028
2022	13,585
2023	13,478
Thereafter	38,701
Total future minimum lease payments	$98,341
Less: imputed interest	(18,962)
Total	$79,379

Operating lease liabilities were recorded in the following captions of our condensed consolidated balance sheet were as follows:

(dollars in thousands)	June 30, 2019
Accrued liabilities and other	$7,949
Operating lease liabilities, long-term	71,430
Total	$79,379

As of December 31, 2018, our future obligations related to building leases were as follows:

Years ending December 31,	(dollars in thousands)
2019	$10,332
2020	11,863
2021	12,770
2022	12,288
2023	12,142
Thereafter	30,517
Total future minimum lease payments	$89,912

4. Acquisition of Cascadian
In March 2018, we acquired all issued and outstanding shares of Cascadian Therapeutics, Inc., a clinical-stage biopharmaceutical company based in Seattle, Washington, for $10.00 per share in cash, or approximately $614.1 million, which was funded by an underwritten public offering as further described in Note 6. The acquisition of Cascadian expanded our late-stage pipeline, providing global rights to tucatinib, an investigational oral tyrosine kinase inhibitor, or TKI, that was being evaluated in a phase 2 trial called HER2CLIMB for patients with HER2 positive metastatic breast cancer who have been previously treated with HER2-targeted agents, including patients with or without brain metastases.
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
The financial information in the table below summarizes the combined results of operations of Seattle Genetics and Cascadian on a pro forma basis for the 2018 comparative period:

(dollars in thousands)	Three months ended June 30, 2018	Six months ended June 30, 2018
Revenues	$170,173	$310,763
Net income (loss)	76,273	(64,376)

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
For the three and six months ended June 30, 2019, and the six months ended June 30, 2018, we excluded all restricted stock units and stock options from the per share calculations as such securities were anti-dilutive. For the three months ended June 30, 2018, we excluded stock options with an exercise price greater than the average price from the per share calculations. The weighted average number of restricted stock units and stock options that were excluded totaled approximately 12,464,000 and 1,674,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately 12,831,000 and 13,379,000 for the six months ended June 30, 2019 and 2018, respectively.

The following table presents the computations of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(79,238)	$76,273	$(92,567)	$(35,442)

Weighted average common shares outstanding - basic	161,436	158,381	161,049	155,525
Dilutive potential common shares	—	5,001	—	—
Weighted average common shares outstanding - diluted	161,436	163,382	161,049	155,525

Net income (loss) per share - basic	$(0.49)	$0.48	$(0.57)	$(0.23)
Net income (loss) per share - diluted	$(0.49)	$0.47	$(0.57)	$(0.23)

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
The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
June 30, 2019
Short-term investments—U.S. Treasury securities	$312,017	$—	$—	$312,017
Other non-current assets—equity securities	109,244	—	—	109,244
Total	$421,261	$—	$—	$421,261
December 31, 2018
Short-term investments—U.S. Treasury securities	$332,486	$—	$—	$332,486
Long-term investments—U.S. Treasury securities	49,194	—	—	49,194
Other non-current assets—equity securities	113,812	—	—	113,812
Total	$495,492	$—	$—	$495,492

Our equity securities primarily consisted of holdings in common stock of Immunomedics, Inc., purchased in connection with a strategic collaboration with the company in 2017. The collaboration agreement with Immunomedics was subsequently terminated in 2017.
Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2019
U.S. Treasury securities	$311,536	$481	$—	$312,017
Contractual maturities (at date of purchase):
Due in one year or less	$195,367			$195,505
Due in one to two years	116,169			116,512
Total	$311,536			$312,017
December 31, 2018
U.S. Treasury securities	$381,673	$133	$(126)	$381,680
Contractual maturities (at date of purchase):
Due in one year or less	$246,440			$246,402
Due in one to two years	135,233			135,278
Total	$381,673			$381,680

8. Investment and other income (loss), net
Investment and other income (loss), net consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Gain (loss) on equity securities	$(42,693)	$105,472	$(4,568)	$86,647
Investment income, net	2,165	1,085	4,348	2,024
Total investment and other income (loss), net	$(40,528)	$106,557	$(220)	$88,671

Gain (loss) on equity securities includes the realized and unrealized holding gains and losses on our equity securities. Our equity securities are described in more detail in Note 7.
9. Inventories
The following table presents our inventories of ADCETRIS:

(dollars in thousands)	June 30, 2019	December 31, 2018
Raw materials	$64,828	$43,986
Finished goods	8,322	9,253
Total	$73,150	$53,239

We capitalize ADCETRIS inventory costs. ADCETRIS inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales. We do not capitalize manufacturing costs for any of our product candidates.

10. Legal matters
On March 8, 2018, three purported stockholders of Cascadian filed a Verified Complaint to Compel Inspection of Books and Records under 8 Del. C. §220 in the Delaware Court of Chancery against Cascadian, seeking to inspect books and records in order to determine whether wrongdoing or mismanagement has taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence and disinterestedness of the former Cascadian directors with respect to our acquisition of Cascadian. We filed our answer to this complaint on March 28, 2018. On February 20, 2019, we entered into an agreement regarding production and confidentiality of books and records with plaintiffs, pursuant to which we produced relevant books and records on April 22, 2019. As a result of this lawsuit, we may incur litigation and indemnification expenses.
In addition, from time to time in the ordinary course of business we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to the defense and enforcement of our patent or other intellectual property rights and our contractual rights. These proceedings are costly and time consuming. Additionally, successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators.

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
Our marketed product ADCETRIS is commercially available in more than 70 countries worldwide. We commercialize ADCETRIS in the U.S. and its territories and in Canada, and we are collaborating with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Takeda has commercial rights in the rest of the world and pays us a royalty. ADCETRIS is approved by the U.S. Food and Drug Administration, or FDA, in six indications. In Hodgkin lymphoma, ADCETRIS is approved as monotherapy for patients whose disease has relapsed and as consolidation therapy following prior treatment, and in combination with chemotherapy for the treatment of patients with previously untreated disease. In T-cell lymphomas, ADCETRIS is approved as monotherapy for patients with relapsed or refractory systemic anaplastic large cell lymphoma, or sALCL, or certain types of cutaneous T-cell lymphoma, or CTCL, or in combination with chemotherapy for patients with previously untreated CD30-expressing peripheral T-cell lymphoma, or PTCL.
Beyond our current labeled indications, we are evaluating ADCETRIS in several clinical trials. These include ADCETRIS in combination with nivolumab (Opdivo®) for Hodgkin and non-Hodgkin lymphoma under a clinical collaboration with Bristol-Myers Squibb Company, or BMS. Nivolumab is a programmed death-1, or PD-1, immune checkpoint inhibitor. In addition, we plan to initiate registrational trials evaluating retreatment with ADCETRIS in Hodgkin and T-cell lymphoma patients who progress after a prior response and in Hodgkin lymphoma and PTCL patients who are unfit for combination chemotherapy due to older age or comorbidities.
Our late-stage pipeline includes two ADCs and an oral tyrosine kinase inhibitor, or TKI, for solid tumors that are in clinical trials designed to support applications for potential regulatory approvals.
In collaboration with Astellas Pharma, Inc., or Astellas, we are developing enfortumab vedotin, which is an ADC targeting Nectin-4. We and Astellas are conducting a pivotal phase 2 trial, called EV-201, evaluating single-agent enfortumab vedotin for patients with locally advanced or metastatic urothelial cancer. The trial includes two cohorts of patients. The first cohort includes patients who were previously treated with a PD-1 inhibitor or a programmed death-ligand 1, or PD-L1, inhibitor, including those who have also been treated with a platinum-containing chemotherapy, and the second cohort includes patients who were previously treated with a PD-1 or PD-L1 inhibitor but have not received a platinum-containing chemotherapy and who are ineligible for cisplatin. In March 2018, the FDA granted Breakthrough Therapy designation to enfortumab vedotin for patients with locally advanced or metastatic urothelial cancer who were previously treated with a checkpoint inhibitor.

In March 2019, we and Astellas announced positive top-line results from the first cohort of EV-201 that enrolled 128 patients who previously received both platinum-containing chemotherapy and a PD-1 or PD-L1 inhibitor. In June 2019, additional data were reported at the American Society of Clinical Oncology annual meeting. Results from the first cohort showed the primary endpoint of confirmed objective response rate, or ORR, was 44 percent per blinded independent central review. Complete responses were observed in 12 percent of patients. Responses were observed across all pre-specified patient subgroups irrespective of lines of therapy, response to prior PD-1 or PD-L1 inhibitor, or presence of liver metastases which is a factor that is associated with poor prognosis. The median duration of tumor response was 7.6 months. Median overall survival, or OS, was 11.7 months and the median progression-free survival, or PFS, was 5.8 months. Target lesions were reduced in 84 percent of evaluable patients. The most common treatment-related adverse events were fatigue (50 percent), alopecia (49 percent), rash (48 percent), decreased appetite (44 percent), taste distortion (40 percent) and peripheral neuropathy (50 percent). The most common Grade 3 or higher adverse events were neutropenia (8 percent), anemia (7 percent), and fatigue (6 percent). One death due to interstitial lung disease occurred outside the safety-reporting period of the trial and was confounded by prolonged high-dose steroid use and suspected pneumonia. Based on these results, we and Astellas submitted a Biologics License Application, or BLA, to the FDA in July 2019 under the FDA's accelerated approval pathway for the treatment of patients with locally advanced or metastatic urothelial cancer who have received a PD-1 or PD-L1 inhibitor and who have received a platinum-containing chemotherapy in the neoadjuvant/adjuvant, locally advanced or metastatic setting. The second cohort of the EV-201 trial continues to enroll patients.
We and Astellas are also conducting a global, randomized phase 3 trial, called EV-301, for patients with metastatic urothelial cancer who previously received both platinum chemotherapy and a PD-1 or PD-L1 inhibitor. EV-301 is intended to support global regulatory applications for potential approvals in regions where EV-201 does not support approval and to potentially serve as a confirmatory trial in the U.S. if we are able to obtain accelerated approval based on the July 2019 enfortumab vedotin BLA submission. Additionally, we and Astellas are conducting a phase 1b trial of enfortumab vedotin, called EV-103, in earlier lines of treatment for patients with locally advanced or metastatic urothelial cancer, including in combination with pembrolizumab and/or platinum chemotherapy in newly diagnosed patients as well as patients whose cancer progressed from earlier-stage disease. We expect to report initial data from the EV-103 trial in 2019.
We are also developing tucatinib, an oral TKI targeting HER2, a growth factor receptor overexpressed in many cancers. Tucatinib is currently being evaluated as part of a combination regimen in a global randomized (2:1) pivotal trial, called HER2CLIMB, comparing tucatinib vs. placebo, each in combination with capecitabine and trastuzumab (Herceptin®). The trial is evaluating patients with HER2-positive metastatic breast cancer who have been previously treated with trastuzumab, pertuzumab (Perjeta®) and ado-trastuzumab emtansine, or T-DM1 (Kadcyla®), including patients with or without brain metastases. In January 2019, we announced that we achieved enrollment of 480 patients in the trial to enable analysis of the primary endpoint of PFS with top-line data expected to be reported in 2019. In April 2019, we reached the target enrollment of 600 patients in the HER2CLIMB trial to support the analyses of key secondary endpoints, including OS as well as PFS in patients with brain metastases. Additionally, we plan to initiate a phase 3 randomized trial comparing tucatinib vs. placebo, each in combination with T-DM1 in patients with HER2-positive metastatic breast cancer who have been previously treated with a taxane and trastuzumab. The primary endpoint of the planned trial will be PFS.
In collaboration with Genmab A/S, or Genmab, we are developing tisotumab vedotin, which is an ADC targeting tissue factor. We and Genmab are conducting a pivotal phase 2 trial, called the innovaTV 204 trial, evaluating single-agent tisotumab vedotin for patients with recurrent and/or metastatic cervical cancer who have relapsed or progressed after standard of care treatment. The trial is intended to support potential regulatory submission under the FDA's accelerated approval pathway. In March 2019, we completed enrollment in the innovaTV 204 trial and we anticipate reporting top-line data from the trial in the first half of 2020. We are also conducting a phase 2 clinical trial called innovaTV 207 for patients with other solid tumors that is intended to inform a potential future broad development program. In addition, we are conducting a phase 2 clinical trial, called innovaTV 208, for patients with platinum-resistant ovarian cancer.
We are developing ladiratuzumab vedotin, an ADC targeting LIV-1, which is currently being evaluated in phase 1 and phase 2 clinical trials both as monotherapy and in combination with other agents for patients with metastatic triple-negative breast cancer.
We are advancing a pipeline of early-stage clinical candidates as well as multiple preclinical and research-stage programs that employ our proprietary technologies. We plan to submit several investigational new drug applications to the FDA in 2019 and 2020.

We have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Astellas; Genentech, Inc., a member of the Roche Group, or Genentech; Genmab; GlaxoSmithKline LLC, or GSK; and Progenics Pharmaceuticals Inc. Of these collaborators, Genentech and GSK have ADCs using our technology in late-stage clinical trials. In June 2019, Genentech received accelerated approval from the FDA for polatuzumab vedotin-piiq (Polivy™), an ADC that uses our technology, to treat patients with relapsed or refractory diffuse large B-cell lymphoma. Under our ADC collaboration with Genentech, the accelerated approval of Polivy triggered a milestone payment to us and we are entitled to receive royalties on net sales of Polivy worldwide. In addition, we have a collaboration with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer. Unum is conducting a phase 1 trial evaluating Unum's ACTR087 drug candidate in combination with SEA-BCMA in patients with relapsed/refractory multiple myeloma.
Outlook
Our ongoing research, development, manufacturing and commercial activities will require substantial amounts of capital and may not ultimately be successful. We expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization and continued development of ADCETRIS, as well as the continued development and potential commercialization of enfortumab vedotin, tucatinib and tisotumab vedotin. We will require significant financial resources and additional personnel in order to continue to advance the development of, to pursue, obtain and maintain regulatory approvals for, and to potentially commercialize, enfortumab vedotin, tucatinib and tisotumab vedotin, if we are able to do so at all. Our other product candidates are in early or relatively early stages of development. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, the research, continued development and manufacturing of our product candidates, launch and commercialization activities for potential new products, and the anticipated expansion of our pipeline and operations will likely require us to raise substantial amounts of additional capital, and our operating expenses may fluctuate as a result of such activities. We may also incur significant milestone payment obligations to certain of our licensors as our product candidates progress through clinical trials towards potential commercialization.
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

The FDA approved ADCETRIS in combination with chemotherapy for patients with newly-diagnosed, previously untreated Stage III and IV classical Hodgkin lymphoma, or the frontline Hodgkin lymphoma indication, in March 2018 based on the results of the phase 3 ECHELON-1 clinical trial. The FDA approved ADCETRIS in combination with chemotherapy for patients with newly diagnosed, previously untreated sALCL or other CD30-expressing PTCL, including angioimmunoblastic T-cell lymphoma and PTCL not otherwise specified, or the frontline PTCL indication, in November 2018 based on the results of the phase 3 ECHELON-2 clinical trial. While we expect continued growth in ADCETRIS sales in 2019 as compared to 2018, we expect that our ability to continue to grow ADCETRIS sales, if at all, will depend primarily on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in the frontline Hodgkin lymphoma indication and frontline PTCL indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS in these indications. Further, our ability to continue to grow ADCETRIS sales, if at all, will be affected by our ability to continue to expand ADCETRIS’ utilization across key labeled indications of use. In addition, Takeda may be unable to obtain regulatory approvals of ADCETRIS in the ECHELON-2 treatment setting in its territories, which also would limit their sales of, and the commercial potential of, ADCETRIS.
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
Financial summary
For the six months ended June 30, 2019, total revenues increased to $413.6 million, compared to $310.8 million for the same period in 2018. This increase was driven primarily by 35% higher ADCETRIS net product sales. Net product sales of ADCETRIS were $294.0 million for the six months ended June 30, 2019, compared to $217.8 million for the same period in 2018, which increased primarily driven by ADCETRIS label expansions.
For the six months ended June 30, 2019, total costs and expenses increased to $506.0 million, compared to $434.9 million for the same period in 2018. This primarily reflected higher research and development expenses from continued investment in our late-stage pipeline, as well as higher sales, general and administrative costs related to our late-stage product candidates and ADCETRIS commercialization efforts related to the frontline Hodgkin lymphoma and frontline PTCL indications. For the six months ended June 30, 2018, net loss was favorably impacted by a net gain of $86.6 million from the change in the fair value of our equity securities.
As of June 30, 2019, we had $376.1 million in cash, cash equivalents and investments and $1.3 billion in total stockholders’ equity.
Results of operations
Net product sales
We sell ADCETRIS in the U.S. and Canada.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Net product sales	$158,980	$122,443	30%	$293,981	$217,800	35%
The increase in net product sales for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily resulted from higher sales volume during 2019 and, to a lesser extent, from the effect of price increases. Higher sales volume during the 2019 period was driven by label expansions of ADCETRIS; in particular, for the frontline Hodgkin lymphoma indication in March 2018, and for the frontline PTCL indication in November 2018.
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
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2018	$26,968	$5,604	$32,572
Provision related to current period sales	119,505	7,111	126,616
Adjustment for prior period sales	215	(188)	27
Payments/credits for current period sales	(90,845)	(3,955)	(94,800)
Payments/credits for prior period sales	(18,519)	(1,520)	(20,039)
Balance as of June 30, 2019	$37,324	$7,052	$44,376
Mandatory government discounts are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the six months ended June 30, 2019 as a result of price increases we instituted that exceeded the rate of inflation. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2019 as compared to 2018, driven by growth in ADCETRIS gross sales.
Collaboration and license agreement revenues
We have collaboration and license agreements with a number of biotechnology and pharmaceutical companies. Our proprietary ADC technology is the basis of many of these collaboration and license agreements, including the ADC collaborations that we have entered into in the ordinary course of our business, under which we grant our collaborators research and commercial licenses to our technology and typically provide technology transfer services, technical advice, supplies and services for a period of time. Our collaboration and license agreements include contractual milestones. Generally, the milestone events coincide with the progression of the collaborators’ product candidates. These consist of development milestones (such as designation of a product candidate or initiation of preclinical studies and the initiation of phase 1, phase 2, or phase 3 clinical trials), regulatory milestones (such as the filing of regulatory applications for marketing approval or marketing approval), and commercialization milestones (such as first commercial sale in a particular market and product sales in excess of a pre-specified threshold).
Collaboration and license agreement revenues by collaborator were as follows:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Takeda	$28,760	$8,745	229%	$72,139	$22,317	223%
AbbVie	600	4,700	(87)%	925	12,700	(93)%
Genentech	6,670	583	1,044%	6,873	1,299	429%
Genmab	—	7,000	(100)%	—	7,000	(100)%
GSK	—	6,000	(100)%	—	6,000	(100)%
Other	100	151	(34)%	771	7,422	(90)%
Total collaboration and license agreement revenues	$36,130	$27,179	33%	$80,708	$56,738	42%
Collaboration revenues from Takeda fluctuate based on changes in the recognized portion of reimbursement funding under the ADCETRIS collaboration, which are impacted by the activities each party is performing under the collaboration agreement at a given time. For example, when Takeda’s level of spending on clinical collaboration activities increases above our own, our earned portion of reimbursement funding generally decreases. Additionally, we receive reimbursement for the cost of drug product supplied to Takeda for its use, the timing of which fluctuates based on Takeda’s product supply needs. Collaboration revenues from Takeda can also fluctuate based on the achievement of milestones by Takeda. The increase in collaboration revenues from Takeda for the three months ended June 30, 2019 compared to the comparable period in 2018 was driven by substantially all of a $7.5 million regulatory milestone achieved in the second quarter 2019, as well as reimbursement for drug product supplied. The increase in collaboration revenues from Takeda for the six months ended June 30, 2019 reflected substantially all of two regulatory milestones achieved totaling $37.5 million, which were related to additional approvals of

ADCETRIS in frontline Hodgkin lymphoma. As of June 30, 2019, $16.9 million of deferred revenue was related to our collaboration with Takeda, which we will recognize as the remaining performance obligations are satisfied through November 2019.
Collaboration revenues from AbbVie decreased for the three and six months ended June 30, 2019 from the comparable periods in 2018 due to the recognition of development milestones from our ADC collaboration in 2018.
Collaboration revenues from Genentech increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 due to the recognition of a development milestone in the second quarter of 2019.
Collaboration revenues from Genmab decreased for the three and six months ended June 30, 2019 from the comparable periods in 2018 due to the recognition of a development milestone from our ADC collaboration in 2018.
Collaboration revenues from GSK decreased for the three and six months ended June 30, 2019 from the comparable periods in 2018 due to the recognition of a development milestone from our ADC collaboration in 2018.
Other collaboration revenues during the three months ended June 30, 2019 were consistent with the comparable period in 2018. Other collaboration revenues decreased for the six months ended June 30, 2019 from the comparable period in 2018, primarily due to clinical manufacturing services performed for BMS during the three months ended March 31, 2018, under a transitional services agreement related to our acquisition of a manufacturing facility. These activities concluded as of March 31, 2018.
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
As of June 30, 2019, total future potential milestone payments to us under the ADCETRIS collaboration could total $117.0 million. Of that amount, up to $7.0 million relates to the achievement of development milestones, up to $70.0 million relates to the achievement of regulatory milestones and up to $40.0 million relates to the achievement of commercial milestones. As of June 30, 2019, $117.5 million in milestones had been achieved as a result of regulatory and commercial progress by Takeda.
Astellas
We have a collaboration agreement with Agensys, Inc., which subsequently became an affiliate of Astellas, to jointly research, develop and commercialize ADCs for the treatment of several types of cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Astellas to proprietary cancer targets. Under this collaboration, we and Astellas are co-funding all development costs for enfortumab vedotin. Costs associated with co-development activities are included in research and development expense.

In 2018, we and Astellas entered into a joint commercialization agreement to govern the global commercialization of enfortumab vedotin, if approved for commercial sale:

•
In the U.S., we and Astellas will jointly promote enfortumab vedotin. We will record sales of enfortumab vedotin in the U.S. and be responsible for all U.S. distribution activities. The companies will share the costs associated with commercializing enfortumab vedotin in the U.S. and will share equally in any profits realized in the U.S.

•
Outside the U.S., we have commercialization rights in all countries in North and South America, and Astellas has commercialization rights in rest of the world, including Europe, Asia, Australia and Africa. The agreement is intended to provide that we and Astellas will effectively share equally in costs incurred and any profits realized in all of these markets. Cost and profit sharing in Canada, the United Kingdom, Germany, France, Spain and Italy will be based on product sales and costs of commercialization. In the remaining markets, the commercializing party will bear costs and will pay the other party a royalty rate applied to net sales of the product based on a rate intended to approximate an equal profit share for both parties.

Either party may terminate the collaboration agreement if the other party becomes insolvent or the other party materially breaches the agreement and such breach remains uncured. Subject to certain restrictions, either party may terminate the collaboration agreement for any reason upon prior written notice to the other party. The collaboration agreement can also be terminated by mutual written consent of the parties. If neither party exercises its option to terminate the collaboration agreement, then the agreement will automatically terminate on the later of the expiration of all payment obligations pursuant to the collaboration agreement, or the day upon which we and Astellas cease to develop and commercialize products under the agreement. However, the collaboration agreement may not be terminated with respect to enfortumab vedotin for so long as the joint commercialization agreement continues to survive.
Either party may terminate the joint commercialization agreement if the other party becomes insolvent. The joint commercialization agreement expires on a country-by-country basis upon complete cessation of the commercialization, launch and selling of enfortumab vedotin in that country.
Either party may also opt out of co-development and profit-sharing under the collaboration agreement in return for receiving milestones and royalties from the continuing party. In addition, either party may opt out of co-development and profit-sharing for enfortumab vedotin on a country-by-country basis, in return for receiving royalties pursuant to the collaboration agreement from the continuing party with respect to that country.
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
As of June 30, 2019, our ADC collaborations had generated approximately $425 million, primarily in the form of upfront and milestone payments. Remaining milestone payments to us under our current ADC collaborations could total approximately $2.2 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.3 billion relates to the achievement of development milestones, approximately $0.9 billion relates to the achievement of regulatory milestones and approximately $1.0 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any potential future milestone payments or royalties may be payable by our collaborators. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result and have resulted in a collaborator abandoning or delaying development of its product candidates. As such, the potential future milestone payments associated with our ADC collaboration agreements involve a substantial degree of risk and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above, and it is possible that we may never receive any additional significant milestone payments under these agreements in the future.
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

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Royalty revenues	$23,337	$20,551	14%	$38,957	$36,225	8%
Cost of royalty revenues	$2,288	$6,148	(63)%	$4,677	$11,525	(59)%
Royalty revenues increased for the three and six months ended June 30, 2019 from the comparable periods in 2018. Takeda net sales of ADCETRIS in its territories increased during the 2019 periods. Royalty revenue for the comparable periods in 2018 included additional royalty revenue attributable to Takeda's portion of certain third-party royalty obligations which expired during 2018. We expect that royalty revenues will increase in 2019 as compared to 2018, primarily due to anticipated increases in sales volume by Takeda.
Cost of royalty revenues fluctuates based on the amount of net sales of ADCETRIS by Takeda in its territories. Cost of royalty revenues decreased for the three and six months ended June 30, 2019 from the comparable periods in 2018 due to lower amounts owed to certain third-party licensors.
Cost of sales
ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs, and distribution and other costs.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Cost of sales	$8,609	$13,157	(35)%	$16,520	$23,515	(30)%
Cost of sales decreased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to a reduction in amounts owed to certain third-party licensors, offset in part by increased ADCETRIS sales volumes. We expect cost of sales to decrease in 2019 as compared to 2018, primarily due to a reduction in royalties owed under technology license agreements.

Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Research and clinical development	$108,120	$83,202	30%	$214,322	$199,742	7%
Process sciences and manufacturing	55,809	39,658	41%	107,872	75,620	43%
Total research and development	$163,929	$122,860	33%	$322,194	$275,362	17%
Research and clinical development expenses includes personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase for the three and six months ended June 30, 2019 from the comparable periods in 2018 reflected increases in employee-related costs and development costs primarily to support our late stage pipeline of product candidates. The increase for the six months ended June 30, 2019 from the comparable period in 2018 was offset in part by $35.0 million of upfront in-licensing payments made during the first quarter of 2018.
Process sciences and manufacturing expenses include personnel and occupancy expenses, external contract manufacturing costs for the scale-up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily reflected increases in staffing and other costs to support our late-stage pipeline of product candidates.
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

	Three months ended June 30,		Six months ended June 30,		Five years ended
(dollars in thousands)	2019	2018	2019	2018	June 30, 2019
ADCETRIS (brentuximab vedotin)	$14,798	$10,462	$21,779	$17,993	$296,429
Enfortumab vedotin	6,743	5,340	13,194	9,503	68,051
Tucatinib	23,415	9,864	43,828	12,738	84,567
Tisotumab vedotin	7,095	2,871	14,675	10,239	42,950
Ladiratuzumab vedotin	5,121	6,025	10,680	13,280	62,393
Other clinical stage programs	1,307	6,472	6,486	13,719	252,124
Total third-party costs for clinical stage programs	58,479	41,034	110,642	77,472	806,514
Other costs and overhead	105,450	81,826	211,552	197,890	1,334,079
Total research and development	$163,929	$122,860	$322,194	$275,362	$2,140,593
Third-party costs for ADCETRIS increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to higher costs for drug product supplied to Takeda, offset in part by a reduction in clinical trial activities. The cost of drug product supplied to Takeda is charged to research and development expense. We are reimbursed for the drug product, which is included in collaboration and license agreement revenues.
Third-party costs for enfortumab vedotin increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to increases in clinical trial and manufacturing expenses.
Third-party costs for tucatinib increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 due to higher clinical trial expenses for the HER2CLIMB trial, and higher manufacturing expenses.
Third-party costs for tisotumab vedotin increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 due to higher clinical trial and manufacturing expenses.

Third-party costs for ladiratuzumab vedotin decreased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to lower drug supply expenses.
Other costs and overhead include third-party costs of our preclinical programs and costs associated with personnel and facilities. These costs increased for the three and six months ended June 30, 2019 from the comparable periods in 2018, due primarily to higher expenses associated with our preclinical programs, offset in part by $35.0 million of upfront in-licensing payments made in the first quarter of 2018.
In order to advance our product candidates toward commercialization, the product candidates are tested in numerous preclinical safety, toxicology and efficacy studies. We then conduct clinical trials for those product candidates that take several years or more to complete. The length of time varies substantially based upon the type, complexity, novelty and intended use of a product candidate. Likewise, in order to expand labeled indications of use for ADCETRIS, we are required to conduct additional extensive clinical trials. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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
Selling, general and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Selling, general and administrative	$82,331	$58,292	41%	$162,602	$124,474	31%
Selling, general and administrative expenses increased for the three and six months ended June 30, 2019 from the comparable periods in 2018 primarily due to increases in staffing, external spend related to our late-stage product candidates and ADCETRIS commercialization efforts related to the frontline Hodgkin lymphoma and frontline PTCL indications, as well as higher infrastructure costs to support our continued growth.
We anticipate that selling, general and administrative expenses will increase in 2019 compared to 2018 as we continue our commercial activities in support of the commercialization of ADCETRIS, pre-commercialization activities for our late-stage pipeline, and support of general operations.
Investment and other income (loss), net

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Gain (loss) on equity securities	$(42,693)	$105,472	(140)%	$(4,568)	$86,647	(105)%
Investment income, net	2,165	1,085	100%	4,348	2,024	115%
Total investment and other income (loss), net	$(40,528)	$106,557	(138)%	$(220)	$88,671	(100)%

Investment and other income (loss), net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities (which primarily include common stock holdings in Immunomedics), realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
Investment and other income (loss), net for the three and six months ended June 30, 2019 primarily reflected net losses from changes in the fair value of our equity securities. Investment and other income (loss), net for the comparable periods in 2018 was driven by net gains from changes in the fair value of our equity securities. As of June 30, 2019, our shares held of Immunomedics common stock had a fair value of $107.1 million, which are included in other non-current assets.
Liquidity and capital resources

(dollars in thousands)	June 30, 2019	December 31, 2018
Cash, cash equivalents, and investments	$376,129	$459,866
Working capital	449,989	428,523
Stockholders’ equity	1,271,826	1,273,943

	Six months ended June 30,
(dollars in thousands)	2019	2018
Cash provided (used) by:
Operating activities	$(91,240)	$(168,135)
Investing activities	39,114	(514,815)
Financing activities	38,052	681,292
The change in net cash from operating activities primarily was related to the change in our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable.
The change in net cash from investing activities reflected differences between the proceeds received from sale and maturity of our investments and amounts reinvested, as well as payments for business combinations. Cash used for investing activities during the six months ended June 30, 2018 included $614.1 million cash paid (or $598.2 million net of the cash acquired) for the acquisition of Cascadian in 2018.
The change in net cash from financing activities included proceeds from stock option exercises and our employee stock purchase plan for all periods presented. Cash provided by financing activities during the six months ended June 30, 2018 included $658.2 million in net proceeds from our public offering in 2018.
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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of June 30, 2019, we had $376.1 million held in cash, cash equivalents and investments scheduled to mature within the next twelve months.
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
Commitments
Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2018, and updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
Our future minimum contractual commitments have not changed materially from the amounts previously reported.
Critical accounting policies
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the six months ended June 30, 2019 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ADCETRIS®, or brentuximab vedotin, is our only product approved for marketing and our ability to generate revenue from product sales and our prospects for profitability are substantially dependent on our ability to effectively commercialize ADCETRIS for the treatment of patients in its approved indications and our ability to continue to expand its labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

•
we may be unable to effectively commercialize ADCETRIS in any new indications for which we receive marketing approval, including in the newly diagnosed, previously untreated Stage III and IV classical Hodgkin lymphoma indication, for which the Food and Drug Administration, or FDA, approved ADCETRIS in combination with chemotherapy in March 2018 based on the results of the phase 3 ECHELON-1 clinical trial, or the frontline Hodgkin lymphoma indication, and the newly diagnosed, previously untreated systemic anaplastic large-cell lymphoma, or sALCL or other CD30-expressing peripheral T-cell lymphomas, or PTCL, including angioimmunoblastic T-cell lymphoma and PTCL not otherwise specified indication, for which the FDA approved ADCETRIS in combination with chemotherapy in November 2018 based on the results of the phase 3 ECHELON-2 clinical trial, or the frontline PTCL indication;

•
we and/or Takeda Pharmaceutical Company Limited, or Takeda, our collaborator in the development and commercialization of ADCETRIS, may not be able to obtain and maintain regulatory approvals to market ADCETRIS in its currently approved indications or for any additional indications in our respective territories, including in the ECHELON-2 treatment setting outside the U.S., which would limit sales of, and the commercial potential of, ADCETRIS;

•
we may not be able to establish or demonstrate in the medical community the safety, efficacy, or value of ADCETRIS and its potential advantages compared to existing and future therapeutics in the frontline Hodgkin lymphoma and frontline PTCL indications as well as other approved indications;

•
new competitive therapies, including immuno-oncology agents such as programmed death-1, or PD-1, inhibitors (e.g., nivolumab and pembrolizumab) and other novel agents (e.g., mogamulizumab), have been approved by regulatory authorities or may be submitted in the near term to regulatory authorities for approval in ADCETRIS’ labeled indications, and these competitive products could negatively impact our commercial sales of ADCETRIS;

•
our commercial sales of ADCETRIS could be lower than our projections due to a lower market penetration rate, increased competition by alternative products or biosimilars, a shorter duration of therapy in patients in ADCETRIS’ approved indications, or for other reasons;

•
there may be additional changes to the label for ADCETRIS, including ADCETRIS’ boxed warning, that further restrict how we market and sell ADCETRIS, including as a result of data collected from any of the clinical trials that we, Takeda and/or Bristol-Myers Squibb Company, or BMS, are conducting or may in the future conduct for ADCETRIS, including investigator-sponsored studies and in the post-approval confirmatory studies that Takeda is required to conduct as a condition to the conditional marketing authorization of ADCETRIS granted by the European Commission, or the EC;

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

•	the relative price of ADCETRIS may be higher than alternative treatment options, and therefore its reimbursement may be limited by private and governmental insurers;

•	physicians may be reluctant to prescribe ADCETRIS due to side effects associated with its use or until longer term efficacy and safety data exist;

•	there may be changed or increased regulatory restrictions;

•	we may not have adequate financial or other resources to effectively commercialize ADCETRIS; and

•	we may not be able to obtain adequate commercial supplies of ADCETRIS to meet demand or at an acceptable cost.
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
While ADCETRIS product sales have grown over time, and our future plans assume that sales of ADCETRIS will increase, we cannot assure you that, even with the recent expansions to the prescribing label for ADCETRIS in the United States, which now includes the frontline Hodgkin lymphoma and frontline PTCL indications, ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. We also expect that our ability to continue to grow ADCETRIS sales, if at all, will depend primarily on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in the frontline Hodgkin lymphoma and frontline PTCL indications, and the extent to which physicians make prescribing decisions with respect to ADCETRIS in these indications. Further, our ability to continue to grow ADCETRIS sales, if at all, will be affected by our ability to continue to expand ADCETRIS’ utilization across key labeled indications of use. In addition, Takeda may be unable to obtain regulatory approvals of ADCETRIS in the ECHELON-2 treatment setting in its territories, which also would limit their sales of, and the commercial potential of, ADCETRIS.
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
In furtherance of our growth strategy, we have made significant investments in a number of product candidates, including our later-stage product candidates enfortumab vedotin, tucatinib and tisotumab vedotin. Based on the positive results from the first cohort in a pivotal phase 2 trial of enfortumab vedotin that we and Astellas Pharma Inc., or Astellas, are conducting, or the EV-201 trial, in patients who previously received both platinum chemotherapy and a PD-1 or programmed death-ligand 1, or PD-L1, inhibitor, we and Astellas submitted a Biologics License Application, or BLA, to the FDA in July 2019 under the FDA’s accelerated approval pathway. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for enfortumab vedotin or any of our other product candidates. In addition, although enfortumab vedotin was granted Breakthrough Therapy designation by the FDA for patients with locally advanced or metastatic urothelial cancer who were previously treated with a checkpoint inhibitor, Breakthrough Therapy designation does not guarantee that we will be able to take advantage of the expedited review procedures and does not increase the likelihood that the BLA we and Astellas submitted to the FDA in July 2019 for enfortumab vedotin will be approved or that enfortumab vedotin will otherwise receive any marketing approvals. In any event, we cannot predict whether the BLA we and Astellas submitted to the FDA in July 2019 for enfortumab vedotin will be accepted or approved in a timely manner, if at all, and we cannot otherwise assure you that enfortumab vedotin or any of our other product candidates will receive any marketing approvals. In fact, it is possible that none of our product candidates will ever become commercial products. Even if approved for commercial sale, our ability to realize the anticipated benefits from our product candidates is subject to a number of risks and uncertainties, including our and our collaborators’ ability to successfully launch, market and commercialize any approved products, our reliance, in the case of enfortumab vedotin and tisotumab vedotin, on Astellas and Genmab A/S, or Genmab, respectively, to effectively jointly commercialize any future approved products with us, the acceptance of any future approved products by the medical community and patients, and the extent to which coverage and reimbursement for any future approved products will be available from government and health administration authorities, private health insurers and other third-party payors.
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
Reports of adverse events or safety concerns involving ADCETRIS or our product candidates could delay or prevent us from obtaining or maintaining regulatory approvals or could negatively impact sales of ADCETRIS or the prospects for our product candidates.
Reports of adverse events or safety concerns involving ADCETRIS could interrupt, delay or halt clinical trials of ADCETRIS, including the post-approval confirmatory studies that Takeda is required to conduct as a condition of the marketing authorization of ADCETRIS by the EC. In addition, reports of adverse events or safety concerns involving ADCETRIS could result in regulatory authorities limiting, denying or withdrawing approval of ADCETRIS for any or all indications, including the use of ADCETRIS for the treatment of patients in its approved indications. For example, there was an increased incidence of febrile neutropenia and peripheral neuropathy in the ADCETRIS plus doxorubicin (Adriamycin®), vinblastine and dacarbazine, or AVD, arm of the ECHELON-1 trial. The ADCETRIS label provides for use of prophylactic growth factors for Stage III or IV classical Hodgkin lymphoma patients receiving ADCETRIS plus AVD to mitigate events of neutropenia and febrile neutropenia, but despite this, these product safety concerns could limit prescribing of ADCETRIS for newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin lymphoma and negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market. There are no assurances that patients receiving ADCETRIS will not experience serious adverse events in the future. Further, there are no assurances that patients receiving ADCETRIS with co-morbid diseases not previously studied, such as autoimmune diseases, will not experience new or different serious adverse events in the future.

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
Likewise, reports of adverse events or safety concerns involving ADCETRIS or our product candidates could interrupt, delay or halt clinical trials of ADCETRIS or such product candidates, or could result in our or our collaborators' inability to obtain regulatory approvals for ADCETRIS in any additional indications or for any of our product candidates.
We initiated the pivotal trials of enfortumab vedotin, tucatinib and tisotumab vedotin, in each case based on only limited phase 1 clinical data. Although data continues to be generated in these pivotal and other trials, and we and Astellas recently announced positive results from the first cohort in the EV-201 trial, there may still be important facts about the safety, efficacy, and risk versus benefit of these product candidates that are not known to us at this time which may negatively impact our ability to develop and commercialize these product candidates. In addition, in response to safety events observed in our clinical trials of enfortumab vedotin and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events could be observed in these pivotal or other later-stage trials that could delay or prevent us from advancing the clinical development of, or obtaining regulatory approvals for, enfortumab vedotin, tucatinib or tisotumab vedotin and may adversely affect our business, results of operations and prospects.
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
Even if we and our collaborators obtain regulatory approvals to market our current and potential future products, we and our collaborators will remain subject to extensive ongoing regulatory obligations and oversight, including post-approval requirements, that could result in significant additional expense and could negatively impact our and our collaborators' ability to commercialize our current and potential future products.
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
In addition, we are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product for which we have obtained regulatory approval, including ADCETRIS in each of its approved indications, such as continued adverse event reporting requirements and the requirement to have some of our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our and our collaborators' ability to commercialize ADCETRIS and any future-approved product. For example, we and Astellas are conducting the EV-201 trial. Based on the positive results from the first cohort of patients enrolled in the EV-201 trial who previously received both platinum chemotherapy and a PD-1 or PD-L1 inhibitor, we and Astellas submitted a BLA to the FDA in July 2019 for enfortumab vedotin under the FDA's accelerated approval pathway. As a condition of any potential approval under the FDA's accelerated approval pathway, the FDA may require that we and/or Astellas perform confirmatory post-marketing studies to verify and describe the clinical benefit of enfortumab vedotin. Moreover, in connection with any such accelerated approval, the labeling and advertising and promotion of enfortumab vedotin would be subject to additional regulatory requirements, which could entail significant expense and could negatively impact the potential future launch and commercialization of enfortumab vedotin. In addition, even if the BLA we and Astellas submitted to the FDA in July 2019 for enfortumab vedotin is approved, enfortumab vedotin may later produce adverse events that limit or prevent its widespread use or that force us or Astellas to withdraw enfortumab vedotin from the market, and any problems with enfortumab vedotin or any violation of ongoing regulatory obligations could result in restrictions on the approved product, including its withdrawal from the market.
We and the manufacturers of ADCETRIS and any future approved product are also required, or will be required, to comply with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture ADCETRIS and our product candidates, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections, including periodic unannounced inspections. The subsequent discovery of previously unknown problems with ADCETRIS or any future approved product, including adverse events of unanticipated severity or frequency, or problems with the facilities where ADCETRIS or any future approved product is manufactured, may result in restrictions on the marketing of ADCETRIS or any such future approved product, up to and including withdrawal of the affected product from the market. If our manufacturing facilities, our collaborators' manufacturing facilities, or those of our respective suppliers, fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us.
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
We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. In this regard, we and Astellas are conducting the EV-201 trial and a phase 3 clinical trial of enfortumab vedotin, called the EV-301 trial, in metastatic urothelial cancer patients who previously received both platinum chemotherapy and a PD-1 or PD-L1 inhibitor. Additionally, we are conducting a pivotal phase 2 trial of tucatinib for patients with HER2-positive metastatic breast cancer who have been previously treated with HER2-targeted agents, including patients with or without brain metastases, which we refer to as the HER2CLIMB trial, and a pivotal phase 2 trial of tisotumab vedotin with Genmab in patients with recurrent and/or metastatic cervical cancer, which we refer to as the innovaTV 204 trial. Each of these trials was initiated based on only limited phase 1 clinical data. In particular, enfortumab vedotin, tucatinib and tisotumab vedotin have not previously been evaluated in later-stage clinical trials and we cannot be certain that the design of, or data collected from, these trials will be sufficient to support FDA or any foreign regulatory approvals. In this regard, while we and Astellas reported positive results from the first cohort in the EV-201 trial and we and Astellas submitted a BLA to the FDA in July 2019 for enfortumab vedotin under the FDA's accelerated approval pathway based on the results from the first cohort, the FDA may disagree with our interpretation of the data from the first cohort in the EV-201 trial and/or may otherwise determine not to accept or approve the BLA we and Astellas submitted in July 2019 in a timely manner or at all. Furthermore, we do not have Special Protocol Assessment agreements with the FDA for any of these trials.
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
Additionally, patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials, perceived side effects and the availability of alternative or new treatments. Many of our future and ongoing clinical trials are being or will be coordinated or conducted with Takeda, BMS, Astellas, Genmab and other collaborators, which may delay the commencement or adversely affect the continuation or completion of these trials. From time to time, we have experienced enrollment-related delays in clinical trials and we will likely continue to experience similar delays in our current and future trials. We depend on medical institutions and clinical research organizations, or CROs, to conduct some of our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs, additional regulatory requirements and the engagement of foreign CROs, as well as expose us to risks associated with less experienced clinical investigators who are unknown to the FDA, different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs.
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
Negative or inconclusive clinical trial results could adversely affect our ability and the ability of our collaborators to obtain regulatory approvals of our product candidates or to market ADCETRIS and/or expand ADCETRIS into additional indications. In particular, negative or inconclusive results in our HER2CLIMB trial would negatively impact or preclude altogether our ability to obtain any regulatory approvals of tucatinib, which could result in our failure to realize the anticipated benefits of our acquisition of Cascadian Therapeutics, Inc., or Cascadian, referred to as the Cascadian Acquisition, and negatively impact our plans to build a commercial infrastructure in Europe. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, although we and Astellas reported positive results from the first cohort in the EV-201 trial, regulatory agencies, including the FDA, or its advisors, may disagree with our interpretations of the data from the first cohort in the EV-201 trial and may not accept or approve the BLA that we and Astellas submitted to the FDA in July 2019 for enfortumab vedotin. Moreover, although we reported positive results in our ECHELON-2 trial, regulatory agencies outside of the U.S., or their advisors, may disagree with Takeda’s interpretations of data from the ECHELON-2 trial and may not approve the expansion of the ADCETRIS labeled indications of use to the ECHELON-2 treatment setting. Adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, require us to cease development of a product candidate or the further development or commercialization of ADCETRIS, result in our failure to expand ADCETRIS into additional indications, adversely affect our ability to market ADCETRIS, and may result in other negative consequences to us, including the inclusion of unfavorable information in our product labeling. Further, some of our clinical trials are overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur.
Our product candidates are in various stages of development, and it is possible that none of our product candidates will ever become commercial products.
Our late-stage product candidates are enfortumab vedotin, tucatinib, and tisotumab vedotin, each of which was advanced to pivotal trials based on only limited phase 1 clinical data. Our earlier-stage clinical pipeline includes ladiratuzumab vedotin, which is in phase 2 clinical development, and SEA-BCMA, which is in phase 1 clinical development. As a result of recent portfolio prioritization decisions, we are no longer developing SGN-2FF and SGN-CD48A. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. We will require significant financial resources and additional personnel in order to continue to advance the development of, to pursue, obtain and maintain regulatory approvals for, and to potentially commercialize, enfortumab vedotin, tucatinib and tisotumab vedotin, if we are able to do so at all. Our other product candidates are in early or relatively early stages of development.
If a product candidate fails at any stage of development or fails to receive regulatory approval, or we or our collaborators otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. For example, with respect to enfortumab vedotin, we have incurred significant expenditures related to its development and potential launch, but there can be no assurances that the FDA will approve the BLA we and Astellas submitted to the FDA in July 2019 for enfortumab vedotin or that enfortumab vedotin will otherwise receive any regulatory approvals, and we may therefore fail to receive any return on our investment in enfortumab vedotin. Likewise, if we are unable to successfully complete the development of, obtain regulatory approvals for and commercialize tucatinib, we will not realize the anticipated benefits of the Cascadian Acquisition. Moreover, with the exception of data from the first cohort of EV-201, we have reported only limited data from early trials of our product candidates. Preclinical studies and any encouraging or positive preliminary and interim data from our clinical trials of our product candidates may not be predictive of the results of ongoing or later clinical trials. Even if we or our collaborators are able to complete our planned clinical trials of our product candidates according to our current development timeline, the encouraging or positive results from clinical trials of our product candidates in earlier stage trials may not be replicated in subsequent later-stage trials. In addition, we are developing product candidates in indications in which competition is intense, and it is possible that a clinical trial we run may meet its safety and efficacy endpoints but we may choose not to advance the development and commercialization of the product candidate due to changes in the competitive environment and the rapid evolution of the standard of care. As a result, we and our collaborators may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate or could cause us to discontinue the development of such product candidate. Also, later-stage clinical trials could differ in significant ways from earlier stage clinical trials, which could cause the outcome of the later-stage trials to differ from earlier-stage clinical trials. Differences in earlier- and later-stage clinical trials may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. In this regard, we initiated the EV-201 and EV-301 trials of enfortumab vedotin with Astellas, the HER2CLIMB trial of tucatinib and the innovaTV 204 trial of tisotumab vedotin with Genmab in each case based on only limited phase 1 clinical data. Enfortumab vedotin, tucatinib and tisotumab vedotin have not previously been evaluated in later stage clinical trials and we cannot be certain that the design of, or data collected from, these trials will be adequate to support FDA or any foreign regulatory approvals. Moreover, tucatinib and tisotumab vedotin may fail to demonstrate sufficient efficacy in our pivotal trials despite the results observed in earlier-stage trials, and despite the positive results we and Astellas reported for the first cohort in the EV-201 trial, we cannot be certain that enfortumab vedotin will demonstrate sufficient efficacy in other trials, including in the EV-301 and EV-103 trials, or will ever be approved for commercial sale. In addition, there may still be important facts about the safety, efficacy, and risk versus benefit of these product candidates that are not known to us at this time which may negatively impact our ability to develop and commercialize these product candidates. In particular, in response to safety events observed in our clinical trials of enfortumab vedotin and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events or our failure to generate additional efficacy data in our clinical trials that support registration could significantly impact the value of enfortumab vedotin, tucatinib and tisotumab vedotin to our business. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing or planned clinical trials, including in the ongoing pivotal trials for enfortumab vedotin, tucatinib and tisotumab vedotin. We have not yet completed any late-stage clinical trials for our product candidates, and if we or our collaborators fail to produce positive results in our ongoing or planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected.
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
The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS in CD30-expressing lymphomas, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. Further, the FDA and foreign regulatory agencies have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our product candidates are promising, such data may not be sufficient to support approval by the FDA or any foreign regulatory authority. In addition, the FDA or any foreign regulatory authority or their respective advisors may disagree with our interpretations of data from preclinical studies and clinical trials. For example, based on the positive results we and Astellas reported from the first cohort in the EV-201 trial, we and Astellas submitted a BLA to the FDA in July 2019 for enfortumab vedotin under the FDA's accelerated approval pathway. However, the FDA may disagree with our interpretation of the data from the first cohort in the EV-201 trial and/or may otherwise determine not to accept or approve the BLA we and Astellas submitted in July 2019 in a timely manner or at all. Regulatory agencies also may approve a product candidate for fewer or narrower indications than requested, or with a label that includes only subtypes of a particular indication rather than a more general disease classification. For example, the label approved by the FDA based on our phase 3 ALCANZA trial covered only primary cutaneous anaplastic large cell lymphoma, or pcALCL, and CD30-expressing mycosis fungoides, or MF, which are two subtypes of cutaneous T-cell lymphoma, or CTCL. Additionally, the FDA or foreign regulatory authorities may grant approval subject to the performance of post-approval studies or REMS for a product candidate. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in any additional indications or of any future approved product.
In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs, for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In addition, as part of the U.S. Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. However, the FDA does not always meet its PDUFA targeted action dates and if the FDA were to fail to meet a PDUFA targeted action date in the future for ADCETRIS, enfortumab vedotin or any of our other product candidates, the commercialization of the affected product candidate or of ADCETRIS in any additional indications could be delayed or impaired. Due to these and other factors, ADCETRIS and our product candidates could take a significantly longer time to gain regulatory approvals than we expect or may never gain new regulatory approvals, which could delay or eliminate any potential product revenue from sales of our product candidates or of ADCETRIS in any additional indications, which could significantly delay or prevent us from achieving profitability.
The successful commercialization of ADCETRIS and our product candidates will depend on a variety of factors, including the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies, and the acceptance of our products by the medical community and patients.

Successful sales of ADCETRIS and any future approved products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require increasing levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of this pricing scrutiny, we cannot be sure that we will achieve and continue to have coverage available for ADCETRIS and any other product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. If we are unable to obtain coverage and adequate levels of reimbursement for ADCETRIS and any future approved products that we commercialize, their marketability will be negatively and materially impacted. For example, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for ADCETRIS in the frontline Hodgkin lymphoma indication based on the relative price and perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales. Similarly, even if we and Astellas are able to obtain approval of the BLA that we submitted to the FDA in July 2019 for enfortumab vedotin, we cannot be certain that third party payors will provide coverage and adequate reimbursement for enfortumab vedotin based on its relative price and perceived benefit as compared to alternative treatment options or otherwise, which may materially harm our and Astellas' ability to commercialize enfortumab vedotin, if approved.
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
The degree of market acceptance among patients, physicians, and third-party payors is also important to our ability to successfully commercialize ADCETRIS. The degree of acceptance will depend on a number of factors including the effectiveness of our marketing, sales and distribution strategy and operations, the acceptance of our product by patients, physicians and third party payors, the perceived advantages and relative cost, safety and efficacy of alternative treatments, as well as the acceptance and degree of adoption of our products and future products by institutional pathways and institutional, local, and national guidelines such as the National Comprehensive Cancer Networks® Clinical Practice Guidelines in Oncology, or the NCCN Guidelines. Many oncology practices and healthcare providers rely on the NCCN Guidelines or other institutional practice pathways in decisions related to treatment of patients and utilization of medicines. To the extent that ADCETRIS or our future approved products, if any, are not included or positioned favorably in such treatment guidelines and pathways, the full utilization potential of our products may not be reached, which may harm our ability to successfully commercialize ADCETRIS or our potential future products. For example, in the ADCETRIS frontline Hodgkin lymphoma indication, the NCCN Guidelines have been interpreted as being more restrictive than our labeled indication and since these guidelines and related interpretations have been translated into treatment pathways for many institutions, our ability to maintain or increase sales of ADCETRIS may be materially harmed or future ADCETRIS sales may otherwise be negatively affected.
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
We anticipate that the PPACA, as well as other healthcare reform measures that have been adopted, or may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for ADCETRIS or any future approved product, which may harm our business. For example, increased discounts and rebates may be mandated by governmental entities, or requested by private insurers, or fee caps and pricing pressures could be enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of ADCETRIS or any future approved products. In addition, drug-pricing by pharmaceutical companies has come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers, purchasers and government regulators of price increases and to provide an explanation as to the reasons for the increase, reduce the out-of-pocket costs to patients for prescription drugs, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Moreover, in May 2018, the Trump administration released its "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs," or the Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent. The recommendations in the Blueprint, if enacted by Congress and the Department of Health and Human Services, or HHS, could lead to changes to Medicare Parts B and D, including the transition of certain drugs covered under Part B to Part D or the offering of alternative purchasing options under the Competitive Acquisition Program that currently applies to selected drugs and biologics covered under Part B. While many of the proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing, cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect further federal and state legislation and healthcare reforms to continue to be proposed to control increasing healthcare costs and to control the rising cost of prescription drugs. These proposals, if implemented, could limit the price for ADCETRIS or any future approved products. Commercial opportunity could be negatively impacted by legislative action that controls pricing, mandates price negotiations, or increases government discounts and rebates.
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
In addition, there has been regulatory review and enhanced government scrutiny of donations by pharmaceutical companies to patient assistance programs operated by charitable foundations. For example, the Office of Inspector General has established specific guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have received subpoenas from the U.S. Department of Justice and other enforcement authorities seeking information related to their patient assistance programs and support, and certain of these organizations have entered into significant civil settlements with applicable enforcement authorities. In connection with these civil settlements, the U.S. government has and may in the future require the affected companies to enter into complex corporate integrity agreements that impose significant reporting and other requirements on those companies. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
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
We have established collaborations with third parties to develop and market ADCETRIS and some of our current and future product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada. In addition, we have entered into co-development collaborations with Astellas for the development of enfortumab vedotin, and with Genmab for the development of tisotumab vedotin. We also have a clinical collaboration with BMS to evaluate the combination of Opdivo® (nivolumab) with ADCETRIS for the treatment of Hodgkin and non-Hodgkin lymphoma. In addition, we have antibody-drug conjugate, or ADC, collaborations with AbbVie Biotechnology Ltd., or AbbVie; Astellas; Genentech, Inc., a member of the Roche Group, or Genentech; Genmab; GlaxoSmithKline LLC, or GSK; and Progenics Pharmaceuticals Inc., or Progenics, and we have entered into a collaboration agreement with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer. Our dependence on collaborative arrangements to assist in the development and commercialization of ADCETRIS and for the development and commercialization of product candidates utilizing or incorporating our technologies subjects us to a number of risks, including:

•
we are not able to control the amount and timing of resources that our collaborators devote to the development or commercialization of products and product candidates utilizing or incorporating our technologies, including ADCETRIS, enfortumab vedotin and tisotumab vedotin, and because control of development and commercialization is shared with our collaborators, we do not have sole discretion and control over the development and commercialization of the applicable products and product candidates;

•
disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of the applicable products and product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

•
with respect to collaborations under which we have an active role, such as our ADCETRIS collaboration with Takeda and our co-development and related agreements with Astellas and Genmab, we may have differing opinions, processes or priorities than our collaborators, or we may encounter challenges in joint decision making and joint execution, including with respect to any joint commercialization plans, which may result in the delay or termination of the research, development, launch or commercialization of the applicable products and product candidates, including ADCETRIS, enfortumab vedotin and tisotumab vedotin;

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

•	our current and potential future collaborators may experience financial difficulties; and

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

If our collaborative arrangements are not successful as a result of any of the above factors, or any other factors, then our ability to advance the development and commercialization of the applicable products and product candidates and to otherwise generate revenue from these arrangements and to become profitable will be adversely affected, and our business and business prospects may be materially harmed. In particular, if Takeda were to terminate the ADCETRIS collaboration, which it may do for any reason upon prior written notice to us, we would not receive milestone payments, co-funded development payments or royalties for the sale of ADCETRIS outside the United States and Canada. As a result of such termination, we may have to engage another collaborator to complete the ADCETRIS development process and to commercialize ADCETRIS outside the United States and Canada, or to complete the development process and undertake commercializing ADCETRIS outside the United States and Canada ourselves, either of which could significantly delay the continued development and commercialization of ADCETRIS and increase our costs. Similarly, both Astellas and Genmab have the right to opt-out of their co-development obligations relating to enfortumab vedotin and tisotumab vedotin, respectively. If either Astellas or Genmab were to opt-out of their co-development collaborations with us, this would significantly delay the development of the impacted product candidate and increase our costs. Any of these events could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing ADCETRIS, enfortumab vedotin or tisotumab vedotin, which are now being co-funded by our collaboration partners. Moreover, in the case of enfortumab vedotin and tisotumab vedotin, the success of any approved enfortumab vedotin or tisotumab vedotin product will depend, in part, on our ability to effectively jointly commercialize enfortumab vedotin and tisotumab vedotin with Astellas and Genmab, respectively, in accordance with our joint commercialization obligations and any joint commercialization plans. The success, if any, of our joint commercialization efforts with Astellas and Genmab, as well as the activities of Astellas and Genmab, will significantly impact the potential future commercialization of enfortumab vedotin and tisotumab vedotin, respectively. In addition, we have active ADC collaborations with a number of companies to allow them to use our proprietary ADC technology and we rely solely on our ADC collaborators for research, product development, manufacturing and commercialization of any product candidates under these ADC collaborations. The product candidates being developed by our collaborators under these ADC collaborations are in various stages of development and we cannot guarantee that any of the product candidates utilizing or incorporating our ADC technology will be successful. In this regard, certain of our ADC collaborators have advanced product candidates utilizing or incorporating our ADC technology to later stage clinical trials that were not successful. In the future, we may not be able to locate third-party collaborators to develop and market products and product candidates utilizing or incorporating our technologies, and we may lack the capital and resources necessary to develop and market these products and product candidates alone.
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
With respect to ADCETRIS, there are several other FDA-approved drugs for its approved indications. BMS’s nivolumab (Opdivo®) and Merck’s pembrolizumab (Keytruda®) are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Celgene’s romidepsin (Istodax®) and Spectrum Pharmaceuticals’ pralatrexate (Folotyn®) and belinostat (Beleodaq®) are approved for relapsed or refractory sALCL among other T-cell lymphomas. Kyowa Kirin's mogamulizumab (Poteligeo®) is approved for adult patients with relapsed or refractory mycosis fungoides or Sézary syndrome. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck is conducting a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab (Keytruda®) with ADCETRIS. If this clinical trial demonstrates that pembrolizumab is more effective than ADCETRIS in that treatment setting, our sales of ADCETRIS would be negatively impacted. We are also aware of multiple investigational agents that are currently being studied, including Pfizer’s avelumab, which, if successful, may compete with ADCETRIS in the future. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including autologous hematopoietic stem cell transplant, allogeneic hematopoietic stem cell transplant, combination chemotherapy, clinical trials with experimental agents and single-agent regimens.
With respect to enfortumab vedotin, treatment in pre-treated metastatic urothelial cancer is limited to checkpoint inhibitor monotherapy, generic chemotherapy or, for patients with select fibroblast growth factor receptor genetic alterations, Janssen's erdafitinib (Balversa®). There are other investigational agents that, if approved, could be competitive with enfortumab vedotin, such as Immunomedics’ sacituzumab govitecan. Treatment in front line metastatic urothelial cancer has traditionally been treated with chemotherapy alone, but is evolving to include two recently approved PD-1 and PD-L1 inhibitor therapies with several trials of investigational agents in combination with chemotherapy or other novel agents potentially reporting data in 2019.
With respect to tucatinib, there are multiple marketed products which target HER2, including the antibodies trastuzumab (Herceptin®) and pertuzumab (Perjeta®) and the antibody drug conjugate ado-trastuzumab emtansine or T-DM1 (Kadcyla®). In addition, lapatinib (Tykerb®) is a dual EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer and neratinib (Nerlynx®) is an EGFR/HER2/HER4 inhibitor indicated for extended adjuvant use that is also being studied for use in pre-treated HER2-positive metastatic breast cancer. In addition, Daiichi Sankyo in collaboration with AstraZeneca, and Synthon each have an antibody drug conjugate in a pivotal study in this patient population and MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, also in a pivotal study.
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
In addition, we have entered into licensing and collaboration agreements with other companies that include development funding and milestone and royalty payments to us, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will also depend on development funding and the achievement of development and clinical milestones under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into potential new collaboration and license agreements. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.
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
Additionally, as of June 30, 2019, we held shares of Immunomedics common stock with a fair value of $107.1 million. We record changes in the fair value of our equity securities, including the Immunomedics and Unum common stock that we hold, in net income or loss, which can lead to volatility of net income or loss to the extent that we continue to hold common stock or other equity securities. For example, in three months ended June 30, 2019, our net loss included a loss of $41.2 million associated with our holdings of Immunomedics common stock.
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
Our operations may be directly or indirectly subject to various state and federal healthcare laws, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws, the federal Health Insurance Portability and Accountability Act, or HIPAA, the federal Health Information Technology for Economic and Clinical Health Act, or HITECH, the federal civil monetary penalties statute, and the federal transparency requirements under the PPACA. These laws may impact, among other things, the sales, marketing and education programs for ADCETRIS or any future approved products.
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
The number and complexity of both U.S. federal and state laws continue to increase. In addition to enforcement by governmental agencies, we also expect a continuation of the trend of private plaintiff lawsuits against pharmaceutical manufacturers under the whistleblower provisions of the civil False Claims Act and state equivalents or other laws and regulations such as securities laws and the evolution of new theories of liability under those laws and regulations. Government agencies will likely continue to intervene in such private whistleblower lawsuits and such intervention typically raises the company’s cost significantly. For example, federal enforcement agencies have recently scrutinized product and patient assistance programs, including manufacturer reimbursement support services as well as relationships with specialty pharmacies. Several investigations have resulted in government enforcement authorities intervening in related whistleblower lawsuits and obtaining significant civil and criminal settlements.
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

We are continuing to expand our operations internationally, and plan to build a commercial infrastructure in Europe.  In this regard, we currently have multiple subsidiaries in foreign jurisdictions, including several subsidiaries in Europe, and plan in the future to have subsidiaries in additional jurisdictions. Our business activities outside of the United States are and will continue to be subject to the FCPA, which is described above, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we currently and may in the future operate, including the recently established French Anti-corruption Law on Transparency, Fight against Corruption and the Modernization of the Economy, referred to as Sapin II. In Europe, national anti-corruption laws prohibit giving, offering, or promising bribes to any person, including foreign government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. Various European anti-corruption laws have broad extraterritorial reach and therefore we may be subject to those laws even if we do not have an established entity in those countries and we may be held liable for bribes given, offered or promised to any person, including private persons, by employees and persons associated with us in order to obtain or retain business or a business advantage. In the course of expanding our operations internationally, we will need to establish and expand business relationships with various third parties, such as independent contractors, distributors, vendors, and advocacy groups, and we will interact with physicians, which are generally considered foreign officials in Europe, as well as with regulatory authorities who may be deemed to be foreign officials under the FCPA or similar laws of other countries that may govern our activities. Any interactions with any such parties or individuals that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the United States are found to be in violation of the FCPA, the Sapin II or other similar laws, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, results of operations and growth prospects. We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations, such as the GDPR, which impose significant compliance obligations. Failure to comply with these laws could lead to government enforcement actions and significant penalties against us, which could have a material adverse effect on our business, results of operations and growth prospects.
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
In addition, from time to time in the ordinary course of business we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including but not limited to those pertaining to the defense and enforcement of our patent or other intellectual property rights and our contractual rights.
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
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our development, manufacturing and clinical trial activities for ADCETRIS and our other pipeline programs, as well as commercialize ADCETRIS and prepare to potentially launch and commercialize additional products. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. We also anticipate continuing to commit substantial capital resources to development and commercialization activities related to enfortumab vedotin, tucatinib and tisotumab vedotin. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, the research, continued development and manufacturing of our product candidates, our pursuit of regulatory approvals for and preparing to potentially launch and commercialize our product candidates, and the anticipated expansion of our pipeline and operations will likely require us to raise substantial amounts of additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. For example, in connection with the Cascadian Acquisition, we sold 13,269,230 shares of our common stock in an underwritten public offering with the primary use of the net proceeds used to fund the Cascadian Acquisition. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

•	the level of sales and market acceptance of ADCETRIS or of any future approved products;

•	the time and costs involved in obtaining regulatory approvals of ADCETRIS in additional indications, if any, and potentially of enfortumab vedotin and/or any of our other product candidates;

•	the size, complexity, timing, progress and number of our clinical programs and our collaborations;

•
the timing, receipt and amount of milestone-based payments or other revenue from our collaborations or license arrangements, including royalty revenue generated from commercial sales of ADCETRIS by Takeda;

•	the cost of establishing and maintaining clinical and commercial supplies of ADCETRIS;

•	the costs associated with acquisitions or licenses of additional technologies, products, or companies as well as licenses we may need to commercialize our products;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	expenses associated with future securities class action or derivative lawsuits, as well as any other potential litigation;

•	the potential costs associated with international, state and federal taxes; and

•	competing technological and market developments.
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
We are expanding our operations internationally. We currently have multiple subsidiaries in foreign jurisdictions, including multiple subsidiaries in Europe, and we plan to build a commercial infrastructure in Europe. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

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
We conduct most of our business in a limited number of facilities. Damage or extended periods of interruption to our corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates or interrupt the sales process for ADCETRIS. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.
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
As of June 30, 2019, we had recorded $574.7 million of in-process research and development and goodwill related to the Cascadian Acquisition. In-process research and development and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of in-process research and development or goodwill occur.
Risks Related to Our Common Stock
Our stock price is volatile and our shares may suffer a decline in value.
The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the quarter ended June 30, 2019, our closing stock price fluctuated between $63.90 and $80.91 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the level of ADCETRIS sales in the United States, Canada, the European Union, Japan and other countries in which Takeda has received approval by relevant regulatory authorities;

•
announcements of FDA or foreign regulatory approval or non-approval of ADCETRIS or any of our product candidates, including enfortumab vedotin, or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process;

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
Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2019, we had 161,637,889 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us as of June 30, 2019, collectively beneficially owned approximately 32% of our common stock. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended, or the Securities Act, we would be obligated to effect such registration. On July 26, 2018, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 50,977,960 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. Accordingly, we expect to register additional shares held by the Baker Entities for resale from time to time, including in certain cases, shares that we have previously registered for resale by the Baker Entities, whether in connection with the expiration of registration statements that we previously filed with the SEC or otherwise. If the Baker Entities, by exercise of these registration and/or underwriting rights and our registration of shares held by the Baker Entities for resale from time to time, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our registrations of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Our existing stockholders have significant control of our management and affairs.
Based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Exchange Act, and our outstanding shares of common stock as of June 30, 2019, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 73% of our voting power as of June 30, 2019. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
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
Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1**	Agreement and Plan of Merger, dated as of January 30, 2018, by and among Seattle Genetics, Inc., Valley Acquisition Sub, Inc. and Cascadian Therapeutics, Inc.	8-K	000-32405	2.1	1/31/2018
3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	5/26/2011
3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015
4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	2/8/2001
4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+†	Joint Commercialization Agreement dated October 20, 2018 between Seattle Genetics, Inc. and Agensys, Inc.	—	—	—	—
10.2+†	Twelfth Amendment to Development and Supply Agreement, effective as of April 25, 2019 between Seattle Genetics, Inc. and AbbVie, Inc. (formerly part of Abbott Laboratories, Inc.).	—	—	—	—
10.3+*	Employment Agreement, dated May 20, 2019, between Seattle Genetics, Inc. and Robin Taylor.	—	—	—	—
10.4*	Seattle Genetics, Inc. Amended and Restated 2000 Employee Stock Purchase Plan, effective as of May 20, 2019.	S-8	333-232397	99.1	6/27/2019
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101.INS+	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—
101.SCH+	XBRL Taxonomy Extension Schema Document.	—	—	—	—
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—
101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

+	Filed herewith.
†
Certain confidential information contained in this Exhibit, marked by brackets in the Exhibit, has been omitted, because it is both not material and would likely cause competitive harm if publicly disclosed.

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

SEATTLE GENETICS, INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	July 16, 2019