Form 10-Q
period 2019-09-30
SEATTLE GENETICS INC /WA
filed 2019-10-30
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 25, 2019, there were 171,385,656 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
Seattle Genetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$193,466	$78,186
Short-term investments	676,847	332,486
Accounts receivable, net	190,318	146,281
Inventories	92,034	53,239
Prepaid expenses and other current assets	43,694	43,403
Total current assets	1,196,359	653,595
Property and equipment, net	144,743	103,820
Operating lease right-of-use assets	66,632	—
Long-term investments	—	49,194
In-process research and development	300,000	300,000
Goodwill	274,671	274,671
Other non-current assets	115,132	122,049
Total assets	$2,097,537	$1,503,329
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,901	$44,179
Accrued liabilities and other	181,282	147,293
Current portion of deferred revenue	7,028	33,600
Total current liabilities	246,211	225,072
Long-term liabilities:
Operating lease liabilities, long-term	69,311	—
Other long-term liabilities	2,414	4,314
Total long-term liabilities	71,725	4,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 171,108 shares issued and outstanding at September 30, 2019 and 160,262 shares issued and outstanding at December 31, 2018	171	160
Additional paid-in capital	3,288,196	2,598,411
Accumulated other comprehensive income (loss)	302	(40)
Accumulated deficit	(1,509,068)	(1,324,588)
Total stockholders’ equity	1,779,601	1,273,943
Total liabilities and stockholders’ equity	$2,097,537	$1,503,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net product sales	$167,582	$126,976	$461,563	$344,776
Collaboration and license agreement revenues	18,420	19,786	99,128	76,524
Royalty revenues	27,261	22,662	66,218	58,887
Total revenues	213,263	169,424	626,909	480,187
Costs and expenses:
Cost of sales	8,723	12,348	25,243	35,863
Cost of royalty revenues	2,104	5,320	6,781	16,845
Research and development	196,119	140,175	518,313	415,537
Selling, general and administrative	96,101	57,155	258,703	181,629
Total costs and expenses	303,047	214,998	809,040	649,874
Loss from operations	(89,784)	(45,574)	(182,131)	(169,687)
Investment and other income (loss), net	(2,129)	(21,872)	(2,349)	66,799
Net loss	$(91,913)	$(67,446)	$(184,480)	$(102,888)
Net loss per share - basic and diluted	$(0.55)	$(0.42)	$(1.13)	$(0.66)
Shares used in computation of per share amounts - basic and diluted	168,109	159,304	163,428	156,799

Comprehensive loss:
Net loss	$(91,913)	$(67,446)	$(184,480)	$(102,888)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	(177)	(144)	297	(12)
Foreign currency translation gain (loss)	(7)	13	45	(10)
Total other comprehensive income (loss)	(184)	(131)	342	(22)
Comprehensive loss	$(92,097)	$(67,577)	$(184,138)	$(102,910)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balances as of December 31, 2017	144,395	$144	$1,806,159	$63,836	$(1,192,570)	$677,569
Net loss	—	—	—	—	(111,715)	(111,715)
Other comprehensive income	—	—	—	19	—	19
Cumulative effects of accounting changes	—	—	—	(64,119)	90,675	26,556
Issuance of common stock for employee stock purchase plan	106	—	4,424	—	—	4,424
Stock option exercises	375	1	7,403	—	—	7,404
Restricted stock vested during the period, net	24	—	—	—	—	—
Issuance of common stock	13,269	13	658,229	—	—	658,242
Share-based compensation	—	—	16,838	—	—	16,838
Balances as of March 31, 2018	158,169	158	2,493,053	(264)	(1,213,610)	1,279,337
Net income	—	—	—	—	76,273	76,273
Other comprehensive income	—	—	—	90	—	90
Stock option exercises	418	1	11,221	—	—	11,222
Restricted stock vested during the period, net	59	—	—	—	—	—
Share-based compensation	—	—	15,517	—	—	15,517
Balances as of June 30, 2018	158,646	159	2,519,791	(174)	(1,137,337)	1,382,439
Net loss	—	—	—	—	(67,446)	(67,446)
Other comprehensive loss	—	—	—	(131)	—	(131)
Issuance of common stock for employee stock purchase plan	100	—	4,766	—	—	4,766
Stock option exercises	844	1	24,079	—	—	24,080
Restricted stock vested during the period, net	463	—	(1)	—	—	(1)
Share-based compensation	—	—	20,813	—	—	20,813
Balances as of September 30, 2018	160,053	$160	$2,569,448	$(305)	$(1,204,783)	$1,364,520

Balances as of December 31, 2018	160,262	$160	$2,598,411	$(40)	$(1,324,588)	$1,273,943
Net loss	—	—	—	—	(13,329)	(13,329)
Other comprehensive income	—	—	—	256	—	256
Issuance of common stock for employee stock purchase plan	104	—	6,147	—	—	6,147
Stock option exercises	719	1	20,678	—	—	20,679
Restricted stock vested during the period, net	56	—	—	—	—	—
Share-based compensation	—	—	25,715	—	—	25,715
Balances as of March 31, 2019	161,141	161	2,650,951	216	(1,337,917)	1,313,411
Net loss	—	—	—	—	(79,238)	(79,238)
Other comprehensive income	—	—	—	270	—	270
Stock option exercises	393	1	11,225	—	—	11,226
Restricted stock vested during the period, net	104	—	—	—	—	—
Share-based compensation	—	—	26,157	—	—	26,157
Balances as of June 30, 2019	161,638	162	2,688,333	486	(1,417,155)	1,271,826
Net loss	—	—	—	—	(91,913)	(91,913)
Other comprehensive loss	—	—	—	(184)	—	(184)
Issuance of common stock for employee stock purchase plan	85	—	5,452	—	—	5,452
Stock option exercises	513	—	17,854	—	—	17,854
Restricted stock vested during the period, net	658	1	(1)	—	—	—
Issuance of common stock	8,214	8	548,683	—	—	548,691
Share-based compensation	—	—	27,875	—	—	27,875
Balances as of September 30, 2019	171,108	$171	$3,288,196	$302	$(1,509,068)	$1,779,601
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(184,480)	$(102,888)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	79,747	53,168
Depreciation and amortization	14,146	17,661
Amortization of right-of-use assets	7,257	—
(Gains) losses on equity securities	10,258	(62,882)
Changes in operating assets and liabilities
Accounts receivable, net	(44,037)	(51,472)
Inventories	(38,795)	(15,194)
Prepaid expenses and other assets	3,414	4,183
Lease liability	(4,633)	—
Deferred revenue	(26,572)	(25,014)
Other liabilities	31,809	3,187
Net cash used by operating activities	(151,886)	(179,251)
Investing activities:
Purchases of securities	(666,120)	(374,356)
Proceeds from maturities of securities	375,000	270,721
Proceeds from sales of securities	—	140,352
Purchases of property and equipment	(51,763)	(14,941)
Acquisition of Cascadian Therapeutics, Inc., net of cash acquired	—	(598,151)
Net cash used by investing activities	(342,883)	(576,375)
Financing activities:
Net proceeds from issuance of common stock	548,691	658,242
Proceeds from exercise of stock options and employee stock purchase plan	61,358	51,896
Net cash provided by financing activities	610,049	710,138
Net increase (decrease) in cash and cash equivalents	115,280	(45,488)
Cash and cash equivalents at beginning of period	78,186	160,945
Cash and cash equivalents at end of period	$193,466	$115,457
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
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Non-cash financing and investing activities
We had $11.7 million and $4.6 million of accrued capital expenditures as of September 30, 2019 and December 31, 2018, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have not been included in the statement of cash flows until such amounts have been paid in cash. During the nine months ended September 30, 2019, we recorded $39.2 million right-of-use assets in exchange for lease liabilities. Refer to Note 3.
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
Acquisition-related costs, including banking, legal, accounting, valuation, and other similar costs, are expensed in the period in which the costs are incurred. The results of operations of the acquired business are included in the consolidated financial statements from the acquisition date.

Long-term incentive plans
We have established Long-Term Incentive Plans, or LTIPs. The LTIPs provide eligible employees with the opportunity to receive performance-based incentive compensation, which may be comprised of cash, stock options, and/or RSUs. The payment of cash and the grant and/or vesting of equity are contingent upon the achievement of pre-determined regulatory milestones. We record compensation expense over the estimated service period for each milestone subject to the achievement of the milestone being considered probable in accordance with the provisions of Accounting Standards Codification Topic 450, Contingencies. At each reporting date, we assess whether achievement of a milestone is considered probable and, if so, record compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures. We recognize compensation expense with respect to a milestone over the remaining estimated service period. As of September 30, 2019, the estimated unrecognized compensation expense related to all LTIPs was $47.8 million.
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Takeda	$17,720	$18,805	$89,859	$41,122
Other	700	981	9,269	35,402
Collaboration and license agreement revenues	$18,420	$19,786	$99,128	$76,524

Contract liabilities consist of deferred revenue primarily related to our remaining performance obligations under the Takeda ADCETRIS collaboration and are presented on the condensed consolidated balance sheets. Deferred revenue will be recognized as the remaining performance obligations are satisfied through November 2019.
We recognized collaboration and license agreement revenues of $27.5 million during the nine months ended September 30, 2019 that were included in the deferred revenue balance as of December 31, 2018. For the nine months ended September 30, 2019, collaboration and license agreement revenues from Takeda also included substantially all of $37.5 million for two regulatory milestones achieved, which were related to additional approvals of ADCETRIS in frontline Hodgkin lymphoma received by Takeda.

3. Operating leases
We have operating leases for our office and laboratory facilities with terms that expire from 2021 through 2029. Upon adoption of Topic 842 on January 1, 2019, we recognized $35.2 million of operating lease liabilities and $34.7 million of operating lease right-of-use assets for our existing leases on our condensed consolidated balance sheet. As of September 30, 2019, our operating lease liabilities and operating lease right-of-use assets were $78.0 million and $66.6 million, respectively. The increases in operating lease liabilities and operating lease right-of-use assets during the nine months ended September 30, 2019 reflected new facilities leases that commenced during the period. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of September 30, 2019.
Supplemental operating lease information were as follows:

(dollars in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$3,479	$10,066
Variable lease cost	691	2,120
Total lease cost	4,170	12,186

Cash paid for amounts included in measurement of lease liabilities	$2,732	$7,129

As of September 30, 2019, the weighted average remaining lease term for our operating leases was 7.3 years, and the weighted average discount rate for our operating leases was 5.4%.
Future minimum lease payments under the lease agreements as of September 30, 2019 were as follows:

Years ending December 31,	(dollars in thousands)
2019 (remaining three months)	$3,002
2020	13,086
2021	14,028
2022	13,585
2023	13,478
Thereafter	38,701
Total future minimum lease payments	$95,880
Less: imputed interest	(17,907)
Total	$77,973

Operating lease liabilities were recorded in the following captions of our condensed consolidated balance sheet were as follows:

(dollars in thousands)	September 30, 2019
Accrued liabilities and other	$8,662
Operating lease liabilities, long-term	69,311
Total	$77,973

As of December 31, 2018, our future obligations related to building leases were as follows:

Years ending December 31,	(dollars in thousands)
2019	$10,332
2020	11,863
2021	12,770
2022	12,288
2023	12,142
Thereafter	30,517
Total future minimum lease payments	$89,912

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
The financial information in the table below summarizes the combined results of operations of Seattle Genetics and Cascadian on a pro forma basis for the 2018 comparative period:

(dollars in thousands)	Three months ended September 30, 2018	Nine months ended September 30, 2018
Revenues	$169,424	$480,187
Net loss	(67,446)	(131,822)

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
For the three and nine months ended September 30, 2019 and 2018, we excluded all restricted stock units and stock options from the per share calculations as such securities were anti-dilutive. The weighted average number of restricted stock units and stock options that were excluded totaled approximately 12,618,000 and 13,258,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately 12,758,000 and 13,338,000 for the nine months ended September 30, 2019 and 2018, respectively.

6. Common stock
In February 2018, we completed an underwritten public offering of 13,269,230 shares of our common stock at a public offering price of $52.00 per share. The offering resulted in net proceeds to us of $658.2 million, after deducting underwriting discounts, commissions, and other offering expenses. The primary use of the net proceeds was to fund the acquisition of Cascadian.
In July 2019, we completed an underwritten public offering of 8,214,286 shares of our common stock at a public offering price of $70.00 per share. The offering resulted in net proceeds to us of $548.7 million, after deducting underwriting discounts, commissions, and other offering expenses.
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
The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
September 30, 2019
Short-term investments—U.S. Treasury securities	$676,847	$—	$—	$676,847
Other non-current assets—equity securities	103,554	—	—	103,554
Total	$780,401	$—	$—	$780,401
December 31, 2018
Short-term investments—U.S. Treasury securities	$332,486	$—	$—	$332,486
Long-term investments—U.S. Treasury securities	49,194	—	—	49,194
Other non-current assets—equity securities	113,812	—	—	113,812
Total	$495,492	$—	$—	$495,492

Our equity securities primarily consisted of holdings in common stock of Immunomedics, Inc., acquired in connection with a strategic collaboration with the company in 2017. The collaboration agreement with Immunomedics was subsequently terminated in 2017.

Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2019
U.S. Treasury securities	$676,543	$340	$(36)	$676,847
Contractual maturities (at date of purchase):
Due in one year or less	$583,989			$584,056
Due in one to two years	92,554			92,791
Total	$676,543			$676,847
December 31, 2018
U.S. Treasury securities	$381,673	$133	$(126)	$381,680
Contractual maturities (at date of purchase):
Due in one year or less	$246,440			$246,402
Due in one to two years	135,233			135,278
Total	$381,673			$381,680

8. Investment and other income (loss), net
Investment and other income (loss), net consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Gain (loss) on equity securities	$(5,690)	$(23,765)	$(10,258)	$62,882
Investment income, net	3,561	1,893	7,909	3,917
Total investment and other income (loss), net	$(2,129)	$(21,872)	$(2,349)	$66,799

Gain (loss) on equity securities includes the realized and unrealized holding gains and losses on our equity securities. Our equity securities are described in more detail in Note 7.
9. Inventories
The following table presents our inventories of ADCETRIS:

(dollars in thousands)	September 30, 2019	December 31, 2018
Raw materials	$84,717	$43,986
Finished goods	7,317	9,253
Total	$92,034	$53,239

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
Our marketed product ADCETRIS is commercially available in more than 70 countries worldwide. We commercialize ADCETRIS in the U.S. and its territories and in Canada, and we collaborate with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Takeda has commercial rights in the rest of the world and pays us a royalty. ADCETRIS is approved by the U.S. Food and Drug Administration, or FDA, in six indications. In Hodgkin lymphoma, ADCETRIS is approved as monotherapy for patients whose disease has relapsed and as consolidation therapy following prior treatment, and in combination with chemotherapy for the treatment of patients with previously untreated disease. In T-cell lymphomas, ADCETRIS is approved as monotherapy for patients with relapsed or refractory systemic anaplastic large cell lymphoma, or sALCL, or certain types of cutaneous T-cell lymphoma, or in combination with chemotherapy for patients with previously untreated CD30-expressing peripheral T-cell lymphoma, or PTCL.
Beyond our current labeled indications, we are evaluating ADCETRIS in several clinical trials. These include a potentially registration enabling trial evaluating treatment with ADCETRIS in Hodgkin lymphoma and PTCL patients who are unfit for combination chemotherapy, and a potentially registration enabling trial evaluating retreatment with ADCETRIS in Hodgkin and T-cell lymphoma patients who progress after a prior response, including in the frontline setting. In addition, we are evaluating ADCETRIS in combination with nivolumab for Hodgkin and non-Hodgkin lymphoma under a clinical collaboration with Bristol-Myers Squibb Company, or BMS. Nivolumab is a programmed death-1, or PD-1, immune checkpoint inhibitor. In October 2019, due to an evolving treatment landscape, we and BMS discontinued enrollment in the CHECKMATE 812 phase 3 clinical trial of ADCETRIS in combination with nivolumab for the treatment of advanced Hodgkin lymphoma patients who are relapsed/refractory or are ineligible for autologous stem cell transplant. We and BMS have several other ongoing clinical trials evaluating the combination of ADCETRIS and nivolumab.
Our late-stage pipeline includes enfortumab vedotin, an ADC being evaluated for urothelial cancer; tucatinib, an oral tyrosine kinase inhibitor, or TKI, which is being evaluated for HER2-positive breast cancer and other solids tumors; and tisotumab vedotin an ADC being evaluated for cervical cancer and other solid tumors. These programs are in clinical trials designed to support applications for potential regulatory approvals.

In collaboration with Astellas Pharma, Inc., or Astellas, we are developing enfortumab vedotin, which is an ADC targeting Nectin-4. In September 2019, the FDA accepted for filing with Priority Review the Biologics License Application, or BLA, that we and Astellas submitted under the FDA's accelerated approval pathway for enfortumab vedotin for the treatment of patients with locally advanced or metastatic urothelial cancer who have received a PD-1 inhibitor, or a programmed death-ligand 1, or PD-L1 inhibitor, and who have received a platinum-containing chemotherapy in the neoadjuvant/adjuvant, locally advanced or metastatic setting. The enfortumab vedotin BLA is based on the positive results from the first cohort of patients in the EV-201 pivotal phase 2 clinical trial. Under the Prescription Drug User Fee Act, or PDUFA, the FDA set a target action date of March 15, 2020. In March 2018, the FDA granted Breakthrough Therapy designation to enfortumab vedotin for patients with locally advanced or metastatic urothelial cancer who were previously treated with a checkpoint inhibitor.
We and Astellas are continuing to enroll the second cohort of the EV-201 study in patients who were previously treated with a PD-1 or PD-L1 inhibitor but have not received a platinum-containing chemotherapy and who are ineligible for cisplatin.
Additionally, we and Astellas are also conducting a global, randomized phase 3 trial, called EV-301, for patients with metastatic urothelial cancer who previously received both platinum chemotherapy and a PD-1 or PD-L1 inhibitor. EV-301 is intended to support global regulatory applications for potential approvals in regions where EV-201 does not support approval and to potentially serve as a confirmatory trial in the U.S. if we are able to obtain accelerated approval based on the enfortumab vedotin BLA filing.
We and Astellas are also conducting a phase 1b trial, called EV-103, that is a multi-cohort, open-label trial of enfortumab vedotin alone or in combination with the immune therapy pembrolizumab and/or chemotherapy. The trial is evaluating safety, tolerability and activity in locally advanced and first- and second-line metastatic urothelial cancer, and was recently expanded to include muscle invasive urothelial cancer. In September 2019, initial results from the trial were presented at the European Society for Medical Oncology, or ESMO, 2019 Congress. Forty-five patients were evaluated for safety with the combination of enfortumab vedotin and pembrolizumab in previously untreated patients with locally advanced or metastatic urothelial cancer who were ineligible for treatment with cisplatin-based chemotherapy. The study met outcomes for safety and the data indicated that the combination of enfortumab vedotin plus pembrolizumab shrank tumors in the majority of patients, resulting in a confirmed objective response rate, or ORR, of 71 percent (95 percent Confidence Interval (CI) 55.7, 83.6). The complete response rate was 13 percent. Fifty-eight percent of patients had a partial response and 22 percent had stable disease. Ninety-one percent of responses were observed at the first assessment. Fifty-one percent of patients had an adverse event greater than or equal to Grade 3. Among these events, an increase in lipase was the most frequent (13 percent). Four patients (9 percent) discontinued treatment due to treatment-related adverse events, most commonly peripheral sensory neuropathy. There was one death deemed to be treatment-related by the investigator attributed to multiple organ dysfunction syndrome.
We are also developing tucatinib, an oral TKI targeting HER2, a growth factor receptor overexpressed in many cancers. Tucatinib is currently being evaluated as part of a combination regimen in a pivotal trial, called HER2CLIMB. The trial is a multinational randomized (2:1), double-blind, placebo-controlled, active comparator, pivotal clinical trial comparing tucatinib in combination with trastuzumab and capecitabine compared with trastuzumab and capecitabine alone in patients with locally advanced or metastatic HER2-positive breast cancer who were previously treated with trastuzumab, pertuzumab and ado-trastuzumab emtansine, or T-DM1. The primary endpoint was progression-free survival, or PFS, per Response Evaluation Criteria in Solid Tumors, or RECIST, v1.1 as determined by blinded independent central review in the first 480 patients enrolled in the trial. HER2CLIMB enrolled a total of 612 patients to support the analyses of key secondary endpoints, including overall survival as well as PFS in patients with brain metastases at baseline. Forty-seven percent of the patients enrolled in the trial had brain metastases at the time of enrollment.
In October 2019, we announced positive topline results from the HER2CLIMB trial. The trial met the primary endpoint of PFS, demonstrating that the addition of tucatinib was superior to trastuzumab and capecitabine alone, with a 46 percent reduction in the risk of disease progression or death (hazard ratio (HR)=0.54 (95% CI: 0.42, 0.71); p<0.00001). The trial also met the two key secondary endpoints at interim analysis. The tucatinib arm demonstrated an improvement in overall survival, with a 34 percent reduction in the risk of death (HR=0.66 (95% CI: 0.50, 0.88); p=0.0048) compared to trastuzumab and capecitabine alone. For patients with brain metastases at baseline, the tucatinib arm also demonstrated superior PFS, with a 52 percent reduction in the risk of disease progression or death compared to those who received trastuzumab and capecitabine alone (HR=0.48 (95% CI: 0.34, 0.69); p<0.00001). Tucatinib in combination with trastuzumab and capecitabine was generally well tolerated with a manageable safety profile. The most frequent adverse events in the tucatinib arm included diarrhea, palmar-plantar erythrodysaesthesia syndrome (PPE), nausea, fatigue, and vomiting. Grade 3 or greater adverse events in the tucatinib arm compared to the control arm included diarrhea (12.9 vs. 8.6 percent), increased aspartate aminotransferase (AST) (4.5 vs. 0.5 percent), increased alanine aminotransferase (ALT) (5.4 vs. 0.5 percent) and increased bilirubin (0.7 vs. 2.5 percent). There was no requirement for prophylactic antidiarrheals. Adverse events leading to discontinuations were infrequent in both the tucatinib arm and the control arm (5.7 and 3.0 percent, respectively). Additional results are scheduled to be presented on December 11 at the 2019 San Antonio Breast Cancer Symposium. Based on these results, we plan to submit a New Drug Application, or NDA, to the FDA in the first quarter of 2020.

In October 2019, we initiated a phase 3 randomized pivotal trial called HER2CLIMB-02 comparing tucatinib vs. placebo, each in combination with T-DM1 in patients with HER2-positive metastatic breast cancer who have been previously treated with a taxane and trastuzumab. The trial is designed to enroll approximately 460 patients. The primary endpoint is PFS.
We are also conducting a phase 2 trial, called MOUNTAINEER, evaluating tucatinib in combination with trastuzumab in patients with HER2-positive, RAS wild-type metastatic colorectal cancer after treatment with first- and second-line standard-of-care therapies. Initial results from 23 patients were presented at the ESMO 2019 Congress that demonstrated encouraging antitumor activity with an ORR of 52 percent. The median PFS was 8.1 months and the median OS was 18.7 months. The combination was generally well tolerated.
In collaboration with Genmab A/S, or Genmab, we are developing tisotumab vedotin, which is an ADC targeting tissue factor. We and Genmab are conducting a pivotal phase 2 trial, called the innovaTV 204 trial, evaluating single-agent tisotumab vedotin for patients with recurrent and/or metastatic cervical cancer who have relapsed or progressed after standard of care treatment. The trial is intended to support a potential regulatory submission under the FDA's accelerated approval pathway. In March 2019, we completed enrollment in the innovaTV 204 trial and we anticipate reporting topline data from the trial in the first half of 2020. We are also conducting a phase 2 clinical trial called innovaTV 207 for patients with other solid tumors that is intended to inform future development plans. In addition, we are conducting a phase 2 clinical trial, called innovaTV 208, for patients with platinum-resistant ovarian cancer.
We are developing ladiratuzumab vedotin, an ADC targeting LIV-1, which is currently being evaluated in phase 1 and phase 2 clinical trials both as monotherapy and in combination with other agents for patients with metastatic triple-negative breast cancer. We also are conducting a phase 2 trial evaluating ladiratuzumab vedotin as monotherapy in select solid tumors with high LIV-1 expression.
We are advancing a pipeline of early-stage clinical candidates as well as multiple preclinical and research-stage programs that employ our proprietary technologies. We have advanced several product candidates into clinical development in 2019 and we plan to submit several investigational new drug applications to the FDA in 2020.
We have collaborations for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Astellas; Genentech, Inc., a member of the Roche Group, or Genentech; Genmab; GlaxoSmithKline LLC, or GSK; and Progenics Pharmaceuticals Inc. Of these collaborators, Genentech and GSK have ADCs using our technology in late-stage clinical trials. In June 2019, Genentech received accelerated approval from the FDA for polatuzumab vedotin, an ADC that uses our technology, to treat patients with relapsed or refractory diffuse large B-cell lymphoma. Under our ADC collaboration with Genentech, the accelerated approval of polatuzumab vedotin triggered a milestone payment to us and we are entitled to receive royalties on net sales of polatuzumab vedotin worldwide. In addition, we have a collaboration with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer. Unum is conducting a phase 1 trial evaluating Unum's ACTR087 drug candidate in combination with SEA-BCMA in patients with relapsed/refractory multiple myeloma.
Outlook
Our ongoing research, development, manufacturing and commercial activities will require substantial amounts of capital and may not ultimately be successful. We expect that we will incur substantial expenses, primarily as a result of activities related to the commercialization and continued development of ADCETRIS, as well as the continued development and potential commercialization of enfortumab vedotin, tucatinib and tisotumab vedotin. We will require significant financial resources and additional personnel in order to continue to advance the development of, to pursue, obtain and maintain regulatory approvals for, and to potentially commercialize, enfortumab vedotin, tucatinib and tisotumab vedotin, if we are able to do so at all. Our other product candidates are in early or relatively early stages of development. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, the research, continued development and manufacturing of our product candidates, launch and commercialization activities for potential new products, and the anticipated expansion of our pipeline and operations may require us to raise additional capital, and our operating expenses may fluctuate as a result of such activities. We may also incur significant milestone payment obligations to certain of our licensors as our product candidates progress through clinical trials towards potential commercialization.

We recognize revenue from ADCETRIS product sales in the U.S. and Canada. Our future ADCETRIS product sales are difficult to accurately predict from period to period and are dependent on, among other things, the incidence flow of patients eligible for treatment with ADCETRIS. In this regard, our ADCETRIS product sales have varied, and may continue to vary, significantly from period to period and may be affected by a variety of factors. Such factors include the approval of ADCETRIS in additional indications, the extent to which coverage and reimbursement for ADCETRIS is available from government and other third-party payors, competition, the incidence rate of new patients in ADCETRIS’ approved indications, customer ordering patterns, physicians’ perception and adoption of ADCETRIS, the overall level of demand for ADCETRIS, and the duration of therapy for patients receiving ADCETRIS. In particular:

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

The FDA approved ADCETRIS in combination with chemotherapy for patients with newly-diagnosed, previously untreated Stage III and IV classical Hodgkin lymphoma, or the frontline Hodgkin lymphoma indication, in March 2018 based on the results of the phase 3 ECHELON-1 clinical trial. The FDA approved ADCETRIS in combination with chemotherapy for patients with newly diagnosed, previously untreated sALCL or other CD30-expressing PTCL, including angioimmunoblastic T-cell lymphoma and PTCL not otherwise specified, or the frontline PTCL indication, in November 2018 based on the results of the phase 3 ECHELON-2 clinical trial. While we expect continued growth in ADCETRIS sales in 2019 as compared to 2018, we expect that our ability to continue to grow ADCETRIS sales, if at all, will depend primarily on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in the frontline Hodgkin lymphoma indication and frontline PTCL indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS in these indications. Further, our ability to continue to grow ADCETRIS sales, if at all, will be affected by our ability to continue to expand ADCETRIS’ utilization across key labeled indications of use. In addition, Takeda may be unable to obtain regulatory approvals of ADCETRIS in the ECHELON-2 treatment setting in its territories, which would limit their sales of, and the commercial potential of, ADCETRIS.
Although the FDA has accepted for filing with Priority Review the BLA that we and Astellas submitted under the FDA’s accelerated approval pathway for enfortumab vedotin, we cannot predict whether the enfortumab vedotin BLA will be approved by the PDUFA target action date and we cannot guarantee that it will otherwise be approved in a timely manner, if at all. Similarly, although we plan to submit a NDA to the FDA, and potentially submit applications for regulatory approval in jurisdictions outside the United States, for tucatinib based on the positive topline results from the HER2CLIMB trial, we cannot predict whether any NDA we may submit will be accepted for filing or approved by the FDA in a timely manner or at all, or whether other regulatory approval filings will be accepted or approved in a timely manner or at all. Even if approved for commercial sale, our ability to realize the anticipated benefits from our investments in enfortumab vedotin and tucatinib is subject to a number of risks and uncertainties, including our ability to successfully launch, market and commercialize any approved enfortumab vedotin or tucatinib products, our reliance, in the case of enfortumab vedotin, on Astellas to effectively jointly launch and commercialize any approved enfortumab vedotin product with us, our and Astellas’ ability to successfully comply with rigorous post-marketing requirements, including, in the case of enfortumab vedotin, the successful completion of required confirmatory post-marketing studies that we and Astellas would be subject to as a result of an accelerated approval by the FDA, the acceptance of any approved enfortumab vedotin or tucatinib products by the medical community and patients, and the extent to which coverage and reimbursement for any approved enfortumab vedotin or tucatinib products will be available from government and health administration authorities, private health insurers and other third-party payors. If we are unable to obtain and maintain regulatory approvals for enfortumab vedotin and tucatinib in a timely manner, if at all, if the FDA or other regulatory authorities require product labeling that negatively impacts patient, physician or payor acceptance of any approved enfortumab vedotin or tucatinib products, or if sales of approved enfortumab vedotin or tucatinib products do not reach the levels we expect, our anticipated revenue from enfortumab vedotin and tucatinib and our prospects for profitability would be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Financial summary
For the nine months ended September 30, 2019, total revenues increased to $626.9 million, compared to $480.2 million for the same period in 2018. This increase was driven primarily by 34% higher ADCETRIS net product sales. Net product sales of ADCETRIS increased to $461.6 million for the nine months ended September 30, 2019, compared to $344.8 million for the same period in 2018, primarily driven by ADCETRIS label expansions.
For the nine months ended September 30, 2019, total costs and expenses increased to $809.0 million, compared to $649.9 million for the same period in 2018. This primarily reflected higher research and development expenses from continued investment in our late-stage pipeline, as well as higher sales, general and administrative costs related to our late-stage product candidates and ADCETRIS commercialization efforts. For the nine months ended September 30, 2018, net loss was favorably impacted by a net gain of $62.9 million from the change in the fair value of our equity securities.
As of September 30, 2019, we had $870.3 million in cash, cash equivalents and investments and $1.8 billion in total stockholders’ equity.
Results of operations
Net product sales
We sell ADCETRIS in the U.S. and Canada.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Net product sales	$167,582	$126,976	32%	$461,563	$344,776	34%
The increase in net product sales for the three and nine months ended September 30, 2019 from the comparable periods in 2018 primarily resulted from higher sales volume during 2019 and, to a lesser extent, from the effect of price increases. Higher sales volume during the 2019 periods was driven by label expansions of ADCETRIS; in particular, for the frontline Hodgkin lymphoma indication in March 2018, and for the frontline PTCL indication in November 2018.
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

Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2018	$26,968	$5,604	$32,572
Provision related to current period sales	187,932	11,194	199,126
Adjustment for prior period sales	98	(420)	(322)
Payments/credits for current period sales	(152,117)	(7,566)	(159,683)
Payments/credits for prior period sales	(21,544)	(1,520)	(23,064)
Balance as of September 30, 2019	$41,337	$7,292	$48,629
Mandatory government discounts are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the nine months ended September 30, 2019 as a result of price increases we instituted that exceeded the rate of inflation. Generally, the change in government prices is limited to the rate of inflation. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2019 as compared to 2018, driven by growth in ADCETRIS gross sales.
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
Collaboration and license agreement revenues by collaborator were as follows:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Takeda	$17,720	$18,805	(6)%	$89,859	$41,122	119%
Other	700	981	(29)%	9,269	35,402	(74)%
Total collaboration and license agreement revenues	$18,420	$19,786	(7)%	$99,128	$76,524	30%
Collaboration revenues from Takeda fluctuate based on changes in the recognized portion of reimbursement funding under the ADCETRIS collaboration, which are impacted by the activities each party is performing under the collaboration agreement at a given time. For example, when Takeda’s level of spending on clinical collaboration activities increases above our own, our earned portion of reimbursement funding generally decreases. Additionally, we receive reimbursement for the cost of drug product supplied to Takeda for its use, the timing of which fluctuates based on Takeda’s product supply needs. Collaboration revenues from Takeda can also fluctuate based on the achievement of milestones by Takeda. Collaboration revenues from Takeda for the three months ended September 30, 2019 were relatively consistent compared to the comparable period in 2018. The increase in collaboration revenues from Takeda for the nine months ended September 30, 2019 reflected substantially all of two regulatory milestones achieved totaling $37.5 million, which were related to additional approvals of ADCETRIS in frontline Hodgkin lymphoma. As of September 30, 2019, $6.7 million of deferred revenue was related to our collaboration with Takeda, which we will recognize as the remaining performance obligations are satisfied through November 2019.
Collaboration and license agreement revenues from other collaborators were relatively consistent for the three months ended September 30, 2019, compared to the comparable period in 2018.

Collaboration and license agreement revenues from other collaborators decreased for the nine months ended September 30, 2019 from the comparable period in 2018 due to the recognition of development milestones from AbbVie, Genmab, and GSK in 2018, offset in part by the recognition of a development milestone from Genentech during 2019. Other collaboration revenues also decreased due to clinical manufacturing services performed for BMS during 2018, under a transitional services agreement related to our acquisition of a manufacturing facility. These activities concluded as of March 31, 2018.
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
As of September 30, 2019, total future potential milestone payments to us under the ADCETRIS collaboration could total $117.0 million. Of that amount, up to $7.0 million relates to the achievement of development milestones, up to $70.0 million relates to the achievement of regulatory milestones and up to $40.0 million relates to the achievement of commercial milestones. As of September 30, 2019, $117.5 million in milestones had been achieved as a result of regulatory and commercial progress by Takeda.
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

As of September 30, 2019, our ADC collaborations had generated approximately $425 million, primarily in the form of upfront and milestone payments. Remaining milestone payments to us under our current ADC collaborations could total approximately $2.2 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.3 billion relates to the achievement of development milestones, approximately $0.9 billion relates to the achievement of regulatory milestones and approximately $1.0 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any potential future milestone payments or royalties may be payable by our collaborators. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result and have resulted in a collaborator abandoning or delaying development of its product candidates. As such, the potential future milestone payments associated with our ADC collaboration agreements involve a substantial degree of risk and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above, and it is possible that we may never receive any additional significant milestone payments under these agreements in the future.
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

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Royalty revenues	$27,261	$22,662	20%	$66,218	$58,887	12%
Cost of royalty revenues	$2,104	$5,320	(60)%	$6,781	$16,845	(60)%
Royalty revenues increased for the three and nine months ended September 30, 2019 from the comparable periods in 2018. Takeda net sales of ADCETRIS in its territories increased during the 2019 periods. Royalty revenue for the comparable periods in 2018 included additional royalty revenue attributable to Takeda's portion of certain third-party royalty obligations which expired during 2018. We expect that royalty revenues will increase in 2019 as compared to 2018, primarily due to anticipated increases in sales volume by Takeda.
Cost of royalty revenues fluctuates based on the amount of net sales of ADCETRIS by Takeda in its territories. Cost of royalty revenues decreased for the three and nine months ended September 30, 2019 from the comparable periods in 2018 due to lower amounts owed to certain third-party licensors.
Cost of sales
ADCETRIS cost of sales includes manufacturing costs of product sold, third-party royalty costs, amortization of technology license costs, and distribution and other costs.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Cost of sales	$8,723	$12,348	(29)%	$25,243	$35,863	(30)%
Cost of sales decreased for the three and nine months ended September 30, 2019 from the comparable periods in 2018 primarily due to a reduction in amounts owed to certain third-party technology licensors, offset in part by increased ADCETRIS sales volumes. We expect cost of sales to decrease in 2019 as compared to 2018, primarily due to a reduction in royalties owed under technology license agreements.
Research and development

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Research and clinical development	$134,654	$90,670	49%	$348,976	$290,412	20%
Process sciences and manufacturing	61,465	49,505	24%	169,337	125,125	35%
Total research and development	$196,119	$140,175	40%	$518,313	$415,537	25%

Research and clinical development expenses includes personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase for the three and nine months ended September 30, 2019 from the comparable periods in 2018 reflected increases in employee-related costs and external development costs primarily to support our late stage pipeline of product candidates, as well a payment to acquire a preclinical asset in the third quarter of 2019. The increase for the nine months ended September 30, 2019 from the comparable period in 2018 was offset in part by $35.0 million of upfront in-licensing payments made during the first quarter of 2018.
Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase for the three and nine months ended September 30, 2019 from the comparable periods in 2018 primarily reflected increases in employee-related costs and external development costs primarily to support our late-stage pipeline of product candidates.
We utilize our employee and infrastructure resources across multiple research and development projects. We track human resource efforts expended on many of our programs for purposes of billing our collaborators for time incurred at agreed upon rates and for resource planning. We do not account for actual costs on a project basis as it relates to our infrastructure, facility, employee and other indirect costs; however, we do separately track significant third-party costs including clinical trial costs, manufacturing costs and other contracted service costs on a project basis. To that end, the following table shows third-party costs incurred for research, contract manufacturing of our product candidates and clinical and regulatory services, as well as pre-commercial milestone payments for in-licensed technology for ADCETRIS and certain of our clinical-stage product candidates. The table also presents other costs and overhead consisting of third-party costs for our preclinical stage programs, as well as personnel, facilities, manufacturing, and other indirect costs not directly charged to development programs.

	Three months ended September 30,		Nine months ended September 30,		Five years ended
(dollars in thousands)	2019	2018	2019	2018	September 30, 2019
ADCETRIS (brentuximab vedotin)	$11,539	$13,688	$33,318	$31,681	$293,408
Enfortumab vedotin	10,243	7,479	23,437	16,982	77,768
Tucatinib	23,441	11,654	67,269	24,392	108,008
Tisotumab vedotin	9,746	5,064	24,421	15,303	52,696
Ladiratuzumab vedotin	5,260	7,403	15,940	20,683	67,128
Other clinical stage programs	4,589	10,103	15,519	25,678	264,968
Total third-party costs for clinical stage programs	64,818	55,391	179,904	134,719	863,976
Other costs and overhead	131,301	84,784	338,409	280,818	1,414,226
Total research and development	$196,119	$140,175	$518,313	$415,537	$2,278,202
Third-party costs for ADCETRIS decreased for the three months ended September 30, 2019 from the comparable period in 2018, primarily due to a reduction of clinical trial activities. Third-party costs for ADCETRIS increased for the nine months ended September 30, 2019 from the comparable period in 2018, primarily due to higher costs for drug product supplied to Takeda, offset in part by a reduction in clinical trial activities. The cost of drug product supplied to Takeda is charged to research and development expense. We are reimbursed for the drug product, which is included in collaboration and license agreement revenues.
Third-party costs for enfortumab vedotin increased for the three and nine months ended September 30, 2019 from the comparable periods in 2018, primarily due to higher clinical trial and manufacturing expenses.
Third-party costs for tucatinib increased for the three and nine months ended September 30, 2019 from the comparable periods in 2018, due to higher clinical trial expenses, primarily for the HER2CLIMB trial, and higher manufacturing expenses.
Third-party costs for tisotumab vedotin increased for the three and nine months ended September 30, 2019 from the comparable periods in 2018, due to higher clinical trial and manufacturing expenses.
Third-party costs for ladiratuzumab vedotin decreased for the three and nine months ended September 30, 2019 from the comparable periods in 2018, primarily due to lower manufacturing expenses.
Third-party costs for other clinical stage programs decreased for the three and nine months ended September 30, 2019 from the comparable periods in 2018, due to a reduction in clinical trial and external manufacturing costs.

Other costs and overhead include third-party costs of our preclinical programs and costs associated with personnel and facilities. These costs increased for the three and nine months ended September 30, 2019 from the comparable periods in 2018, due primarily to higher employee-related expenses from headcount growth and internal manufacturing costs, as well as an upfront payment to acquire a preclinical asset in the third quarter of 2019. The increase in costs for the nine months ended September 30, 2019 from the comparable period in 2018 was offset in part by $35.0 million of upfront in-licensing payments made in the first quarter of 2018.
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
Our total research and development expenses in 2019 will increase compared to 2018 due primarily to higher costs for the development of our product candidates, primarily enfortumab vedotin, tucatinib, and tisotumab vedotin. Certain ADCETRIS development activities, including some clinical studies, will be conducted by Takeda, the costs of which are not reflected in our research and development expenses. Because of these and other factors, expenses will fluctuate based upon many factors, including the degree of collaborative activities, timing of manufacturing campaigns, numbers of patients enrolled in our clinical trials and the outcome of each clinical trial event.
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
Selling, general and administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Selling, general and administrative	$96,101	$57,155	68%	$258,703	$181,629	42%
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2019 from the comparable periods in 2018 primarily due to increases in staffing, external spend related to our late-stage product candidates and ADCETRIS commercialization efforts related to the frontline Hodgkin lymphoma and frontline PTCL indications, as well as higher infrastructure costs to support our continued growth.
Selling, general and administrative expenses will increase in 2019 compared to 2018 as we continue our commercial activities in support of the commercialization of ADCETRIS, pre-commercialization activities for our late-stage pipeline, and support of general operations.
Investment and other income (loss), net

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Gain (loss) on equity securities	$(5,690)	$(23,765)	(76)%	$(10,258)	$62,882	(116)%
Investment income, net	3,561	1,893	88%	7,909	3,917	102%
Total investment and other income (loss), net	$(2,129)	$(21,872)	(90)%	$(2,349)	$66,799	(104)%

Investment and other income (loss), net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities (which primarily include common stock holdings in Immunomedics), realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
Investment and other income (loss), net for the three and nine months ended September 30, 2019, and for the three months ended September 30, 2018, primarily reflected net losses from changes in the fair value of our equity securities. Investment and other income (loss), net for the nine months ended September 30, 2018 was driven by net gains from changes in the fair value of our equity securities. As of September 30, 2019, our shares held of Immunomedics common stock had a fair value of $102.4 million, which are included in other non-current assets.
Liquidity and capital resources

(dollars in thousands)	September 30, 2019	December 31, 2018
Cash, cash equivalents, and investments	$870,313	$459,866
Working capital	950,148	428,523
Stockholders’ equity	1,779,601	1,273,943

	Nine months ended September 30,
(dollars in thousands)	2019	2018
Cash provided (used) by:
Operating activities	$(151,886)	$(179,251)
Investing activities	(342,883)	(576,375)
Financing activities	610,049	710,138
The change in net cash from operating activities primarily was related to the change in our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable.
The change in net cash from investing activities reflected differences between the proceeds received from sale and maturity of our investments and amounts reinvested, as well as payments for business combinations. Cash used for investing activities during the nine months ended September 30, 2018 included $614.1 million cash paid (or $598.2 million net of the cash acquired) for the acquisition of Cascadian in 2018.
The change in net cash from financing activities included proceeds from stock option exercises and our employee stock purchase plan for all periods presented. Cash provided by financing activities during the nine months ended September 30, 2019 included $548.7 million net proceeds from our public offering in July 2019. Cash provided by financing activities during the nine months ended September 30, 2018 included $658.2 million in net proceeds from our public offering in 2018.
We primarily have financed our operations through the issuance of our common stock, collections from commercial sales of ADCETRIS, royalty revenues, and amounts received pursuant to product collaborations and our ADC collaborations. To a lesser degree, we also have financed our operations through investment income. These financing and revenue sources have allowed us to maintain adequate levels of cash and investments.
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of September 30, 2019, we had $870.3 million held in cash, cash equivalents and investments scheduled to mature within the next twelve months.
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
Critical accounting policies
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the nine months ended September 30, 2019 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
Our near-term prospects are substantially dependent on ADCETRIS. If we and/or Takeda are unable to effectively commercialize ADCETRIS and to continue to expand ADCETRIS' utilization across key labeled indications of use, our ability to generate significant revenue and our prospects for profitability will be adversely affected.
ADCETRIS®, or brentuximab vedotin, is our only product approved for marketing and our ability to generate revenue from product sales and our prospects for profitability are substantially dependent on our ability to effectively commercialize ADCETRIS and continue to expand ADCETRIS' utilization across key labeled indications of use. We may not be able to fully realize the commercial potential of ADCETRIS for a number of reasons, including:

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
In 2009, we entered into an agreement with Takeda to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Takeda has commercial rights in the rest of the world. The success of this collaboration and the activities of Takeda will significantly impact the commercialization of ADCETRIS in countries other than the United States and in Canada. In October 2012, Takeda announced that it had received conditional marketing authorization for ADCETRIS from the EC for patients with relapsed Hodgkin lymphoma or relapsed systemic anaplastic large cell lymphoma, or sALCL, and has since obtained marketing approvals for ADCETRIS in many other countries. Conditional marketing authorization by the EC includes obligations to provide additional clinical data at a later stage to confirm the positive benefit-risk balance. We cannot control the amount and timing of resources that Takeda dedicates to the commercialization of ADCETRIS, or to its marketing and distribution, and our ability to generate royalty revenues from ADCETRIS product sales by Takeda depends on Takeda’s ability to achieve market acceptance of, and to otherwise effectively market, ADCETRIS for its approved indications in Takeda’s territory. Further, foreign sales of ADCETRIS could be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions or barriers and changes in tariffs, including as a result of the United Kingdom’s planned separation from the European Union, commonly referred to as Brexit, escalating global trade and political tensions, or otherwise.
While ADCETRIS product sales have grown over time, and our future plans assume that sales of ADCETRIS will increase, we cannot assure you that, even with the expansions to the prescribing label for ADCETRIS in the United States, which now includes the frontline Hodgkin lymphoma and frontline PTCL indications, ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. We also expect that our ability to continue to grow ADCETRIS sales, if at all, will depend primarily on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in the frontline Hodgkin lymphoma and frontline PTCL indications, and the extent to which physicians make prescribing decisions with respect to ADCETRIS in these indications. Further, our ability to continue to grow ADCETRIS sales, if at all, will be affected by our ability to continue to expand ADCETRIS’ utilization across key labeled indications of use. In addition, Takeda may be unable to obtain regulatory approvals of ADCETRIS in the ECHELON-2 treatment setting in its territories, which would limit their sales of, and the commercial potential of, ADCETRIS.
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
In furtherance of our growth strategy, we have made significant investments in a number of product candidates, including our later-stage product candidates enfortumab vedotin, tucatinib and tisotumab vedotin. Based on the positive results from the first cohort in a pivotal phase 2 clinical trial of enfortumab vedotin that we and Astellas Pharma Inc., or Astellas, are conducting, called the EV-201 trial, we and Astellas submitted a Biologics License Application, or BLA, to the FDA in July 2019 under the FDA’s accelerated approval pathway for enfortumab vedotin for the treatment of patients with locally advanced or metastatic urothelial cancer who have received a PD-1 inhibitor, or a programmed death-ligand 1, or PD-L1, inhibitor, and who have received a platinum-containing chemotherapy in the neoadjuvant/adjuvant, locally advanced or metastatic setting. In addition, in October 2019, we reported positive topline results from a pivotal, phase 2 clinical trial of tucatinib in combination with trastuzumab and capecitabine compared with trastuzumab and capecitabine alone, in patients with locally advanced or metastatic HER2-positive breast cancer who were previously treated with trastuzumab, pertuzumab and ado-trastuzumab emtansine, or T-DM1, which we refer to as the HER2CLIMB trial. Based on the positive topline results from HER2CLIMB trial, we plan to submit a New Drug Application, or NDA, to the FDA in the first quarter of 2020, and potentially submit applications for regulatory approval in jurisdictions outside the United States, for tucatinib. However, obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. As an organization, we do not have any prior experience submitting an application to the FDA for a small molecule such as tucatinib or applying for regulatory approval in jurisdictions outside the U.S. and Canada. Further, the FDA and other regulatory agencies have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for enfortumab vedotin, tucatinib or any of our other product candidates. Although the FDA granted Breakthrough Therapy designation to enfortumab vedotin for patients with locally advanced or metastatic urothelial cancer who were previously treated with a checkpoint inhibitor and accepted the enfortumab vedotin BLA for filing with Priority Review, these Breakthrough Therapy and Priority Review designations may not result in a faster review or approval process. Further, they do not increase the likelihood that the enfortumab vedotin BLA will be approved or that enfortumab vedotin will otherwise receive any marketing approvals. Although the FDA set a target action date under the Prescription Drug User Fee Act, or PDUFA, of March 15, 2020 for the enfortumab vedotin BLA, we cannot predict whether the BLA will be approved by the target action date and we cannot guarantee that it will otherwise be approved in a timely manner, if at all. We also cannot otherwise assure you that enfortumab vedotin, tucatinib or any of our other product candidates will receive any marketing approvals. In fact, it is possible that none of our product candidates will ever become commercial products. As a result, we may not realize the anticipated benefits of our investments in our product candidates, including, with respect to tucatinib, our acquisition of Cascadian Therapeutics, Inc., or Cascadian, referred to as the Cascadian Acquisition. In addition, failure to obtain regulatory approval of tucatinib in Europe may negatively impact our plans to build a commercial infrastructure in Europe. Even if approved for commercial sale, our ability to realize the anticipated benefits from our investments in our product candidates is subject to a number of risks and uncertainties, including our and our collaborators’ ability to successfully launch, market and commercialize any approved products, our reliance, in the case of enfortumab vedotin and tisotumab vedotin, on Astellas and Genmab A/S, or Genmab, respectively, to effectively jointly launch and commercialize any future approved products with us, our and our collaborators’ ability to successfully comply with rigorous post-marketing requirements, including the successful completion of required confirmatory post-marketing studies that we and our collaborators would be subject to as a result of an accelerated approval by the FDA, the acceptance of any future approved products by the medical community and patients, and the extent to which coverage and reimbursement for any future approved products will be available from government and health administration authorities, private health insurers and other third-party payors. In addition, although we may potentially submit applications for regulatory approval for tucatinib outside the U.S. based on the positive topline data from the HER2CLIMB trial, as an organization, we have no prior experience launching or commercializing a product outside the U.S. and Canada.

If we are unable to obtain and maintain regulatory approval for our product candidates, including enfortumab vedotin and tucatinib, in a timely manner, if at all, if the FDA or other regulatory authorities require product labeling that negatively impacts patient, physician or payor acceptance of an approved product, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates and our prospects for profitability would be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Reports of adverse events or safety concerns involving ADCETRIS or our product candidates could delay or prevent us from obtaining or maintaining regulatory approvals or could negatively impact sales of ADCETRIS or the prospects for our product candidates.
Reports of adverse events or safety concerns involving ADCETRIS could interrupt, delay or halt clinical trials of ADCETRIS, including the post-approval confirmatory studies that Takeda is required to conduct as a condition of the marketing authorization of ADCETRIS by the EC. In addition, reports of adverse events or safety concerns involving ADCETRIS could result in regulatory authorities requiring that we update the ADCETRIS prescribing information, or limiting, denying or withdrawing approval of ADCETRIS for any or all indications, including the use of ADCETRIS for the treatment of patients in its approved indications. For example, there was an increased incidence of febrile neutropenia and peripheral neuropathy in the ADCETRIS plus doxorubicin, vinblastine and dacarbazine, or AVD, arm of the ECHELON-1 trial. The ADCETRIS prescribing information provides for use of prophylactic growth factors for Stage III or IV classical Hodgkin lymphoma patients receiving ADCETRIS plus AVD to mitigate events of neutropenia and febrile neutropenia, but despite this, these product safety concerns could limit prescribing of ADCETRIS for newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin lymphoma and negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market. There are no assurances that patients receiving ADCETRIS will not experience serious adverse events in the future, whether the serious adverse events are disclosed in the ADCETRIS prescribing information or are newly reported. Further, there are no assurances that patients receiving ADCETRIS with co-morbid diseases not previously studied, such as autoimmune diseases, will not experience new or different serious adverse events in the future.
Adverse events may negatively impact the sales of ADCETRIS. We may be required to further update the ADCETRIS prescribing information, including boxed warnings, limitations of use, contraindications, warnings and precautions, and adverse reactions, based on reports of adverse events or safety concerns, or implement a Risk Evaluation and Mitigation Strategy, or REMS, which could adversely affect ADCETRIS’ acceptance in the market, make competition easier or make it more difficult or expensive for us to distribute ADCETRIS. For example, the prescribing information for ADCETRIS includes pancreatitis, impaired hepatic function, impaired renal function, pulmonary toxicity, hyperglycemia and gastrointestinal complications as known adverse events as well as a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy and death can occur in patients receiving ADCETRIS. Further, based on the identification of future adverse events, we may be required to further revise the prescribing information, including ADCETRIS’ boxed warning, which could negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market.
Likewise, reports of adverse events or safety concerns involving ADCETRIS or our product candidates could interrupt, delay or halt clinical trials of ADCETRIS or such product candidates, or could result in our or our collaborators' inability to obtain regulatory approvals for ADCETRIS in any additional indications or for any of our product candidates.
We initiated the pivotal trials of enfortumab vedotin, tucatinib and tisotumab vedotin, in each case based on only limited clinical data. Data continues to be generated in these pivotal and other trials. Although we and Astellas announced positive results from the first cohort in the EV-201 trial and encouraging activity in the initial results from the multi-cohort, open-label phase 1b clinical trial of enfortumab vedotin alone or in combination with other therapies, called EV-103, and although we reported positive topline results from the pivotal HER2CLIMB trial, there may still be important facts about the safety, efficacy, and risk versus benefit of each of our product candidates that are not known to us at this time which may negatively impact our ability to develop and commercialize these product candidates. In this regard, in the first cohort of the EV-201 trial, there was one death due to interstitial lung disease, which occurred outside the safety-reporting period of the trial and was confounded by prolonged high-dose steroid use and suspected pneumonia, and in the initial results of the EV-103 trial, there was one death deemed to be treatment-related by the investigator, attributed to multiple organ dysfunction syndrome. In addition, in response to prior safety events observed in our clinical trials of enfortumab vedotin and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events could be observed in these or other trials that could delay or prevent us from advancing the clinical development of, or obtaining regulatory approvals for, enfortumab vedotin, tucatinib or tisotumab vedotin and may adversely affect our business, results of operations and prospects.

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
ADCETRIS is approved for treating patients in the relapsed sALCL indication with conditions in Canada, and approved under conditional marketing authorization in relapsed Hodgkin lymphoma and sALCL in the European Union, in each case under regulations which allow for approval of products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. For the European Union indications, Takeda is subject to certain post-approval requirements, including the requirement to conduct clinical trials to confirm clinical benefit. In Canada, the ECHELON-2 results may be sufficient to confirm the clinical benefit of ADCETRIS in relapsed sALCL. In the European Union, there are other post approval requirements to convert the conditional marketing authorization for ADCETRIS in relapsed Hodgkin lymphoma and relapsed sALCL into a standard marketing authorization. Takeda’s failure to provide these additional clinical data from confirmatory studies could result in the EC withdrawing approval of ADCETRIS in the European Union for certain indications, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda in the European Union and could adversely affect our results of operations.
In addition, we are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product for which we have obtained regulatory approval, including ADCETRIS in each of its approved indications, such as continued adverse event reporting requirements and the requirement to have some of our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our and our collaborators' ability to commercialize ADCETRIS and any future-approved product. For example, based on the positive results from the first cohort of patients enrolled in the EV-201 trial who previously received both platinum chemotherapy and a PD-1 or PD-L1 inhibitor, we and Astellas submitted a BLA to the FDA in July 2019 for enfortumab vedotin under the FDA's accelerated approval pathway, which was accepted for filing by the FDA with Priority Review. As a condition of any potential approval under the FDA's accelerated approval pathway, the FDA will require that we and/or Astellas perform confirmatory post-marketing studies to verify and describe the clinical benefit of enfortumab vedotin. Moreover, in connection with any such accelerated approval, the labeling and advertising and promotion of enfortumab vedotin would be subject to additional regulatory requirements, which could entail significant expense and could negatively impact the potential future launch and commercialization of enfortumab vedotin. In addition, even if the enfortumab vedotin BLA is approved, enfortumab vedotin may later produce adverse events that limit or prevent its widespread use or that force us or Astellas to withdraw enfortumab vedotin from the market, and any problems with enfortumab vedotin or any violation of ongoing regulatory obligations could result in restrictions on the approved product, including its withdrawal from the market.
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
We are currently conducting multiple clinical trials for ADCETRIS and our product candidates and we plan to commence additional trials of ADCETRIS and our product candidates in the future. In this regard, we and Astellas are conducting the EV-201 trial, the EV-103 trial, and a global, randomized phase 3 clinical trial of enfortumab vedotin, called the EV-301 trial, for patients with metastatic urothelial cancer who previously received both platinum chemotherapy and a PD-1 or PD-L1 inhibitor. Additionally, we are conducting a phase 3 randomized pivotal clinical trial comparing tucatinib vs. placebo, each in combination with the antibody drug conjugate ado-trastuzumab emtansine, or T-DM1, in patients with HER2-positive metastatic breast cancer who have been previously treated with a taxane and trastuzumab, which we refer to as the HER2CLIMB-02 trial, and a phase 2 trial evaluating tucatinib in combination with trastuzumab in patients with HER2-positive, RAS wild-type metastatic colorectal cancer after treatment with first- and second-line standard-of-care therapies, which we call MOUNTAINEER. We are also conducting a pivotal phase 2 clinical trial of tisotumab vedotin with Genmab in patients with recurrent and/or metastatic cervical cancer, which we refer to as the innovaTV 204 trial. Each of these trials was initiated based on only limited clinical data. In particular, enfortumab vedotin, tucatinib and tisotumab vedotin have not previously been evaluated in later-stage clinical trials and we cannot be certain that the design of, or data collected from, these trials will be sufficient to support FDA or any foreign regulatory approvals. In this regard, even though we and Astellas reported positive results from the first cohort in the EV-201 trial and we and Astellas submitted a BLA for enfortumab vedotin under the FDA's accelerated approval pathway based on the results from the first cohort, which was accepted for filing by the FDA with Priority Review, the FDA may disagree with our interpretation of the data from the first cohort in the EV-201 trial and/or may otherwise determine not to approve the enfortumab vedotin BLA in a timely manner or at all. Likewise, even though we reported positive topline results from the HER2CLIMB trial, regulatory agencies, including the FDA, may disagree with our interpretation of the data from the HER2CLIMB trial and/or may not accept or approve the NDA that we plan to submit to the FDA for tucatinib or any other regulatory approval filings we may submit to regulatory agencies in other countries, in a timely manner or at all. Furthermore, we do not have Special Protocol Assessment agreements with the FDA for any of these trials.
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
Negative or inconclusive clinical trial results could adversely affect our ability and the ability of our collaborators to obtain regulatory approvals of our product candidates or to market ADCETRIS and/or expand ADCETRIS into additional indications. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, although we and Astellas reported positive results from the first cohort in the EV-201 trial, regulatory agencies, including the FDA may disagree with our interpretations of the data from the first cohort in the EV-201 trial and/or may not approve the enfortumab vedotin BLA in a timely manner or at all. Likewise, even though we reported positive topline results from the HER2CLIMB trial, regulatory agencies, including the FDA, may disagree with our interpretations of the data from the HER2CLIMB trial and/or may not accept or approve the NDA that we plan to submit to the FDA for tucatinib or any regulatory approval filings we may submit to regulatory agencies in other countries, in a timely manner or at all. Moreover, although we reported positive results in our ECHELON-2 trial, regulatory agencies outside of the U.S., or their advisors, may disagree with Takeda’s interpretations of data from the ECHELON-2 trial and may not approve the expansion of the ADCETRIS labeled indications of use to the ECHELON-2 treatment setting. Adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, require us to cease development of a product candidate or the further development or commercialization of ADCETRIS, result in our failure to expand ADCETRIS into additional indications, adversely affect our ability to market ADCETRIS, and may result in other negative consequences to us, including the inclusion of unfavorable information in our product labeling. Further, some of our clinical trials are overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur.
Our product candidates are in various stages of development, and it is possible that none of our product candidates will ever become commercial products.
Our late-stage product candidates are enfortumab vedotin, tucatinib, and tisotumab vedotin, each of which was advanced to pivotal trials based on only limited clinical data. Our earlier-stage clinical pipeline includes ladiratuzumab vedotin, which is in phase 2 clinical development, and other product candidates that are in phase 1 clinical development. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. We will require significant financial resources and additional personnel in order to continue to advance the development of, to pursue, obtain and maintain regulatory approvals for, and to potentially commercialize, enfortumab vedotin, tucatinib and tisotumab vedotin, if we are able to do so at all. Our other product candidates are in early or relatively early stages of development.

If a product candidate fails at any stage of development or fails to receive regulatory approval, or we or our collaborators otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. For example, with respect to enfortumab vedotin, we have incurred significant expenditures related to its development and potential launch, but there can be no assurances that the FDA will approve the enfortumab vedotin BLA or that enfortumab vedotin will otherwise receive any regulatory approvals, and we may therefore fail to receive any return on our investment in enfortumab vedotin. Likewise, if we are unable to successfully complete the development of, obtain regulatory approvals for and commercialize tucatinib, we will not realize the anticipated benefits of the Cascadian Acquisition or our subsequent investments in tucatinib. Moreover, with the exception of data from the first cohort of EV-201 and the positive topline results we reported from the HER2CLIMB trial, we have reported only limited data from earlier stage trials of our product candidates. Preclinical studies and any encouraging or positive preliminary and interim data from our clinical trials of our product candidates may not be predictive of the results of ongoing or later clinical trials. Even if we or our collaborators are able to complete our planned clinical trials of our product candidates according to our current development timeline, the encouraging or positive results from clinical trials of our product candidates in earlier stage trials may not be replicated in subsequent later-stage trials. In addition, we are developing product candidates in indications in which competition is intense, and it is possible that a clinical trial we run may meet its safety and efficacy endpoints but we may choose not to advance the development and commercialization of the product candidate due to changes in the competitive environment and the rapid evolution of the standard of care. As a result, we and our collaborators may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate or could cause us to discontinue the development of such product candidate. Also, later-stage clinical trials could differ in significant ways from earlier stage clinical trials, which could cause the outcome of the later-stage trials to differ from earlier-stage clinical trials. Differences in earlier- and later-stage clinical trials may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. In this regard, we initiated the EV-201 and EV-301 trials of enfortumab vedotin with Astellas, the HER2CLIMB and HER2CLIMB-02 trials of tucatinib and the innovaTV 204 trial of tisotumab vedotin with Genmab in each case based on only limited clinical data. Enfortumab vedotin, tucatinib and tisotumab vedotin have not previously been evaluated in later stage clinical trials and we cannot be certain that the design of, or data collected from, these trials will be adequate to support FDA or any foreign regulatory approvals. Moreover, despite the positive results we and Astellas reported for the first cohort in the EV-201 trial and the encouraging activity in the initial results from the EV-103 trial, we cannot be certain that enfortumab vedotin will demonstrate sufficient efficacy in other trials, including in the EV-301 trial, other cohorts of the EV-201 and EV-103 trials or any future trials, or will ever be approved for commercial sale. In this regard, despite the initial results we and Astellas reported from the EV-103 trial, in which patients were evaluated for safety with the combination of enfortumab vedotin and pembrolizumab in previously untreated patients with locally advanced or metastatic urothelial cancer who were ineligible for treatment with cisplatin-based chemotherapy, enfortumab vedotin may not demonstrate sufficient efficacy in any later-stage trials in the same treatment setting or in any other frontline setting, and enfortumab vedotin may never be approved for use in any frontline setting, or in any setting at all. Likewise, despite the positive topline results we reported from the HER2CLIMB trial, we cannot be certain that tucatinib will demonstrate sufficient efficacy in other trials, including the HER2CLIMB-02 trial or any future trials, or will ever be approved for commercial sale. Tisotumab vedotin may likewise fail to demonstrate sufficient efficacy in pivotal trials despite the results observed in earlier-stage trials. In addition, there may still be important facts about the safety, efficacy, and risk versus benefit of enfortumab vedotin, tucatinib and tisotumab vedotin that are not known to us at this time which may negatively impact our ability to develop and commercialize these product candidates. In this regard, in the first cohort of the EV-201 trial, there was one death due to interstitial lung disease, which occurred outside the safety-reporting period of the trial and was confounded by prolonged high-dose steroid use and suspected pneumonia, and in the initial results of the EV-103 trial, there was one death deemed to be treatment-related by the investigator, attributed to multiple organ dysfunction syndrome. In addition, in response to prior safety events observed in our clinical trials of enfortumab vedotin and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events or our failure to generate additional efficacy data in our clinical trials that support registration could significantly impact the value of enfortumab vedotin, tucatinib and tisotumab vedotin to our business. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing or planned clinical trials, including in the ongoing pivotal trials for enfortumab vedotin, tucatinib and tisotumab vedotin. We have not yet completed any late-stage clinical trials for our product candidates, and if we or our collaborators fail to produce positive results in our ongoing or planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected.

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
The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approval from the FDA or foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. In addition, part of our strategy is to continue to explore the use of ADCETRIS in CD30-expressing lymphomas, and we are currently conducting multiple clinical trials for ADCETRIS. However, we and/or Takeda may be unable to obtain or maintain any regulatory approvals for the commercial sale of ADCETRIS for any additional indications. Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. As an organization, we do not have any prior experience submitting an application to the FDA for a small molecule such as tucatinib or applying for regulatory approval in jurisdictions outside the U.S. and Canada. Further, the FDA and foreign regulatory agencies have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any product candidate we develop, including any regulatory approvals for the potential commercial sale of ADCETRIS in additional indications or in any additional territories. In this regard, even if we believe the data collected from clinical trials of ADCETRIS and our product candidates are promising, such data may not be sufficient to support approval by the FDA or any foreign regulatory authority. In addition, the FDA or any foreign regulatory authority or their respective advisors may disagree with our interpretations of data from preclinical studies and clinical trials. For example, based on the positive results we and Astellas reported from the first cohort in the EV-201 trial, we and Astellas submitted the enfortumab vedotin BLA to the FDA under the FDA's accelerated approval pathway, which the FDA accepted for filing with Priority Review. However, the FDA may disagree with our interpretation of the data from the first cohort in the EV-201 trial and/or may otherwise determine not to approve the enfortumab vedotin BLA in a timely manner or at all. Likewise, although we reported positive topline results from the HER2CLIMB trial, regulatory agencies, including the FDA, may disagree with our interpretation of the data from the HER2CLIMB trial and/or may otherwise determine not accept or approve the NDA that we plan to submit to the FDA for tucatinib or any regulatory approval filings we may submit to foreign regulatory agencies, in a timely manner or at all. Regulatory agencies also may approve a product candidate for fewer or narrower indications than requested, or with a label that includes only subtypes of a particular indication rather than a more general disease classification. For example, the label approved by the FDA based on our phase 3 ALCANZA trial covered only primary cutaneous anaplastic large cell lymphoma and CD30-expressing mycosis fungoides, which are two subtypes of cutaneous T-cell lymphoma. Although the FDA granted Breakthrough Therapy designation to enfortumab vedotin for patients with locally advanced or metastatic urothelial cancer who were previously treated with a checkpoint inhibitor and accepted the enfortumab vedotin BLA for filing with Priority Review, these Breakthrough Therapy and Priority Review designations do not increase the likelihood that the enfortumab vedotin BLA will be approved with any particular label or at all or that enfortumab vedotin will otherwise receive any marketing approvals. Additionally, the FDA or foreign regulatory authorities may grant approval subject to the performance of post-approval studies or REMS for a product candidate. In this regard, as a condition of any potential approval of enfortumab vedotin under the FDA's accelerated approval pathway, the FDA will require that we and/or Astellas perform confirmatory post-marketing studies to verify and describe the clinical benefit of enfortumab vedotin. Moreover, in connection with any such accelerated approval, the labeling and advertising and promotion of enfortumab vedotin would be subject to additional regulatory requirements, which could entail significant expense and could negatively impact the potential future launch and commercialization of enfortumab vedotin. Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of ADCETRIS in any additional indications or of any future approved product.

In addition, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs, for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In addition, as part of PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. In this regard, the enfortumab vedotin BLA was accepted for filing by the FDA with Priority Review and a PDUFA target action date of March 15, 2020. However, the FDA does not always meet its PDUFA target action dates and if the FDA were to fail to meet its PDUFA target action date for the enfortumab vedotin BLA or if the FDA were to fail to meet a PDUFA target action date in the future for ADCETRIS, enfortumab vedotin, tucatinib or any of our other product candidates, the commercialization of the affected product candidate or of ADCETRIS in any additional indications could be delayed or impaired. Due to these and other factors, ADCETRIS and our product candidates could take a significantly longer time to gain regulatory approvals than we expect or may never gain new regulatory approvals, which could delay or eliminate any potential product revenue from sales of our product candidates or of ADCETRIS in any additional indications, which could significantly delay or prevent us from achieving profitability.
The successful commercialization of ADCETRIS and our product candidates will depend on a variety of factors, including the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies, and the acceptance of our products by the medical community and patients.
Successful sales of ADCETRIS and any future approved products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require increasing levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of this pricing scrutiny, we cannot be sure that we will achieve and continue to have coverage available for ADCETRIS and any other product candidate that we commercialize and, if available, that the reimbursement rates will be adequate. If we are unable to obtain coverage and adequate levels of reimbursement for ADCETRIS and any future approved products that we commercialize, their marketability will be negatively and materially impacted. For example, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for ADCETRIS in the frontline Hodgkin lymphoma indication based on the relative price and perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales. Similarly, even if we and Astellas are able to obtain approval of the enfortumab vedotin BLA or we are able to obtain approval of the NDA we plan to submit for tucatinib, we cannot be certain that third party payors will provide coverage and adequate reimbursement for enfortumab vedotin or tucatinib based on their relative price and perceived benefit as compared to alternative treatment options or otherwise, which may materially harm the commercialization of enfortumab vedotin and tucatinib, if either is approved.
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
The unavailability or inadequacy of third-party coverage and reimbursement could have a material adverse effect on the market acceptance of ADCETRIS and any future products and the future revenues we may expect to receive from those products. In addition, we are unable to predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have on our business. Continuing negative publicity regarding pharmaceutical pricing practices and ongoing presidential and Congressional focus on this issue create significant uncertainty regarding regulation of the healthcare industry and third-party coverage and reimbursement. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of ADCETRIS or the pricing of pharmaceutical products generally, the prices that we charge for ADCETRIS and any future approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of ADCETRIS and any future approved products may be negatively impacted.

The degree of market acceptance among patients, physicians, and third-party payors is also important to our ability to successfully commercialize ADCETRIS and any future approved products. The degree of acceptance will depend on a number of factors including the effectiveness of our marketing, sales and distribution strategy and operations, the acceptance of our product by patients, physicians and third party payors, the perceived advantages and relative cost, safety and efficacy of alternative treatments, as well as the acceptance and degree of adoption of our product and any future products by institutional pathways and institutional, local, and national guidelines such as the National Comprehensive Cancer Networks® Clinical Practice Guidelines in Oncology, or the NCCN Guidelines. Many oncology practices and healthcare providers rely on the NCCN Guidelines or other institutional practice pathways in decisions related to treatment of patients and utilization of medicines. To the extent that ADCETRIS or our future approved products, if any, are not included or positioned favorably in such treatment guidelines and pathways, the full utilization potential of our products may not be reached, which may harm our ability to successfully commercialize ADCETRIS or our potential future products. For example, in the ADCETRIS frontline Hodgkin lymphoma indication, the NCCN Guidelines have been interpreted as being more restrictive than our labeled indication and since these guidelines and related interpretations have been translated into treatment pathways for many institutions, our ability to maintain or increase sales of ADCETRIS may be materially harmed or future ADCETRIS sales may otherwise be negatively affected.
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

We depend on collaborative relationships with other companies to assist in the development and commercialization of ADCETRIS and some of our product candidates and for the development and commercialization of other product candidates utilizing or incorporating our technologies. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, this may negatively affect our ability to commercialize ADCETRIS, develop and commercialize our product candidates and/or generate revenues through technology licensing, or may otherwise negatively affect our business.
We have established collaborations with third parties to develop and market ADCETRIS and some of our current and future product candidates. Because control of development and commercialization is shared with our collaborators under these collaborations, we do not have sole discretion and control over the development and commercialization of the applicable products and product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada. In addition, we have entered into co-development collaborations with Astellas for the development and commercialization of enfortumab vedotin, and with Genmab for the development and commercialization of tisotumab vedotin. Our collaborations also include clinical trial collaborations to develop, in combination, our product or our product candidates and the products or product candidates of one or more third parties. For example, we have a clinical trial collaboration with BMS to evaluate the combination of nivolumab with ADCETRIS for the treatment of Hodgkin and non-Hodgkin lymphoma. In addition, we have a collaboration agreement with Unum Therapeutics, Inc., or Unum, to develop and commercialize novel antibody-coupled T-cell receptor, or ACTR, therapies incorporating our antibodies for the treatment of cancer.
We also have antibody-drug conjugate, or ADC, collaborations with AbbVie Biotechnology Ltd., or AbbVie; Astellas; Genentech, Inc., a member of the Roche Group, or Genentech; Genmab; GlaxoSmithKline LLC, or GSK; and Progenics Pharmaceuticals Inc., or Progenics, to allow them to use our proprietary ADC technology, and our ADC collaborators conduct all research, product development, manufacturing and commercialization of any product candidates under these collaborations.
Our dependence on collaborative arrangements to assist in the development and commercialization of ADCETRIS and some of our product candidates and for the development and commercialization of other product candidates utilizing or incorporating our technologies subjects us to a number of risks, including:

•
we are not able to control the amount and timing of resources that our collaborators devote to the development or commercialization of products and product candidates under a collaboration, including ADCETRIS, enfortumab vedotin and tisotumab vedotin;

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

If our collaborative arrangements are not successful as a result of any of the above factors, or any other factors, then our ability to advance the development and commercialization of the applicable products and product candidates and to otherwise generate revenue from these arrangements and to become profitable will be adversely affected, and our business and business prospects may be materially harmed. In particular, if Takeda were to terminate the ADCETRIS collaboration, which it may do for any reason upon prior written notice to us, we would not receive milestone payments, co-funded development payments or royalties for the sale of ADCETRIS outside the United States and Canada. As a result of such termination, we may have to engage another collaborator to complete the ADCETRIS development process and to commercialize ADCETRIS outside the United States and Canada, or to complete the development process and undertake commercializing ADCETRIS outside the United States and Canada ourselves, either of which could significantly delay the continued development and commercialization of ADCETRIS and increase our costs. Similarly, both Astellas and Genmab have the right to opt-out of their co-development obligations relating to enfortumab vedotin and tisotumab vedotin, respectively. If either Astellas or Genmab were to opt-out of their co-development collaborations with us, this would significantly delay the development of the impacted product candidate and increase our costs. Any of these events could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing ADCETRIS, enfortumab vedotin or tisotumab vedotin, which are now being co-funded by our collaboration partners. Moreover, in the case of enfortumab vedotin and tisotumab vedotin, the success of any approved enfortumab vedotin or tisotumab vedotin product will depend, in part, on our ability to effectively jointly commercialize enfortumab vedotin and tisotumab vedotin with Astellas and Genmab, respectively, in accordance with our joint commercialization obligations and any joint commercialization plans. The success, if any, of our joint commercialization efforts with Astellas and Genmab, as well as the activities of Astellas and Genmab, will significantly impact the potential future commercialization of enfortumab vedotin and tisotumab vedotin, respectively. The product candidates being developed under our collaborations are in various stages of development and we cannot guarantee that any of the product candidates under our collaborations will be successful. In this regard, certain of our ADC collaborators have advanced product candidates utilizing or incorporating our ADC technology to later stage clinical trials that were not successful. In the future, we may not be able to locate third-party collaborators to assist in commercializing any future products in regions outside the United States, and we may lack the capital and resources necessary to market these products in certain regions outside the Unites States alone.
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
With respect to enfortumab vedotin, treatment in pre-treated metastatic urothelial cancer is limited to checkpoint inhibitor monotherapy, generic chemotherapy or, for patients with select fibroblast growth factor receptor genetic alterations, Janssen's erdafitinib (Balversa®). There are other investigational agents that, if approved, could be competitive with enfortumab vedotin, such as Immunomedics’ sacituzumab govitecan. Treatment in front line metastatic urothelial cancer has traditionally been treated with chemotherapy alone but is evolving to include two recently approved PD-1 and PD-L1 inhibitor therapies for cisplatin-ineligible patients with high PD-L1 expression and patients who are ineligible for platinum therapy with several trials of investigational agents in combination with chemotherapy or other novel agents expected to report data in the near term.
With respect to tucatinib, there are multiple marketed products which target HER2, including the antibodies trastuzumab (Herceptin®) and pertuzumab (Perjeta®) and the antibody drug conjugate T-DM1 (Kadcyla®). In addition, lapatinib (Tykerb®) is an EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer, and neratinib (Nerlynx®) is an irreversible pan-HER kinase inhibitor indicated for extended adjuvant use that is also being studied in a phase 3 trial in pre-treated HER2-positive metastatic breast cancer, for which positive data was reported in 2019. In addition, Daiichi Sankyo and AstraZeneca have an antibody drug conjugate in a pivotal study in this patient population, for which a BLA was submitted and accepted by the FDA in October 2019, Synthon has an antibody drug conjugate in a pivotal study in this patient population and MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, also in a pivotal study for which positive data were reported in 2019.
With respect to tisotumab vedotin, in June 2018, Merck’s pembrolizumab was approved for the treatment of recurrent or metastatic cervical cancer with disease progression on or after chemotherapy in patients whose tumors express PD-L1. We are also aware of other companies that currently have products in development for the treatment of late-stage cervical cancer which could be competitive with tisotumab vedotin, including Agenus, BMS, Iovance Biotherapeutics, Merck, Regeneron Pharmaceuticals and Roche.
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

•	increases in the scope of eligibility for customers to purchase ADCETRIS at the discounted government price or to obtain government-mandated rebates on purchases of ADCETRIS;

•	changes in our cost of sales due to potential new product launches, royalties owed under technology license agreements or write-offs of inventory;

•	the incidence rate of new patients in ADCETRIS’ approved indications;

•	the timing, cost and level of investment in our sales and marketing efforts to support ADCETRIS sales;

•
the timing, cost and level of investment in our research and development, pre-commercialization and other activities involving ADCETRIS, enfortumab vedotin, tucatinib, tisotumab vedotin and our other product candidates by us or our collaborators;

•	changes in the prices of the Immunomedics, Inc., or Immunomedics, and Unum common stock that affect the valuation of the common stock of those companies that we hold; and

•	expenditures we will or may incur to develop and/or commercialize any additional products, product candidates, or technologies that we may develop, in-license, or acquire.
In addition, even if we and/or our collaborators are able to obtain regulatory approvals for our product candidates, due to the lack of any historical sales data from the commercialization of any of our product candidates, sales of an approved product will be difficult to predict from period to period. As a result, sales results or trends for any of our future approved products in any period may not necessarily be indicative of future performance. In any event, if we are unable to obtain and maintain regulatory approval for our product candidates, including enfortumab vedotin and tucatinib, in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates and our prospects for profitability would be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Moreover, we have entered into licensing and collaboration agreements with other companies that include development funding and milestone and royalty payments to us, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will also depend on development funding and the achievement of development and clinical milestones under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, as well as entering into potential new collaboration and license agreements. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.
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
Additionally, as of September 30, 2019, we held shares of Immunomedics common stock with a fair value of $102.4 million. We record changes in the fair value of our equity securities that we hold in net income or loss, which can lead to volatility of net income or loss to the extent that we continue to hold common stock or other equity securities. For example, in three months ended September 30, 2019, our net loss included a loss of $4.7 million associated with our holdings of Immunomedics common stock.
For these and other reasons, it is difficult for us to accurately forecast future sales of ADCETRIS or any future approved products, collaboration and license agreement revenues, royalty revenues, operating expenses or future profits or losses. As a result, our operating results in future periods could be below our guidance or the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps substantially.

We have a history of net losses. We expect to continue to incur net losses and may not achieve future profitability for some time, if at all.
We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting clinical trials of ADCETRIS as well as commercializing ADCETRIS for the treatment of patients in its approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize enfortumab vedotin, tucatinib, tisotumab vedotin and our other product candidates. We may also pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. Accordingly, we expect to continue to incur net losses in future periods and may not achieve profitability in the future for some time, if at all. Although we recognize revenue from ADCETRIS product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our future operating results are difficult to predict. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.
We have engaged in, and may in the future engage in, strategic transactions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.
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

For the monoclonal antibody used in ADCETRIS, we have contracted with AbbVie for clinical and commercial supplies. For the drug linker used in ADCETRIS, we have contracted with Millipore Sigma, an affiliate of Merck KGaA, for clinical and commercial supplies. We have multiple contract manufacturers for conjugating the drug linker to the antibody and producing the ADCETRIS product. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce and store sufficient quantities of ADCETRIS for use in our clinical trials and for commercial sale. If our contract manufacturers or other third parties fail to deliver ADCETRIS for clinical use or sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may bear costly losses or be required to delay or suspend clinical trials or otherwise discontinue development, production and sale of ADCETRIS. Moreover, contract manufacturers have a limited number of facilities in which ADCETRIS can be produced and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions or contractual disputes could result in the cancellation of shipments, loss of product in the manufacturing process, a shortfall in ADCETRIS supply, or limit our ability to sell ADCETRIS in the U.S. and Canada or for Takeda to sell ADCETRIS in its territories. Moreover, we and Takeda depend on outside vendors for the supply of raw materials used to produce ADCETRIS. If the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have ADCETRIS manufactured to meet clinical and commercial requirements would be adversely affected.
For the clinical supply of our product candidates, which include ADCs as well as antibodies and small molecules such as tucatinib, we rely on multiple contract manufacturers and other third parties to perform manufacturing services for us. With respect to enfortumab vedotin and tisotumab vedotin specifically, we rely on drug product supply provided by our collaborators and have little control over their supply chains or the contract manufacturers they utilize. For the foreseeable future, we expect to continue to rely on contract manufacturers and, in the case of enfortumab vedotin and tisotumab vedotin, on our collaborators, for manufacturing of clinical supplies. If our third-party manufacturers and collaborators cease or interrupt production, fail to supply satisfactory materials, products or services for any reason or experience performance delays or quality concerns, or if materials or products are lost in transit or in the manufacturing process, such challenges or interruptions could substantially impact clinical trial drug supply, with the potential for additional costs and an adverse effect on our business. In addition, with respect to tucatinib specifically, we have limited prior experience as an organization manufacturing tucatinib and small molecule drug products generally, and have relatively new working relationships with many of the third party manufacturers involved in tucatinib manufacture. These factors increase the chance that we could encounter manufacturing challenges that could increase our costs, cause delays or otherwise negatively impact our business. In this regard, in order to obtain regulatory approval of any product candidate, we or our supplier or suppliers for that product must obtain approval to manufacture and supply product, in some cases based on qualification data provided as part of a BLA, NDA or other application for regulatory approval, and the manufacturing facilities utilized to manufacture the product candidate will be subject to pre-approval regulatory inspections. Any delay in generating, or failure to generate, data required in connection with submission of the chemistry, manufacturing and controls, or CMC, portions of any BLA, NDA or other application for regulatory approval, or challenges in the regulatory inspection process, could negatively impact our ability to meet our anticipated submission dates and/or result in delay in any approval decisions, including with respect to the enfortumab vedotin BLA and our planned NDA submission for tucatinib, or our ability to obtain regulatory approval at all.
For enfortumab vedotin and tisotumab vedotin, we or our collaborators may need to obtain additional manufacturing arrangements or increase manufacturing capability to meet potential future commercial needs with respect to these product candidates, which could require additional capital investment by us or cause potential delays if our collaborators encounter challenges in negotiating commercially reasonable arrangements with these manufacturers. Likewise, with respect to tucatinib, we may need to put in place additional manufacturing arrangements or expand our current manufacturing arrangements with third party manufacturers to meet future potential commercial needs and while we are currently negotiating those arrangements, we cannot assure you that we can enter into such arrangements on commercially reasonable terms or at all. Any failure of us, our collaborators or a manufacturer to obtain approval from a regulatory authority to manufacture and supply product or any delay in receiving, or failure to receive, adequate supplies of a product on a timely basis or in accordance with applicable specifications could negatively impact our ability to successfully launch and commercialize a newly-approved product and generate sales of that product at the levels we expect. We or our collaborators may also encounter difficulties in meeting the regulatory requirements applicable to the manufacturing process for these agents, and in managing the additional complexity of manufacturing for a number of markets outside the U.S. Any failures or delays to meet these requirements could substantially delay or impede our ability to obtain regulatory approvals for and market these agents, which could negatively impact our operating results and adversely affect our business.

We are using our own manufacturing facility to support our clinical-stage pipeline. As an organization, we have limited experience operating a manufacturing facility.
We own a biologics manufacturing facility located in Bothell, Washington, which we acquired in 2017. We use this facility to support our clinical supply needs. As an organization, we have limited experience operating a manufacturing facility, as we had no prior experience manufacturing for ourselves before acquiring this facility. Operating this facility requires us to comply with complex regulations and to continue to hire and retain experienced scientific, quality control, quality assurance and manufacturing personnel. We could encounter challenges in operating the manufacturing facility in compliance with cGMP, regulatory or other applicable requirements, resulting in potential negative consequences, including regulatory actions, which could undermine our ability to utilize this facility for our own manufacturing needs. Any of these risks, if actualized, could materially and adversely affect our business and financial position. In addition, despite the acquisition and operation of this facility, we nonetheless expect to continue to rely on corporate collaborators and contract manufacturing organizations to supply drug product and intermediates for commercial supply and our IND-enabling studies and clinical trials. Our continuing dependence on these manufacturers may impair the continued development and commercialization of ADCETRIS and our product candidates.
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
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our development, manufacturing and clinical trial activities for ADCETRIS and our other pipeline programs, as well as commercialize ADCETRIS and prepare to potentially launch and commercialize additional products. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. We also anticipate continuing to commit substantial capital resources to development and commercialization activities related to enfortumab vedotin, tucatinib and tisotumab vedotin. Our commitment of resources to the continuing development, regulatory and commercialization activities for ADCETRIS, the research, continued development and manufacturing of our product candidates, our pursuit of regulatory approvals for and preparing to potentially launch and commercialize our product candidates, and the anticipated expansion of our pipeline and operations may require us to raise additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. For example, in connection with the Cascadian Acquisition, we sold 13,269,230 shares of our common stock in an underwritten public offering with the primary use of the net proceeds used to fund the Cascadian Acquisition. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

•	the level of sales and market acceptance of ADCETRIS or of any future approved products;

•
the time and costs involved in obtaining regulatory approvals of ADCETRIS in additional indications, if any, and potentially of enfortumab vedotin, tucatinib and/or any of our other product candidates;

•	the size, complexity, timing, progress and number of our clinical programs and our collaborations;

•
the timing, receipt and amount of milestone-based payments or other revenue from our collaborations or license arrangements, including royalty revenue generated from commercial sales of ADCETRIS by Takeda;

•	the cost of establishing and maintaining clinical supplies of ADCETRIS and our product candidates and commercial supplies of ADCETRIS and any future approved products;

•	the costs associated with acquisitions or licenses of additional technologies, products, or companies as well as licenses we may need to commercialize ADCETRIS or any future approved products;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	expenses associated with future securities class action or derivative lawsuits, as well as any other potential litigation;

•	the potential costs associated with international, state and federal taxes; and

•	competing technological and market developments.

In addition, changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses in connection with our expanding pipeline programs or our undertaking of additional programs, business activities or entry into additional strategic transactions, including potential future acquisitions of products, technologies or businesses. Moreover, we may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.
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
If we are unable to enforce our intellectual property rights or if we fail to sustain and further build our intellectual property rights, we may not be able to successfully commercialize ADCETRIS or any future products and competitors may be able to develop competing therapies.
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
In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. In order to continue to commercialize ADCETRIS, and advance the development and commercialization of our additional product candidates, we will be required to expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development, sales and marketing, both in the United States and in Europe. We continue to face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions, and our failure to compete effectively in this area could negatively affect our sales of ADCETRIS and any future approved products. To the extent we are not able to retain these individuals on favorable terms or attract any additional personnel that may be required, our business may be harmed. For example, we may not be successful in attracting or retaining key personnel necessary to support our strategy to commercialize ADCETRIS in earlier lines of therapy, including in the frontline PTCL indication, to build a commercial infrastructure in Europe or to support the commercialization of our product candidates alone or jointly with our collaborators. If our commercial organization is not appropriately sized or equipped to adequately market ADCETRIS and any future approved products, the commercial potential of ADCETRIS and any future approved products may be diminished, and our business and prospects for profitability may be adversely affected.

If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.
We have experienced and expect to continue to experience significant growth in the number of our employees and in the scope of our operations, including in connection with our efforts to transition into a multi-product oncology company, our operation of a manufacturing facility and our continuing international expansion. In this regard, the anticipated continued growth of ADCETRIS and the launch and commercialization of any future approved products may require expansion of our sales force and commercial organization, and we may need to commit significant additional funds, management and other resources to the growth of our commercial organization. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner or at all, any of which could negatively impact our ability to successfully launch and commercialize a newly-approved product and the commercial potential of our current and potential future products. In any event, this growth places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and capital resources. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified management personnel, our business, financial condition, results of operations and prospects may be adversely affected.
Product liability and product recalls could harm our business, and we may not be able to obtain adequate insurance to protect us against product liability losses.
The current and future use of ADCETRIS and our product candidates by us and our corporate collaborators in clinical trials and the sale of ADCETRIS, expose us to product liability claims. These claims have and may in the future be made directly by patients or healthcare providers or indirectly by pharmaceutical companies, our corporate collaborators or others selling such products. Additionally, in connection with our acquisition of the manufacturing facility from BMS, we agreed to enter into certain transitional services agreements under which we manufactured certain clinical drug product components for BMS for a period of time. As a result, it is possible that we may be named as a defendant in product liability suits that may allege that drug products we manufactured for BMS have resulted in injury to patients. We may experience substantial financial losses in the future due to product liability claims. We have obtained product liability coverage, including coverage for human clinical trials and product sold commercially. However, such insurance is subject to coverage limits and exclusions, as well as significant deductibles. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured amounts, our assets may not be sufficient to cover such claims and our business operations could be impaired.
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
In addition, since a significant proportion of the regulatory framework in the U.K. is derived from European Union directives and regulations, Brexit could materially change the regulatory regime applicable to our operations and those of our collaborators, including with respect to potential future marketing authorizations for ADCETRIS and potential future marketing authorizations for our product candidates. We may also face new regulatory costs and challenges as result of Brexit that could have an adverse effect on our operations, including the need to change the location of our release of clinical product supplies into the European Union from the U.K. to a location that will be within the European Union following Brexit, potential stresses and constraints on the capacity of service providers providing product release services in new locations outside of the U.K., and potential challenges with releasing clinical product supplies into the U.K. any of which could potentially impede our ability to timely supply clinical product to our clinical trials, and increase our costs. It is also possible that Brexit will cause additional unanticipated negative impacts on our ability to supply clinical or commercial product, or on that of our collaborators, including Takeda. [Moreover, we do not currently have certainty as to the terms of the U.K.’s future relationship with the European Union and if the U.K. withdraws from the European Union without a ratified withdrawal agreement in place, there will be a period of considerable uncertainty particularly in relation to U.K. financial and banking markets as well as on the regulatory process in Europe. In addition, the U.K. could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our and Takeda's doing business in Europe more difficult.] In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our or Takeda's ability to continue to conduct operations in Europe or our ability to build and maintain a commercial infrastructure in Europe.
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
As of September 30, 2019, we had recorded $574.7 million of in-process research and development and goodwill as a result of the Cascadian Acquisition. In-process research and development and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of in-process research and development or goodwill occur.
Risks Related to Our Common Stock
Our stock price is volatile and our shares may suffer a decline in value.
The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the quarter ended September 30, 2019, our closing stock price fluctuated between $63.18 and $85.40 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

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

•	announcements regarding the results of discovery efforts and preclinical, clinical and commercial activities by us, or those of our competitors;

•	announcements regarding the results of the clinical trials we and Takeda are conducting or may in the future conduct for ADCETRIS;

•	announcements regarding the results of the clinical trials we and our collaborators are conducting, or may in the future conduct, for enfortumab vedotin, tucatinib and tisotumab vedotin;

•	announcements regarding, or negative publicity concerning, adverse events or safety concerns associated with the use of ADCETRIS or our product candidates;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

•
termination of or changes in our existing collaborations or licensing arrangements, especially our ADCETRIS collaboration with Takeda, our enfortumab vedotin co-development and joint commercialization collaboration with Astellas and our tisotumab vedotin co-development collaboration with Genmab, or establishment of new collaborations or licensing arrangements;

•	our failure to achieve the perceived benefits of our strategic transactions, including the Cascadian Acquisition, as rapidly or to the extent anticipated by financial analysts or investors;

•	our entry into additional material strategic transactions including licensing or acquisition of products, businesses or technologies;

•	actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;

•	our raising of additional capital and the terms upon which we may raise any additional capital;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	developments or disputes concerning our proprietary rights;

•	developments regarding any future purported securities class action lawsuits, as well as any other potential litigation;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	changes in government regulations; and

•	economic or other external factors.
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
Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2019, we had 171,108,236 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us as of September 30, 2019, collectively beneficially owned approximately 30% of our common stock. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended, or the Securities Act, we would be obligated to effect such registration. On July 26, 2018, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 50,977,960 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. Accordingly, we expect to register additional shares held by the Baker Entities for resale from time to time, including in certain cases, shares that we have previously registered for resale by the Baker Entities, whether in connection with the expiration of registration statements that we previously filed with the SEC or otherwise. If the Baker Entities, by exercise of these registration and/or underwriting rights and our registration of shares held by the Baker Entities for resale from time to time, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our registrations of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Our existing stockholders have significant control of our management and affairs.
Based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Exchange Act, and our outstanding shares of common stock as of September 30, 2019, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 64% of our voting power as of September 30, 2019. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
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

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1**	Agreement and Plan of Merger, dated as of January 30, 2018, by and among Seattle Genetics, Inc., Valley Acquisition Sub, Inc. and Cascadian Therapeutics, Inc.	8-K	000-32405	2.1	1/31/2018
3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	5/26/2011
3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	11/25/2015
4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	2/8/2001
4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement, dated September 10, 2015, between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+*	Form of Performance-Based Stock Unit Grant Notice and Stock Unit Agreement under the Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan (approved August 26, 2019).	—	—	—	—
10.2+†	Third Amendment to Commercial Supply Agreement effective as of July 1, 2019 between Seattle Genetics, Inc. and SAFC, an operating division of Sigma-Aldrich, Inc.	—		—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101.INS+	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	—
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—
101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document.	—	—	—	—
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

+	Filed herewith.
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

SEATTLE GENETICS, INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	October 29, 2019