Form 10-Q
period 2020-03-31
SEATTLE GENETICS INC /WA
filed 2020-04-30
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-32405

SEATTLE GENETICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1874389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21823 30th Drive SE
Bothell, Washington 98021
(Address of principal executive offices, including zip code)
(Registrant’s telephone number, including area code): (425) 527-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	SGEN	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of April 27, 2020, there were 173,101,783 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
Seattle Genetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$249,116	$274,562
Short-term investments	549,971	536,493
Accounts receivable, net	224,613	236,001
Inventories	84,740	85,932
Prepaid expenses and other current assets	52,007	43,653
Total current assets	1,160,447	1,176,641
Property and equipment, net	174,693	155,491
Operating lease right-of-use assets	62,704	65,230
Long-term investments	507	57,283
In-process research and development	300,000	300,000
Goodwill	274,671	274,671
Other non-current assets	118,441	176,550
Total assets	$2,091,463	$2,205,866
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,374	$52,292
Accrued liabilities and other	186,845	207,065
Total current liabilities	257,219	259,357
Long-term liabilities:
Operating lease liabilities, long-term	65,147	67,607
Other long-term liabilities	3,479	2,615
Total long-term liabilities	68,626	70,222
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 172,636 shares issued and outstanding at March 31, 2020 and 171,994 shares issued and outstanding at December 31, 2019	173	172
Additional paid-in capital	3,413,607	3,359,124
Accumulated other comprehensive income	3,478	229
Accumulated deficit	(1,651,640)	(1,483,238)
Total stockholders’ equity	1,765,618	1,876,287
Total liabilities and stockholders’ equity	$2,091,463	$2,205,866
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net product sales	$198,514	$135,001
Royalty revenues	20,360	15,620
Collaboration and license agreement revenues	15,640	44,578
Total revenues	234,514	195,199
Costs and expenses:
Cost of sales	29,421	10,300
Research and development	195,199	158,265
Selling, general and administrative	122,249	80,271
Total costs and expenses	346,869	248,836
Loss from operations	(112,355)	(53,637)
Investment and other income (loss), net	(56,047)	40,308
Net loss	$(168,402)	$(13,329)
Net loss per share - basic and diluted	$(0.98)	$(0.08)
Shares used in computation of per share amounts - basic and diluted	172,350	160,657

Comprehensive loss:
Net loss	$(168,402)	$(13,329)
Other comprehensive income:
Unrealized gain on securities available-for-sale, net of tax	3,273	222
Foreign currency translation gain (loss)	(24)	34
Total other comprehensive income	3,249	256
Comprehensive loss	$(165,153)	$(13,073)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balances as of December 31, 2018	160,262	$160	$2,598,411	$(40)	$(1,324,588)	$1,273,943
Net loss	—	—	—	—	(13,329)	(13,329)
Other comprehensive income	—	—	—	256	—	256
Issuance of common stock for employee stock purchase plan	104	—	6,147	—	—	6,147
Stock option exercises	719	1	20,678	—	—	20,679
Restricted stock vested during the period, net	56	—	—	—	—	—
Share-based compensation	—	—	25,715	—	—	25,715
Balances as of March 31, 2019	161,141	$161	$2,650,951	$216	$(1,337,917)	$1,313,411

Balances as of December 31, 2019	171,994	$172	$3,359,124	$229	$(1,483,238)	$1,876,287
Net loss	—	—	—	—	(168,402)	(168,402)
Other comprehensive income	—	—	—	3,249	—	3,249
Issuance of common stock for employee stock purchase plan	133	—	8,513	—	—	8,513
Stock option exercises	442	1	13,272	—	—	13,273
Restricted stock vested during the period, net	67	—	—	—	—	—
Share-based compensation	—	—	32,698	—	—	32,698
Balances as of March 31, 2020	172,636	$173	$3,413,607	$3,478	$(1,651,640)	$1,765,618
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(168,402)	$(13,329)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	33,617	25,715
Depreciation and amortization	5,967	6,086
Amortization of right-of-use assets	2,526	2,421
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	(511)	(1,142)
(Gains) losses on equity securities	59,079	(38,125)
Changes in operating assets and liabilities
Accounts receivable, net	11,388	(10,674)
Inventories	1,192	(13,997)
Prepaid expenses and other assets	(8,207)	7,402
Lease liability	(3,341)	(2,484)
Deferred revenue	—	(6,690)
Other liabilities	(2,367)	(12,410)
Net cash used by operating activities	(69,059)	(57,227)
Investing activities:
Purchases of securities	(124,922)	(78,481)
Proceeds from maturities of securities	152,000	127,500
Proceeds from sales of securities	19,996	—
Purchases of property and equipment	(25,256)	(12,534)
Net cash provided by investing activities	21,818	36,485
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	21,786	26,826
Net cash provided by financing activities	21,786	26,826
Effect of exchange rate changes on cash and cash equivalents	9	—
Net increase (decrease) in cash and cash equivalents	(25,446)	6,084
Cash and cash equivalents at beginning of period	274,562	78,186
Cash and cash equivalents at end of period	$249,116	$84,270
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
The condensed consolidated balance sheet data as of December 31, 2019 were derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position and results of our operations as of and for the periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three month periods ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Reclassification
We combined cost of sales with cost of royalty revenues during the current period, and reclassified the prior year cost of royalty revenues amount on our condensed consolidated statements of comprehensive loss to conform the current year presentation. This reclassification had no effect on our total costs and expenses or net loss on our condensed consolidated statements of comprehensive loss.
Non-cash activities
We had $11.0 million and $11.1 million of accrued capital expenditures as of March 31, 2020 and December 31, 2019, respectively. Accrued capital expenditures are treated as a non-cash investing activity and, accordingly, have not been included in the condensed consolidated statement of cash flows until such amounts have been paid in cash. During the three months ended March 31, 2020 and 2019, we recorded $0.0 million and $27.1 million, respectively, of right-of-use assets in exchange for lease liabilities, which are treated as a non-cash operating activity. See Note 3 for additional information.
Investments
We hold certain equity securities that we acquired in connection with strategic agreements, which are reported at estimated fair value. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.
We invest our available cash primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income and loss in stockholders’ equity. Realized gains, realized losses and declines in the value of debt securities judged to be other-than-temporary are included in investment and other income (loss), net. The cost of debt securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income (loss), net. Interest and dividends earned are included in investment and other income (loss), net. Accrued interest receivable as of March 31, 2020, was $1.9 million, and was included in prepaid expenses and other current assets. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.

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
Leases
We adopted Accounting Standards Codification, or ASC, Topic 842--Leases on January 1, 2019, resulting in a change to our accounting policy for leases. We recorded a liability to make lease payments and a right-of-use asset representing our right to use the underlying assets for the applicable lease terms in our condensed consolidated balance sheet. We used the modified retrospective method transition option.
We elected the "package of practical expedients", which permitted us not to reassess our prior conclusion about lease identification, lease classification and initial direct cost. We also elected the practical expedient to not separate lease and non-lease components for our real estate leases, and elected the short-term lease recognition exemption for our short-term leases, which allows us not to recognize lease liabilities and right-of-use assets on our condensed consolidated balance sheet for leases with an original term of twelve months or less.
The adoption of the standard had a material impact on our condensed consolidated balance sheet, did not have an impact on our condensed consolidated statement of comprehensive loss, and there was no cumulative-effect adjustment to the opening accumulated deficit in the period of adoption. See Note 3 for additional information.
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
Long-term incentive plans
We have established Long-Term Incentive Plans, or LTIPs. The LTIPs provide eligible employees with the opportunity to receive performance-based incentive compensation, which may be comprised of cash, stock options, and/or restricted stock units, or RSUs. The payment of cash and the grant and/or vesting of equity are contingent upon the achievement of pre-determined regulatory milestones. We record compensation expense over the estimated service period for each milestone subject to the achievement of the milestone being considered probable in accordance with the provisions of Accounting Standards Codification Topic 450, Contingencies. At each reporting date, we assess whether achievement of a milestone is considered probable and, if so, record compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures. We recognize compensation expense with respect to a milestone over the remaining estimated service period. As of March 31, 2020, the estimated unrecognized compensation expense related to all LTIPs was approximately $74 million.
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
Net product sales
We sell ADCETRIS through a limited number of specialty distributors in the U.S. and Canada. In the U.S., we and our collaboration partner Astellas Pharma, Inc. or Astellas jointly promote PADCEV. In the U.S., we record net sales of PADCEV and are responsible for all distribution through a limited number of specialty distributors. Customers order our products through these specialty distributors, and we typically ship product directly to the customer. The delivery of our products represents a single performance obligation for these transactions and we record product sales at the point in time when title and risk of loss pass, which generally occurs upon delivery of the product to the customer. The transaction price for product sales represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to-date. These estimates involve a substantial degree of judgment. We have applied a portfolio approach as a practical expedient for estimating net product sales.
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
Royalty revenues
Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties that relate predominantly to the license of intellectual property. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on annual net sales tiers. Takeda bears a portion of low single digit third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Amounts owed to our third-party licensors related to Takeda’s sales of ADCETRIS are recorded in cost of sales. These amounts are recognized in the period in which the related sales by Takeda occur. Royalty revenues also reflect amounts from Genentech, Inc., a member of the Roche Group, or Genentech, earned on net sales of Polivy under our ADC collaboration with Genentech.
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
Recent accounting pronouncements adopted
In June 2016, Financial Accounting Standards Board, or FASB, issued “ASU 2016-13, Financial Instruments: Credit Losses," as clarified in ASU 2019-04 and ASU 2019-05. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. We adopted this standard on January 1, 2020 using the modified retrospective transition method. The adoption of this ASU had no impact on our current or previously reported financial condition, results of operations, cash flows, and financial statement disclosures.
In August 2018, FASB issued “ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The objective of the standard is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard on January 1, 2020 on a prospective basis. The adoption of this ASU did not have a material impact on our financial condition, results of operations, cash flows, and financial statement disclosures. Capitalized implementation costs are included in prepaid expenses and other current assets or other non-current assets.
In November 2018, FASB issued “ASU 2018-18, Clarifying the Interaction between Topic 808 and Topic 606.” The objective of the standard is to clarify the interaction between ASC Topic 808--Collaborative Arrangements and ASC Topic 606--Revenue from Contracts with Customers. Currently, ASC Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election. Similarly, aspects of ASC Topic 606 have resulted in uncertainty in practice about the effect of the revenue standard on the accounting for collaborative arrangements. We adopted this standard on January 1, 2020 on a retrospective basis to contracts that were not completed. The adoption of this ASU did not change the way we previously accounted for any of our collaboration arrangements under ASC Topic 808, thus had no impact on our current or previously reported financial condition, results of operations, cash flows, and financial statement disclosures.
Recent accounting pronouncements not yet adopted
In December 2019, the FASB issued “ASU 2019-12, Simplifying the Accounting for Income Taxes.” The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740-- Income Taxes and clarifying existing guidance to facilitate consistent application. The standard will become effective for us beginning on January 1, 2021. We are currently evaluating the new standard to determine the potential impact on our financial condition, results of operations, cash flows, and financial statement disclosures.

2. Revenue from contracts with customers
Substantially all of our product revenues are recorded in the U.S. Royalty revenues primarily reflect royalties earned under the ADCETRIS collaboration with Takeda, and, to a lesser extent, amounts from Genentech earned on net sales of Polivy.

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Takeda	$10,315	$43,379
Other	5,325	1,199
Collaboration and license agreement revenues	$15,640	$44,578

We recognized collaboration and license agreement revenues of $0.0 million and $9.3 million during the three months ended March 31, 2020 and 2019, respectively, that were included in deferred revenue as of the beginning of the respective years. For the three months ended March 31, 2019, collaboration and license agreement revenues from Takeda also included substantially all of $30.0 million for two regulatory milestones achieved, which were related to additional approvals of ADCETRIS in frontline Hodgkin lymphoma received by Takeda.
We estimate an allowance for doubtful accounts based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. As of March 31, 2020, we recognized no year-to-date bad debt expense.

3. Operating leases
We have operating leases for our office and laboratory facilities with terms that expire from 2021 through 2029. Upon adoption of Topic 842 on January 1, 2019, we recognized $35.2 million of operating lease liabilities and $34.7 million of operating lease right-of-use assets for our existing leases on our condensed consolidated balance sheet. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of March 31, 2020.
Supplemental operating lease information was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Operating lease cost	$3,546	$3,186
Variable lease cost	902	678
Total lease cost	$4,448	$3,864
Cash paid for amounts included in measurement of lease liabilities	$3,336	$2,213

	As of March 31,
	2020	2019
Weighted average remaining lease term	6.9 years	7.3 years
Weighted average discount rate	5.4%	5.4%

Operating lease liabilities were recorded in the following captions of our condensed consolidated balance sheet as follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Accrued liabilities and other	$9,718	$9,445
Operating lease liabilities, long-term	65,147	67,607
Total	$74,865	$77,052

4. Net loss per share
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
For the three months ended March 31, 2020 and 2019, we excluded all restricted stock units and stock options from the per share calculations as such securities were anti-dilutive. The weighted average number of restricted stock units and stock options that were excluded totaled approximately 12,654,000 and 13,202,000 for the three months ended March 31, 2020 and 2019, respectively.

5. Common stock
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
The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2020
Short-term investments—U.S. Treasury securities	$549,971	$—	$—	$549,971
Long-term investments—U.S. Treasury securities	507	—	—	507
Other non-current assets—equity securities	104,054	—	—	104,054
Total	$654,532	$—	$—	$654,532
December 31, 2019
Short-term investments—U.S. Treasury securities	$536,493	$—	$—	$536,493
Long-term investments—U.S. Treasury securities	57,283	—	—	57,283
Other non-current assets—equity securities	163,936	—	—	163,936
Total	$757,712	$—	$—	$757,712

Our short- and long-term investments portfolio only contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and have a zero loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three months ended March 31, 2020, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of March 31, 2020.
As of March 31, 2020, our equity securities consisted of holdings in common stock of Immunomedics, Inc., acquired in connection with a strategic collaboration with the company in 2017. The collaboration agreement with Immunomedics was subsequently terminated in 2017.

Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2020
U.S. Treasury securities	$546,994	$3,484	$—	$550,478
Contractual maturities (at date of purchase):
Due in one year or less	$444,753			$446,898
Due in one to two years	102,241			103,580
Total	$546,994			$550,478
December 31, 2019
U.S. Treasury securities	$593,565	$236	$(25)	$593,776
Contractual maturities (at date of purchase):
Due in one year or less	$466,439			$466,547
Due in one to two years	127,126			127,229
Total	$593,565			$593,776

7. Investment and other income (loss), net
Investment and other income (loss), net consisted of the following:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Gain (loss) on equity securities	$(59,079)	$38,125
Investment and other income, net	3,032	2,183
Total investment and other income (loss), net	$(56,047)	$40,308

Gain (loss) on equity securities includes the realized and unrealized holding gains and losses on our equity securities. Our equity securities are described in more detail in Note 6.

8. Inventories
Inventories consisted of the following:

(dollars in thousands)	March 31, 2020	December 31, 2019
Raw materials	$76,175	$78,285
Finished goods	8,565	7,647
Total	$84,740	$85,932

We capitalize our commercial inventory costs. Inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales.

9. Legal matters
On March 8, 2018, three purported stockholders of Cascadian Therapeutics, Inc., or Cascadian, filed a Verified Complaint to Compel Inspection of Books and Records under 8 Del. C. §220 in the Delaware Court of Chancery against Cascadian, seeking to inspect books and records in order to determine whether wrongdoing or mismanagement has taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence and disinterestedness of the former Cascadian directors with respect to our acquisition of Cascadian. On February 5, 2020, the parties agreed to dismiss the action with prejudice.

We are engaged in a dispute with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo, regarding the ownership of certain technology used by Daiichi Sankyo in its metastatic breast cancer drug fam-trastuzumab deruxtecan-nxki, among other product candidates. We contend that the linker and other ADC technology used in these drug candidates are improvements to our ADC technology, the ownership of which we contend was assigned to us under the terms of a 2008 collaboration agreement between us and Daiichi Sankyo. On November 4, 2019, Daiichi Sankyo filed a declaratory judgment action in the United States District Court for the District of Delaware, alleging that we are not entitled to the intellectual property rights under dispute, in an attempt to have the case heard in federal court. On November 12, 2019, we submitted an arbitration demand to the American Arbitration Association seeking, among other remedies, a declaration that we are the owner of the intellectual property rights under dispute, monetary damages, and a running royalty. On March 25, 2020, a District of Delaware magistrate judge issued a stay of Daiichi Sankyo’s court action pending determination by the arbitrator of whether the suit should be heard in court or arbitration. On April 8, 2020, Daiichi Sankyo filed objections to the magistrate judge’s order, to which we have responded. Daiichi Sankyo's objections are still pending. On April 27, 2020 the arbitrator confirmed the dispute should be resolved in arbitration and that the arbitration process should progress. As a result of this dispute, we have incurred and will continue to incur litigation expenses.
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

10. Subsequent event
In April 2020, the U.S. Food and Drug Administration, or FDA, granted approval to TUKYSA™ (tucatinib) tablets in combination with trastuzumab and capecitabine for adult patients with advanced unresectable or metastatic HER2-positive breast cancer, including patients with brain metastases, who have received one or more prior anti-HER2-based regimens in the metastatic setting. TUKYSA represents our third marketed product in the U.S., and we hold worldwide development and commercialization rights to TUKYSA. An LTIP milestone was achieved related to FDA approval of TUKYSA based on data from the HER2CLIMB-01 clinical trial, which triggered vesting of previously granted RSUs and RSU grants to eligible participants.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including the following discussion of our financial condition and results of operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements except as required by law. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Part II Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Overview
Seattle Genetics is a biotechnology company that develops and commercializes therapies targeting cancer. We are commercializing ADCETRIS®, or brentuximab vedotin, for the treatment of certain CD30-expressing lymphomas, PADCEVTM, or enfortumab vedotin-ejfv, for the treatment of certain metastatic urothelial cancers, and TUKYSA™, or tucatinib, for treatment of certain metastatic HER2-positive breast cancers. We are also advancing a pipeline of novel therapies for solid tumors and blood-related cancers designed to address unmet medical needs and improve treatment outcomes for patients. Many of our programs, including ADCETRIS and PADCEV, are based on our antibody-drug conjugate, or ADC, technology that utilizes the targeting ability of monoclonal antibodies to deliver cell-killing agents directly to cancer cells.
ADCETRIS® (brentuximab vedotin)
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
Beyond our current labeled indications, we are evaluating ADCETRIS in several clinical trials. These include a potentially registration-enabling trial evaluating treatment with ADCETRIS in Hodgkin lymphoma and PTCL patients who are unfit for combination chemotherapy, and a potentially registration-enabling trial evaluating retreatment with ADCETRIS in Hodgkin and T-cell lymphoma patients who progress after a prior response, including in the frontline setting. In addition, we are evaluating ADCETRIS in combination with nivolumab for Hodgkin and non-Hodgkin lymphoma under a clinical collaboration with Bristol-Myers Squibb Company, or BMS. Nivolumab is a programmed death-1, or PD-1, immune checkpoint inhibitor. In April 2020, we and BMS agreed to co-fund an additional cohort in an ongoing trial that will evaluate the combination of ADCETRIS, nivolumab and chemotherapy as first-line therapy in stage I and II Hodgkin lymphoma.
PADCEV™ (enfortumab vedotin-ejfv)
Our second marketed product PADCEV was granted accelerated approval by the FDA in December 2019 for the treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received a PD-1 or PD-L1 inhibitor and a platinum-containing chemotherapy before (neoadjuvant) or after (adjuvant) surgery or in a locally advanced or metastatic setting. It is the first FDA approved treatment for these patients. PADCEV was approved under the FDA’s Accelerated Approval Program based on tumor response rate. Continued approval may be contingent upon verification and description of clinical benefit in a confirmatory trial. A global, randomized phase 3 clinical trial, called EV-301, which is a required confirmatory trial, is ongoing and is also intended to support global registrations. We completed enrollment in the trial in January 2020.

PADCEV is being co-developed and jointly commercialized with Astellas Pharma, Inc., or Astellas. In the U.S., we and Astellas are jointly promoting PADCEV. In the U.S., we record net sales of PADCEV and are responsible for all distribution activities. We and Astellas each bear the costs of our own sales organizations in the U.S., equally share certain other costs associated with commercializing PADCEV in the U.S., and equally share in any profits realized in the U.S.
FDA approval of PADCEV was supported by data from a single-arm pivotal phase 2 clinical trial called EV-201. The trial enrolled 125 patients with locally advanced or metastatic urothelial cancer who received prior treatment with a PD-1 or PD-L1 inhibitor and a platinum-based chemotherapy. We have completed enrollment in the EV-201 trial for the second cohort of patients who previously received a PD-1 or PD-L1 inhibitor, but who were not candidates for treatment with a platinum agent, which we believe could potentially serve as the basis for a second indication.
PADCEV is also being investigated in frontline metastatic urothelial cancer and earlier stages of bladder cancer. We and Astellas are conducting a phase 1b/2 clinical trial, called EV-103, that is a multi-cohort, open-label trial of PADCEV alone or in combination with the anti-PD-1 therapy pembrolizumab and/or chemotherapy. The trial is evaluating safety, tolerability and activity in locally advanced and first- and second-line metastatic urothelial cancer, and was recently expanded to include muscle invasive bladder cancer, or MIBC. In February 2020, updated results from the trial in patients with previously untreated locally advanced or metastatic urothelial cancer who were ineligible for treatment with cisplatin-based chemotherapy were presented at the 2020 Genitourinary Cancers Symposium. The results in 45 patients demonstrated a confirmed objective response rate, or ORR, of 73.3 percent with a median follow-up of 11.5 months. Median duration of response has not yet been reached and 55 percent of responses were ongoing at the time of analysis with 53.7 percent of responses lasting at least 12 months. The median progression-free survival was 12.3 months and the 12-month OS rate was 81.6 percent; median OS has not been reached. In the study, 58 percent of patients had a treatment-related adverse event greater than or equal to Grade 3: increase in lipase (18 percent), rash (13 percent), hyperglycemia (7 percent) and peripheral neuropathy (4 percent); these rates were similar to those observed with PADCEV monotherapy. Eighteen percent of patients had treatment-related immune-mediated adverse events of clinical interest greater than or equal to Grade 3 that required the use of systemic steroids.
In February 2020, the FDA granted Breakthrough Therapy designation for PADCEV in combination with pembrolizumab for the treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting. In April 2020, we announced that based on discussions with the FDA, data from the randomized cohort K in the phase 1b/2 EV-103 trial, along with other data from the EV-103 trial, could potentially support registration under accelerated approval regulations in the U.S. The primary outcome measures are objective response rate and duration of response.
In addition to the potential accelerated approval pathway based on the EV-103 trial, we are conducting a global, registrational phase 3 trial, called EV-302, in frontline metastatic urothelial cancer that is being conducted under a clinical collaboration agreement between us, Astellas and Merck. Under the terms of the agreement, we, Astellas and Merck are jointly funding EV-302 and the trial is being led by us. EV-302 is an open-label, randomized phase 3 clinical trial evaluating the combination of PADCEV and pembrolizumab with or without chemotherapy versus chemotherapy alone in patients with previously untreated locally advanced or metastatic urothelial cancer. The trial includes metastatic urothelial cancer patients who are either eligible or ineligible for cisplatin-based chemotherapy and is expected to enroll 1,095 patients. In April 2020, the first patient was dosed in the trial. The trial has dual primary endpoints of progression-free survival and overall survival and is intended to support global registrations and potentially serve as a confirmatory trial if accelerated approval is granted based on EV-103.
In April 2020, we entered into an agreement with Merck to evaluate PADCEV in MIBC. Merck plans to amend their ongoing phase 3 registrational trial in cisplatin-ineligible patients with MIBC to include an arm evaluating PADCEV in combination with pembrolizumab.
In January 2020, we and Astellas also initiated a phase 2 clinical trial, called EV-202, to evaluate PADCEV monotherapy in solid tumors that have high-levels of Nectin-4 expression, including non-small cell lung, head and neck, gastric/esophageal and breast cancers. In March 2020, the first patient was dosed in the trial.

TUKYSA™ (tucatinib)
In April 2020, TUKYSA received approval from the FDA in combination with trastuzumab and capecitabine for the treatment of adult patients with advanced unresectable or metastatic HER2-positive breast cancer, including patients with brain metastases, who have received one or more prior anti-HER2-based regimens in the metastatic setting. TUKYSA is an oral, small molecule tyrosine kinase inhibitor, or TKI, that is highly selective for HER2, a growth factor receptor overexpressed in many cancers. The FDA reviewed the application for approval under the Oncology Center of Excellence's, or OCE's, Real Time Oncology Review, or RTOR, pilot program. We are also participating in the Project Orbis initiative of the FDA OCE which provides a framework for concurrent submission and review of oncology products among international partners. Countries currently included in this initiative are Australia, Canada, Singapore, Switzerland and the U.S. In addition to the U.S., applications for approval were submitted to the other participating countries. In January 2020, we submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, and the submission was validated, which confirms it is sufficiently complete to begin the formal review process.
FDA approval of TUKYSA was supported by data from the HER2CLIMB-01 trial. HER2CLIMB-01 is a randomized trial evaluating TUKYSA in combination with trastuzumab and capecitabine versus trastuzumab and capecitabine alone in patients with HER2-positive unresectable locally advanced or metastatic breast cancer, including patients with brain metastases. Patients had to have previously received, either separately or in combination, trastuzumab, pertuzumab, and ado-trastuzumab emtansine, or T-DM1. In December 2019, positive results from the HER2CLIMB-01 trial were published in the New England Journal of Medicine and TUKYSA was granted Breakthrough Therapy designation by the FDA.
We are conducting a broad clinical development program of TUKYSA including ongoing and planned trials in earlier lines of breast cancer and in other HER2-positive cancers. In October 2019, we initiated a phase 3 randomized trial, called HER2CLIMB-02, evaluating TUKYSA versus placebo, each in combination with T-DM1 for patients with unresectable locally advanced or metastatic HER2-positive breast cancer, including those with brain metastases, who have had prior treatment with a taxane and trastuzumab.
We are also conducting a phase 2 trial, called MOUNTAINEER, evaluating TUKYSA in combination with trastuzumab in patients with HER2-positive, RAS wild-type metastatic colorectal cancer after treatment with first- and second-line standard-of-care therapies. Initial results from 23 patients were presented at the ESMO 2019 Congress that demonstrated encouraging antitumor activity. We have expanded enrollment in MOUNTAINEER to 110 patients to potentially support an application for accelerated approval in the U.S.
Other clinical product candidates
In collaboration with Genmab A/S, or Genmab, we are developing tisotumab vedotin, which is an ADC targeting tissue factor. We and Genmab are conducting a pivotal phase 2 trial, called innovaTV 204, evaluating single-agent tisotumab vedotin for patients with recurrent and/or metastatic cervical cancer who have relapsed or progressed after standard of care treatment. The trial is intended to support a potential regulatory submission under the FDA's accelerated approval pathway. In March 2019, we completed enrollment in the innovaTV 204 trial and we anticipate reporting topline data from the trial late in the second or into the third quarter of 2020. We are also conducting a phase 2 clinical trial called innovaTV 207 for patients with relapsed, locally advanced or metastatic solid tumors and a phase 2 clinical trial called innovaTV 208 for patients with platinum-resistant ovarian cancer. In addition, we are conducting a phase 2 trial of tisotumab vedotin in combination with certain other anti-cancer agents in earlier lines of recurrent or advanced cervical cancer.
Our earlier-stage pipeline includes ladiratuzumab vedotin, an ADC targeting LIV-1, which is currently being evaluated in phase 1 and phase 2 clinical trials both as monotherapy and in combination with other agents for patients with metastatic breast cancer and select solid tumors with high LIV-1 expression. In addition, we are advancing multiple preclinical and research-stage programs that employ our proprietary technologies. We advanced several product candidates into clinical development in 2019 and we plan to submit several investigational new drug applications, or INDs, to the FDA in 2020.

Antibody-Drug Conjugate technology license agreements
We have active license agreements for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; and Progenics Pharmaceuticals Inc, as well as collaboration agreements with Astellas and Genmab. Genentech and GSK have ADCs using our technology in late-stage clinical trials. In June 2019, Genentech received accelerated approval from the FDA and, in January 2020, received conditional marketing authorization from the European Commission for Polivy® (polatuzumab vedotin-piic), an ADC that uses our technology, to treat patients with relapsed or refractory diffuse large B-cell lymphoma. Under our ADC license agreement with Genentech, the accelerated approval of Polivy triggered a milestone payment to us and we also receive royalties on net sales of Polivy worldwide. In January 2020, the FDA granted priority review for GSK's Biologics License Application, or BLA, and in February 2020 the EMA validated GSK's MAA for belantamab mafodotin, an additional ADC that uses our technology, for the treatment of patients with relapsed or refractory multiple myeloma, whose prior therapy included an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 antibody. Additionally, GSK initiated a phase 3 clinical trial of belantamab mafodotin in the fourth quarter of 2019.
COVID-19
We are continuing to closely monitor the impact of the COVID-19 global pandemic on our business and are taking proactive efforts designed to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important medicines to patients as rapidly as possible.
We have implemented measures designed to protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. We are continuing our essential research and laboratory activities on site, and we are taking a number of additional precautionary measures to protect employees on site. In the conduct of our business activities, we are also taking actions designed to protect the safety of patients and healthcare professionals. Among other actions, our field-based personnel have paused in-person customer interactions in healthcare settings and are using electronic communications to support healthcare professionals and patients. We believe that the measures we are implementing are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor and comply with guidance from governmental authorities and adjust our activities as appropriate.
Outlook
While ADCETRIS product sales have grown over time, and our future plans assume that sales of ADCETRIS will increase, we expect lower sales growth for ADCETRIS in 2020 as compared to growth in 2019. We expect that our ability to continue to grow our ADCETRIS sales, if at all, will depend primarily on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in its approved indications, including in the frontline Hodgkin lymphoma indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS. Other important factors affecting ADCETRIS sales include the extent to which Takeda obtains further regulatory approvals of ADCETRIS in its territories, the incidence flow of patients eligible for treatment in ADCETRIS’ approved indications, the extent to which coverage and adequate levels of reimbursement for ADCETRIS are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for ADCETRIS, increasing competition from competing therapies including pembrolizumab in multiple indications, including in the relapsed or refractory classical Hodgkin lymphoma indication, negative impacts resulting from the COVID-19 pandemic and the potential future approval of ADCETRIS in any additional indications. For these reasons, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. In addition, as a result of these and other factors, our future ADCETRIS product sales can be difficult to accurately predict from period to period.

Our ability to realize the anticipated benefits from our investment in PADCEV is subject to a number of risks and uncertainties, including our and Astellas’ ability to successfully jointly launch, market and commercialize PADCEV in the U.S. in its approved indication, the extent to which we and Astellas are able to obtain regulatory approvals of PADCEV in additional indications, including in the frontline metastatic urothelial cancer setting, and in territories outside the U.S., our ability and Astellas’ ability to successfully comply with rigorous post-marketing requirements, including the successful completion of the required confirmatory post-marketing study that we and Astellas are subject to as a result of an accelerated approval by the FDA, the acceptance of PADCEV by the medical community and patients, the extent to which physicians make prescribing decisions with respect to PADCEV, the incidence flow of patients eligible for treatment in PADCEV’s approved indication, the duration of therapy for patients receiving PADCEV, the extent to which coverage and adequate levels of reimbursement for PADCEV are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for PADCEV, potential competition from competing therapies, the impact of conducting launch activities virtually during the COVID-19 pandemic and other negative impacts resulting from the COVID-19 pandemic. In addition, due to the lack of significant historical sales data and these factors, PADCEV sales are currently difficult to predict from period to period.
Our ability to realize the anticipated benefits of our investment in TUKYSA is subject to a number of risks and uncertainties, including our ability to successfully launch, market and commercialize TUKYSA in the U.S. in its approved indication, the extent to which we are able to obtain regulatory and other required governmental and pricing approvals of TUKYSA in additional territories, including Europe and the countries participating in the FDA Oncology Center of Excellence's, or OCE's, Project Orbis initiative, other than the U.S., the extent to which we are able to obtain regulatory approvals of TUKYSA in additional indications, including earlier lines of breast cancer and other HER2-positive cancers, the acceptance of TUKYSA by the medical community and patients, competition from other therapies, our ability to accurately predict and supply product demand, the extent to which coverage and reimbursement will be available from governments and other third-party payors, our capacity to effectively commercialize a product outside of the U.S., the impact of conducting launch activities virtually during the COVID-19 pandemic and other negative impacts resulting from the COVID-19 pandemic. In addition, due to the lack of any historical sales data and these factors, TUKYSA sales will be difficult to predict from period to period.
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

We are closely evaluating the impact of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products. Our field-based personnel have paused in-person customer interactions in healthcare settings and are instead using electronic communication, such as emails, phone calls and video conferences. Many health care professionals that we normally call on are working a greater proportion of their working schedule from home and are facing additional demands on their time during the COVID-19 pandemic. We are experiencing increased competition for virtual appointments with health care professionals. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators across all of our products, as well as physician awareness of our products. In particular, our ability to effectively launch TUKYSA and to continue to launch PADCEV may be limited by the need to conduct these activities virtually. We have not launched a product using this approach in the past and cannot predict the effects that this approach will have on demand for TUKYSA or PADCEV in the short or long term. However, we expect that the need to conduct these activities virtually will negatively impact our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. Additionally, as customers and governmental authorities relax their guidance on social distancing, we face additional challenges that will limit our ability to fully resume in-person interactions, including the potential for additional outbreaks, limited access to personal protective equipment, the need to navigate varying restrictions for entering healthcare facilities and employee childcare obligations during school closures. In addition, COVID-19 related restrictions could also present product distribution challenges as we activate new distribution channels for TUKYSA for the first time. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety. It is also possible that COVID-19 may negatively affect our product sales due to patient challenges in accessing healthcare settings, significant increases in unemployment and the resulting loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs or inability for government agencies to process additional applications, all of which could potentially affect diagnosis rates, side effect management, and course of treatment and increase enrollment in our patient support programs. The long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. The extent to which the COVID-19 pandemic impacts our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease.
Because of the above and other factors, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary
For the three months ended March 31, 2020, our total revenues increased to $234.5 million, compared to $195.2 million for the same period in 2019. This growth was driven by the U.S. launch of PADCEV beginning in late December 2019, higher ADCETRIS net product sales, and higher royalty revenues, offset in part by lower collaboration and license agreement revenues.
For the three months ended March 31, 2020, total costs and expenses increased to $346.9 million, compared to $248.8 million for the same period in 2019. This reflected higher sales, general and administrative cost related to staffing, to support our commercialized products, as well as higher research and development expenses from continued investment in our early- and late-stage pipeline. For the three months ended March 31, 2020, net loss was unfavorably impacted by a loss of $59.1 million from the change in the fair value of our equity securities. For the three months ended March 31, 2019, net loss was favorably impacted by a gain of $38.1 million from the change in the fair value of our equity securities.
As of March 31, 2020, we had $799.6 million in cash, cash equivalents and investments and $1.8 billion in total stockholders’ equity.

Results of operations
Net product sales
We sell ADCETRIS in the U.S. and Canada, and sell PADCEV in the U.S.

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
ADCETRIS	$164,053	$135,001	22%
PADCEV	34,461	—	N/A
Net product sales	$198,514	$135,001	47%
N/A: No amount in comparable period or not a meaningful comparison.
ADCETRIS net product sales increased for the three months ended March 31, 2020 from the comparable period in 2019, primarily due to higher sales volumes during 2020 and, to a lesser extent, from the effect of price increases. Higher ADCETRIS sales volume was primarily driven by continued growth in the previously untreated Hodgkin lymphoma and PTCL indications, as well as its other approved indications. PADCEV was approved for patients with locally advanced or metastatic urothelial cancer and was launched in late December 2019. We began commercializing TUKYSA following FDA approval in April 2020.
While we expect growth in net product sales in 2020 from 2019, primarily driven by the recent launches of PADCEV and TUKYSA, as well as continued growth in ADCETRIS net product sales, we also expect lower net product sales growth for ADCETRIS in 2020 as compared to growth in 2019.
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2019	$38,116	$7,538	$45,654
Provision related to current period sales	73,005	5,414	78,419
Adjustment for prior period sales	340	—	340
Payments/credits for current period sales	(52,489)	(1,844)	(54,333)
Payments/credits for prior period sales	(21,517)	(1,850)	(23,367)
Balance as of March 31, 2020	$37,455	$9,258	$46,713
Government-mandated rebates and chargebacks are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the three months ended March 31, 2020 as a result of price increases for ADCETRIS that we instituted that exceeded the rate of inflation. The most significant portion of our gross-to-net accrual balances as of March 31, 2020 and 2019 was for Medicaid rebates. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2020 as compared to 2019, driven by anticipated growth in our gross product sales.

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

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
Royalty revenues	$20,360	$15,620	30%
Royalty revenues increased for the three months ended March 31, 2020 from the comparable period in 2019, primarily due to growth in Takeda net sales of ADCETRIS in its territories, as well as Roche net sales of Polivy, which began in the second quarter of 2019.

We expect that royalty revenues will decrease in 2020 as compared to 2019, primarily due to the impact of the $40.0 million sales-based milestone earned in 2019, partially offset by higher anticipated royalties for ADCETRIS and Polivy.
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
Collaboration and license agreement revenues by collaborator were as follows:

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
Takeda	$10,315	$43,379	(76)%
Other	5,325	1,199	344%
Total collaboration and license agreement revenues	$15,640	$44,578	(65)%
Collaboration revenues from Takeda fluctuate based on changes in reimbursement funding under the ADCETRIS collaboration, which are impacted by the activities each party is performing under the collaboration agreement at a given time. Additionally, we receive reimbursement for the cost of drug product supplied to Takeda for its use, the timing of which fluctuates based on Takeda’s product supply needs. Collaboration revenues from Takeda can also fluctuate based on the achievement of milestones by Takeda. Collaboration revenues from Takeda for the three months ended March 31, 2020 decreased compared to the comparable period in 2019, primarily as a result of regulatory milestones achieved by Takeda in 2019 totaling $30.0 million, the completion of the Takeda performance period in November 2019, offset in part by an increase in drug product supplied to Takeda.
Other collaboration revenues increased for the three months ended March 31, 2020 as compared to the comparable period in 2019 primarily due to recognition of a regulatory milestone achieved by Genentech in the 2020 period.
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

Collaboration agreements
Takeda ADCETRIS collaboration
We have an agreement with Takeda for the global co-development of ADCETRIS and the commercialization of ADCETRIS by Takeda in its territory. We have commercial rights for ADCETRIS in the U.S. and its territories and in Canada. Takeda has commercial rights in the rest of the world. Under the collaboration, we and Takeda can each conduct development activities and equally co-fund the cost of certain mutually agreed development activities. We recognize payments from Takeda, including progress-dependent development and regulatory milestone payments, reimbursement for drug supplied, and net development cost reimbursement payments, as collaboration and license agreement revenues upon transfer of control of the goods or services over the development period. When the performance of development activities under the collaboration results in us making a reimbursement payment to Takeda, that payment reduces collaboration and license agreement revenues. We also recognize royalty revenues based on a percentage of Takeda's net sales of ADCETRIS in its territories, ranging from the mid-teens to the mid-twenties based on annual net sales tiers, as well as sales-based milestones. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS, which is included in royalty revenues. Costs associated with co-development activities are included in research and development expense.

As of March 31, 2020, we had achieved milestone payments totaling $157.5 million related to regulatory and commercial progress by Takeda. As of March 31, 2020, total future potential milestone payments to us under this collaboration could total $77.0 million. Of that amount, up to approximately $7.0 million relates to the achievement of development milestones, up to $70.0 million relates to the achievement of regulatory milestones. In addition, we recognize royalty revenues, where royalties are based on a percentage of Takeda's net sales of ADCETRIS in its licensed territories, with percentages ranging from the mid-teens to the mid-twenties based on annual net sales tiers, and sales-based milestones. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS, which is included in royalty revenues.
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

Astellas or its affiliates are responsible for manufacturing PADCEV for development and commercial use. However, we are responsible for packaging and labeling in countries in which we sell PADCEV. In addition, if the parties determine that a second source is required, we will be responsible for establishing such second source whether internally or through a third party.
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

Cost of sales
Cost of sales includes manufacturing and distribution costs of product sold, gross profit share with Astellas pursuant to our collaboration, amortization of technology license costs, royalties owed on certain net product sales, as well as royalties owed to our third-party licensors related to Takeda's sales of ADCETRIS.

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
Cost of sales	$29,421	$10,300	186%
Cost of sales increased for the three months ended March 31, 2020 from the comparable period in 2019 primarily due to the $16.4 million gross profit share with Astellas driven by PADCEV net product sales in the current period, as well as higher ADCETRIS sales volumes. We and Astellas launched PADCEV in the U.S. in December 2019.
We expect cost of sales to increase in 2020 as compared to 2019 as a result of the expansion of our commercial-stage drugs. This includes cost of product sales for PADCEV and the gross profit share with Astellas under our collaboration. Growth will also be driven by the cost of product sales for TUKYSA and the amortization of acquired in-process research and development costs, which commenced in April 2020 following the approval and launch of TUKYSA in the US. The increase in cost of sales will also reflect expected growth in ADCETRIS net product sales. Product costs of sales includes a low-single digit royalty on ADCETRIS sales, a mid-single digit royalty on PADCEV sales, and a low double-digit royalty on TUKYSA sales related to licensed technology applicable to the drug. Cost of sales for PADCEV and TUKYSA in 2020 will be partially reduced by the use of product inventory that was manufactured prior to FDA approval, and previously charged to research and development expense.

Research and development

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
Research and clinical development	$133,229	$106,937	25%
Process sciences and manufacturing	61,970	51,328	21%
Total research and development	$195,199	$158,265	23%
Certain prior year balances have been reclassified within research and development expenses to conform to current year presentation.
Research and clinical development expenses include personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase for the three months ended March 31, 2020 from the comparable periods in 2019 primarily reflected increases in employee-related costs and external development costs mainly to support our early- and late-stage pipeline of product candidates.
Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase for the three months ended March 31, 2020 from the comparable periods in 2019 primarily reflected increases in employee-related costs and external development costs primarily to support our early- and late-stage pipeline of product candidates, as well as higher costs for drug product supplied to Takeda.
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

	Three months ended March 31,		Five years ended
(dollars in thousands)	2020	2019	March 31, 2020
ADCETRIS (brentuximab vedotin)	$11,201	$6,981	$287,090
TUKYSA (tucatinib)	22,526	20,413	147,542
PADCEV (enfortumab vedotin-ejfv)	11,001	6,451	100,845
Tisotumab vedotin	5,831	7,580	64,529
Ladiratuzumab vedotin	4,421	5,559	77,245
Other clinical stage programs	4,490	7,337	262,804
Total third-party costs for clinical stage programs	59,470	54,321	940,055
Other costs and overhead	135,729	103,944	1,606,969
Total research and development	$195,199	$158,265	$2,547,024
Third-party costs for ADCETRIS increased for the three months ended March 31, 2020 from the comparable period in 2019, primarily due to higher costs for drug product supplied to Takeda, offset in part by a reduction in clinical trial activities. The cost of drug product supplied to Takeda is charged to research and development expense. We are reimbursed for the drug product, which is included in collaboration and license agreement revenues.
Third-party costs for TUKYSA increased for the three months ended March 31, 2020, as compared to the comparable periods in 2019, primarily due to higher clinical trial and manufacturing expenses.
Third-party costs for PADCEV increased for the three months ended March 31, 2020, as compared to the comparable periods in 2019, due to higher clinical trial expenses and manufacturing expenses.
Third-party costs for tisotumab vedotin decreased for the three months ended March 31, 2020, as compared to the comparable periods in 2019, due to lower manufacturing expenses.
Third-party costs for ladiratuzumab vedotin decreased for the three months ended March 31, 2020, as compared to the comparable periods in 2019, primarily due to lower research and clinical development expenses.
Other costs and overhead include third-party costs of our preclinical programs and costs associated with personnel and facilities. These costs increased for the three months ended March 31, 2020 from the comparable periods in 2019, due primarily to higher employee-related expenses from headcount growth.
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
The risks and uncertainties associated with our research and development projects are discussed more fully in “Part II Item 1A—Risk Factors.” As a result of these risk and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates, or when and to what extent we will receive cash inflows from the commercialization and sale of our products in any additional approved indications or of any of our product candidates.

Selling, general and administrative

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
Selling, general and administrative	$122,249	$80,271	52%

Selling, general and administrative expenses increased for the three months ended March 31, 2020 from the comparable periods in 2019 primarily due increased field sales personnel for our recently commercialized products, and higher infrastructure costs to support our continued growth.
We anticipate that selling, general and administrative expenses will increase in 2020 as compared to 2019 as we support the launches of PADCEV and TUKYSA, and invest in infrastructure to support our continued growth.

Investment and other income (loss), net

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
Gain (loss) on equity securities	$(59,079)	$38,125	(255)%
Investment and other income, net	3,032	2,183	39%
Total investment and other income (loss), net	$(56,047)	$40,308	(239)%
Investment and other income (loss), net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities (which primarily include common stock holdings in Immunomedics), realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
The loss on equity securities in three months ended March 31, 2020 was driven by a $59.1 million decline in the fair value of our equity securities. In April 2020, we sold our Immunomedics common stock holdings for $174.7 million, and, accordingly, will recognize the associated realized gain in our condensed consolidated statements of comprehensive loss for the three months ended June 30, 2020.
Investment income reflects amounts earned on our investments in U.S. Treasury securities. Investment income increased for the three months ended March 31, 2020 compared to the comparable period in 2019 due to a higher effective yield of our portfolio and higher investment balances as a result of the net proceeds from our July 2019 equity offering.

Liquidity and capital resources

(in thousands)	March 31, 2020	December 31, 2019
Cash, cash equivalents, and investments	$799,594	$868,338
Working capital	903,228	917,284
Stockholders’ equity	1,765,618	1,876,287

	Three months ended March 31,
(in thousands)	2020	2019
Cash provided (used) by:
Operating activities	$(69,059)	$(57,227)
Investing activities	21,818	36,485
Financing activities	21,786	26,826
The change in net cash from operating activities was primarily due to the change in our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable. The change in net cash from investing activities reflected differences between the proceeds received from sale and maturity of our investments, proceeds from sales of securities, and amounts reinvested. The change in net cash from financing activities was driven by differences in proceeds from stock option exercises and our employee stock purchase plan.
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

Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of March 31, 2020, we had $799.1 million held in cash, cash equivalents and investments scheduled to mature within the next twelve months.
At our currently planned spending rates, we believe that our existing financial resources together with product sales, royalty revenues from Takeda's sales of ADCETRIS, and the milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months.
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, and support our development, commercialization, and planned global expansion, which may require us to raise additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. We may seek additional capital through some or all of the following methods: corporate collaborations, licensing arrangements, and public or private debt or equity financings. In this regard, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.
Commitments
Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2019. Our future minimum contractual commitments have not changed materially from the amounts previously reported.
Critical accounting policies
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the three months ended March 31, 2020 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
Recent accounting pronouncements
Refer to “Part I Item 1 Note 1–-Summary of significant accounting policies” for a discussion on recent accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to “Note 9. Legal matters” of the Notes to Condensed Consolidated Financial Statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q.
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
Our three marketed products are ADCETRIS®, or brentuximab vedotin, PADCEVTM, or enfortumab vedotin‑ejfv, which received accelerated approval from the U.S. Food and Drug Administration, or FDA, in December 2019, and TUKYSATM, or tucatinib, which received approval from the FDA in April 2020. Our ability to generate revenue from product sales and our prospects for profitability are substantially dependent on our and our collaborators’ ability to effectively commercialize ADCETRIS, PADCEV and TUKYSA and expand their utilization. We may not be able to fully realize the commercial potential of our products, or commercial sales of our products may be lower than our projections, for a number of reasons, including:

•	we and our collaborators may be unable to effectively commercialize our products, including in any new markets or in any new indications for which we receive marketing approval;

•
we may not be able to establish or demonstrate in the medical community the safety, efficacy or value of our products and their potential advantages compared to existing and future therapeutics in their approved indications, including, with respect to ADCETRIS, in the newly diagnosed, previously untreated Stage III and IV classical Hodgkin lymphoma indication, for which the FDA approved ADCETRIS in combination with chemotherapy in March 2018 based on the results of the ECHELON-1 trial, or the frontline Hodgkin lymphoma indication;

•
we and our collaborators may not be able to obtain and maintain regulatory and other required governmental approvals to market our products for their currently approved indications or for any additional indications in our or our collaborators' respective territories, including any approvals for ADCETRIS in the ECHELON-2 treatment setting outside the U.S. and Canada or for PADCEV or TUKYSA outside the U.S., which would limit the sales and commercial potential of the applicable product;

•
new competitive therapies in ADCETRIS' approved indications, including immuno-oncology agents such as PD-1 inhibitors (e.g., pembrolizumab and nivolumab) and other novel agents (e.g., mogamulizumab), in PADCEV's approved indication, including antibody drug conjugates (e.g., sacituzumab govitecan) and other targeted agents (e.g., erdafitinib for patients with select fibroblast growth factor receptor, or FGFR, genetic alterations), and in TUKYSA's approved indication, including HER2-targeting agents (e.g., fam-trastuzumab deruxtecan and neratinib), have been approved by regulatory authorities or may be submitted in the near term to regulatory authorities for approval, and these competitive products could negatively impact commercial sales of ADCETRIS, PADCEV or TUKYSA, respectively;

•
there may be changes to the labels for our products, including the boxed warning in the ADCETRIS label, that further restrict how we market and sell our products, including as a result of data collected from any of the clinical trials that we and our collaborators are conducting or may in the future conduct for our products, including the post-approval confirmatory studies that our collaborator, Takeda Pharmaceutical Company Limited, or Takeda, is required to conduct as a condition to the conditional marketing authorization of ADCETRIS granted by the European Commission, or the EC, and the confirmatory post-marketing study that we and our collaborator, Astellas Pharma, Inc., or Astellas, are required to conduct as a condition to the accelerated approval of PADCEV by the FDA, or as a result of investigator-sponsored studies;

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

•
the negative impacts to our commercialization efforts, and those of our collaborators, resulting from the risks and evolving effects of the ongoing COVID-19 pandemic may increase or become more severe;

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
We have an agreement with Takeda to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Takeda has commercial rights in the rest of the world. We also have agreements with Astellas to develop and commercialize PADCEV, under which we and Astellas jointly promote PADCEV in the U.S., we have commercialization rights in the other countries in North and South America, and Astellas has commercialization rights in the rest of the world. The success of these collaborations and the activities of our collaborators will significantly impact the development and commercialization of our products. We cannot control the amount and timing of resources that our collaborators dedicate to the development and commercialization of ADCETRIS or PADCEV, or to their marketing and distribution. Our ability to generate royalty revenues from ADCETRIS product sales by Takeda depends on Takeda’s ability to obtain regulatory approvals for ADCETRIS in Takeda's territory, and to achieve market acceptance of, and to otherwise effectively market, ADCETRIS for its approved indications in Takeda’s territory. Our ability to generate revenues from PADCEV product sales in the U.S. and in Astellas' territories depends on our and Astellas' ability to effectively jointly commercialize PADCEV in the U.S, and on Astellas' ability to obtain regulatory approvals for, achieve market acceptance of, and otherwise effectively market, PADCEV in Astellas' territories. Moreover, foreign sales could be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions or barriers and changes in tariffs, including as a result of the United Kingdom’s separation from the European Union, commonly referred to as Brexit, escalating global trade and political tensions, the COVID-19 pandemic or otherwise.

We are closely evaluating the impact of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products. Our field-based personnel have paused in-person customer interactions in healthcare settings and are instead using electronic communication, such as emails, phone calls and video conferences. Many healthcare professionals that we normally call on are working a greater proportion of their working schedule from home and are facing additional demands on their time during the COVID-19 pandemic. We are experiencing increased competition for virtual appointments with healthcare professionals. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators across all of our products, as well as physician awareness of our products. In particular, our ability to effectively launch TUKYSA and to continue to launch PADCEV may be limited by the need to conduct these activities virtually. We have not launched a product using this approach in the past and cannot predict the effects that this approach will have on demand for TUKYSA or PADCEV in the short or long term. However, we expect that the need to conduct these activities virtually will negatively impact our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. Additionally, as customers and governmental authorities relax their guidance on social distancing, we face additional challenges that will limit our ability to fully resume in-person interactions, including the potential for additional outbreaks, limited access to personal protective equipment, the need to navigate varying restrictions for entering healthcare facilities and employee childcare obligations during school closures. In addition, COVID-19 related restrictions could also present product distribution challenges as we activate new distribution channels for TUKYSA for the first time. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety. It is also possible that COVID-19 may negatively affect our product sales due to patient challenges in accessing healthcare settings, significant increases in unemployment and the resulting loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs or inability for government agencies to process additional applications, all of which could potentially affect diagnosis rates, side effect management, and course of treatment and increase enrollment in our patient support programs. The long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. The extent to which the COVID-19 pandemic impacts our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease.
In addition, while ADCETRIS product sales have grown over time, and our future plans assume that sales of ADCETRIS will increase, we expect lower sales growth for ADCETRIS in 2020 as compared to growth in 2019. We expect that our ability to continue to grow our ADCETRIS sales, if at all, will depend primarily on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in its approved indications, including in the frontline Hodgkin lymphoma indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS. Other important factors affecting ADCETRIS sales include the extent to which Takeda obtains further regulatory approvals of ADCETRIS in its territories, the incidence flow of patients eligible for treatment in ADCETRIS’ approved indications, the extent to which coverage and adequate levels of reimbursement for ADCETRIS are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for ADCETRIS, increasing competition from competing therapies including pembrolizumab in multiple indications, including in the relapsed or refractory classical Hodgkin lymphoma indication, negative impacts resulting from the COVID-19 pandemic and the potential future approval of ADCETRIS in any additional indications. For these reasons, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. In addition, as a result of these and other factors, our future ADCETRIS product sales can be difficult to accurately predict from period to period.

Our ability to realize the anticipated benefits from our investment in PADCEV is subject to a number of risks and uncertainties, including our and Astellas’ ability to successfully jointly launch, market and commercialize PADCEV in the U.S. in its approved indication, the extent to which we and Astellas are able to obtain regulatory approvals of PADCEV in additional indications, including in the frontline metastatic urothelial cancer setting, and in territories outside the U.S., our ability and Astellas’ ability to successfully comply with rigorous post-marketing requirements, including the successful completion of the required confirmatory post-marketing study that we and Astellas are subject to as a result of an accelerated approval by the FDA, the acceptance of PADCEV by the medical community and patients, the extent to which physicians make prescribing decisions with respect to PADCEV, the incidence flow of patients eligible for treatment in PADCEV’s approved indication, the duration of therapy for patients receiving PADCEV, the extent to which coverage and adequate levels of reimbursement for PADCEV are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for PADCEV, potential competition from competing therapies, the impact of conducting launch activities virtually during the COVID-19 pandemic and other negative impacts resulting from the COVID-19 pandemic. In addition, due to the lack of significant historical sales data and these factors, PADCEV sales are currently difficult to predict from period to period.
Our ability to realize the anticipated benefits of our investment in TUKYSA is subject to a number of risks and uncertainties, including our ability to successfully launch, market and commercialize TUKYSA in the U.S. in its approved indication, the extent to which we are able to obtain regulatory and other required governmental and pricing approvals of TUKYSA in additional territories, including Europe and the countries participating in the FDA Oncology Center of Excellence's, or OCE's, Project Orbis initiative, other than the U.S., the extent to which we are able to obtain regulatory approvals of TUKYSA in additional indications, including earlier lines of breast cancer and other HER2-positive cancers, the acceptance of TUKYSA by the medical community and patients, competition from other therapies, our ability to accurately predict and supply product demand, the extent to which coverage and reimbursement will be available from governments and other third-party payors, our capacity to effectively commercialize a product outside of the U.S., the impact of conducting launch activities virtually during the COVID-19 pandemic and other negative impacts resulting from the COVID-19 pandemic. In addition, due to the lack of any historical sales data and these factors, TUKYSA sales will be difficult to predict from period to period.
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

We have made and are continuing to make significant investments in a number of product candidates, including tisotumab vedotin, and in seeking additional regulatory approvals for ADCETRIS, PADCEV and TUKYSA. However, obtaining marketing approval is a lengthy, expensive and uncertain process, approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. As an organization, we do not have any prior experience applying for regulatory approval or pricing approval in jurisdictions outside the U.S. and Canada. Further, the FDA and other regulatory agencies have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for our products and product candidates, including any regulatory approvals for ADCETRIS, PADCEV or TUKYSA in additional indications or in additional territories. In this regard, even if we believe the data collected from preclinical studies or clinical trials of our products and product candidates are promising, the FDA or any foreign regulatory authority or their respective advisors may disagree with our interpretations of this data. For example, we reported positive results from the pivotal clinical trial comparing TUKYSA added to trastuzumab and capecitabine versus trastuzumab and capecitabine alone in patients with locally advanced or metastatic HER2-positive breast cancer who were previously treated with trastuzumab, pertuzumab and ado-trastuzumab emtansine, or T-DM1, which we refer to as the HER2CLIMB-01 trial. However, regulatory agencies outside the U.S. may disagree with our interpretation of the data from the HER2CLIMB-01 trial and may otherwise determine not to accept for filing or approve the applications we submitted for TUKYSA, including our submissions to countries participating in the FDA OCE's Project Orbis initiative, other than the U.S., and the Marketing Authorization Application, or MAA, we submitted to the European Medicines Agency, or EMA, in January 2020, in a timely manner or at all. In addition, although the FDA granted Breakthrough Therapy designation to PADCEV in combination with pembrolizumab, for treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting, this Breakthrough Therapy designation does not increase the likelihood that PADCEV will receive marketing approval in this indication or will otherwise receive any additional marketing approvals. Likewise, we may fail to generate data sufficient to support a marketing approval for tisotumab vedotin in the U.S. or in any other jurisdictions based on the innovaTV 204 trial. We also cannot assure you that any of our product candidates will receive any marketing approvals. In fact, it is possible that none of our product candidates will ever become commercial products. As a result, we may not realize the anticipated benefits of our investments in our product candidates. In addition, failure to obtain regulatory approval of TUKYSA in Europe may negatively impact our plans to build a commercial infrastructure in Europe.
Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our products in any additional indications or territories, or of any future approved product. Regulatory agencies also may approve a product for fewer or narrower indications than requested, or with a label that includes only subtypes of a particular indication rather than a more general disease classification. In addition, our products and product candidates could take a significantly longer time to gain new or initial regulatory approvals than we expect or may never gain new or initial regulatory approvals, which could delay or eliminate any potential product revenue from sales of our product candidates or of our products in any additional indications or territories and significantly delay or prevent us from achieving profitability. In this regard, part of our growth strategy is to continue to explore the use of ADCETRIS in different CD30-expressing lymphomas, to seek approval for PADCEV in our territories outside the U.S., to continue to seek approval for TUKYSA outside the U.S. and to continue to explore the use of PADCEV and TUKYSA in additional indications. However, we and/or our collaborators may be unable to obtain any regulatory approvals for the commercial sale of any of our products in any additional indications or territories in a timely manner or at all. For example, as part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. However, the FDA does not always meet its PDUFA target action dates, and if the FDA were to fail to meet its PDUFA target action date in the future for any of our future regulatory applications, the commercialization of the affected product candidate, or of the affected product in any additional indications, could be delayed or impaired. In addition, while regulatory authorities have not to date notified us of any delays in their review of our regulatory applications and we have not yet experienced any obvious delays as a result of the COVID-19 pandemic, it is possible that we could experience delays in the timing of regulatory review and/or our interactions with regulatory authorities due to reduced working hours of governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay any approval decisions with respect to our regulatory applications for TUKYSA outside of the U.S., or our progress in advancing our development efforts with respect to other products and product candidates. Our interactions with regulatory authorities in other jurisdictions and across multiple products and product candidates continue but we cannot rule out the possibility of negative impacts on such interactions in the future as the effects of the pandemic continue to evolve.

Even if approved for commercial sale, our ability to realize the anticipated benefits from our investments in our product candidates and our efforts to expand the labeled indications of use and territories for our current products is subject to a number of risks and uncertainties, including our and our collaborators’ ability to successfully launch, market and commercialize our products, our reliance, in the case of PADCEV and tisotumab vedotin, on Astellas and Genmab A/S, or Genmab, respectively, to effectively jointly launch and commercialize PADCEV and any potential future approved tisotumab vedotin product with us, our and our collaborators’ ability to successfully comply with rigorous post-marketing requirements, including the successful completion of the required confirmatory trial, EV-301, that we and Astellas are required to complete as a result of the accelerated approval of PADCEV by the FDA, the acceptance of our approved products by the medical community and patients, and the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. For example, although PADCEV was launched in the U.S. in December 2019 and although TUKYSA was launched in the U.S. in April 2020, the launch and commercialization of these products are at an early stage and may not be successful. In addition, the impacts of the COVID-19 pandemic, including restrictions on in-person interactions with healthcare providers, could limit our ability to effectively launch TUKYSA and to continue to launch PADCEV and will likely negatively impact our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. If we are unable to successfully continue to launch and commercialize PADCEV jointly with Astellas in the U.S., or if we are unable to successfully launch and commercialize TUKYSA in the U.S., our growth prospects and our prospects for profitability would be adversely affected. Likewise, although we have submitted certain applications for regulatory approval for TUKYSA outside the U.S., we have no prior experience as an organization launching or commercializing a product outside the U.S. and Canada, which could adversely affect our ability to maximize the commercial potential of TUKYSA . In addition, in many countries, the proposed pricing for a drug must be approved before it may be lawfully marketed, which could delay entry of a product into a market or, if pricing is not approved, may prevent us from selling a product in a country where we have received regulatory approval. The launch of a newly approved product or of an existing product in a new market could be delayed due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure or delays in negotiating pricing and reimbursement approvals, any of which risks could be heightened by the risks and the evolving effects of the ongoing COVID-19 pandemic. If we experience delays or unforeseen difficulties due to any of these factors, planned launches in the countries in question would be delayed, which could negatively impact anticipated revenue from TUKYSA. In addition, if we are unable to obtain favorable pricing and reimbursement approvals in the countries that represent significant potential markets, our anticipated revenue from and growth prospects for TUKYSA in Europe and other regions could be negatively affected.
If we are unable to obtain and maintain necessary or desirable regulatory approvals for our products and product candidates, including for ADCETRIS, PADCEV and TUKYSA, in a timely manner, if at all, if the FDA or other regulatory authorities do not approve product labeling that is necessary or desirable for the successful commercialization of an approved product, or if sales of an approved product do not reach the levels we expect, then our anticipated revenue from our products and product candidates and our prospects for profitability would be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Reports of adverse events or safety concerns involving our products or product candidates could delay or prevent us from obtaining or maintaining regulatory approvals or could negatively impact sales of our products or the prospects for our product candidates.
Reports of adverse events or safety concerns involving our products could interrupt, delay or halt clinical trials of our products, including the post-approval confirmatory studies that Takeda is required to conduct as a condition of the marketing authorization of ADCETRIS by the EC and that we and Astellas are required to conduct in connection with the accelerated approval of PADCEV by the FDA in the U.S. In addition, reports of adverse events or safety concerns involving our products could result in regulatory authorities requiring that we update the applicable product's prescribing information, or limiting, denying or withdrawing approval of our products for any or all indications, including previously approved indications. For example, there was an increased incidence of febrile neutropenia and peripheral neuropathy in the ADCETRIS plus doxorubicin, vinblastine and dacarbazine, or AVD, arm of the ECHELON-1 trial. The ADCETRIS prescribing information provides for use of prophylactic growth factors for Stage III or IV classical Hodgkin lymphoma patients receiving ADCETRIS plus AVD to mitigate events of neutropenia and febrile neutropenia, but despite this, these product safety concerns could limit prescribing of ADCETRIS for newly diagnosed patients with previously untreated Stage III and IV classical Hodgkin lymphoma and negatively impact sales of ADCETRIS or adversely affect ADCETRIS’ acceptance in the market. There are no assurances that patients receiving our products will not experience serious adverse events in the future, whether the serious adverse events are disclosed in the prescribing information or are newly reported. Further, there are no assurances that patients receiving our products with co-morbid diseases not previously studied, such as autoimmune diseases, will not experience new or different serious adverse events in the future.

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
Likewise, reports of adverse events or safety concerns involving our product candidates could interrupt, delay or halt clinical trials of our product candidates, or could result in our or our collaborators' inability to obtain regulatory approvals for any of our product candidates. We initiated the pivotal trial of tisotumab vedotin based on only limited clinical data. Data continues to be generated in this trial and in other tisotumab vedotin trials. There may still be important facts about the safety, efficacy, and risk versus benefit of each of our product candidates that are not known to us at this time which may negatively impact our ability to develop and commercialize these product candidates. In response to prior safety events observed in our clinical trials of PADCEV and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events could be observed in these or other trials that could delay or prevent us from advancing the clinical development of, or obtaining regulatory approvals for tisotumab vedotin, or for PADCEV or TUKYSA in any additional indications or territories, and may adversely affect our business, results of operations and prospects.
Concerns regarding the safety of our products or product candidates as a result of undesirable side effects identified during clinical testing or otherwise could cause the FDA to order us to cease further development or commercialization of our products or the product candidates. Undesirable side effects caused by our products or product candidates could also result in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, the requirement of additional trials or the inclusion of unfavorable information in our product labeling, and in turn delay or prevent us from commercializing the applicable product or product candidate. In addition, actual or potential drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial for our products or product candidates or result in potential product liability claims. Any of these events could prevent us from developing or commercializing the applicable product or product candidate, and could significantly harm our business, results of operations and prospects.
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
We are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product for which we have obtained regulatory approval, including ADCETRIS, PADCEV and TUKYSA in each of their approved indications, such as continued adverse event reporting requirements and the requirement to have some of our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our and our collaborators' ability to commercialize our current and any future approved products. For example, the FDA's accelerated approval of PADCEV included a requirement for a confirmatory trial, EV-301, to confirm the clinical benefit and provide additional long-term efficacy data that may inform product labeling. Unfavorable results from this post-marketing study or failure to complete this post-marketing study could result in the withdrawal of approval of PADCEV or the inclusion of unfavorable safety information in our product labeling, which could seriously harm our business. Moreover, in connection with PADCEV's accelerated approval, the labeling and advertising and promotion of PADCEV are subject to additional regulatory requirements, which could entail significant expense and could negatively impact the potential commercialization of PADCEV. In addition, the use of PADCEV or TUKYSA may uncover additional adverse events that limit or prevent PADCEV's or TUKYSA's widespread use or that force us and Astellas to withdraw PADCEV from the market or force us to withdraw TUKYSA from the market. Any problems with PADCEV or TUKYSA or any violation of ongoing regulatory obligations could result in restrictions on PADCEV or TUKYSA, including the withdrawal of the applicable product from the market.

ADCETRIS is approved for treating patients in the relapsed systemic anaplastic large cell lymphoma, or sALCL, indication with conditions in Canada, and approved under conditional marketing authorization in relapsed Hodgkin lymphoma and sALCL in the European Union, in each case under regulations which allow for approval of products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. For the European Union indications, Takeda is subject to certain post-approval requirements, including the requirement to conduct clinical trials to confirm clinical benefit. In Canada, the ECHELON-2 results may be sufficient to confirm the clinical benefit of ADCETRIS in relapsed sALCL. In the European Union, there are other post approval requirements to convert the conditional marketing authorization for ADCETRIS in relapsed Hodgkin lymphoma and relapsed sALCL into a standard marketing authorization. Takeda’s failure to provide these additional clinical data from confirmatory studies could result in the EC withdrawing approval of ADCETRIS in the European Union for certain indications, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda in the European Union and could adversely affect our results of operations. The FDA's approval of ADCETRIS in the frontline PTCL indication included a post-marketing commitment to develop a clinically validated in-vitro diagnostic device for the selection of patients with CD30-expressing PTCL, not including sALCL, for treatment with ADCETRIS in this indication. We and Takeda have a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a companion diagnostic test to measure CD30 expression levels in tissue specimens. If Ventana develops an in-vitro diagnostic device that we are able to clinically validate, the FDA or another regulatory authority may revise our label for the frontline PTCL indication or in connection with any future approvals to require the use of the in-vitro test as a companion diagnostic. This may limit our ability to commercialize ADCETRIS in the applicable treatment setting due to potential label requirements, prescriber practices, constraints on availability of the diagnostic, or other factors. If Ventana is unable to successfully develop the CD30 in-vitro diagnostic, or experiences delays in doing so, or we experience delays in clinical validation of the diagnostic, we will likely need to renegotiate the timing or content of our post-marketing commitment regarding the in-vitro diagnostic device with the FDA.
We and the manufacturers of our current and any future approved products are also required, or will be required, to comply with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products and product candidates, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections, including periodic unannounced inspections. The subsequent discovery of previously unknown problems with our current or any future approved products, including adverse events of unanticipated severity or frequency, or problems with the facilities where our current or any future approved products are manufactured, including potential staffing shortages, production slowdowns and the extensive reliance on virtual oversight of third-party manufacturing in connection with the ongoing COVID-19 pandemic, may result in restrictions on the marketing of our current or any such future approved products, up to and including withdrawal of the affected product from the market. If our manufacturing facilities, our collaborators' manufacturing facilities, or those of our respective suppliers, fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us.
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

The policies of the FDA and other regulatory agencies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or of ADCETRIS, PADCEV or TUKYSA in any additional indications or territories, or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we or our collaborators might not be permitted to market our current or any future approved products and our business would suffer.
Clinical trials are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain.
We are currently conducting multiple clinical trials for our products and product candidates and we plan to commence additional trials of our products and product candidates in the future. In this regard, we and Astellas are conducting the second cohort of a single-arm pivotal phase-2 trial of PADCEV in patients with locally advanced or metastatic urothelial cancer who received prior treatment with a PD-1 or PD-L1 inhibitor and who were not candidates for treatment with a platinum agent, called the EV-201 trial, a global, randomized phase 3 clinical trial of PADCEV, called the EV-301 trial, for patients with metastatic urothelial cancer who previously received both platinum chemotherapy and a PD-1 or PD-L1 inhibitor, a phase 1b/2, multi-cohort, open-label trial of PADCEV alone or in combination with the anti-PD-1 therapy pembrolizumab and/or chemotherapy, called the EV-103 trial, in locally advanced and first- and second-line metastatic urothelial cancer and muscle invasive bladder cancer, which includes a randomized cohort, cohort K, that, along with other data from the EV-103 trial, could potentially support registration under accelerated approval regulations in the U.S., and, under a collaboration with Merck, an open-label, randomized phase 3 trial, called the EV-302 trial, evaluating the combination of PADCEV and pembrolizumab with or without chemotherapy versus chemotherapy alone in patients with previously untreated locally advanced or metastatic urothelial cancer. Additionally, we are conducting a phase 3 randomized trial of TUKYSA vs. placebo, in combination with T-DM1 for patients with unresectable locally advanced or metastatic HER2-positive breast cancer, including those with brain metastases, who have had prior treatment with a taxane and trastuzumab, which we refer to as HER2CLIMB-02, and a phase 2 trial evaluating TUKYSA in combination with trastuzumab in patients with HER2-positive, RAS wild-type metastatic colorectal cancer after treatment with first- and second-line standard-of-care therapies, which we call MOUNTAINEER. We are also conducting a pivotal phase 2 clinical trial of single-agent tisotumab vedotin with Genmab for patients with recurrent and/or metastatic cervical cancer who have relapsed or progressed after standard of care treatment, which we refer to as the innovaTV 204 trial. Each of these trials was initiated based on only limited clinical data and we cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA or any foreign regulatory approvals. Furthermore, we do not have Special Protocol Assessment agreements with the FDA for any of these trials.
Each of our clinical trials requires the investment of substantial expense and time and the timing of the commencement, continuation and completion of these clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. In the context of the current COVID-19 pandemic, we are working to advance our clinical trial activities, while also actively assessing and seeking to mitigate risks to our patients, partners, employees and clinical trial site personnel. Some of the sites participating in our clinical trials have been affected by site closings or reduced capacity, particularly in regions that are experiencing heightened impact from COVID-19. We are actively monitoring all clinical activities and currently are experiencing impacts to our ability to monitor patients, activate sites, screen and enroll patients, complete site monitoring and manage samples. The extent of the impact of these factors on a particular clinical trial depends on the current stage of activities at a given site, for example, study start up versus post-enrollment, and the impact on a clinical trial depends on the number of impacted sites participating in that clinical trial. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the COVID-19 pandemic, we do nonetheless expect some impacts to our clinical study timelines, likely consisting of a matter of months depending upon the duration and severity of the COVID-19 pandemic, which could ultimately delay data availability. Our ability to recruit and retain patients, principal investigators and site staff could be adversely impacted by the risks of exposure to COVID-19 and by the conversion of medical conferences to virtual format. In addition, due to the suspension of data monitoring activities at sites that do not currently allow remote monitoring, as well as impacts on the ability to monitor patients, maintain patient treatment according to the trial protocols and to manage samples, there is also the potential of negative impacts on data quality. While we are actively utilizing digital monitoring measures and other mitigations designed to prevent negative data quality impacts, if there were in fact a negative impact on data quality, we or our collaborators could be required to repeat, extend the duration of, or increase the size of clinical trials, which could significantly delay potential commercialization and require greater expenditures. We expect that similar factors will impact clinical studies operationalized by our collaborators. We cannot at this time fully forecast the scope of impacts that the COVID-19 pandemic may have on our ability to initiate trial sites, enroll and assess patients, handle the operational aspects of trials such as drug and sample management, run studies in accordance with the protocol and best practices and report trial results.

Additionally, beyond impacts related to the COVID-19 pandemic, patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials, perceived side effects and the availability of alternative or new treatments. From time to time, we have experienced enrollment-related delays in clinical trials and we will likely continue to experience similar delays in our current and future trials.
Many of our future and ongoing clinical trials are being or will be coordinated or conducted with Takeda, Astellas, Merck, Genmab, Bristol-Myers-Squibb Company, or BMS, and other collaborators, which may delay the commencement or adversely affect the continuation or completion of these trials. In addition, our collaborators have operational control over some of the studies we conduct jointly and we do not have full visibility into these studies run by our collaborators. We also depend on medical institutions to conduct our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, whether due to the risks and evolving effects of the COVID-19 pandemic or otherwise, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs and additional regulatory requirements, as well as expose us to risks associated with different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs. In addition, conducting clinical trials in foreign countries that are experiencing heightened impact from COVID-19 may exacerbate these risks.
Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, foreign governmental agencies, including data protection authorities, the data safety monitoring boards for such trials and the IRBs or Ethics Committees for the institutions in which such trials are being conducted. In addition, clinical trials must be conducted with supplies of our products or product candidates produced under cGMP and other requirements in foreign countries, and may require large numbers of test patients. We or our collaborators, the FDA, foreign governmental agencies or the applicable data safety monitoring boards, IRBs and Ethics Committees could delay, suspend, halt or modify our clinical trials of our products or any of our product candidates, for numerous reasons, including:

•
ADCETRIS, PADCEV, TUKYSA or the applicable product candidate may have unforeseen safety issues or adverse side effects, including fatalities, or a determination may be made that a clinical trial presents unacceptable health risks;

•
deficiencies in the conduct of the clinical trial, including failure to conduct the clinical trial in accordance with regulatory requirements, GCP, clinical protocols or regulations relating to data protection;

•	problems, errors or other deficiencies with respect to data collection, data processing and analysis;

•	deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;

•	the time required to determine whether ADCETRIS, PADCEV, TUKYSA or the applicable product candidate is effective may be longer than expected;

•	fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;

•	ADCETRIS, PADCEV, TUKYSA or the applicable product candidate may not appear to be more effective than current therapies;

•	the quality or stability of ADCETRIS, PADCEV, TUKYSA or the applicable product candidate may fall below acceptable standards;

•	our inability and the inability of our collaborators to produce or obtain sufficient quantities of ADCETRIS, PADCEV, TUKYSA or the applicable product candidate to complete the trials;

•
our inability and the inability of our collaborators to reach agreement on acceptable terms with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;

•	our inability and the inability of our collaborators to obtain IRB or Ethics Committee approval to conduct a clinical trial at a prospective site;

•	changes in governmental regulations or administrative actions that adversely affect our ability and the ability of our collaborators to continue to conduct or to complete clinical trials;

•
lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our clinical research organizations and other third parties;

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

•
our inability and the inability of our collaborators to ensure adequate statistical power to detect statistically significant treatment effects, whether through our inability to enroll or retain patients in trials or because the specified number of events designated for a completed trial have not occurred; or

•	the risks and evolving effects of the COVID-19 pandemic.
In addition, we or our collaborators may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, including unexpected adverse events that may occur when our product candidates are combined with other therapies.
Negative or inconclusive clinical trial results could adversely affect our ability and the ability of our collaborators to obtain regulatory approvals of our product candidates, including tisotumab vedotin, or to market ADCETRIS, PADCEV or TUKYSA and/or expand ADCETRIS, PADCEV or TUKYSA into additional indications and territories. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, even though we reported positive results from the HER2CLIMB-01 trial, regulatory agencies may disagree with our interpretation of the data from the HER2CLIMB-01 trial and may otherwise determine not to accept for filing or approve the applications for regulatory approval we submitted for TUKYSA, including our submissions to countries participating in the FDA OCE's Project Orbis initiative, other than the U.S., and the MAA we submitted to the EMA in January 2020, in a timely manner or at all. Likewise, although we reported positive results in our ECHELON-2 trial, regulatory agencies outside of the U.S., or their advisors, may disagree with Takeda’s interpretations of data from the ECHELON-2 trial and may not approve the expansion of the ADCETRIS labeled indications of use to the ECHELON-2 treatment setting. Adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, require us to cease development of a product candidate or the further development or commercialization of ADCETRIS, PADCEV or TUKYSA, result in our failure to expand ADCETRIS, PADCEV or TUKYSA into additional indications and territories, adversely affect our ability to market ADCETRIS, PADCEV or TUKYSA, and may result in other negative consequences to us, including the inclusion of unfavorable information in our product labeling. Further, some of our clinical trials are overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur.
Our product candidates are in various stages of development, and it is possible that none of our product candidates will ever become commercial products.
Our late-stage product candidate, tisotumab vedotin, was advanced to a pivotal trial based on only limited clinical data. Our earlier-stage clinical pipeline includes ladiratuzumab vedotin, which is in phase 2 clinical development, and other product candidates that are in phase 1 clinical development. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. We will require significant financial resources and additional personnel in order to continue to advance the development of, to pursue, potentially obtain and maintain regulatory approvals for, and to potentially commercialize tisotumab vedotin, if we are able to do so at all. Our other product candidates are in early or relatively early stages of development.

If a product candidate fails at any stage of development or fails to receive regulatory approval, or we or our collaborators otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. Moreover, we have reported only limited data from earlier stage trials of our product candidates. Preclinical studies and any encouraging or positive preliminary and interim data from our clinical trials of our product candidates may not be predictive of the results of ongoing or later clinical trials. Even if we or our collaborators are able to complete our planned clinical trials of our product candidates according to our current development timeline, the encouraging or positive results from clinical trials of our product candidates in earlier stage trials may not be replicated in subsequent later-stage trials. In addition, we are developing product candidates in indications in which competition is intense, and it is possible that a clinical trial we run may meet its safety and efficacy endpoints but we may choose not to advance the development and commercialization of the product candidate due to changes in the competitive environment and the rapid evolution of the standard of care. As a result, we and our collaborators may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate or could cause us to discontinue the development of such product candidate. Also, later-stage clinical trials could differ in significant ways from earlier stage clinical trials, which could cause the outcome of the later-stage trials to differ from earlier-stage clinical trials. Differences in earlier- and later-stage clinical trials may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. In this regard, we initiated the EV-302 trial of PADCEV with Astellas, the HER2CLIMB-02 trial of TUKYSA, and the innovaTV 204 trial of tisotumab vedotin with Genmab, in each case based on only limited clinical data, and we cannot be certain that the design of, or data collected from, these trials will be adequate to support FDA or any foreign regulatory approvals. Moreover, despite the positive results we and Astellas reported for the first cohort in the EV-201 trial and the positive initial data from the EV-103 trial, we cannot be certain that PADCEV will demonstrate sufficient efficacy in other trials, including in the EV-301 trial, the EV-302 trial, other cohorts of the EV-201 and EV-103 trials or any future trials. In this regard, despite the initial results we and Astellas reported from the EV-103 trial, PADCEV may not demonstrate sufficient efficacy in the EV-302 trial or in any other frontline setting, and PADCEV may never be approved for use in any frontline setting, which would significantly delay or prevent us from achieving profitability. Likewise, despite the positive results we reported from the HER2CLIMB-01 trial, we cannot be certain that TUKYSA will demonstrate sufficient efficacy in other trials, including the HER2CLIMB-02 trial, or will ever be approved for commercial sale. Tisotumab vedotin may likewise fail to demonstrate sufficient efficacy in pivotal trials despite the results observed in earlier-stage trials. In addition, there may still be important facts about the safety, efficacy, and risk versus benefit of PADCEV, TUKYSA and tisotumab vedotin that are not known to us at this time which may negatively impact our ability to develop and commercialize PADCEV, TUKYSA or tisotumab vedotin. In this regard, in the first cohort of the EV-201 trial, there was one death due to interstitial lung disease, which occurred outside the safety-reporting period of the trial and was confounded by prolonged high-dose steroid use and suspected pneumonia, and in the initial results of the EV-103 trial, there was one death deemed to be treatment-related by the investigator, attributed to multiple organ dysfunction syndrome. In addition, in response to prior safety events observed in our clinical trials of PADCEV and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events or our failure to generate additional efficacy data in our clinical trials that support registration could significantly impact the value of PADCEV, TUKYSA and tisotumab vedotin to our business. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing or planned clinical trials, including in the ongoing pivotal trials for PADCEV, TUKYSA and tisotumab vedotin. If we or our collaborators fail to produce positive results in our ongoing or planned clinical trials of PADCEV, TUKYSA, tisotumab vedotin or any of our other product candidates, the development timeline and regulatory approval and commercialization prospects for PADCEV, TUKYSA, tisotumab vedotin and our other product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected.

Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates, or we may choose to discontinue the development of product candidates for a variety of reasons such as due to safety, risk versus benefit profile, exclusivity, competitive landscape, or prioritization of our resources. It is possible that none of our product candidates will ever become commercial products. In addition, we have to make decisions about which clinical stage and pre-clinical product candidates to develop and advance, and we may not have the resources to invest in certain product candidates, or clinical data and other development considerations may not support the advancement of one or more product candidates. Decision-making about which product candidates to prioritize involves inherent uncertainty, and our development program decision-making and resource prioritization decisions may not improve our results of operations or prospects or enhance the value of our common stock. Our failure to effectively advance our development programs could have a material adverse effect on our business and prospects, and cause the price of our common stock to decline. In addition, many of our non-essential on site research activities are currently significantly reduced as a result of the COVID-19 pandemic, which may negatively impact the number of investigational new drug application, or IND, candidates entering our clinical pipeline in future years.
The successful commercialization of our products and our product candidates will depend on a variety of factors, including the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies, and the acceptance of our products by the medical community and patients.
Successful sales of our current and any future approved products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require increasing levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of this pricing scrutiny, we cannot be sure that we will achieve and continue to have coverage available for our products and any product candidates that we commercialize and, if available, that the reimbursement rates will be adequate. If we are unable to obtain coverage and adequate levels of reimbursement for our current and any future approved products that we commercialize, their marketability will be negatively and materially impacted. For example, we cannot be certain that third-party payors will continue to provide coverage and adequate reimbursement for ADCETRIS in the frontline Hodgkin lymphoma indication based on the relative price and perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales. Similarly, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for PADCEV or TUKYSA based on their relative price and perceived benefits as compared to alternative treatment options or otherwise, which may materially harm our ability to successfully commercialize PADCEV and TUKYSA. In this regard, we expect that the need to conduct launch activities virtually as a result of the COVID-19 pandemic will negatively impact our ability to conduct payor engagements. In addition, depending on the scale and ultimate duration of the COVID-19 pandemic, we may experience a shift from commercial payor coverage to government payor coverage, which would lead to higher gross-to net revenue reductions. We are also currently seeking regulatory approvals of TUKYSA from the EMA and in the Project Orbis countries of Australia, Canada, Singapore and Switzerland. In many countries, the proposed pricing for a drug must be approved before it may be lawfully marketed, which could delay entry of a product into a market or, if pricing is not approved, may prevent us from selling a product in a country where we have received regulatory approval. The launch of TUKYSA in these markets could be delayed due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure or delays in negotiating pricing and reimbursement approvals. If we experience delays or unforeseen difficulties due to any of these factors, planned launches in the countries in question would be delayed, which could negatively impact anticipated revenue from TUKYSA. In addition, if we are unable to obtain favorable pricing and reimbursement approvals in the countries that represent significant potential markets, our anticipated revenue from and growth prospects for TUKYSA in Europe and other regions could be negatively affected.
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
In March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. The provisions of PPACA of greatest importance to the pharmaceutical industry include increased Medicaid rebates, expanded Medicaid eligibility, extension of Public Health Service eligibility, annual fees payable by manufacturers and importers of branded prescription drugs, annual reporting of financial relationships with physicians and teaching hospitals, and a new Patient-Centered Outcomes Research Institute. Many of these provisions have had the effect of reducing the revenue generated by our sales of ADCETRIS and PADCEV and will have the effect of reducing any revenue generated by sales of TUKYSA and any future commercial products we may have.

Certain provisions of the PPACA have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, since January 20, 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provision of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently repealed, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device taxes, and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the PPACA will impact the PPACA and our business.
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

We anticipate that the PPACA, as well as other healthcare reform measures that have been adopted, or may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for our current or any future approved products, which may harm our business. For example, increased discounts and rebates may be mandated by governmental entities, or requested by private insurers, or fee caps and pricing pressures could be enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our current or any future approved products. In addition, drug-pricing by pharmaceutical companies has come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers, purchasers and government regulators of price increases and to provide an explanation as to the reasons for the increase, reduce the out-of-pocket costs to patients for prescription drugs, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent "principles" for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. Moreover, in May 2018, the Trump administration previously released its "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs," or the Blueprint. The Blueprint contained several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, on October 30, 2018, CMS issued an advance notice of proposed rulemaking with respect to the potential adaption of an international pricing index model that would be designed to reduce Medicare expenditures on certain Part B drugs to rates that are more closely aligned with the costs of such drugs in select comparator countries. In addition, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. The recommendations in the Blueprint, if enacted by Congress and the Department of Health and Human Services, or HHS, could lead to changes to Medicare Parts B and D, including the transition of certain drugs covered under Part B to Part D or the offering of alternative purchasing options under the Competitive Acquisition Program that currently applies to selected drugs and biologics covered under Part B. While many of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing, cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect further federal and state legislation and healthcare reforms to continue to be proposed to control increasing healthcare costs and to control the rising cost of prescription drugs. These proposals, if implemented, could limit the price for our current or any future approved products. Commercial opportunity could be negatively impacted by legislative action that controls pricing, mandates price negotiations, or increases government discounts and rebates.
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

Other legislative changes have also been proposed and adopted since PPACA was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes a 2% reduction in Medicare provider payments paid under Medicare Part B to physicians for physician-administered drugs, such as certain oncology drugs, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, Recovery and Economic Security Act, or the CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020 and extended the sequester by one year through 2030. The CARES Act also expands requirements for reporting drug shortages and supply chain interruptions to the FDA. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, legislation has been proposed to shorten the period of biologic data and market exclusivity granted by the FDA. If such legislation is enacted, we may face competition from biosimilars of our current or any future approved products earlier than otherwise would have occurred. Increased competition may negatively impact coverage and pricing of our products, which could negatively affect our financial condition or results of operations.
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
We cannot predict what healthcare reform initiatives may be adopted in the future. However, we anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We also expect these initiatives to increase pressure on drug pricing. It is possible that additional governmental action is taken to address to COVID-19 pandemic. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation; however, such changes or the ultimate impact of changes could negatively affect our revenue or sales of our current and or potential future products.
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

•
with respect to collaborations under which we have an active role, such as our ADCETRIS collaboration with Takeda, our PADCEV collaboration with Astellas and our collaboration with Genmab, we may have differing opinions, processes or priorities than our collaborators, or we may encounter challenges in joint decision making and joint execution, including with respect to any joint development or commercialization plans or co-promotion activities, which may delay or otherwise harm the research, development, launch or commercialization of the applicable products and product candidates, including ADCETRIS, PADCEV and tisotumab vedotin;

•
our current and potential future collaborators and licensees may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, use standards or processes for conducting clinical trials that differ from ours or require a new formulation of a product candidate for clinical testing;

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

•
our current and potential future collaborators and licensees may receive regulatory sanctions relating to other aspects of their business, or could take actions with respect to our jointly-developed product, that could adversely affect the development, approval or commercialization of the applicable products or product candidates or our reputation with regulatory agencies;

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
With respect to ADCETRIS, there are several other FDA approved drugs for its approved indications. BMS’s nivolumab and Merck’s pembrolizumab are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Celgene’s romidepsin and Acrotech Biopharm's pralatrexate and belinostat are approved for relapsed or refractory sALCL among other T-cell lymphomas. Kyowa Kirin's mogamulizumab is approved for adult patients with relapsed or refractory mycosis fungoides or Sézary syndrome. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck is conducting a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab with ADCETRIS. An interim analysis of this clinical trial demonstrated a statistically significant improvement in progression-free survival for pembrolizumab compared with ADCETRIS, and we expect increased competition from pembrolizumab in this indication. We are also aware of multiple investigational agents currently being studied that, if successful, may compete with ADCETRIS in the future. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including autologous hematopoietic stem cell transplant, allogeneic hematopoietic stem cell transplant, combination chemotherapy, clinical trials with experimental agents and single-agent regimens.

With respect to PADCEV, other treatments in pre-treated metastatic urothelial cancer include checkpoint inhibitor monotherapy, generic chemotherapy or, for patients with select FGFR genetic alterations, Janssen's erdafitinib. There are other investigational agents that, if approved, could be competitive with PADCEV, such as Immunomedics’ sacituzumab govitecan. Treatment in front line metastatic urothelial cancer has traditionally been treated with chemotherapy alone but is evolving to include two recently approved checkpoint inhibitor therapies for cisplatin-ineligible patients with high PD-L1 expression or patients who are ineligible for platinum therapy. Several trials of investigational agents in combination with chemotherapy or other novel agents are expected to report data in the near term. Continued development of PD-(L)1 targeted therapies across early stage bladder cancer and in metastatic bladder cancer in frontline combinations with chemotherapy, in frontline maintenance with the recent announcement of positive phase 3 data of avelumab, and in pretreated disease, could potentially impact enrollment to PADCEV clinical trials.
With respect to TUKYSA, there are multiple marketed products which target HER2, including the antibodies trastuzumab and pertuzumab and the antibody drug conjugate T-DM1. In addition, lapatinib is an EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer, and neratinib is an irreversible pan-HER kinase inhibitor indicated for extended adjuvant treatment and has been recently approved for patients who have received two or more prior anti-HER2-based regimens in the metastatic setting. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki that was recently approved for patients who have received two or more prior anti-HER2-based regimens in the metastatic setting. Synthon has an antibody drug conjugate in a pivotal study in this patient population and MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, also in a pivotal study for which positive data were reported and a Biologics License Application, or BLA, was submitted in late 2019.
With respect to tisotumab vedotin, in June 2018, Merck’s pembrolizumab was approved for the treatment of recurrent or metastatic cervical cancer with disease progression on or after chemotherapy in patients whose tumors express PD-L1. We are also aware of other companies that currently have products in development for the treatment of late-stage cervical cancer which could be competitive with tisotumab vedotin, including Agenus, BMS, Iovance Biotherapeutics, Merck, Regeneron Pharmaceuticals, Sanofi-Aventis and Roche.
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

It is possible that our competitors will succeed in developing technologies that are more effective than ADCETRIS, PADCEV, TUKYSA, tisotumab vedotin or our other product candidates or that would render our technology obsolete or noncompetitive, or will succeed in developing biosimilar, interchangeable or generic products for ADCETRIS, PADCEV, TUKYSA, tisotumab vedotin or our other product candidates. We anticipate that we will continue to face increasing competition in the future as new companies enter our market and scientific developments surrounding biosimilars and other cancer therapies continue to accelerate. We cannot predict to what extent the entry of biosimilars or other competing products will impact potential future sales of ADCETRIS, PADCEV, TUKYSA, tisotumab vedotin or our other product candidates.
Our business could be materially and adversely affected by the ongoing COVID‑19 pandemic as a result of the current and potential future impacts on our commercialization efforts, supply chain, regulatory and clinical development activities and other business operations, in addition to the impact of a global economic slowdown.
Our business could be materially and adversely affected by the ongoing global pandemic of COVID‑19, a disease caused by a novel strain of coronavirus, SARS-CoV-2.  In accordance with guidance issued by the Centers for Disease Control and Prevention, the World Health Organization and local authorities, beginning in March 2020, we implemented a mandatory work-from-home policy for employees who can perform their jobs offsite. Our essential research and laboratory activities are ongoing, and we have taken a number of additional precautionary measures to protect employees whose jobs require that they be on site. However, if we are unable to obtain adequate supplies of personal protective equipment due to shortages related to the COVID-19 pandemic, we may have to place additional limitations on our lab activities. In addition, our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. This could also increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. Further, we may experience limitations on the ability to recruit and hire key personnel due to the inability to meet with candidates because of travel restrictions and shelter-in-place orders. In addition, our oversight of third-party manufacturers is currently being conducted by virtual means, which may increase the chance of a manufacturing quality issue. Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic, as well as negative impacts on healthcare facilities, could materially and adversely affect our business, our ability to generate sales of and revenues from our approved products, and our ability to advance the development of our products and product candidates, as described elsewhere in this "Risk Factors" section. The magnitude of such impact will depend, in large part, on the scale and duration of the COVID-19 pandemic and resulting length and severity of restrictions and other limitations on business operations.
The global pandemic of COVID-19 continues to rapidly evolve. It has increased market volatility and could result in a significant long-term disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.  The extent to which the COVID-19 pandemic impacts our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, sales of our products, our clinical and regulatory activities, our research programs, healthcare systems or the global economy as a whole. However, these effects could materially and adversely affect our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business, financial condition, results of operations and growth prospects, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this "Risk Factors" section. It is also possible that future global pandemics could also occur and also materially and adversely affect our business, financial condition, results of operations and growth prospects.
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

•
our ability to establish or demonstrate in the medical community the safety, efficacy or value of our products and their potential advantages compared to existing and future therapies in their approved indications, including in ADCETRIS' frontline Hodgkin lymphoma and frontline PTCL indications, PADCEV's FDA approved indication and TUKYSA's FDA approved indication;

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

•
the timing, cost and level of investment in our research and development, pre-commercialization and other activities involving ADCETRIS, PADCEV, TUKYSA, tisotumab vedotin and our other product candidates by us or our collaborators; and

•	expenditures we will or may incur to develop and/or commercialize any additional products, product candidates, or technologies that we may develop, in-license, or acquire.
In addition, even if we and/or our collaborators are able to obtain regulatory approvals for our product candidates, due to the lack of any historical sales data from the commercialization of any of our product candidates, sales of a newly-approved product such as PADCEV or TUKYSA will be difficult to predict from period to period. As a result, sales results or trends for PADCEV, TUKYSA or any of our future approved products in any period may not necessarily be indicative of future performance. In any event, if we are unable to obtain and maintain necessary or desirable regulatory approvals for our products and product candidates, including for ADCETRIS, PADCEV and TUKYSA, in a timely manner, if at all, if the FDA or other regulatory authorities do not approve product labeling that is necessary or desirable for the successful commercialization of an approved product, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our products and product candidates and our prospects for profitability would be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting clinical trials of our products and product candidates as well as commercializing our products for the treatment of patients in their approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize tisotumab vedotin and our other product candidates. We may also pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. Accordingly, we expect to continue to incur net losses in future periods and may not achieve profitability in the future for some time, if at all. Although we recognize revenue from product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our future operating results are difficult to predict. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.
We have experienced and expect to continue to experience significant growth in the number of our employees and in the scope of our operations, including in connection with our transition into a multi-product oncology company, our operation of a manufacturing facility and our continuing international expansion. In this regard, the anticipated continued growth of ADCETRIS, the continued launch and commercialization of PADCEV and TUKYSA in the U.S., and the potential launch and commercialization of TUKYSA in other jurisdictions and of any other future approved products may require expansion of our sales force and commercial organization, and we may need to commit significant additional funds, management and other resources to the growth of our commercial organization. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner or at all, any of which could negatively impact our ability to successfully launch and commercialize a newly-approved product and harm the commercial potential of our current and any future approved products. In any event, this rapid growth and additional complexity places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. In particular, we are using new distribution channels for TUKYSA that require us to implement additional control systems to monitor inventory that has been purchased by specialty pharmacies and not yet dispensed to patients. A failure to correctly implement and monitor these new control systems could result in a control failure or error in our financial accounting. In addition, this growth places significant demands on our third party suppliers and they may not have the resources and personnel to adequately support our commercial plans and launch needs, including in regions outside the United States. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies, control deficiencies or other problems. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and capital resources. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified management personnel, our business, financial condition, results of operations and prospects may be adversely affected. Likewise, we are slowing our rate of hiring as compared with our previous hiring plans as a result of the COVID-19 pandemic, and this slower hiring without reductions in the pace, scale or complexity of our business, could result on strain on our staff, loss of talent, failure to capitalize fully on opportunities, control deficiencies and other challenges, which could adversely affect our business, financial condition, results of operations and prospects.
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
In addition, since a significant proportion of the regulatory framework in the United Kingdom, or U.K., is derived from European Union directives and regulations, Brexit, which occurred on January 31, 2020, could materially change the regulatory regime applicable to our operations and those of our collaborators, including with respect to potential future marketing authorizations for ADCETRIS, PADCEV, TUKYSA and our product candidates. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the European Union, the U.K. will be subject to a transition period through December 31, 2020, or the Transition Period, during which European Union rules will continue to apply. Negotiations between the U.K. and the European Union are expected to continue in relation to the customs and trading relationship between the U.K. and the European Union following the expiry of the Transition Period. We or our collaborators may face new costs and challenges as result of Brexit, in particular following the Transition Period, that could have an adverse effect on our operations, including potential stresses and constraints on the capacity of service providers providing product release services in new locations outside of the U.K., potential challenges with releasing clinical product supplies into the U.K. and potential challenges or inefficiencies in obtaining approvals to commercialize our current or potential future products in the U.K., any of which could negatively impact our current and planned clinical trials and regulatory and commercial activities, and those of our collaborators, and increase our costs. It is also possible that Brexit will cause additional unanticipated negative impacts on our ability to supply clinical or commercial product, or on that of our collaborators, including Takeda and Astellas. Moreover, following the Transition Period, there is currently considerable uncertainty in relation to U.K. financial and banking markets as well as the pharmaceutical regulatory process in the U.K. In addition, the U.K. is likely to lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers and could make it more difficult for us and our collaborators to do business in the U.K., including to obtain and maintain regulatory approvals of products. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our or our collaborators' ability to continue to conduct operations in Europe or our ability to build and maintain a commercial infrastructure in Europe.
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

For the monoclonal antibody used in ADCETRIS, we have contracted with AbbVie for clinical and commercial supplies. For the drug linker used in ADCETRIS, we have contracted with Millipore Sigma, an affiliate of Merck KGaA, for clinical and commercial supplies. We have multiple contract manufacturers for conjugating the drug linker to the antibody and producing the ADCETRIS product. We rely on Astellas to supply PADCEV for our clinical trials and for commercial sale, and Astellas oversees the manufacturing supply chain for PADCEV. With respect to TUKYSA, we rely on multiple contract manufacturers and other third parties to perform manufacturing services for us including Sterling Pharma Solutions Limited for production of the starting materials for TUKYSA, Esteve Quimica to produce the active pharmaceutical ingredient, Hovione to complete spray drying and Corden Plankstadt to produce the tablets for TUKYSA. We have entered into commercial supply agreements with each of Sterling, Esteve Quimica and Corden, and are in the process of negotiating a commercial supply agreement with Hovione. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce and store sufficient quantities of ADCETRIS and TUKYSA, and on Astellas and other third parties to produce and store sufficient quantities of PADCEV, for use in our clinical trials and for commercial sale. If our contract manufacturers, collaborators or other third parties fail to deliver our products for clinical use or sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may bear costly losses or be required to delay or suspend clinical trials or otherwise discontinue development, production and sale of our products. With respect to TUKYSA specifically, we have limited prior experience as an organization manufacturing TUKYSA and small molecule drug products generally, and have relatively new working relationships with many of the third-party manufacturers involved in TUKYSA manufacture. These factors increase the chance that we could encounter manufacturing challenges that could increase our costs, cause delays or otherwise negatively impact our business. Moreover, there are a limited number of facilities in which each of our products can be produced, and any interruption of the operation of those facilities due to the risks and evolving effects of the COVID-19 pandemic or other events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions or contractual disputes could result in the cancellation of shipments, loss of product in the manufacturing process, a shortfall in product supply, or limit our or our collaborators' ability to sell our products. Further, we and our collaborators depend on outside vendors for the supply of raw materials used to produce our products. If the third-party suppliers were to cease production or otherwise fail to supply us or our collaborators with quality raw materials and we or our collaborators were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our products manufactured to meet clinical and commercial requirements would be adversely affected. While we believe that the existing supplies of PADCEV and Astellas' contract manufacturing relationships will be sufficient to accommodate current clinical and commercial needs, we or Astellas may need to obtain additional manufacturing arrangements or increase manufacturing capability to meet potential future commercial needs with respect to PADCEV, which could require additional capital investment by us or cause us potential delays if Astellas encounters challenges in negotiating commercially reasonable arrangements with these manufacturers. While we believe that the existing supplies of TUKYSA will be sufficient to accommodate current clinical and forecasted commercial needs at this time, we expect that we will need to put in place additional manufacturing arrangements or expand our current manufacturing arrangements with third-party manufacturers to meet future potential commercial needs and while we are currently negotiating those arrangements, we cannot assure you that we can enter into such arrangements on commercially reasonable terms or at all. Forecasting demand for a new product can be challenging and in the event demand for TUKYSA exceeds our estimates or in the event that our commercial manufacturers of TUKYSA encounter unexpected failures or setbacks in completing manufacturing services in accordance with applicable quality standards, our TUKYSA launch could be negatively impacted by short-term product supply challenges, which would adversely impact our TUKYSA revenues and could negatively affect our relationships with patients and healthcare professionals. In addition, any failures or delays in manufacturing adequate product supplies and in putting in place or expanding our manufacturing and supply infrastructure could delay or impede our ability to launch and commercialize TUKYSA in any markets outside the U.S. where TUKYSA obtains regulatory approval, if any. While we do not currently anticipate disruptions to the supply of our products due to the COVID-19 pandemic, if the COVID-19 pandemic continues for an extended period of time or any of the parties in our supply chain are adversely impacted by the COVID-19 pandemic, such as staffing shortages, productions slowdowns and/or disruptions in delivery systems, then there could be disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products. Any supply disruptions would adversely impact our ability to generate sales of and revenues from our products, and our business, financial condition, results of operations and growth prospects could be materially adversely affected. Further, in connection with the COVID-19 pandemic and in an effort to increase the wider availability of needed medical and other supplies and products, we and our third-party suppliers may elect to or governments may require us or our third-party suppliers to allocate manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our ability to have our products manufactured to meet clinical and commercial requirements.

For the clinical supply of our product candidates, we rely, and expect for the foreseeable future to continue to rely, on multiple contract manufacturers and other third parties to perform manufacturing services for us. If these third-party manufacturers cease or interrupt production, fail to supply satisfactory materials, products or services for any reason or experience performance delays or quality concerns, or if materials or products are lost in transit or in the manufacturing process, such challenges or interruptions could substantially impact clinical trial drug supply, with the potential for additional costs, delays and an adverse effect on our business. With respect to tisotumab vedotin, we rely on drug product supply provided by Genmab and have little control over their supply chains or the contract manufacturers they utilize. For the foreseeable future, we expect to continue to rely on Genmab for manufacturing of clinical supplies of tisotumab vedotin. We or Genmab may need to obtain additional manufacturing arrangements or increase manufacturing capability to meet potential future commercial needs, which could require additional capital investment by us or cause potential delays if we or Genmab encounter challenges in negotiating commercially reasonable arrangements with these manufacturers.
In order to obtain regulatory approval of any product candidate or regulatory approval for any product in a new jurisdiction, we or our supplier or suppliers for that product or product candidate must obtain approval to manufacture and supply product, in some cases based on qualification data provided as part of a BLA, a New Drug Application, or NDA, or another application for regulatory approval. In addition, the manufacturing facilities utilized to manufacture the product or product candidate will be subject to pre-approval regulatory inspections. Any delay in generating, or failure to generate, data required in connection with submission of the chemistry, manufacturing and controls, or CMC, portions of any BLA, NDA or other application for regulatory approval, or challenges in the regulatory inspection process, could negatively impact our ability to meet our anticipated submission dates, result in delay in any approval decisions and/or negatively affect our ability to obtain regulatory approval at all. Any failure of us, our collaborators or a manufacturer to obtain approval from a regulatory authority to manufacture and supply product or any delay in obtaining and distributing adequate supplies of a newly-approved product, including PADCEV and TUKYSA, on a timely basis or in accordance with applicable specifications and local requirements could negatively impact our ability to successfully launch and commercialize the applicable product or product candidate and to generate sales of that product or product candidate at the levels we expect. We or our collaborators may also encounter difficulties in meeting the regulatory requirements applicable to the manufacturing process for these agents, in managing the additional complexity of manufacturing for a number of markets outside the U.S. or in responding to changes in the amount or timing of supply needs. Any failures or delays to meet these requirements could substantially delay or impede our ability to obtain regulatory approvals for and to market these agents, which could negatively impact our operating results and adversely affect our business.
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

As a result of these or other problems and risks, businesses, technologies or products we acquire or invest in or obtain licenses to may not produce the revenues, earnings or business synergies that we anticipated, acquired or licensed product candidates or technologies may not result in regulatory approvals, and acquired or licensed products may not perform as expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we have made or may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the negative costs or other negative effects on our business. Failure to manage effectively our growth through acquisitions or in-licensing transactions could adversely affect our growth prospects, business, results of operations, financial condition, and cash flow.
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
Even if we are able to successfully identify and acquire complementary products, technologies or businesses, we cannot assure you that we will be able to successfully manage the risks associated with integrating acquired products, technologies or businesses or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing transaction. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, including in connection with our acquisition of Cascadian Therapeutics, Inc., or Cascadian, referred to as the Cascadian Acquisition, could have a material adverse effect on our business and adversely affect our results of operations and financial condition. Additionally, we may not realize the anticipated benefits of such transactions, including the possibility that expected synergies and accretion will not be realized or will not be realized within the expected time frame.
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
We sell ADCETRIS and PADCEV through a limited number of specialty distributors. Healthcare providers order ADCETRIS and PADCEV through these distributors. We receive orders from distributors and generally ship product directly to the healthcare provider. We sell TUKYSA through a distribution network of specialty pharmacies, integrated delivery network hospitals and practices that dispense in the office. These distributors and distribution network partners do not set or determine demand for our products; however, our ability to effectively commercialize our products will depend, in part, on their performance. Although we believe we can find alternative distributors and partners on relatively short notice, the loss of a major distributor or partner could materially and adversely affect our results of operations and financial condition. In addition, business disruptions arising from the COVID-19 pandemic could negatively affect the ability of some of our distributors or distribution network partners to pay amounts owed to us in a timely manner or at all.

We are subject to various state and federal and foreign laws and regulations, including healthcare, data protection and privacy laws and regulations, that may impact our business and could subject us to significant fines and penalties or other negative consequences.
Our operations may be directly or indirectly subject to various state and federal healthcare laws, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws, the federal Health Insurance Portability and Accountability Act, or HIPAA, the federal Health Information Technology for Economic and Clinical Health Act, or HITECH, the federal civil monetary penalties statute, and the federal transparency requirements under the PPACA. These laws may impact, among other things, the sales, marketing and education programs for ADCETRIS, PADCEV, TUKYSA or any future approved products.
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

The number and complexity of both U.S. federal and state laws continue to increase. In addition to enforcement by governmental agencies, we also expect a continuation of the trend of private plaintiff lawsuits against pharmaceutical manufacturers under the whistleblower provisions of the civil False Claims Act and state equivalents or other laws and regulations such as securities laws and the evolution of new theories of liability under those laws and regulations. Government agencies will likely continue to intervene in such private whistleblower lawsuits and such intervention typically raises the company’s cost significantly. For example, federal enforcement agencies have recently scrutinized product and patient assistance programs, including manufacturer reimbursement support services as well as relationships with specialty pharmacies. Several investigations have resulted in government enforcement authorities intervening in related whistleblower lawsuits and obtaining significant civil and criminal settlements. Further, as we expand our footprint and activities outside of the United States and Canada, our exposure to compliance risks under the FCPA and other similar laws will likewise increase.
In order to comply with these laws, we have implemented a compliance program to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and by promoting a culture of compliance. We also actively work to revise and evolve our compliance program to keep pace with evolving compliance risks and the growing scale of our business. Although we take our obligation to maintain our compliance with these various laws and regulations seriously and our compliance program is designed to prevent the violation of these laws and regulations, we cannot guarantee that our compliance program will be sufficient or effective, that we will be able to integrate the operations of acquired businesses into our compliance program on a timely basis, that our employees will comply with our policies and that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for whistleblower claims that individuals, such as employees or former employees, may bring against us or that governmental authorities may prosecute against us based on information provided by individuals. If we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare laws, we may be subject to penalties, including significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, imprisonment, diminished profits and future earnings, exclusion from government healthcare reimbursement programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and/or the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, results of operations and growth prospects. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state and foreign healthcare laws is costly and time-consuming for our management.
Changes in funding for the FDA, the SEC and other government agencies, or reduced working hours of governmental employees or by the diversion of the efforts and attention of governmental agencies to approval of other therapeutics or other activities related to COVID-19, could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, SEC and other government agencies on which our operations may rely is inherently fluid and unpredictable. With respect to the ongoing COVID-19 pandemic, it is possible that we could experience delays in the timing of regulatory review and/or our interactions with regulatory authorities due to reduced working hours of governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay any approval decisions with respect to our regulatory applications for TUKYSA outside of the U.S., or our progress in advancing our development efforts with respect to other products and product candidates. Our interactions with regulatory authorities in other jurisdictions and across multiple products and product candidates continue but we cannot rule out the possibility of negative impacts on such interactions in the future as the pandemic continues to evolve.
Disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, absenteeism by governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19 could likewise impact the timeliness of the FDA responses and processing of regulatory submissions. Further, future government shutdowns could potentially impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
In January 2017, a purported securities class action lawsuit was commenced in the United States District Court for the Western District of Washington, or the Court, naming as defendants us and certain of our officers. A related stockholder derivative lawsuit, or the Stockholder Derivative Action, was also filed in Washington Superior Court for the County of Snohomish, or the Snohomish County Superior Court, on March 29, 2017. While the purported class action lawsuit and the related Stockholder Derivative Action were subsequently dismissed, we may be the target of securities-related litigation in the future, both related and unrelated to the dismissed class action and Stockholder Derivative Action. Moreover, in March 2018, three purported stockholders of Cascadian filed a complaint seeking to inspect books and records in order to determine whether wrongdoing or mismanagement has taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence and disinterestedness of the former Cascadian directors with respect to the Cascadian Acquisition. Although the action seeking to inspect books and records was subsequently dismissed, it is possible that additional lawsuits may be brought against us and/or Cascadian related to the Cascadian Acquisition.

We are also engaged in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its metastatic breast cancer drug fam-trastuzumab deruxtecan-nxki, among other product candidates. In addition, from time to time in the ordinary course of business we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including but not limited to those pertaining to the defense and enforcement of our patent or other intellectual property rights and our contractual rights.
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
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, and support our development, manufacturing, commercialization, and planned global expansion, which may require us to raise additional capital. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. Our commitment of resources to the continuing development, regulatory and commercialization activities for our products, the research, continued development and manufacturing of our product candidates, our pursuit of regulatory approvals for and preparing to potentially launch and commercialize our product candidates, and the anticipated expansion of our pipeline and operations may require us to raise additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. For example, in connection with the Cascadian Acquisition, we sold 13,269,230 shares of our common stock in an underwritten public offering with the primary use of the net proceeds used to fund the Cascadian Acquisition. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:

•	the level of sales and market acceptance of ADCETRIS, PADCEV, TUKYSA or of any future approved products;

•	the time and costs involved in obtaining regulatory approvals of our products in additional indications or territories, if any, and potentially of any of our other product candidates;

•	the size, complexity, timing, progress and number of our clinical programs and our collaborations;

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
During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. Such adverse capital and credit market conditions could make it more difficult to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. For example, our ability to raise additional capital may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.
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

The standards that the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our products. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the United States or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. In addition, changes to the U.S. patent system have come into force under the Leahy-Smith America Invents Act, or the America Invents Act, including changes from a “first-to-invent” system to a “first to file” system, changes to examination of U.S. patent applications and changes to the processes for challenging issued patents. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and post-grant review and covered business methods. These proceedings are conducted before the Patent Trial and Appeal Board, or PTAB, of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of some patents on the grounds that it was anticipated or made obvious by prior art. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, the America Invents Act and any other potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, we rely on external agents to perform certain activities to maintain our patents. Although we carefully select and oversee these agents, the failure of an agent to properly perform these maintenance activities, whether through mistake or otherwise, could adversely affect our intellectual property rights.
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
We are highly dependent on the efforts and abilities of the principal members of our senior management. Additionally, we have scientific personnel with significant and unique expertise in monoclonal antibodies, ADCs and related technologies, and TUKYSA. The loss of the services of any one of the principal members of our managerial or scientific staff may prevent us from achieving our business objectives.
In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. In order to continue to commercialize our products, and advance the development and commercialization of our additional product candidates, we will be required to expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development, sales and marketing, both in the United States and in Europe. We continue to face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions, and our failure to compete effectively in this area could negatively affect our sales of our current and any future approved products. To the extent we are not able to retain these individuals on favorable terms or attract any additional personnel that may be required, our business may be harmed. For example, we may not be successful in attracting or retaining key personnel necessary to support our strategy to effectively commercialize PADCEV and TUKYSA, to build a commercial infrastructure in Europe or to support the potential launch and commercialization of our product candidates, alone or jointly with our collaborators, if we receive regulatory approval. If our commercial organization is not appropriately sized or equipped to adequately market our current and any future approved products, the commercial potential of our current and any future approved products may be diminished, and our business and prospects for profitability may be adversely affected.
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
We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data, commercial sales data and corporate records, communicate with staff and external parties and operate other critical functions. The COVID-19 pandemic has intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could delay or negatively impact the development and commercialization of our products and product candidates, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive or personal data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, patients in our clinical trials, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, a security breach or privacy violation that leads to destruction, loss, alteration, unauthorized use or access, disclosure or modification of, personally identifiable information or personal data, could harm our reputation, compel us to comply with federal, state and/or international breach notification laws, subject us to mandatory corrective or regulatory action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including the GDPR, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, a data security breach could result in loss of clinical trial data or damage to the integrity of that data. If we are unable to implement and maintain adequate organizational and technical measures to prevent such security breaches or privacy violations, or to respond adequately in the event of a breach, our operations could be disrupted, and we may suffer loss of reputation, problems with regulatory authorities, financial loss and other negative consequences. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny. In addition, security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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
As of March 31, 2020, we had recorded $574.7 million of in-process research and development and goodwill as a result of the Cascadian Acquisition. In-process research and development and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of in-process research and development or goodwill occur.
Risks Related to Our Common Stock
Our stock price is volatile and our shares may suffer a decline in value.
The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the year ended March 31, 2020, our closing stock price fluctuated between $95.75 and $119.97 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:

•	the levels of ADCETRIS, PADCEV and TUKYSA product sales;

•
announcements of FDA or foreign regulatory approval or non-approval of our products, including TUKYSA, or any of our product candidates or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process;

•	announcements regarding the results of discovery efforts and preclinical, clinical and commercial activities by us, or those of our competitors;

•	announcements regarding the results of the clinical trials we and our collaborators are conducting or may in the future conduct for our products and product candidates;

•	announcements regarding, or negative publicity concerning, adverse events or safety concerns associated with the use of ADCETRIS, PADCEV, TUKYSA or our product candidates;

•	issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;

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
The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies, including recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models or prospects of those companies. In this regard as a result of the risks and evolving effects of the COVID-19 pandemic, Brexit and/or significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and healthcare spending and delivery, including the possible invalidation, repeal and/or replacement of all or portions of PPACA or changes in tariffs and other trade restrictions stemming from Trump administration and foreign government policies, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the market price of our common stock. In this regard, worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic may negatively affect the market price of our common stock, regardless of our actual operating performance.
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
Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2020, we had 172,636,425 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us as of March 31, 2020, collectively beneficially owned approximately 29% of our common stock. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended, or the Securities Act, we would be obligated to effect such registration. On July 26, 2018, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 50,977,960 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. Accordingly, we expect to register additional shares held by the Baker Entities for resale from time to time, including in certain cases, shares that we have previously registered for resale by the Baker Entities, whether in connection with the expiration of registration statements that we previously filed with the SEC or otherwise. If the Baker Entities, by exercise of these registration and/or underwriting rights and our registration of shares held by the Baker Entities for resale from time to time, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our registrations of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Our existing stockholders have significant control of our management and affairs.
Based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Exchange Act, and our outstanding shares of common stock as of March 31, 2020, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 73% of our voting power as of March 31, 2020. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
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

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1**	Agreement and Plan of Merger dated as of January 30, 2018 by and among Seattle Genetics, Inc., Valley Acquisition Sub, Inc. and Cascadian Therapeutics, Inc.	8-K	000-32405	2.1	1/31/2018
3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	5/26/2011
3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	1/16/2020
4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	2/8/2001
4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement dated September 10, 2015 between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+*	Form of Stock Option Agreement for U.S. Participants under the Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan (approved March 13, 2020).	—	—	—	—
10.2+*	Form of Stock Option Agreement for Non-U.S. Participants under the Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan (approved March 13, 2020).	—	—	—	—
10.3+*	Rules of the Seattle Genetics Inc. Amended and Restated 2007 Equity Incentive Plan for Restricted Stock Unit Awards Granted to French Grantees effective as of March 13, 2020.	—	—	—	—
10.4+*	Form of Stock Unit Grant Notice and Stock Unit Agreement for French Grantees under the Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan (approved March 13, 2020).	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	—	—	—	—

+	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulations S-K. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 30, 2020