Form 10-Q
period 2020-06-30
SEATTLE GENETICS INC /WA
filed 2020-07-31
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of July 27, 2020, there were 173,996,620 shares of the registrant’s common stock outstanding.

Seattle Genetics, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Seattle Genetics, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$117,320	$274,562
Short-term investments	778,348	536,493
Accounts receivable, net	290,074	236,001
Inventories	90,002	85,932
Prepaid expenses and other current assets	54,838	43,653
Total current assets	1,330,582	1,176,641
Property and equipment, net	185,288	155,491
Operating lease right-of-use assets	61,637	65,230
Long-term investments	—	57,283
Intangible assets, net	295,289	25
In-process research and development	—	300,000
Goodwill	274,671	274,671
Other non-current assets	17,089	176,525
Total assets	$2,164,556	$2,205,866
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,226	$52,292
Accrued liabilities and other	223,389	207,065
Total current liabilities	282,615	259,357
Long-term liabilities:
Operating lease liabilities, long-term	63,663	67,607
Other long-term liabilities	4,201	2,615
Total long-term liabilities	67,864	70,222
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 173,865 shares issued and outstanding at June 30, 2020 and 171,994 shares issued and outstanding at December 31, 2019	174	172
Additional paid-in capital	3,485,265	3,359,124
Accumulated other comprehensive income	1,468	229
Accumulated deficit	(1,672,830)	(1,483,238)
Total stockholders’ equity	1,814,077	1,876,287
Total liabilities and stockholders’ equity	$2,164,556	$2,205,866
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net product sales	$240,465	$158,980	$438,979	$293,981
Royalty revenues	31,235	23,337	51,595	38,957
Collaboration and license agreement revenues	6,298	36,130	21,938	80,708
Total revenues	277,998	218,447	512,512	413,646
Costs and expenses:
Cost of sales	48,244	10,897	77,665	21,197
Research and development	198,077	163,929	393,276	322,194
Selling, general and administrative	125,642	82,331	247,891	162,602
Total costs and expenses	371,963	257,157	718,832	505,993
Loss from operations	(93,965)	(38,710)	(206,320)	(92,347)
Investment and other income (loss), net	72,775	(40,528)	16,728	(220)
Net loss	$(21,190)	$(79,238)	$(189,592)	$(92,567)
Net loss per share - basic and diluted	$(0.12)	$(0.49)	$(1.10)	$(0.57)
Shares used in computation of per share amounts - basic and diluted	173,406	161,436	172,878	161,049

Comprehensive loss:
Net loss	$(21,190)	$(79,238)	$(189,592)	$(92,567)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	(2,042)	252	1,231	474
Foreign currency translation gain	32	18	8	52
Total other comprehensive income (loss)	(2,010)	270	1,239	526
Comprehensive loss	$(23,200)	$(78,968)	$(188,353)	$(92,041)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balances as of December 31, 2018	160,262	$160	$2,598,411	$(40)	$(1,324,588)	$1,273,943
Net loss	—	—	—	—	(13,329)	(13,329)
Other comprehensive income	—	—	—	256	—	256
Issuance of common stock for employee stock purchase plan	104	—	6,147	—	—	6,147
Stock option exercises	719	1	20,678	—	—	20,679
Restricted stock vested during the period, net	56	—	—	—	—	—
Share-based compensation	—	—	25,715	—	—	25,715
Balances as of March 31, 2019	161,141	161	2,650,951	216	(1,337,917)	1,313,411
Net loss	—	—	—	—	(79,238)	(79,238)
Other comprehensive income	—	—	—	270	—	270
Stock option exercises	393	1	11,225	—	—	11,226
Restricted stock vested during the period, net	104	—	—	—	—	—
Share-based compensation	—	—	26,157	—	—	26,157
Balances as of June 30, 2019	161,638	$162	$2,688,333	$486	$(1,417,155)	$1,271,826

Balances as of December 31, 2019	171,994	$172	$3,359,124	$229	$(1,483,238)	$1,876,287
Net loss	—	—	—	—	(168,402)	(168,402)
Other comprehensive income	—	—	—	3,249	—	3,249
Issuance of common stock for employee stock purchase plan	133	—	8,513	—	—	8,513
Stock option exercises	442	1	13,272	—	—	13,273
Restricted stock vested during the period, net	67	—	—	—	—	—
Share-based compensation	—	—	32,698	—	—	32,698
Balances as of March 31, 2020	172,636	$173	$3,413,607	$3,478	$(1,651,640)	$1,765,618
Net loss	—	—	—	—	(21,190)	(21,190)
Other comprehensive loss	—	—	—	(2,010)	—	(2,010)
Stock option exercises	858	1	31,484	—	—	31,485
Restricted stock vested during the period, net	371	—	—	—	—	—
Share-based compensation	—	—	40,174	—	—	40,174
Balances as of June 30, 2020	173,865	$174	$3,485,265	$1,468	$(1,672,830)	$1,814,077
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seattle Genetics, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(189,592)	$(92,567)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	68,406	51,872
Depreciation	16,571	12,206
Amortization of intangible assets	4,736	7
Amortization of right-of-use assets	5,114	4,833
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	(645)	(2,308)
(Gains) losses on equity securities	(11,604)	4,568
Changes in operating assets and liabilities
Accounts receivable, net	(54,073)	(35,983)
Inventories	(4,070)	(19,911)
Prepaid expenses and other assets	(13,623)	6,275
Lease liability	(5,900)	(2,955)
Deferred revenue	—	(16,598)
Other liabilities	29,337	(679)
Net cash used by operating activities	(155,343)	(91,240)
Investing activities:
Purchases of securities	(574,700)	(147,555)
Proceeds from maturities of securities	372,000	220,000
Proceeds from sales of securities	194,733	—
Purchases of property and equipment	(47,146)	(33,331)
Net cash provided (used) by investing activities	(55,113)	39,114
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	53,271	38,052
Net cash provided by financing activities	53,271	38,052
Effect of exchange rate changes on cash and cash equivalents	(57)	—
Net decrease in cash and cash equivalents	(157,242)	(14,074)
Cash and cash equivalents at beginning of period	274,562	78,186
Cash and cash equivalents at end of period	$117,320	$64,112
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
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other interim period.
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
We reclassified the prior year amortization of premiums and accretion of discounts on debt securities on our condensed consolidated statements of cash flows to conform to our current year presentation. This reclassification had no effect on our net cash used by operating activities or our condensed consolidated statements of comprehensive loss.
Non-cash activities
We had $10.4 million and $11.1 million of accrued capital expenditures as of June 30, 2020 and December 31, 2019, respectively. Accrued capital expenditures are treated as a non-cash investing activity and, accordingly, have not been included in the condensed consolidated statement of cash flows until such amounts have been paid in cash. During the six months ended June 30, 2020 and 2019, we recorded $1.5 million and $39.2 million, respectively, of right-of-use assets in exchange for lease liabilities, which are treated as a non-cash operating activity. See Note 3 for additional information.
Investments
We held certain equity securities that we acquired in connection with strategic agreements, which were reported at estimated fair value. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.

We invest our available cash primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income and loss in stockholders’ equity. Realized gains, realized losses and declines in the value of debt securities judged to be other-than-temporary are included in investment and other income (loss), net. The cost of debt securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income (loss), net. Interest and dividends earned are included in investment and other income (loss), net. Accrued interest receivable as of June 30, 2020, was $1.7 million, and was included in prepaid expenses and other current assets. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.
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

In-process research and development assets are accounted for as indefinite-lived intangible assets and maintained on the balance sheet until either the underlying project is completed or the asset becomes impaired. If the project is completed, which generally occurs when FDA approval is obtained, the carrying value of the related intangible asset is amortized to cost of sales on a straight-line basis over the estimated useful life of the asset beginning in the period in which the project is completed. We periodically evaluate when facts or circumstances indicate that the carrying value of these assets may not be recoverable. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is recorded in the period in which the impairment occurs.
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
Intangible assets, net
Our intangible assets are primarily comprised of acquired TUKYSA™ (tucatinib) technology from the acquisition of Cascadian Therapeutics, Inc. in 2018. Upon FDA approval and commercial launch of TUKYSA in April 2020, we reclassified in-process research and development costs related to the acquired TUKYSA technology to finite-lived intangible assets. Prior to 2020, our finite-lived intangible assets consisted of certain in-licensed ADCETRIS technology. Amortization expense of $4.7 million related to acquired TUKYSA technology costs for the three and six months ended June 30, 2020, was included in cost of sales in our condensed consolidated statements of comprehensive loss. The gross carrying value and accumulated amortization of our finite-lived intangible assets was $305.7 million and $10.4 million as of June 30, 2020, respectively, and $5.7 million and $5.6 million as of December 31, 2019, respectively. The weighted average useful life of our finite-lived intangible assets was 13 years as of June 30, 2020, and estimated future amortization expense related to TUKYSA is $11.6 million for the six months ending December 31, 2020, and $23.1 million for each of the years ending December 31, 2021 through December 31, 2025.
Long-term incentive plans
We have established Long-Term Incentive Plans, or LTIPs. The LTIPs provide eligible employees with the opportunity to receive performance-based incentive compensation, which may be comprised of cash, stock options, and/or restricted stock units, or RSUs. The payment of cash and the grant and/or vesting of equity are contingent upon the achievement of pre-determined regulatory milestones. We record compensation expense over the estimated service period for each milestone subject to the achievement of the milestone being considered probable in accordance with the provisions of Accounting Standards Codification Topic 450, Contingencies. At each reporting date, we assess whether achievement of a milestone is considered probable and, if so, record compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures. We recognize compensation expense with respect to a milestone over the remaining estimated service period. In April 2020, an LTIP milestone was achieved related to FDA approval of TUKYSA based on our HER2CLIMB-01 trial, which triggered vesting of performance-based stock awards previously granted to eligible participants, and an RSU grant to eligible participants. As of June 30, 2020, the estimated unrecognized compensation expense related to all LTIPs was approximately $66 million.
The total estimate of unrecognized compensation expense could change in the future for several reasons, including the addition or termination of employees, the recognition of LTIP compensation expense, or the addition, termination, or modification of an LTIP.
Revenue recognition
Our revenues are comprised of ADCETRIS, PADCEV and TUKYSA net product sales, amounts earned under our collaboration and licensing agreements, and royalties. Revenue recognition occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. The period between when we transfer control of promised goods or services and when we receive payment is expected to be one year or less, and that expectation is consistent with our historical experience. As such, we do not adjust our revenues for the effects of a significant financing component.

Net product sales
We sell ADCETRIS, PADCEV, and TUKYSA through a limited number of specialty distributors and specialty pharmacies. We and our collaboration partner Astellas Pharma, Inc. or Astellas jointly promote PADCEV in the U.S. Under the joint promotion in the U.S., we record net sales of PADCEV and are responsible for all distribution through a limited number of specialty distributors. The delivery of our products represents a single performance obligation for these transactions and we record net product sales at the point in time when title and risk of loss pass. The transaction price for net product sales represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to-date. These estimates involve a substantial degree of judgment. We have applied a portfolio approach as a practical expedient for estimating net product sales.
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
We have a Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of our products. In addition, we have entered into a Pharmaceutical Pricing Agreement with the Secretary of Health and Human Services, which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of our products. Under these agreements, distributors process a chargeback to us for the difference between wholesale acquisition cost and the applicable discounted price. We estimate expected chargebacks for FSS and PHS purchases based on the expected value of each entity’s eligibility for the FSS and PHS programs. We also review historical rebate and chargeback information to further refine these estimates.
Distribution fees, product returns and other deductions: Our distributors charge a volume-based fee for distribution services that they perform for us. We allow for the return of product that is within a specified number of days prior to or past expiration date or that is damaged. We estimate product returns based on our experience to-date using the expected value approach. We provide financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance through our patient support programs. Estimated contributions for commercial coinsurance under SeaGen Secure are deducted from gross sales and are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect our actual experience.
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

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Takeda	$5,598	$28,760	$15,913	$72,139
Other	700	7,370	6,025	8,569
Collaboration and license agreement revenues	$6,298	$36,130	$21,938	$80,708
We recognized collaboration and license agreement revenues of $0.0 million and $18.5 million during the six months ended June 30, 2020 and 2019, respectively, that were included in deferred revenue as of the beginning of the respective years. For the six months ended June 30, 2019, collaboration and license agreement revenues from Takeda also included substantially all of $37.5 million for two regulatory milestones achieved, which were related to additional approvals of ADCETRIS in frontline Hodgkin lymphoma received by Takeda.
We estimate an allowance for doubtful accounts based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. As of June 30, 2020, we recognized no year-to-date bad debt expense.

3. Operating leases
We have operating leases for our office and laboratory facilities with terms that expire from 2021 through 2029. Upon adoption of Topic 842 on January 1, 2019, we recognized $35.2 million of operating lease liabilities and $34.7 million of operating lease right-of-use assets for our existing leases on our condensed consolidated balance sheet. During the six months ended June 30, 2020 and 2019, we recorded $1.5 million and $39.2 million of right-of-use assets in exchange for lease liabilities, respectively. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of June 30, 2020.
Supplemental operating lease information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Operating lease cost	$3,589	$3,401	$7,135	$6,587
Variable lease cost	1,072	751	1,974	1,429
Total lease cost	$4,661	$4,152	$9,109	$8,016
Cash paid for amounts included in measurement of lease liabilities	$3,560	$2,184	$6,896	$4,397

	As of June 30,
	2020	2019
Weighted average remaining lease term	6.7 years	7.4 years
Weighted average discount rate	5.3%	5.4%

Operating lease liabilities were recorded in the following captions of our condensed consolidated balance sheet as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Accrued liabilities and other	$10,205	$9,445
Operating lease liabilities, long-term	63,663	67,607
Total	$73,868	$77,052

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
For the three and six months ended June 30, 2020 and 2019, we excluded all restricted stock units and stock options from the per share calculations as such securities were anti-dilutive. The weighted average number of restricted stock units and stock options that were excluded totaled approximately 11,663,000 and 12,464,000 for the three months ended June 30, 2020 and 2019, respectively, and approximately 12,154,000 and 12,831,000 for the six months ended June 30, 2020 and 2019, respectively.

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

The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
June 30, 2020
Short-term investments—U.S. Treasury securities	$778,348	$—	$—	$778,348
December 31, 2019
Short-term investments—U.S. Treasury securities	$536,493	$—	$—	$536,493
Long-term investments—U.S. Treasury securities	57,283	—	—	57,283
Other non-current assets—equity securities	163,936	—	—	163,936
Total	$757,712	$—	$—	$757,712
Our short- and long-term investments portfolio only contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and have a zero loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and six months ended June 30, 2020, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of June 30, 2020.
In April 2020, we sold our Immunomedics common stock holdings for $174.7 million, and, accordingly, recognized the associated realized gain in our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2020.
Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2020
U.S. Treasury securities	$776,906	$1,527	$(85)	$778,348
Contractual maturities (at date of purchase):
Due in one year or less	$649,150			$649,713
Due in one to two years	127,756			128,635
Total	$776,906			$778,348
December 31, 2019
U.S. Treasury securities	$593,565	$236	$(25)	$593,776
Contractual maturities (at date of purchase):
Due in one year or less	$466,439			$466,547
Due in one to two years	127,126			127,229
Total	$593,565			$593,776

7. Investment and other income (loss), net
Investment and other income (loss), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Gain (loss) on equity securities	$70,683	$(42,693)	$11,604	$(4,568)
Investment and other income, net	2,092	2,165	5,124	4,348
Total investment and other income (loss), net	$72,775	$(40,528)	$16,728	$(220)
Gain (loss) on equity securities includes the realized and unrealized holding gains and losses on our equity securities.

8. Inventories
Inventories consisted of the following:

(dollars in thousands)	June 30, 2020	December 31, 2019
Raw materials	$69,957	$78,285
Finished goods	20,045	7,647
Total	$90,002	$85,932
We capitalize our commercial inventory costs. Inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales.

9. Legal matters
We are engaged in a dispute with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo, regarding the ownership of certain technology used by Daiichi Sankyo in its metastatic breast cancer drug ENHERTU and certain product candidates. We believe that the linker and other ADC technology used in ENHERTU and these drug candidates are improvements to our ADC technology, the ownership of which we contend was assigned to us under the terms of a 2008 collaboration agreement between us and Daiichi Sankyo. On November 4, 2019, Daiichi Sankyo filed a declaratory judgment action in the United States District Court for the District of Delaware, alleging that we are not entitled to the intellectual property rights under dispute, in an attempt to have the case heard in federal court. On November 12, 2019, we submitted an arbitration demand to the American Arbitration Association seeking, among other remedies, a declaration that we are the owner of the intellectual property rights under dispute, monetary damages, and a running royalty. On March 25, 2020, a District of Delaware magistrate judge issued a stay of Daiichi Sankyo’s court action pending determination by the arbitrator of whether the suit should be heard in court or arbitration. On April 8, 2020, Daiichi Sankyo filed objections to the magistrate judge’s order, to which we have responded. Daiichi Sankyo's objections are still pending. On April 27, 2020, the arbitrator confirmed the dispute should be resolved in arbitration and that the arbitration process should progress. As a result of this dispute, we have incurred and will continue to incur litigation expenses.
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
Overview
Seattle Genetics is a biotechnology company that develops and commercializes therapies targeting cancer. We are commercializing ADCETRIS®, or brentuximab vedotin, for the treatment of certain CD30-expressing lymphomas, PADCEV®, or enfortumab vedotin-ejfv, for the treatment of certain metastatic urothelial cancers, and TUKYSA™, or tucatinib, for treatment of certain metastatic HER2-positive breast cancers. We are also advancing a pipeline of novel therapies for solid tumors and blood-related cancers designed to address unmet medical needs and improve treatment outcomes for patients. Many of our programs, including ADCETRIS and PADCEV, are based on our antibody-drug conjugate, or ADC, technology that utilizes the targeting ability of monoclonal antibodies to deliver cell-killing agents directly to cancer cells.
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
Beyond our current labeled indications, we are evaluating ADCETRIS in several clinical trials. These include a potentially registration-enabling trial evaluating treatment with ADCETRIS in Hodgkin lymphoma and PTCL patients who are unfit for combination chemotherapy, and a potentially registration-enabling trial evaluating retreatment with ADCETRIS in Hodgkin and T-cell lymphoma patients who progress after a prior response, including in the frontline setting. We have also initiated a phase 3 clinical trial evaluating ADCETRIS in combination with lenalidomide and rituxan in patients with relapsed or refractory diffuse large B-cell lymphoma. In addition, we are evaluating ADCETRIS in combination with nivolumab for Hodgkin and non-Hodgkin lymphoma under a clinical collaboration with Bristol-Myers Squibb Company, or BMS. Nivolumab is a programmed death-1, or PD-1, immune checkpoint inhibitor. In April 2020, we and BMS agreed to co-fund an additional cohort in an ongoing trial that will evaluate the combination of ADCETRIS, nivolumab and chemotherapy as first-line therapy in stage I and II Hodgkin lymphoma.
PADCEV® (enfortumab vedotin-ejfv)
Our second marketed product, PADCEV, was granted accelerated approval by the FDA in December 2019 for the treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received a PD-1 or PD-L1 inhibitor and a platinum-containing chemotherapy before (neoadjuvant) or after (adjuvant) surgery or in a locally advanced or metastatic setting. It is the first FDA approved treatment for these patients. PADCEV was approved under the FDA’s Accelerated Approval Program based on tumor response rate. Continued approval may be contingent upon verification and description of clinical benefit in a confirmatory trial. A global, randomized phase 3 clinical trial, called EV-301, which is a required confirmatory trial, is ongoing and is also intended to support global registrations. We completed enrollment in the trial in January 2020.

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
FDA approval of PADCEV was supported by data from a single-arm pivotal phase 2 clinical trial called EV-201. The trial enrolled 125 patients with locally advanced or metastatic urothelial cancer who received prior treatment with a PD-1 or PD-L1 inhibitor and a platinum-based chemotherapy. We have completed enrollment in the EV-201 trial for the second cohort of patients who previously received a PD-1 or PD-L1 inhibitor, are platinum naive and were not candidates for treatment with cisplatin, which we believe could potentially serve as the basis for a second indication.

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
In February 2020, based on the positive initial results of the EV-103 trial, the FDA granted Breakthrough Therapy designation for PADCEV in combination with pembrolizumab for the treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting. In April 2020, we announced that based on discussions with the FDA, data from the randomized cohort K in the EV-103 trial, along with other data from the EV-103 trial, could potentially support registration under the FDA's Accelerated Approval Program. The primary outcome measures are objective response rate and duration of response.
In addition to the potential accelerated approval pathway based on the EV-103 trial, we are conducting a global, registrational phase 3 trial, called EV-302, in frontline metastatic urothelial cancer in collaboration with Astellas and Merck. We, Astellas and Merck are jointly funding EV-302 and the trial is being led by us. EV-302 is an open-label, randomized phase 3 clinical trial evaluating the combination of PADCEV and pembrolizumab with or without chemotherapy versus chemotherapy alone in patients with previously untreated locally advanced or metastatic urothelial cancer. The trial includes metastatic urothelial cancer patients who are either eligible or ineligible for cisplatin-based chemotherapy and is expected to enroll 1,095 patients. In April 2020, the first patient was dosed in the trial. The trial has dual primary endpoints of progression-free survival and overall survival and is intended to support global registrations and potentially serve as a confirmatory trial if accelerated approval is granted based on EV-103.
In April 2020, we entered into an agreement with Merck to evaluate PADCEV in MIBC. Merck has amended its ongoing phase 3 KEYNOTE-905 registrational trial in cisplatin-ineligible patients with MIBC to include an arm evaluating PADCEV in combination with pembrolizumab.
In January 2020, we and Astellas also initiated a phase 2 clinical trial, called EV-202, to evaluate PADCEV monotherapy in solid tumors that have high-levels of Nectin-4 expression, including non-small cell lung, head and neck, gastric/esophageal and breast cancers. In March 2020, the first patient was dosed in the trial.
TUKYSA™ (tucatinib)
In April 2020, TUKYSA received approval from the FDA in combination with trastuzumab and capecitabine for the treatment of adult patients with advanced unresectable or metastatic HER2-positive breast cancer, including patients with brain metastases, who have received one or more prior anti-HER2-based regimens in the metastatic setting. TUKYSA is an oral, small molecule tyrosine kinase inhibitor, or TKI, that is highly selective for HER2, a growth factor receptor overexpressed in many cancers. The FDA reviewed the application for approval under the Oncology Center of Excellence's, or OCE's, Real Time Oncology Review, or RTOR, pilot program. We are also participating in the Project Orbis initiative of the FDA OCE which provides a framework for concurrent submission and review of oncology products among international partners. Under this program we have received approval in Canada, Singapore, and Switzerland. The application in Australia is under review. In January 2020, we submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, and the submission was validated, which confirmed it was sufficiently complete to begin the formal review process.
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

In May 2020, positive results from exploratory analyses of intracranial efficacy, including survival, in patients with HER2-positive metastatic breast cancer who had stable or active brain metastases in the HER2CLIMB-01 pivotal trial were presented in an oral presentation in the virtual scientific program of the 2020 American Society of Clinical Oncology Annual Meeting and simultaneously published in the Journal of Clinical Oncology. The exploratory analyses demonstrated that patients with brain metastases who received TUKYSA in combination with trastuzumab and capecitabine versus trastuzumab and capecitabine alone had a 42 percent reduction in the risk of death, a 68 percent reduction in the risk of central nervous system disease progression (a delay in progression in the brain) or death and a more than doubling of intracranial response rate (47 percent vs. 20 percent) for patients who had active measurable intracranial lesions at baseline.
We are conducting a broad clinical development program of TUKYSA including ongoing and planned trials in earlier lines of breast cancer and in other HER2-positive cancers. In October 2019, we initiated a phase 3 randomized trial, called HER2CLIMB-02, evaluating TUKYSA versus placebo, each in combination with T-DM1, for patients with unresectable locally advanced or metastatic HER2-positive breast cancer, including those with brain metastases, who have had prior treatment with a taxane and trastuzumab.
We are also conducting a phase 2 trial, called MOUNTAINEER, evaluating TUKYSA in combination with trastuzumab in patients with HER2-positive, RAS wild-type metastatic colorectal cancer after treatment with first- and second-line standard-of-care therapies. Initial results from 23 patients were presented at the ESMO 2019 Congress that demonstrated encouraging antitumor activity. We believe the trial could potentially support an application for accelerated approval in the U.S.
Tisotumab Vedotin
In collaboration with Genmab A/S, or Genmab, we are developing tisotumab vedotin, which is an ADC targeting tissue factor. We and Genmab are conducting a pivotal phase 2 trial, called innovaTV 204, evaluating single-agent tisotumab vedotin for patients with recurrent and/or metastatic cervical cancer who have relapsed or progressed after standard of care treatment. In June 2020, we announced positive topline results from the innovaTV 204 trial. The topline results from the trial showed a 24 percent confirmed objective response rate by independent central review (95% Confidence Interval: 15.9%-33.3%) with a median duration of response of 8.3 months. The most common treatment-related adverse events (greater than or equal to 20 percent) included alopecia, epistaxis (nose bleeds), nausea, conjunctivitis, fatigue and dry eye. Based on the positive results, the companies plan to discuss with the FDA a potential Biologics License Application, or BLA, submission to support accelerated approval.

We are also conducting a phase 2 clinical trial, called innovaTV 205, evaluating tisotumab vedotin as monotherapy and in combination with certain other anti-cancer agents for first-line treatment of patients with recurrent or advanced cervical cancer. Additionally, we are conducting a phase 2 clinical trial, called innovaTV 207, for patients with relapsed, locally advanced or metastatic solid tumors and a phase 2 clinical trial, called innovaTV 208, for patients with platinum-resistant ovarian cancer.
Other clinical and early-stage product candidates
Our earlier-stage pipeline includes ladiratuzumab vedotin, an ADC targeting LIV-1, which is currently being evaluated in phase 1 and phase 2 clinical trials both as monotherapy and in combination with other agents for patients with metastatic breast cancer and select solid tumors with high LIV-1 expression.
In addition, we are advancing multiple earlier stage programs that employ our proprietary technologies. In June 2020, the first patient was dosed in a phase 1 clinical trial of our investigational agent SEA-TGT, also known as SGN-TGT, an anti-TIGIT antibody for patients with solid tumors and lymphomas. TIGIT (T-cell immune receptor with Ig and ITIM domains) is an inhibitory immune receptor that is emerging as a clinically relevant immuno-oncology target. SEA-TGT is a nonfucosylated human IgG1 antibody that uses our proprietary Sugar Engineered Antibody (SEA) technology. We also announced the dosing of the first patient in a phase 1 clinical trial evaluating our investigational agent SGN-B6A, an ADC targeting integrin beta-6, which is overexpressed in numerous solid tumors and has been demonstrated to be a negative prognostic indicator across a diverse range of cancers.

Antibody-Drug Conjugate technology license agreements
We have active license agreements for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; and Progenics Pharmaceuticals Inc, as well as collaboration agreements with Astellas and Genmab. Genentech and GSK have ADCs using our technology in late-stage clinical trials. In June 2019, Genentech received accelerated approval from the FDA and, in January 2020, received conditional marketing authorization from the European Commission for Polivy® (polatuzumab vedotin-piic), an ADC that uses our technology, to treat patients with relapsed or refractory diffuse large B-cell lymphoma. Under our ADC license agreement with Genentech, the accelerated approval of Polivy triggered a milestone payment to us and we also receive royalties on net sales of Polivy worldwide. In January 2020, the FDA granted priority review for GSK's BLA and in February 2020 the EMA validated GSK's MAA for belantamab mafodotin, an additional ADC that uses our technology, for the treatment of patients with relapsed or refractory multiple myeloma, whose prior therapy included an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 antibody.
COVID-19
We are continuing to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important medicines to patients as rapidly as possible.
We have implemented measures designed to protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. We are continuing our essential research and laboratory activities on site, and following guidance from relevant authorities, have carried out a limited re-opening of our office in Zug, Switzerland. We are taking a number of additional precautionary measures to protect employees who are on site, such as temperature checks, screening protocols, masks, social distancing and making testing available. In the conduct of our business activities, we are also taking actions designed to protect the safety of patients and healthcare professionals. Among other actions, our field-based personnel paused in-person customer interactions in healthcare settings and have been using electronic communications to support healthcare professionals and patients. Recently, following guidance from relevant authorities, we have begun to slowly reintroduce in-person interactions for our field-based personnel where state and local laws and regulations allow, the institution or office is accepting in-person interactions, and our field-based personnel are comfortable engaging in-person with healthcare providers. We believe that the measures we have implemented are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor conditions and related guidance from governmental authorities and adjust our activities as appropriate.
Outlook
While ADCETRIS product sales have grown over time, and our future plans assume that sales of ADCETRIS will increase, we expect lower sales growth for ADCETRIS in 2020 as compared to growth in 2019. We expect that our ability to continue to grow our ADCETRIS sales, if at all, will depend primarily on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in its approved indications, including in the frontline Hodgkin lymphoma indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS. Other important factors affecting ADCETRIS sales include the extent to which Takeda obtains further regulatory approvals of ADCETRIS in its territories, the incidence flow of patients eligible for treatment in ADCETRIS’ approved indications, the extent to which coverage and adequate levels of reimbursement for ADCETRIS are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for ADCETRIS, increasing competition from competing therapies including pembrolizumab in multiple indications, including in the relapsed or refractory classical Hodgkin lymphoma indication, negative impacts resulting from the evolving effects of the COVID-19 pandemic and the potential future approval of ADCETRIS in any additional indications. For these reasons, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. In addition, as a result of these and other factors, our future ADCETRIS product sales can be difficult to accurately predict from period to period.

Our ability to realize the anticipated benefits from our investment in PADCEV is subject to a number of risks and uncertainties, including our and Astellas’ ability to successfully jointly launch, market and commercialize PADCEV in the U.S. in its approved indication, the extent to which we and Astellas are able to obtain regulatory approvals of PADCEV in additional indications, including in the frontline metastatic urothelial cancer setting, and in territories outside the U.S., our ability and Astellas’ ability to successfully comply with rigorous post-marketing requirements, including the successful completion of the required confirmatory post-marketing study that we and Astellas are subject to as a result of an accelerated approval by the FDA, the acceptance of PADCEV by the medical community and patients, the extent to which physicians make prescribing decisions with respect to PADCEV, the incidence flow of patients eligible for treatment in PADCEV’s approved indication, the duration of therapy for patients receiving PADCEV, the extent to which coverage and adequate levels of reimbursement for PADCEV are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for PADCEV, potential competition from competing therapies, the impact of conducting launch activities virtually during the COVID-19 pandemic and other negative impacts resulting from the evolving effects of the COVID-19 pandemic. In addition, due to the lack of significant historical sales data and these factors, PADCEV sales are currently difficult to predict from period to period.
Our ability to realize the anticipated benefits of our investment in TUKYSA is subject to a number of risks and uncertainties, including our ability to successfully launch, market and commercialize TUKYSA in the U.S. in its approved indication, the extent to which we are able to obtain regulatory and other required governmental and pricing and reimbursement approvals of TUKYSA in additional territories, including in the European Union, the extent to which we are able to obtain regulatory approvals of TUKYSA in additional indications, including earlier lines of breast cancer and other HER2-positive cancers, the acceptance of TUKYSA by the medical community and patients, competition from other therapies, our ability to accurately predict and supply product demand, the extent to which coverage and reimbursement will be available from governments and other third-party payors, our capacity to effectively commercialize a product outside of the U.S., the impact of conducting launch activities virtually during the COVID-19 pandemic and other negative impacts resulting from the evolving effects of the COVID-19 pandemic. In addition, due to the lack of significant historical sales data and these factors, TUKYSA sales are currently difficult to predict from period to period.
The biopharmaceutical industry and the markets in which we operate are intensely competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. Drug prices are under significant scrutiny and we expect drug pricing and other healthcare costs to continue to be subject to intense political and societal pressures on a global basis. For example, in July 2020, President Trump announced four Executive Orders related to reducing prescription drug prices and we expect that drug pricing will continue to be subject to close scrutiny by federal, state and foreign governments. In addition to pricing actions and other measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, our sales and operations could also be affected by other risks of doing business internationally.

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

We are closely evaluating the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates. While we have begun to slowly reintroduce in-person interactions for our field-based personnel, our field-based personnel have largely paused in-person interactions in healthcare settings and instead have been using electronic communication, such as emails, phone calls and video conferences. Many healthcare professionals that we normally call on are working a greater proportion of their working schedule from home and are facing additional demands on their time during the COVID-19 pandemic. We are experiencing increased competition for virtual appointments with healthcare professionals. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators across all of our products, as well as physician awareness of our products. In particular, our ability to continue to effectively launch PADCEV and TUKYSA may be limited by the need to conduct these activities virtually. We have not launched a product using this approach in the past and cannot predict the effects that this approach will have on demand for TUKYSA or PADCEV in the short or long term. However, we expect that the need to conduct these activities virtually will negatively impact our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. As customers and governmental authorities relax their requirements or guidance on social distancing, we face additional challenges that will limit our ability to fully resume in-person interactions, including the potential for more severe outbreaks, limited access to personal protective equipment, the need to navigate varying restrictions for entering healthcare facilities and employee childcare obligations during school closures. In addition, the effects of the COVID-19 pandemic continue to evolve rapidly and even if our field-based personnel more fully resume in-person interactions, we may subsequently be forced to, or subsequently determine that we should, resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 infection, positivity or hospitalization rates or otherwise. Moreover, COVID-19 related restrictions could also present product distribution challenges as we utilize new distribution channels for TUKYSA for the first time. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety. It is also possible that the evolving effects of the COVID-19 pandemic may negatively affect our product sales due to patient challenges in accessing healthcare settings, significant increases in unemployment and the resulting loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs or inability of government agencies to process additional applications, all of which could potentially affect diagnosis rates, side effect management, and course of treatment and increase enrollment in our patient support programs. The long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. In addition, we have observed lower than expected levels of our research and development spending, in part as a result of the COVID-19 pandemic. This includes a negative impact on clinical trial enrollment at certain centers in regions that are experiencing heightened impact from the effects of the COVID-19 pandemic as well as reduced travel due to the conversion of medical and scientific meetings to virtual format. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, we do nonetheless expect some impacts to our clinical study timelines, likely consisting of a matter of months depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, which could ultimately delay data availability. In addition, many of our non-essential on site research activities are currently significantly reduced as a result of the COVID-19 pandemic, which may negatively impact the number of investigational new drug application, or IND, candidates entering our clinical pipeline in future years. The extent to which the risks and evolving effects of the COVID-19 pandemic impact our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease. For more information on the risks and uncertainties associated with the evolving effects of the COVID-19 pandemic on our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts, see “Part II Item 1A—Risk Factors.”

Because of the above and other factors, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.
Financial summary
For the six months ended June 30, 2020, our total revenues increased to $512.5 million, compared to $413.6 million for the same period in 2019. This growth was driven by the U.S. launches of PADCEV beginning in December 2019 and TUKYSA in April 2020, respectively, as well as higher royalty revenues and ADCETRIS net product sales, offset in part by lower collaboration and license agreement revenues.

For the six months ended June 30, 2020, total costs and expenses increased to $718.8 million, compared to $506.0 million for the same period in 2019. This reflected higher sales, general and administrative cost related to staffing, to support our commercialized products, as well as higher research and development expenses from continued investment in our early- and late-stage pipeline. For the six months ended June 30, 2020, net loss was favorably impacted by a gain of $11.6 million, which was primarily associated with our equity securities.
As of June 30, 2020, we had $895.7 million in cash, cash equivalents and investments and $1.8 billion in total stockholders’ equity.

Results of operations
Net product sales

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
ADCETRIS	$167,535	$158,980	5%	$331,588	$293,981	13%
PADCEV	57,175	—	N/A	91,636	—	N/A
TUKYSA	15,755	—	N/A	15,755	—	N/A
Net product sales	$240,465	$158,980	51%	$438,979	$293,981	49%
N/A: No amount in comparable period or not a meaningful comparison.
Our net product sales grew 51% and 49% during the three and six months ended June 30, 2020, respectively, compared to the prior year periods. We began commercializing PADCEV and TUKYSA following FDA approvals in December 2019 and April 2020, respectively. ADCETRIS net product sales increased for the three and six months ended June 30, 2020 from the comparable period in 2019, primarily due to the effect of price increases, and to a lesser extent, higher sales volumes during the current year periods.
While we expect growth in net product sales in 2020 from 2019, primarily driven by the recent launches of PADCEV and TUKYSA, as well as continued growth in ADCETRIS net product sales, we also expect lower net product sales growth for ADCETRIS in 2020 as compared to growth in 2019.
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2019	$38,116	$7,538	$45,654
Provision related to current period sales	156,678	11,901	168,579
Adjustment for prior period sales	(347)	—	(347)
Payments/credits for current period sales	(133,066)	(6,432)	(139,498)
Payments/credits for prior period sales	(29,683)	(1,665)	(31,348)
Balance as of June 30, 2020	$31,698	$11,342	$43,040
Government-mandated rebates and chargebacks are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the six months ended June 30, 2020 as a result of price increases for ADCETRIS that we instituted that exceeded the rate of inflation. The most significant portion of our gross-to-net accrual balances as of June 30, 2020 and 2019 was for Medicaid rebates. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2020 as compared to 2019, driven by anticipated growth in our gross product sales.

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

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Royalty revenues	$31,235	$23,337	34%	$51,595	$38,957	32%
Royalty revenues increased for the three and six months ended June 30, 2020 from the comparable period in 2019, primarily due to growth in Takeda net sales of ADCETRIS in its territories, as well as higher Roche net sales of Polivy, which began in the second quarter of 2019.
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
Collaboration and license agreement revenues by collaborator were as follows:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Takeda	$5,598	$28,760	(81)%	$15,913	$72,139	(78)%
Other	700	7,370	(91)%	6,025	8,569	(30)%
Total collaboration and license agreement revenues	$6,298	$36,130	(83)%	$21,938	$80,708	(73)%
Collaboration revenues from Takeda fluctuate based on changes in reimbursement funding under the ADCETRIS collaboration, which are impacted by the activities each party is performing under the collaboration agreement at a given time. Additionally, we receive reimbursement for the cost of drug product supplied to Takeda for its use, the timing of which fluctuates based on Takeda’s product supply needs. Collaboration revenues from Takeda can also fluctuate based on the achievement of milestones by Takeda. Collaboration revenues from Takeda for the three and six months ended June 30, 2020 decreased compared to the comparable periods in 2019, primarily as a result of regulatory milestones achieved by Takeda in 2019 totaling $7.5 million and $37.5 million during the three and six months ended June 30, 2019, respectively, and the completion of the Takeda performance period in November 2019.
Other collaboration revenues decreased for the three and six months ended June 30, 2020 as compared to the comparable periods in 2019 primarily due to recognition of a regulatory milestone achieved by Genentech in the second quarter of 2019, offset in part by the recognition of a regulatory milestone achieved by Genentech in the first quarter of 2020.
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
As of June 30, 2020, we had achieved milestone payments totaling $157.5 million related to regulatory and commercial progress by Takeda. As of June 30, 2020, total future potential milestone payments to us under this collaboration could total $77.0 million. Of that amount, up to approximately $7.0 million relates to the achievement of development milestones, up to $70.0 million relates to the achievement of regulatory milestones. In addition, we recognize royalty revenues, where royalties are based on a percentage of Takeda's net sales of ADCETRIS in its licensed territories, with percentages ranging from the mid-teens to the mid-twenties based on annual net sales tiers, and sales-based milestones. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS, which is included in royalty revenues.
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
In 2018, we and Astellas entered into a joint commercialization agreement to govern the global commercialization of PADCEV:
•In the U.S., we and Astellas jointly promote PADCEV. We record sales of PADCEV in the U.S. and are responsible for all U.S. distribution activities. The companies each bear the costs of their own sales organizations in the U.S., equally share certain other costs associated with commercializing PADCEV in the U.S., and equally share in any profits realized in the U.S.
•Outside the U.S., we have commercialization rights in all countries in North and South America, and Astellas has commercialization rights in the rest of the world, including Europe, Asia, Australia and Africa. The agreement is intended to provide that we and Astellas will effectively equally share in costs incurred and any profits realized in all of these markets. Cost and profit sharing in Canada, the United Kingdom, Germany, France, Spain and Italy will be based on product sales and costs of commercialization. In the remaining markets, the commercializing party will bear costs and will pay the other party a royalty rate applied to net sales of the product based on a rate intended to approximate an equal profit share for both parties.
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

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Cost of sales	$48,244	$10,897	343%	$77,665	$21,197	266%
Cost of sales increased for the three and six months ended June 30, 2020 from the comparable periods in 2019 primarily due to the gross profit share with Astellas driven by PADCEV net product sales, which totaled $27.1 million and $43.5 million for the three and six months ended June 30, 2020, respectively. We and Astellas launched PADCEV in the U.S. in December 2019. Cost of sales also increased due to amortization expense of $4.7 million for acquired TUKYSA technology costs during the three and six months ended June 30, 2020, which began following FDA approval of TUKYSA in April 2020, as well as royalties owed for PADCEV and TUKYSA net product sales.
We expect cost of sales to substantially increase in 2020 as compared to 2019 as a result of the net product sales growth of our commercial-stage drugs. This includes cost of product sales for PADCEV and the gross profit share with Astellas under our collaboration. Growth will also be driven by the cost of product sales for TUKYSA and the amortization of acquired technology costs. The increase in cost of sales will also reflect expected growth in ADCETRIS net product sales. Product costs of sales includes a low-single digit royalty on ADCETRIS sales, a mid-single digit royalty on PADCEV sales, and a low double-digit royalty on TUKYSA sales related to licensed technology applicable to the drug. Cost of sales for PADCEV and TUKYSA in 2020 will be partially reduced by the use of product inventory that was manufactured prior to FDA approval, and previously charged to research and development expense.

Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Research and clinical development	$137,158	$109,194	26%	$270,387	$216,131	25%
Process sciences and manufacturing	60,919	54,735	11%	122,889	106,063	16%
Total research and development	$198,077	$163,929	21%	$393,276	$322,194	22%
Certain prior year balances have been reclassified within research and development expenses to conform to current year presentation.
Research and clinical development expenses include personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase for the three and six months ended June 30, 2020 from the comparable periods in 2019 primarily reflected increases in employee-related costs and external development costs mainly to support our early- and late-stage pipeline of product candidates.
Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase for the three and six months ended June 30, 2020 from the comparable periods in 2019 primarily reflected increases in employee-related costs and external development costs primarily to support our early- and late-stage pipeline of product candidates.

We utilize our employee and infrastructure resources across multiple research and development projects. We track human resource efforts expended on many of our programs for purposes of billing our collaborators for time incurred at agreed upon rates and for resource planning. We do not account for actual costs on a project basis as it relates to our infrastructure, facility, employee and other indirect costs; however, we do separately track significant third-party costs including clinical trial costs, manufacturing costs and other contracted service costs on a project basis. To that end, the following table shows third-party costs incurred for research, contract manufacturing of our product candidates and clinical and regulatory services, as well as milestone payments for in-licensed technology for our products and certain of our clinical-stage product candidates. The table also presents other costs and overhead consisting of third-party costs for our preclinical stage programs, as well as personnel, facilities, manufacturing, and other indirect costs not directly charged to development programs.

	Three months ended June 30,		Six months ended June 30,		Five years ended
(dollars in thousands)	2020	2019	2020	2019	June 30, 2020
ADCETRIS (brentuximab vedotin)	$11,901	$14,798	$23,102	$21,779	$289,647
TUKYSA (tucatinib)	15,444	23,415	37,970	43,828	162,985
PADCEV (enfortumab vedotin-ejfv)	2,809	6,743	13,810	13,194	103,084
Tisotumab vedotin	7,271	7,094	13,101	14,674	71,799
Ladiratuzumab vedotin	4,592	5,121	9,013	10,680	81,097
Other clinical stage programs	8,442	4,862	13,637	12,614	266,803
Total third-party costs for clinical stage programs	50,459	62,033	110,633	116,769	975,415
Other costs and overhead	147,618	101,896	282,643	205,425	1,683,943
Total research and development	$198,077	$163,929	$393,276	$322,194	$2,659,358
Third-party costs for ADCETRIS decreased for three months ended June 30, 2020 from the comparable period in 2019, primarily due to lower drug product supplied to Takeda. Third-party costs for ADCETRIS increased for the six months ended June 30, 2020 from the comparable period in 2019, primarily due to higher clinical trial expenses. The cost of drug product supplied to Takeda is charged to research and development expense. We are reimbursed for the drug product, which is included in collaboration and license agreement revenues.
Third-party costs for TUKYSA decreased for the three and six months ended June 30, 2020 , as compared to the comparable periods in 2019, primarily due to lower manufacturing expenses, driven by the approval of TUKYSA in April 2020. Following the approval of TUKYSA, we began capitalizing inventory costs manufactured for commercial sale.
Third-party costs for PADCEV decreased for three months ended June 30, 2020 from the comparable period in 2019, primarily due to the timing of our ongoing PADCEV clinical trials. Third-party costs for PADCEV were consistent for the six months ended June 30, 2020 as compared to the comparable period in 2019.
Third-party costs for tisotumab vedotin were consistent for the three and six months ended June 30, 2020, from the comparable periods in 2019.
Third-party costs for ladiratuzumab vedotin decreased slightly for the three and six months ended June 30, 2020, as compared to the comparable periods in 2019, primarily due to lower research and clinical development expenses.
Other costs and overhead include third-party costs of our preclinical programs and costs associated with personnel and facilities. These costs increased for the three and six months ended June 30, 2020 from the comparable periods in 2019, due to the addition of new preclinical programs and higher employee-related expenses from headcount growth.
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

Selling, general and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Selling, general and administrative	$125,642	$82,331	53%	$247,891	$162,602	52%
Selling, general and administrative expenses increased for the three and six months ended June 30, 2020 from the comparable periods in 2019 primarily due to increased field sales personnel for our recently commercialized products, and higher infrastructure costs to support our continued growth.
We anticipate that selling, general and administrative expenses will increase in 2020 as compared to 2019 as we support the launches of PADCEV and TUKYSA, and invest in infrastructure to support our continued growth.

Investment and other income (loss), net

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Gain (loss) on equity securities	$70,683	$(42,693)	(266)%	$11,604	$(4,568)	(354)%
Investment and other income, net	2,092	2,165	(3)%	5,124	4,348	18%
Total investment and other income (loss), net	$72,775	$(40,528)	(280)%	$16,728	$(220)	(7,704)%
Investment and other income (loss), net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities (which primarily included common stock holdings in Immunomedics prior to the sale of these securities in April 2020), realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
The gain on equity securities in three and six months ended June 30, 2020 was primarily driven by a $70.7 million gain from the sale of our equity securities. In April 2020, we sold our Immunomedics common stock holdings for $174.7 million, and, accordingly, recognized the associated realized gain in our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2020.
Investment and other income, net reflects amounts earned on our investments in U.S. Treasury securities. Investment and other income, net was consistent for the three months ended June 30, 2020 compared to the comparable period in 2019, and increased for the six months ended June 30, 2020 compared to the comparable period in 2019 due to higher investment balances as a result of the net proceeds from our July 2019 equity offering.

Liquidity and capital resources

(in thousands)	June 30, 2020	December 31, 2019
Cash, cash equivalents, and investments	$895,668	$868,338
Working capital	1,047,967	917,284
Stockholders’ equity	1,814,077	1,876,287

	Six months ended June 30,
(in thousands)	2020	2019
Cash provided (used) by:
Operating activities	$(155,343)	$(91,240)
Investing activities	(55,113)	39,114
Financing activities	53,271	38,052

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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of June 30, 2020, we had $895.7 million held in cash, cash equivalents and investments scheduled to mature within the next twelve months.
At our currently planned spending rates, we believe that our existing financial resources together with product sales, royalty revenues, and the milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months.
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, and support our development, commercialization, and planned global expansion, which may require us to raise additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. We may seek additional capital through some or all of the following methods: corporate collaborations, licensing arrangements, and public or private debt or equity financings. In this regard, our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the evolving effects of the COVID-19 pandemic. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.
Commitments
Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2019. Our future minimum contractual commitments have not changed materially from the amounts previously reported.
Critical accounting policies
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the six months ended June 30, 2020 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, except for the following updates:
Revenue recognition - net product sales
We sell ADCETRIS, PADCEV, and TUKYSA through a limited number of specialty distributors and specialty pharmacies. We and our collaboration partner Astellas Pharma, Inc. or Astellas jointly promote PADCEV in the U.S. Under the joint promotion in the U.S., we record net sales of PADCEV and are responsible for all distribution through a limited number of specialty distributors. The delivery of our products represents a single performance obligation for these transactions and we record net product sales at the point in time when title and risk of loss pass. The transaction price for net product sales represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to-date. These estimates involve a substantial degree of judgment. We have applied a portfolio approach as a practical expedient for estimating net product sales.

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
We have a Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of our products. In addition, we have entered into a Pharmaceutical Pricing Agreement with the Secretary of Health and Human Services, which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of our products. Under these agreements, distributors process a chargeback to us for the difference between wholesale acquisition cost and the applicable discounted price. We estimate expected chargebacks for FSS and PHS purchases based on the expected value of each entity’s eligibility for the FSS and PHS programs. We also review historical rebate and chargeback information to further refine these estimates.
Distribution fees, product returns and other deductions: Our distributors charge a volume-based fee for distribution services that they perform for us. We allow for the return of product that is within a specified number of days prior to or past expiration date or that is damaged. We estimate product returns based on our experience to-date using the expected value approach. We provide financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance through our patient support programs. Estimated contributions for commercial coinsurance under SeaGen Secure are deducted from gross sales and are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect our actual experience.
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
In-process research and development assets are accounted for as indefinite-lived intangible assets and maintained on the balance sheet until either the underlying project is completed or the asset becomes impaired. If the project is completed, which generally occurs when FDA approval is obtained, the carrying value of the related intangible asset is amortized to cost of sales on a straight-line basis over the estimated useful life of the asset beginning in the period in which the project is completed. We periodically evaluate when facts or circumstances indicate that the carrying value of these assets may not be recoverable. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is recorded in the period in which the impairment occurs.
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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our three marketed products are ADCETRIS®, or brentuximab vedotin, PADCEV®, or enfortumab vedotin-ejfv, which received accelerated approval from the U.S. Food and Drug Administration, or FDA, in December 2019, and TUKYSATM, or tucatinib, which received approval from the FDA in April 2020. Our ability to generate revenue from product sales and our prospects for profitability are substantially dependent on our and our collaborators’ ability to effectively commercialize ADCETRIS, PADCEV and TUKYSA and expand their utilization. We may not be able to fully realize the commercial potential of our products, or commercial sales of our products may be lower than our projections, for a number of reasons, including:
•we and our collaborators may be unable to effectively commercialize our products, including in any new markets or in any new indications for which we receive marketing approval;
•we may not be able to establish or demonstrate in the medical community the safety, efficacy or value of our products and their potential advantages compared to existing and future therapeutics in their approved indications, including, with respect to ADCETRIS, in the newly diagnosed, previously untreated Stage III and IV classical Hodgkin lymphoma indication, or the frontline Hodgkin lymphoma indication;
•we and our collaborators may not be able to obtain and maintain regulatory and other required governmental approvals to market our products for their currently approved indications in any additional territories or for any additional indications, including any additional approvals for PADCEV or TUKYSA, which would limit the sales and commercial potential of the applicable product;
•new competitive therapies in ADCETRIS' approved indications, including immuno-oncology agents such as PD-1 inhibitors (e.g., pembrolizumab and nivolumab) and other novel agents (e.g., mogamulizumab), in PADCEV's approved indication, including antibody drug conjugates (e.g., sacituzumab govitecan) and other targeted agents (e.g., erdafitinib for patients with select fibroblast growth factor receptor, or FGFR, genetic alterations), and in TUKYSA's approved indication, including HER2-targeting agents (e.g., fam-trastuzumab deruxtecan-nxki, neratinib, margetuximab and SYD985), have been approved by regulatory authorities or may be submitted in the near term to regulatory authorities for approval, and these competitive products could negatively impact commercial sales of ADCETRIS, PADCEV or TUKYSA, respectively;
•there may be changes to the labels for our products, including the boxed warning in the ADCETRIS label, that further restrict how we market and sell our products, including as a result of data collected from any of the clinical trials that we and our collaborators are conducting or may in the future conduct for our products, including the post-approval confirmatory studies that our collaborator, Takeda Pharmaceutical Company Limited, or Takeda, is required to conduct as a condition to the conditional marketing authorization of ADCETRIS granted by the European Commission, or the EC, and the confirmatory post-marketing study that we and our collaborator, Astellas Pharma, Inc., or Astellas, are required to conduct as a condition to the accelerated approval of PADCEV by the FDA, or as a result of investigator-sponsored studies;
•the estimated incidence rate of new patients or the duration of therapy in the approved indications for our products may be lower than our projections;
•there may be adverse results or events reported in any of the clinical trials that we or our collaborators are conducting, or may conduct in the future, for our products;

•we and our collaborators may be unable to continue to effectively market, sell and distribute our products;
•the negative impacts to our commercialization efforts, and those of our collaborators, resulting from the risks and evolving effects of the COVID-19 pandemic may increase or become more severe;
•in the case of PADCEV, our joint commercialization efforts in the U.S. with Astellas may be unsuccessful or we may encounter challenges in joint decision making and joint execution that adversely affect PADCEV product sales;
•our products may be impacted by adverse reimbursement and coverage policies from government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or may be subject to pricing pressures enacted by industry organizations or state and federal governments, including as a result of increased scrutiny over pharmaceutical pricing or otherwise;
•the relative price of our products may be higher than alternative treatment options, and therefore their reimbursement may be limited by private and governmental insurers;
•physicians may be reluctant to prescribe our products due to side effects associated with their use or until longer term efficacy and safety data exist;
•there may be changed or increased regulatory restrictions;
•we may not have adequate financial or other resources to effectively commercialize our products; and
•we may not be able to obtain adequate commercial supplies of our products to meet demand or at an acceptable cost.
We have an agreement with Takeda to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Takeda has commercial rights in the rest of the world. We also have agreements with Astellas to develop and commercialize PADCEV, under which we and Astellas jointly promote PADCEV in the U.S., we have commercialization rights in the other countries in North and South America, and Astellas has commercialization rights in the rest of the world. The success of these collaborations and the activities of our collaborators will significantly impact the development and commercialization of our products. We cannot control the amount and timing of resources that our collaborators dedicate to the development and commercialization of ADCETRIS or PADCEV, or to their marketing and distribution. Our ability to generate royalty revenues from ADCETRIS product sales by Takeda depends on Takeda’s ability to obtain regulatory approvals for ADCETRIS in Takeda's territory, and to achieve market acceptance of, and to otherwise effectively market, ADCETRIS for its approved indications in Takeda’s territory. Our ability to generate revenues from PADCEV product sales in the U.S. and in Astellas' territories depends on our and Astellas' ability to effectively jointly commercialize PADCEV in the U.S, and on Astellas' ability to obtain regulatory approvals for, achieve market acceptance of, and otherwise effectively market, PADCEV in Astellas' territories. Moreover, foreign sales of our products could be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions or barriers and changes in tariffs, including as a result of the United Kingdom’s separation from the European Union, commonly referred to as Brexit, escalating global trade and political tensions, the evolving effects of the COVID-19 pandemic or otherwise.

We are closely evaluating the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates. While we have begun to slowly reintroduce in-person interactions for our field-based personnel, our field-based personnel have largely paused in-person interactions in healthcare settings and instead have been using electronic communication, such as emails, phone calls and video conferences. Many healthcare professionals that we normally call on are working a greater proportion of their working schedule from home and are facing additional demands on their time during the COVID-19 pandemic. We are experiencing increased competition for virtual appointments with healthcare professionals. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators across all of our products, as well as physician awareness of our products. In particular, our ability to continue to effectively launch PADCEV and TUKYSA may be limited by the need to conduct these activities virtually. We have not launched a product using this approach in the past and cannot predict the effects that this approach will have on demand for TUKYSA or PADCEV in the short or long term. However, we expect that the need to conduct these activities virtually will negatively impact our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. As customers and governmental authorities relax their requirements or guidance on social distancing, we face additional challenges that will limit our ability to fully resume in-person interactions, including the potential for more severe outbreaks, limited access to personal protective equipment, the need to navigate varying restrictions for entering healthcare facilities and employee childcare obligations during school closures. In addition, the effects of the COVID-19 pandemic continue to evolve rapidly and even if our field-based personnel more fully resume in-person interactions, we may subsequently be forced to, or subsequently determine that we should, resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 infection, positivity or hospitalization rates or otherwise. Moreover, COVID-19 related restrictions could also present product distribution challenges as we utilize new distribution channels for TUKYSA for the first time. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety. It is also possible that the evolving effects of the COVID-19 pandemic may negatively affect our product sales due to patient challenges in accessing healthcare settings, significant increases in unemployment and the resulting loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs or inability of government agencies to process additional applications, all of which could potentially affect diagnosis rates, side effect management, and course of treatment and increase enrollment in our patient support programs. The long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. In addition, we have observed lower than expected levels of our research and development spending, in part as a result of the COVID-19 pandemic. This includes a negative impact on clinical trial enrollment at certain centers in regions that are experiencing heightened impact from the effects of the COVID-19 pandemic, as well as reduced travel due to the conversion of medical and scientific meetings to virtual format. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, we do nonetheless expect some impacts to our clinical study timelines, likely consisting of a matter of months depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, which could ultimately delay data availability. In addition, many of our non-essential on site research activities are currently significantly reduced as a result of the COVID-19 pandemic, which may negatively impact the number of investigational new drug application, or IND, candidates entering our clinical pipeline in future years. The extent to which the risks and evolving effects of the COVID-19 pandemic impact our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease.

In addition, while ADCETRIS product sales have grown over time, and our future plans assume that sales of ADCETRIS will increase, we expect lower sales growth for ADCETRIS in 2020 as compared to growth in 2019. We expect that our ability to continue to grow our ADCETRIS sales, if at all, will depend primarily on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in its approved indications, including in the frontline Hodgkin lymphoma indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS. Other important factors affecting ADCETRIS sales include the extent to which Takeda obtains further regulatory approvals of ADCETRIS in its territories, the incidence flow of patients eligible for treatment in ADCETRIS’ approved indications, the extent to which coverage and adequate levels of reimbursement for ADCETRIS are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for ADCETRIS, increasing competition from competing therapies including pembrolizumab in multiple indications, including in the relapsed or refractory classical Hodgkin lymphoma indication, negative impacts resulting from the evolving effects of the COVID-19 pandemic and the potential future approval of ADCETRIS in any additional indications. For these reasons, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. In addition, as a result of these and other factors, our future ADCETRIS product sales can be difficult to accurately predict from period to period.
Our ability to realize the anticipated benefits from our investment in PADCEV is subject to a number of risks and uncertainties, including our and Astellas’ ability to successfully jointly launch, market and commercialize PADCEV in the U.S. in its approved indication, the extent to which we and Astellas are able to obtain regulatory approvals of PADCEV in additional indications, including in the frontline metastatic urothelial cancer setting, and in territories outside the U.S., our ability and Astellas’ ability to successfully comply with rigorous post-marketing requirements, including the successful completion of the required confirmatory post-marketing study that we and Astellas are subject to as a result of an accelerated approval by the FDA, the acceptance of PADCEV by the medical community and patients, the extent to which physicians make prescribing decisions with respect to PADCEV, the incidence flow of patients eligible for treatment in PADCEV’s approved indication, the duration of therapy for patients receiving PADCEV, the extent to which coverage and adequate levels of reimbursement for PADCEV are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for PADCEV, potential competition from competing therapies, the impact of conducting launch activities virtually during the COVID-19 pandemic and other negative impacts resulting from the evolving effects of the COVID-19 pandemic. In addition, due to the lack of significant historical sales data and these factors, PADCEV sales are currently difficult to predict from period to period.
Our ability to realize the anticipated benefits of our investment in TUKYSA is subject to a number of risks and uncertainties, including our ability to successfully launch, market and commercialize TUKYSA in the U.S. in its approved indication, the extent to which we are able to obtain regulatory and other required governmental and pricing and reimbursement approvals of TUKYSA in additional territories, including in the European Union, the extent to which we are able to obtain regulatory approvals of TUKYSA in additional indications, including earlier lines of breast cancer and other HER2-positive cancers, the acceptance of TUKYSA by the medical community and patients, competition from other therapies, our ability to accurately predict and supply product demand, the extent to which coverage and reimbursement will be available from governments and other third-party payors, our capacity to effectively commercialize a product outside of the U.S., the impact of conducting launch activities virtually during the COVID-19 pandemic and other negative impacts resulting from the evolving effects of the COVID-19 pandemic. In addition, due to the lack of significant historical sales data and these factors, TUKYSA sales are currently difficult to predict from period to period.
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
We have made and are continuing to make significant investments in a number of product candidates, including tisotumab vedotin, and in seeking regulatory approvals for ADCETRIS, PADCEV and TUKYSA. However, obtaining marketing approval is a lengthy, expensive and uncertain process, approval is never assured, and we have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. As an organization, we did not have any experience applying for regulatory approvals or pricing and reimbursement approvals in jurisdictions outside the U.S. and Canada prior to our foreign TUKYSA regulatory submissions. Further, the FDA and other regulatory agencies have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for our products and product candidates, including any regulatory approvals for ADCETRIS, PADCEV or TUKYSA in additional indications or in additional territories. In this regard, even if we believe the data collected from preclinical studies or clinical trials of our products and product candidates are promising, the FDA or any foreign regulatory authority or their respective advisors may disagree with our interpretations of this data. For example, we reported positive results from the pivotal clinical trial comparing TUKYSA added to trastuzumab and capecitabine versus trastuzumab and capecitabine alone in patients with locally advanced or metastatic HER2-positive breast cancer who were previously treated with trastuzumab, pertuzumab and ado-trastuzumab emtansine, or T-DM1, which we refer to as the HER2CLIMB-01 trial. Although we are currently seeking regulatory approvals of TUKYSA from the European Medicines Agency, or EMA, and Australia based on the results from the HER2CLIMB-01 trial, these regulatory agencies or their advisors may disagree with our interpretation of the data from the HER2CLIMB-01 trial and may otherwise determine not to approve the applications we submitted for TUKYSA in a timely manner or at all. In addition, although the FDA granted Breakthrough Therapy designation to PADCEV in combination with pembrolizumab, for treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting, this Breakthrough Therapy designation does not increase the likelihood that PADCEV will receive marketing approval in this indication or will otherwise receive any additional marketing approvals. Likewise, although we reported positive topline results from the pivotal phase 2 trial, called innovaTV 204, evaluating single-agent tisotumab vedotin for patients with recurrent and/or metastatic cervical cancer who have relapsed or progressed after standard of care treatment, and we and Genmab A/S, or Genmab, plan to discuss with the FDA a potential BLA submission to support accelerated approval for tisotumab vedotin based on the innovaTV 204 trial, we cannot be certain that the data from the innovaTV 204 trial will be sufficient to support accelerated approval. We cannot predict whether any Biologics License Application, or BLA, that we and Genmab may submit for tisotumab vedotin based on the innovaTV 204 trial will be accepted or approved in a timely manner or at all. We also cannot assure you that any of our product candidates will receive any marketing approvals. In fact, it is possible that none of our product candidates will ever become commercial products. As a result, we may not realize the anticipated benefits of our investments in our product candidates. In addition, failure to obtain regulatory approval of TUKYSA from the EMA may negatively impact our plans to build a commercial infrastructure in Europe.

Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our products in any additional indications or territories, or of any future approved product. Regulatory agencies also may approve a product for fewer or narrower indications than requested, or with a label that includes only subtypes of a particular indication rather than a more general disease classification. In addition, our products and product candidates could take a significantly longer time to gain new or initial regulatory approvals than we expect or may never gain new or initial regulatory approvals, which could delay or eliminate any potential product revenue from sales of our product candidates or of our products in any additional indications or territories and significantly delay or prevent us from achieving profitability. In this regard, part of our growth strategy is to continue to explore the use of ADCETRIS in different CD30-expressing lymphomas, to seek approval for PADCEV in our territories outside the U.S., to continue to seek approvals for TUKYSA from the EMA and Australia and to continue to explore the use of PADCEV and TUKYSA in additional indications. However, we and/or our collaborators may be unable to obtain any regulatory approvals for the commercial sale of any of our products in any additional indications or territories in a timely manner or at all. For example, as part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. However, the FDA does not always meet its PDUFA target action dates, and if the FDA were to fail to meet its PDUFA target action date in the future for any of our future regulatory applications, the commercialization of the affected product candidate, or of the affected product in any additional indications, could be delayed or impaired. In addition, while regulatory authorities have not to date notified us of any delays in their review of our regulatory applications and we have not yet experienced any obvious delays as a result of the effects of the COVID-19 pandemic, it is possible that we could experience delays in the timing of regulatory review and/or our interactions with regulatory authorities due to reduced working hours of governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay any approval decisions with respect to our regulatory applications for TUKYSA outside of the U.S., or our progress in advancing our development efforts with respect to other products and product candidates. Our interactions with regulatory authorities in other jurisdictions and across multiple products and product candidates continue but we cannot rule out the possibility of negative impacts on such interactions in the future as the effects of the pandemic continue to evolve.
Even if approved for commercial sale, our ability to realize the anticipated benefits from our investments in our product candidates and our efforts to expand the labeled indications of use and territories for our current products is subject to a number of risks and uncertainties, including our and our collaborators’ ability to successfully launch, market and commercialize our products, our reliance, in the case of PADCEV and tisotumab vedotin, on Astellas and Genmab, respectively, to effectively jointly launch and commercialize PADCEV and any potential future approved tisotumab vedotin product with us, our and our collaborators’ ability to successfully comply with rigorous post-marketing requirements, including the successful completion of the required confirmatory trial, EV-301, that we and Astellas are required to complete as a result of the accelerated approval of PADCEV by the FDA, the acceptance of our approved products by the medical community and patients, and the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. For example, although PADCEV was launched in the U.S. in December 2019 and although TUKYSA was launched in the U.S. in April 2020, the launch and commercialization of these products are at an early stage and may not be successful. In addition, the impacts of the evolving effects of the COVID-19 pandemic, including restrictions on in-person interactions with healthcare providers, could limit our ability to effectively launch TUKYSA and to continue to launch PADCEV and will likely negatively impact our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. If we are unable to successfully continue to launch and commercialize PADCEV jointly with Astellas in the U.S., or if we are unable to successfully launch and commercialize TUKYSA in the U.S., our growth prospects and our prospects for profitability would be adversely affected. Likewise, although TUKYSA received regulatory approvals in Singapore and Switzerland and we have submitted applications for regulatory approval of TUKYSA with the EMA and Australia, we have no prior experience as an organization launching or commercializing a product outside the U.S. and Canada, which could adversely affect our ability to maximize the commercial potential of TUKYSA. In addition, in many countries, the proposed pricing for a drug must be approved before it may be lawfully marketed, which could delay entry of a product into a market or, if pricing is not approved, may prevent us from selling a product in a country where we have received regulatory approval. The launch of a newly approved product or of an existing product in a new market, including the launch of TUKYSA in Canada, Singapore, Switzerland and any other markets outside the U.S. where it may receive regulatory approval, if any, could be delayed due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure or delays in negotiating pricing and reimbursement approvals, any of which risks could be heightened by the risks and the evolving effects of the COVID-19 pandemic. If we experience delays or unforeseen difficulties due to any of these factors, planned launches in the countries in question would be delayed, which could negatively impact anticipated revenue from TUKYSA. In addition, if we are unable to obtain favorable pricing and reimbursement approvals in territories that represent significant potential markets, including the European Union, our anticipated revenue from and growth prospects for TUKYSA in Europe and other regions could be negatively affected.

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
Likewise, reports of adverse events or safety concerns involving our product candidates could interrupt, delay or halt clinical trials of our product candidates, or could result in our or our collaborators' inability to obtain regulatory approvals for any of our product candidates. Although we announced positive topline results from the innovaTV 204 trial, data continues to be generated in this trial and in other tisotumab vedotin trials. There may still be important facts about the safety, efficacy, and risk versus benefit of each of our product candidates that are not known to us at this time which may negatively impact our ability to develop and commercialize these product candidates. In response to prior safety events observed in our clinical trials of PADCEV and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events could be observed in these or other trials that could delay or prevent us from advancing the clinical development of, or obtaining regulatory approvals for tisotumab vedotin, or for PADCEV or TUKYSA in any additional indications or territories, and may adversely affect our business, results of operations and prospects.

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
ADCETRIS is approved under conditional marketing authorization in relapsed Hodgkin lymphoma, relapsed cutaneous T-cell lymphoma, and in both relapsed and frontline sALCL in the European Union under regulations which allow for approval of products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. Takeda is subject to certain post-approval requirements, including the requirement to conduct clinical trials to confirm clinical benefit. Takeda’s failure to provide these additional clinical data from confirmatory studies could result in the EC withdrawing approval of ADCETRIS in the European Union for certain indications, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda in the European Union and could adversely affect our results of operations. The FDA's approval of ADCETRIS in the frontline PTCL indication included a post-marketing commitment to develop a clinically validated in-vitro diagnostic device for the selection of patients with CD30-expressing PTCL, not including sALCL, for treatment with ADCETRIS in this indication. We and Takeda have a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a companion diagnostic test to measure CD30 expression levels in tissue specimens. If Ventana develops an in-vitro diagnostic device that we are able to clinically validate, the FDA or another regulatory authority may revise our label for the frontline PTCL indication or in connection with any future approvals to require the use of the in-vitro test as a companion diagnostic. This may limit our ability to commercialize ADCETRIS in the applicable treatment setting due to potential label requirements, prescriber practices, constraints on availability of the diagnostic, or other factors. If Ventana is unable to successfully develop the CD30 in-vitro diagnostic, or experiences delays in doing so, or we experience delays in clinical validation of the diagnostic, we will likely need to renegotiate the timing or content of our post-marketing commitment regarding the in-vitro diagnostic device with the FDA.

We and the manufacturers of our current and any future approved products are also required, or will be required, to comply with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products and product candidates, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections, including periodic unannounced inspections. The subsequent discovery of previously unknown problems with our current or any future approved products, including adverse events of unanticipated severity or frequency, or problems with the facilities where our current or any future approved products are manufactured, including potential staffing shortages, production slowdowns and the extensive reliance on virtual oversight of third-party manufacturing in connection with the COVID-19 pandemic, may result in restrictions on the marketing of our current or any such future approved products, up to and including withdrawal of the affected product from the market. If our manufacturing facilities, our collaborators' manufacturing facilities, or those of our respective suppliers, fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us.
Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, including:
•issuance of Form FDA 483 notices or Warning Letters by the FDA or other regulatory agencies;
•imposition of fines and other civil penalties;
•criminal prosecutions;
•injunctions, suspensions or revocations of regulatory approvals;
•suspension of any ongoing clinical trials;
•total or partial suspension of manufacturing;
•delays in commercialization;
•refusal by the FDA to approve pending applications or supplements to approved applications submitted by us;
•refusals to permit drugs to be imported into or exported from the United States;
•restrictions on operations, including costly new manufacturing requirements; and
•product recalls or seizures.
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
We and our collaborators are currently conducting multiple clinical trials for our products and product candidates and plan to commence additional trials of our products and product candidates in the future. In this regard, we have initiated a phase 3 clinical trial evaluating ADCETRIS in combination with lenalidomide and rituxan in patients with relapsed or refractory diffuse large B-cell lymphoma. In addition, we and Astellas are conducting the second cohort of a single-arm pivotal phase-2 trial of PADCEV called the EV-201 trial in patients with locally advanced or metastatic urothelial cancer who previously received a PD-1 or PD-L1 inhibitor, are platinum naive and were not candidates for treatment with cisplatin, a global, randomized phase 3 clinical trial of PADCEV, called the EV-301 trial, for patients with metastatic urothelial cancer who previously received both platinum chemotherapy and a PD-1 or PD-L1 inhibitor, and a phase 1b/2, multi-cohort, open-label trial of PADCEV alone or in combination with the anti-PD-1 therapy pembrolizumab and/or chemotherapy, called the EV-103 trial, in locally advanced and first- and second-line metastatic urothelial cancer and muscle invasive bladder cancer, which includes a randomized cohort, cohort K, that we believe, along with other data from the EV-103 trial, could potentially support registration under accelerated approval regulations in the U.S. In addition, we, Astellas and Merck are conducting an open-label, randomized phase 3 trial, called the EV-302 trial, evaluating the combination of PADCEV and pembrolizumab with or without chemotherapy versus chemotherapy alone in patients with previously untreated locally advanced or metastatic urothelial cancer. Additionally, we are conducting a phase 3 randomized trial of TUKYSA vs. placebo, in combination with T-DM1 for patients with unresectable locally advanced or metastatic HER2-positive breast cancer, including those with brain metastases, who have had prior treatment with a taxane and trastuzumab, which we refer to as HER2CLIMB-02, and a phase 2 trial evaluating TUKYSA in combination with trastuzumab in patients with HER2-positive, RAS wild-type metastatic colorectal cancer after treatment with first- and second-line standard-of-care therapies, which we call MOUNTAINEER. Each of these trials was initiated based on only limited clinical data and we cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA or any foreign regulatory approvals. Furthermore, we do not have Special Protocol Assessment agreements with the FDA for any of these trials.
Each of our clinical trials requires the investment of substantial expense and time and the outcome of these trials is uncertain. Later-stage clinical trials may differ in significant ways from earlier stage clinical trials and may have different outcomes. Differences in earlier- and later-stage clinical trials may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. In this regard, despite the positive results we and Astellas reported for the first cohort in the EV-201 trial and the positive initial data from the EV-103 trial, we cannot be certain that PADCEV will demonstrate sufficient efficacy in other trials, including in the EV-301 trial, the EV-302 trial, other cohorts of the EV-201 and EV-103 trials or any future trials or cohorts. Moreover, despite the positive initial data from the EV-103 trial, PADCEV may not demonstrate sufficient efficacy in any other clinical trials in a frontline setting and may never be approved for use in any frontline setting, which would significantly delay or prevent us from achieving profitability. Likewise, despite the positive results we reported from the HER2CLIMB-01 trial, we cannot be certain that TUKYSA will demonstrate sufficient efficacy in other trials, including the HER2CLIMB-02 trial, and, despite the positive topline results we reported from the innovaTV 204 trial, we cannot be certain that tisotumab vedotin will demonstrate sufficient efficacy in other trials or will ever be approved for commercial sale. In addition, there may still be important facts about the safety, efficacy, and risk versus benefit of PADCEV, TUKYSA and tisotumab vedotin that are not known to us at this time which may negatively impact our ability to develop and commercialize PADCEV, TUKYSA or tisotumab vedotin as single agents or in combination with other agents. In this regard, in the first cohort of the EV-201 trial, there was one death due to interstitial lung disease, which occurred outside the safety-reporting period of the trial and was confounded by prolonged high-dose steroid use and suspected pneumonia, and in the initial results of the EV-103 trial, there was one death deemed to be treatment-related by the investigator, attributed to multiple organ dysfunction syndrome. In addition, in response to prior safety events observed in our clinical trials of PADCEV and tisotumab vedotin, including patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events or our failure to generate additional efficacy data in our clinical trials that support registration could significantly impact the value of PADCEV, TUKYSA and tisotumab vedotin to our business. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing or planned clinical trials, including in the ongoing pivotal trials for PADCEV and TUKYSA. If we or our collaborators fail to produce positive results in our ongoing or planned clinical trials of PADCEV, TUKYSA, tisotumab vedotin or any of our other product candidates, the development timeline and regulatory approval and commercialization prospects for PADCEV, TUKYSA, tisotumab vedotin and our other product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected.

The timing of the commencement, continuation and completion of each of our clinical trials may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. In the context of the COVID-19 pandemic, we are working to advance our clinical trial activities, while also actively assessing and seeking to mitigate risks to our patients, partners, employees and clinical trial site personnel. Some of the sites participating in our clinical trials have been affected by site closings or reduced capacity, particularly in regions that are experiencing heightened impact from the effects of the COVID-19 pandemic. We are actively monitoring all clinical activities and currently are experiencing impacts to our ability to monitor patients, activate sites, screen and enroll patients, complete site monitoring and manage samples. The extent of the impact of these factors on a particular clinical trial depends on the current stage of activities at a given site, for example, study start up versus post-enrollment, and the impact on a clinical trial depends on the number of impacted sites participating in that clinical trial. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, we do nonetheless expect some impacts to our clinical study timelines, likely consisting of a matter of months depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, which could ultimately delay data availability. We are also experiencing some negative impacts on our ability to enroll patients. In addition, our ability to recruit and retain principal investigators and site staff could be adversely impacted by the risks of exposure to COVID-19 and by the conversion of medical conferences to virtual format. In addition, due to the suspension of data monitoring activities at sites that do not currently allow remote monitoring, as well as impacts on the ability to monitor patients, maintain patient treatment according to the trial protocols and to manage samples, there is also the potential of negative impacts on data quality. While we are actively utilizing digital monitoring measures and other mitigations designed to prevent negative data quality impacts, if there were in fact a negative impact on data quality, we or our collaborators could be required to repeat, extend the duration of, or increase the size of clinical trials, which could significantly delay potential commercialization and require greater expenditures. We expect that similar factors will impact clinical studies operationalized by our collaborators. We cannot at this time fully forecast the scope of impacts that the evolving effects of the COVID-19 pandemic may have on our ability to initiate trial sites, enroll and assess patients, handle the operational aspects of trials such as drug and sample management, run studies in accordance with the protocol and best practices and report trial results.
Additionally, beyond impacts related to the evolving effects of the COVID-19 pandemic, patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials, perceived side effects and the availability of alternative or new treatments. From time to time, we have experienced enrollment-related delays in clinical trials, including in connection with the COVID-19 pandemic, and we will likely continue to experience similar delays in our current and future trials.
Many of our future and ongoing clinical trials are being or will be coordinated or conducted with Takeda, Astellas, Merck, Genmab, Bristol-Myers-Squibb Company, or BMS, and other collaborators, which may delay the commencement or adversely affect the continuation or completion of these trials. In addition, our collaborators have operational control over some of the studies we conduct jointly and we do not have full visibility into these studies run by our collaborators. We also depend on medical institutions to conduct our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, whether due to the risks and evolving effects of the COVID-19 pandemic or otherwise, we may be affected by increased costs, program delays or both, which may harm our business. In addition, we conduct clinical trials in foreign countries which may subject us to further delays and expenses as a result of increased drug shipment costs and additional regulatory requirements, as well as expose us to risks associated with different standards of medical care, and foreign currency transactions insofar as changes in the relative value of the U.S. dollar to the foreign currency where the trial is being conducted may impact our actual costs. In addition, conducting clinical trials in foreign countries that are experiencing heightened impact from the evolving effects of the COVID-19 pandemic may exacerbate these risks.
Clinical trials must be conducted in accordance with FDA or other applicable foreign government guidelines and are subject to oversight by the FDA, foreign governmental agencies, including data protection authorities, the data safety monitoring boards for such trials and the IRBs or Ethics Committees for the institutions in which such trials are being conducted. In addition, clinical trials must be conducted with supplies of our products or product candidates produced under cGMP and other requirements in foreign countries, and may require large numbers of test patients. We or our collaborators, the FDA, foreign governmental agencies or the applicable data safety monitoring boards, IRBs and Ethics Committees could delay, suspend, halt or modify our clinical trials of our products or any of our product candidates, for numerous reasons, including:
•ADCETRIS, PADCEV, TUKYSA or the applicable product candidate may have unforeseen safety issues or adverse side effects, including fatalities, or a determination may be made that a clinical trial presents unacceptable health risks;

•deficiencies in the conduct of the clinical trial, including failure to conduct the clinical trial in accordance with regulatory requirements, GCP, clinical protocols or regulations relating to data protection;
•problems, errors or other deficiencies with respect to data collection, data processing and analysis;
•deficiencies in the clinical trial operations or trial sites resulting in the imposition of a clinical hold;
•the time required to determine whether ADCETRIS, PADCEV, TUKYSA or the applicable product candidate is effective may be longer than expected;
•fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
•ADCETRIS, PADCEV, TUKYSA or the applicable product candidate may not appear to be more effective than current therapies;
•the quality or stability of ADCETRIS, PADCEV, TUKYSA or the applicable product candidate may fall below acceptable standards;
•our inability and the inability of our collaborators to produce or obtain sufficient quantities of ADCETRIS, PADCEV, TUKYSA or the applicable product candidate to complete the trials;
•our inability and the inability of our collaborators to reach agreement on acceptable terms with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;
•our inability and the inability of our collaborators to obtain IRB or Ethics Committee approval to conduct a clinical trial at a prospective site;
•changes in governmental regulations or administrative actions that adversely affect our ability and the ability of our collaborators to continue to conduct or to complete clinical trials;
•lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our clinical research organizations and other third parties;
•our inability and the inability of our collaborators to recruit and enroll patients to participate in clinical trials for reasons including competition from other clinical trial programs for the same or similar indications;
•our inability and the inability of our collaborators to retain patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up;
•our inability and the inability of our collaborators to ensure adequate statistical power to detect statistically significant treatment effects, whether through our inability to enroll or retain patients in trials or because the specified number of events designated for a completed trial have not occurred; or
•the risks and evolving effects of the COVID-19 pandemic.
In addition, we or our collaborators may experience significant setbacks in advanced clinical trials, even after promising results in earlier trials, including unexpected adverse events that may occur when our product candidates are combined with other therapies.

Negative or inconclusive clinical trial results could adversely affect our ability and the ability of our collaborators to obtain regulatory approvals of our product candidates, including tisotumab vedotin, or to market ADCETRIS, PADCEV or TUKYSA and/or expand ADCETRIS, PADCEV or TUKYSA into additional indications and territories. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, even though we reported positive results from the HER2CLIMB-01 trial and are currently seeking regulatory approvals of TUKYSA from the EMA and Australia, those regulatory agencies, or their advisors, may disagree with our interpretation of the data from the HER2CLIMB-01 trial and may otherwise determine not to approve the applications for regulatory approval we submitted for TUKYSA in a timely manner or at all. Similarly, although we announced positive topline results from the innovaTV 204 trial and we and Genmab plan to discuss with the FDA a potential BLA submission to support accelerated approval for tisotumab vedotin based on the results of the innovaTV 204 trial, the FDA, or its advisors, may disagree with our interpretation of the data from the innovaTV 204 trial and may otherwise determine not to accept or approve any BLA that we and Genmab may submit for tisotumab vedotin in a timely manner or at all. Likewise, although we reported positive results in our ECHELON-2 trial, regulatory agencies outside of the territories where ADCETRIS has been approved in the ECHELON-2 treatment setting, or their advisors, may disagree with Takeda’s interpretations of data from the ECHELON-2 trial and may not approve the expansion of the ADCETRIS labeled indications of use to the ECHELON-2 treatment setting. Moreover, adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, require us to cease development of a product candidate or the further development or commercialization of ADCETRIS, PADCEV or TUKYSA, result in our failure to expand ADCETRIS, PADCEV or TUKYSA into additional indications and territories, adversely affect our ability to market ADCETRIS, PADCEV or TUKYSA, and may result in other negative consequences to us, including the inclusion of unfavorable information in our product labeling. Further, some of our clinical trials are overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur.
Our product candidates are in various stages of development, and it is possible that none of our product candidates will ever become commercial products.
Although we announced positive topline results from the innovaTV 204 trial of our late-stage product candidate, tisotumab vedotin and we and Genmab plan to discuss with the FDA a potential BLA submission to support accelerated approval for tisotumab vedotin based on the results of the innovaTV 204 trial, we cannot be certain that the data from the innovaTV 204 trial will be sufficient to support accelerated approval. We cannot predict whether any BLA that we and Genmab may submit for tisotumab vedotin based on the innovaTV 204 trial will be accepted or approved in a timely manner or at all. Our earlier-stage clinical pipeline includes ladiratuzumab vedotin, which is in phase 2 clinical development, and other product candidates that are in phase 1 clinical development. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. We will require significant financial resources and additional personnel in order to continue to advance the development of, to pursue, potentially obtain and maintain regulatory approvals for, and to potentially commercialize tisotumab vedotin, if we are able to do so at all. Our other product candidates are in early or relatively early stages of development.
If a product candidate fails at any stage of development or fails to receive regulatory approval, or we or our collaborators otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. Preclinical studies and any encouraging or positive preliminary and interim data from our clinical trials of our product candidates may not be predictive of the results of ongoing or later clinical trials. Even if we or our collaborators are able to complete our planned clinical trials of our product candidates according to our current development timeline, any encouraging or positive results from clinical trials of our product candidates in earlier stage trials may not be replicated in subsequent later-stage trials. For example, although we reported positive topline results from the innovaTV 204 trial of tisotumab vedotin, we cannot be certain that tisotumab vedotin will demonstrate sufficient efficacy in other trials. In addition, we are developing products and product candidates in indications in which competition is intense, and it is possible that a clinical trial we run may meet its safety and efficacy endpoints but we may choose not to advance the development and commercialization of the product candidate due to changes in the competitive environment and the rapid evolution of the standard of care. As a result, we and our collaborators may conduct lengthy and expensive clinical trials of our product candidates only to learn that a product candidate is not an effective treatment or is not superior to existing approved therapies, or has an unacceptable safety profile, which could prevent or significantly delay regulatory approval for such product candidate or could cause us to discontinue the development of such product candidate. If we or our collaborators fail to produce positive results in our ongoing or planned clinical trials of tisotumab vedotin or any of our other product candidates, the development timeline and regulatory approval and commercialization prospects for that product candidate, and our ability to recoup our investment in that product candidate, would be materially adversely affected.

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
Successful sales of our current and any future approved products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require increasing levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of this pricing scrutiny, we cannot be sure that we will achieve and continue to have coverage available for our products and any product candidates that we commercialize and, if available, that the reimbursement rates will be adequate. If we are unable to obtain coverage and adequate levels of reimbursement for our current and any future approved products that we commercialize, their marketability will be negatively and materially impacted. For example, we cannot be certain that third-party payors will continue to provide coverage and adequate reimbursement for ADCETRIS in the frontline Hodgkin lymphoma indication based on the relative price and perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales. Similarly, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for PADCEV or TUKYSA based on their relative price and perceived benefits as compared to alternative treatment options or otherwise, which may materially harm our ability to successfully commercialize PADCEV and TUKYSA. In this regard, we expect that the need to conduct launch activities virtually as a result of the COVID-19 pandemic will negatively impact our ability to conduct payor engagements. In addition, depending on the ultimate duration and severity of the evolving effects of the COVID-19 pandemic, we may experience a shift from commercial payor coverage to government payor coverage, which would lead to higher gross-to net revenue reductions. We are currently seeking regulatory approvals of TUKYSA from the EMA and Australia. In many jurisdictions, including the European Union, the proposed pricing for a drug must be approved before it may be lawfully marketed, which could delay entry of a product into a market or, if pricing is not approved, may prevent us from selling a product in a country where we have received regulatory approval. The launch of TUKYSA outside of the U.S. could be delayed due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure or delays in negotiating pricing and reimbursement approvals. If we experience delays or unforeseen difficulties due to any of these factors, planned launches in the countries in question would be delayed, which could negatively impact anticipated revenue from TUKYSA. In addition, if we are unable to obtain favorable pricing and reimbursement approvals in the countries that represent significant potential markets, our anticipated revenue from and growth prospects for TUKYSA in Europe and other regions could be negatively affected.
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
We anticipate that the PPACA, as well as other healthcare reform measures that have been adopted, or may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for our current or any future approved products, which may harm our business. For example, increased discounts and rebates may be mandated by governmental entities, or requested by private insurers, or fee caps and pricing pressures could be enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our current or any future approved products. In addition, drug-pricing by pharmaceutical companies has come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers, purchasers and government regulators of price increases and to provide an explanation as to the reasons for the increase, reduce the out-of-pocket costs to patients for prescription drugs, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent "principles" for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. Moreover, in May 2018, the Trump administration previously released its "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs," or the Blueprint. The Blueprint contained several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, on October 30, 2018, CMS issued an advance notice of proposed rulemaking with respect to the potential adaption of an international pricing index model that would be designed to reduce Medicare expenditures on certain Part B drugs to rates that are more closely aligned with the costs of such drugs in select comparator countries. In addition, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. The recommendations in the Blueprint, if enacted by Congress and the Department of Health and Human Services, or HHS, could lead to changes to Medicare Parts B and D, including the transition of certain drugs covered under Part B to Part D or the offering of alternative purchasing options under the Competitive Acquisition Program that currently applies to selected drugs and biologics covered under Part B. Additionally, on July 24, 2020, President Trump announced Executive Orders related to reducing prescription drug prices that attempt to implement several of the Trump administration's proposals, including a proposal that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; and one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies and pharmaceutical benefit managers. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing, cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect further federal and state legislation and healthcare reforms to continue to be proposed to control increasing healthcare costs and to control the rising cost of prescription drugs. These proposals, if implemented, could limit the price for our current or any future approved products. Our commercial opportunity would be negatively impacted by legislative or executive action that controls pricing, mandates price negotiations, or increases government discounts and rebates.
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
We also expect to experience pricing pressures in connection with the sale of our products due to certain managed healthcare initiatives. For example, the PPACA increased the mandated Medicaid rebate from 15.1% to 23.1% of Average Manufacturer Price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. As concerns continue to grow over the need for tighter oversight, there remains the possibility that the Heath Resources and Services Administration or another agency under the HHS will propose a similar regulation or that Congress will explore changes to the 340B program through legislation. For example, effective January 1, 2019, is the effective date of the 2018 final rule that set forth the calculation of the ceiling price and application of civil monetary penalties. Pursuant to the 2018 final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis. Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program. Further, the Centers for Medicare & Medicaid Services issued a final rule in 2018 that would revise the Medicare hospital outpatient prospective payment system for calendar year 2019, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients at the hospital setting and since announced the same change for physician-based practices under 340B in 2019 and 2020. Such cuts to the 340B drug discount program have been the subject on ongoing litigation. In the November 2019 final rule that set forth the cuts in 2020, CMS noted that, in light of ongoing litigation, CMS would collect drug acquisition cost data for 2018 and 2019 to be used to set the payment amount for drugs acquired by 340B hospitals for cost years going forward and to develop a potential remedy for 2018 and 2019 in the event that such cuts are deemed unlawful. A significant portion of purchases of our products are eligible for 340B drug pricing, and therefore an expansion of the 340B program or reduction in 340B pricing, whether in the form of the final rule or otherwise, would likely have a negative impact on our net sales of our products.
We cannot predict what healthcare reform initiatives may be adopted in the future. However, we anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We also expect these initiatives to increase pressure on drug pricing. It is possible that additional governmental action is taken to address the evolving effects of the COVID-19 pandemic. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation; however, such changes or the ultimate impact of changes could negatively affect our revenue or sales of our current and or potential future products.
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
Our dependence on collaborative arrangements to assist in the development and commercialization of our products and some of our product candidates and on license arrangements for the development and commercialization of other product candidates utilizing or incorporating our technologies subjects us to a number of risks, including:
•we are not able to control the amount and timing of resources that our collaborators and licensees devote to the development or commercialization of products and product candidates under a collaboration or license agreement, including ADCETRIS, PADCEV and tisotumab vedotin;
•disputes may arise between us and our collaborators or licensees that result in the delay or termination of the research, development or commercialization of the applicable products and product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;
•with respect to collaborations under which we have an active role, such as our ADCETRIS collaboration with Takeda, our PADCEV collaboration with Astellas and our collaboration with Genmab, we may have differing opinions, processes or priorities than our collaborators, or we may encounter challenges in joint decision making and joint execution, including with respect to any joint development or commercialization plans or co-promotion activities, which may delay or otherwise harm the research, development, launch or commercialization of the applicable products and product candidates, including ADCETRIS, PADCEV and tisotumab vedotin;
•our current and potential future collaborators and licensees may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, use standards or processes for conducting clinical trials that differ from ours or require a new formulation of a product candidate for clinical testing;
•significant delays in the development of product candidates by current and potential collaborators and licensees could allow competitors to bring products to market before product candidates utilizing or incorporating our technologies are approved and impair the ability of current and potential future collaborators and licensees to effectively commercialize these product candidates;
•our relationships with our collaborators and licensees may divert significant time and effort of our scientific staff and management team and require the effective allocation of our resources to multiple internal collaborative projects;
•our current and potential future collaborators and licensees may not be successful in their efforts to obtain regulatory approvals in a timely manner, or at all;
•our current and potential future collaborators and licensees may receive regulatory sanctions relating to other aspects of their business, or could take actions with respect to our jointly-developed product, that could adversely affect the development, approval or commercialization of the applicable products or product candidates or our reputation with regulatory agencies;
•our current and potential future collaborators and licensees may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•business combinations or significant changes in a collaborator’s or licensee's business strategy may adversely affect such party’s willingness or ability to complete its obligations under any arrangement;
•a collaborator or licensee could independently move forward with competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us or our collaborators that are developed by such collaborator or licensee either independently or in collaboration with others, including our competitors;
•our current and potential future collaborators and licensees may experience financial difficulties; and
•our collaboration or license agreements may be terminated, breached or allowed to expire, or our collaborators or licensees may reduce the scope of our agreements with them, which could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, and/or reimbursement of development costs, and which could require us to devote additional efforts and to incur the additional costs associated with pursuing internal development and commercialization of the applicable products and product candidates.

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
With respect to ADCETRIS, there are several other FDA approved drugs for its approved indications. BMS’s nivolumab and Merck’s pembrolizumab are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Celgene’s romidepsin and Acrotech Biopharma's pralatrexate and belinostat are approved for relapsed or refractory sALCL among other T-cell lymphomas. Kyowa Kirin's mogamulizumab is approved for adult patients with relapsed or refractory mycosis fungoides or Sézary syndrome. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck is conducting a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab with ADCETRIS. An interim analysis of this clinical trial demonstrated a statistically significant improvement in progression-free survival for pembrolizumab compared with ADCETRIS, and we expect increased competition from pembrolizumab in this indication. We are also aware of multiple investigational agents currently being studied that, if successful, may compete with ADCETRIS in the future. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including autologous hematopoietic stem cell transplant, allogeneic hematopoietic stem cell transplant, combination chemotherapy, clinical trials with experimental agents and single-agent regimens.

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
With respect to TUKYSA, there are multiple marketed products which target HER2, including the antibodies trastuzumab and pertuzumab and the antibody drug conjugate T-DM1. In addition, lapatinib is an EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer, and neratinib is an irreversible pan-HER kinase inhibitor indicated for extended adjuvant treatment and has been recently approved for patients who have received two or more prior anti-HER2-based regimens in the metastatic setting. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki that was recently approved for patients who have received two or more prior anti-HER2-based regimens in the metastatic setting. Byondis has an antibody drug conjugate, SYD985, in a pivotal study in this patient population and MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, also in a pivotal study for which positive data were reported and a BLA was submitted in late 2019.
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
Our business is currently being adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our commercialization efforts, supply chain, regulatory and clinical development activities and other business operations, in addition to the impact of a global economic slowdown.
Our business is currently being adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic. In accordance with guidance issued by the Centers for Disease Control and Prevention, the World Health Organization and local authorities, beginning in March 2020, we implemented a mandatory work-from-home policy for employees who can perform their jobs offsite. Our essential research and laboratory activities are ongoing and, following guidance from relevant authorities, we have carried out a limited reopening our office in Zug, Switzerland. We have taken a number of additional precautionary measures to protect employees who are on site, such as temperature checks, screening protocols, masks, social distancing and making testing available. However, if we are unable to obtain adequate supplies of personal protective equipment due to shortages related to the COVID-19 pandemic, we may have to place additional limitations on our lab activities. In addition, our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. This could also increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. Further, we may experience limitations on the ability to recruit and hire key personnel due to the inability to meet with candidates because of travel restrictions and shelter-in-place orders. In addition, our oversight of third-party manufacturers is currently being conducted by virtual means, which may increase the chance of a manufacturing quality issue. Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic, as well as negative impacts on healthcare facilities, could materially and adversely affect our business, our ability to generate sales of and revenues from our approved products, and our ability to advance the development of our products and product candidates, as described elsewhere in this "Risk Factors" section. The magnitude of such impact will depend, in large part, on the ultimate duration and severity of the evolving effects of the COVID-19 pandemic and resulting length and severity of restrictions and other limitations on business operations.
The effects of the COVID-19 pandemic continue to rapidly evolve. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, the current recession or additional market corrections resulting from the effects of the COVID-19 pandemic could materially affect our business and the value of our common stock.  The extent to which the evolving effects of the COVID-19 pandemic impact our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, sales of our products, our clinical and regulatory activities, our research programs, healthcare systems or the global economy as a whole. However, these effects could materially and adversely affect our business, financial condition, results of operations and growth prospects. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affect our business, financial condition, results of operations and growth prospects, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this "Risk Factors" section. It is also possible that future global pandemics could also occur and also materially and adversely affect our business, financial condition, results of operations and growth prospects.

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
Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter and year to year. As a result, although we provide product sales guidance from time to time, you should not rely on product sales results in any period as being indicative of future performance. In addition, such guidance is based on assumptions that may be incorrect or that may change from quarter to quarter, and it may be particularly difficult to correctly forecast product sales for newly-approved products or in indications for existing products for which we have recently received marketing approval. Moreover, our product sales have, on occasion, been below the expectations of securities analysts and investors and have been below prior period sales, and our sales in the future may also be below prior period sales, our own guidance and/or the expectations of securities analysts and investors. To the extent that we again do not meet our guidance or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:
•customer ordering patterns for our products, which may vary significantly from period to period;
•the overall level of demand for our products, including the impact of any competitive or biosimilar products and the duration of therapy for patients treated with our products;
•the extent to which coverage and reimbursement for our products is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors;
•our ability to establish or demonstrate in the medical community the safety, efficacy or value of our products and their potential advantages compared to existing and future therapies in their approved indications, including in ADCETRIS' frontline Hodgkin lymphoma and frontline PTCL indications, PADCEV's FDA approved indication and TUKYSA's FDA approved indication;
•changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the government discount percentage resulting from price increases we have taken or may take in the future, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;
•increases in the scope of eligibility for customers to purchase our products at the discounted government price or to obtain government-mandated rebates on purchases of our products;
•changes in our cost of sales due to potential new product launches, royalties owed under technology license agreements or write-offs of inventory;
•the incidence rate of new patients in the approved indications for our products;
•the timing, cost and level of investment in our sales and marketing efforts to support our products sales;
•the timing, cost and level of investment in our research and development, pre-commercialization and other activities involving ADCETRIS, PADCEV, TUKYSA, tisotumab vedotin and our other product candidates by us or our collaborators; and
•expenditures we will or may incur to develop and/or commercialize any additional products, product candidates, or technologies that we may develop, in-license, or acquire.
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
We have experienced and expect to continue to experience significant growth in the number of our employees and in the scope of our operations, including in connection with our transition into a multi-product oncology company, our operation of a manufacturing facility and our continuing international expansion. In this regard, the anticipated continued growth of ADCETRIS, the continued launch and commercialization of PADCEV and TUKYSA in the U.S., and the potential launch and commercialization of TUKYSA in other jurisdictions and of any other future approved products may require expansion of our sales force and commercial organization, and we may need to commit significant additional funds, management and other resources to the growth of our commercial organization. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner or at all, any of which could negatively impact our ability to successfully launch and commercialize a newly-approved product and harm the commercial potential of our current and any future approved products. In any event, this rapid growth and additional complexity places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. In particular, we are using new distribution channels for TUKYSA that require us to implement additional control systems to monitor inventory that has been purchased by specialty pharmacies and not yet dispensed to patients. A failure to correctly implement and monitor these new control systems could result in a control failure or error in our financial accounting. In addition, this growth places significant demands on our third party suppliers and they may not have the resources and personnel to adequately support our commercial plans and launch needs, including in regions outside the United States. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies, control deficiencies or other problems. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and capital resources. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified management personnel, our business, financial condition, results of operations and prospects may be adversely affected. Likewise, we could experience limitations on our ability to recruit and hire personnel as a result of the COVID-19 pandemic, and without reductions in the pace, scale or complexity of our business, this could result on strain on our staff, loss of talent, failure to capitalize fully on opportunities, control deficiencies and other challenges, which could adversely affect our business, financial condition, results of operations and prospects.
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
We are expanding our operations internationally. We have an expanding number of subsidiaries in foreign jurisdictions, including multiple subsidiaries in Europe, and we plan to build a commercial infrastructure in Europe and expand our commercial infrastructure in Canada. Consequently, we are, and will increasingly be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:
•the increased complexity and costs inherent in managing international operations, including in geographically disparate locations;
•diverse regulatory, drug safety, drug supply, financial and legal requirements, and any future changes to such requirements, in one or more countries where we are located or do business;
•differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
•adverse tax consequences, including changes in applicable tax laws and regulations;
•applicable trade laws, tariffs, export quotas, custom duties or other trade restrictions, and any changes to them;
•economic weakness, including inflation, or political or economic instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;
•liabilities for activities of, or related to, our international operations;
•challenges inherent in efficiently managing employees in diverse geographies, including the need to adapt systems, policies, benefits and compliance programs to differing labor and other regulations and different languages;
•reliance on vendors who are located far from our headquarters and with whom we have not worked previously;

•workforce uncertainty in countries where labor unrest is more common than in the United States; and
•laws and regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.
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

For the monoclonal antibody used in ADCETRIS, we have contracted with AbbVie for clinical and commercial supplies. For the drug linker used in ADCETRIS, we have contracted with Millipore Sigma, an affiliate of Merck KGaA, for clinical and commercial supplies. We have multiple contract manufacturers for conjugating the drug linker to the antibody and producing the ADCETRIS product. We rely on Astellas to supply PADCEV for our clinical trials and for commercial sale, and Astellas oversees the manufacturing supply chain for PADCEV. With respect to TUKYSA, we rely on multiple contract manufacturers and other third parties to perform manufacturing services for us including Sterling Pharma Solutions Limited for production of the starting materials for TUKYSA, Esteve Quimica to produce the active pharmaceutical ingredient, Hovione to complete spray drying and Corden Plankstadt to produce the tablets for TUKYSA. We have entered into commercial supply agreements with each of Sterling, Esteve Quimica and Corden, and are in the process of negotiating a commercial supply agreement with Hovione. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce and store sufficient quantities of ADCETRIS and TUKYSA, and on Astellas and other third parties to produce and store sufficient quantities of PADCEV, for use in our clinical trials and for commercial sale. If our contract manufacturers, collaborators or other third parties fail to deliver our products for clinical use or sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may bear costly losses or be required to delay or suspend clinical trials or otherwise discontinue development, production and sale of our products. With respect to TUKYSA specifically, we have limited prior experience as an organization manufacturing TUKYSA and small molecule drug products generally, and have relatively new working relationships with many of the third-party manufacturers involved in TUKYSA manufacture. These factors increase the chance that we could encounter manufacturing challenges that could increase our costs, cause delays or otherwise negatively impact our business. Moreover, there are a limited number of facilities in which each of our products can be produced, and any interruption of the operation of those facilities due to the risks and evolving effects of the COVID-19 pandemic or other events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions or contractual disputes could result in the cancellation of shipments, loss of product in the manufacturing process, a shortfall in product supply, or limit our or our collaborators' ability to sell our products. Further, we and our collaborators depend on outside vendors for the supply of raw materials used to produce our products. If the third-party suppliers were to cease production or otherwise fail to supply us or our collaborators with quality raw materials and we or our collaborators were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our products manufactured to meet clinical and commercial requirements would be adversely affected. While we believe that the existing supplies of PADCEV and Astellas' contract manufacturing relationships will be sufficient to accommodate current clinical and commercial needs, we or Astellas may need to obtain additional manufacturing arrangements or increase manufacturing capability to meet potential future commercial needs with respect to PADCEV, which could require additional capital investment by us or cause us potential delays if Astellas encounters challenges in negotiating commercially reasonable arrangements with these manufacturers. While we believe that the existing supplies of TUKYSA will be sufficient to accommodate current clinical and forecasted commercial needs at this time, we expect that we will need to put in place additional manufacturing arrangements or expand our current manufacturing arrangements with third-party manufacturers to meet future potential commercial needs and while we are currently negotiating those arrangements, we cannot assure you that we can enter into such arrangements on commercially reasonable terms or at all. Forecasting demand for a new product can be challenging and in the event demand for TUKYSA exceeds our estimates or in the event that our commercial manufacturers of TUKYSA encounter unexpected failures or setbacks in completing manufacturing services in accordance with applicable quality standards, our TUKYSA launch could be negatively impacted by short-term product supply challenges, which would adversely impact our TUKYSA revenues and could negatively affect our relationships with patients and healthcare professionals. In addition, any failures or delays in manufacturing adequate product supplies and in putting in place or expanding our manufacturing and supply infrastructure could delay or impede our ability to launch and commercialize TUKYSA in any markets outside the U.S. where TUKYSA has obtained regulatory approval and any additional markets where it may obtain regulatory approval, if any. While we do not currently anticipate disruptions to the supply of our products due to the evolving effects of the COVID-19 pandemic, if the COVID-19 pandemic continues for an extended period of time or the effects of the COVID-19 pandemic become more severe, or any of the parties in our supply chain are adversely impacted by the evolving effects of the COVID-19 pandemic, such as staffing shortages, productions slowdowns and/or disruptions in delivery systems, then there could be disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products. Any supply disruptions would adversely impact our ability to generate sales of and revenues from our products, and our business, financial condition, results of operations and growth prospects could be materially adversely affected. Further, in connection with the COVID-19 pandemic and in an effort to increase the wider availability of needed medical and other supplies and products, we and our third-party suppliers may elect to or governments may require us or our third-party suppliers to allocate manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our ability to have our products manufactured to meet clinical and commercial requirements.

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
We actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses. Any potential future acquisitions or in-licensing transactions entail numerous risks, including but not limited to:
•risks associated with satisfying the closing conditions relating to such transactions and realizing their anticipated benefits;
•increased operating expenses and cash requirements;
•difficulty integrating acquired technologies, products, operations, and personnel with our existing business;
•the potential disruption of our historical core business;
•diversion of management’s attention in connection with both negotiating the acquisition or license and integrating the business, technology or product;
•retention of key employees;
•difficulties in assimilating employees and corporate cultures of any acquired companies;
•uncertainties in our ability to maintain key business relationships of any acquired companies;
•strain on managerial and operational resources;
•difficulty implementing and maintaining effective internal control over financial reporting at businesses that we acquire, particularly if they are not located near our existing operations;
•exposure to unanticipated liabilities of acquired companies or companies in which we invest;
•the potential need to write down assets or recognize impairment charges; and
•potential costly and time-consuming litigation, including stockholder lawsuits.

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
Even if we are able to successfully identify and acquire complementary products, technologies or businesses, we cannot assure you that we will be able to successfully manage the risks associated with integrating acquired products, technologies or businesses or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing transaction. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively could have a material adverse effect on our business and adversely affect our results of operations and financial condition. Additionally, we may not realize the anticipated benefits of such transactions, including the possibility that expected synergies and accretion will not be realized or will not be realized within the expected time frame.
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

Many states and foreign jurisdictions have similar laws and regulations, such as anti-kickback, anti-bribery and corruption, false claims, privacy and data protection laws, to which we are currently and/or may in the future, be subject. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, effective May 25, 2018, the collection and use of personal health data in the European Union is governed by the provisions of the European Union General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR has increased our responsibility and potential liability in relation to all types of personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states. Moreover, one of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the EU recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. We rely on individuals’ explicit consent to transfer their personal information from Europe to the United States and other countries, where appropriate. In addition, we rely on inter-company Standard Contractual Clauses to provide appropriate safeguards for such transfers. Authorities in the U.K. and Switzerland, whose data protection laws are similar to those of the EU, may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, as mechanisms for lawful personal information transfers from those countries to the United States. If we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or if, upon review by authorities, our existing compliance solutions are found to be insufficient, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from persons resident in Europe. The inability to import personal information from the European Economic Area, U.K. or Switzerland could restrict our clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws, interfere with our ability to hire employees in Europe and require us to increase our data processing capabilities in Europe at significant expense. In any event, our failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data protection, marketing or communications) to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data protection, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding privacy and data protection (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States, and we cannot determine the impact such new laws, regulations and standards may have on our business. Further, Brexit has created uncertainty with regard to data protection regulation in the U.K. In particular, it is unclear whether the U.K. and EU will be able to negotiate a mutually agreeable data protection agreement that regulates data transfers between the U.K. and EU and what impact this will have on our business. We may also be subject to state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or other reporting and registration requirements related to our business activities. Many of these state laws differ from each other in significant ways, thus complicating compliance efforts.
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
Changes in funding for the FDA, the SEC and other government agencies, or reduced working hours of governmental employees or by the diversion of the efforts and attention of governmental agencies to approval of other therapeutics or other activities related to the COVID-19 pandemic, could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, SEC and other government agencies on which our operations may rely is inherently fluid and unpredictable. With respect to the COVID-19 pandemic, it is possible that we could experience delays in the timing of regulatory review and/or our interactions with regulatory authorities due to reduced working hours or absenteeism of governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay any approval decisions with respect to our regulatory applications for TUKYSA with the EMA or Australia, or our progress in advancing our development efforts with respect to other products and product candidates. Our interactions with regulatory authorities in other jurisdictions and across multiple products and product candidates continue but we cannot rule out the possibility of negative impacts on such interactions in the future as the pandemic continues to evolve.

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
We have been and may in the future be subject to litigation, which could result in substantial damages and may divert management’s time and attention from our business.
We are engaged in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its metastatic breast cancer drug ENHERTU and certain product candidates. In addition, from time to time in the ordinary course of business we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including but not limited to those pertaining to the defense and enforcement of our patent or other intellectual property rights and our contractual rights.

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
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, and support our development, manufacturing, commercialization, and planned global expansion, which may require us to raise additional capital. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. Our commitment of resources to the continuing development, regulatory and commercialization activities for our products, the research, continued development and manufacturing of our product candidates, our pursuit of regulatory approvals for and preparing to potentially launch and commercialize our product candidates, and the anticipated expansion of our pipeline and operations may require us to raise additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. For example, in connection with the Cascadian Acquisition, we sold 13,269,230 shares of our common stock in an underwritten public offering with the primary use of the net proceeds used to fund the Cascadian Acquisition. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:
•the level of sales and market acceptance of ADCETRIS, PADCEV, TUKYSA or of any future approved products;
•the time and costs involved in obtaining regulatory approvals of our products in additional indications or territories, if any, and potentially of any of our other product candidates;
•the size, complexity, timing, progress and number of our clinical programs and our collaborations;
•the timing, receipt and amount of milestone-based payments or other revenue from our collaborations or license arrangements, including royalty revenue generated from commercial sales of ADCETRIS by Takeda and revenue generated under our collaboration with Astellas;
•the cost of establishing and maintaining clinical supplies of our products and product candidates and commercial supplies of our current and any future approved products;
•the extent of our investment in development, manufacturing and commercialization outside the U.S.;
•the costs associated with acquisitions or licenses of additional technologies, products, or companies as well as licenses we may need to commercialize our current or any future approved products;
•the terms and timing of any future collaborative, licensing and other arrangements that we may establish;
•expenses associated with future securities class action or derivative lawsuits, as well as any other potential litigation;
•the potential costs associated with international, state and federal taxes; and
•competing technological and market developments.

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
During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. Such adverse capital and credit market conditions could make it more difficult to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. For example, our ability to raise additional capital may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the evolving effects of the COVID-19 pandemic.
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
We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data, commercial sales data and corporate records, communicate with staff and external parties and operate other critical functions. The effects of the COVID-19 pandemic have intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely and our increased reliance on personnel working from home could increase our cybersecurity risk. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could delay or negatively impact the development and commercialization of our products and product candidates, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive or personal data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, patients in our clinical trials, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, a security breach or privacy violation that leads to destruction, loss, alteration, unauthorized use or access, disclosure or modification of, personally identifiable information or personal data, could harm our reputation, compel us to comply with federal, state and/or international breach notification laws, subject us to mandatory corrective or regulatory action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including the GDPR, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, a data security breach could result in loss of clinical trial data or damage to the integrity of that data. If we are unable to implement and maintain adequate organizational and technical measures to prevent such security breaches or privacy violations, or to respond adequately in the event of a breach, our operations could be disrupted, and we may suffer loss of reputation, problems with regulatory authorities, financial loss and other negative consequences. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny. In addition, security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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
The potential future impairment of intangible assets and goodwill may negatively affect our results of operations and financial position.
As of June 30, 2020, we recorded $570.0 million of intangible assets, net and goodwill on our condensed consolidated balance sheet. Our intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
Risks Related to Our Common Stock
Our stock price is volatile and our shares may suffer a decline in value.
The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the six months ended June 30, 2020, our closing stock price fluctuated between $95.75 and $171.13 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:
•the levels of ADCETRIS, PADCEV and TUKYSA product sales;
•announcements of FDA or foreign regulatory approval or non-approval of our products, including TUKYSA, or any of our product candidates or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process;
•announcements regarding the results of discovery efforts and preclinical, clinical and commercial activities by us, or those of our competitors;
•announcements regarding the results of the clinical trials we and our collaborators are conducting or may in the future conduct for our products and product candidates;
•announcements regarding, or negative publicity concerning, adverse events or safety concerns associated with the use of ADCETRIS, PADCEV, TUKYSA or our product candidates;
•issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;
•termination of or changes in our existing collaborations or licensing arrangements, especially our ADCETRIS collaboration with Takeda, our PADCEV collaboration with Astellas and our tisotumab vedotin collaboration with Genmab, or establishment of new collaborations or licensing arrangements;

•our failure to achieve the perceived benefits of our strategic transactions, including the Cascadian Acquisition, as rapidly or to the extent anticipated by financial analysts or investors;
•our entry into additional material strategic transactions including licensing or acquisition of products, businesses or technologies;
•actions taken by regulatory authorities with respect to our product candidates, our clinical trials or our regulatory filings;
•our raising of additional capital and the terms upon which we may raise any additional capital;
•market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;
•developments or disputes concerning our proprietary rights;
•developments regarding any future purported securities class action lawsuits, as well as any other potential litigation;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•changes in government regulations; and
•economic or other external factors.
The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies, including in connection with the COVID-19 pandemic, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models or prospects of those companies. In this regard as a result of the risks and evolving effects of the COVID-19 pandemic, Brexit and/or significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and healthcare spending and delivery, including the possible invalidation, repeal and/or replacement of all or portions of PPACA or changes in tariffs and other trade restrictions stemming from Trump administration and foreign government policies, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the market price of our common stock. In this regard, worsening economic conditions and other adverse impacts or developments relating to the evolving effects of the COVID-19 pandemic may negatively affect the market price of our common stock, regardless of our actual operating performance.
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
Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2020, we had 173,865,316 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us as of June 30, 2020, collectively beneficially owned approximately 28% of our common stock. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended, or the Securities Act, we would be obligated to effect such registration. On July 26, 2018, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 50,977,960 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. Accordingly, we expect to register additional shares held by the Baker Entities for resale from time to time, including in certain cases, shares that we have previously registered for resale by the Baker Entities, whether in connection with the expiration of registration statements that we previously filed with the SEC or otherwise. If the Baker Entities, by exercise of these registration and/or underwriting rights and our registration of shares held by the Baker Entities for resale from time to time, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our registrations of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Our existing stockholders have significant control of our management and affairs.
Based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Exchange Act, and our outstanding shares of common stock as of June 30, 2020, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 65% of our voting power as of June 30, 2020. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
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

Item 6. Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1**	Agreement and Plan of Merger dated as of January 30, 2018 by and among Seattle Genetics, Inc., Valley Acquisition Sub, Inc. and Cascadian Therapeutics, Inc.	8-K	000-32405	2.1	1/31/2018
3.1	Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seattle Genetics, Inc.	8-K	000-32405	3.3	5/26/2011
3.3	Amended and Restated Bylaws of Seattle Genetics, Inc.	8-K	000-32405	3.1	1/16/2020
4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	2/8/2001
4.2	Investor Rights Agreement dated July 8, 2003 among Seattle Genetics, Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement dated September 10, 2015 between Seattle Genetics, Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+†	Commercial Supply Agreement dated June 13, 2019 between Seattle Genetics, Inc. and Esteve Quimica, S.A.	—	—	—	—
10.2+†	Amendment No. 1 to Commercial Supply Agreement dated April 14, 2020 between Seattle Genetics, Inc. and Esteve Quimica, S.A.	—	—	—	—
10.3+†	Commercial Supply Agreement dated February 20, 2020 between Seattle Genetics, Inc. and Corden Plankstadt.	—	—	—	—
10.4+†	Commercial Supply Agreement dated April 2, 2020 between Seattle Genetics, Inc. and Sterling Pharma Solutions Limited.	—	—	—	—
10.5+	Amendment No. 1 to License Agreement dated April 23, 2020 between Cascadian Therapeutics, Inc. and Array BioPharma, Inc.	—	—	—	—
10.6+*	Seattle Genetics, Inc. Equity Incentive Plan, effective as of May 15, 2020.	—	—	—	—
10.7+*	Amended and Restated Employment Agreement dated April 15, 2020 between Seattle Genetics, Inc. and Charles Romp.	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	—	—	—	—

+	Filed herewith.
†	Certain confidential information contained in this Exhibit, marked by brackets in the Exhibit, has been omitted, because it is both not material and would likely cause competitive harm if publicly disclosed.
*	Indicates a management contract or compensatory plan or arrangement.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulations S-K. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEATTLE GENETICS, INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	July 30, 2020