Form 10-Q
period 2020-09-30
Seagen Inc.
filed 2020-10-30
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-32405

SEAGEN INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of October 27, 2020, there were 180,306,390 shares of the registrant’s common stock outstanding.

Seagen Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
Seagen Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$919,454	$274,562
Short-term investments	798,921	536,493
Accounts receivable, net	293,416	236,001
Inventories	96,727	85,932
Prepaid expenses and other current assets	57,521	43,653
Total current assets	2,166,039	1,176,641
Property and equipment, net	192,867	155,491
Operating lease right-of-use assets	64,282	65,230
Long-term investments	—	57,283
Intangible assets, net	289,484	25
In-process research and development	—	300,000
Goodwill	274,671	274,671
Other non-current assets	17,618	176,525
Total assets	$3,004,961	$2,205,866
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,650	$52,292
Accrued liabilities and other	274,038	207,065
Deferred revenue	250,450	—
Total current liabilities	593,138	259,357
Long-term liabilities:
Operating lease liabilities, long-term	65,003	67,607
Other long-term liabilities	88,790	2,615
Total long-term liabilities	153,793	70,222
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 175,188 shares issued and outstanding at September 30, 2020 and 171,994 shares issued and outstanding at December 31, 2019	175	172
Additional paid-in capital	3,293,668	3,359,124
Accumulated other comprehensive income	850	229
Accumulated deficit	(1,036,663)	(1,483,238)
Total stockholders’ equity	2,258,030	1,876,287
Total liabilities and stockholders’ equity	$3,004,961	$2,205,866
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net product sales	$267,494	$167,582	$706,473	$461,563
Royalty revenues	35,924	27,261	87,520	66,218
Collaboration and license agreement revenues	758,313	18,420	780,250	99,128
Total revenues	1,061,731	213,263	1,574,243	626,909
Costs and expenses:
Cost of sales	78,296	10,827	155,962	32,024
Research and development	217,670	196,119	610,945	518,313
Selling, general and administrative	127,579	96,101	375,470	258,703
Total costs and expenses	423,545	303,047	1,142,377	809,040
Income (loss) from operations	638,186	(89,784)	431,866	(182,131)
Investment and other income (loss), net	1,223	(2,129)	17,951	(2,349)
Income (loss) before income taxes	639,409	(91,913)	449,817	(184,480)
Provision for income taxes	(3,242)	—	(3,242)	—
Net income (loss)	$636,167	$(91,913)	$446,575	$(184,480)
Net income (loss) per share - basic	$3.65	$(0.55)	$2.58	$(1.13)
Net income (loss) per share - diluted	$3.50	$(0.55)	$2.47	$(1.13)
Shares used in computation of per share amounts - basic	174,460	168,109	173,409	163,428
Shares used in computation of per share amounts - diluted	181,877	168,109	180,939	163,428

Comprehensive income (loss):
Net income (loss)	$636,167	$(91,913)	$446,575	$(184,480)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	(790)	(177)	441	297
Foreign currency translation gain (loss)	172	(7)	180	45
Total other comprehensive income (loss)	(618)	(184)	621	342
Comprehensive income (loss)	$635,549	$(92,097)	$447,196	$(184,138)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balances as of December 31, 2018	160,262	$160	$2,598,411	$(40)	$(1,324,588)	$1,273,943
Net loss	—	—	—	—	(13,329)	(13,329)
Other comprehensive income	—	—	—	256	—	256
Issuance of common stock for employee stock purchase plan	104	—	6,147	—	—	6,147
Stock option exercises	719	1	20,678	—	—	20,679
Restricted stock vested during the period, net	56	—	—	—	—	—
Share-based compensation	—	—	25,715	—	—	25,715
Balances as of March 31, 2019	161,141	161	2,650,951	216	(1,337,917)	1,313,411
Net loss	—	—	—	—	(79,238)	(79,238)
Other comprehensive income	—	—	—	270	—	270
Stock option exercises	393	1	11,225	—	—	11,226
Restricted stock vested during the period, net	104	—	—	—	—	—
Share-based compensation	—	—	26,157	—	—	26,157
Balances as of June 30, 2019	161,638	162	2,688,333	486	(1,417,155)	1,271,826
Net loss	—	—	—	—	(91,913)	(91,913)
Other comprehensive loss	—	—	—	(184)	—	(184)
Issuance of common stock for employee stock purchase plan	85	—	5,452	—	—	5,452
Stock option exercises	513	—	17,854	—	—	17,854
Restricted stock vested during the period, net	658	1	(1)	—	—	—
Issuance of common stock	8,214	8	548,683	—	—	548,691
Share-based compensation	—	—	27,875	—	—	27,875
Balances as of September 30, 2019	171,108	$171	$3,288,196	$302	$(1,509,068)	$1,779,601

Balances as of December 31, 2019	171,994	$172	$3,359,124	$229	$(1,483,238)	$1,876,287
Net loss	—	—	—	—	(168,402)	(168,402)
Other comprehensive income	—	—	—	3,249	—	3,249
Issuance of common stock for employee stock purchase plan	133	—	8,513	—	—	8,513
Stock option exercises	442	1	13,272	—	—	13,273
Restricted stock vested during the period, net	67	—	—	—	—	—
Share-based compensation	—	—	32,698	—	—	32,698
Balances as of March 31, 2020	172,636	173	3,413,607	3,478	(1,651,640)	1,765,618
Net loss	—	—	—	—	(21,190)	(21,190)
Other comprehensive loss	—	—	—	(2,010)	—	(2,010)
Stock option exercises	858	1	31,484	—	—	31,485
Restricted stock vested during the period, net	371	—	—	—	—	—
Share-based compensation	—	—	40,174	—	—	40,174
Balances as of June 30, 2020	173,865	174	3,485,265	1,468	(1,672,830)	1,814,077
Net income	—	—	—	—	636,167	636,167
Other comprehensive loss	—	—	—	(618)	—	(618)
Premium for commitment to sell common stock	—	—	(250,150)	—	—	(250,150)
Issuance of common stock for employee stock purchase plan	75	—	6,948	—	—	6,948
Stock option exercises	352	—	12,554	—	—	12,554
Restricted stock vested during the period, net	896	1	(1)	—	—	—
Share-based compensation	—	—	39,052	—	—	39,052
Balances as of September 30, 2020	175,188	$175	$3,293,668	$850	$(1,036,663)	$2,258,030
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income (loss)	$446,575	$(184,480)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Share-based compensation	107,458	79,747
Depreciation	26,219	17,885
Amortization of intangible assets	10,541	11
Amortization of right-of-use assets	7,945	7,257
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	(426)	(3,750)
(Gains) losses on equity securities	(11,604)	10,258
Changes in operating assets and liabilities
Accounts receivable, net	(57,166)	(44,037)
Inventories	(10,795)	(38,795)
Prepaid expenses and other assets	(16,792)	3,414
Lease liability	(8,223)	(4,633)
Deferred revenue	300	(26,572)
Other liabilities	173,392	31,809
Net cash provided (used) by operating activities	667,424	(151,886)
Investing activities:
Purchases of securities	(811,274)	(666,120)
Proceeds from maturities of securities	587,000	375,000
Proceeds from sales of securities	194,733	—
Purchases of property and equipment	(65,899)	(51,763)
Net cash used by investing activities	(95,440)	(342,883)
Financing activities:
Net proceeds from issuance of common stock	—	548,691
Proceeds from exercise of stock options and employee stock purchase plan	72,773	61,358
Net cash provided by financing activities	72,773	610,049
Effect of exchange rate changes on cash and cash equivalents	135	—
Net increase in cash and cash equivalents	644,892	115,280
Cash and cash equivalents at beginning of period	274,562	78,186
Cash and cash equivalents at end of period	$919,454	$193,466
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seagen Inc. and its wholly-owned subsidiaries (collectively “Seagen,” “we,” “our,” or “us”). In October 2020, we changed our corporate name from Seattle Genetics, Inc. to Seagen Inc., reflecting the global expansion of our operations. All intercompany transactions and balances have been eliminated. Management has determined that we operate in one segment: the development and sale of pharmaceutical products on our own behalf or in collaboration with others. Substantially all of our assets and revenues are related to operations in the U.S.; however, we have multiple subsidiaries in foreign jurisdictions, including several subsidiaries in Europe.
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
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Reclassification
We combined cost of sales with cost of royalty revenues during the current period, and reclassified the prior year cost of royalty revenues amount on our condensed consolidated statements of comprehensive income (loss) to conform the current year presentation. This reclassification had no effect on our total costs and expenses or net income (loss) on our condensed consolidated statements of comprehensive income (loss).
We reclassified the prior year amortization of premiums and accretion of discounts on debt securities on our condensed consolidated statements of cash flows to conform to our current year presentation. This reclassification had no effect on our net cash used by operating activities or our condensed consolidated statements of comprehensive income (loss).
Non-cash activities
We had $8.8 million and $11.1 million of accrued capital expenditures as of September 30, 2020 and December 31, 2019, respectively. Accrued capital expenditures are treated as a non-cash investing activity and, accordingly, have not been included in the condensed consolidated statement of cash flows until such amounts have been paid in cash. During the nine months ended September 30, 2020 and 2019, we recorded $7.0 million and $39.2 million, respectively, of right-of-use assets in exchange for lease liabilities, which are treated as a non-cash operating activity. See Note 3 for additional information. As of September 30, 2020, we recorded $250.1 million in deferred revenue associated with a stock purchase agreement with a subsidiary of Merck & Co., Inc, or Merck, which was treated as a non-cash operating activity and was not included in the condensed consolidated statement of cash flows. See Note 2 for additional information.
Investments
We held certain equity securities that we acquired in connection with strategic agreements, which were reported at estimated fair value. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.

We invest our available cash primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income and loss in stockholders’ equity. Realized gains, realized losses and declines in the value of debt securities judged to be other-than-temporary are included in investment and other income (loss), net. The cost of debt securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income (loss), net. Interest and dividends earned are included in investment and other income (loss), net. Accrued interest receivable as of September 30, 2020, was $1.9 million, and was included in prepaid expenses and other current assets. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.
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
The adoption of the standard had a material impact on our condensed consolidated balance sheet, did not have an impact on our condensed consolidated statement of comprehensive income (loss), and there was no cumulative-effect adjustment to the opening accumulated deficit in the period of adoption. See Note 3 for additional information.
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
Intangible assets, net
Our intangible assets are primarily comprised of acquired TUKYSA™ (tucatinib) technology from the acquisition of Cascadian Therapeutics, Inc. in 2018. Upon FDA approval and commercial launch of TUKYSA in April 2020, we reclassified in-process research and development costs related to the acquired TUKYSA technology to finite-lived intangible assets. Prior to 2020, our finite-lived intangible assets consisted of certain in-licensed ADCETRIS technology. Amortization expense of $5.8 million and $10.5 million related to acquired TUKYSA technology costs for the three and nine months ended September 30, 2020, respectively, was included in cost of sales in our condensed consolidated statements of comprehensive income (loss). The gross carrying value and accumulated amortization of our finite-lived intangible assets was $305.7 million and $16.2 million as of September 30, 2020, respectively, and $5.7 million and $5.6 million as of December 31, 2019, respectively. The weighted average useful life of our finite-lived intangible assets was 13 years as of September 30, 2020, and estimated future amortization expense related to TUKYSA is $5.8 million for the three months ending December 31, 2020, and $23.1 million for each of the years ending December 31, 2021 through December 31, 2025.
Long-term incentive plans
We have established Long-Term Incentive Plans, or LTIPs. The LTIPs provide eligible employees with the opportunity to receive performance-based incentive compensation, which may be comprised of cash, stock options, and/or restricted stock units, or RSUs. The payment of cash and the grant and/or vesting of equity are contingent upon the achievement of pre-determined regulatory milestones. We record compensation expense over the estimated service period for each milestone subject to the achievement of the milestone being considered probable in accordance with the provisions of Accounting Standards Codification Topic 450, Contingencies. At each reporting date, we assess whether achievement of a milestone is considered probable and, if so, record compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures. We recognize compensation expense with respect to a milestone over the remaining estimated service period. In April 2020, an LTIP milestone was achieved related to FDA approval of TUKYSA based on our HER2CLIMB trial, which triggered vesting of performance-based stock awards previously granted to eligible participants, and an RSU grant to eligible participants. As of September 30, 2020, the estimated unrecognized compensation expense related to all LTIPs was approximately $58 million.
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
Royalty revenues
Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda Pharmaceutical Company Limited, or Takeda. These royalties include commercial sales-based milestones and sales royalties that relate predominantly to the license of intellectual property. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on annual net sales tiers. Takeda bears a portion of low single digit third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Amounts owed to our third-party licensors related to Takeda’s sales of ADCETRIS are recorded in cost of sales. These amounts are recognized in the period in which the related sales by Takeda occur. Royalty revenues also reflect amounts from Genentech, Inc., a member of the Roche Group, or Genentech, earned on net sales of Polivy under our ADC collaboration with Genentech.
Collaboration and license agreement revenues
We have collaboration and license agreements for our technology with a number of biotechnology and pharmaceutical companies. Under these agreements, we typically receive or are entitled to receive upfront cash payments and progress- and sales-dependent milestones for the achievement by our licensees of certain events, and annual maintenance fees and support fees for research and development services and materials provided under the agreements. We also are entitled to receive royalties on net sales of any resulting products incorporating our technology.
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
We have several active collaboration and license agreements entered into prior to 2015. Our licensees are solely responsible for research, product development, manufacturing and commercialization of any product candidates under these collaborations, which includes the achievement of the potential milestones. Since we do not take a substantive role or control the research, development or commercialization of any products generated by our licensees, we are not able to reasonably estimate when, if at all, any potential future milestone payments or royalties may be payable to us by our licensees. As such, the potential future milestone payments associated with our collaboration and license agreements involve a substantial degree of uncertainty and risk that they may never be received.
We have concluded that the license of intellectual property in certain collaboration and license agreements is not distinct from the perspective of our customers at the time of initial transfer, since we often do not license intellectual property without related technology transfer and research and development support services. Such evaluation requires significant judgment since it is made from the customer's perspective. Our performance obligations under our collaborations may include such things as providing intellectual property licenses, performing technology transfer, performing research and development consulting services, providing reagents, ADCs, and other materials, and notifying the customer of any enhancements to licensed technology or new technology that we discover, among others. We determined our performance obligations under certain ADC collaboration and license agreements as evaluated at contract inception were not distinct and represented a single performance obligation. For those agreements, revenue is recognized using a proportional performance model, representing the transfer of goods or services as activities are performed over the term of the agreement. Upfront payments are also amortized to revenue over the performance period. Upfront payment contract liabilities resulting from our collaborations do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by us. Each of these agreements is beyond the initial performance period, and we have no remaining performance obligations. We may receive license maintenance fees and potential milestones and royalties based on collaborator development and regulatory progress, which are recorded in the period achieved in the case of milestones, and during the period of the related sales for royalties.
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

Collaboration and license agreement revenues by collaborator are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Merck	$725,000	$—	$725,000	$—
Takeda	7,013	17,720	22,925	89,859
Other	26,300	700	32,325	9,269
Collaboration and license agreement revenues	$758,313	$18,420	$780,250	$99,128
We recognized collaboration and license agreement revenues of $0.0 million and $27.5 million during the nine months ended September 30, 2020 and 2019, respectively, that were included in deferred revenue as of the beginning of the respective years. For the nine months ended September 30, 2019, collaboration and license agreement revenues from Takeda also included substantially all of $37.5 million for two regulatory milestones achieved, which were related to additional approvals of ADCETRIS in frontline Hodgkin lymphoma received by Takeda.
We estimate an allowance for doubtful accounts based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. As of September 30, 2020, we recognized no year-to-date bad debt expense.

Merck LV and TUKYSA license and collaboration agreements, and stock purchase agreement
In September 2020, we entered into two license and collaboration agreements, and a stock purchase agreement, with subsidiaries of Merck.
Under one of the license and collaboration agreements, referred to as the LV Agreement, we will pursue a broad joint development program evaluating ladiratuzumab vedotin, or LV, as monotherapy and in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in triple-negative breast cancer, hormone receptor-positive breast cancer and other LIV-1-expressing solid tumors. Pursuant to the LV Agreement, we granted to Merck a co-exclusive worldwide development and commercialization license for LV, and agreed to jointly develop and commercialize LV on a worldwide basis. We received an upfront cash payment of $600.0 million, and we are eligible to receive up to $850.0 million in milestone payments upon the initiation of certain clinical trials and regulatory approval in certain major markets, and up to an additional $1.75 billion in milestone payments upon the achievement of specified annual global net sales thresholds of LV. Each company is responsible for 50% of global costs to develop and commercialize LV and will receive 50% of potential future profits. In connection with the LV Agreement, we entered into a stock purchase agreement with Merck, referred to as the Purchase Agreement, pursuant to which we agreed to issue and sell, and Merck agreed to purchase 5,000,000 newly-issued shares of our common stock, at a purchase price of $200 per share, for an aggregate purchase price of $1.0 billion.

Under the other license and collaboration agreement, referred to as the TUKYSA Agreement, we granted Merck exclusive rights to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe. Pursuant to the TUKYSA Agreement, Merck is responsible for marketing applications for approval in its territory, supported by the positive results from the HER2CLIMB clinical trial. We retained commercial rights in the U.S., Canada and Europe, where we will record sales. Merck is also co-funding a portion of the TUKYSA global development plan, which encompasses several ongoing and planned trials across HER2-positive cancers. We will continue to lead ongoing TUKYSA global development operational execution. Merck will solely fund and conduct country-specific clinical trials necessary to support anticipated regulatory applications in its territories. We received an upfront cash payment from Merck of $125.0 million and also received $85.0 million in prepaid research and development funding to be applied to Merck’s global development cost sharing obligations. We are eligible to receive progress-dependent milestone payments of up to $65.0 million, and are entitled to receive tiered royalties on sales of TUKYSA by Merck that begin in the low twenty percent range and escalate based sales volume by Merck in its territory.
We determined that these agreements are within the scope of ASC 808. Pursuant to ASC 808, we considered other authoritative guidance for distinct units of account related to these agreements, including ASC 606. Our performance obligations within the scope of ASC 606 consisted of the delivery of the LV license and transfer of regulatory information to enable the LV collaboration, the delivery of the TUKYSA license and transfer of regulatory materials for use by Merck in its territory, and supply of commercial TUKYSA inventory to Merck for use in its territory. The LV license and TUKYSA license are functional intellectual property and distinct from the other promises made under the contract. Since we also determined that Merck can benefit from the LV license and the TUKYSA licenses at the time of conveyance, the related performance obligations were satisfied at that point in time. Therefore, we recognized the license revenue under ASC 606 of $725.0 million in collaboration and license agreement revenues during the three and nine months ended September 30, 2020.
Potential development, regulatory, and sales-based milestones, and royalties, will be accounted for as variable transaction price related to the LV or TUKYSA licenses under ASC 606. Given the uncertain nature of these payments, we determined they were fully constrained as of September 30, 2020 and not included in the transaction price. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
We and Merck will share equally in LV global development costs, and Merck is co-funding a portion of the TUKYSA global development plan. We consider the collaborative activities associated with the global development and commercialization of LV, and the global development of TUKYSA, to be units of account within the scope of ASC 808. We recognize development cost sharing proportionately with the performance of the underlying activities, and record Merck’s reimbursement of our expenses as a reduction of research and development expenses. Reimbursements from Merck for the LV Agreement and TUKYSA Agreement were not material during the three and nine months ended September 30, 2020. Merck’s prepayment of $85.0 million towards the TUKYSA global development plan was recorded as a co-development liability in other long-term liabilities on our condensed consolidated balance sheet as of September 30, 2020. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our condensed consolidated statements of comprehensive income (loss). As of September 30, 2020, $84.5 million was recorded as the remaining co-development liability. Sales of TUKYSA drug product supplied to Merck will be included in collaboration and license agreement revenues.
The fair market value of 5,000,000 shares of our common stock was $749.9 million, based on the closing price of the last trading day prior to the Purchase Agreement being executed. We accounted for the associated premium of $250.1 million as a freestanding equity-linked instrument under ASC 815. The premium was determined to be variable consideration in the calculation of the total transaction price related to the LV license, and recorded in deferred revenue as of September 30, 2020, due to the substantive contingency associated with closing of the sale of shares under the Purchase Agreement. The closing of the sale of the shares pursuant to the Purchase Agreement occurred in October 2020. Upon closing, we recorded the fair market value of the shares issued in stockholders’ equity on our condensed consolidated balance sheet. The variable consideration restraint was removed upon the closing of the sale of shares pursuant to the Purchase Agreement, and the premium will be recognized in collaboration and license agreement revenues in the quarter and year ending December 31, 2020.

3. Operating leases
We have operating leases for our office and laboratory facilities with terms that expire from 2021 through 2029. Upon adoption of Topic 842 on January 1, 2019, we recognized $35.2 million of operating lease liabilities and $34.7 million of operating lease right-of-use assets for our existing leases on our condensed consolidated balance sheet. During the nine months ended September 30, 2020 and 2019, we recorded $7.0 million and $39.2 million of right-of-use assets in exchange for lease liabilities, respectively. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of September 30, 2020.
Supplemental operating lease information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Operating lease cost	$3,832	$3,479	$10,967	$10,066
Variable lease cost	998	691	2,972	2,120
Total lease cost	$4,830	$4,170	$13,939	$12,186
Cash paid for amounts included in measurement of lease liabilities	$3,327	$2,732	$10,223	$7,129

	As of September 30,
	2020	2019
Weighted average remaining lease term	6.3 years	7.3 years
Weighted average discount rate	5.2%	5.4%
Operating lease liabilities were recorded in the following captions of our condensed consolidated balance sheet as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Accrued liabilities and other	$12,326	$9,445
Operating lease liabilities, long-term	65,003	67,607
Total	$77,329	$77,052

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019
Net income (loss)	$636,167	$(91,913)	$446,575	$(184,480)

Shares used in computation of per share amounts - basic	174,460	168,109	173,409	163,428
Dilutive potential common shares	7,417	—	7,530	—
Weighted average common shares outstanding - diluted	181,877	168,109	180,939	163,428

Net income (loss) per share - basic	$3.65	$(0.55)	$2.58	$(1.13)
Net income (loss) per share - diluted	$3.50	$(0.55)	$2.47	$(1.13)
Potential shares of common stock excluded from the computation of diluted net income (loss) per share because their effect would have been antidilutive totaled approximately 437,000 and 12,618,000 for the three months ended September 30, 2020 and 2019, respectively, and approximately 310,000 and 12,758,000 for the nine months ended September 30, 2020 and 2019, respectively.

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
The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
September 30, 2020
Short-term investments—U.S. Treasury securities	$798,921	$—	$—	$798,921
December 31, 2019
Short-term investments—U.S. Treasury securities	$536,493	$—	$—	$536,493
Long-term investments—U.S. Treasury securities	57,283	—	—	57,283
Other non-current assets—equity securities	163,936	—	—	163,936
Total	$757,712	$—	$—	$757,712
Our short- and long-term investments portfolio only contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and have a zero loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and nine months ended September 30, 2020, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of September 30, 2020.
In April 2020, we sold our Immunomedics common stock holdings for $174.7 million, and, accordingly, recognized the associated realized gain in our condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020.

Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2020
U.S. Treasury securities	$798,269	$670	$(18)	$798,921
Contractual maturities (at date of purchase):
Due in one year or less	$670,578			$670,663
Due in one to two years	127,691			128,258
Total	$798,269			$798,921
December 31, 2019
U.S. Treasury securities	$593,565	$236	$(25)	$593,776
Contractual maturities (at date of purchase):
Due in one year or less	$466,439			$466,547
Due in one to two years	127,126			127,229
Total	$593,565			$593,776

7. Investment and other income (loss), net
Investment and other income (loss), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Gain (loss) on equity securities	$—	$(5,690)	$11,604	$(10,258)
Investment and other income, net	1,223	3,561	6,347	7,909
Total investment and other income (loss), net	$1,223	$(2,129)	$17,951	$(2,349)
Gain (loss) on equity securities includes the realized and unrealized holding gains and losses on our equity securities.

8. Inventories
Inventories consisted of the following:

(dollars in thousands)	September 30, 2020	December 31, 2019
Raw materials	$74,783	$78,285
Finished goods	21,944	7,647
Total	$96,727	$85,932
We capitalize our commercial inventory costs. Inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales.

9. Income taxes
For the three and nine months ended September 30, 2020, we recorded an income tax provision of $3.2 million. Our effective tax rate of approximately 1% differed from the federal statutory rate primarily because we maintain a full valuation allowance. The income tax provision recorded is related to estimated state tax liabilities, for which there were limitations on the use of existing state carryforwards against estimated taxable income. We have existing federal tax carryforwards sufficient to offset estimated taxable income.
Included in the estimated effective tax rate, we have forecasted a valuation allowance release due to expected utilization of tax attributes in 2020. It also reflected a discrete benefit of $52.1 million primarily offset by a valuation allowance release for stock-based compensation windfalls during the nine months ended September 30, 2020. We have provided a full valuation allowance against the remaining deferred tax assets because based on the weight of available evidence, it is more likely than not some or all of the deferred tax assets will not be realized in the future.

10. Legal matters
We are engaged in a dispute with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo, regarding the ownership of certain technology used by Daiichi Sankyo in its metastatic breast cancer drug ENHERTU and certain product candidates. We believe that the linker and other ADC technology used in ENHERTU and these drug candidates are improvements to our ADC technology, the ownership of which we contend was assigned to us under the terms of a 2008 collaboration agreement between us and Daiichi Sankyo. On November 4, 2019, Daiichi Sankyo filed a declaratory judgment action in the United States District Court for the District of Delaware, alleging that we are not entitled to the intellectual property rights under dispute, in an attempt to have the case heard in federal court. On November 12, 2019, we submitted an arbitration demand to the American Arbitration Association seeking, among other remedies, a declaration that we are the owner of the intellectual property rights under dispute, monetary damages, and a running royalty. On March 25, 2020, a District of Delaware magistrate judge issued a stay of Daiichi Sankyo’s court action pending determination by the arbitrator of whether the suit should be heard in court or arbitration. On April 8, 2020, Daiichi Sankyo filed objections to the magistrate judge’s order. On October 27, 2020, the presiding District Court Judge overruled Daiichi Sankyo's objections and affirmed the magistrate judge's stay of the Daiichi Sankyo court action. On April 27, 2020, the arbitrator confirmed the dispute should be resolved in arbitration and that the arbitration process should progress.
Separately from the on-going arbitration against Daiichi Sankyo described above, on October 19, 2020, we filed a complaint in the United States District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the '039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the United States of ENHERTU. This action is seeking, among other remedies, a judgment that Daiichi Sankyo infringed one or more valid and enforceable claims of the '039 Patent, monetary damages and a running royalty.
As a result of these disputes, we have incurred and will continue to incur litigation expenses. In addition, from time to time, we may become involved in other lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to the defense and enforcement of our patent or other intellectual property rights and our contractual rights. These proceedings are costly and time consuming, and they may subject us to claims which may result in liabilities or require us to take or refrain from certain actions. Additionally, successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators.

11. Subsequent event
On October 27, 2020, we closed the sale of the shares pursuant to the Purchase Agreement, and issued 5,000,000 shares of our common stock to Merck at a purchase price of $200 per share, for proceeds of $1.0 billion. As a result, upon closing, we recorded $749.9 million in stockholders’ equity on our consolidated balance sheet, and will recognize the $250.1 million premium attributed to the Purchase Agreement in collaboration and license agreement revenues for the quarter and year ending December 31, 2020.

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
Overview
Seagen is a biotechnology company that develops and commercializes therapies targeting cancer. We are commercializing ADCETRIS®, or brentuximab vedotin, for the treatment of certain CD30-expressing lymphomas, PADCEV®, or enfortumab vedotin-ejfv, for the treatment of certain metastatic urothelial cancers, and TUKYSA®, or tucatinib, for treatment of certain metastatic HER2-positive breast cancers. We are also advancing a pipeline of novel therapies for solid tumors and blood-related cancers designed to address unmet medical needs and improve treatment outcomes for patients. Many of our programs, including ADCETRIS and PADCEV, are based on our antibody-drug conjugate, or ADC, technology that utilizes the targeting ability of monoclonal antibodies to deliver cell-killing agents directly to cancer cells. In October 2020, we changed our corporate name from Seattle Genetics, Inc. to Seagen Inc., reflecting the global expansion of our operations.
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
PADCEV® (enfortumab vedotin-ejfv)
Our second marketed product, PADCEV, is being co-developed and jointly commercialized with Astellas Pharma, Inc., or Astellas. In the U.S., we and Astellas are jointly promoting PADCEV. In the U.S., we record net sales of PADCEV and are responsible for all distribution activities. We and Astellas each bear the costs of our own sales organizations in the U.S., equally share certain other costs associated with commercializing PADCEV in the U.S., and equally share in any profits realized in the U.S.

PADCEV was granted accelerated approval by the FDA in December 2019 for the treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received a PD-1 or PD-L1 inhibitor and a platinum-containing chemotherapy before (neoadjuvant) or after (adjuvant) surgery or in a locally advanced or metastatic setting. FDA approval of PADCEV was supported by data from the first cohort of patients in a single-arm pivotal phase 2 clinical trial called EV-201. The trial enrolled 125 patients with locally advanced or metastatic urothelial cancer who received prior treatment with a PD-1 or PD-L1 inhibitor and a platinum-based chemotherapy. It is the first FDA approved treatment for these patients. Continued approval may be contingent upon verification and description of clinical benefit in a required confirmatory trial.
In September 2020, we announced that the global phase 3 clinical trial called EV-301, which compared PADCEV to chemotherapy in adult patients with locally advanced or metastatic urothelial cancer who were previously treated with platinum-based chemotherapy and a PD-1/L1 inhibitor, met its primary endpoint of overall survival, or OS. We plan to submit the EV-301 results to the FDA as the confirmatory trial following PADCEV's accelerated approval in December 2019. EV-301 is also intended to support global registrations. In the trial, PADCEV significantly improved OS, with a 30 percent reduction in risk of death (Hazard Ratio [HR]=0.70; [95 percent Confidence Interval (CI): 0.56, 0.89]; p=0.001). PADCEV also significantly improved progression-free survival, or PFS, a secondary endpoint, with a 39 percent reduction in risk of disease progression or death (HR=0.61 [95 percent CI: 0.50, 0.75]; p<0.00001). For patients in the PADCEV arm of the trial, adverse events were consistent with those listed in the U.S. Prescribing Information, with rash, hyperglycemia, decreased neutrophil count, fatigue, anemia and decreased appetite as the most frequent Grade 3 or greater adverse event(s) occurring in more than 5 percent of patients.
In October 2020, we announced positive topline results from the second cohort of patients in the pivotal phase 2 EV-201 trial. The cohort is evaluating PADCEV for patients with locally advanced or metastatic urothelial cancer who have been previously treated with a PD-1/L1 inhibitor and have not received a platinum-containing chemotherapy and are ineligible for cisplatin. Results showed a 52 percent objective response rate, or ORR, [95 percent Confidence Interval (CI): 40.8, 62.4] per blinded independent central review and a median duration of response of 10.9 months. The most frequently reported treatment-related adverse events Grade 3 or greater that occurred in more than 5 percent of patients were: neutropenia, rash, fatigue, increased lipase, diarrhea, decreased appetite, anemia and hyperglycemia. We expect to discuss the data from the second cohort with regulatory authorities.
PADCEV is also being investigated in frontline metastatic urothelial cancer and earlier stages of bladder cancer. We and Astellas are conducting a phase 1b/2 clinical trial, called EV-103, that is a multi-cohort, open-label trial of PADCEV alone or in combination with the anti-PD-1 therapy pembrolizumab and/or chemotherapy. The trial is evaluating safety, tolerability and activity in locally advanced and first- and second-line metastatic urothelial cancer, and was expanded to include muscle invasive bladder cancer, or MIBC. In February 2020, updated results from the trial in patients with previously untreated locally advanced or metastatic urothelial cancer who were ineligible for treatment with cisplatin-based chemotherapy were presented at the 2020 Genitourinary Cancers Symposium.
In February 2020, based on the positive initial results of the EV-103 trial, the FDA granted Breakthrough Therapy designation for PADCEV in combination with pembrolizumab for the treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting. In April 2020, we announced that based on discussions with the FDA, data from the randomized cohort K in the EV-103 trial, along with other data from the EV-103 trial, could potentially support registration under the FDA's accelerated approval pathway. The primary outcome measures are objective response rate and duration of response.
In addition to the potential accelerated approval pathway based on the EV-103 trial, we are conducting a global, registrational phase 3 trial, called EV-302, in frontline metastatic urothelial cancer in collaboration with Astellas and a subsidiary of Merck & Co., Inc., or Merck. We, Astellas and Merck are jointly funding EV-302 and the trial is being led by us. EV-302 is an open-label, randomized phase 3 clinical trial evaluating the combination of PADCEV and pembrolizumab versus chemotherapy alone in patients with previously untreated locally advanced or metastatic urothelial cancer. The trial includes metastatic urothelial cancer patients who are either eligible or ineligible for cisplatin-based chemotherapy and is expected to enroll 760 patients. The first patient was dosed in the trial in April 2020. The trial has dual primary endpoints of progression-free survival and overall survival and is intended to support global registrations and potentially serve as a confirmatory trial if accelerated approval is granted based on EV-103.
In April 2020, we and Astellas entered into an agreement with Merck to evaluate PADCEV in MIBC. Merck has amended its ongoing phase 3 KEYNOTE-905/EV-303 registrational trial in cisplatin-ineligible patients with MIBC to include an arm evaluating PADCEV in combination with pembrolizumab. In October 2020, we and Astellas entered into an agreement with Merck to evaluate PADCEV in combination with pembrolizumab in a phase 3 trial to be conducted by Merck in cisplatin-eligible patients with MIBC.

In January 2020, we and Astellas also initiated a phase 2 clinical trial, called EV-202, to evaluate PADCEV monotherapy in solid tumors that have high-levels of Nectin-4 expression, including non-small cell lung, head and neck, gastric/esophageal and breast cancers. In March 2020, the first patient was dosed in the trial.
TUKYSA® (tucatinib)
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
The FDA reviewed the application for approval under the Oncology Center of Excellence's, or OCE's, Real Time Oncology Review, or RTOR, pilot program. We are also participating in the Project Orbis initiative of the FDA OCE which provides a framework for concurrent submission and review of oncology products among international partners. Under this program we have received approval from the following countries participating in the FDA's Project Orbis initiative: U.S., Canada, Australia, Singapore, and Switzerland. In January 2020, we submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, and the submission was validated, which confirmed it was sufficiently complete to begin the formal review process.
FDA approval of TUKYSA was supported by data from the HER2CLIMB trial. HER2CLIMB is a randomized trial evaluating TUKYSA in combination with trastuzumab and capecitabine versus trastuzumab and capecitabine alone in patients with HER2-positive unresectable locally advanced or metastatic breast cancer, including patients with brain metastases. Patients had to have previously received, either separately or in combination, trastuzumab, pertuzumab, and ado-trastuzumab emtansine, or T-DM1. In December 2019, positive results from the HER2CLIMB trial were published in the New England Journal of Medicine and TUKYSA was granted Breakthrough Therapy designation by the FDA.
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
We are conducting a phase 2/3 trial, called MOUNTAINEER-02, in combination with trastuzumab, ramucirumab and paclitaxel in second-line HER2-positive metastatic gastroesophageal cancer. We have also initiated a phase 1b trial evaluating TUKYSA in combination with trastuzumab and oxaliplatin based chemotherapy in first-line HER2-positive unresectable or metastatic colorectal, gastric, esophageal and gallbladder cancers.
In September 2020, we entered into a license and collaboration agreement with a subsidiary of Merck, or the TUKYSA Agreement. that granted exclusive rights to Merck to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe. The collaboration is intended to accelerate global availability of TUKYSA. Please refer to Note 2 of the Notes to Our Condensed Consolidated Financial Statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q for additional information.

Tisotumab Vedotin
In collaboration with Genmab A/S, or Genmab, we are developing tisotumab vedotin, which is an ADC targeting tissue factor. We and Genmab are conducting a pivotal phase 2 trial, called innovaTV 204, evaluating single-agent tisotumab vedotin for patients with recurrent and/or metastatic cervical cancer who have relapsed or progressed after standard of care treatment. In September 2020, data from the innovaTV 204 trial were presented at the European Society for Medical Oncology, or ESMO, Virtual Congress 2020. Results from the trial showed a 24 percent confirmed objective response rate [95 percent Confidence Interval (CI): 15.9 percent-33.3 percent], including 7 patients (7 percent) with a complete response and 17 patients (17 percent) with a partial response by independent central review. After a median follow-up of 10 months, the median DOR was 8.3 months (95 percent CI: 4.2, not reached). The most common treatment-related adverse events (greater than or equal to 20 percent) included alopecia (Grade 1/2 at 38 percent), epistaxis (nose bleeds, Grade 1/2 at 30 percent), nausea (Grade 1/2 at 27 percent), conjunctivitis (Grade 1/2 at 26 percent), fatigue (Grade 1/2 at 24 percent, Grade 3 or higher at 2 percent) and dry eye (Grade 1/2 at 23 percent). Most treatment-related adverse events were Grade 1 or 2 and no new safety signals were reported. One death due to septic shock was considered by the investigator to be related to tisotumab vedotin. Pre-specified adverse events of interest with tisotumab vedotin treatment included ocular events, bleeding and peripheral neuropathy. Ocular adverse events considered to be related to therapy that occurred in patients were mostly mild to moderate (Grade 1 at 25 percent, Grade 2 at 27 percent, Grade 3 at 2 percent) of which a majority of the events resolved (86 percent) and were managed with an eye care plan. Bleeding events considered to be related to therapy that occurred in patients were mostly mild (Grade 1 at 34 percent, Grade 2 at 3 percent, Grade 3 at 2 percent) of which a majority of the events resolved (90 percent). The most common bleeding events included Grade 1 epistaxis (28 percent). Peripheral neuropathy events considered to be related to therapy were mostly mild to moderate (Grade 1 at 17 percent, Grade 2 at 9 percent, Grade 3 at 7 percent) and managed with dose modifications. Resolution of peripheral neuropathy was limited by follow-up period. Based on the positive results, the companies plan to submit a Biologics License Application, or BLA, to the FDA under the FDA's accelerated approval pathway.
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
Ladiratuzumab Vedotin
Our pipeline also includes ladiratuzumab vedotin, or LV, an ADC targeting LIV-1, which is currently being evaluated in phase 1 and phase 2 clinical trials both as monotherapy and in combination with other agents for patients with metastatic breast cancer and select solid tumors with high LIV-1 expression. In September 2020, we and a subsidiary of Merck entered into a license and collaboration agreement, or the LV Agreement, under which the companies will jointly develop and share future costs and profits worldwide for LV. Merck made an upfront payment to us of $600.0 million, and in October 2020, Merck made a $1.0 billion equity investment in 5,000,000 shares of our common stock at $200 per share. In addition, we are eligible to receive up to $850.0 million in milestone payments upon the initiation of certain clinical trials and regulatory approval in certain major markets, and up to an additional $1.75 billion in milestone payments upon the achievement of specified annual global net sales thresholds of LV, for an aggregate $2.6 billion. Please refer to Note 2 of the Notes to Our Condensed Consolidated Financial Statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other clinical and early-stage product candidates
We are advancing multiple earlier stage programs that employ our proprietary technologies. In June 2020, the first patient was dosed in a phase 1 clinical trial of our investigational agent SEA-TGT, also known as SGN-TGT, an anti-TIGIT antibody for patients with solid tumors and lymphomas. TIGIT (T-cell immune receptor with Ig and ITIM domains) is an inhibitory immune receptor that is emerging as a clinically relevant immuno-oncology target. SEA-TGT is a nonfucosylated human IgG1 antibody that uses our proprietary Sugar Engineered Antibody, or SEA, technology. We also announced the dosing of the first patient in a phase 1 clinical trial evaluating our investigational agent SGN-B6A, an ADC targeting integrin beta-6, which is overexpressed in numerous solid tumors and has been demonstrated to be a negative prognostic indicator across a diverse range of cancers.

Antibody-Drug Conjugate technology license agreements
We have active technology license agreements for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Genentech, Inc., a member of the Roche Group, or Genentech; GlaxoSmithKline LLC, or GSK; and Progenics Pharmaceuticals Inc, as well as collaboration agreements with Astellas and Genmab. Genentech and GSK have ADCs using our technology in late-stage clinical trials. In June 2019, Genentech received accelerated approval from the FDA and, in January 2020, received conditional marketing authorization from the European Commission for Polivy® (polatuzumab vedotin-piic), an ADC that uses our technology, to treat patients with relapsed or refractory diffuse large B-cell lymphoma. In August 2020, GSK received accelerated approval from the FDA and conditional marketing authorization from the European Commission for Blenrep™ (belantamab mafodotin-blmf), an ADC developed by GSK that uses our technology, for treatment of patients with relapsed or refractory multiple myeloma who have received at least four prior therapies including an anti-CD38 monoclonal antibody, a proteasome inhibitor and an immunomodulatory agent. Under our ADC license agreements with Genentech and GSK, these events triggered milestone payments to us and we are also entitled receive royalties on net sales of Polivy and Blenrep worldwide.
COVID-19
We are continuing to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important medicines to patients as rapidly as possible.
We have implemented measures designed to protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. We are continuing essential research, manufacturing, and laboratory activities on site and maintain a number of additional precautionary measures designed to protect these onsite employees, such as temperature checks, screening protocols, masks, social distancing, contact tracing and making testing available. In the conduct of our business activities, we are also taking actions designed to protect the safety of patients and healthcare professionals. Among other actions, our field-based personnel have paused most in-person customer interactions in healthcare settings and have been using primarily electronic communications to support healthcare professionals and patients. In addition, following guidance from relevant authorities, our field-based personnel are engaging in limited in-person interactions where state and local laws and regulations allow, the institution or office is accepting in-person interactions and our field-based personnel are comfortable engaging in-person with healthcare providers. We believe that the measures we have implemented are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor conditions and related guidance from governmental authorities and adjust our activities as appropriate.
Outlook
While we anticipate that sales of ADCETRIS will continue to increase, we expect lower sales growth for ADCETRIS in 2020 as compared to sales growth in 2019. In addition, impacts associated with the COVID-19 pandemic appear to be reducing the rate of Hodgkin lymphoma diagnoses, and we are also experiencing an increase in gross-to-net deductions that we believe is due to a shift in the locations where ADCETRIS is administered, which has increased the proportion of ADCETRIS sales through the federal 340B drug discount program. All of these factors appear to be contributing to the slower growth of ADCETRIS sales in 2020 as compared to 2019. We expect that, going forward, our ability to maintain or continue to grow our ADCETRIS sales, if at all, will depend primarily on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in its approved indications, including in the frontline Hodgkin lymphoma indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS. Other important factors affecting our ADCETRIS sales include the incidence flow of patients eligible for treatment in ADCETRIS’ approved indications, the extent to which coverage and adequate levels of reimbursement for ADCETRIS are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for ADCETRIS, increasing competition from competing therapies including pembrolizumab in multiple indications, including in the relapsed or refractory classical Hodgkin lymphoma indication, impacts resulting from the evolving effects of the COVID-19 pandemic including lower diagnosis rates, and the potential future approval of ADCETRIS in any additional indications. For these reasons, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. In addition, as a result of these and other factors, our future ADCETRIS product sales can be difficult to accurately predict from period to period.

Our ability to realize the anticipated benefits from our investment in PADCEV is subject to a number of risks and uncertainties, including our and Astellas’ ability to successfully jointly market and commercialize PADCEV in the U.S. in its approved indication, the extent to which we and Astellas are able to obtain regulatory approvals of PADCEV in additional indications in the U.S., including in the frontline metastatic urothelial cancer setting, and in territories outside the U.S., our ability and Astellas’ ability to successfully comply with rigorous post-marketing requirements, including obtaining the FDA’s agreement as to the confirmation of clinical benefit of PADCEV based on the results of the EV-301 clinical trial, the acceptance of PADCEV by the medical community and patients, the extent to which physicians make prescribing decisions with respect to PADCEV, the incidence flow of patients eligible for treatment in PADCEV’s approved indication, the duration of therapy for patients receiving PADCEV, the extent to which coverage and adequate levels of reimbursement for PADCEV are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for PADCEV, potential competition from competing therapies, the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, due to the lack of significant historical sales data and these factors, PADCEV sales are currently difficult to predict from period to period.
Our ability to realize the anticipated benefits of our investment in TUKYSA is subject to a number of risks and uncertainties, including our and Merck's ability to successfully launch, market and commercialize TUKYSA in our respective territories in its approved indication, the extent to which we and Merck are able to obtain regulatory and other required governmental and pricing and reimbursement approvals of TUKYSA in additional territories, including in the European Union, the extent to which we and Merck are able to obtain regulatory approvals of TUKYSA in additional indications, including earlier lines of breast cancer and other HER2-positive cancers, the acceptance of TUKYSA by the medical community and patients, competition from other therapies, our and Merck's ability to accurately predict and supply product demand, the extent to which coverage and reimbursement will be available from governments and other third-party payors, our capacity to effectively commercialize a product outside of the U.S., the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, due to the lack of significant historical sales data and these factors, TUKYSA sales are currently difficult to predict from period to period.
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
We expect that amounts earned from our collaboration agreements, including royalties, will continue to be an important source of our revenues and cash flows. These revenues will be impacted by future development funding and the achievement of development, clinical and commercial success by our collaborators under our existing collaboration and license agreements, including our ADCETRIS collaboration with Takeda, our PADCEV collaboration with Astellas, and our TUKYSA and LV collaborations with Merck, as well as by entering into potential new collaboration and license agreements.
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

We are closely evaluating the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates. While our field-based personnel are engaging in limited in-person interactions, our field-based personnel are primarily using electronic communication, such as emails, phone calls and video conferences. Many healthcare professionals that we normally call on are working a greater proportion of their working schedule from home and are facing additional demands on their time during the ongoing COVID-19 pandemic. We are experiencing increased competition for virtual appointments with healthcare professionals and are experiencing a significant reduction in the number of interactions our sales personnel are having with physicians. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators, as well as physician awareness of our products. With respect to PADCEV and TUKYSA specifically, we have not launched a product using primarily virtual communication channels in the past and cannot predict the effects that this approach will ultimately have on demand for TUKYSA or PADCEV. However, we believe that the need to conduct these activities virtually is negatively impacting our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. We face a number of challenges that will limit our ability to fully resume in-person interactions for the foreseeable future, including increasing COVID-19 infection rates in many states, the potential for more severe outbreaks, the need to navigate varying restrictions for entering healthcare facilities and employee childcare obligations during virtual school sessions. In addition, the effects of the COVID-19 pandemic continue to evolve rapidly, and we may subsequently be forced to, or subsequently determine that we should, resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection, positivity or hospitalization rates or otherwise. Moreover, the long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. COVID-19 related restrictions could also present product distribution challenges as we utilize recently initiated distribution channels for TUKYSA. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety. The evolving effects of the COVID-19 pandemic may also negatively affect our product sales due to challenges in patient access to healthcare settings, significant increases in unemployment and the resulting loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs or inability of government agencies to process additional applications, some or all of which appear to be affecting diagnosis rates and may affect side effect management and course of treatment and increase enrollment in our patient support programs. With respect to ADCETRIS specifically, impacts associated with the COVID-19 pandemic appear to be reducing the rate of Hodgkin lymphoma diagnoses, which appears to be contributing to the slower growth of ADCETRIS sales in 2020 as compared to 2019. In addition, we have observed lower than expected levels of our research and development spending, in part as a result of the COVID-19 pandemic. This includes some delays in clinical trial enrollment as well as reduced travel due to the conversion of medical and scientific meetings to virtual format. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, there may be some impacts to our clinical study timelines, which, depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, could ultimately delay data availability. In addition, many of our non-essential on site research activities are currently significantly reduced as a result of the COVID-19 pandemic, which may negatively impact the number of investigational new drug application, or IND, candidates entering our clinical pipeline in future years. The extent to which the risks and evolving effects of the COVID-19 pandemic impact our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease. For more information on the risks and uncertainties associated with the evolving effects of the COVID-19 pandemic on our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts, see “Part II Item 1A—Risk Factors.”
Because of the above and other factors, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary
For the nine months ended September 30, 2020, our total revenues increased to $1.6 billion, compared to $626.9 million for the same period in 2019. This growth was driven by $725.0 million upfront license revenue recognized in the third quarter of 2020 related to the LV and TUKYSA agreements with Merck, the U.S. launches of PADCEV beginning in December 2019 and TUKYSA in April 2020, respectively, as well as higher ADCETRIS net product sales and royalty revenues.
For the nine months ended September 30, 2020, total costs and expenses increased to $1.1 billion, compared to $809.0 million for the same period in 2019. This reflected higher cost of sales, higher selling, general and administrative expenses, and higher research and development expenses.
As of September 30, 2020, we had $1.7 billion in cash, cash equivalents and investments and $2.3 billion in total stockholders’ equity.

Results of operations
Net product sales

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
ADCETRIS	$163,263	$167,582	(3)%	$494,851	$461,563	7%
PADCEV	61,849	—	NM	153,485	—	NM
TUKYSA	42,382	—	NM	58,137	—	NM
Net product sales	$267,494	$167,582	60%	$706,473	$461,563	53%
NM: No amount in comparable period or not a meaningful comparison.
Our net product sales grew 60% and 53% during the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. We began commercializing PADCEV and TUKYSA following FDA approvals in December 2019 and April 2020, respectively. ADCETRIS net product sales declined slightly for the three months ended September 30, 2020 from the comparable period in 2019. ADCETRIS net product sales increased for the nine months ended September 30, 2020 from the comparable period in 2019, due to higher sales volumes and the effect of price increases during the current year period.
While we expect growth in net product sales in 2020 from 2019, primarily driven by the recent launches of PADCEV and TUKYSA, as well as continued growth in ADCETRIS net product sales, we also expect lower net product sales growth for ADCETRIS in 2020 as compared to growth in 2019. Refer to “Overview—Outlook” above for additional information.
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2019	$38,116	$7,538	$45,654
Provision related to current period sales	256,777	21,126	277,903
Adjustment for prior period sales	(1,244)	—	(1,244)
Payments/credits for current period sales	(226,997)	(12,664)	(239,661)
Payments/credits for prior period sales	(30,119)	(1,666)	(31,785)
Balance as of September 30, 2020	$36,533	$14,334	$50,867
Government-mandated rebates and chargebacks are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the nine months ended September 30, 2020 as a result of price increases for ADCETRIS that we instituted that exceeded the rate of inflation. The most significant portion of our gross-to-net accrual balances as of September 30, 2020 and 2019 was for Medicaid rebates. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2020 as compared to 2019, driven by anticipated growth in our gross product sales.

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Royalty revenues	$35,924	$27,261	32%	$87,520	$66,218	32%
Royalty revenues increased for the three and nine months ended September 30, 2020 from the comparable period in 2019, primarily due to growth in Takeda net sales of ADCETRIS in its territories, as well as higher Roche net sales of Polivy, which began in the second quarter of 2019.
We expect that royalty revenues will decrease in 2020 as compared to 2019, reflecting the recognition in the fourth quarter of 2019 of a $40.0 million sales-based milestone earned from Takeda based on its achievement of an annual ADCETRIS net sales milestone. We expect higher anticipated royalties for ADCETRIS and Polivy in 2020 as compared to 2019.

Collaboration and license agreement revenues
Collaboration and license agreement revenues reflect amounts earned under certain of our license and collaboration agreements. These revenues reflect the earned portion of payments received by us for technology access and maintenance fees, milestone payments and reimbursement payments for research and development support that we provide to our collaborators.
Collaboration and license agreement revenues by collaborator were as follows:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Merck	$725,000	$—	NM	$725,000	$—	NM
Takeda	7,013	17,720	(60)%	22,925	89,859	(74)%
Other	26,300	700	NM	32,325	9,269	249%
Total collaboration and license agreement revenues	$758,313	$18,420	NM	$780,250	$99,128	NM
NM: No amount in comparable period or not a meaningful comparison.
Collaboration and license agreement revenues from Merck included license revenues of $725.0 million related to the LV Agreement and the TUKYSA Agreement for the three and nine months ended September 30, 2020. In October 2020, upon closing of the sale of the shares to Merck under the stock purchase agreement we entered into with Merck in connection with the LV Agreement, we will record additional Merck collaboration and license revenues for $250.1 million for the quarter and year ending December 31, 2020. Refer to Note 2 for additional information.
Collaboration and license agreement revenues from Takeda fluctuate based on changes in reimbursement funding under the ADCETRIS collaboration, which are impacted by the activities each party is performing under the collaboration agreement at a given time. Additionally, we receive reimbursement for the cost of drug product supplied to Takeda for its use, the timing of which fluctuates based on Takeda’s product supply needs. Collaboration revenues from Takeda can also fluctuate based on the achievement of milestones by Takeda. Collaboration revenues from Takeda for the three and nine months ended September 30, 2020 decreased compared to the comparable periods in 2019, primarily as a result of regulatory milestones achieved by Takeda in 2019 totaling $37.5 million during the nine months ended September 30, 2019, respectively, and the completion of the Takeda performance period in November 2019.
Other collaboration and license agreement revenues increased for the three and nine months ended September 30, 2020 as compared to the comparable periods in 2019 primarily due to recognition of two regulatory milestones achieved by GlaxoSmithKline in the third quarter of 2020.

We expect our collaboration and license agreement revenues in 2020 to increase substantially compared to 2019, driven by the revenue recognized from the Merck agreements. Our collaboration and license agreement revenues are impacted by the term and duration of those agreements and by progress-dependent milestones, annual maintenance fees, and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, the timing of milestones achieved and our ability to enter into potential additional collaboration and license agreements.

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
As of September 30, 2020, we had achieved milestone payments totaling $157.5 million related to regulatory and commercial progress by Takeda. As of September 30, 2020, total future potential milestone payments to us under this collaboration could total $77.0 million. Of that amount, up to approximately $7.0 million relates to the achievement of development milestones, up to $70.0 million relates to the achievement of regulatory milestones. In addition, we recognize royalty revenues, where royalties are based on a percentage of Takeda's net sales of ADCETRIS in its licensed territories, with percentages ranging from the mid-teens to the mid-twenties based on annual net sales tiers, and sales-based milestones. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS, which is included in royalty revenues.
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

Genmab tisotumab vedotin collaboration
We have an agreement with Genmab to develop and commercialize ADCs for the treatment of several types of cancer, under which we previously exercised a co-development option for tisotumab vedotin. In October 2020, we and Genmab entered into a joint commercialization agreement to govern the global commercialization of tisotumab vedotin, if we are successful in obtaining any regulatory approvals of tisotumab vedotin:
•In the U.S., we and Genmab will co-promote tisotumab vedotin. We will record sales of tisotumab vedotin in the U.S. and are responsible for leading U.S. distribution activities. The companies will each hire and maintain 50% of the sales representatives and medical science liaisons, equally share those and certain other costs associated with commercializing tisotumab vedotin in the U.S., individually bear the costs of certain other personnel in the U.S., and equally share in any profits realized in the U.S.
•Outside the U.S., we have commercialization rights in the rest of the world except for Japan, where Genmab has commercialization rights. In Europe, China, and Japan, we and Genmab equally share 50% of the costs associated with commercializing tisotumab vedotin as well as any profits realized in these markets. In markets outside the U.S. other than Europe, China, and Japan, aside from certain costs specified in the agreement, we are solely responsible for all costs associated with commercializing tisotumab vedotin and will pay Genmab a royalty based on a percentage of aggregate net sales ranging from the mid-teens to mid-twenties.
Costs associated with co-development activities are included in research and development expense.
Merck LV collaboration
In September 2020, we entered into the LV Agreement with a subsidiary of Merck. We will pursue a broad joint development program evaluating LV as monotherapy and in combination with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in triple-negative breast cancer, hormone receptor-positive breast cancer and other LIV-1-expressing solid tumors. Under the terms of the LV Agreement, we granted Merck a co-exclusive worldwide development and commercialization license for LV, and agreed to jointly develop and commercialize LV on a worldwide basis. We received an upfront cash payment of $600.0 million, and we are eligible to receive up to $850.0 million in milestone payments upon the initiation of certain clinical trials and regulatory approval in certain major markets, and up to an additional $1.75 billion in milestone payments upon the achievement of specified annual global net sales thresholds of LV. Each company is responsible for 50% of global costs to develop and commercialize LV and will receive 50% of potential future profits. In connection with the LV Agreement, we entered into a stock purchase agreement with Merck in September 2020, pursuant to which we agreed to issue and sell, and Merck agreed to purchase 5,000,000 newly-issued shares of our common stock, at a purchase price of $200 per share, for an aggregate purchase price of $1.0 billion, referred to as the Purchase Agreement. We closed the Purchase Agreement on October 27, 2020 following the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
We recognized license revenue of $600.0 million during the three and nine months ended September 30, 2020 associated with the LV Agreement, and we recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses.
Merck TUKYSA collaboration
In September 2020, we entered into the TUKYSA Agreement with a subsidiary of Merck. We granted exclusive rights to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe. Under the terms of the TUKYSA Agreement, Merck is responsible for marketing applications for approval in its territory, supported by the positive results from the HER2CLIMB clinical trial. We retained commercial rights in, and will record sales in, the U.S., Canada and Europe. Merck is also co-funding a portion of the TUKYSA global development plan, which encompasses several ongoing and planned trials across HER2-positive cancers. We will continue to lead ongoing TUKYSA global development operational execution. Merck will solely fund and conduct country-specific clinical trials necessary to support anticipated regulatory applications in its territories. We received an upfront cash payment from Merck of $125.0 million and also received $85.0 million in prepaid research and development funding to be applied to Merck’s global development cost sharing obligations. We are eligible to receive progress-dependent milestone payments of up to $65.0 million, and are entitled to receive tiered royalties on sales of TUKYSA by Merck that begin in the low twenty percent range and escalate based sales volume by Merck in its territory.

We recognized license revenue of $125.0 million during the three and nine months ended September 30, 2020 associated with the TUKYSA Agreement, and we recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses. Sales of TUKYSA drug product supplied is included in collaboration and license agreement revenues. The prepayment received for global development cost-sharing was recorded as a co-development liability in other long-term liabilities on our condensed consolidated balance sheet as of September 30, 2020. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our condensed consolidated statements of net income (loss). As of September 20, 2020, $84.5 million was recorded as the remaining co-development liability.
Other technology collaboration and license agreements
We have other active collaboration and license agreements for our technology with a number of biotechnology and pharmaceutical companies entered into prior to 2015. We typically receive upfront cash payments and progress- and sales-dependent milestones for the achievement by our licensees of certain events, and annual maintenance fees and support fees for research and development services and materials provided under the agreements. These amounts are recognized as revenue over the performance obligation period if the license is determined not to be distinct from other goods and services provided, or, if there is no performance obligation, upon transfer of control of the goods or services to the customer. Each of these agreements is beyond the initial performance period, and we have no remaining performance obligations. We may receive license maintenance fees and potential milestones and royalties based on collaborator development and regulatory progress, which are recorded in the period achieved in the case of milestones, and during the period of the related sales for royalties.

Cost of sales
Cost of sales includes manufacturing and distribution costs of product sold, gross profit share with Astellas pursuant to our collaboration, amortization of technology license costs, royalties owed on certain net product sales, as well as royalties owed to our third-party licensors related to Takeda's sales of ADCETRIS.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Cost of sales	$78,296	$10,827	623%	$155,962	$32,024	387%
Cost of sales increased for the three and nine months ended September 30, 2020 from the comparable periods in 2019, driven by the Astellas gross profit share related to PADCEV net product sales, a payment owed to a third-party technology licensor resulting from the TUKSYA Agreement, amortization expense associated with TUKSYA, and in-licensing royalties owed on PADCEV and TUKYSA net product sales. We and Astellas launched PADCEV in the U.S. in December 2019. The gross profit share with Astellas totaled $29.1 million and $72.6 million for the three and nine months ended September 30, 2020, respectively. We recorded amortization expense of $5.8 million and $10.5 million for acquired TUKYSA technology costs during the three and nine months ended September 30, 2020, respectively, which began following FDA approval of TUKYSA in April 2020.
We expect cost of sales to substantially increase in 2020 as compared to 2019 as a result of the net product sales growth of our commercial-stage drugs, and the payment owed to a third-party technology licensor resulting from the TUKYSA Agreement. This includes cost of product sales for PADCEV and the gross profit share with Astellas under our collaboration. Growth will also be driven by the cost of product sales for TUKYSA and the amortization of acquired technology costs. The increase in cost of sales will also reflect expected growth in ADCETRIS net product sales. Product costs of sales includes a low-single digit royalty on ADCETRIS sales, a mid-single digit royalty on PADCEV sales, and a low double-digit royalty on TUKYSA sales, and royalties on Merck's potential TUKYSA net sales and development milestones related to licensed technology applicable to the drug. Cost of sales for PADCEV and TUKYSA in 2020 will be partially reduced by the use of product inventory that was manufactured prior to FDA approval, and previously charged to research and development expense.

Research and development

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Research and clinical development	$155,693	$136,000	14%	$426,079	$352,131	21%
Process sciences and manufacturing	61,977	60,119	3%	184,866	166,182	11%
Total research and development	$217,670	$196,119	11%	$610,945	$518,313	18%
Certain prior year balances have been reclassified within research and development expenses to conform to current year presentation.

Research and clinical development expenses include personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase for the three and nine months ended September 30, 2020 from the comparable periods in 2019 primarily reflected increases in employee-related costs and external development costs mainly to support our early- and late-stage pipeline of product candidates.
Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase for the three and nine months ended September 30, 2020 from the comparable periods in 2019 primarily reflected increases in employee-related costs and external development costs primarily to support our early- and late-stage pipeline of product candidates.
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

	Three months ended September 30,		Nine months ended September 30,		Five years ended
(dollars in thousands)	2020	2019	2020	2019	September 30, 2020
ADCETRIS (brentuximab vedotin)	$16,669	$11,539	$39,771	$33,318	$290,409
TUKYSA (tucatinib)	18,799	23,441	56,768	67,269	181,784
PADCEV (enfortumab vedotin-ejfv)	13,639	10,243	27,450	23,437	115,968
Tisotumab vedotin	8,412	9,746	21,513	24,420	80,211
Ladiratuzumab vedotin	4,564	5,260	13,577	15,940	85,040
Other clinical stage programs	7,566	7,739	22,892	21,328	267,746
Total third-party costs for clinical stage programs	69,649	67,968	181,971	185,712	1,021,158
Other costs and overhead	148,021	128,151	428,974	332,601	1,785,079
Total research and development	$217,670	$196,119	$610,945	$518,313	$2,806,237
Third-party costs for ADCETRIS increased for three and nine months ended September 30, 2020 from the comparable periods in 2019, primarily due to increased activities associated with our ongoing ADCETRIS clinical trials.
Third-party costs for TUKYSA decreased for the three and nine months ended September 30, 2020 , as compared to the comparable periods in 2019, primarily due to lower clinical supply expenses. Following the approval of TUKYSA in April 2020, we began capitalizing inventory costs manufactured for commercial sale.
Third-party costs for PADCEV increased for the three and nine months ended September 30, 2020 from the comparable periods in 2019, primarily due to increased activities associated with our ongoing PADCEV clinical trials.
Third-party costs for tisotumab vedotin decreased for the three and nine months ended September 30, 2020, from the comparable periods in 2019, due to the timing of our and Genmab's ongoing clinical trials.
Third-party costs for ladiratuzumab vedotin decreased for the three and nine months ended September 30, 2020, as compared to the comparable periods in 2019, primarily due to lower research and clinical development expenses.
Other costs and overhead include third-party costs of our preclinical programs and costs associated with personnel and facilities. These costs increased for the three and nine months ended September 30, 2020 from the comparable periods in 2019, due to the addition of new preclinical programs and higher employee-related expenses from headcount growth.

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
We anticipate that our total research and development expenses in 2020 will increase compared to 2019, primarily due to higher costs for the continued development of our approved products and product candidates.
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

Selling, general and administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Selling, general and administrative	$127,579	$96,101	33%	$375,470	$258,703	45%
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2020 from the comparable periods in 2019 primarily due to increased field sales personnel for our recently commercialized products, and higher infrastructure costs to support our continued growth.
We anticipate that selling, general and administrative expenses will increase in 2020 as compared to 2019 as we support the launches of PADCEV and TUKYSA, and invest in infrastructure to support our continued growth.

Investment and other income (loss), net

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Gain (loss) on equity securities	$—	$(5,690)	(100)%	$11,604	$(10,258)	(213)%
Investment and other income, net	1,223	3,561	(66)%	6,347	7,909	(20)%
Total investment and other income (loss), net	$1,223	$(2,129)	(157)%	$17,951	$(2,349)	(864)%
Investment and other income (loss), net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities (which primarily included common stock holdings in Immunomedics prior to the sale of these securities in April 2020), realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
The gain on equity securities in the nine months ended September 30, 2020 was primarily driven by a realized gain in April 2020 from the sale of our equity securities, offset in part by an unrealized loss on equity securities during the three months ended March 31, 2020. In April 2020, we sold our Immunomedics common stock holdings for $174.7 million, and, accordingly, recognized the associated realized gain in our condensed consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2020.
Investment and other income, net reflects amounts earned on our investments in U.S. Treasury securities. Investment and other income, net decreased for the three and nine months ended September 30, 2020 compared to the comparable periods in 2019, due to lower average yields on our investment portfolio during the 2020 periods.

Provision for income taxes
We recorded a provision for income taxes of $3.2 million for the three and nine months ended September 30, 2020. We utilized deferred tax assets to offset a Federal tax liability, however, we incurred certain state tax liabilities due to the apportionment of income to some states in which there were limitations of the utilization of net operating losses to offset the respective tax liability.

Liquidity and capital resources

(in thousands)	September 30, 2020	December 31, 2019
Cash, cash equivalents, and investments	$1,718,375	$868,338
Working capital	1,572,901	917,284
Stockholders’ equity	2,258,030	1,876,287

	Nine months ended September 30,
(in thousands)	2020	2019
Cash provided (used) by:
Operating activities	$667,424	$(151,886)
Investing activities	(95,440)	(342,883)
Financing activities	72,773	610,049
The change in net cash from operating activities was primarily due to the change in our net income (loss), working capital fluctuations and changes in our non-cash expenses, all of which are highly variable. The change in net cash from investing activities reflected differences between the proceeds received from sale and maturity of our investments, proceeds from sales of securities, and amounts reinvested. The change in net cash from financing activities was driven by differences in proceeds from stock option exercises and our employee stock purchase plan.
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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of September 30, 2020, we had $1.7 billion held in cash, cash equivalents and investments scheduled to mature within the next twelve months.
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

Critical accounting policies
The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the nine months ended September 30, 2020 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, except for the following updates:
Revenue recognition
Net product sales: We sell ADCETRIS, PADCEV, and TUKYSA through a limited number of specialty distributors and specialty pharmacies. We and our collaboration partner Astellas Pharma, Inc. or Astellas jointly promote PADCEV in the U.S. Under the joint promotion in the U.S., we record net sales of PADCEV and are responsible for all distribution through a limited number of specialty distributors. The delivery of our products represents a single performance obligation for these transactions and we record net product sales at the point in time when title and risk of loss pass. The transaction price for net product sales represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to-date. These estimates involve a substantial degree of judgment. We have applied a portfolio approach as a practical expedient for estimating net product sales.
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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our three marketed products are ADCETRIS®, or brentuximab vedotin, PADCEV®, or enfortumab vedotin-ejfv, which received accelerated approval from the U.S. Food and Drug Administration, or FDA, in December 2019, and TUKYSA®, or tucatinib, which received approval from the FDA in April 2020. Our ability to generate revenue from product sales and our prospects for profitability are substantially dependent on our and our collaborators’ ability to effectively commercialize ADCETRIS, PADCEV and TUKYSA and expand their utilization. We may not be able to fully realize the commercial potential of our products, or commercial sales of our products may be lower than our projections, for a number of reasons, including:
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
•there may be changes to the labeling for our products, including the boxed warning in the ADCETRIS label, that further restrict how we market and sell our products, including as a result of data collected from any of the clinical trials that we and our collaborators are conducting or may in the future conduct for our products, including the post-approval confirmatory studies that our collaborator, Takeda Pharmaceutical Company Limited, or Takeda, is required to conduct as a condition to the conditional marketing authorization of ADCETRIS granted by the European Commission, or the EC, and the confirmatory post-marketing study that we and our collaborator, Astellas Pharma, Inc., or Astellas, are required to conduct as a condition to the accelerated approval of PADCEV by the FDA, or as a result of investigator-sponsored studies;
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
We have an agreement with Takeda to develop and commercialize ADCETRIS, under which we have commercial rights in the United States and its territories and Canada, and Takeda has commercial rights in the rest of the world. We also have agreements with Astellas to develop and commercialize PADCEV, under which we and Astellas jointly promote PADCEV in the U.S., we have commercialization rights in the other countries in North and South America, and Astellas has commercialization rights in the rest of the world. In addition, we have an agreement with a subsidiary of Merck & Co., Inc., or Merck, to develop and commercialize TUKYSA, under which we retain commercial rights in the United States and its territories, Canada and Europe, and Merck has been granted commercial rights in the rest of the world. The success of these collaborations and the activities of our collaborators will significantly impact the development and commercialization of our products. We cannot control the amount and timing of resources that our collaborators dedicate to the development and commercialization of ADCETRIS, PADCEV or TUKYSA, or to their marketing and distribution. Our ability to generate royalty revenues from ADCETRIS and TUKYSA product sales by Takeda and Merck depends on their respective abilities to obtain regulatory approvals for ADCETRIS and TUKYSA in their territories, and to achieve market acceptance of, and to otherwise effectively market, ADCETRIS and TUKYSA in their territories. Our ability to generate revenues from PADCEV product sales in the U.S. and in Astellas' territories depends on our and Astellas' ability to effectively jointly commercialize PADCEV in the U.S, and on Astellas' ability to obtain regulatory approvals for, achieve market acceptance of, and otherwise effectively market, PADCEV in Astellas' territories. Moreover, foreign sales of our products could be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions or barriers and changes in tariffs, including as a result of the United Kingdom’s separation from the European Union, commonly referred to as Brexit, escalating global trade and political tensions, the evolving effects of the COVID-19 pandemic or otherwise.

We are closely evaluating the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates. While our field-based personnel are engaging in limited in-person interactions, our field-based personnel are primarily using electronic communication, such as emails, phone calls and video conferences. Many healthcare professionals that we normally call on are working a greater proportion of their working schedule from home and are facing additional demands on their time during the ongoing COVID-19 pandemic. We are experiencing increased competition for virtual appointments with healthcare professionals and are experiencing a significant reduction in the number of interactions our sales personnel are having with physicians. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators, as well as physician awareness of our products. With respect to PADCEV and TUKYSA specifically, we have not launched a product using primarily virtual communication channels in the past and cannot predict the effects that this approach will ultimately have on demand for TUKYSA or PADCEV. However, we believe that the need to conduct these activities virtually is negatively impacting our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. We face a number of challenges that will limit our ability to fully resume in-person interactions for the foreseeable future, including increasing COVID-19 infection rates in many states, the potential for more severe outbreaks, the need to navigate varying restrictions for entering healthcare facilities and employee childcare obligations during virtual school sessions. In addition, the effects of the COVID-19 pandemic continue to evolve rapidly, and we may subsequently be forced to, or subsequently determine that we should, resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection, positivity or hospitalization rates or otherwise. Moreover, the long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. COVID-19 related restrictions could also present product distribution challenges as we utilize recently initiated distribution channels for TUKYSA. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety. The evolving effects of the COVID-19 pandemic may also negatively affect our product sales due to challenges in patient access to healthcare settings, significant increases in unemployment and the resulting loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs or inability of government agencies to process additional applications, some or all of which appear to be affecting diagnosis rates and may affect side effect management, and course of treatment and increase enrollment in our patient support programs. With respect to ADCETRIS specifically, impacts associated with the COVID-19 pandemic appear to be reducing the rate of Hodgkin lymphoma diagnoses, which appears to be contributing to the slower growth of ADCETRIS sales in 2020 as compared to 2019. In addition, we have observed lower than expected levels of our research and development spending, in part as a result of the COVID-19 pandemic. This includes some delays in clinical trial enrollment as well as reduced travel due to the conversion of medical and scientific meetings to virtual format. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, there may be some impacts to our clinical study timelines, which, depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, could ultimately delay data availability. In addition, many of our non-essential on site research activities are currently significantly reduced as a result of the COVID-19 pandemic, which may negatively impact the number of investigational new drug application, or IND, candidates entering our clinical pipeline in future years. The extent to which the risks and evolving effects of the COVID-19 pandemic impact our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease.

While we anticipate that sales of ADCETRIS will continue to increase, we expect lower sales growth for ADCETRIS in 2020 as compared to sales growth in 2019. In addition, impacts associated with the COVID-19 pandemic appear to be reducing the rate of Hodgkin lymphoma diagnoses, and we are also experiencing an increase in gross-to-net deductions that we believe is due to a shift in the locations where ADCETRIS is administered, which has increased the proportion of ADCETRIS sales through the federal 340B drug discount program. All of these factors appear to be contributing to the slower growth of ADCETRIS sales in 2020 as compared to 2019. We expect that, going forward, our ability to maintain or continue to grow our ADCETRIS sales, if at all, will depend primarily on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in its approved indications, including in the frontline Hodgkin lymphoma indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS. Other important factors affecting our ADCETRIS sales include the incidence flow of patients eligible for treatment in ADCETRIS’ approved indications, the extent to which coverage and adequate levels of reimbursement for ADCETRIS are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for ADCETRIS, increasing competition from competing therapies including pembrolizumab in multiple indications, including in the relapsed or refractory classical Hodgkin lymphoma indication, impacts resulting from the evolving effects of the COVID-19 pandemic including lower diagnosis rates, and the potential future approval of ADCETRIS in any additional indications. For these reasons, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. In addition, as a result of these and other factors, our future ADCETRIS product sales can be difficult to accurately predict from period to period.
Our ability to realize the anticipated benefits from our investment in PADCEV is subject to a number of risks and uncertainties, including our and Astellas’ ability to successfully jointly market and commercialize PADCEV in the U.S. in its approved indication, the extent to which we and Astellas are able to obtain regulatory approvals of PADCEV in additional indications in the U.S., including in the frontline metastatic urothelial cancer setting, and in territories outside the U.S., our ability and Astellas’ ability to successfully comply with rigorous post-marketing requirements, including obtaining the FDA's agreement as to the confirmation of clinical benefit of PADCEV based on the results of the EV-301 clinical trial, the acceptance of PADCEV by the medical community and patients, the extent to which physicians make prescribing decisions with respect to PADCEV, the incidence flow of patients eligible for treatment in PADCEV’s approved indication, the duration of therapy for patients receiving PADCEV, the extent to which coverage and adequate levels of reimbursement for PADCEV are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for PADCEV, potential competition from competing therapies, the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, due to the lack of significant historical sales data and these factors, PADCEV sales are currently difficult to predict from period to period.
Our ability to realize the anticipated benefits of our investment in TUKYSA is subject to a number of risks and uncertainties, including our and Merck's ability to successfully launch, market and commercialize TUKYSA in our respective territories in its approved indication, the extent to which we and Merck are able to obtain regulatory and other required governmental and pricing and reimbursement approvals of TUKYSA in additional territories, including in the European Union, the extent to which we and Merck are able to obtain regulatory approvals of TUKYSA in additional indications, including earlier lines of breast cancer and other HER2-positive cancers, the acceptance of TUKYSA by the medical community and patients, competition from other therapies, our and Merck's ability to accurately predict and supply product demand, the extent to which coverage and reimbursement will be available from governments and other third-party payors, our capacity to effectively commercialize a product outside of the U.S., the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, due to the lack of significant historical sales data and these factors, TUKYSA sales are currently difficult to predict from period to period.
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

Our success also depends on our ability to obtain regulatory approvals for our product candidates and for our current products in additional territories, as well as our ability to expand the labeled indications of use for our current products, and, if the requisite approvals are obtained, our ability to successfully launch and commercialize our products in their approved indications. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Neither we nor our collaborators are permitted to market our product candidates in the United States or foreign countries until we obtain marketing approvals from the FDA and foreign regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. Likewise, we and our collaborators are required to obtain marketing approvals from applicable regulatory authorities in order to market our products in additional territories and to expand the labeled indications of use for our current products.
We have made and are continuing to make significant investments in a number of product candidates, including tisotumab vedotin, and in seeking additional regulatory approvals for ADCETRIS, PADCEV and TUKYSA. However, obtaining marketing approval is a lengthy, expensive and uncertain process, approval is never assured, and we have limited experience in preparing and submitting the applications necessary to gain regulatory approvals. As an organization, we did not have any experience applying for regulatory approvals or pricing and reimbursement approvals in jurisdictions outside the U.S. and Canada prior to our foreign TUKYSA regulatory submissions. Further, the FDA and other regulatory agencies have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for our products and product candidates, including any regulatory approvals for ADCETRIS, PADCEV or TUKYSA in additional indications or in additional territories. In this regard, even if we believe the data collected from preclinical studies or clinical trials of our products and product candidates are promising, the FDA or any foreign regulatory authority or their respective advisors may disagree with our interpretations of this data. For example, we reported positive results from the pivotal clinical trial comparing TUKYSA added to trastuzumab and capecitabine versus trastuzumab and capecitabine alone in patients with locally advanced or metastatic HER2-positive breast cancer who were previously treated with trastuzumab, pertuzumab and ado-trastuzumab emtansine, or T-DM1, which we refer to as the HER2CLIMB trial. Although we submitted a Marketing Authorization Application, or MAA, for TUKYSA to the European Medicines Agency, or EMA, based on the results from the HER2CLIMB trial, the EMA or their advisors may disagree with our interpretation of the data from the HER2CLIMB trial and may otherwise determine not to approve the MAA we submitted for TUKYSA in a timely manner or at all. In addition, in September 2020, we and Astellas reported that the global phase 3 clinical trial called EV-301, which compared PADCEV to chemotherapy in adult patients with locally advanced or metastatic urothelial cancer who were previously treated with platinum-based chemotherapy and a PD-1/L1 inhibitor, met its primary endpoint of overall survival. Further, in October 2020, we and Astellas announced positive topline results from the second cohort of patients in the pivotal phase 2 EV-201 trial. The cohort is evaluating PADCEV for patients with locally advanced or metastatic urothelial cancer who have been previously treated with a PD-1/L1 inhibitor, have not received a platinum-containing chemotherapy and are ineligible for cisplatin. Although EV-301 is intended to serve as the confirmatory trial following PADCEV’s accelerated approval by the FDA and to support global registrations, and although we plan to discuss the results of the EV-201 trial with regulatory authorities, regulatory authorities, including the FDA, or their advisors may disagree with our interpretation of the data from these trials. The FDA may not convert PADCEV's accelerated approval to regular approval in the U.S., and regulatory authorities may not accept or approve any other regulatory applications for PADCEV, in a timely manner or at all. In addition, although the FDA granted Breakthrough Therapy designation to PADCEV in combination with pembrolizumab, for treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting, this Breakthrough Therapy designation does not increase the likelihood that PADCEV will receive marketing approval in this indication or will otherwise receive any additional marketing approvals. Likewise, although we reported positive results from the pivotal phase 2 trial, called innovaTV 204, evaluating single-agent tisotumab vedotin for patients with recurrent and/or metastatic cervical cancer who have relapsed or progressed after standard of care treatment, and we and Genmab A/S, or Genmab, plan to submit a Biologics License Application, or BLA, to the FDA to support accelerated approval for tisotumab vedotin based on the innovaTV 204 trial, we cannot be certain that the data from the innovaTV 204 trial will be sufficient to support accelerated approval. We may experience delays in preparing and submitting the BLA that we and Genmab plan to submit for tisotumab vedotin based on the innovaTV 204 trial. In addition, we cannot predict whether this BLA will be accepted or approved in a timely manner or at all. We also cannot assure you that any of our product candidates will receive any marketing approvals. In fact, it is possible that none of our product candidates will ever become commercial products. As a result, we may not realize the anticipated benefits of our investments in our product candidates. In addition, failure to obtain regulatory approval of TUKYSA from the EMA would negatively impact our plans to build a commercial infrastructure, and commercialize TUKYSA, in Europe.

Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our products in any additional indications or territories, or of any future approved product. Regulatory agencies also may approve a product for fewer or narrower indications than requested, or with a label that includes only subtypes of a particular indication rather than a more general disease classification. In addition, our products and product candidates could take a significantly longer time to gain new or initial regulatory approvals than we expect or may never gain new or initial regulatory approvals, which could delay or eliminate any potential product revenue from sales of our product candidates or of our products in any additional indications or territories and significantly delay or prevent us from achieving profitability. In this regard, part of our growth strategy is to continue to explore the use of ADCETRIS in different CD30-expressing lymphomas, to seek approval for PADCEV in our territories outside the U.S., to continue to seek approval for TUKYSA from the EMA and to continue to explore the use of PADCEV and TUKYSA in additional indications. However, we and/or our collaborators may be unable to obtain any regulatory approvals for the commercial sale of any of our products in any additional indications or territories in a timely manner or at all. For example, as part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. However, the FDA does not always meet its PDUFA target action dates, and if the FDA were to fail to meet its PDUFA target action date in the future for any of our future regulatory applications, the commercialization of the affected product candidate, or of the affected product in any additional indications, could be delayed or impaired. In addition, while regulatory authorities have not to date notified us of any delays in their review of our regulatory applications and we have not yet experienced any obvious delays as a result of the effects of the COVID-19 pandemic, it is possible that we could experience delays in the timing of regulatory review and/or our interactions with regulatory authorities due to reduced working hours of governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay any approval decisions with respect to our or Merck's regulatory applications for TUKYSA outside of the U.S., or our progress in advancing our development efforts with respect to other products and product candidates. Our interactions with regulatory authorities in other jurisdictions and across multiple products and product candidates continue but we cannot rule out the possibility of negative impacts on such interactions in the future as the effects of the pandemic continue to evolve.

Even if approved for commercial sale, our ability to realize the anticipated benefits from our investments in our product candidates and our efforts to expand the labeled indications of use and territories for our current products is subject to a number of risks and uncertainties, including our and our collaborators’ ability to successfully launch, market and commercialize our products, our reliance, in the case of PADCEV and tisotumab vedotin, on Astellas and Genmab, respectively, to effectively jointly launch and commercialize PADCEV and any potential future approved tisotumab vedotin product with us, our and our collaborators’ ability to successfully comply with rigorous post-marketing requirements, including confirmation of clinical benefit of PADCEV based on the results of the Phase 3 confirmatory trial, EV-301, that we and Astellas are required to complete as a result of the accelerated approval of PADCEV by the FDA, the acceptance of our approved products by the medical community and patients, and the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. For example, although PADCEV was launched in the U.S. in December 2019 and although TUKYSA was launched in the U.S. in April 2020, the launch and commercialization of these products are at an early stage and may not be successful. In addition, the impacts of the evolving effects of the COVID-19 pandemic, including potential negative impacts of reduced cancer diagnosis rates, could limit our ability to continue to effectively launch PADCEV and TUKYSA and restrictions on in-person interactions with healthcare providers will likely negatively impact our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. If we are unable to successfully continue to launch and commercialize PADCEV jointly with Astellas in the U.S., or to successfully continue to launch and commercialize TUKYSA in the U.S., our growth prospects and our prospects for profitability would be adversely affected. Likewise, although TUKYSA received regulatory approvals in Australia, Singapore and Switzerland and we have submitted an MAA for TUKYSA to the EMA, we have no prior experience as an organization launching or commercializing a product outside the U.S. and Canada, which could adversely affect our ability to maximize the commercial potential of TUKYSA. Further, while our TUKYSA collaboration with Merck is intended to accelerate global availability of TUKYSA, we are wholly reliant on Merck’s ability to effectively launch and commercialize TUKYSA in territories outside of the U.S., Canada and Europe, and we have limited control of Merck's actions. In addition, in many countries, the proposed pricing for a drug must be approved before it may be lawfully marketed, and in some cases there are additional individual country requirements, which will delay entry of a product into a market or, if pricing is not approved, will prevent us from selling a product in a country where we have received regulatory approval. The launch of a newly approved product or of an existing product in a new market, including the launch of TUKYSA in Australia, Canada, Singapore and any other markets where it may receive regulatory approval, if any, could be delayed due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure, delays in negotiating pricing and reimbursement approvals or other factors, any of which risks could be heightened by the risks and the evolving effects of the COVID-19 pandemic. If we or Merck experience delays or unforeseen difficulties due to any of these factors, planned launches in the countries in question would be delayed, which could negatively impact anticipated revenue from TUKYSA. In addition, if we or Merck is unable to obtain favorable pricing and reimbursement approvals in territories that represent significant potential markets, including the European Union, our anticipated revenue from and growth prospects for TUKYSA in Europe and other regions could be negatively affected.
If we or our collaborators are unable to obtain and maintain necessary or desirable regulatory approvals for our products and product candidates, including for ADCETRIS, PADCEV and TUKYSA, in a timely manner, if at all, if the FDA or other regulatory authorities do not approve product labeling that is necessary or desirable for the successful commercialization of an approved product, or if sales of an approved product do not reach the levels we expect, then our anticipated revenue from our products and product candidates and our prospects for profitability would be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Reports of adverse events or safety concerns involving our products or product candidates could delay or prevent us from obtaining or maintaining regulatory approvals or could negatively impact sales of our products or the prospects for our product candidates.
Reports of adverse events or safety concerns involving our products could interrupt, delay or halt clinical trials of our products, including the post-approval confirmatory studies that regulatory agencies have required us or our collaborators to complete. In addition, reports of adverse events or safety concerns involving our products could result in regulatory authorities requiring that we update the applicable product's prescribing information, or limiting, denying or withdrawing approval of our products for any or all indications, including previously approved indications. There are no assurances that patients receiving our products will not experience serious adverse events in the future, whether the serious adverse events are disclosed in the prescribing information or are newly reported. Further, there are no assurances that patients receiving our products with co-morbid diseases not previously studied, such as autoimmune diseases, will not experience new or different serious adverse events in the future.

Adverse events may negatively impact the sales of our products. We may be required to further update the prescribing information for our products, including boxed warnings, limitations of use, contraindications, warnings and precautions, and adverse reactions, based on reports of adverse events or safety concerns, or implement a Risk Evaluation and Mitigation Strategy, or REMS, which could adversely affect the acceptance of our products in the market, make competition easier or make it more difficult or expensive for us to distribute our products. For example, the prescribing information for ADCETRIS has been revised over time to include warnings and precautions for various toxicities, as well as a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy and death can occur in patients receiving ADCETRIS. Further, based on the identification of future adverse events, we may be required to further revise the prescribing information for our products, including ADCETRIS, PADCEV and TUKYSA, which could negatively impact sales of our products or adversely affect our products’ acceptance in the market.
Likewise, reports of adverse events or safety concerns involving our product candidates could interrupt, delay or halt clinical trials of our product candidates, or could result in our or our collaborators' inability to obtain regulatory approvals for any of our product candidates. Although we announced positive results from the innovaTV 204 trial, data continues to be generated in this trial and in other tisotumab vedotin trials. There may still be important new or evolving facts about the safety, efficacy, and risk versus benefit of each of our product candidates, including tisotumab vedotin, which may negatively impact our ability to develop and commercialize these product candidates. For example, in response to prior safety events observed in our clinical trials of PADCEV and tisotumab vedotin, including serious side effects and patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events could be observed in these or other trials that could delay or prevent us from advancing the clinical development of, or obtaining regulatory approvals for, our products and product candidates or require us to alter the approved labeling of our products, and may adversely affect our business, results of operations and prospects.
Concerns regarding the safety of our products or product candidates as a result of undesirable side effects identified during clinical testing or otherwise could cause the FDA to order us to cease further development or commercialization of our products or the product candidates. Undesirable side effects caused by our products or product candidates could also result in denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, the requirement of additional trials, implementation of a REMS or the inclusion of unfavorable information in our product labeling, and in turn delay or prevent us from commercializing the applicable product or product candidate. In addition, actual or potential drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial for our products or product candidates or result in potential product liability claims. Any of these events could prevent us from developing or commercializing the applicable product or product candidate, and could significantly harm our business, results of operations and prospects.
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
We are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product for which we have obtained regulatory approval, including ADCETRIS, PADCEV and TUKYSA in each of their approved indications, such as continued adverse event reporting requirements and the requirement to have some of our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our and our collaborators' ability to commercialize our current and any future approved products. For example, the FDA's accelerated approval of PADCEV included a requirement for a confirmatory trial, EV-301, to confirm the clinical benefit and provide additional long-term efficacy data that may inform product labeling. If the FDA does not agree with our interpretation of the data from this post-marketing study, it could withdraw approval of PADCEV or require the inclusion of unfavorable safety information in our product labeling, which could seriously harm our business. Moreover, in connection with PADCEV's accelerated approval, the labeling and advertising and promotion of PADCEV are subject to additional regulatory requirements, which entail significant expense and could negatively impact the commercialization of PADCEV. In addition, the use of any of our products may uncover additional adverse events that limit or prevent that product's widespread use or that result in the withdrawal of that product from the market. Any problems with a product or any violation of ongoing regulatory obligations could result in restrictions on the applicable product, including the withdrawal of the applicable product from the market.

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
We and the manufacturers of our current and any future approved products are also required, or will be required, to comply with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products and product candidates, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections, including periodic unannounced inspections. The subsequent discovery of previously unknown problems with our current or any future approved products, including adverse events of unanticipated severity or frequency, or problems with the facilities where our current or any future approved products are manufactured, including potential staffing shortages, production slowdowns and the extensive reliance on virtual oversight of third-party manufacturing in connection with the COVID-19 pandemic, may result in restrictions on the marketing of our current or any such future approved products, up to and including withdrawal of the affected product from the market. If our manufacturing facilities, our collaborators' manufacturing facilities, or those of our respective suppliers, fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action, delays in regulatory timelines and additional costs to us.
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
We and our collaborators are currently conducting multiple clinical trials for our products and product candidates and plan to commence additional trials of our products and product candidates in the future. In this regard, we have initiated a phase 3 clinical trial evaluating ADCETRIS in combination with lenalidomide and rituxan in patients with relapsed or refractory diffuse large B-cell lymphoma. In addition, we and Astellas are conducting a phase 1b/2, multi-cohort, open-label trial of PADCEV alone or in combination with the anti-PD-1 therapy pembrolizumab and/or chemotherapy, called the EV-103 trial, in locally advanced and first- and second-line metastatic urothelial cancer and muscle invasive bladder cancer, which includes a randomized cohort, cohort K, that we believe, along with other data from the EV-103 trial, could potentially support registration under accelerated approval regulations in the U.S. We, Astellas and Merck are also conducting an open-label, randomized phase 3 trial, called the EV-302 trial, evaluating the combination of PADCEV and pembrolizumab versus chemotherapy alone in patients with previously untreated locally advanced or metastatic urothelial cancer. Under an agreement with Merck, Merck has amended its ongoing phase 3 KEYNOTE-905/EV-303 registrational trial in cisplatin-ineligible patients with muscle invasive bladder cancer to include an arm evaluating PADCEV in combination with pembrolizumab. Additionally, we are conducting a phase 3 randomized trial of TUKYSA vs. placebo, in combination with T-DM1 for patients with unresectable locally advanced or metastatic HER2-positive breast cancer, including those with brain metastases, who have had prior treatment with a taxane and trastuzumab, which we refer to as HER2CLIMB-02, and a phase 2 trial evaluating TUKYSA in combination with trastuzumab in patients with HER2-positive, RAS wild-type metastatic colorectal cancer after treatment with first- and second-line standard-of-care therapies, which we call MOUNTAINEER. Each of these trials was initiated based on only limited clinical data and we cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA or any foreign regulatory approvals. Furthermore, we do not have Special Protocol Assessment agreements with the FDA for any of these trials.
Each of our clinical trials requires the investment of substantial expense and time and the outcome of these trials is uncertain. Later-stage clinical trials may differ in significant ways from earlier stage clinical trials and may have different outcomes. Differences in earlier- and later-stage clinical trials may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. In this regard, despite the positive initial results we and Astellas reported from the EV-103 trial, we cannot be certain that PADCEV will demonstrate sufficient efficacy in other trials, including in the EV-302 trial, other cohorts of the EV-103 trial or any future trials or cohorts. Moreover, despite the positive initial data from the EV-103 trial, PADCEV may not demonstrate sufficient efficacy in any other clinical trials in a frontline setting and may never be approved for use in any frontline setting, which would significantly delay or prevent us from achieving profitability. Likewise, despite the positive results we reported from the HER2CLIMB trial, we cannot be certain that TUKYSA will demonstrate sufficient efficacy in other trials, including the HER2CLIMB-02 trial, and, despite the positive results we reported from the innovaTV 204 trial, we cannot be certain that tisotumab vedotin will demonstrate sufficient efficacy in other trials or will ever be approved for commercial sale. In addition, there may still be important facts about the safety, efficacy, and risk versus benefit of PADCEV, TUKYSA and tisotumab vedotin that are not known to us at this time which may negatively impact our ability to develop and commercialize PADCEV, TUKYSA or tisotumab vedotin as single agents or in combination with other agents. In this regard, in the first cohort of the EV-201 trial, there was one death due to interstitial lung disease, which occurred outside the safety-reporting period of the trial and was confounded by prolonged high-dose steroid use and suspected pneumonia, and in the initial results of the EV-103 trial, there was one death deemed to be treatment-related by the investigator, attributed to multiple organ dysfunction syndrome. There was also one death deemed to be treatment-related by the investigator in the innovaTV 204 trial. In addition, in response to prior safety events observed in our clinical trials of PADCEV and tisotumab vedotin, including serious side effects and patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events or our failure to generate additional efficacy data in our clinical trials that support registration could significantly impact the value of PADCEV, TUKYSA and tisotumab vedotin to our business. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing or planned clinical trials, including in the ongoing pivotal trials for PADCEV and TUKYSA. If we or our collaborators fail to produce positive results in our ongoing or planned clinical trials of PADCEV, TUKYSA, tisotumab vedotin or any of our other product candidates, the development timeline and regulatory approval and commercialization prospects for PADCEV, TUKYSA, tisotumab vedotin and our other product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected.

The timing of the commencement, continuation and completion of each of our clinical trials may be subject to delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. In the context of the COVID-19 pandemic, we are working to advance our clinical trial activities, while also actively assessing and seeking to mitigate risks to our patients, partners, employees and clinical trial site personnel. Some of the sites participating in our clinical trials are affected by site closings, reduced capacity or other effects of the COVID-19 pandemic. We are actively monitoring all clinical activities and currently are experiencing impacts to our ability to monitor patients, activate sites, screen and enroll patients, complete site monitoring and manage samples. The extent of the impact of these factors on a particular clinical trial depends on the current stage of activities at a given site, for example, study start up versus post-enrollment, and the impact on a clinical trial depends on the number of impacted sites participating in that clinical trial. In addition, we believe that rates of cancer diagnoses are lower than they would otherwise be as a result of the impacts of the COVID-19 pandemic, which may also negatively impact enrollment. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, there may be some impacts to our clinical study timelines, which, depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, could ultimately delay data availability. In addition, our ability to recruit and retain principal investigators and site staff could be adversely impacted by the risks of exposure to COVID-19 and by the conversion of medical conferences to virtual format. Further, due to the suspension of data monitoring activities at sites that do not currently allow remote monitoring, as well as impacts on the ability to monitor patients, maintain patient treatment according to the trial protocols and to manage samples, there is also the potential of negative impacts on data quality. While we are actively utilizing digital monitoring measures and other mitigations designed to prevent negative data quality impacts, if there were in fact a negative impact on data quality, we or our collaborators could be required to repeat, extend the duration of, or increase the size of clinical trials, which could significantly delay potential commercialization and require greater expenditures. We expect that similar factors will impact clinical studies operationalized by our collaborators. We cannot at this time fully forecast the scope of impacts that the evolving effects of the COVID-19 pandemic may have on our ability to initiate trial sites, enroll and assess patients, handle the operational aspects of trials such as drug and sample management, run studies in accordance with the protocol and best practices and report trial results.
Additionally, beyond impacts related to the evolving effects of the COVID-19 pandemic, patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials, perceived side effects and the availability of alternative or new treatments. From time to time we have experienced enrollment-related delays in clinical trials, including in connection with the COVID-19 pandemic, and we will likely continue to experience similar delays in our current and future trials.
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

Negative or inconclusive clinical trial results could adversely affect our ability and the ability of our collaborators to obtain regulatory approvals of our product candidates, including tisotumab vedotin, or to market ADCETRIS, PADCEV or TUKYSA and/or expand ADCETRIS, PADCEV or TUKYSA into additional indications and territories. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, even though we reported positive results from the HER2CLIMB trial and submitted an MAA for TUKYSA to the EMA, the EMA or its advisors may disagree with our interpretation of the data from the HER2CLIMB trial and may otherwise determine not to approve the MAA we submitted for TUKYSA in a timely manner or at all. Similarly, we and Astellas reported that the EV-301 trial met its primary endpoint of overall survival and reported positive topline results from the second cohort of patients in the EV-201 trial. However, despite these results and although EV-301 is intended to serve as the confirmatory trial following PADCEV’s accelerated approval by the FDA and to support global registrations, and although we and Astellas plan to discuss the results of the EV-201 trial with regulatory authorities, regulatory authorities, including the FDA, or their advisors may disagree with our interpretation of the data from these trials. As a result, the FDA may not convert PADCEV's accelerated approval to regular approval in the U.S., and regulatory authorities may not accept or approve any other regulatory applications for PADCEV, in a timely manner or at all. Further, although we announced positive results from the innovaTV 204 trial and we and Genmab plan to submit a BLA to the FDA to support accelerated approval for tisotumab vedotin based on the results of the innovaTV 204 trial, the FDA, or its advisors, may disagree with our interpretation of the data from the innovaTV 204 trial and may otherwise determine not to accept or approve the BLA that we and Genmab plan to submit for tisotumab vedotin in a timely manner or at all. Likewise, although we reported positive results in our ECHELON-2 trial, regulatory agencies outside of the territories where ADCETRIS has been approved in the ECHELON-2 treatment setting, or their advisors, may disagree with Takeda’s interpretations of data from the ECHELON-2 trial and may not approve the expansion of the ADCETRIS labeled indications of use to the ECHELON-2 treatment setting. Moreover, adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, require us to cease development of a product candidate or the further development or commercialization of ADCETRIS, PADCEV or TUKYSA, result in our failure to expand ADCETRIS, PADCEV or TUKYSA into additional indications and territories, adversely affect our ability to market ADCETRIS, PADCEV or TUKYSA, and may result in other negative consequences to us, including the inclusion of unfavorable information in our product labeling. Further, some of our clinical trials are overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur.
Our product candidates are in various stages of development, and it is possible that none of our product candidates will ever become commercial products.
Although we announced positive results from the innovaTV 204 trial of our late-stage product candidate, tisotumab vedotin and we and Genmab plan to submit a BLA to the FDA to support accelerated approval for tisotumab vedotin based on the results of the innovaTV 204 trial, we cannot be certain that the data from the innovaTV 204 trial will be sufficient to support accelerated approval. We cannot predict whether the BLA that we and Genmab plan to submit for tisotumab vedotin based on the innovaTV 204 trial will be accepted or approved in a timely manner or at all. Our clinical pipeline also includes ladiratuzumab vedotin, which is in phase 2 clinical development, and other product candidates that are in phase 1 clinical development. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. We will require significant financial resources and additional personnel in order to continue to advance the development of, to pursue, potentially obtain and maintain regulatory approvals for, and to potentially commercialize tisotumab vedotin, if we are able to do so at all. Our other product candidates are in early or relatively early stages of development.

If a product candidate fails at any stage of development or fails to receive regulatory approval, or we or our collaborators otherwise determine to discontinue development of that product candidate, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not receive any return on our investment in that product candidate. Preclinical studies and any encouraging or positive preliminary and interim data from our clinical trials of our product candidates may not be predictive of the results of ongoing or later clinical trials. Even if we or our collaborators are able to complete our planned clinical trials of our product candidates according to our current development timeline, any encouraging or positive results from clinical trials of our product candidates in earlier stage trials may not be replicated in subsequent later-stage trials. For example, although we reported positive results from the innovaTV 204 trial of tisotumab vedotin, we cannot be certain that tisotumab vedotin will demonstrate sufficient efficacy in other trials. In addition, we are developing products and product candidates in indications in which competition is intense, and it is possible that a clinical trial we run may meet its safety and efficacy endpoints but we may choose not to advance the development and commercialization of a product or product candidate in one or more indications due to changes in the competitive environment and the rapid evolution of the standard of care. As a result, we and our collaborators may conduct lengthy and expensive clinical trials of our products and product candidates only to learn that a product or product candidate is not an effective treatment or is not superior to existing approved therapies in the applicable indication, or has an unacceptable safety profile. Any of these results could prevent or significantly delay regulatory approval for the applicable product in any additional indications or of the applicable product candidate or could cause us to discontinue or limit the further development of such product or product candidate. If we or our collaborators fail to produce positive results in our ongoing or planned clinical trials of tisotumab vedotin or any of our other product candidates, the development timeline and regulatory approval and commercialization prospects for that product candidate, and our ability to recoup our investment in that product candidate, would be materially adversely affected.
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
Successful sales of our current and any future approved products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require increasing levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of this pricing scrutiny, we cannot be sure that we and our collaborators will achieve and continue to have coverage available for our products and any product candidates that we or our collaborators commercialize and, if available, that the reimbursement rates will be adequate. If we or our collaborators are unable to obtain coverage and adequate levels of reimbursement for our current and any future approved products that we or our collaborators commercialize, their marketability will be negatively and materially impacted. For example, we cannot be certain that third-party payors will continue to provide coverage and adequate reimbursement for ADCETRIS in the frontline Hodgkin lymphoma indication based on the relative price and perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales. Similarly, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for PADCEV or TUKYSA based on their relative price and perceived benefits as compared to alternative treatment options or otherwise, which may materially harm our and our collaborators' ability to successfully commercialize PADCEV and TUKYSA. In addition, depending on the ultimate duration and severity of the evolving effects of the COVID-19 pandemic, we may experience a shift from commercial payor coverage to government payor coverage, which would lead to higher gross-to net revenue reductions. We are currently seeking regulatory approval of TUKYSA from the EMA. In many jurisdictions, including the European Union, the proposed pricing for a drug must be approved before it may be lawfully marketed, which could delay entry of a product into a market or, if pricing is not approved, may prevent us or our collaborators from selling a product in a country where we or our collaborators have received regulatory approval. The launch of TUKYSA outside of the U.S. could be delayed due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure, delays encountered by our collaborator, Merck, delays in negotiating pricing and reimbursement approvals or other delays related to regulatory requirements. If we or Merck experiences delays or unforeseen difficulties due to any of these factors, planned launches in the countries in question would be delayed, which could negatively impact anticipated revenue from TUKYSA. In addition, if we or Merck is unable to obtain favorable pricing and reimbursement approvals in the countries that represent significant potential markets, our anticipated revenue from and growth prospects for TUKYSA in Europe and other regions could be negatively affected.
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
In March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. The provisions of PPACA of greatest importance to the pharmaceutical industry include increased Medicaid rebates, expanded Medicaid eligibility, extension of Public Health Service eligibility, annual fees payable by manufacturers and importers of branded prescription drugs, annual reporting of financial relationships with physicians and teaching hospitals, and a new Patient-Centered Outcomes Research Institute. Many of these provisions have had the effect of reducing the revenue generated by our sales of ADCETRIS, PADCEV and TUKYSA and will have the effect of reducing any revenue generated by sales of any future commercial products we may have.
Certain provisions of the PPACA have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, since January 20, 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provision of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently repealed, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device taxes, and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when a decision will be made. It is also unclear how recent changes to the composition of the United States Supreme Court may impact its review of this case, as well as other future cases. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes may be on our business, if any. The ultimate content, timing or effect of any such changes on the United States healthcare industry and our business remains unknown. Given the current political environment, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products, which could result in reduced demand for our products or additional pricing pressure.

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
We anticipate that the PPACA, as well as other healthcare reform measures that have been adopted, or may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for our current or any future approved products, which may harm our business. For example, increased discounts and rebates may be mandated by governmental entities, or requested by private insurers, or fee caps and pricing pressures could be enacted by industry organizations or state and federal governments, any of which could significantly affect the revenue generated by sales of our current or any future approved products. In addition, drug-pricing by pharmaceutical companies has come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers, purchasers and government regulators of price increases and to provide an explanation as to the reasons for the increase, reduce the out-of-pocket costs to patients for prescription drugs, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In March 2020, the Trump administration sent "principles" for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. Moreover, in May 2018, the Trump administration previously released its "Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs," or the Blueprint. The Blueprint contained several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. The recommendations in the Blueprint, if enacted by Congress and the Department of Health and Human Services, or HHS, could lead to changes to Medicare Parts B and D, including the transition of certain drugs covered under Part B to Part D or the offering of alternative purchasing options under the Competitive Acquisition Program that currently applies to selected drugs and biologics covered under Part B. Additionally, in July 2020, President Trump announced Executive Orders related to reducing prescription drug prices that attempt to implement several of the Trump administration's proposals, including a proposal that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; and one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies and pharmaceutical benefit managers. In September 2020, President Trump released the text of the previously announced Executive Orders regarding international drug pricing, which requires HHS to test payment model(s) where CMS pays no more than the lowest price among countries with similar gross domestic products for certain Part B drugs. They additionally called for an extension of the model to Part D drugs where insufficient competition exists. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing, cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect further federal and state legislation and healthcare reforms to continue to be proposed to control increasing healthcare costs and to control the rising cost of prescription drugs. These proposals, if implemented, could limit the price for our current or any future approved products. Our commercial opportunity would be negatively impacted by legislative or executive action that controls pricing, mandates price negotiations, or increases government discounts and rebates.
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
We also expect to experience pricing pressures in connection with the sale of our products due to certain managed healthcare initiatives. For example, the PPACA increased the mandated Medicaid rebate from 15.1% to 23.1% of Average Manufacturer Price, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. As concerns continue to grow over the need for tighter oversight, there remains the possibility that the Heath Resources and Services Administration or another agency under the HHS will propose a similar regulation or that Congress will explore changes to the 340B program through legislation. For example, effective January 1, 2019, is the effective date of the 2018 final rule that set forth the calculation of the ceiling price and application of civil monetary penalties. Pursuant to the 2018 final rule, after January 1, 2019, manufacturers must calculate 340B program ceiling prices on a quarterly basis. Moreover, manufacturers could be subject to a $5,000 penalty for each instance where they knowingly and intentionally overcharge a covered entity under the 340B program. Further, the Centers for Medicare & Medicaid Services issued a final rule in 2018 that would revise the Medicare hospital outpatient prospective payment system for calendar year 2019, including a new reimbursement methodology for drugs purchased under the 340B program for Medicare patients at the hospital setting and since announced the same change for physician-based practices under 340B in 2019 and 2020. Such cuts to the 340B drug discount program have been the subject of ongoing litigation. In the November 2019 final rule that set forth the cuts in 2020, CMS noted that, in light of ongoing litigation, CMS would collect drug acquisition cost data for 2018 and 2019 to be used to set the payment amount for drugs acquired by 340B hospitals for cost years going forward and to develop a potential remedy for 2018 and 2019 in the event that such cuts are deemed unlawful. However, in July 2020, the U.S. Court of Appeals for the District of Columbia Circuit court held that CMS’s decision to lower 340B drug reimbursement rates was within the agency’s statutory authority, and cuts to the 340B drug discount program could remain. The full extent to which this decision may impact our business is unclear. While the appellate court’s holding may be appealed, any such appeal, if granted, will likely involve a lengthy process prior to full resolution. A significant portion of purchases of our products are eligible for 340B drug pricing, and therefore an expansion of the 340B program or reduction in 340B pricing, whether in the form of the final rule or otherwise, will likely have a negative impact on our net sales of our products.
We cannot predict what healthcare reform initiatives may be adopted in the future. However, we anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We also expect these initiatives to increase pressure on drug pricing. It is possible that additional governmental action is taken in response to the evolving effects of the COVID-19 pandemic. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation; however, such changes or the ultimate impact of changes could negatively affect our revenue or sales of our current and or potential future products.

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
We have established collaborations with third parties to develop and market our products and some of our current and future product candidates. Because control of development and commercialization is shared with our collaborators under these collaborations, we do not have sole discretion and control over the development and commercialization of the applicable products and product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the United States and Canada, and we entered into a collaboration agreement with Merck in September 2020 that granted Merck rights to develop and commercialize TUKYSA outside of the United States, Canada and Europe. In addition, we have entered into collaborations with Astellas for the development and commercialization of PADCEV, with Genmab for the development and commercialization of tisotumab vedotin, and with Merck for the development and commercialization of ladiratuzumab vedotin. Our collaborations also include clinical trial collaborations to develop, in combination, our product or product candidates and the products or product candidates of one or more third parties. For example, we have clinical trial collaborations with BMS to evaluate the combination of nivolumab with ADCETRIS in various settings and with Merck to evaluate the combination of pembrolizumab in combination with PADCEV in various settings.
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

Our dependence on collaborative arrangements to assist in the development and commercialization of our products and some of our product candidates and on license arrangements for the development and commercialization of other product candidates utilizing or incorporating our technologies subjects us to a number of risks, including:
•we are not able to control the amount and timing of resources that our collaborators and licensees devote to the development or commercialization of products and product candidates under a collaboration or license agreement, including ADCETRIS, PADCEV, TUKYSA and tisotumab vedotin;
•disputes may arise between us and our collaborators or licensees that result in the delay or termination of the research, development or commercialization of the applicable products and product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;
•with respect to collaborations under which we have an active role, such as our ADCETRIS collaboration with Takeda, our PADCEV collaboration with Astellas, our TUKYSA collaboration with Merck, and our collaboration with Genmab, we may have differing opinions, processes or priorities than our collaborators, or we may encounter challenges in joint decision making and joint execution, including with respect to any joint development or commercialization plans or co-promotion activities, which may delay or otherwise harm the research, development, launch or commercialization of the applicable products and product candidates, including ADCETRIS, PADCEV, TUKYSA and tisotumab vedotin;
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
•our current and potential future collaborators and licensees may not pursue regulatory approvals in a timely manner, may not be successful in their efforts to obtain regulatory approvals, or may not launch or commercialize a product in their territories in a timely manner;
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

If our collaborative and license arrangements are not successful as a result of any of the above factors, or any other factors, then our ability to advance the development and commercialization of the applicable products and product candidates and to otherwise generate revenue from these arrangements and to become profitable will be adversely affected, and our business and business prospects may be materially harmed. In particular, if Takeda or Merck were to terminate the ADCETRIS collaboration or the TUKYSA collaboration, respectively, which they may do for any reason upon prior written notice to us, we would not receive milestone payments, co-funded development payments or royalties for the sale of ADCETRIS outside the United States and Canada or for TUKYSA outside the United States, Canada and Europe. As a result of any such termination, we may have to engage another collaborator to complete the ADCETRIS or TUKYSA development process and to commercialize ADCETRIS or TUKYSA in our collaborators' current territories, or to complete the development process and undertake commercializing ADCETRIS or TUKYSA in our collaborators' current territories ourselves, either of which could significantly delay the continued development and commercialization of ADCETRIS or TUKYSA and increase our costs. Similarly, Astellas, Genmab and Merck each have the right to opt out of their co-development obligations relating to PADCEV, tisotumab vedotin and ladiratuzumab vedotin, respectively. If Astellas, Genmab or Merck were to opt out of their co-development collaborations with us, this would significantly delay the commercialization and development of PADCEV or the development of tisotumab vedotin or ladiratuzumab vedotin, as applicable, and increase our costs. Any of these events could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing the applicable product or product candidate, which would otherwise be co-funded by our collaboration partners. Moreover, in the case of PADCEV and tisotumab vedotin, the success of PADCEV and any approved tisotumab vedotin product will depend, in part, on our ability to effectively jointly commercialize PADCEV and tisotumab vedotin with Astellas and Genmab, respectively, in accordance with our joint commercialization obligations and joint commercialization plans. The success, if any, of our joint commercialization efforts with Astellas and Genmab, as well as the activities of Astellas and Genmab, will significantly impact the commercialization of PADCEV and the potential future commercialization of an approved tisotumab vedotin product, respectively. The product candidates being developed under our collaboration and license agreements are in various stages of development and we cannot guarantee that any of the product candidates under our collaborations will be successful. In this regard, certain of our ADC licensees have advanced product candidates utilizing or incorporating our ADC technology to later stage clinical trials that were not successful. In the future, we may not be able to locate third-party collaborators to assist in commercializing any future products in regions outside the United States, and we may lack the capital and resources necessary to market these products in certain regions outside the Unites States alone.
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

With respect to PADCEV, other treatments in pre-treated metastatic urothelial cancer include checkpoint inhibitor monotherapy, generic chemotherapy or, for patients with select FGFR genetic alterations, Janssen's erdafitinib. There are other investigational agents that, if approved, could be competitive with PADCEV, such as Immunomedics’ sacituzumab govitecan, which is in a pivotal phase 2 study. Treatment in front line metastatic urothelial cancer has traditionally been treated with chemotherapy alone but is evolving to include two recently approved checkpoint inhibitor therapies for cisplatin-ineligible patients with high PD-L1 expression or patients who are ineligible for platinum therapy. Several trials of investigational agents in combination with chemotherapy or other novel agents are ongoing. Continued development of PD-(L)1 targeted therapies across early stage bladder cancer and in metastatic bladder cancer in frontline combinations with chemotherapy, in frontline maintenance with the recent announcement of positive phase 3 data of avelumab, and in pretreated disease, could potentially impact PADCEV usage and enrollment to PADCEV clinical trials.
With respect to TUKYSA, there are multiple marketed products which target HER2, including the antibodies trastuzumab and pertuzumab and the antibody drug conjugate T-DM1. In addition, lapatinib is an EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer, and neratinib is an irreversible pan-HER kinase inhibitor indicated for extended adjuvant treatment and has been recently approved for patients who have received two or more prior anti-HER2-based regimens in the metastatic setting. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki that was recently approved for patients who have received two or more prior anti-HER2-based regimens in the metastatic setting. Byondis has an antibody drug conjugate, SYD985, in a pivotal study in this patient population and MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, also in a pivotal study in this patient population for which positive data were reported and a BLA was submitted in late 2019.
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
We are aware of other companies that have technologies that may be competitive with ours, including AbbVie, ADC Therapeutics, Astellas, AstraZeneca, BMS, Daiichi Sankyo, ImmunoGen, Immunomedics, MedImmune, Mersana, Pfizer, Roche, and Zymeworks, all of which have ADC technology. ImmunoGen has several ADCs in development that may compete with our product candidates. ImmunoGen has also established partnerships with other pharmaceutical and biotechnology companies to allow those other companies to utilize ImmunoGen’s technology, including Sanofi-Aventis, Genentech, Novartis, Takeda and Lilly. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates.
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
Our business is currently being adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic. In accordance with guidance issued by the Centers for Disease Control and Prevention, the World Health Organization and local authorities, beginning in March 2020, we implemented a mandatory work-from-home policy for employees who can perform their jobs offsite. Our essential research, manufacturing and laboratory activities are ongoing, and we maintain a number of additional precautionary measures to protect these onsite employees, such as temperature checks, screening protocols, masks, social distancing, contact tracing and making testing available. However, if we are unable to obtain adequate supplies of personal protective equipment due to shortages or encounter other challenges related to the evolving COVID-19 pandemic, we may have to place or may experience additional limitations on our in person activities. In addition, our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. This could also increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. In addition, our oversight of third-party manufacturers is currently being conducted by virtual means, which may increase the chance of a manufacturing quality issue. Impacts related to the COVID-19 pandemic could materially and adversely affect our business, our ability to generate sales of and revenues from our approved products, and our ability to advance the development of our products and product candidates, as described elsewhere in this "Risk Factors" section. The magnitude of such impacts will depend, in large part, on the ultimate duration and severity of the evolving effects of the COVID-19 pandemic.
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
•the evolving effects of the COVID-19 pandemic, including those leading to current and potential future reductions in the rate of cancer diagnoses;
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
Moreover, we have entered into collaboration and license agreements with other companies that include development funding and milestone and royalty payments to us, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will also depend on development funding and the achievement of development and clinical milestones under our existing collaboration and license agreements, including, in particular, our ADCETRIS collaboration with Takeda, our PADCEV collaboration with Astellas and our ladiratuzumab vedotin and TUKYSA collaborations with Merck, as well as entering into potential new collaboration and license agreements. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.

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
We have a history of net losses. We expect to continue to incur net losses and may not achieve future sustained profitability for some time, if at all.
We have incurred substantial net losses in each of our years of operation. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting clinical trials of our products and product candidates as well as commercializing our products for the treatment of patients in their approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize tisotumab vedotin and our other product candidates. We may also pursue new operations or continue the expansion of our existing operations, including with respect to our plans to build a commercial infrastructure in Europe and to otherwise continue to expand our operations internationally. Accordingly, even though we reported net income for the three and nine months ended September 30, 2020 due to the upfront license revenue recognized in the third quarter of 2020 related to the LV Agreement and TUKYSA Agreement with Merck, we nonetheless expect to continue to incur net losses and may not achieve sustained profitability in the future for some time, if at all. Although we recognize revenue from product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our future operating results are difficult to predict. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.
We have experienced and expect to continue to experience significant growth in the number of our employees and in the scope of our operations, including in connection with our transition into a multi-product oncology company, our operation of a manufacturing facility and our continuing international expansion. In this regard, the anticipated continued growth of ADCETRIS, the continued launch and commercialization of PADCEV and TUKYSA in the U.S., and the potential launch and commercialization of TUKYSA in Canada and Europe and of any other future approved products may require expansion of our sales force and commercial organization, and we may need to commit significant additional funds, management and other resources to the growth of our commercial organization. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner or at all, any of which could negatively impact our ability to successfully launch and commercialize a newly-approved product and harm the commercial potential of our current and any future approved products. In any event, this rapid growth and additional complexity places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. In particular, we are using new distribution channels for TUKYSA that require us to implement additional control systems to monitor inventory that has been purchased by specialty pharmacies and not yet dispensed to patients. A failure to correctly implement and monitor these new control systems could result in a control failure or error in our financial accounting. In addition, this growth places significant demands on our third party suppliers and they may not have the resources and personnel to adequately support our commercial plans and launch needs, including in regions outside the United States. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies, control deficiencies or other problems. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. Likewise, we could experience limitations on our ability to recruit, hire and retain personnel at all levels of the organization as a result of the COVID-19 pandemic, and without reductions in the pace, scale or complexity of our business, this could result in strain on our staff, loss of talent, failure to capitalize fully on opportunities, control deficiencies and other challenges, which could adversely affect our business, financial condition, results of operations and prospects. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and capital resources. If we are unable to manage our growth effectively, or are unsuccessful in recruiting and retaining qualified management personnel, our business, financial condition, results of operations and prospects may be adversely affected.
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
In addition, since a significant proportion of the regulatory framework in the United Kingdom, or U.K., is derived from European Union directives and regulations, Brexit, which occurred on January 31, 2020, could materially change the regulatory regime applicable to our operations and those of our collaborators, including with respect to potential future marketing authorizations for ADCETRIS, PADCEV, TUKYSA and our product candidates. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the European Union, the U.K. will be subject to a transition period through December 31, 2020, or the Transition Period, during which European Union rules will continue to apply. Negotiations between the U.K. and the European Union are expected to continue in relation to the customs and trading relationship between the U.K. and the European Union following the expiry of the Transition Period. Under the formal withdrawal arrangements between the U.K. and the EU, the parties had until June 30, 2020 to agree to extend the Transition Period if required. No such extension was agreed prior to such date. No agreement has yet been reached between the U.K. and the EU and it may be the case that no formal customs and trading agreement will be reached prior to the expiry of the Transition Period on December 31, 2020. We or our collaborators may face new costs and challenges as result of Brexit, in particular following the Transition Period, that could have an adverse effect on our operations, including potential stresses and constraints on the capacity of service providers providing product release services in new locations outside of the U.K., potential challenges with releasing clinical product supplies into the U.K. and potential challenges or inefficiencies in obtaining approvals to commercialize our current or potential future products in the U.K., any of which could negatively impact our current and planned clinical trials and regulatory and commercial activities, and those of our collaborators, and increase our costs. It is also possible that Brexit will cause additional unanticipated negative impacts on our ability to supply clinical or commercial product, or on that of our collaborators, including Takeda and Astellas. Moreover, following the Transition Period, there is currently considerable uncertainty in relation to U.K. financial and banking markets as well as the pharmaceutical regulatory process in the U.K. In addition, the U.K. is likely to lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers and could make it more difficult for us and our collaborators to do business in the U.K., including to obtain and maintain regulatory approvals of products. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and the U.S. dollar have already been affected by Brexit. Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results. In any event, we cannot predict to what extent these changes will impact our business or results of operations, or our or our collaborators' ability to continue to conduct operations in Europe or our ability to build and maintain a commercial infrastructure in Europe.

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

For the monoclonal antibody used in ADCETRIS, we have contracted with AbbVie for clinical and commercial supplies. For the drug linker used in ADCETRIS, we have contracted with Millipore Sigma, an affiliate of Merck KGaA, for clinical and commercial supplies. We have multiple contract manufacturers for conjugating the drug linker to the antibody and producing the ADCETRIS product. We rely on Astellas to supply PADCEV for our clinical trials and for commercial sale, and Astellas oversees the manufacturing supply chain for PADCEV. With respect to TUKYSA, we rely on multiple contract manufacturers and other third parties to perform manufacturing services for us including Sterling Pharma Solutions Limited for production of the starting materials for TUKYSA, Esteve Quimica to produce the active pharmaceutical ingredient, Hovione to complete spray drying and Corden Plankstadt to produce the tablets for TUKYSA. We have entered into commercial supply agreements with each of Sterling, Esteve Quimica and Corden, and are in the process of negotiating a commercial supply agreement with Hovione. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce and store sufficient quantities of ADCETRIS and TUKYSA, and on Astellas and other third parties to produce and store sufficient quantities of PADCEV, for use in our clinical trials and for commercial sale. If our contract manufacturers, collaborators or other third parties fail to deliver our products for clinical use or sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may bear costly losses or be required to delay or suspend clinical trials or otherwise discontinue development, production and sale of our products. With respect to TUKYSA specifically, we have limited prior experience as an organization manufacturing TUKYSA and small molecule drug products generally, and have relatively new working relationships with many of the third-party manufacturers involved in TUKYSA manufacture. These factors increase the chance that we could encounter manufacturing challenges that could increase our costs, cause delays or otherwise negatively impact our business. Moreover, there are a limited number of facilities in which each of our products can be produced, and any interruption of the operation of those facilities due to the risks and evolving effects of the COVID-19 pandemic or other events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions or contractual disputes could result in the cancellation of shipments, loss of product in the manufacturing process, a shortfall in product supply, or limit our or our collaborators' ability to sell our products. Further, we and our collaborators depend on outside vendors for the supply of raw materials used to produce our products. If the third-party suppliers were to cease production or otherwise fail to supply us or our collaborators with quality raw materials and we or our collaborators were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our products manufactured to meet clinical and commercial requirements would be adversely affected. While we believe that the existing supplies of PADCEV and Astellas' contract manufacturing relationships will be sufficient to accommodate current clinical and commercial needs, we or Astellas may need to obtain additional manufacturing arrangements or increase manufacturing capability to meet potential future commercial needs with respect to PADCEV, which could require additional capital investment by us or cause us potential delays if Astellas encounters challenges in negotiating commercially reasonable arrangements with these manufacturers. While we believe that the existing supplies of TUKYSA will be sufficient to accommodate current clinical and forecasted commercial needs at this time, we expect that we will need to put in place additional manufacturing arrangements or expand our current manufacturing arrangements with third-party manufacturers to meet future potential commercial needs and while we are currently negotiating those arrangements, we cannot assure you that we can enter into such arrangements on commercially reasonable terms or at all. Forecasting demand for a new product can be challenging and in the event demand for TUKYSA exceeds our estimates or in the event that our commercial manufacturers of TUKYSA encounter unexpected failures or setbacks in completing manufacturing services in accordance with applicable quality standards, our TUKYSA launch in the U.S. could be negatively impacted by short-term product supply challenges, which would adversely impact our TUKYSA revenues and could negatively affect our relationships with patients and healthcare professionals. In addition, any failures or delays in manufacturing adequate product supplies and in putting in place or expanding our manufacturing and supply infrastructure could delay or impede our and Merck's ability to launch and commercialize TUKYSA in any markets outside the U.S. where TUKYSA has obtained regulatory approval and any additional markets where it may obtain regulatory approval, if any. While we do not currently anticipate disruptions to the supply of our products due to the evolving effects of the COVID-19 pandemic, if the COVID-19 pandemic continues for an extended period of time or the effects of the COVID-19 pandemic become more severe, or any of the parties in our supply chain are adversely impacted by the evolving effects of the COVID-19 pandemic, such as staffing shortages, productions slowdowns and/or disruptions in delivery systems, then there could be disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products. Any supply disruptions would adversely impact our ability to generate sales of and revenues from our products, and our business, financial condition, results of operations and growth prospects could be materially adversely affected. Further, in connection with the COVID-19 pandemic and in an effort to increase the wider availability of needed medical and other supplies and products, we and our third-party suppliers may elect to or governments may require us or our third-party suppliers to allocate manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our ability to have our products manufactured to meet clinical and commercial requirements.

For the clinical supply of our product candidates, we rely, and expect for the foreseeable future to continue to rely, on multiple contract manufacturers and other third parties to perform manufacturing services for us. If these third-party manufacturers cease or interrupt production, fail to supply satisfactory materials, products or services for any reason or experience performance delays or quality concerns, or if materials or products are lost in transit or in the manufacturing process, such challenges or interruptions could substantially impact clinical trial drug supply, with the potential for additional costs, delays and an adverse effect on our business. With respect to tisotumab vedotin, we currently rely on drug product supply provided by Genmab and have little control over their supply chains or the contract manufacturers they utilize. For the near-term, we expect to continue to rely on Genmab for manufacturing of clinical supplies of tisotumab vedotin. Under the commercialization agreement we entered into with Genmab in October 2020, we will be responsible for overseeing the clinical and commercial manufacturing supply chain of tisotumab vedotin following a transition period. We will need to obtain appropriate manufacturing arrangements and increase manufacturing capability to meet potential future commercial needs, which will require additional capital investment by us and cause potential delays if we encounter challenges in negotiating commercially reasonable arrangements with manufacturers or in transitioning oversight of the manufacturing process from Genmab to us.
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
We have collaborations with a limited number of companies. To date, a substantial portion of our revenue has resulted from payments made under agreements with our corporate collaborators, and although ADCETRIS sales currently comprise a greater proportion of our revenue, we expect that a portion of our revenue will continue to come from corporate collaborations. Even though we market ADCETRIS in the United States and Canada, our revenues still depend in part on Takeda’s ability to market ADCETRIS outside of the United States and Canada. Likewise, even though we market TUKYSA in the United States, our revenues will still depend in part on Merck’s ability and willingness to market TUKYSA outside of the United States, Canada and Europe. In addition, under our agreements with Astellas, we and Astellas bear the costs of their own sales organizations in the U.S., equally share certain other costs associated with commercializing PADCEV in the U.S. and equally share in any profits realized in the U.S. The loss of our collaborators, especially Takeda or Astellas, changes in product development or business strategies of our collaborators, or the failure of our collaborators to perform their obligations under their agreements with us for any reason, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our financial performance. Payments under our existing and potential future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

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
Our operations may be directly or indirectly subject to various state and federal healthcare laws, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws, the federal civil monetary penalties statute, the federal Health Insurance Portability and Accountability Act, or HIPAA, the federal Health Information Technology for Economic and Clinical Health Act, or HITECH, and the federal transparency requirements under the PPACA. These laws may impact, among other things, the sales, marketing and education programs for ADCETRIS, PADCEV, TUKYSA or any future approved products.
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
The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false claim to, or the knowing use of false statements to obtain payment from or approval by the federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease, or conceal an obligation to pay money to the federal government. PPACA codified case law that provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Suits filed under the civil False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. Many pharmaceutical and other healthcare companies have recently been investigated or subject to lawsuits by whistleblowers and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing or other activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. Similar to the Anti-Kickback Statute, PPACA also amended the intent requirement of the criminal healthcare fraud statutes such that a person or entity no longer needs to have actual knowledge of the statute or intent to violate it to have committed a violation.
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
The federal transparency requirements under PPACA, known as the Physician Payments Sunshine Act, require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to the CMS information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, and physician ownership and investment interests. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year.

Many states and foreign jurisdictions have similar laws and regulations, such as anti-kickback, anti-bribery and corruption, false claims, privacy and data protection laws, to which we are currently and/or may in the future, be subject. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, effective May 25, 2018, the collection and use of personal health data in the European Union is governed by the provisions of the European Union General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR has increased our responsibility and potential liability in relation to all types of personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states. Moreover, one of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the EU recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Where appropriate, we rely on individuals’ explicit consent to transfer their personal information from Europe to the United States and other countries. In addition, we rely on inter-company Standard Contractual Clauses to provide appropriate safeguards for such transfers. Authorities in Switzerland, whose data protection laws are similar to those of the EU, also invalidated use of the Swiss-U.S. Privacy Shield. Authorities in the U.K. may similarly invalidate use of the EU-U.S. Privacy Shield. Brexit has created additional uncertainty with regard to data protection regulation in the U.K., as it is unclear whether the U.K. and EU will be able to negotiate a mutually agreeable data protection agreement that regulates data transfers between the U.K. and EU and what impact this will have on our business. If we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or if, upon review by authorities, our existing compliance solutions are found to be insufficient, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from persons resident in Europe. The inability to import personal information from the European Economic Area, U.K. or Switzerland could restrict our clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws, interfere with our ability to hire employees in Europe and require us to increase our data processing capabilities in Europe at significant expense. In any event, our failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data protection, marketing or communications) to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data protection, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding privacy and data protection (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States, and we cannot determine the impact such new laws, regulations and standards may have on our business. We may also be subject to state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or other reporting and registration requirements related to our business activities. Many of these state laws differ from each other in significant ways, thus complicating compliance efforts.

The FDA and other governmental authorities also actively investigate allegations of off-label promotion activities in order to enforce regulations prohibiting these types of activities. In recent years, private whistleblowers have also pursued False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of off-label promotion. If we are found to have promoted an approved product for off-label uses we may be subject to significant liability, including significant civil and administrative financial penalties and other remedies as well as criminal penalties and other sanctions. Even when a company is not determined to have engaged in off-label promotion, the allegation from government authorities or market participants that a company has engaged in such activities could have a significant impact on the company’s sales, business and financial condition. The U.S. government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, SEC and other government agencies on which our operations may rely is inherently fluid and unpredictable. With respect to the COVID-19 pandemic, it is possible that we could experience delays in the timing of regulatory review and/or our interactions with regulatory authorities due to reduced working hours or absenteeism of governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay any approval decision with respect to the MAA we submitted to the EMA for TUKYSA, or our progress in advancing our development efforts with respect to other products and product candidates. Our interactions with regulatory authorities in other jurisdictions and across multiple products and product candidates continue but we cannot rule out the possibility of negative impacts on such interactions in the future as the pandemic continues to evolve.
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
We are continuing to expand our operations internationally, and plan to build a commercial infrastructure in Europe. In this regard, we currently have multiple subsidiaries in foreign jurisdictions, including a number of subsidiaries in Europe, and plan in the future to have subsidiaries in additional jurisdictions. Our business activities outside of the United States are and will continue to be subject to the FCPA, which is described above, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we currently and may in the future operate, including the recently established French Anti-corruption Law on Transparency, Fight against Corruption and the Modernization of the Economy, referred to as Sapin II. In Europe, national anti-corruption laws prohibit giving, offering, or promising bribes to any person, including foreign government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. Various European anti-corruption laws have broad extraterritorial reach and therefore we may be subject to those laws even if we do not have an established entity in those countries and we may be held liable for bribes given, offered or promised to any person, including private persons, by employees and persons associated with us in order to obtain or retain business or a business advantage. In the course of expanding our operations internationally, we will need to establish and expand business relationships with various third parties, such as independent contractors, distributors, vendors, and advocacy groups, and we will interact with physicians, which are generally considered foreign officials in Europe, as well as with regulatory authorities who may be deemed to be foreign officials under the FCPA or similar laws of other countries that may govern our activities. Any interactions with any such parties or individuals that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the United States are found to be in violation of the FCPA, the Sapin II or other similar laws, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, results of operations and growth prospects. We are also subject to foreign laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations, such as the GDPR, which impose significant compliance obligations. Failure to comply with these laws could lead to government enforcement actions and significant penalties against us, which could have a material adverse effect on our business, results of operations and growth prospects.

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
We are engaged in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its metastatic breast cancer drug ENHERTU and certain product candidates and previously submitted an arbitration demand related to the dispute. We have also separately filed an action for patent infringement against Daiichi Sankyo relating to Daiichi Sankyo's importation into, offer for sale, sale, and use in the United States of ENHERTU. As a result of these disputes, we have incurred and will continue to incur litigation expenses. In addition, from time to time, we may become involved in other lawsuits, claims and proceedings relating to the conduct of our business, including but not limited to those pertaining to the defense and enforcement of our patent or other intellectual property rights and our contractual rights.
These and other potential future litigations are subject to inherent uncertainties, and the actual costs to be incurred relating to litigations may be impacted by unknown factors. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the course of these and potential future litigations, we may be subject to additional claims and counterclaims that may result in liabilities or require us to take or refrain from certain actions, and we may not prevail. Monitoring, defending against and pursuing legal actions can be time-consuming for our management and detract from our ability to fully focus our internal resources on our business activities, which could result in delays of our clinical trials or our development and commercialization efforts. In addition, we may incur substantial legal fees and costs in connection with these and potential future litigations. Decisions adverse to our interests in these and potential future litigations could result in the payment of substantial damages, or possibly fines, or affect our intellectual property rights and could have a material adverse effect on our cash flow, results of operations and financial position. Successful challenges to our patent or other intellectual property rights could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators. In addition, the uncertainty associated with litigation could lead to increased volatility in our stock price.
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

•the timing, receipt and amount of milestone-based payments or other revenue from our collaborations or license arrangements, including royalty revenue generated from commercial sales of ADCETRIS by Takeda, revenue generated under our collaboration with Astellas and anticipated royalty revenue generated by commercial sales of TUKYSA by Merck;
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

In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. In order to continue to commercialize our products, and advance the development and commercialization of our additional product candidates, we will be required to expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development, sales and marketing, both in the United States and in Europe. We continue to face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions, and with increasing reliance on remote work arrangements, the geographic market in which we compete for talent is expanding. Our failure to compete effectively in this area could negatively affect our sales of our current and any future approved products. To the extent we are not able to retain these individuals on favorable terms or attract any additional personnel that may be required, our business may be harmed. For example, we may not be successful in attracting or retaining key personnel necessary to support our strategy to effectively commercialize PADCEV and TUKYSA, to build a commercial infrastructure in Europe or to support the potential launch and commercialization of our product candidates, alone or jointly with our collaborators, if we receive regulatory approval. If our commercial organization is not appropriately sized or equipped to adequately market our current and any future approved products, the commercial potential of our current and any future approved products may be diminished, and our business and prospects for profitability may be adversely affected.
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
Changes in tax laws or regulations may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges, increase our future tax expense or otherwise have a material adverse effect on our business, cash flow, financial condition or results of operations.

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
As of September 30, 2020, we recorded $564.2 million of intangible assets, net and goodwill on our condensed consolidated balance sheet. Our intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
Risks Related to Our Common Stock
Our stock price is volatile and our shares may suffer a decline in value.
The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the nine months ended September 30, 2020, our closing stock price fluctuated between $95.75 and $195.69 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:
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
•termination of or changes in our existing collaborations or licensing arrangements, or establishment of new collaborations or licensing arrangements;
•our failure to achieve the perceived benefits of our strategic transactions as rapidly or to the extent anticipated by financial analysts or investors;
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
•developments or disputes concerning our proprietary rights, including with respect to our disputes with Daiichi Sankyo;
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
Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2020, we had 175,188,320 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us as of September 30, 2020, collectively beneficially owned approximately 27% of our common stock. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended, or the Securities Act, we would be obligated to effect such registration. On July 26, 2018, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 50,977,960 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. Accordingly, we expect to register additional shares held by the Baker Entities for resale from time to time, including in certain cases, shares that we have previously registered for resale by the Baker Entities, whether in connection with the expiration of registration statements that we previously filed with the SEC or otherwise. If the Baker Entities, by exercise of these registration and/or underwriting rights and our registration of shares held by the Baker Entities for resale from time to time, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our registrations of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Our existing stockholders have significant control of our management and affairs.
Based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Exchange Act, and our outstanding shares of common stock as of September 30, 2020, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 64% of our voting power as of September 30, 2020. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
Anti-takeover provisions could make it more difficult for a third party to acquire us.
Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders, which authority could be used to adopt a “poison pill” that could act to prevent a change of control of Seagen that has not been approved by our Board of Directors. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Seagen without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Seagen, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state anti-takeover laws in Delaware and Washington related to corporate takeovers may prevent or delay a change of control of Seagen.

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1**	Agreement and Plan of Merger dated as of January 30, 2018 by and among Seagen Inc. (f/k/a Seattle Genetics, Inc.), Valley Acquisition Sub, Inc. and Cascadian Therapeutics, Inc.	8-K	000-32405	2.1	1/31/2018
3.1	Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.3	5/26/2011
3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.1	10/8/2020
3.4	Amended and Restated Bylaws of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.1	1/16/2020
4.1	Specimen Stock Certificate.	S-1/A	333-50266	4.1	2/8/2001
4.2	Investor Rights Agreement dated July 8, 2003 among Seagen Inc. (f/k/a Seattle Genetics, Inc.) and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement dated September 10, 2015 between Seagen Inc. (f/k/a Seattle Genetics, Inc.) and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+†	License and Collaboration Agreement relating to ladiratuzumab vedotin dated September 13, 2020 between Seagen Inc. (f/k/a Seattle Genetics, Inc.) and Merck Sharp & Dohme Corp.	—	—	—	—
10.2+†	Stock Purchase Agreement dated September 13, 2020 between Seagen Inc. (f/k/a Seattle Genetics, Inc.) and Merck Sharp & Dohme Corp.	—	—	—	—
10.3+*	Form of Performance-Based Stock Unit Grant Notice and Stock Unit Agreement under the Seattle Genetics, Inc. Amended and Restated 2007 Equity Incentive Plan (approved August 16, 2020).	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	—	—	—	—

+	Filed herewith.
†	Certain confidential information contained in this Exhibit, marked by brackets in the Exhibit, has been omitted, because it is both not material and would likely cause competitive harm if publicly disclosed.
*	Indicates a management contract or compensatory plan or arrangement.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulations S-K. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGEN INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	October 29, 2020