Form 10-K
period 2020-12-31
Seagen Inc.
filed 2021-02-12
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $21.1 billion as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Global Select Market reported for such date. Excludes an aggregate of 49,451,384 shares of the registrant’s Common Stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
There were 181,164,446 shares of the registrant’s Common Stock issued and outstanding as of February 9, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2021 Annual Meeting of Stockholders.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” "could", “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, except as required by law. Any or all of our forward-looking statements in this document may turn out to be incorrect. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
RISK FACTOR SUMMARY
Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Item 1A—Risk Factors”, below.
•Our success depends on our ability to effectively commercialize our products. If we and our collaborators are unable to effectively commercialize our products and to expand their utilization, our ability to generate significant revenue and our prospects for profitability will be adversely affected.
•Our success also depends on our ability to obtain regulatory approvals for our product candidates and for our current products in additional territories, as well as our ability to expand the labeled indications of use for our current products, and, if the requisite approvals are obtained, our ability to successfully launch and commercialize our products in their approved indications. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•Reports of adverse events or safety concerns involving our products or product candidates could delay or prevent us from obtaining or maintaining regulatory approvals or could negatively impact sales of our products or the prospects for our product candidates.
•Clinical trials are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain.
•The successful commercialization of our products and our product candidates will depend on a variety of factors, including the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies, and the acceptance of our products by the medical community and patients.
•Our product candidates are in various stages of development, and it is possible that none of our product candidates will ever become commercial products.
•Any failures or setbacks in our antibody-drug conjugate, or ADC, development program or our other platform technologies could negatively affect our business and financial position.
•We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

•Even if we and our collaborators obtain regulatory approvals to market our current and any future approved products, we and our collaborators will remain subject to extensive ongoing regulatory obligations and oversight, including post-approval requirements, that could result in significant additional expense and could negatively impact our and our collaborators’ ability to commercialize our current and any future approved products.
•Healthcare law and policy changes may have a material adverse effect on us.
•We are subject to various state and federal and foreign laws and regulations, including healthcare, data protection and privacy laws and regulations, that may impact our business and could subject us to significant fines and penalties or other negative consequences.
•We depend on collaborative relationships with other companies to assist in the development and commercialization of our products and some of our product candidates and for the development and commercialization of other product candidates utilizing or incorporating our technologies. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, this may negatively affect our ability to commercialize our products, develop and commercialize our product candidates and/or generate revenues through technology licensing, or may otherwise negatively affect our business.
•We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the continued development and commercialization of our products and product candidates.
•If we are unable to enforce our intellectual property rights or if we fail to sustain and further procure additional intellectual property rights, we may not be able to successfully commercialize our products or any future products and competitors may be able to develop competing therapies.
•We have been and may in the future be subject to litigation, which could result in substantial damages and may divert management’s time and attention from our business.
•We and our collaborators rely on license agreements for certain aspects of our products and product candidates and technologies such as our ADC technology. Failure to maintain these license agreements or to secure any required new licenses could prevent us from continuing to develop and commercialize our products and product candidates.
•If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.
•Risks associated with our expanding operations in foreign countries could materially adversely affect our business.
•Our operating results are difficult to predict and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.
•We have a history of net losses. We expect to continue to incur net losses and may not achieve future sustained profitability for some time, if at all.
•Our stock price is volatile and our shares may suffer a decline in value.
•Our existing stockholders have significant control of our management and affairs.

PART I
Item 1. Business
Overview
Seagen is a biotechnology company that develops and commercializes targeted therapies to treat cancer. We are commercializing ADCETRIS®, or brentuximab vedotin, for the treatment of certain CD30-expressing lymphomas, PADCEV®, or enfortumab vedotin-ejfv, for the treatment of certain metastatic urothelial cancers, and TUKYSA®, or tucatinib, for treatment of certain metastatic HER2-positive breast cancers. We are also advancing a pipeline of novel therapies for solid tumors and blood-related cancers designed to address unmet medical needs and improve treatment outcomes for patients. Many of our programs, including ADCETRIS and PADCEV, are based on our antibody-drug conjugate, or ADC, technology that utilizes the targeting ability of monoclonal antibodies to deliver cell-killing agents directly to cancer cells. In October 2020, we changed our corporate name from Seattle Genetics, Inc. to Seagen Inc., reflecting the global expansion of our operations.
Our strategy is to become a leading global oncology company developing and marketing targeted therapies for cancer. Key elements of our strategy are to maximize the potential of our approved medicines through successful commercial execution, expand the number of patients eligible to receive our medicines by securing approvals of our commercial products in other countries, conduct clinical trials designed to support additional labels for our products, and develop new first-in-class or best-in-class medicines. We seek to commercialize our products either on our own as we expand our operations globally or through commercial partnerships. We are deploying our internal research, clinical, development, regulatory and manufacturing expertise to advance and expand our deep pipeline of drug candidates aimed at gaining new product approvals. We conduct internal research directed at identifying novel antigen targets, monoclonal antibodies and other targeting molecules, creating new antibody engineering techniques and developing new classes of stable linkers and cell-killing agents in support of our continued ADC innovation. In addition, we supplement these internal efforts by acquiring or in-licensing products, product candidates and technologies from biotechnology and pharmaceutical companies and academic institutions.
COVID-19
We are continuing to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important medicines to patients as rapidly as possible.
We continue to maintain measures designed to protect the health and safety of our workforce and to reduce the transmission of COVID-19, including a mandatory work-from-home policy for employees who can perform their jobs offsite. We are continuing essential research, manufacturing, and laboratory activities on site and maintain a number of additional precautionary measures designed to protect these onsite employees, such as temperature checks, screening protocols, masks, social distancing, contact tracing and making testing available. In the conduct of our business activities, we are also taking actions designed to protect the safety of patients and healthcare professionals. Among other actions, our field-based personnel have paused most in-person customer interactions in healthcare settings and have been using primarily electronic communications to support healthcare professionals and patients. They are engaging in limited in-person interactions where state and local laws and regulations allow, the institution or office is accepting in-person interactions and our field-based personnel are comfortable engaging in-person with healthcare providers. See also “—Human Capital Resources—COVID-19” below. We believe that the measures we have implemented are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor conditions and related guidance from governmental authorities and adjust our activities as appropriate. For information regarding the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Outlook” in Part II Item 7 of this Annual Report on Form 10-K.

Our Medicines
Our approved medicines include the following:

Product*	Therapeutic Area	U.S. Approved Indication
	Hodgkin Lymphoma	Previously untreated Stage III/IV classical Hodgkin lymphoma, or cHL, in combination with doxorubicin, vinblastine and dacarbazine
cHL at high risk of relapse or progression as post-autologous hematopoietic stem cell transplantation, or auto-HSCT, consolidation
cHL after failure of auto-HSCT or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not auto-HSCT candidates
	T-cell Lymphoma	Previously untreated sALCL or other CD30-expressing PTCL, including angioimmunoblastic T-cell lymphoma and PTCL not otherwise specified, in combination with cyclophosphamide, doxorubicin and prednisone
sALCL after failure of at least one prior multi-agent chemotherapy regimen
Primary cutaneous anaplastic large cell lymphoma, or pcALCL, or CD30-expressing mycosis fungoides who have received prior systemic therapy
Urothelial Cancer
Locally advanced or metastatic urothelial cancer who have previously received a PD-1 or PD-L1 inhibitor and a platinum-containing chemotherapy before (neoadjuvant) or after (adjuvant) surgery in a locally advanced or metastatic setting.

Breast Cancer
In combination with trastuzumab and capecitabine for the treatment of adult patients with advanced unresectable or metastatic HER2-positive breast cancer, including patients with brain metastases, who have received one or more prior anti-HER2-based regimens in the metastatic setting.

•*ADCETRIS, PADCEV and TUKYSA are only indicated for adults.

ADCETRIS®
ADCETRIS is an ADC targeting CD30, which is a protein located on the surface of cells and highly expressed in Hodgkin lymphoma, certain T-cell lymphomas as well as other cancers. ADCETRIS first received approval in an initial indication by the U.S. Food and Drug Administration, or FDA, in 2011 and has since been approved in a total of six indications to treat Hodgkin lymphoma and T-cell lymphomas in various settings including as frontline therapy.
Prior to the approval of ADCETRIS, the standard of care frontline therapy for patients with Hodgkin lymphoma and PTCL has seen limited improvement over the last few decades. Additionally, chemotherapy regimens have substantial associated toxicities and a significant number of lymphoma patients relapse and require additional treatments including other chemotherapy regimens and autologous stem cell transplant, or ASCT. Beyond our current labeled indications, we are evaluating ADCETRIS in several clinical trials to potentially broaden its use.
ADCETRIS is commercially available in more than 75 countries worldwide. We commercialize ADCETRIS in the U.S. and its territories and in Canada, and we collaborate with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Takeda has commercial rights in the rest of the world and pays us a royalty. Takeda has received regulatory approvals for ADCETRIS as monotherapy or in combination with agents in various settings for the treatment of patients with Hodgkin lymphoma or CD30-positive T-cell lymphomas in Europe and many countries throughout the rest of the world and is pursuing additional regulatory approvals.
PADCEV®
PADCEV is an ADC targeting Nectin-4, a protein expressed on the surface of cells and highly expressed in bladder cancer as well as other cancers. PADCEV was granted accelerated approval by the FDA in December 2019 for the treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received a PD-1 or PD-L1 inhibitor and a platinum-containing chemotherapy before (neoadjuvant) or after (adjuvant) surgery in the locally advanced or metastatic setting. FDA approval of PADCEV was supported by data from a single-arm pivotal phase 2 clinical trial called EV-201. Continued approval may be contingent upon verification and description of clinical benefit in a required confirmatory trial. As discussed further below, Astellas and we plan to submit a supplemental BLA to the FDA based on the global phase 3 clinical trial called EV-301 as the confirmatory trial.

In the metastatic setting, several PD-1 and PD-L1 inhibitors have been approved for urothelial cancer in the past several years and are improving outcomes for some patients, yet the vast majority of patients do not benefit, or relapse, and require additional treatment options. Prior to the approval of PADCEV in the U.S. there were no approved agents in the post-platinum-based therapy and post-checkpoint inhibitor setting, representing an unmet medical need. We are conducting clinical trials in frontline metastatic disease, muscle invasive bladder cancer and in a range of other solid tumors. In addition, we are working on a development strategy in non-muscle invasive bladder cancer.
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
TUKYSA®
TUKYSA is an oral, small molecule tyrosine kinase inhibitor, or TKI, that is highly selective for HER2, a growth factor receptor overexpressed in many cancers. HER2 mediates cell growth, differentiation and survival. Tumors that over-express HER2 are generally more aggressive and historically have been associated with poor overall survival, compared with HER2-negative cancers. In April 2020, TUKYSA received approval from the FDA in combination with trastuzumab and capecitabine for the treatment of adult patients with advanced unresectable or metastatic HER2-positive breast cancer, including patients with brain metastases, who have received one or more prior anti-HER2-based regimens in the metastatic setting. FDA approval of TUKYSA was supported by data from the HER2CLIMB trial. We are conducting a broad clinical development program of TUKYSA including ongoing and planned trials in earlier lines of breast cancer and in other HER2-positive cancers.

The FDA reviewed the application for approval under the Oncology Center of Excellence's, or OCE's, Real Time Oncology Review, or RTOR, pilot program. We also participated in the Project Orbis initiative of the FDA OCE which provides a framework for concurrent submission and review of oncology products among international partners. Under this program we have received approval from the following countries participating in the FDA's Project Orbis initiative: U.S., Canada, Australia, Singapore, and Switzerland. In February 2021, the European Commission, or EC, granted marketing authorization for TUKYSA in combination with trastuzumab and capecitabine for the treatment of adult patients with HER2-positive locally advanced or metastatic breast cancer who have received at least two prior anti-HER2 treatment regimens. This approval is valid in all countries of the European Union as well as Norway, Liechtenstein, Iceland and Northern Ireland. We have also submitted a regulatory application to the U.K. Medicines and Healthcare Product Regulatory Authority, or MHRA.

We are commercializing TUKYSA in the U.S. and Canada and also expect to commercialize TUKYSA in Europe. In September 2020, we entered into a license and collaboration agreement with a subsidiary of Merck, or the TUKYSA Agreement, that granted exclusive rights to Merck & Co., Inc., or Merck, to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe. The collaboration is intended to accelerate global availability of TUKYSA.

Our Clinical Development Pipeline
The following table summarizes the key clinical trials of ADCETRIS, PADCEV, TUKYSA and our lead product candidates:

Product or Product Candidate	Tumor Type	Setting	Trial Name / Description	Development Status
ADCETRIS (brentuximab vedotin)	Diffuse large B-cell lymphoma	R/R	In combination with lenalidomide and rituximab	Phase 3*
	Hodgkin lymphoma	1L	In combination with nivolumab, doxorubicin and dacarbazine	Phase 2
	Hodgkin lymphoma or Peripheral T-cell lymphoma, unfit for chemotherapy	1L	Monotherapy	Phase 2
	Hodgkin lymphoma (pediatrics)	R/R	CheckMate 744: In combination with nivolumab[1]	Phase 2
	Peripheral T-cell lymphoma (< 10% CD30 expression)	1L	In combination with cyclophosphamide, doxorubicin and prednisone	Phase 2
	Metastatic solid tumors	R/R	In combination with pembrolizumab | post PD-1 inhibitor treatment	Phase 2
PADCEV (enfortumab vedotin-ejfv)[2]	Locally advanced or metastatic urothelial cancer	1L	EV-302: In combination with pembrolizumab vs chemotherapy alone	Phase 3*
		2L/3L	EV-301: Monotherapy | post PD(L)-1 and post platinum chemotherapy	Phase 3*
		2L	EV-201 Cohort 2: Monotherapy | post PD(L)-1, platinum naive and cisplatin ineligible	Phase 2*
		1L/2L	EV-103: Monotherapy and in combination with pembrolizumab	Phase 2*
	Muscle invasive bladder cancer	1L	EV-303/KEYNOTE-905: In combination with pembrolizumab | cisplatin-ineligible	Phase 3*
		1L	EV-304/KEYNOTE-B15: In combination with pembrolizumab | cisplatin-eligible	Phase 3*
		1L	EV-103: Monotherapy and in combination with pembrolizumab	Phase 2
	Locally advanced or metastatic solid tumors	R/R	EV-202: Monotherapy	Phase 2
TUKYSA (tucatinib)	HER2+ metastatic breast cancer	1L/2L	HER2CLIMB-02: In combination with T-DM1	Phase 3*
	High risk HER2+ breast cancer	ADJ	COMPASSHER2 RD5: In combination with T-DM1	Phase 3*
	HER2+ metastatic breast cancer		HER2CLIMB-04: In combination with trastuzumab deruxtecan	Phase 2
	HER2+ metastatic colorectal cancer	R/R	MOUNTAINEER: In combination with trastuzumab	Phase 2*
	HER2+ gastroesophogeal cancer	2L	MOUNTAINEER-02: In combination trastuzumab, ramucirumab and chemotherapy	Phase 2*
	Metastatic solid tumors HER2 alterations		In combination trastuzumab with or without fulvestrant	Phase 2
	HER2+ gastric cancer	1L	In combination with trastuzumab and oxaliplatin	Phase 1
Tisotumab Vedotin[3]	Recurrent/metastatic cervical cancer	2L/3L	innovaTV 301: Monotherapy	Phase 3*
		2L/3L	innovaTV 204: Monotherapy	Phase 2*
		1L/2L	innovaTV 205: In combination with other ant-cancer agents	Phase 1/2
	Locally advanced solid tumors		innovaTV 206: (Japan only)	Phase 2
	Metastatic solid tumors	R/R	innovaTV 207: Monotherapy	Phase 2
	Platinum-resistant ovarian cancer	2L	innovaTV 208: Monotherapy	Phase 2
Ladiratuzumab Vedotin[4]	Metastatic triple-negative breast cancer	1L	In combination with pembrolizumab	Phase 2
	Metastatic solid tumors	R/R	Monotherapy	Phase 2
	Metastatic breast cancer (HR+/HER2-)	R/R	In combination with trastuzumab	Phase 2
1L: front/first-line 2L:second-line R/R:relapsed or refractory ADJ = adjuvant * indicates registrational intent
1.Clinical collaboration with Bristol-Myers Squibb
2. 50:50 co-development and commercial collaboration with Astellas
3. 50:50 co-development and commercial collaboration with Genmab
4. 50:50 co-development and commercial collaboration with Merck
5.Conducted in collaboration with Alliance for Clinical Trials in Oncology and National Cancer Institute (NCI)

Clinical Development Status
ADCETRIS (brentuximab vedotin)
Beyond our current labeled indications, we are evaluating ADCETRIS as monotherapy and in combination with other agents in ongoing trials which include several potential registration-enabling trials. In addition to our corporate-sponsored trials there are numerous investigator-sponsored trials of ADCETRIS in the United States. The investigator-sponsored trials include the use of ADCETRIS in a number of malignant hematologic indications and in solid tumors.
As previously reported, the phase 3 ECHELON-1 trial achieved its primary endpoint with the combination of ADCETRIS plus AVD (Adriamycin [doxorubicin], vinblastine and dacarbazine) resulting in a statistically significant improvement in modified PFS compared to the control arm of ABVD, which includes bleomycin, in patients with Stage III and IV frontline classical Hodgkin lymphoma. Also previously reported, the phase 3 ECHELON-2 trial met its primary endpoint with the combination of ADCETRIS plus CHP (cyclophosphamide, Adriamycin [doxorubicin], vincristine, prednisone) resulting in a statistically significant improvement in PFS versus the control arm of CHOP in patients with CD30-expressing PTCL. In December 2020, five-year updates from the ECHELON-1 and ECHELON-2 clinical trials were presented at the 62nd American Society of Hematology annual meeting in December 2020. The five-year update of the ECHELON-1 clinical trial shows treatment with ADCETRIS in combination with AVD chemotherapy results in superior long-term outcomes when compared to ABVD. Additionally, the ECHELON-2 clinical trial continues to demonstrate significant durable improvement in progression-free survival and overall survival of ADCETRIS plus CHP when compared to CHOP.
PADCEV (enfortumab vedotin-ejfv)
In collaboration with Astellas we are conducting or planning to conduct clinical trials across the spectrum of bladder cancer including ongoing trials in frontline metastatic urothelial cancer and muscle invasive bladder cancer. We are planning a development strategy for non-muscle invasive bladder cancer as well. In addition, we are conducting a trial in a range of other solid tumors.
In September 2020, we announced that the global phase 3 clinical trial called EV-301, which compared PADCEV to chemotherapy in adult patients with locally advanced or metastatic urothelial cancer who were previously treated with platinum-based chemotherapy and a PD-1/L1 inhibitor, met its primary endpoint of overall survival, or OS, compared to chemotherapy. For patients in the PADCEV arm of the trial, rash, fatigue, and decreased neutrophil count were the most frequent Grade 3 or greater treatment-related adverse events occurring in more than 5 percent of patients. Astellas and we plan to submit a supplemental BLA based on the EV-301 results to the FDA as the confirmatory trial following PADCEV's accelerated approval in December 2019. EV-301 is also intended to support global regulatory submissions.
In October 2020, we announced positive topline results from the second cohort of patients in the pivotal phase 2 EV-201 trial. The cohort is evaluating PADCEV for patients with locally advanced or metastatic urothelial cancer who have been previously treated with a PD-1/L1 inhibitor and have not received a platinum-containing chemotherapy and are ineligible for cisplatin. We plan to submit a supplemental BLA to the FDA based on the results which is intended to support an indication in this setting.
PADCEV is also being investigated in frontline metastatic urothelial cancer and earlier stages of bladder cancer. We and Astellas are conducting a phase 1b/2 clinical trial, called EV-103, that is a multi-cohort, open-label trial of PADCEV alone or in combination with the anti-PD-1 therapy pembrolizumab. The trial is evaluating safety, tolerability and activity in locally advanced and first- and second-line metastatic urothelial cancer, and was expanded to include muscle invasive bladder cancer, or MIBC. In February 2020, updated results from the trial in patients with previously untreated locally advanced or metastatic urothelial cancer who were ineligible for treatment with cisplatin-based chemotherapy were presented at the 2020 Genitourinary Cancers Symposium.

In February 2020, based on the positive initial results of the EV-103 trial, the FDA granted Breakthrough Therapy designation for PADCEV in combination with pembrolizumab for the treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting. In April 2020, we announced that based on discussions with the FDA, data from the randomized cohort K in the EV-103 trial, along with other data from the EV-103 trial, could potentially support registration under the FDA's accelerated approval pathway. The primary outcome measures are objective response rate and duration of response. We expect to complete enrollment in cohort K by the end of 2021.
In addition to the potential accelerated approval pathway based on the EV-103 trial, we are conducting a global, registrational phase 3 trial, called EV-302, in frontline metastatic urothelial cancer in collaboration with Astellas and a subsidiary of Merck & Co., Inc., or Merck. We, Astellas and Merck are jointly funding EV-302 and the trial is being led by us. EV-302 is an open-label, randomized phase 3 clinical trial evaluating the combination of PADCEV and pembrolizumab versus chemotherapy alone in patients with previously untreated locally advanced or metastatic urothelial cancer. The trial includes metastatic urothelial cancer patients who are either eligible or ineligible for cisplatin-based chemotherapy. The trial has dual primary endpoints of progression-free survival and overall survival and is intended to support global regulatory submissions and potentially serve as a confirmatory trial if accelerated approval is granted based on EV-103.
In April 2020, we and Astellas entered into an agreement with Merck to evaluate PADCEV in MIBC. Merck has amended its ongoing phase 3 KEYNOTE-905/EV-303 registrational trial in cisplatin-ineligible patients with MIBC to include an arm evaluating PADCEV in combination with pembrolizumab. In October 2020, we and Astellas entered into an agreement with Merck to evaluate PADCEV in combination with pembrolizumab in a phase 3 trial, called KEYNOTE-B15/EV-304, to be conducted by Merck in cisplatin-eligible patients with MIBC which was initiated in the first quarter of 2021.
In January 2020, we and Astellas also initiated a phase 2 clinical trial, called EV-202, to evaluate PADCEV monotherapy in solid tumors that have high-levels of Nectin-4 expression, including non-small cell lung, head and neck, gastric/esophageal and breast cancers. In March 2020, the first patient was dosed in the trial.
Since the launch of PADCEV we have continued to monitor product safety in clinical trials and in the post marketing setting. Nectin-4, which PADCEV targets, is expressed in the skin, and rash is a common adverse event associated with PADCEV use, but is generally mild and reversible. Severe rashes, however, do occur and are described in the current U.S. prescribing information. Severe cutaneous adverse reactions including fatal cases of Stevens Johnson Syndrome and toxic epidermal necrolysis have occurred in patients treated with PADCEV in the post marketing setting and during clinical trials. We have communicated the occurrence of these rare events via a letter together with updated recommendations to health care providers who may treat patients with urothelial cancer. We are working with the FDA regarding updates to the U.S. prescribing information to reflect these events. The overall benefit-risk balance remains favorable for the use of PADCEV in its approved indication.
TUKYSA (tucatinib)
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
We are supporting a U.S. cooperative group that is conducting a phase 3 randomized trial, called CompassHER2 RD, which is evaluating TUKYSA in combination with T-DM1 in the adjuvant setting for patients with high-risk, HER2-positive breast cancer.
We are also conducting a phase 2 trial, called HER2CLIMB-04, evaluating TUKYSA in combination with trastuzumab deruxtecan in previously treated locally-advanced or metastatic HER2-positive breast cancer.

We are conducting a phase 2 trial, called MOUNTAINEER, evaluating TUKYSA in combination with trastuzumab in patients with HER2-positive, RAS wild-type metastatic colorectal cancer after treatment with first- and second-line standard-of-care therapies. Initial results from 23 patients were presented at the ESMO 2019 Congress that demonstrated encouraging antitumor activity. We believe the trial could potentially support an application for accelerated approval in the U.S.
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
Tisotumab Vedotin
In collaboration with Genmab we are developing tisotumab vedotin for metastatic cervical cancer and are evaluating it for other solid tumors.
We and Genmab are conducting a pivotal phase 2 trial, called innovaTV 204, evaluating single-agent tisotumab vedotin for patients with recurrent and/or metastatic cervical cancer who have relapsed or progressed after standard of care treatment. In September 2020, data from the innovaTV 204 trial were presented at the European Society for Medical Oncology, or ESMO, Virtual Congress 2020. Results from the trial showed a 24 percent confirmed objective response rate, or ORR, by independent central review with a median duration of response, or DOR, of 8.3 months. The most common treatment-related adverse events (greater than or equal to 20 percent) included alopecia, epistaxis (nose bleeds), nausea, conjunctivitis, fatigue and dry eye. In February 2021, we submitted a BLA to the FDA seeking accelerated approval for recurrent or metastatic cervical cancer who have relapsed or progressed on or after prior treatment.
In January 2021, we and Genmab initiated a phase 3 clinical trial, called innovaTV 301, to evaluate tisotumab vedotin compared to chemotherapy in patients with recurrent or metastatic cervical cancer who have received one or two prior lines of therapy. innovaTV 301 is intended to support global regulatory applications for potential approvals in regions where innovaTV 204 does not support approval and to potentially serve as a confirmatory trial in the U.S. if we are able to obtain accelerated approval based on the tisotumab vedotin BLA submission.
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
Ladiratuzumab Vedotin
We are developing ladiratuzumab vedotin, or LV, an ADC targeting LIV-1, which is currently being evaluated in phase 1 and phase 2 clinical trials both as monotherapy and in combination with other agents for patients with metastatic breast cancer and select solid tumors with high LIV-1 expression. In September 2020, we and a subsidiary of Merck entered into a license and collaboration agreement, or the LV Agreement, under which the companies will jointly develop and share future costs and profits worldwide for LV.
Other clinical and early-stage product candidates
We are advancing a pipeline of early-stage clinical candidates as well as multiple preclinical and research-stage programs that employ our proprietary technologies. We advanced several product candidates into clinical development in 2020 and we plan to submit additional IND applications to the FDA in 2021.
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

A key component of our ADCs are the linkers that attach the cell-killing agent to the monoclonal antibody. The drug linkers are designed to deliver the cytotoxic agent to tumors by virtue of the monoclonal antibody binding to the intended cell surface receptor on the target cell. The cytotoxic agent is released when the ADC internalizes within the target cell, resulting in cell killing. This targeted delivery of the cell-killing agent is intended to maximize delivery of the cytotoxic agent to targeted cells while minimizing toxicity to normal tissues. Our most advanced ADCs, including ADCETRIS, PADCEV, tisotumab vedotin and LV, use our proprietary auristatin-based ADC technology. Auristatins are microtubule disrupting agents. In contrast to natural products that are often more difficult to produce and link to antibodies, the cytotoxic drugs used in our ADCs are synthetically produced and are readily scalable for manufacturing. This technology is also the basis of our ADC collaborations. We own or hold exclusive or partially-exclusive licenses to multiple issued patents and patent applications covering our ADC technology. We continue to evaluate new linkers, antibody formats and cell-killing agents for use in our ADC programs.
Our Sugar-Engineered Antibody (SEA) Technology
Our proprietary SEA technology is a method to selectively reduce fucose incorporation in monoclonal antibodies as they are produced in cell line-based manufacturing. Our preclinical data show that this results in increased binding to innate immune effector cells and enhanced potency in antibody dependent cellular cytotoxicity, or ADCC, in tumor cells. We believe this enhancement in ADCC activity may provide improved anti-tumor activity. Our SEA technology is a novel approach to modify the activity of monoclonal antibodies that is complementary to our ADC technology.
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
We have several product candidates that are being evaluated in phase 1 clinical trials that utilize our SEA technology including SEA-CD40, SEA-TGT, SEA-BCMA and SEA-CD70. These agents are targeted at a variety of cancer types.
Other Technologies
In addition, we utilize other technologies designed to maximize antitumor activity and reduce toxicity of antibody-based therapies. Genetic engineering enables us to produce antibodies that are optimized for their intended uses. For ADCs, we screen and select antibodies that bind to antigens that are differentially expressed on tumor cells versus vital normal tissues, rapidly internalized within target cells and have potent anti-tumor activity in preclinical models. For our SEA technology we produce antibodies that demonstrate potent anti-tumor activities by virtue of ADCC, or through additional immune stimulatory mechanisms that are triggered by the enhanced binding potency to innate immune cells. Our ADCs utilize native or engineered conjugation sites to optimize drug attachment. In some cases, we evaluate the use of our monoclonal antibodies and ADCs in combination with conventional chemotherapy and other anticancer agents, which may result in increased antitumor activity.
Research Programs
In addition to our pipeline of current product candidates and technologies, we have internal research programs directed toward developing new classes of potent anti-tumor and immune stimulatory agents and new ADC linkers, the identification of novel drug targets and monoclonal antibodies, and advancing our antibody engineering initiatives.
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
New Drug Linkers. We are conducting research with the intent to develop new ADC linkers that are designed to provide the appropriate stability in the bloodstream and drug release characteristics to effectively target cancer cells and improved cancer cell selectivity and tolerability.

Novel Monoclonal Antibodies and Antigen Targets. We are actively engaged in internal efforts to identify and develop monoclonal antibodies, and other therapeutic molecules, to target tumor antigens and important tumor or immune pathways. For ADCs, we focus on drug targets that are highly expressed on the surface of cancer cells that have the appropriate expression, distribution and internalization properties that make them desirable as monoclonal antibody or ADC targets. We may then create and screen panels of cancer-reactive monoclonal antibodies in our laboratories to identify those with the desired specificity and optimized drug delivery properties. Additionally, we identify targets that play key roles in anti-tumor innate or adaptive immune responses and identify antibodies and other therapeutic molecules to stimulate an anti-tumor immune response. We supplement these internal efforts by evaluating opportunities to in-license targets and antibodies from academic groups and other biotechnology and pharmaceutical companies, such as our ongoing collaborations with Astellas and Genmab.
Antibody Engineering. We have substantial internal expertise in antibody engineering including humanization, binding affinity optimization, enhancement of immunological function by blocking fucosylation, as well as engineering antibodies to improve drug linkage sites for use with our ADC technology. By modifying the number and type of drug-linkage sites found on our antibodies, we believe that we can improve ADC drug properties and the cost-effectiveness of our manufacturing processes for conjugation of ADCs.
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
As of December 31, 2020, we had achieved milestone payments totaling $157.5 million related to regulatory and commercial progress by Takeda. As of December 31, 2020, total future potential development and regulatory milestone payments to us under this collaboration could total $77.0 million. In addition, we recognize royalty revenues, where royalties are based on a percentage of Takeda's net sales of ADCETRIS in its licensed territories, with percentages ranging from the mid-teens to the mid-twenties based on annual net sales tiers, and sales-based milestones. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS, which is included in royalty revenues.
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
Astellas or its affiliates are responsible for overseeing the manufacturing supply chain for PADCEV for development and commercial use. However, we are responsible for packaging and labeling in countries in which we sell PADCEV. In addition, we are responsible for establishing a second source supply chain, whether through internal or third party sources.
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
Merck TUKYSA Collaboration
In September 2020, we entered into the TUKYSA Agreement with Merck. Under the TUKYSA Agreement, we granted Merck exclusive rights to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe. Merck is responsible for marketing applications for approval in its territory, supported by the positive results from the HER2CLIMB clinical trial. We retained commercial rights in, and will record sales in, the U.S., Canada and Europe. Merck also agreed to co-fund a portion of the TUKYSA global development plan, which encompasses several ongoing and planned trials across HER2-positive cancers. We will continue to lead ongoing TUKYSA global development operational execution. Merck will solely fund and conduct country-specific clinical trials necessary to support anticipated regulatory applications in its territories. Under the TUKYSA Agreement, we are responsible for supplying Merck with TUKYSA for the purpose of clinical development and commercialization. We received an upfront cash payment from Merck of $125.0 million and also received $85.0 million in prepaid research and development funding to be applied to Merck’s global development cost sharing obligations. We are eligible to receive progress-dependent milestone payments of up to $65.0 million, and are entitled to receive tiered royalties on sales of TUKYSA by Merck that begin in the low twenty percent range and escalate based sales volume by Merck in its territory. We owe Array Biopharma Inc., or Array, an affiliate of Pfizer, a portion of any non-royalty payments received from sublicensing TUKYSA rights, as well as a low double-digit royalty based on net sales of TUKYSA by us, and will owe a single-digit royalty based on net sales of TUKYSA by Merck in its territories.

Genmab Tisotumab Vedotin Collaboration
We have a collaboration agreement with Genmab to develop and commercialize ADCs targeting tissue factor, under which we previously exercised a co-development option for tisotumab vedotin. Under this collaboration, we and Genmab are co-funding all development costs for tisotumab vedotin. In February 2021, we submitted a BLA for tisotumab vedotin to the FDA seeking accelerated approval for the treatment of patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy.
In October 2020, we and Genmab entered into a joint commercialization agreement to govern the global commercialization of tisotumab vedotin:
•In the U.S., we and Genmab will co-promote tisotumab vedotin. We will record sales of tisotumab vedotin in the U.S. and will be responsible for leading U.S. distribution activities. The companies will each hire and maintain 50% of the sales representatives and medical science liaisons, equally share those and certain other costs associated with commercializing tisotumab vedotin in the U.S., and equally share in any profits realized in the U.S.
•Outside the U.S., we have commercialization rights in the rest of the world except for Japan, where Genmab has commercialization rights. In Europe, China, and Japan, we and Genmab will equally share 50% of the costs associated with commercializing tisotumab vedotin as well as any profits realized in these markets. In markets outside the U.S. other than Europe, China, and Japan, aside from certain costs enumerated in the agreement, we will be solely responsible for all costs associated with commercializing tisotumab vedotin, and will pay Genmab a royalty based on a percentage of aggregate net sales ranging from the mid-teens to mid-twenties.
We currently rely on Genmab for the supply of tisotumab vedotin. However, in connection with the joint commercialization agreement, we will be responsible for overseeing the clinical and any commercial manufacturing of tisotumab vedotin following a transition period. Either party may terminate the collaboration agreement or the joint commercialization agreement if the other party becomes insolvent or materially breaches the applicable agreement and such breach remains uncured. In addition, either party may terminate the collaboration agreement if such party’s patent rights subject to the agreement are challenged by the other party or its sublicensees. Either party may also opt out of co-development and profit-sharing under the collaboration agreement in return for receiving milestones and royalties from the continuing party. The opt out provisions of the collaboration agreement may also be applied to the joint commercialization agreement. In addition, Genmab may elect to opt out of co-promotion of tisotumab vedotin in the United States by providing us with prior written notice.
Merck LV Collaboration
In September 2020, we entered into the LV Agreement with Merck. Under the terms of the LV Agreement, we granted Merck a co-exclusive worldwide development and commercialization license for LV and agreed to jointly develop and commercialize LV on a worldwide basis. We received an upfront cash payment of $600.0 million, and we are eligible to receive up to $850.0 million in milestone payments upon the initiation of certain clinical trials and regulatory approval in certain major markets, and up to an additional $1.75 billion in milestone payments upon the achievement of specified annual global net sales thresholds. Each company is responsible for 50% of global costs to develop and commercialize LV and will receive 50% of potential future profits. We will lead regulatory and distribution activities, and will record sales, in the United States and Canada. Merck will lead regulatory activities in Europe, and we will lead distribution activities and record sales in Europe. We and Merck will co-commercialize LV in the United States and Europe. Merck will lead regulatory, promotion and distribution activities, and will record sales, in countries outside of the United States, Canada and Europe.
The LV Agreement will remain in effect, unless earlier terminated, until LV is no longer being developed or commercialized under the LV Agreement. The LV Agreement also contains customary provisions for termination by Merck for convenience, and by either party, including in the event of breach of the LV Agreement, subject to cure, or upon a challenge of such party’s licensed patents or upon the other party’s bankruptcy, subject, in each case, to customary reversion rights.

In connection with the LV Agreement, we entered into a stock purchase agreement with Merck in September 2020, referred to as the Purchase Agreement, pursuant to which we agreed to issue and sell, and Merck agreed to purchase 5,000,000 newly-issued shares of our common stock, at a purchase price of $200 per share, for an aggregate purchase price of $1.0 billion. We closed the transactions contemplated by the Purchase Agreement on October 27, 2020 following the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
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
In 2019, Genentech received accelerated approval from the FDA for PolivyTM (polatuzumab vedotin-piic), an ADC that uses our technology, to treat patients with relapsed or refractory diffuse large B-cell lymphoma. In August 2020, GlaxoSmithKline plc, or GSK, received accelerated approval from the FDA and conditional marketing authorization from the EC for Blenrep™ (belantamab mafodotin-blmf), an ADC developed by GSK that uses our technology, for treatment of patients with relapsed or refractory multiple myeloma who have received at least four prior therapies including an anti-CD38 monoclonal antibody, a proteasome inhibitor and an immunomodulatory agent. Under our ADC license agreements with Genentech and GSK, these events triggered milestone payments to us and we are also entitled receive royalties on net sales of Polivy and Blenrep worldwide. The product candidates being developed under our other ADC license agreements are at various stages of clinical and preclinical development. Our ability to generate meaningful future revenues from our other ADC license agreements will largely depend on products that incorporate our technologies entering late-stage clinical development, and receiving marketing approval from the FDA and subsequently being commercialized, if any.
In-license Agreements
We have in-licensed antibodies, targets and enabling technologies from pharmaceutical and biotechnology companies and academic institutions for use in our pipeline programs and ADC technology, including the following:
•Bristol-Myers Squibb License. In 1998, we obtained rights to some of our technologies and product candidates, portions of which are exclusive, through a license agreement with BMS. Through this license, we secured rights to use various targeting technologies. Under the terms of the license agreement, we are required to pay royalties in the low single digits on net sales of products, including ADCETRIS, which incorporate various technologies owned by BMS. Our obligation to pay royalties on ADCETRIS under the agreement expires in August 2021. The term of the license agreement expires on a country-by-country and product-by-product basis upon the later of the expiration of the last valid claim covering the applicable product within that country or either ten or twelve years depending on the particular patents applicable to the product after the first commercial sale of the applicable product within that country. We and BMS each have the right to terminate the license agreement prior to its expiration for insolvency or material breach, subject to cure and dispute resolution provisions. In addition, the license agreement will terminate automatically in the event that we fail to maintain certain required insurance.

•University of Miami License. In 1999, we entered into an exclusive license agreement with the University of Miami, Florida, covering an anti-CD30 monoclonal antibody that is the basis for the antibody component of ADCETRIS. Under the terms of this license, we made an upfront payment and progress-dependent milestone payments. We are required to pay annual maintenance fees and royalties in the low single digits on net sales of products, including ADCETRIS, incorporating technology licensed from the University of Miami. The term of the license agreement expires ten years after the first commercial sale of ADCETRIS or on August 21, 2021, upon which we will have in perpetuity a fully paid-up, royalty free, nonexclusive, sublicensable license. We and the University of Miami each have the right to terminate the license agreement prior to its expiration for insolvency or material breach, subject to cure provisions.
•Array BioPharma, Inc. We are a party to a license agreement with Array, which was acquired by Pfizer in July 2019. Pursuant to the license agreement, Array has granted us an exclusive license to develop, manufacture and commercialize TUKYSA. We will pay Array a portion of any non-royalty payments received from sublicensing TUKSYA rights, including non-royalty payments received from Merck pursuant to the TUKYSA Agreement. Array is also entitled to receive a low double-digit royalty based on net sales of TUKYSA by us and a single-digit royalty based on any net sales of TUKYSA by our sublicensees, including Merck. The term of the license agreement expires on a country-by-country basis upon the later of the expiration of the last valid claim covering TUKYSA within that country or 10 years after the first commercial sale of TUKYSA within that country. We and Array each have the right to terminate the license agreement prior to its expiration for insolvency or material breach, subject to cure and dispute resolution provisions.
•Other Licenses. Under the terms of in-license agreements related to our pipeline programs, we would potentially owe development, regulatory, and sales-based milestones, and royalties on net sales of certain approved products.

Patents and Proprietary Technology
Our owned and licensed patents and patent applications are directed to ADCETRIS, PADCEV, TUKYSA, our product candidates, monoclonal antibodies, our ADC and SEA technologies and other antibody-based and/or enabling technologies. We commonly seek patent claims directed to compositions of matter, including antibodies, ADCs, and drug-linkers containing highly potent cell-killing agents, as well as methods of using such compositions. When appropriate, we also seek claims to related technologies, such as methods of using certain sugar analogs utilized in our SEA technology. For each of our products and product candidates, we have filed or expect to file multiple patent applications. We maintain patents and prosecute applications worldwide for technologies that we have out-licensed, such as our ADC technology. Similarly, for partnered products and product candidates, such as ADCETRIS, PADCEV, TUKYSA, tisotumab vedotin and LV, we seek to work closely with our development partners to coordinate patent efforts, including patent application filings, prosecution, term extension, defense and enforcement. As our products and product candidates advance through research and development, we seek to diligently identify and protect new inventions, such as combination therapies, improvements to methods of manufacturing, and methods of treatment. We also work closely with our scientific personnel to identify and protect new inventions that could eventually add to our development pipeline.
We own or have rights to the following patents relating to our products and our pipeline (in addition to certain patents covering our early-stage product candidates):
•For ADCETRIS and our related ADC technology, we own twelve patents in the United States and Europe that will expire between 2021 and 2031.
•For PADCEV and our related ADC technology, we own, co-own or have licensed rights to thirteen patents in the United States and Europe that will expire between 2022 and 2031. Of these patents, we own or co-own eleven patents and have licensed rights to two patents.
•For TUKYSA, we have licensed rights to nine patents in the United States and Europe that will expire between 2024 and 2033.

•For tisotumab vedotin and our related ADC technology, we own, co-own or have licensed rights to eleven patents in the United States and Europe that will expire between 2022 and 2036. Of these patents, we own or co-own five patents and have licensed rights to six patents.
•For LV and our related ADC technology, we own, co-own or have licensed rights to nine patents in the United States and Europe that will expire between 2022 and 2032. Of these patents, we own or co-own eight patents and have licensed rights to one patent.
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

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. Organizations such as pharmaceutical and biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned or licensed to us or to our collaborators. In addition, we are monitoring the progress of multiple pending patent applications of other organizations that, if granted, may require us to license or challenge their validity or enforceability in order to continue commercializing ADCETRIS, PADCEV, or TUKYSA or to commercialize our product candidates. Our challenges to patents of other organizations may not be successful, which may affect our ability to commercialize ADCETRIS, PADCEV, TUKYSA or our product candidates. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our or our collaborators’ ability to make, use or sell ADCETRIS, PADCEV, TUKYSA or any other products or product candidates.
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
Product development and approval within this regulatory framework is uncertain, can take many years and requires the expenditure of substantial resources. The necessary steps before a new biopharmaceutical product may be sold in the United States ordinarily include:
•preclinical in vitro and in vivo tests, some of which must comply with Good Laboratory Practices, or GLP;
•submission to the FDA of an IND which must become effective before clinical trials may commence, and which must be updated periodically as new information is obtained and at least annually with a report on development;
•development of a drug formulation and manufacture of the drug for clinical trials, and commercial sale, if approved;
•completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;
•submission to the FDA of a BLA or NDA which must be accompanied by a substantial user fee unless the fee is waived;

•FDA pre-approval inspection of manufacturing facilities for current Good Manufacturing Practices, or GMP, compliance and FDA inspection of select clinical trial sites and/or trial sponsors for Good Clinical Practice, or GCP, compliance; and
•FDA review and approval of the BLA or NDA, which includes the product prescribing information, prior to any commercial sale.
Clinical Trials Regulation in the U.S.
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
Approval Process in the U.S.
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
Post-Approval Regulations in the U.S.
Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including manufacture, labeling, distribution, advertising, promotion, recordkeeping, annual product quality review and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion, and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA.
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
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet, and off-label promotion. While physicians may prescribe products for off-label uses, manufacturers may only promote products for the approved indications and in accordance with the provisions of the approved label. The FDA has very broad enforcement authority under the Federal Food, Drug and Cosmetic Act, and failure to abide by these regulations can result in penalties, including the issuance of a Warning Letter directing entities to correct deviations from FDA standards, and state and federal civil and criminal investigations and prosecutions.

FDA Regulation of Companion Diagnostics
Certain of our products and product candidates may rely upon in vitro companion diagnostics for use in selecting the patients that we believe will respond to our therapeutics. If safe and effective use of a therapeutic product depends on an in vitro diagnostic, the FDA generally will require approval or clearance of a reproducible, validated diagnostic test to be used with our therapeutic product at the same time that FDA approves the therapeutic product. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. The FDA’s premarket approval, or PMA, process is costly, lengthy, and uncertain. The receipt and timing of PMA approval may have a significant effect on the receipt and timing of any future commercial approvals for our products and product candidates. Human diagnostic products are subject to pervasive and ongoing regulatory obligations, including the submission of medical device reports, adherence to the Quality Systems Regulation, recordkeeping and product labeling, as enforced by the FDA and comparable state authorities.
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
Regulations Outside of the United States
In addition to regulations in the U.S., we and our collaborators are and will be subject to regulations of other countries governing clinical trials, manufacturing, distribution and commercial sales of our products. We must obtain approval by the regulatory authorities of countries outside of the U.S. before we can commence clinical trials in those countries and approval of the regulators of such countries or economic areas before we may market products in those countries or areas. For example, to commercialize TUKYSA in Europe, we will need to comply with applicable European regulations. The approval requirements and processes can vary greatly, and the time required may be longer or shorter than that required for FDA approval. Requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from place to place.
Clinical Trials Regulation in Europe
In the EU, pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the EU has been implemented through national legislation of the EU member states. Under this system, an applicant must obtain approval from the national competent authority of an EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the independent ethics committee for each site has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the individual EU member states and further detailed in applicable guidance documents. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It is anticipated that the new Clinical Trials Regulation (EU) No 536/2014 may come into effect in late 2021with a three-year transition period for some types of clinical trials. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new regulation, which will be directly applicable in all EU member states, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

Marketing Authorization Regulation in Europe
In the European Economic Area, which is comprised of the 27 member states of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a marketing authorization through one of the following procedures: centralized, mutual recognition, and decentralized. Under the centralized procedure, a single marketing authorization application is submitted to the Committee for Medicinal Products for Human Use of the European Medicines Agency, which then makes a recommendation to the EC. The EC makes the final determination on whether to approve the application. The centralized procedure is compulsory for the approval, among others, of human medicines containing a new active substance to treat cancer. The mutual recognition and decentralized procedures provide for mutual recognition of individual national approval decisions and are available for products that are not subject to the mandatory scope of the centralized procedure. The U.K., following its exit from the EU and EEA, and Switzerland conduct separate regulatory reviews of new drug applications. Until December 31st, 2022, the U.K. will also issue national approvals via “reliance route”, by recognizing the centralized EU approvals of new medicines.
For the EMA, an application designated as standard review typically lasts approximately twelve to fourteen months depending on the length of time sponsors take to address EMA questions. An accelerated assessment procedure is applicable to marketing authorization applications for medicinal products that are expected to be of major public health interest. For applications that receive accelerated assessment designation and are able to remain on this timeline, the review may last approximately seven months depending on the length of time sponsors take to address EMA questions. It is not unusual, however, for applications that receive accelerated assessment designation to revert to standard review if, for example, the EMA has determined that the significance of the questions that the company needs to address would be more appropriate under the standard review timelines. At the end of the review period, EMA will issue an opinion either in support of granting a marketing authorization (positive opinion) or recommending refusal of a marketing authorization (negative opinion). In the event of a negative opinion, the company may request a re-examination of the application. The initial marketing authorization granted in the EU is valid for five years. Once renewed, the authorization will be valid for an unlimited period, unless the national competent authority or the EC decides on justified grounds to proceed with one additional five-year renewal. The renewal of a marketing authorization is subject to a re-evaluation of the risk-benefit balance of the product by the national competent authorities or the EMA.
Post-approval Regulation in Europe
In countries where we receive regulatory approvals, we are subject to a variety of post-authorization regulations, including with respect to clinical studies, product manufacturing, advertising and promotion, distribution, and safety reporting.
Various requirements apply to the manufacturing and placing of medicinal products on the EU market. The manufacturing of medicinal products in the EU requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, or APIs, including the manufacture of APIs outside of the EU with the intention to import the APIs into the EU. Similarly, the distribution of medicinal products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU member states. Marketing authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU member states’ requirements applicable to the manufacturing of medicinal products.
The advertising and promotion of medicinal products are subject to EU member states’ laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU member states may apply to the advertising and promotion of medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our future products and impose limitations on promotional activities with health care professionals.

The holder of an EU marketing authorization for a medicinal product must also comply with the EU’s pharmacovigilance legislation, which includes requirements for conducting pharmacovigilance surveillance, or the assessment and monitoring of the safety of medicinal products. The EMA reviews periodic safety update reports submitted by marketing authorization holders. If the EMA has concerns that the risk-benefit profile of a product has changed, it can adopt an opinion advising that the existing marketing authorization for the product be amended. The agency can also require that the marketing authorization holder conducts post-authorization safety studies. Non-compliance with such obligations can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
Healthcare Regulation
U.S. federal and state healthcare laws and regulations are also applicable to our business. If we fail to comply with those laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. The healthcare laws and regulations that may affect our operations include, without limitation, anti-kickback and false claims laws, regulations prohibiting off-label promotion activities, and transparency laws regarding payments or other items of value provided to healthcare providers.
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively PPACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
The federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false claim to, or the knowing use of false statements to obtain payment from, or approval by, the federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease, or conceal an obligation to pay money to the federal government.
The FDA and other governmental authorities also actively investigate allegations of off-label promotion activities in order to enforce regulations prohibiting these types of activities. In recent years, private whistleblowers have also pursued False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of off-label promotion. If we are found to have promoted an approved product for off-label uses, we may be subject to significant liability, including significant civil and administrative financial penalties and other remedies as well as criminal penalties and other sanctions. Even when a company is not determined to have engaged in off-label promotion, the allegation from government authorities or market participants that a company has engaged in such activities could have a significant impact on the company’s sales, business and financial condition. The U.S. government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies.

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
The federal Physician Payments Sunshine Act, created under PPACA and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report information related to certain payments or other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information related to payments and other transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures,” as adjusted for inflation. Covered manufacturers are required to submit reports on aggregate payment data to the Secretary of the U.S. Department of Health and Human Services on an annual basis.
Many states have similar statutes or regulations to the above federal laws and regulations that may be broader in scope than the aforementioned federal versions and apply regardless of payor, and many of which differ from each other in significant ways and may not have the same effect, further complicating compliance efforts. Additionally, our business operations in countries outside the United States, including Canada and the EU, may subject us to additional regulation.
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations were found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and/or administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, administrative burdens, imprisonment, diminished profits and future earnings, exclusion from participation in government healthcare reimbursement programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and/or the curtailment or restructuring of our operations.

Anti-Corruption Legislation
We are also subject to numerous other laws and regulations that are not specific to the healthcare industry. For instance, the U.S. Foreign Corrupt Practices Act, or FCPA, generally prohibits paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, governmental staff members, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. In Europe, national anti-corruption laws prohibit giving, offering, or promising bribes to any person, including foreign government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. Various European anti-corruption laws have broad extraterritorial reach and therefore we may be subject to those laws even if we do not have an established entity in those countries and we may be held liable for bribes given, offered or promised to any person, including private persons, by employees and persons associated with us in order to obtain or retain business or a business advantage. As we expand our footprint and activities outside of the U.S. and Canada, our exposure to compliance risks under the FCPA and other similar laws will likewise increase.
Privacy and Security Laws
There are also numerous privacy and data protection laws to which we are currently, and/or may in the future, be subject. The U.S. federal government, individual U.S. states, EU member countries and other jurisdictions, including Switzerland and Canada, have adopted data protection laws and regulations which impose significant compliance obligations. For example, the use and international transfer of personal data collected in the EU is governed by the provisions of the EU General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR has increased our responsibility and potential liability in relation to all types of personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. Local data protection authorities can also have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states.

Moreover, one of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the EU, or the CJEU, recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the EC’s Standard Contractual Clauses, provide sufficient protection for personal data transferred from Europe to the U.S. or most other countries without analyzing each transfer and implementing supplementary measures to protect the data. Following recent recommendations from the European Data Protection Board, we are undertaking a review of personal data transfers from the EU and will assess the impact of the CJEU decision on our operations. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Where appropriate, we rely on individuals’ explicit consent to transfer their personal information from Europe to the U.S. and other countries. In addition, we rely on inter-company Standard Contractual Clauses to provide appropriate safeguards for such transfers. The EC is expected to publish new Standard Contractual Clauses soon and to give companies relying on them for transfers 12 months to adapt. Authorities in Switzerland, whose data protection laws are similar to those of the EU, also invalidated use of the Swiss-U.S. Privacy Shield. Authorities in the United Kingdom, or U.K., may similarly invalidate use of the EU-U.S. Privacy Shield. The U.K.'s departure from the EU, known as Brexit, has created additional uncertainty with regard to data protection regulation in the U.K., as it is unclear whether the U.K. and EU will be able to negotiate a mutually agreeable data protection agreement that regulates data transfers between the U.K. and EU and what impact this will have on our business. If we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or if, upon review by authorities, our existing compliance solutions are found to be insufficient, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from persons resident in Europe. The inability to import personal information from the European Economic Area, U.K. or Switzerland could restrict our clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws, interfere with our ability to hire employees in Europe and require us to increase our data processing capabilities in Europe at significant expense.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, also imposes certain requirements on certain types of individuals and entities relating to the privacy and security of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
In any event, our failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data protection, marketing or communications) to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data protection, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding privacy and data protection (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations and industry standards relating to privacy and data protection in the U.S., the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020, which have been characterized as “GDPR-like” privacy laws, and we cannot determine the impact such new laws, regulations and standards may have on our business.

Coverage and Reimbursement
Sales of ADCETRIS, PADCEV, TUKYSA and any future products depend, in significant part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. Patients who are prescribed treatment for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients and providers are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Pharmaceutical products are typically reimbursed based on FDA labeled indications, recognized compendia listings, available medical literature, evidence of favorable clinical outcomes, determination of medical necessity and cost effectiveness.
Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our product candidates is individual to each insurer, can vary based on provider contract, and will be affected by state and federal laws providing for reimbursement formulas based on acquisition cost. Third-party payors continue to work diligently to control their spending on prescription drugs and medical service. The containment of healthcare costs has become a priority of the U.S. government and abroad, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and the governments of other countries have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net sales and negatively impact our operating results. Payors, commercial and public in the U.S. and abroad, must review the therapeutic value of our products before extending coverage under their plans to reimburse our products. If third-party payors do not find a product to be of therapeutic value, they may not cover it or, if they do, they may do so at an insufficient level of payment.
Many of the patients in the U.S. who seek treatment with ADCETRIS, PADCEV or TUKYSA may be eligible for Medicare or Medicaid benefits. The Medicare and Medicaid programs are administered by the Centers for Medicare and Medicaid Services, or CMS, and coverage and reimbursement for products and services under these programs are subject to changes in CMS regulations and interpretive policy determinations, in addition to statutory changes made by Congress. For example, PPACA increased the mandated Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Federal budget decisions have reduced Medicare payment rates, and future budget decisions may reduce Medicare payment rates again. In addition, as a condition of federal funds being made available to cover our products under Medicaid, we are required to participate in the Medicaid drug rebate program. The rebate amount under this program varies by quarter, and is based on pricing data we report to CMS. In addition, because we participate in the Medicaid drug rebate program, we must make ADCETRIS, PADCEV and TUKYSA available to authorized users of the Federal Supply Schedule of the General Services Administration. This requires compliance with additional laws and requirements, including offering ADCETRIS, PADCEV and TUKYSA at a reduced price to federal agencies including the United States Department of Veterans Affairs and United States Department of Defense, the Public Health Service and the Indian Health Service. We are also required to offer discounted pricing to certain eligible not for profit entities that are eligible for 340B pricing under the Public Health Services Act. Participation in these programs requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial criminal, civil and/or administrative penalties, as well as, administrative burdens and exclusion from or contract termination regarding these programs. The terms of these government programs could change in the future which may increase the discounts or rebates we are required to offer, possibly reducing the revenue derived from sales of our products to these entities.

Policies governing drug pricing vary widely from country to country. In many European countries, authorities regulate the pricing of a pharmaceutical product at launch or subsequent to launch through direct price controls such as international reference pricing. In addition, in many European countries, pharmaceutical products are funded largely by the national healthcare systems. As a result, patients are unlikely to use a pharmaceutical product that is not reimbursed by the national authorities. There can be no assurance as to the pricing and/or level of reimbursement that may be available for our products in countries with pricing and reimbursement policies in place at the national level.
Health Technology Assessment, or HTA, of pharmaceutical products is becoming an increasingly common part of the pricing and reimbursement procedures in EU member states. The HTA process, which is governed by the national laws of the applicable country, aims to measure the added value of a new health technology compared to existing ones by assessing its public health impact, therapeutic impact and economic and societal impact in the context and setting of the individual country’s national healthcare system. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost and cost-effectiveness of individual pharmaceutical products in comparison to the local standard of care, as well as their potential implications for the healthcare system. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these pharmaceutical products by the competent authorities of individual EU member states. Pursuant to Directive 2011/24/EU, a voluntary network of national authorities or bodies responsible for HTA in the individual EU member states was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization between EU member states of the criteria taken into account in the conduct of HTA and their impact on pricing and reimbursement decisions.
Healthcare Reform
PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affected the pharmaceutical industry. PPACA has, among other things, expanded and increased industry rebates for products covered under Medicaid programs and changed the coverage requirements under the Medicare Part D program. In order for a biopharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the drug pricing program under the Public Health Services Act, or PHS. The required PHS discount on a given product is calculated based on the Average Manufacturers Price, or AMP, and Medicaid rebate amounts reported by the manufacturer. PPACA expanded the types of entities eligible to receive discounted PHS pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted PHS pricing on orphan drugs when used for the orphan indication. In addition, as PHS drug pricing is determined based on AMP and Medicaid rebate data, revisions, including the AMP rule, to the Medicaid rebate formula and AMP definition described above could cause the required PHS discount to increase.
There remain judicial, executive and Congressional challenges to certain aspects of PPACA, as well as efforts to repeal or replace PPACA. While Congress has not passed comprehensive repeal legislation, the tax reform legislation signed into law on December 22, 2017 included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Based on the repeal of the individual mandate, in December 2018, a federal district court in Texas ruled that PPACA is unconstitutional. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court ruling that the individual mandate was unconstitutional and remanded the case back to the district court to determine whether the remaining provisions of PPACA are invalid as well. In March 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments in November 2020. The U.S. Supreme Court is currently reviewing the case, although it is uncertain when a decision will be made. It is also unclear how recent changes to the composition of the U.S. Supreme Court may impact its review of this case, as well as other future cases. With the change in administration, further developments with respect to PPACA are likely.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023.
As described above in "Coverage and Reimbursement", federal and state legislatures, governments in countries outside the U.S., health agencies and third-party payors continue to focus on containing the cost of health care. Legislative and regulatory changes and increasing pressure from social sources are likely to further influence the manner in which our products are priced, prescribed, purchased and reimbursed. For example, the Trump administration put forth a number of proposals aimed at containing prescription drug prices and announced several Executive Orders that sought to implement a number of his administration’s proposals. As a result of the Executive Orders issued by the Trump Administration, the FDA released a final rule, effective November 30, 2020, that cleared a path for importation of some Canadian drugs into the U.S. Biological products were excluded from the rule’s definition of “eligible prescription drug,” however TUKYSA may be subject to importation from Canada under this rule, which could negatively affect TUKYSA sales in the U.S. The Biden administration is likely to similarly pursue and implement measures aimed at reducing pharmaceutical drug pricing and containing the cost of healthcare.
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

With respect to ADCETRIS, there are several other FDA approved drugs for its approved indications. BMS’s nivolumab and Merck’s pembrolizumab are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Celgene’s romidepsin and Acrotech Biopharma's’ pralatrexate and belinostat are approved for relapsed or refractory sALCL among other T-cell lymphomas. Kyowa Kirin's mogamulizumab is approved for adult patients with relapsed or refractory mycosis fungoides or Sézary syndrome. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck is conducting a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab with ADCETRIS. An interim analysis of this clinical trial demonstrated a statistically significant improvement in progression-free survival for pembrolizumab compared with ADCETRIS, resulting in a label expansion to an earlier line of therapy, and we expect increased competition from pembrolizumab in this indication. We are also aware of multiple investigational agents currently being studied that, if successful, may compete with ADCETRIS in the future. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including auto-HSCT, allogeneic hematopoietic stem cell transplant, combination chemotherapy, clinical trials with experimental agents and single-agent regimens.
With respect to PADCEV, other treatments in pretreated metastatic urothelial cancer include checkpoint inhibitor monotherapy, generic chemotherapy and, for patients with select fibroblast growth factor receptor genetic alterations, Janssen's erdafitinib. There are other investigational agents that, if approved, could be competitive with PADCEV, such as Gilead's’ sacituzumab govitecan, which is in a pivotal phase 2 study. Treatment in frontline metastatic urothelial cancer has traditionally been treated with chemotherapy alone but is evolving to include two checkpoint inhibitor therapies for cisplatin-ineligible patients with high PD-L1 expression or patients who are ineligible for platinum therapy. Several trials of investigational agents in combination with chemotherapy or other novel agents are ongoing. Continued development of PD-(L)1 targeted therapies across early stage bladder cancer and in metastatic bladder cancer in frontline combinations with chemotherapy, in frontline maintenance with the recent approval of avelumab, and in pretreated disease, could potentially impact PADCEV usage and enrollment to PADCEV clinical trials. In addition, the competitive positioning for PADCEV will also depend on, among other things, the extent to which we and Astellas are able to obtain regulatory approvals of PADCEV in additional indications in the U.S., including in the frontline metastatic urothelial cancer setting, and in territories outside the U.S.
With respect to TUKYSA, there are multiple marketed products which target HER2, including the antibodies trastuzumab and pertuzumab and the antibody drug conjugate T-DM1. In addition, lapatinib is an EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer, and neratinib is an irreversible pan-HER kinase inhibitor indicated for extended adjuvant treatment and has been recently approved for patients who have received two or more prior anti-HER2-based regimens in the metastatic setting. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki, which was recently approved for patients who have received two or more prior anti-HER2-based regimens in the metastatic breast cancer setting and also in HER2 positive gastric cancer. Byondis has an antibody drug conjugate, SYD985, in a pivotal study in this patient population and MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, which was recently approved by the FDA.
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
Many other pharmaceutical and biotechnology companies are developing and/or marketing therapies for the same types of cancer that our product candidates are designed and being developed to treat. For example, we believe that companies including AbbVie, ADC Therapeutics, Affimed, Agios, Amgen, Astellas, Bayer, Biogen, BMS, Celgene, Daiichi Sankyo, Eisai, Genentech, GSK, Gilead, ImmunoGen, Infinity, Janssen, Karyopharm, MacroGenics, MedImmune, MEI Pharma, Merck, Novartis, Pfizer, Puma Biotech, Sanofi-Aventis, Spectrum Pharmaceuticals, Takeda, Teva, and Xencor are developing and/or marketing products or technologies that may compete with ours. In addition, our ADC collaborators may develop compounds utilizing our technology that may compete with product candidates that we are developing.

We are aware of other companies that have technologies that may be competitive with ours, including AbbVie, ADC Therapeutics, Astellas, AstraZeneca, BMS, Daiichi Sankyo, Gilead, ImmunoGen, Janssen, MedImmune, Merck, Mersana, Pfizer, Roche, Sutro and Zymeworks, all of which have ADC technology. ImmunoGen has several ADCs in development that may compete with our product candidates. ImmunoGen has also established partnerships with other pharmaceutical and biotechnology companies to allow those other companies to utilize ImmunoGen’s technology, including Sanofi-Aventis, Genentech, Novartis, Takeda and Lilly. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates.
In addition, in the U.S., the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar” or “biosimilar” to or “interchangeable” with an FDA approved biological product. This pathway allows competitors to reference the FDA’s prior approvals regarding innovative biological products and data submitted with a BLA to obtain approval of a biosimilar application twelve years after the time of approval of the innovative biological product. The twelve-year exclusivity period runs from the initial approval of the innovator product and not from approval of a new indication. In addition, the twelve-year exclusivity period does not prevent another company from independently developing a product that is highly similar to the innovative product, generating all the data necessary for a full BLA and seeking approval. Exclusivity only assures that another company cannot rely on the FDA’s prior approvals in approving a BLA for an innovator’s biological product to support the biosimilar product’s approval. Further, under the FDA’s current interpretation, it is possible that a biosimilar applicant could obtain approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for other indications. In the EU, the EC has granted marketing authorizations for biosimilars pursuant to a set of general and product class-specific guidelines. We are aware of many pharmaceutical and biotechnology and other companies that are actively engaged in research and development of biosimilars or interchangeable products.
It is possible that our competitors will succeed in developing technologies that are more effective than ADCETRIS, PADCEV, TUKYSA, tisotumab vedotin, or our other product candidates or that would render our technology obsolete or noncompetitive, or will succeed in developing biosimilar, interchangeable or generic products for ADCETRIS, PADCEV, TUKYSA, tisotumab vedotin or our other product candidates. We anticipate that we will continue to face increasing competition in the future as new companies enter our market and scientific developments surrounding biosimilars and other cancer therapies continue to accelerate. We cannot predict to what extent the entry of biosimilars or other competing products will impact potential future sales of ADCETRIS, PADCEV, TUKYSA, tisotumab vedotin, or our other product candidates.
With respect to our current and potential future product candidates, we believe that our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:
•advance our technology platforms;
•license additional technology;
•complete clinical trials which position our products for regulatory and commercial success;
•maintain a proprietary position in our technologies and products;
•obtain required government and other public and private approvals on a timely basis;
•attract and retain key personnel;
•commercialize effectively;
•obtain reimbursement for our products in approved indications;
•comply with applicable laws, regulations and regulatory requirements and restrictions with respect to the commercialization of our products, including with respect to any changed or increased regulatory restrictions; and
•enter into additional collaborations to advance the development and commercialization of our product candidates.

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
PADCEV
Under the terms of our collaboration and commercialization agreements with Astellas, we rely on Astellas to provide commercial and clinical supply of PADCEV. For the foreseeable future, we expect to continue to rely on Astellas and other third parties to produce, store and distribute sufficient quantities of PADCEV for commercial sale and for use in our clinical trials. We believe that the existing supplies of PADCEV and Astellas' contract manufacturing relationships will be sufficient to accommodate current commercial and clinical needs. However, we or Astellas may need to obtain additional manufacturing arrangements or increase manufacturing capability to meet potential future commercial needs with respect to PADCEV, which could require additional capital investment by us or cause us potential delays if Astellas or we encounter challenges in negotiating commercially reasonable arrangements with these manufacturers. In particular, we are responsible for establishing a second source supply chain for PADCEV, whether through internal or third party sources.

TUKYSA
With respect to TUKYSA, we rely on multiple contract manufacturers and other third parties to perform manufacturing services for us including Sterling Pharma Solutions Limited, or Sterling, for production of the starting materials for TUKYSA, Esteve Quimica, S.A., or Esteve to produce the active pharmaceutical ingredient, Hovione to complete spray drying and Corden Plankstadt to produce the tablets for TUKYSA. In 2020, we entered into commercial supply agreements with each of Sterling, Esteve Quimica and Corden, and are in the process of negotiating a commercial supply agreement with Hovione. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce and store sufficient quantities of TUKYSA. We have limited prior experience as an organization manufacturing TUKYSA and small molecule drug products generally, and we have relatively new working relationships with many of the third party manufacturers involved in TUKYSA manufacture. While we believe that the existing supplies of TUKYSA will be sufficient to accommodate current clinical and forecasted commercial needs at this time, we expect that we will need to put in place additional manufacturing arrangements or expand our current manufacturing arrangements with third-party manufacturers to meet potential future commercial needs and while we are currently negotiating those arrangements, we cannot assure you that we can enter into such arrangements on commercially reasonable terms or at all.
Sterling. We have a commercial supply agreement with Sterling to manufacture starting materials for TUKYSA. The agreement provides that we will purchase starting materials pursuant to rolling forecasts and will purchase a minimum percentage of our requirements for the starting materials from Sterling. The agreement will remain in effect until 2025, after which it will continue automatically for up to two additional years subject to termination by either party giving written notice to the other party. Either party has the right to terminate the agreement if the other party commits any breach of the agreement and does not remedy, make a bona fide attempt to remedy or enter into negotiations to resolve, the breach after notice to do so, if capable of remedy.
Esteve Quimica. Our commercial supply agreement with Esteve provides that we will order the active pharmaceutical agreement for TUKYSA pursuant to rolling forecasts. The agreement will remain in effect until 2025, after which it will automatically renew subject to termination by us by giving written notice to Esteve. Either party has the right to terminate the agreement if the other party fails to cure a material breach.
Corden. We have a commercial supply agreement with Corden to produce TUKYSA tablets. The agreement provides that we will order pursuant to rolling forecasts and will purchase a minimum percentage of our requirements from Corden. The agreement will remain in effect until 2025, after which it will be renewed if not terminated with written notice prior to the expiration of the term. Either party has the right to terminate the agreement if the other party commits a breach and does not cure or commence and diligently continue actions to cure such default.
Product Candidates
For the clinical supply of our product candidates, we rely on multiple contract manufacturers and other third parties to perform manufacturing services for us. In 2017, we acquired a biologics manufacturing facility located in Bothell, Washington. While we use the facility to support our clinical supply needs, for the foreseeable future, we expect to continue to rely on contract manufacturers for much of the supply of our product candidates for our clinical trials. With respect to tisotumab vedotin, we currently rely on drug product supply provided by Genmab and have little control over their supply chains or the contract manufacturers Genmab utilizes. For the near-term, we expect to continue to rely on Genmab for manufacturing of clinical supplies of tisotumab vedotin. Under the commercialization agreement we entered into with Genmab in October 2020, we will be responsible for overseeing the clinical and commercial manufacturing supply chain of tisotumab vedotin following a transition period. We will need to obtain appropriate manufacturing arrangements and increase manufacturing capability to meet potential future commercial needs, and could experience potential delays if we encounter challenges in negotiating commercially reasonable arrangements with manufacturers or in transitioning oversight of the manufacturing process from Genmab to us.

Commercial Operations
We have allocated commercial resources, including sales, marketing, supply chain management and reimbursement capabilities, to commercialize ADCETRIS and TUKYSA in the U.S. and Canada, and PADCEV in the U.S. We believe the U.S. market for ADCETRIS, PADCEV, and TUKYSA in their approved indications, and Canadian market for ADCETRIS and TUKYSA in their approved indications, are addressable with a targeted sales and marketing organization. We intend to continue promoting our products in the U.S. and Canada for these and any additional indications we may obtain in the future. Takeda has commercial rights for ADCETRIS in the rest of the world. Takeda has received marketing authorizations by regulatory authorities for ADCETRIS in more than 75 countries outside North America, and Takeda continues to pursue marketing authorizations in other countries.
In the U.S., we sell ADCETRIS, PADCEV, and TUKYSA through a limited number of specialty distributors. Three of our major distributors, together with entities under their common control—AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation—each accounted for 10% or more of our total net product sales in 2020, 2019 and 2018. We also sell TUKYSA to a limited number of specialty pharmacies.
Health care providers purchase ADCETRIS, PADCEV, and TUKYSA through these specialty distributors and the product is drop shipped directly to the health care provider. ADCETRIS and PADCEV are infused products and generally shipped directly to health care providers and facilities for administration to patients. TUKYSA is an oral product ordered by prescription and typically dispensed to patients by the network specialty pharmacies, at physician in-office dispensing sites, or by hospital/Integrated Delivery Network pharmacies.
In Europe, we have allocated commercial resources, including sales, marketing, supply chain management and reimbursement capabilities, to support the anticipated TUKYSA commercial launches in Europe, subject to obtaining the required regulatory and pricing and reimbursement approvals.
Human Capital Resources
As of December 31, 2020, we had 2,092 employees. Of these employees, 1,246 were engaged in or support research, development and clinical activities, 382 were in administrative and business related positions, and 464 were in sales and marketing. We consider our employee relations to be good.
Diversity, Equity and Inclusion
We believe that fostering diversity, equity, and inclusion is a key element to discovering, developing, and bringing transformative therapies to patients with cancer. As of the end of 2020, 57% of our global workforce and 37% of our leadership (at the executive director level and above) were female. In addition, as of the end of 2020, 33% of our U.S. workforce and 36% of our U.S. leadership (at the executive director level and above) were racially or ethnically diverse. We strive to build a workforce representative of the people we serve and to nurture an inclusive culture where all voices are welcomed, heard, and respected. In 2020, we adopted additional initiatives to further build our capacity to meet our diversity, equity and inclusion goals.
Recruiting and Retention
We believe that we have been successful in attracting and retaining talented personnel to support our expanding business, though competition for personnel in our industry is intense. We monitor recruiting efforts using a variety of metrics such as internal placement rates, cycle times, cost per hire, information on the retention of business critical hires (such as medical directors and executives), and the percentage of budgeted openings filled on time and on budget. We also track voluntary and involuntary turnover rates for the company as a whole, for business-critical talent and by gender, race or ethnicity, time in role and job level.
Compensation and Benefits
We offer competitive pay and benefits designed to attract and retain exceptional talent and drive company performance. In setting appropriate compensation levels, we look at the average base pay rate for each position based on market data. At the time of our last annual compensation review, effective February 2020, for regular employees who were eligible for a pay increase, the average ratio of base pay to this market rate was 100%. We also offer an annual cash incentive program, a sales incentive program and long-term equity incentive plans designed to assist in attracting, retaining and motivating employees and promoting the creation of long-term value for stockholders.

Our standard employee benefits in the U.S. include paid and unpaid leaves, medical, dental and vision insurance coverage, a 401(k) plan, short- and long-term disability, life insurance, flexible spending accounts and an employee stock purchase plan. We also offer a variety of voluntary benefits that allow employees to select options that meet their needs, including telehealth, an employee assistance program, backup childcare, adoption assistance, a travel solution for nursing mothers, education assistance, fitness reimbursements, and wellness programs. We benchmark our benefits program against others in our industry on an annual basis. In addition, in 2020, we conducted an anonymous survey of U.S. employees focused on employee engagement and satisfaction with our total rewards programs.
Succession Planning and Leadership Development
We establish retention plans for our executives and other business-critical talent and review their total compensation and unvested equity annually. Succession, development, and retention plans for our executive officers are reviewed at the Board level. In addition, we hold company-wide talent-planning reviews both at the executive and departmental levels. To help accelerate the development of leaders across the company, we have established the Seagen Leadership Academy, a program that provides training, leadership opportunities, mentorship and support to high-potential talent at the director level and above.
COVID-19
We are continuing to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business. We have established a cross-functional COVID-19 working group, which meets periodically to discuss policies and protocols, strategic planning, business continuity, and other matters relating to the pandemic. We have made proactive efforts designed to protect the health and safety of our workforce, patients, and healthcare professionals, and to continue our business operations so we can advance our goal of bringing important medicines to patients. As part of these efforts, we instituted a mandatory work-from-home policy for employees who can perform their jobs offsite.
We are continuing essential research, manufacturing, and laboratory activities onsite and maintain a number of additional precautionary measures designed to protect our onsite employees. These measures include temperature checks, screening protocols, masks, social distancing, contact tracing, and making testing available. We also monitor the progress of our essential onsite activities for impacts relating to the COVID-19 pandemic.
Our field-based personnel have paused most in-person customer interactions in healthcare settings and have been using primarily electronic communications to support healthcare professionals and patients. They are engaging in limited in-person interactions where state and local laws and regulations allow, the institution or office is accepting in-person interactions and our field-based personnel are comfortable engaging in-person with healthcare providers.
We believe that the measures we have implemented are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor conditions and related guidance from governmental authorities and adjust our activities as appropriate.
Corporate Information
We were incorporated in Delaware on July 15, 1997, as Seattle Genetics, Inc. In October 2020, we changed our corporate name from Seattle Genetics, Inc. to Seagen Inc., reflecting the global expansion of our operations. Our principal executive offices are located at 21823 30th Drive SE, Bothell, Washington 98021. Our telephone number is (425) 527-4000, and our website address is www.seagen.com. Seagen®, ADCETRIS®, PADCEV®, and TUKYSA® are our registered trademarks in the United States. All other trademarks, tradenames and service marks included in this Annual Report on Form 10-K are the property of their respective owners.
We file electronically with the Securities and Exchange Commission, or SEC, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at www.seagen.com, free of charge, through a hyperlink on our website, copies of these reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. Information found on, or accessible through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Risks Related to Our Products, Product Candidates and Research and Development
Our success depends on our ability to effectively commercialize our products. If we and our collaborators are unable to effectively commercialize our products and to expand their utilization, our ability to generate significant revenue and our prospects for profitability will be adversely affected.
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
•new competitive therapies in ADCETRIS’ approved indications, including immuno-oncology agents such as PD-1 inhibitors (e.g., pembrolizumab and nivolumab) and other novel agents (e.g., mogamulizumab), in PADCEV’s approved indication, including antibody drug conjugates (e.g., sacituzumab govitecan) and other targeted agents (e.g., erdafitinib for patients with select fibroblast growth factor receptor, or FGFR, genetic alterations), and in TUKYSA’s approved indication, including HER2-targeting agents (e.g., fam-trastuzumab deruxtecan-nxki, neratinib, margetuximab and SYD985), have been approved by regulatory authorities or may be submitted in the near term to regulatory authorities for approval, and these competitive products could negatively impact commercial sales of ADCETRIS, PADCEV or TUKYSA, respectively;
•there may be changes to the labeling for our products, including ADCETRIS, PADCEV or TUKYSA, that further restrict how we market and sell our products, including as a result of data collected from any of the clinical trials that we and our collaborators are conducting or may in the future conduct for our products, or from investigator-sponsored studies of our products, and/or as a result of the use of our products in their approved indications;
•the estimated incidence rate of new patients or the duration of therapy in the approved indications for our products may be lower than our projections;
•there may continue to be adverse results or events reported in connection with the use of our products or product candidates, including in any of the clinical trials that we or our collaborators are conducting, or may conduct in the future, for our products or product candidates;

•the negative impacts to our commercialization efforts, and those of our collaborators, resulting from the risks and evolving effects of the COVID-19 pandemic may increase or become more severe;
•in the case of PADCEV, our joint commercialization efforts in the U.S. under our collaboration with an affiliate of Astellas Pharma Inc., or Astellas, may be unsuccessful or we may encounter challenges in joint decision making and joint execution that adversely affect PADCEV product sales;
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
In addition, the success of our product collaborations and the activities of our collaborators will significantly impact the development and commercialization of our products. We cannot control the amount and timing of resources that our collaborators dedicate to the development and commercialization of ADCETRIS, PADCEV or TUKYSA, or to their marketing and distribution. Our ability to generate royalty revenues from ADCETRIS product sales by Takeda Pharmaceutical Company Limited, or Takeda, and TUKYSA product sales by our collaborator, a subsidiary of Merck & Co., Inc., or Merck, depends on their respective abilities to obtain regulatory approvals for ADCETRIS and TUKYSA in their territories, and to achieve market acceptance of, and to otherwise effectively market, ADCETRIS and TUKYSA in their territories. Our ability to generate revenues from PADCEV product sales in the U.S. and in Astellas’ territories depends on our and Astellas’ ability to effectively jointly commercialize PADCEV in the U.S, and on Astellas’ ability to obtain regulatory approvals for, achieve market acceptance of, and otherwise effectively market, PADCEV in Astellas’ territories. Moreover, international sales of our products could be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions or barriers and changes in tariffs, global trade and political tensions, the evolving effects of the COVID-19 pandemic or otherwise.
We are closely evaluating the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates. While our field-based personnel are engaging in limited in-person interactions, they are primarily using electronic communication, such as emails, phone calls and video conferences. Many healthcare professionals that we normally call on are working a greater proportion of their working schedule from home and are facing additional demands on their time during the ongoing COVID-19 pandemic. We are experiencing increased competition for virtual appointments with healthcare professionals and a significant reduction in the number of interactions our sales personnel are having with physicians. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators, as well as physician awareness of our products. With respect to PADCEV and TUKYSA specifically, we have not launched a product using primarily virtual communication channels in the past and cannot predict the effects that this approach will ultimately have on demand for PADCEV or TUKYSA. However, we believe that the need to conduct these activities virtually is negatively impacting our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. We face a number of challenges that will limit our ability to fully resume in-person interactions for the foreseeable future, including increasing COVID-19 infection rates in many states, the potential for more severe outbreaks, the need to navigate varying restrictions for entering healthcare facilities and employee childcare obligations during virtual school sessions. In addition, the effects of the COVID-19 pandemic continue to evolve rapidly, and we may subsequently be forced to, or subsequently determine that we should, resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection or hospitalization rates or otherwise. Moreover, the long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. COVID-19 related restrictions could also present product distribution challenges as we utilize recently-initiated distribution channels for TUKYSA. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety. The evolving effects of the COVID-19 pandemic may also negatively affect our product sales due to challenges in patient access to healthcare settings, significant increases in unemployment and the resulting loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs, some or all of which appear to be affecting diagnosis rates and may affect side effect management, course of treatment and increase enrollment in our patient support programs. With respect to ADCETRIS specifically, impacts associated with the COVID-19 pandemic appear to be reducing the rate of Hodgkin lymphoma diagnoses, which appears to have contributed to the slower growth of ADCETRIS sales in 2020 as compared to 2019. In addition, we have experienced lower than expected levels of our research and development spending, in part as a result of the COVID-19 pandemic. This includes some delays in clinical trial enrollment as well as reduced travel due to the conversion of medical and scientific meetings to virtual format. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, there may be some impacts to our clinical study timelines, which, depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, could ultimately delay data availability. In addition, many of our non-essential on-site research activities are currently significantly reduced as a result of the COVID-19 pandemic, which may negatively impact the number of investigational new drug application, or IND, candidates entering our clinical pipeline in future years. The extent to which the risks and evolving effects of the COVID-19 pandemic impact our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease, including the effectiveness and timing of vaccine programs in the U.S. and worldwide.
While we anticipate that sales of ADCETRIS will increase in 2021 as compared to 2020, we have experienced and expect continued impacts associated with the COVID-19 pandemic, which appear to be reducing the rate of Hodgkin lymphoma diagnoses, and an increase in gross-to-net deductions that we believe is due to a shift in the locations where ADCETRIS is administered, which has increased the proportion of ADCETRIS sales through the federal 340B drug discount program. We expect that, going forward, our ability to maintain or continue to grow our ADCETRIS sales, if at all, will depend primarily on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in its approved indications, including in the frontline Hodgkin lymphoma indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS. Other important factors affecting our ADCETRIS sales include the incidence flow of patients eligible for treatment in ADCETRIS’ approved indications, the extent to which coverage and adequate levels of reimbursement for ADCETRIS are available from governments and other third-party payors, the impact of any healthcare reform measures that may be upheld, or adopted in the future, including measures that could result in more rigorous coverage criteria or reduce the price that we receive for ADCETRIS, increasing competition from competing therapies including pembrolizumab in multiple indications, including in the relapsed or refractory classical Hodgkin lymphoma indication, impacts resulting from the evolving effects of the COVID-19 pandemic including lower diagnosis rates, and the potential future approval of ADCETRIS in any additional indications. For these reasons, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. In addition, as a result of these and other factors, our future ADCETRIS product sales can be difficult to accurately predict from period to period.

Our ability to realize the anticipated benefits from our investment in PADCEV is subject to a number of risks and uncertainties, including our and Astellas’ ability to successfully jointly market and commercialize PADCEV in the U.S. in its approved indication, the extent to which we and Astellas are able to obtain regulatory approvals of PADCEV in additional indications in the U.S., including in the frontline metastatic urothelial cancer setting, and in territories outside the U.S., our ability and Astellas’ ability to successfully comply with rigorous post-marketing requirements, including obtaining the FDA’s agreement as to the confirmation of clinical benefit of PADCEV based on the results of the EV-301 clinical trial, the acceptance of PADCEV by the medical community and patients, the extent to which physicians make prescribing decisions with respect to PADCEV, the incidence flow of patients eligible for treatment in PADCEV’s approved indication, the duration of therapy for patients receiving PADCEV, the extent to which coverage and adequate levels of reimbursement for PADCEV are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for PADCEV, potential competition from competing therapies, the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, as a result of these and other factors, including the lack of significant historical sales data, PADCEV sales are currently difficult to predict from period to period.
Our ability to realize the anticipated benefits of our investment in TUKYSA is subject to a number of risks and uncertainties, including our and Merck’s ability to successfully launch, market and commercialize TUKYSA in our respective territories in its approved indication, the extent to which we and Merck are able to obtain regulatory and other required governmental and pricing and reimbursement approvals of TUKYSA in additional territories, the extent to which we and Merck are able to obtain regulatory approvals of TUKYSA in additional indications, including earlier lines of breast cancer and other HER2-positive cancers, the acceptance of TUKYSA by the medical community and patients, competition from other therapies, our and Merck’s ability to accurately predict and supply product demand, the extent to which coverage and reimbursement will be available from governments and other third-party payors, our capacity to effectively commercialize a product outside of the U.S., the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, as a result of these and other factors, including the lack of significant historical sales data, TUKYSA sales are currently difficult to predict from period to period.
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
Neither we nor our collaborators are permitted to market our product candidates in the U.S. or other countries until we obtain marketing approvals from the FDA and other applicable regulatory authorities, and we or our collaborators may never receive regulatory approval for the commercial sale of any of our product candidates. Likewise, we and our collaborators are required to obtain marketing approvals from applicable regulatory authorities in order to market our products in additional territories and to expand the labeled indications of use for our current products.

We have made and are continuing to make significant investments in a number of product candidates, including tisotumab vedotin and ladiratuzumab vedotin, and in seeking additional regulatory approvals for ADCETRIS, PADCEV and TUKYSA. However, obtaining marketing approval is a lengthy, expensive and uncertain process, approval is never assured, and we have limited experience in preparing and submitting the applications necessary to gain regulatory approvals. As an organization, we have limited experience applying for regulatory approvals in jurisdictions outside the U.S. and Canada. Further, the FDA and other regulatory agencies have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for our products and product candidates, including any regulatory approvals for ADCETRIS, PADCEV or TUKYSA in additional indications or in additional territories. In this regard, even if we believe the data collected from preclinical studies or clinical trials of our products and product candidates are promising, the FDA or any other regulatory authority or their respective advisors may disagree with our interpretations of this data. For example, while we submitted a regulatory application for TUKYSA to the U.K. Medicines and Healthcare Product Regulatory Authority, or MHRA, the regulatory application we submitted may not be approved in a timely manner or at all. In addition, in September 2020, we and Astellas reported that the EV-301 trial met its primary endpoint of overall survival, and, in October 2020, we and Astellas announced positive topline results from the second cohort of patients in the EV-201 trial. Although we and Astellas plan to submit a supplemental BLA to the FDA based on the EV-301 trial as the confirmatory trial following PADCEV’s accelerated approval by the FDA and the EV-301 trial is also intended to support global regulatory submissions, and although we plan to submit an sBLA based on the results of the second cohort of the EV-201 trial, regulatory authorities, including the FDA, or their advisors may disagree with our interpretation of the data from these trials. The FDA may not convert PADCEV’s accelerated approval to regular approval in the U.S., and regulatory authorities may not accept or approve any other regulatory applications for PADCEV, in a timely manner or at all. In addition, although the FDA granted Breakthrough Therapy designation to PADCEV in combination with pembrolizumab, for treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting, this Breakthrough Therapy designation does not increase the likelihood that PADCEV will receive marketing approval in this indication or will otherwise receive any additional marketing approvals. Likewise, although we reported positive results from the pivotal phase 2 innovaTV 204 trial and we and Genmab A/S, or Genmab, submitted a Biologics License Application, or BLA, to the FDA seeking accelerated approval for tisotumab vedotin based on the innovaTV 204 trial, we cannot be certain that the data from the innovaTV 204 trial will be sufficient to support accelerated approval. We cannot predict whether the BLA that we and Genmab submitted for tisotumab vedotin will be accepted or approved in a timely manner or at all. We also cannot assure you that any of our product candidates will receive any marketing approvals. In fact, it is possible that none of our product candidates will ever become commercial products. As a result, we may not realize the anticipated benefits of our investments in our product candidates.
Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our products in any additional indications or territories, or of any future approved product. Regulatory agencies also may approve a product for fewer or narrower indications than requested, or with a label that includes only subtypes of a particular indication rather than a more general disease classification. In addition, our products and product candidates could take a significantly longer time to gain new or initial regulatory approvals than we expect or may never gain new or initial regulatory approvals, which could delay or eliminate any potential product revenue from sales of our product candidates or of our products in any additional indications or territories and significantly delay or prevent us from achieving profitability. In this regard, part of our growth strategy is to continue to explore the use of ADCETRIS in different CD30-expressing lymphomas, to seek approval for PADCEV in our territories outside the U.S., and to continue to explore the use of PADCEV and TUKYSA in additional indications. However, we and/or our collaborators may be unable to obtain any regulatory approvals for the commercial sale of any of our products in any additional indications or territories in a timely manner or at all. For example, as part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. However, the FDA does not always meet its PDUFA target action dates, and if the FDA were to fail to meet its PDUFA target action date in the future for any of our future regulatory applications, the commercialization of the affected product candidate, or of the affected product in any additional indications, could be delayed or impaired. In addition, while regulatory authorities have not to date notified us of any delays in their review of our regulatory applications and we have not yet experienced any obvious delays as a result of the effects of the COVID-19 pandemic, it is possible that we could experience delays in the timing of regulatory review and/or our interactions with regulatory authorities due to reduced working hours of governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay any approval decisions with respect to our or Merck’s regulatory applications for TUKYSA outside of the U.S., or our progress in advancing our development efforts with respect to other products and product candidates. Our interactions with regulatory authorities in other jurisdictions and across multiple products and product candidates continue but we cannot rule out the possibility of negative impacts on such interactions in the future as the effects of the pandemic continue to evolve.
Even if approved for commercial sale, our ability to realize the anticipated benefits from our investments in our product candidates and our efforts to expand the labeled indications of use and territories for our current products is subject to a number of risks and uncertainties, including our and our collaborators’ ability to successfully launch, market and commercialize our products, our reliance, in the case of PADCEV and tisotumab vedotin, on Astellas and Genmab, respectively, to effectively jointly launch and commercialize PADCEV and any potential future approved tisotumab vedotin product with us, our and our collaborators’ ability to successfully comply with rigorous post-marketing requirements, including confirmation of clinical benefit of PADCEV based on the results of the Phase 3 confirmatory trial, EV-301, that we and Astellas are required to complete as a result of the accelerated approval of PADCEV by the FDA, the acceptance of our approved products by the medical community and patients, and the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. For example, although PADCEV was launched in the U.S. in December 2019 and although TUKYSA was launched in the U.S. in April 2020, the launch and commercialization of these products are at an early stage and may not be successful. In addition, the impacts of the evolving effects of the COVID-19 pandemic, including potential negative impacts of reduced cancer diagnosis rates, could limit our ability to continue to effectively launch PADCEV and TUKYSA and restrictions on in-person interactions with healthcare providers will likely negatively impact our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. If we are unable to successfully continue to launch and commercialize PADCEV jointly with Astellas in the U.S., or to successfully continue to launch and commercialize TUKYSA in the U.S., our growth prospects and our prospects for profitability would be adversely affected. Likewise, although TUKYSA received regulatory approvals in the EU and certain other countries outside the U.S. and Canada and we have submitted a regulatory application for TUKYSA to the MHRA, we have no prior experience as an organization launching or commercializing a product outside the U.S. and Canada, which could adversely affect our ability to maximize the commercial potential of TUKYSA. Further, while our TUKYSA collaboration with Merck is intended to accelerate global availability of TUKYSA, we are wholly reliant on Merck’s ability to effectively launch and commercialize TUKYSA in territories outside of the U.S., Canada and Europe, and we have limited control of Merck’s actions. In addition, in many countries, the proposed pricing for a drug must be approved before it may be lawfully marketed, and in some cases there are additional individual country requirements, which will delay entry of a product into a market or, if pricing is not approved, will prevent us from selling a product in a country where we have received regulatory approval. The launch of a newly approved product or of an existing product in a new market, including the launch of TUKYSA in markets where TUKYSA has obtained regulatory approval outside the U.S. and any other markets where it may receive regulatory approval, if any, could be delayed due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure, delays in obtaining pricing and reimbursement approvals or other factors, any of which risks could be heightened by the risks and the evolving effects of the COVID-19 pandemic. If we or Merck experience delays or unforeseen difficulties due to any of these factors, planned launches in the countries in question would be delayed, which could negatively impact anticipated revenue from TUKYSA. In addition, if we or Merck are unable to obtain favorable pricing and reimbursement approvals in territories that represent significant potential markets, including the EU, our anticipated revenue from and growth prospects for TUKYSA in Europe and other regions could be negatively affected.
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
Reports of adverse events or safety concerns involving our products could interrupt, delay or halt clinical trials of our products, including the post-approval confirmatory studies that regulatory agencies have required us or our collaborators to complete. In addition, reports of adverse events or safety concerns involving our products could result in regulatory authorities requiring that we update the applicable product’s prescribing information, or limiting, denying or withdrawing approval of our products for any or all indications, including previously approved indications. There are no assurances that patients receiving our products will not experience serious adverse events, including fatal events, in the future, whether the serious adverse events are disclosed in the prescribing information or are newly reported. Further, there are no assurances that patients receiving our products with co-morbid diseases not previously studied, such as autoimmune diseases, will not experience new or different serious adverse events in the future.
The prescribing information for ADCETRIS includes warnings and precautions for various toxicities, as well as a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy and death can occur in patients receiving ADCETRIS. The prescribing information for PADCEV and TUKYSA also includes warnings and precautions for various toxicities and reactions, including certain fatal reactions. We may be required to update the prescribing information for our products, including boxed warnings, limitations of use, contraindications, warnings and precautions, and adverse reactions, based on reports of adverse events or safety concerns, or implement a Risk Evaluation and Mitigation Strategy, or REMS. Side effects and toxicities associated with our products could affect the willingness of physicians to prescribe, and patients to utilize, our products and thus harm commercial sales of our products. Implementation of a REMS could advantage products that compete with ours or make it more difficult or expensive for us to distribute our products.
Likewise, reports of adverse events or safety concerns involving our product candidates could interrupt, delay or halt clinical trials of our product candidates, or could result in our or our collaborators’ inability to obtain regulatory approvals of our product candidates. Although we announced positive results from the innovaTV 204 trial, data continues to be generated in this trial and in other tisotumab vedotin trials. There may still be important new or evolving facts about the safety, efficacy, and risk versus benefit of each of our product candidates, including tisotumab vedotin, which may negatively impact our ability to develop and commercialize these product candidates. For example, in response to prior safety events observed in our clinical trials of PADCEV and tisotumab vedotin, including serious side effects and patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events could be observed in these or other trials that could delay or prevent us from advancing the clinical development of, or obtaining regulatory approvals for, our products and product candidates or require us to alter the approved labeling of our products, and may adversely affect our business, results of operations and prospects.
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
We and our collaborators are currently conducting multiple clinical trials for our products and product candidates and plan to commence additional trials of our products and product candidates in the future. Many of these trials, including phase 3 and pivotal phase 2 trials, were initiated based on only limited clinical data and we cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA or any regulatory approvals outside the U.S.
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
Many of our future and ongoing clinical trials are being or will be coordinated or conducted with Takeda, Astellas, Merck, Genmab, Bristol-Myers-Squibb Company, or BMS, and other collaborators, which may delay the commencement or adversely affect the continuation or completion of these trials. In addition, our collaborators have operational control over some of the studies we conduct jointly and we do not have full visibility into these studies run by our collaborators. We also depend on medical institutions to conduct our clinical trials in compliance with Good Clinical Practice, or GCP, and to the extent they fail to enroll patients for our clinical trials, fail to conduct our trials in accordance with GCP, or are delayed for a significant time in achieving full enrollment, whether due to the risks and evolving effects of the COVID-19 pandemic or otherwise, our clinical trials and regulatory filings regarding our products and product candidates may be negatively impacted including possible changes to data, results, or conclusions, increased costs, and delays to regulatory timelines, which may harm our reputation and business. In addition, we conduct clinical trials in countries outside the U.S. which may subject us to further delays and expenses as a result of increased drug shipment costs and additional regulatory requirements, as well as expose us to risks associated with different standards of medical care, and currency transactions insofar as changes in the relative value of the U.S. dollar to the local currency where the trial is being conducted may impact our actual costs. In addition, conducting clinical trials in countries that are experiencing heightened impact from the evolving effects of the COVID-19 pandemic may exacerbate these risks.

Clinical trials must be conducted in accordance with FDA or other applicable government guidelines and are subject to oversight by the FDA, other governmental agencies, including data protection authorities, the data safety monitoring boards for such trials and the IRBs or Ethics Committees for the institutions in which such trials are being conducted. In addition, clinical trials must be conducted with supplies of our products or product candidates produced under cGMP and other requirements in the country in which the trial is being conducted, and may require large numbers of test patients. We or our collaborators, the FDA, other governmental agencies or the applicable data safety monitoring boards, IRBs and Ethics Committees could delay, suspend, halt or modify our clinical trials of our products or any of our product candidates, for numerous reasons, including:
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
Negative or inconclusive clinical trial results could adversely affect our ability and the ability of our collaborators to obtain regulatory approvals of our product candidates, including tisotumab vedotin, or to market ADCETRIS, PADCEV or TUKYSA and/or expand ADCETRIS, PADCEV or TUKYSA into additional indications and territories. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, although we reported positive results from the HER2CLIMB trial and submitted a regulatory application for TUKYSA to the MHRA, the regulatory application we submitted may not be approved in a timely manner or at all. Similarly, we and Astellas reported that the EV-301 trial met its primary endpoint of overall survival and reported positive topline results from the second cohort of patients in the EV-201 trial. However, despite these results and although we and Astellas plan to submit a supplemental BLA to the FDA based on the EV-301 trial as the confirmatory trial following PADCEV’s accelerated approval by the FDA and EV-301 is also intended to support global regulatory submissions, and although we and Astellas plan to submit an sBLA to the FDA based on the results of the second cohort of the EV-201 trial, regulatory authorities, including the FDA, or their advisors may disagree with our interpretation of the data from these trials. As a result, the FDA may not convert PADCEV’s accelerated approval to regular approval in the U.S., and regulatory authorities may not accept or approve any other regulatory applications for PADCEV, in a timely manner or at all. Further, although we announced positive results from the innovaTV 204 trial and we and Genmab submitted a BLA to the FDA seeking accelerated approval for tisotumab vedotin based on the results of the innovaTV 204 trial, the FDA, or its advisors, may disagree with our interpretation of the data from the innovaTV 204 trial and may otherwise determine not to accept or approve the BLA that we and Genmab submitted for tisotumab vedotin in a timely manner or at all. Likewise, although we reported positive results in our ECHELON-2 trial, regulatory agencies outside of the territories where ADCETRIS has been approved in the ECHELON-2 treatment setting, or their advisors, may disagree with Takeda’s interpretations of data from the ECHELON-2 trial and may not approve the expansion of the ADCETRIS labeled indications of use to the ECHELON-2 treatment setting. Moreover, adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, require us to cease development of a product candidate or the further development or commercialization of ADCETRIS, PADCEV or TUKYSA, result in our failure to expand ADCETRIS, PADCEV or TUKYSA into additional indications and territories, adversely affect our ability to market ADCETRIS, PADCEV or TUKYSA, and may result in other negative consequences to us, including the inclusion of unfavorable information in our product labeling. Further, some of our clinical trials are overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur.

The successful commercialization of our products and our product candidates will depend on a variety of factors, including the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies, and the acceptance of our products by the medical community and patients.
Successful sales of our current and any future approved products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require increasing levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of this pricing scrutiny, we cannot be sure that we and our collaborators will achieve and continue to have coverage available for our products and any product candidates that we or our collaborators commercialize and, if available, that the reimbursement rates will be adequate and grant access to all eligible patients. If we or our collaborators are unable to obtain coverage and adequate levels of reimbursement for our current and any future approved products that we or our collaborators commercialize, their marketability will be negatively and materially impacted. For example, we cannot be certain that third-party payors will continue to provide coverage and adequate reimbursement for ADCETRIS in the frontline Hodgkin lymphoma indication based on the relative price and perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales. Similarly, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for PADCEV or TUKYSA based on their relative price and perceived benefits as compared to alternative treatment options or otherwise, which may materially harm our and our collaborators’ ability to successfully commercialize PADCEV and TUKYSA in our respective designated territories. In addition, we have experienced an increase in gross-to-net deductions that we believe is due to a shift in the locations where ADCETRIS is administered, which has increased the proportion of ADCETRIS sales through the federal 340B drug discount program, and we may experience additional shifts from commercial payor coverage to government payor coverage in the U.S., which would further increase gross-to-net deductions.
In many jurisdictions, including in Europe, the proposed pricing for a drug must be approved in an individual country before it may be lawfully marketed, which could delay entry of a product into a market or, if pricing is not approved, may prevent us or our collaborators from selling a product in a country where we or our collaborators have received regulatory approval. In European countries where we have obtained regulatory approval of TUKYSA, we will seek pricing and reimbursement agreements for TUKYSA in accordance with local timelines. As an organization, we did not have any experience applying for pricing and reimbursement approvals in jurisdictions outside the U.S. and Canada prior to our applications with respect to TUKYSA. Further, authorities in Europe have substantial discretion in the pricing and reimbursement approval process and in determining when or whether coverage will be obtained for our products or product candidates, including any approvals for our medicines in initial and additional indications or in additional territories. In addition, in some cases, they may lower the price for a medicine after the price has been established. The launch of TUKYSA outside of the U.S. could be delayed due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure, delays encountered by our collaborator, Merck, delays in obtaining pricing and reimbursement approvals or other delays related to regulatory requirements. If we or Merck experience delays or unforeseen difficulties due to any of these factors, planned launches in the countries in question would be delayed, which could negatively impact anticipated revenue from TUKYSA. In addition, if we or Merck are unable to obtain favorable pricing and reimbursement approvals in the countries that represent significant potential markets, our anticipated revenue from and growth prospects for TUKYSA in Europe and other regions could be negatively affected.

Eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that captures the value delivered to patients, payers and the overall healthcare system, allows for continued investment in innovative treatments for cancer patients or that covers our costs, including research, development, manufacture, sale and distribution. In addition, obtaining and maintaining adequate coverage and reimbursement status is time-consuming and costly. Third-party payors may deny coverage and reimbursement status altogether of a given drug product, or cover the product but may also establish prices at levels that are too low to enable us to realize an appropriate return on our investment in product development or limit access to select patient populations reducing revenue potential. Further, in the U.S., there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Because the rules and regulations regarding coverage and reimbursement change frequently, in some cases at short notice, even when there is favorable coverage and reimbursement, future changes may occur that adversely impact the favorable status.
The unavailability or inadequacy of third-party coverage and reimbursement could have a material adverse effect on the market acceptance of our current and any future approved products and the future revenues we may expect to receive from those products. In addition, we are unable to predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be upheld or enacted in the future, or what effect such legislation or regulation would have on our business. Continuing negative publicity regarding pharmaceutical pricing practices and ongoing governmental and societal scrutiny create significant uncertainty regarding regulation of the healthcare industry and third-party coverage and reimbursement in the U.S. and other jurisdictions. If healthcare policies or reforms intended to curb healthcare costs are implemented or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical products generally, the prices that we charge for our current and any future approved products may be limited, our revenues from sales of our current and any future approved products may be negatively impacted.
The degree of market acceptance among patients, physicians, and third-party payors is also important to our ability to successfully commercialize our current and any future approved products. The degree of acceptance will depend on a number of factors including the clinical benefits of our products, effectiveness of our marketing, sales and distribution strategy and operations, the acceptance of our product by patients, physicians and third-party payors, the perceived advantages and relative cost, safety and efficacy of alternative treatments, and the acceptance and degree of adoption of our products by institutional treatment pathways and institutional, local, and national clinical guidelines such as the National Comprehensive Cancer Networks® Clinical Practice Guidelines in Oncology, or the NCCN Guidelines, or other country-specific guidelines. In the U.S., many oncology practices and healthcare providers rely on the NCCN Guidelines or other institutional practice pathways in decisions related to treatment of patients and utilization of medicines. To the extent that our current or any future approved products are not included or positioned favorably in such treatment guidelines and pathways, the full utilization potential of our products may not be reached, which may harm our ability to successfully commercialize our current or any future approved products. For example, in the ADCETRIS frontline Hodgkin lymphoma indication, the NCCN Guidelines have been interpreted as being more restrictive than our labeled indication and since these guidelines and related interpretations have been translated into treatment pathways for many institutions, our ability to maintain or increase sales of ADCETRIS may be materially harmed or future ADCETRIS sales may otherwise be negatively affected.
Our product candidates are in various stages of development, and it is possible that none of our product candidates will ever become commercial products.
Although we announced positive results from the innovaTV 204 trial of our late-stage product candidate, tisotumab vedotin and we and Genmab submitted a BLA to the FDA seeking accelerated approval for tisotumab vedotin, we cannot be certain that the data from the innovaTV 204 trial will be sufficient to support accelerated approval. We cannot predict whether the BLA that we and Genmab submitted for tisotumab vedotin will be accepted or approved in a timely manner or at all. Our clinical pipeline also includes ladiratuzumab vedotin, which is in phase 2 clinical development, and other product candidates that are in phase 1 clinical development. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. We will require significant financial resources and additional personnel in order to continue to advance the development of, pursue, potentially obtain and maintain regulatory approvals for, and potentially commercialize tisotumab vedotin, if we are able to do so at all.

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
Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates, or we may choose to discontinue the development of product candidates for a variety of reasons such as safety, risk versus benefit profile, exclusivity, competitive landscape, or prioritization of our resources. It is possible that none of our product candidates will ever become commercial products. In addition, we have to make decisions about which clinical stage and pre-clinical product candidates to develop and advance, and we may not have the resources to invest in certain product candidates, or clinical data and other development considerations may not support the advancement of one or more product candidates. Decision-making about which product candidates to prioritize involves inherent uncertainty, and our development program decision-making and resource prioritization decisions may not improve our results of operations or prospects or enhance the value of our common stock. Our failure to effectively advance our development programs could have a material adverse effect on our business and prospects, and cause the price of our common stock to decline. In addition, many of our non-essential on site research activities are currently significantly reduced as a result of the COVID-19 pandemic, which may negatively impact the number of IND candidates entering our clinical pipeline in future years.
Any failures or setbacks in our ADC development program or our other platform technologies could negatively affect our business and financial position.
ADCETRIS, PADCEV and our tisotumab vedotin and ladiratuzumab vedotin product candidates are all based on our antibody-drug conjugate, or ADC, technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our license agreements with AbbVie Biotechnology Ltd., or AbbVie, Astellas, Genentech, Inc., a member of the Roche Group, or Genentech, GlaxoSmithKline LLC, or GSK, and Progenics Pharmaceuticals Inc., or Progenics, and our collaboration agreements with Takeda, Astellas, and Genmab. Any failures or setbacks in our ADC development program or with respect to our additional proprietary technologies, including adverse effects resulting from the use of this technology in human clinical trials and/or the imposition of clinical holds on our trials of our product candidates, could have a detrimental impact on the continued commercialization of our products in their current or any potential future approved indications and on our product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

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
With respect to ADCETRIS, there are several other FDA approved drugs for its approved indications. BMS’s nivolumab and Merck’s pembrolizumab are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Celgene’s romidepsin and Acrotech Biopharma’s pralatrexate and belinostat are approved for relapsed or refractory systemic anaplastic large cell lymphoma, or sALCL, among other T-cell lymphomas. Kyowa Kirin’s mogamulizumab is approved for adult patients with relapsed or refractory mycosis fungoides or Sézary syndrome. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck is conducting a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab with ADCETRIS. An interim analysis of this clinical trial demonstrated a statistically significant improvement in progression-free survival for pembrolizumab compared with ADCETRIS, resulting in a label expansion to an earlier line of therapy, and we expect increased competition from pembrolizumab in this indication. We are also aware of multiple investigational agents currently being studied that, if successful, may compete with ADCETRIS in the future. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including autologous hematopoietic stem cell transplant, allogeneic hematopoietic stem cell transplant, combination chemotherapy, clinical trials with experimental agents and single-agent regimens.
With respect to PADCEV, other treatments in pretreated metastatic urothelial cancer include checkpoint inhibitor monotherapy, generic chemotherapy and, for patients with select FGFR genetic alterations, Janssen’s erdafitinib. There are other investigational agents that, if approved, could be competitive with PADCEV, such as Gilead's sacituzumab govitecan, which is in a pivotal phase 2 study. Treatment in front line metastatic urothelial cancer has traditionally been treated with chemotherapy alone but is evolving to include two checkpoint inhibitor therapies for cisplatin-ineligible patients with high PD-L1 expression or patients who are ineligible for platinum therapy. Several trials of investigational agents in combination with chemotherapy or other novel agents are ongoing. Continued development of PD-(L)1 targeted therapies across early stage bladder cancer and in metastatic bladder cancer in frontline combinations with chemotherapy, in frontline maintenance with the recent approval of avelumab, and in pretreated disease, could potentially impact PADCEV usage and enrollment to PADCEV clinical trials.
With respect to TUKYSA, there are multiple marketed products which target HER2, including the antibodies trastuzumab and pertuzumab and the antibody drug conjugate T-DM1. In addition, lapatinib is an EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer, and neratinib is an irreversible pan-HER kinase inhibitor indicated for extended adjuvant treatment and has been recently approved for patients who have received two or more prior anti-HER2-based regimens in the metastatic setting. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki which was recently approved for patients who have received two or more prior anti-HER2-based regimens in the metastatic breast cancer setting and also in HER2 positive gastric cancer. Byondis has an antibody drug conjugate, SYD985, in a pivotal study in this patient population and MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, which was recently approved by the FDA.

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
Many other pharmaceutical and biotechnology companies are developing and/or marketing therapies for the same types of cancer that our product candidates are designed and being developed to treat. For example, we believe that companies including AbbVie, ADC Therapeutics, Affimed, Agios, Amgen, Astellas, Bayer, Biogen, BMS, Celgene, Daiichi Sankyo, Eisai, Genentech, GSK, Gilead, ImmunoGen, Infinity, Janssen, Karyopharm, MacroGenics, MedImmune, MEI Pharma, Merck, Novartis, Pfizer, Puma Biotech, Sanofi-Aventis, Spectrum Pharmaceuticals, Takeda, Teva, and Xencor are developing and/or marketing products or technologies that may compete with ours. In addition, our ADC collaborators may develop compounds utilizing our technology that may compete with product candidates that we are developing.
We are aware of other companies that have technologies that may be competitive with ours, including AbbVie, ADC Therapeutics, Astellas, AstraZeneca, BMS, Daiichi Sankyo, Gilead, ImmunoGen, Janssen, MedImmune, Merck, Mersana, Pfizer, Roche, Sutro, and Zymeworks, all of which have ADC technology. ImmunoGen has several ADCs in development that may compete with our product candidates. ImmunoGen has also established partnerships with other pharmaceutical and biotechnology companies to allow those other companies to utilize ImmunoGen’s technology, including Sanofi-Aventis, Genentech, Novartis, Takeda and Lilly. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates.
In addition, in the U.S., the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar” or “biosimilar” to or “interchangeable” with an FDA approved biological product. This pathway allows competitors to reference the FDA’s prior approvals regarding innovative biological products and data submitted with a BLA to obtain approval of a biosimilar application 12 years after the time of approval of the innovative biological product. The 12-year exclusivity period runs from the initial approval of the innovator product and not from approval of a new indication. In addition, the 12-year exclusivity period does not prevent another company from independently developing a product that is highly similar to the innovative product, generating all the data necessary for a full BLA and seeking approval. Exclusivity only assures that another company cannot rely on the FDA’s prior approvals in approving a BLA for an innovator’s biological product to support the biosimilar product’s approval. Further, under the FDA’s current interpretation, it is possible that a biosimilar applicant could obtain approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for other indications. In the EU, the EC has granted marketing authorizations for biosimilars pursuant to a set of general and product class-specific guidelines. We are aware of many pharmaceutical and biotechnology and other companies that are actively engaged in research and development of biosimilars or interchangeable products.
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

Risks Related to Regulatory Approval and Oversight, and Other Legal Compliance Matters
Even if we and our collaborators obtain regulatory approvals to market our current and any future approved products, we and our collaborators will remain subject to extensive ongoing regulatory obligations and oversight, including post-approval requirements, that could result in significant additional expense and could negatively impact our and our collaborators’ ability to commercialize our current and any future approved products.
We are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product for which we have obtained regulatory approval, including ADCETRIS, PADCEV and TUKYSA in each of their approved indications, such as continued adverse event reporting requirements and the requirement to have some of our promotional materials pre-cleared by the FDA. There may also be additional post-marketing obligations, all of which may result in significant expense and limit our and our collaborators’ ability to commercialize our current and any future approved products. For example, the FDA’s accelerated approval of PADCEV included a requirement for a confirmatory trial, EV-301, to confirm the clinical benefit and provide additional long-term efficacy data that may inform product labeling. If the FDA does not agree with our interpretation of the data from this post-marketing study, it could withdraw approval of PADCEV or require the inclusion of unfavorable safety information in our product labeling, which could seriously harm our business. Moreover, in connection with PADCEV’s accelerated approval, the labeling and advertising and promotion of PADCEV are subject to additional regulatory requirements, which entail significant expense and could negatively impact the commercialization of PADCEV. In addition, the use of any of our products may uncover additional adverse events that require us to update the product’s prescribing information, limit or prevent that product’s widespread use or that result in the withdrawal of that product from the market. Any problems with a product or any violation of ongoing regulatory obligations could result in restrictions on the applicable product, including the withdrawal of the applicable product from the market.
ADCETRIS is approved under conditional marketing authorization in relapsed Hodgkin lymphoma, relapsed cutaneous T-cell lymphoma, and in both relapsed and frontline sALCL in the EU under regulations which allow for approval of products for cancer or other serious or life threatening illnesses based on a surrogate endpoint or on a clinical endpoint other than survival or irreversible morbidity. Takeda is subject to certain post-approval requirements, including the requirement to conduct clinical trials to confirm clinical benefit. Takeda’s failure to provide these additional clinical data from confirmatory studies could result in the European Commission, or EC, withdrawing approval of ADCETRIS in the EU for certain indications, which would negatively impact anticipated royalty revenue from ADCETRIS sales by Takeda in the EU and could adversely affect our results of operations. The FDA’s approval of ADCETRIS in combination with chemotherapy for patients with previously untreated CD30-expressing peripheral T-cell lymphoma, or the frontline PTCL indication, included a post-marketing commitment to develop a clinically validated in-vitro diagnostic device for the selection of patients with CD30-expressing PTCL, not including sALCL, for treatment with ADCETRIS in this indication. We and Takeda have a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop, manufacture and commercialize a companion diagnostic test to measure CD30 expression levels in tissue specimens. If Ventana develops an in-vitro diagnostic device that we are able to clinically validate, the FDA or another regulatory authority may revise our label for the frontline PTCL indication or in connection with any future approvals to require the use of the in-vitro test as a companion diagnostic. This may limit our ability to commercialize ADCETRIS in the applicable treatment setting due to potential label requirements, prescriber practices, constraints on availability of the diagnostic, or other factors. If Ventana is unable to successfully develop the CD30 in-vitro diagnostic, or experiences delays in doing so, or we experience delays in clinical validation of the diagnostic, we will likely need to renegotiate the timing or content of our post-marketing commitment regarding the in-vitro diagnostic device with the FDA.

We and the manufacturers of our current and any future approved products are also required, or will be required, to comply with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products and product candidates, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved product, its manufacturer and the manufacturer’s facilities to continual review and inspections, including periodic unannounced inspections. The subsequent discovery of previously unknown problems with our current or any future approved products, including adverse events of unanticipated severity or frequency, or problems with the facilities where our current or any future approved products are manufactured, including potential staffing shortages, production slowdowns and the extensive reliance on virtual oversight of third-party manufacturing in connection with the COVID-19 pandemic, may result in restrictions on the marketing of our current or any such future approved products, up to and including withdrawal of the affected product from the market. If our manufacturing facilities, our collaborators’ manufacturing facilities, or those of our respective suppliers, fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action, delays in regulatory timelines and additional costs to us.
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
•refusals to permit drugs to be imported into or exported from the U.S.;
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
In recent years, there have been a number of legislative and regulatory actions and executive orders that have made reforms to the U.S. healthcare system. For example, the federal government has implemented reforms to government healthcare programs in the U.S., including changes to the methods for, and amounts of, Medicare reimbursement and changes to the Medicaid Drug Rebate Program. The implementation of certain of these policy changes has decreased our revenues and increased our costs, and federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Further legislative and regulatory changes, and increasing pressure from social sources, are likely to further influence the manner in which our products are priced, reimbursed, prescribed and purchased. For example, additional reforms could result in further reductions in coverage and levels of reimbursement for our products, expansion of U.S. government rebate programs, increases in the rebates payable under these programs, requests for additional or supplemental rebates, and additional downward pressure on the prices that we and our collaborators receive for our products.
The Trump administration put forth a number of proposals aimed at containing prescription drug prices and announced several Executive Orders that sought to implement a number of the administration’s proposals. For example, as a result of Executive Orders, the FDA released a final rule, effective November 30, 2020, that cleared a path for importation of some Canadian drugs into the U.S. Biological products were excluded from the rule’s definition of “eligible prescription drug,” however TUKYSA may be subject to importation from Canada under this rule, which could negatively affect TUKYSA sales in the U.S. We expect the Biden administration to similarly pursue and implement measures aimed at reducing pharmaceutical drug pricing. Also, in the current climate, price increases on our products and negative publicity regarding drug pricing and price increases generally, whether on our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, our products.
Some states are also considering legislation and ballot initiatives that would control the prices and coverage and reimbursement levels of drugs, including laws to allow importation of pharmaceutical products from lower cost jurisdictions outside the U.S. and laws intended to impose price controls on state drug purchases.
In addition, governments in countries outside the U.S. control the costs of pharmaceuticals. Many European countries and Canada have established pricing and reimbursement policies that contain costs by referencing the price of the same or similar products in other countries. In these instances, if coverage or the level of reimbursement is reduced, limited or eliminated in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in other countries or in new markets. This may create the opportunity for third-party cross-border trade or may influence our decision whether to sell a product in one or more countries, thus adversely affecting our geographic expansion plans.
It is also possible that governments may take additional action to reform the healthcare system in response to the evolving effects of the COVID-19 pandemic.
We cannot assure you as to the ultimate content, timing, or effect of future healthcare law and policy changes, nor is it possible at this time to estimate the impact of any such potential changes; however, such changes or the ultimate impact of changes could materially and adversely affect our revenue or sales of our current and or potential future products, as well as those of our collaborators.

We are subject to various state, federal and international laws and regulations, including healthcare laws and regulations, that may impact our business and could subject us to significant fines and penalties or other negative consequences.
Our operations may be directly or indirectly subject to various healthcare laws, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws, regulations prohibiting off-label promotions and federal transparency requirements. These laws may impact, among other things, the sales, marketing and education programs for ADCETRIS, PADCEV, TUKYSA and any future approved products.
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration not intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a conviction for violation of the federal Anti-Kickback Statute requires mandatory exclusion from participation in federal healthcare programs.
The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false claim to, or the knowing use of false statements to obtain payment from or approval by the federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease, or conceal an obligation to pay money to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing, promotion or other activities.
The FDA and other governmental authorities also actively investigate allegations of off-label promotion activities in order to enforce regulations prohibiting these types of activities. In recent years, private whistleblowers have also pursued False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of off-label promotion. If we are found to have promoted an approved product for off-label uses, we may be subject to significant liability, including significant civil and administrative financial penalties and other remedies as well as criminal penalties and other sanctions. Even when a company is not determined to have engaged in off-label promotion, the allegation from government authorities or market participants that a company has engaged in such activities could have a significant impact on the company’s sales, business and financial condition. The U.S. government has also required companies to enter into complex corporate integrity agreements, deferred prosecution agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies.
The federal transparency requirements under the Physician Payments Sunshine Act require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report information related to certain payments or other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information related to payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year plus up to an aggregate of $1 million per year for “knowing failures,” as adjusted for inflation.

Other healthcare laws and regulations that may affect our ability to operate include, among others, the federal civil monetary penalties statute and the federal Health Insurance Portability and Accountability Act, or HIPAA. In addition, many states and jurisdictions outside the U.S. have similar laws and regulations, such as anti-kickback, anti-bribery and corruption, false claims and transparency, to which we are currently and/or may in the future, be subject. Additional information about these requirements is provided under “Government Regulation – Healthcare Regulation” above. In addition, the number and complexity of healthcare laws and regulations applicable to our business continue to increase.
We are also subject to numerous other laws and regulations that while not specific to the healthcare industry, do apply to the healthcare industry in important ways. For instance, the U.S. Foreign Corrupt Practices Act, or FCPA, generally prohibits paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, governmental staff members, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. In Europe, national anti-corruption laws prohibit giving, offering, or promising bribes to any person, including foreign government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. Various European anti-corruption laws have broad extraterritorial reach and therefore we may be subject to those laws even if we do not have an established entity in those countries and we may be held liable for bribes given, offered or promised to any person, including private persons, by employees and persons associated with us in order to obtain or retain business or a business advantage. As we expand our footprint and activities outside of the U.S. and Canada, our exposure to compliance risks under the FCPA and other similar laws will likewise increase.
In an effort to comply with these laws and regulations, we have implemented a compliance program designed to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and by promoting a culture of compliance. We also actively work to revise and evolve our compliance program in an effort to keep pace with evolving compliance risks and the growing scale of our business. Although we take our obligation to maintain our compliance with these various laws and regulations seriously and our compliance program is designed to detect and prevent the violation of these laws and regulations, we cannot guarantee that our compliance program will be sufficient or effective, that we will be able to integrate the operations of newly formed affiliates or acquired businesses into our compliance program on a timely basis, that our employees will comply with our policies and that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for whistleblower claims that individuals, such as employees or former employees, may bring against us or that governmental authorities may prosecute against us based on information provided by individuals. If we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare laws, we may be subject to penalties, including significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, administrative burdens, imprisonment, diminished profits and future earnings, exclusion from government healthcare reimbursement programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and/or the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, results of operations and growth prospects. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state and healthcare laws outside the U.S. is costly and time-consuming for our management.

We are subject to evolving privacy and security laws, and our failure to comply could result in penalties and reputational damage.
We are subject to numerous privacy and data protection laws and regulations governing healthcare and other information. The U.S. federal government, individual U.S. states, EU member countries and other jurisdictions, including Switzerland and Canada, have adopted data protection laws and regulations which impose significant compliance obligations. For example, the use and international transfer of personal data collected in the EU is governed by the provisions of the EU General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR has increased our responsibility and potential liability in relation to all types of personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. Local data protection authorities can also have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states.
Moreover, one of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the EU, or the CJEU, recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the EC’s Standard Contractual Clauses, provide sufficient protection for personal data transferred from Europe to the U.S. or most other countries without analyzing each transfer and implementing supplementary measures to protect the data. Following recent recommendations from the European Data Protection Board, we are undertaking a review of personal data transfers from the EU and will assess the impact of the CJEU decision on our operations. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Where appropriate, we rely on individuals’ explicit consent to transfer their personal information from Europe to the U.S. and other countries. In addition, we rely on inter-company Standard Contractual Clauses to provide appropriate safeguards for such transfers. The EC is expected to publish new Standard Contractual Clauses soon and to give companies relying on them for transfers 12 months to adapt. Authorities in Switzerland, whose data protection laws are similar to those of the EU, also invalidated use of the Swiss-U.S. Privacy Shield. Authorities in the United Kingdom, or U.K., may similarly invalidate use of the EU-U.S. Privacy Shield. The U.K.'s departure from the EU, known as Brexit, has created additional uncertainty with regard to data protection regulation in the U.K., as it is unclear whether the U.K. and EU will be able to negotiate a mutually agreeable data protection agreement that regulates data transfers between the U.K. and EU and what impact this will have on our business. If we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or if, upon review by authorities, our existing compliance solutions are found to be insufficient, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from persons resident in Europe. The inability to import personal information from the European Economic Area, U.K. or Switzerland could restrict our clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws, interfere with our ability to hire employees in Europe and require us to increase our data processing capabilities in Europe at significant expense.

In addition, in the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, governs certain types of individuals and entities with respect to the conduct of certain electronic healthcare transactions and imposes certain obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their subcontractors that use, disclose, access, or otherwise process individually identifiable health information, with respect to the security, privacy and transmission of individually identifiable health information. HIPAA applies to certain aspects of our business and failure to comply with its requirements could result in the imposition of fines and penalties, and additional negative consequences.
In any event, our failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data protection, marketing or communications) to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data protection, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding privacy and data protection, together with applicable industry standards, may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations and industry standards relating to privacy and data protection in the U.S., the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020, which have been characterized as “GDPR-like” privacy laws, and we cannot determine the impact such new laws, regulations and standards may have on our business.
As we continue to expand our operations internationally, we are subject to an increased risk of conducting activities in a manner that violates applicable anti-bribery or anti-corruption laws. We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. These laws and regulations could create liability for us or increase our cost of doing business, any of which could have a material adverse effect on our business, results of operations and growth prospects.
We are continuing to expand our operations internationally, and are building a commercial infrastructure in Europe. In this regard, we currently have multiple subsidiaries in jurisdictions outside the U.S., including a number of subsidiaries in Europe, and plan in the future to have subsidiaries in additional jurisdictions. Our business activities outside of the U.S. are and will continue to be subject to the FCPA, which is described above, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we currently and may in the future operate, including the recently established French Anti-corruption Law on Transparency, Fight against Corruption and the Modernization of the Economy, referred to as Sapin II. In Europe, national anti-corruption laws prohibit giving, offering, or promising bribes to any person, including foreign government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. Various European anti-corruption laws have broad extraterritorial reach and therefore we may be subject to those laws even if we do not have an established entity in those countries and we may be held liable for bribes given, offered or promised to any person, including private persons, by employees and persons associated with us in order to obtain or retain business or a business advantage. In the course of expanding our operations internationally, we will need to establish and expand business relationships with various third parties, such as independent contractors, distributors, vendors, and advocacy groups, and we will interact with physicians, which are generally considered foreign officials in Europe, as well as with regulatory authorities who may be deemed to be foreign officials under the FCPA or similar laws of other countries that may govern our activities. Any interactions with any such parties or individuals that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the U.S. are found to be in violation of the FCPA, the Sapin II or other similar laws, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, results of operations and growth prospects. We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, EU member states and other jurisdictions outside the U.S., including Switzerland, have adopted data protection laws and regulations, such as the GDPR, which impose significant compliance obligations. Failure to comply with these laws could lead to government enforcement actions and significant penalties against us, which could have a material adverse effect on our business, results of operations and growth prospects.

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
In addition, there has been regulatory review and enhanced government scrutiny of donations by pharmaceutical companies to patient assistance programs operated by charitable foundations. For example, the HHS Office of Inspector General has established specific guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we or our vendors or donation recipients are deemed to fail to comply with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have received subpoenas from the U.S. Department of Justice and other enforcement authorities seeking information related to their patient assistance programs and support, and certain of these organizations have entered into significant civil settlements with applicable enforcement authorities. In connection with these civil settlements, the U.S. government has and may in the future require the affected companies to enter into complex corporate integrity agreements that impose significant reporting and other requirements on those companies. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, the U.S. Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely is inherently fluid and unpredictable. With respect to the COVID-19 pandemic, it is possible that we could experience delays in the timing of regulatory review and/or our interactions with regulatory authorities due to reduced working hours or absenteeism of governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay any approval decision with respect to the regulatory application we submitted to the MHRA for TUKYSA, or our progress in advancing our development efforts with respect to other products and product candidates. Our interactions with regulatory authorities in other jurisdictions and across multiple products and product candidates continue but we cannot rule out the possibility of negative impacts on such interactions in the future as the pandemic continues to evolve.
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

Risks Related to Our Reliance on Third Parties
We depend on collaborative relationships with other companies to assist in the development and commercialization of our products and some of our product candidates and for the development and commercialization of other product candidates utilizing or incorporating our technologies. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, this may negatively affect our ability to commercialize our products, develop and commercialize our product candidates and/or generate revenues through technology licensing, or may otherwise negatively affect our business.
We have established collaborations with third parties to develop and market each of our products and some of our current and future product candidates. Because control of development and commercialization is shared with our collaborators under these collaborations, we do not have sole discretion and control over the development and commercialization of the applicable products and product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the U.S. and Canada, and we entered into a collaboration agreement with Merck in September 2020 that granted Merck rights to develop and commercialize TUKYSA outside of the U.S., Canada and Europe. In addition, we have entered into collaborations with Astellas for the development and commercialization of PADCEV, with Genmab for the development and commercialization of tisotumab vedotin, and with Merck for the development and commercialization of ladiratuzumab vedotin. Our collaborations also include clinical trial collaborations to develop, in combination, our product or product candidates and the products or product candidates of one or more third parties. For example, we have clinical trial collaborations with BMS to evaluate the combination of nivolumab with ADCETRIS in various settings and with Merck to evaluate the combination of pembrolizumab in combination with PADCEV in various settings.
We also have ADC license agreements with AbbVie, Astellas, Genentech, Genmab, GSK and Progenics to allow them to use our proprietary ADC technology, and our ADC licensees conduct all research, product development, manufacturing and commercialization of any product candidates under these agreements.
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
•with respect to collaborations under which we have an active role, we may have differing opinions, processes or priorities than our collaborators, or we may encounter challenges in joint decision making and joint execution, including with respect to any joint development or commercialization plans or co-promotion activities, which may delay or otherwise harm the research, development, launch or commercialization of the applicable products and product candidates, including ADCETRIS, PADCEV, TUKYSA and tisotumab vedotin;
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
•business combinations or significant changes in a collaborator’s or licensee’s business strategy may adversely affect such party’s willingness or ability to complete its obligations under any arrangement;
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

If our collaborative and license arrangements are not successful as a result of any of the above factors, or any other factors, then our ability to advance the development and commercialization of the applicable products and product candidates and to otherwise generate revenue from these arrangements and to become profitable will be adversely affected, and our business and business prospects may be materially harmed. In particular, if Takeda or Merck were to terminate the ADCETRIS collaboration or the TUKYSA collaboration, respectively, which they may do for any reason upon prior written notice to us, we would not receive milestone payments, co-funded development payments or royalties for the sale of ADCETRIS outside the U.S. and Canada or for TUKYSA outside the U.S., Canada and Europe. As a result of any such termination, we may have to engage another collaborator to complete the ADCETRIS or TUKYSA development process and to commercialize ADCETRIS or TUKYSA in our collaborators’ current territories, or to complete the development process and undertake commercializing ADCETRIS or TUKYSA in our collaborators’ current territories ourselves, either of which could significantly delay the continued development and commercialization of ADCETRIS or TUKYSA and increase our costs. Similarly, Astellas, Genmab and Merck each have the right to opt out of their co-development obligations relating to PADCEV, tisotumab vedotin and ladiratuzumab vedotin, respectively. If Astellas, Genmab or Merck were to opt out of their co-development collaborations with us, this would significantly delay the commercialization and development of PADCEV or the development of tisotumab vedotin or ladiratuzumab vedotin, as applicable, and increase our costs. Any of these events could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing the applicable product or product candidate, which would otherwise be co-funded by our collaboration partners. Moreover, in the case of PADCEV and tisotumab vedotin, the success of PADCEV and any approved tisotumab vedotin product will depend, in part, on our ability to effectively jointly commercialize PADCEV and tisotumab vedotin with Astellas and Genmab, respectively, in accordance with our joint commercialization obligations and joint commercialization plans. The success, if any, of our joint commercialization efforts with Astellas and Genmab, as well as the activities of Astellas and Genmab, will significantly impact the commercialization of PADCEV and the potential future commercialization of an approved tisotumab vedotin product, respectively. The product candidates being developed under our collaboration and license agreements are in various stages of development and we cannot guarantee that any of the product candidates under our collaborations will be successful. In this regard, certain of our ADC licensees have advanced product candidates utilizing or incorporating our ADC technology to later stage clinical trials that were not successful. In the future, we may not be able to locate third-party collaborators to assist in commercializing any future products in regions outside the U.S., and we may lack the capital and resources necessary to market these products in certain regions outside the Unites States alone.
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
For the monoclonal antibody used in ADCETRIS, we have contracted with AbbVie for clinical and commercial supplies. For the drug linker used in ADCETRIS, we have contracted with Millipore Sigma, an affiliate of Merck KGaA, for clinical and commercial supplies. We have multiple contract manufacturers for conjugating the drug linker to the antibody and producing the ADCETRIS product. We rely on Astellas to supply PADCEV for our clinical trials and for commercial sale, and Astellas oversees the manufacturing supply chain for PADCEV. With respect to TUKYSA, we rely on multiple contract manufacturers and other third parties to perform manufacturing services for us including Sterling Pharma Solutions Limited for production of the starting materials for TUKYSA, Esteve Quimica to produce the active pharmaceutical ingredient, Hovione to complete spray drying and Corden Plankstadt to produce the tablets for TUKYSA. We have entered into commercial supply agreements with each of Sterling, Esteve Quimica and Corden, and are in the process of negotiating a commercial supply agreement with Hovione. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce and store sufficient quantities of ADCETRIS and TUKYSA, and on Astellas and other third parties to produce and store sufficient quantities of PADCEV, for use in our clinical trials and for commercial sale. If our contract manufacturers, collaborators or other third parties fail to deliver our products for clinical use or sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may bear costly losses or be required to delay or suspend clinical trials or otherwise discontinue development, production and sale of our products. With respect to TUKYSA specifically, we have limited prior experience as an organization manufacturing TUKYSA and small molecule drug products generally, and have relatively new working relationships with many of the third-party manufacturers involved in TUKYSA manufacture. These factors increase the chance that we could encounter manufacturing challenges that could increase our costs, cause delays or otherwise negatively impact our business. Moreover, there are a limited number of facilities in which each of our products can be produced, and any interruption of the operation of those facilities due to the risks and evolving effects of the COVID-19 pandemic or other events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions or contractual disputes could result in the cancellation of shipments, loss of product in the manufacturing process, a shortfall in product supply, or limit our or our collaborators’ ability to sell our products. Further, we and our collaborators depend on outside vendors for the supply of raw materials used to produce our products. If the third-party suppliers were to cease production or otherwise fail to supply us or our collaborators with quality raw materials and we or our collaborators were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our products manufactured to meet clinical and commercial requirements would be adversely affected. While we believe that the existing supplies of PADCEV and Astellas’ contract manufacturing relationships will be sufficient to accommodate current clinical and commercial needs, we or Astellas may need to obtain additional manufacturing arrangements or increase manufacturing capability to meet potential future commercial needs with respect to PADCEV, which could require additional capital investment by us or cause us potential delays if Astellas encounters challenges in negotiating commercially reasonable arrangements with these manufacturers. While we believe that the existing supplies of TUKYSA will be sufficient to accommodate current clinical and forecasted commercial needs at this time, we expect that we will need to put in place additional manufacturing arrangements or expand our current manufacturing arrangements with third-party manufacturers to meet potential future commercial needs and while we are currently negotiating those arrangements, we cannot assure you that we can enter into such arrangements on commercially reasonable terms or at all. Forecasting demand for a new product can be challenging and in the event demand for TUKYSA exceeds our estimates or in the event that our commercial manufacturers of TUKYSA encounter unexpected failures or setbacks in completing manufacturing services in accordance with applicable quality standards, our TUKYSA launch in the U.S. could be negatively impacted by short-term product supply challenges, which would adversely impact our TUKYSA revenues and could negatively affect our relationships with patients and healthcare professionals. In addition, any failures or delays in manufacturing adequate product supplies and in putting in place or expanding our manufacturing and supply infrastructure could delay or impede our and Merck’s ability to launch and commercialize TUKYSA in any markets outside the U.S. where TUKYSA has obtained regulatory approval and any additional markets where it may obtain regulatory approval, if any. While we do not currently anticipate disruptions to the supply of our products due to the evolving effects of the COVID-19 pandemic, if the COVID-19 pandemic continues for an extended period of time or the effects of the COVID-19 pandemic become more severe, or any of the parties in our supply chain are adversely impacted by the evolving effects of the COVID-19 pandemic, such as staffing shortages, productions slowdowns and/or disruptions in delivery systems, then there could be disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products. Any supply disruptions would adversely impact our ability to generate sales of and revenues from our products, and our business, financial condition, results of operations and growth prospects could be materially adversely affected. Further, in connection with the COVID-19 pandemic and in an effort to increase the wider availability of needed medical and other supplies and products, we and our third-party suppliers may elect to or governments may require us or our third-party suppliers to allocate raw materials used in manufacturing or manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our ability to have our products manufactured to meet clinical and commercial requirements.

For the clinical supply of our product candidates, we rely, and expect for the foreseeable future to continue to rely, on multiple contract manufacturers and other third parties to perform manufacturing services for us. If these third-party manufacturers cease or interrupt production, fail to supply satisfactory materials, products or services for any reason or experience performance delays or quality concerns, or if materials or products are lost in transit or in the manufacturing process, such challenges or interruptions could substantially impact clinical trial drug supply, with the potential for additional costs, delays and an adverse effect on our business. With respect to tisotumab vedotin, we currently rely on drug product supply provided by Genmab and have little control over their supply chains or the contract manufacturers they utilize. For the near-term, we expect to continue to rely on Genmab for manufacturing of clinical supplies of tisotumab vedotin. Under the commercialization agreement we entered into with Genmab in October 2020, we will be responsible for overseeing the clinical and commercial manufacturing supply chain of tisotumab vedotin following a transition period. We will need to obtain appropriate manufacturing arrangements and increase manufacturing capability to meet potential future commercial needs, and could experience potential delays if we encounter challenges in negotiating commercially reasonable arrangements with manufacturers or in transitioning oversight of the manufacturing process from Genmab to us.
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
We have collaborations with a limited number of companies. To date, a substantial portion of our revenue has resulted from payments made under agreements with our corporate collaborators, and although ADCETRIS sales currently comprise a greater proportion of our revenue, we expect that a portion of our revenue will continue to come from corporate collaborations. Even though we market ADCETRIS in the U.S. and Canada, our revenues still depend in part on Takeda’s ability to market ADCETRIS outside of the U.S. and Canada. Likewise, even though we market TUKYSA in the U.S., our revenues will still depend in part on Merck’s ability and willingness to market TUKYSA outside of the U.S., Canada and Europe. In addition, under our agreements with Astellas, we and Astellas bear the costs of their own sales organizations in the U.S., equally share certain other costs associated with commercializing PADCEV in the U.S. and equally share in any profits realized in the U.S. The loss of our collaborators, especially Takeda or Astellas, changes in product development or business strategies of our collaborators, or the failure of our collaborators to perform their obligations under their agreements with us for any reason, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our financial performance. Payments under our existing and potential future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.

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
Risks Related to Our Intellectual Property
If we are unable to enforce our intellectual property rights or if we fail to sustain and further procure additional intellectual property rights, we may not be able to successfully commercialize our products or any future products and competitors may be able to develop competing therapies.
Our success depends, in part, on obtaining and maintaining patent protection and successfully enforcing these patents and defending them against third-party challenges in the U.S. and other countries. We own multiple U.S. and foreign patents and pending patent applications for our technologies. We also have rights to issued U.S. patents, patent applications, and their foreign counterparts, relating to our monoclonal antibody, linker and drug-based technologies. Our rights to these patents and patent applications are derived in part from worldwide licenses from third parties. In addition, we have licensed certain of our U.S. and foreign patents and patent applications to third parties.
The standards that the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our products. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the U.S. or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. In addition, changes to the U.S. patent system have come into force under the Leahy-Smith America Invents Act, or the America Invents Act, including changes from a “first-to-invent” system to a “first to file” system, changes to examination of U.S. patent applications and changes to the processes for challenging issued patents. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and post-grant review and covered business methods. These proceedings are conducted before the Patent Trial and Appeal Board, or PTAB, of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of some patents on the grounds that it was anticipated or made obvious by prior art. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, the America Invents Act and any other potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, we rely on external agents to perform certain activities to maintain our patents. Although we carefully select and oversee these agents, the failure of an agent to properly perform these maintenance activities, whether through mistake or otherwise, could adversely affect our intellectual property rights.
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
We are engaged in multiple legal disputes with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo. We are in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug ENHERTU and certain product candidates. Arbitration relating to the dispute is progressing with a hearing date scheduled starting June 14, 2021. In addition, we filed a complaint in the U.S. District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the ‘039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the U.S. of ENHERTU. Daiichi Sankyo (as well as Daiichi Sankyo, Inc. and AstraZeneca Pharmaceuticals, LP, or AstraZeneca) subsequently filed an action in the U.S. District Court for the District of Delaware seeking a declaratory judgment that ENHERTU does not infringe the ‘039 Patent. Daiichi Sankyo, Inc. and AstraZeneca also filed two Petitions for Post-Grant Review with the U.S. Patent Office seeking to have claims of the ‘039 Patent cancelled as unpatentable. As a result of these disputes, we have incurred and will continue to incur litigation expenses. In addition, from time to time, we may become involved in other lawsuits, claims and proceedings relating to the conduct of our business, including but not limited to those pertaining to the defense and enforcement of our patent or other intellectual property rights and our contractual rights.
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
We have entered into agreements with third-party commercial and academic institutions to license technology for use in ADCETRIS, TUKYSA, our product candidates and technologies such as our ADC technology. Currently, we have license agreements with BMS, the University of Miami and Array BioPharma, Inc., among others. In addition to royalty provisions and other payment obligations, some of these license agreements contain diligence and milestone-based termination provisions, in which case our failure to meet any agreed upon royalty or diligence requirements or milestones may allow the licensor to terminate the agreement. Many of our license agreements grant us exclusive licenses to the underlying technologies. In addition, Astellas has agreements to license technology for use in PADCEV. We rely on Astellas to maintain these license agreements. If Astellas fails to maintain these license agreements, if our licensors terminate our license agreements or if we or our collaborators are unable to maintain the exclusivity of our exclusive license agreements, we may be unable to continue to develop and commercialize our products or product candidates. Further, we have had in the past, and we or our collaborators may in the future have, disputes with our licensors, which may impact our ability to develop and commercialize our products or product candidates or require us to enter into additional licenses. An adverse result in potential future disputes with our or our collaborators’ licensors may impact our ability to develop and commercialize our products and product candidates, or may require us to enter into additional licenses or to incur additional costs in litigation or settlement. In addition, continued development and commercialization of our products and product candidates will likely require us to secure licenses to additional technologies. We may not be able to secure these licenses on commercially reasonable terms, if at all.
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

We are or may be from time to time involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, USPTO interference, IPR, post-grant review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the U.S. and elsewhere. In addition, if we choose to go to court to stop a third party from infringing our patents, that third party has the right to ask the court to rule that these patents are invalid, not infringed and/or should not be enforced. Under the America Invents Act, a third party may also have the option to challenge the validity of certain patents at the PTAB, whether they are accused of infringing our patents or not, and certain entities associated with hedge funds, pharmaceutical companies and other entities have challenged valuable pharmaceutical patents through the IPR process. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, there is a risk that a court will decide that these patents are not valid or not infringed or otherwise not enforceable, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. Furthermore, if such challenges to our rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing potential products, which could adversely affect our business and results of operations. In addition, we may challenge the patent or other intellectual property rights of third parties and if we are unsuccessful in actions we bring against the rights of such parties, through litigation or otherwise, and it is determined that we infringe the intellectual property rights of such parties, we may be prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those rights or develop or obtain alternative technologies, any of which could harm our business.
Risks Related to Our Operations, Managing Our Growth and Other Risks
Our business is currently being adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our commercialization efforts, supply chain, regulatory and clinical development activities and other business operations, in addition to the impact of a global economic slowdown.
Our business is currently being adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic. In accordance with guidance issued by the Centers for Disease Control and Prevention, the World Health Organization and local authorities, beginning in March 2020, we implemented a mandatory work-from-home policy for employees who can perform their jobs offsite. Our essential research, manufacturing and laboratory activities are ongoing, and we maintain a number of additional precautionary measures to protect these onsite employees, such as temperature checks, screening protocols, masks, social distancing, contact tracing and making testing available. However, if we are unable to obtain adequate supplies of personal protective equipment due to shortages or encounter other challenges related to the evolving COVID-19 pandemic, we may have to place or may experience additional limitations on our in person activities. In addition, our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. This could also increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. In addition, our oversight of third-party manufacturers is currently being conducted by virtual means, which may increase the chance of a manufacturing quality issue. Impacts related to the COVID-19 pandemic could materially and adversely affect our business, our ability to generate sales of and revenues from our approved products, and our ability to advance the development of our products and product candidates, as described elsewhere in this “Risk Factors” section. The magnitude of such impacts will depend, in large part, on the ultimate duration and severity of the evolving effects of the COVID-19 pandemic.

The effects of the COVID-19 pandemic continue to rapidly evolve. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, the current recession or additional market corrections resulting from the effects of the COVID-19 pandemic could materially affect our business and the value of our common stock. The extent to which the evolving effects of the COVID-19 pandemic impact our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease, including the effectiveness and timing of vaccination programs in the U.S. and worldwide. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, sales of our products, our clinical and regulatory activities, our research programs, healthcare systems or the global economy as a whole. However, these effects could materially and adversely affect our business, financial condition, results of operations and growth prospects. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affect our business, financial condition, results of operations and growth prospects, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section. It is also possible that future global pandemics could also occur and also materially and adversely affect our business, financial condition, results of operations and growth prospects.
If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.
We have experienced and expect to continue to experience significant growth in the number of our employees and in the scope of our operations, including in connection with our transition into a multi-product oncology company, our operation of a manufacturing facility and our continuing international expansion. In this regard, the anticipated continued growth of ADCETRIS, the continued launch and commercialization of PADCEV and TUKYSA in the U.S., the anticipated launch and commercialization of TUKYSA in Europe and the potential launch and commercialization of any other future approved products may require expansion of our sales force and commercial organization. We may need to commit significant additional funds, management and other resources to the growth of our commercial organization. In addition, our expansion in Europe also requires the expansion of other functions, including clinical development, drug safety, quality, finance and compliance. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner or at all, any of which could negatively impact our ability to successfully launch and commercialize a newly-approved product and harm the commercial potential of our current and any future approved products. In any event, this rapid growth and additional complexity places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. In particular, we are using new distribution channels for TUKYSA that require us to implement additional control systems to monitor inventory that has been purchased by specialty pharmacies and not yet dispensed to patients. A failure to correctly implement and monitor these new control systems could result in a control failure or error in our financial accounting. In addition, this growth places significant demands on our third party suppliers and they may not have the resources and personnel to adequately support our commercial plans and launch needs, including in regions outside the U.S. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies, control deficiencies, compliance issues or other problems. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. Likewise, we could experience limitations on our ability to recruit, hire and retain personnel at all levels of the organization as a result of the COVID-19 pandemic, and without reductions in the pace, scale or complexity of our business, this could result in strain on our staff, loss of talent, failure to capitalize fully on opportunities, control deficiencies and other challenges, which could adversely affect our business, financial condition, results of operations and prospects. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and capital resources. If we are unable to manage our growth effectively, or are unsuccessful in recruiting and retaining qualified management personnel, our business, financial condition, results of operations and prospects may be adversely affected.

Risks associated with our expanding operations in countries outside the U.S. could materially adversely affect our business.
We are expanding our operations internationally. We have an expanding number of subsidiaries in jurisdictions outside the U.S., including multiple subsidiaries in Europe, and we are building a commercial infrastructure in Europe and expanding our commercial infrastructure in Canada. Consequently, we are, and will increasingly be, subject to risks related to operating internationally. Risks associated with conducting operations internationally include:
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
•economic weakness, including inflation, or political or economic instability in particular economies and markets outside the U.S.;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;
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
•workforce uncertainty in countries where labor unrest is more common than in the U.S.; and
•laws and regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.
As a result of our expanding international operations, including potentially with respect to our commercial presence in Europe and expanding commercial infrastructure in Canada, our business and corporate structure has and will become substantially more complex. In addition, as a business, we do not have significant experience conducting operations outside of the U.S. and Canada. There can be no assurance that we will effectively manage the increased complexity and broader scope of our operations without experiencing operating inefficiencies, control deficiencies, compliance issues or other problems. Significant management time and effort will be required to effectively manage the increasing complexity and broader scope of our operations, and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, since a portion of the regulatory framework in the U.K. is derived from EU directives and regulations, Brexit, has had, and will continue to have, an impact upon the regulatory regime applicable to potential future marketing authorizations for ADCETRIS, PADCEV, TUKYSA and our product candidates. In particular, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the European Medicines Agency, and a separate marketing authorization will be required to market our product candidates in Great Britain. In addition, it is unclear what additional financial, trade, regulatory and legal implications the withdrawal of the U.K. from the EU. may have on us. These and other risks described elsewhere in these risk factors associated with expanding our international operations could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. In order to continue to commercialize our products, and advance the development and commercialization of our additional product candidates, we will be required to expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development, sales and marketing, both in the U.S. and in Europe. We continue to face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions, and with increasing reliance on remote work arrangements, the geographic market in which we compete for talent is expanding. Our failure to compete effectively in this area could negatively affect our sales of our current and any future approved products. To the extent we are not able to retain these individuals on favorable terms or attract any additional personnel that may be required, our business may be harmed. For example, we may not be successful in attracting or retaining key personnel necessary to effectively commercialize PADCEV and TUKYSA, build and operate a commercial infrastructure in Europe or to support the potential launch and commercialization of our product candidates, alone or jointly with our collaborators, if we receive regulatory approval. If our commercial organization is not appropriately sized or equipped to adequately market our current and any future approved products, the commercial potential of our current and any future approved products may be diminished, and our business and prospects for profitability may be adversely affected.
If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.
We rely on information technology systems to keep financial records, capture laboratory data, maintain clinical trial data, commercial sales data and corporate records, communicate with staff and external parties and operate other critical functions. The effects of the COVID-19 pandemic have intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely and our increased reliance on personnel working from home could increase our cybersecurity risk. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could delay or negatively impact the development and commercialization of our products and product candidates, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches, whether by employees or others, which may expose sensitive or personal data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, patients in our clinical trials, customers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, a security breach or privacy violation that leads to destruction, loss, alteration, unauthorized use or access, disclosure or modification of, personally identifiable information or personal data, could harm our reputation, compel us to comply with federal, state and/or international breach notification laws, subject us to mandatory corrective or regulatory action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, including the GDPR, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, a data security breach could result in loss of clinical trial data or damage to the integrity of that data. If we are unable to implement and maintain adequate organizational and technical measures to prevent such security breaches or privacy violations, or to respond adequately in the event of a breach, our operations could be disrupted, and we may suffer loss of reputation, problems with regulatory authorities, financial loss and other negative consequences. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny. In addition, security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
Risks Related to Our Financial Condition and Capital Requirements
Our operating results are difficult to predict and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.
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
•our ability to establish or demonstrate in the medical community the safety, efficacy or value of our products and their potential advantages compared to existing and future therapies in their approved indications, including in ADCETRIS’ frontline Hodgkin lymphoma and frontline PTCL indications, PADCEV’s FDA approved indication and TUKYSA’s FDA approved indication;
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
We have incurred substantial net losses in each of our years of operation, other than the year ended December 31, 2020. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting clinical trials of our products and product candidates as well as commercializing our products for the treatment of patients in their approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize tisotumab vedotin and our other product candidates. We may also pursue new operations or continue the expansion of our existing operations, including with respect the development of our commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. Accordingly, even though we reported net income for the year ended December 31, 2020 due to the collaboration and license agreement revenues related to the agreements we entered into with Merck during 2020, we nonetheless expect to incur net losses in the future and may not achieve sustained profitability for some time, if at all. Although we recognize revenue from product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our future operating results are difficult to predict. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.
We may need to raise additional capital that may not be available to us.
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, and support our development, manufacturing, commercialization, and planned global expansion, which may require us to raise additional capital. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to our development of a commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. Our commitment of resources to the continuing development, regulatory and commercialization activities for our products, the research, continued development and manufacturing of our product candidates, our pursuit of regulatory approvals for and preparing to potentially launch and commercialize our product candidates, and the anticipated expansion of our pipeline and operations may require us to raise additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:
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
During the past several years, domestic and international financial markets have experienced extreme disruption from time to time, including, among other things, high volatility and significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. Such adverse capital and credit market conditions could make it more difficult to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. For example, our ability to raise additional capital may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the evolving effects of the COVID-19 pandemic.
The potential future impairment of intangible assets and goodwill may negatively affect our results of operations and financial position.
As of December 31, 2020, we recorded $558.4 million of intangible assets, net and goodwill on our condensed consolidated balance sheet. Our intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
Risks Related to Our Common Stock
Our stock price is volatile and our shares may suffer a decline in value.
The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the year ended December 31, 2020, our closing stock price fluctuated between $95.75 and $211.93 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:
•the levels of ADCETRIS, PADCEV and TUKYSA product sales;
•announcements of FDA or other regulatory approval or non-approval of our products, including TUKYSA, or any of our product candidates or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process;
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
The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies, including in connection with the COVID-19 pandemic, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models or prospects of those companies. In this regard as a result of the risks and evolving effects of the COVID-19 pandemic, Brexit and/or significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing trade and healthcare spending and delivery outside the U.S., the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the market price of our common stock. In this regard, worsening economic conditions and other adverse impacts or developments relating to the evolving effects of the COVID-19 pandemic may negatively affect the market price of our common stock, regardless of our actual operating performance.
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
Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2020, we had 180,902,151 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.
Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us as of December 31, 2020, collectively beneficially owned approximately 26% of our common stock. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended, or the Securities Act, we would be obligated to effect such registration. In December 2020, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 47,366,602 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. Accordingly, we expect to register additional shares held by the Baker Entities for resale from time to time, including in certain cases, shares that we have previously registered for resale by the Baker Entities, whether in connection with the expiration of registration statements that we previously filed with the SEC or otherwise. If the Baker Entities, by exercise of these registration and/or underwriting rights and our registration of shares held by the Baker Entities for resale from time to time, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our registrations of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Our existing stockholders have significant control of our management and affairs.
Based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Exchange Act, and our outstanding shares of common stock as of December 31, 2020, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 62% of our voting power as of December 31, 2020. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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
General Risk Factors
Changes in tax laws or regulations may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, including as a result of the recent U.S. presidential and congressional elections, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. In addition, as we continue to expand our operations internationally, we may become increasingly subject to taxation in additional jurisdictions. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges, increase our future tax expense or otherwise have a material adverse effect on our business, cash flow, financial condition or results of operations.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our headquarters are in Bothell, Washington. Our Bothell campus comprises 11 leased buildings of office and warehouse space that we use for laboratory, discovery, research and development and general and administrative purposes, and a biologics manufacturing facility which we own. We also have leased space in Seattle, Washington, South San Francisco, California, Mississauga, Canada, Zug, Switzerland, and in several other European locations used for general and administrative purposes. All of our significant leases include renewal options. We believe that our real estate is currently adequate to meet our needs. As we continue to expand our operations, we may need to lease or purchase additional real estate.

Item 3. Legal Proceedings
The information set forth in Note 14 of the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “SGEN.” As of February 9, 2021, there were 181,164,446 shares of our common stock outstanding, which were held by approximately 60 holders of record.
Dividend Policy
We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.
Sales of Unregistered Securities and Issuer Repurchases of Securities
Other than as previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2020, there were no unregistered sales of equity securities by us during 2020. In addition, we did not repurchase any of our equity securities during 2020.
Stock Performance Graph
The table below shows the cumulative total return to our stockholders during the period from December 31, 2015 through December 31, 2020 in comparison to the indicated indexes. The results assume that $100 was invested on December 31, 2015 in our common stock and each of the indicated indexes, including reinvestment of any dividends.

$450
$400
$350
$300
$250
$200
$150
$100
$50
12/2015
12/2016
12/2017
12/2018
12/2019
12/2020
Seagen Inc.
Nasdaq Composite
Nasdaq Biotechnology

	December 31,
	2015	2016	2017	2018	2019	2020
Seagen Inc.	$100.00	$117.58	$119.21	$126.25	$254.59	$390.24
Nasdaq Composite	100.00	108.87	141.13	137.12	187.44	271.64
Nasdaq Biotechnology	100.00	78.65	95.67	87.19	109.08	137.90

This information under “Stock Performance Graph” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Seagen Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.
Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Comprehensive Income (Loss) data for the years ended December 31, 2020, 2019, and 2018, and Consolidated Balance Sheet data as of December 31, 2020 and 2019 have been derived from our audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Comprehensive Income (Loss) data for the years ended December 31, 2017 and 2016 and Consolidated Balance Sheet data as of December 31, 2018, 2017, and 2016 have been derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Years ended December 31,
	2020	2019	2018	2017	2016
	(a)	(b)	(c)
	(in thousands, except for per share amounts)
Consolidated Statements of Comprehensive Income (Loss) Data:
Revenues:
Net product sales	$1,000,598	$627,977	$476,903	$307,562	$265,766
Royalty revenues	126,756	138,491	83,440	66,056	67,455
Collaboration and license agreement revenues	1,048,182	150,245	94,357	108,632	84,926
Total revenues	2,175,536	916,713	654,700	482,250	418,147
Costs and expenses:
Cost of sales	217,720	43,952	88,293	54,118	42,317
Research and development	827,129	719,374	565,309	456,700	379,308
Selling, general and administrative	533,835	373,932	261,096	167,233	139,247
Total costs and expenses	1,578,684	1,137,258	914,698	678,051	560,872
Income (loss) from operations	596,852	(220,545)	(259,998)	(195,801)	(142,725)
Investment and other income, net	18,849	61,895	13,652	36,914	2,614
Income (loss) before income taxes	615,701	(158,650)	(246,346)	(158,887)	(140,111)
Income tax benefit (expense)	(2,031)	—	23,653	33,357	—
Net income (loss)	$613,670	$(158,650)	$(222,693)	$(125,530)	$(140,111)
Net income (loss) per share - basic	$3.51	$(0.96)	$(1.41)	$(0.88)	$(1.00)
Net income (loss) per share - diluted	$3.37	$(0.96)	$(1.41)	$(0.88)	$(1.00)
Shares used in computation of per share amounts - basic	174,834	165,498	157,655	143,174	140,746
Shares used in computation of per share amounts - diluted	182,287	165,498	157,655	143,174	140,746

	December 31,
	2020	2019	2018	2017	2016
	(a)	(b)	(c)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$2,660,250	$868,338	$459,866	$413,171	$618,974
Working capital	2,674,246	917,284	428,523	409,932	586,132
Total assets	4,000,906	2,205,866	1,503,329	877,949	838,396
Stockholders’ equity	3,488,100	1,876,287	1,273,943	677,569	634,087
(a)In October 2020, we closed the sale of the shares pursuant to the Purchase Agreement, and issued 5,000,000 shares of our common stock to Merck at a purchase price of $200 per share, for proceeds of $1.0 billion. As a result, we recorded $749.9 million in stockholders’ equity on our consolidated balance sheet and recognized the $250.1 million premium attributed to the Purchase Agreement in collaboration and license agreement revenues for the year ended December 31, 2020.
(b)In July 2019, we completed an underwritten public offering of 8,214,286 shares of our common stock at a public offering price of $70.00 per share. The offering resulted in net proceeds to us of $548.7 million.
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
(c)In March 2018, we acquired Cascadian Therapeutics, Inc., or Cascadian, for a total purchase price of approximately $614.1 million. Cascadian was included in our results of operations, along with the estimated fair values of the assets acquired and liabilities assumed in the acquisition, as of the acquisition date.
In February 2018, we completed an underwritten public offering of 13,269,230 shares of our common stock at a public offering price of $52.00 per share. The offering resulted in net proceeds to us of $658.2 million. The primary use of the net proceeds received from the offering was the fund the Cascadian acquisition.
On January 1, 2018, we adopted ASC Topic 606--Revenue from Contracts with Customers. We recorded a $26.6 million cumulative effect adjustment to decrease the accumulated deficit as of January 1, 2018. We used the modified retrospective method transition option, which permitted us not to restate the comparative periods presented. For additional information, refer to Note 2 of the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.
On January 1, 2018, we adopted Accounting Standards Update, or ASU, “ASU 2016-01, Financial Instruments: Overall,” which required, among other items, that changes in the fair value of equity securities be recorded in income or loss rather than accumulated other comprehensive income or loss in stockholders’ equity. We recognized a $64.1 million cumulative effect adjustment to decrease the accumulated deficit as of January 1, 2018. We used the modified retrospective method transition option, which permitted us not to restate the comparative periods presented. For additional information, refer to the heading “Investments” in Note 1 of the Notes to the Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.

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
Overview
Seagen is a biotechnology company that develops and commercializes targeted therapies to treat cancer. We are commercializing ADCETRIS for the treatment of certain CD30-expressing lymphomas, PADCEV for the treatment of certain metastatic urothelial cancers, and TUKYSA for treatment of certain metastatic HER2-positive breast cancers. We are also advancing a pipeline of novel therapies for solid tumors and blood-related cancers designed to address unmet medical needs and improve treatment outcomes for patients. Many of our programs, including ADCETRIS and PADCEV, are based on our antibody-drug conjugate, or ADC, technology that utilizes the targeting ability of monoclonal antibodies to deliver cell-killing agents directly to cancer cells. In October 2020, we changed our corporate name from Seattle Genetics, Inc. to Seagen Inc., reflecting the global expansion of our operations.
2020 highlights and recent developments
Corporate
•Reported net product sales of $1 billion for full year 2020.
•Entered into oncology collaborations with Merck under which we received $725 million in upfront payments and $1 billion through an equity investment by Merck.
•Continued to make strategic investments in our pipeline, commercial launches, infrastructure, and headcount to support our future growth.

ADCETRIS
•Reported the five-year update of the phase 3 ECHELON-1 clinical trial which showed treatment with ADCETRIS in combination with AVD resulted in superior long-term outcomes when compared to ABVD, which includes bleomycin, in frontline advanced Hodgkin lymphoma.
•Expanded clinical program including initiation of phase 3 trial in relapsed and refractory diffuse large B-cell lymphoma and expanded a trial in frontline Hodgkin lymphoma to evaluate stage I and II patients.
•Expanded indication approved in the European Union and first approval in China for our partner Takeda.

PADCEV
•Commercial launch with Astellas, for patients with previously treated metastatic urothelial cancer, following FDA approval in December 2019.

•Announced positive topline results from EV-301 phase 3 trial showing that PADCEV significantly improved overall survival in previously treated metastatic urothelial cancer patients. Data to support global marketing applications.
•Announced positive topline results from second cohort of EV-201 pivotal trial. Data to support additional indication in the U.S.
•Initiated EV-302 phase 3 trial in first-line metastatic urothelial cancer in combination with pembrolizumab.
•Received breakthrough therapy designation in first-line advanced urothelial cancer for PADCEV in combination with pembrolizumab.

TUKYSA
•Commercial launch following FDA approval for patients with previously treated metastatic HER2-positive breast cancer, including patients with brain metastases in April 2020.
•Received ex-U.S. regulatory approvals in Australia, Canada, Singapore and Switzerland under the Project Orbis initiative of the FDA Oncology Center of Excellence.
•Received marketing authorization in the European Union in February 2021.
•Entered into exclusive license and co-development agreement with Merck to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe.

Pipeline
•Announced positive results from tisotumab vedotin pivotal trial in patients with previously treated recurrent or metastatic cervical cancer. Data used to support approval application submitted in the U.S. in February 2021.
•Entered into a global co-development and co-commercialization agreement with Merck for our drug candidate ladiratuzumab vedotin.
•Initiated phase 1 trials of two novel drug candidates, SGN-B6A and SEA-TGT.

Also refer to Part I Item 1 “Business” for more information about our products, pipeline, technologies, research programs, and future plans for our clinical programs, including recent key business achievements.
Outlook
We recognize revenue from ADCETRIS product sales in the U.S. and Canada, and PADCEV and TUKYSA products sales in the U.S. While we anticipate that sales of ADCETRIS will increase in 2021 as compared to 2020, we have experienced and expect continued impacts associated with the COVID-19 pandemic, which appear to be reducing the rate of Hodgkin lymphoma diagnoses, and an increase in gross-to-net deductions that we believe is due to a shift in the locations where ADCETRIS is administered, which has increased the proportion of ADCETRIS sales through the federal 340B drug discount program. We expect that, going forward, our ability to maintain or continue to grow our ADCETRIS sales, if at all, will depend primarily on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in its approved indications, including in the frontline Hodgkin lymphoma indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS. Other important factors affecting our ADCETRIS sales include the incidence flow of patients eligible for treatment in ADCETRIS’ approved indications, the extent to which coverage and adequate levels of reimbursement for ADCETRIS are available from governments and other third-party payors, the impact of any healthcare reform measures that may be upheld, or adopted in the future, including measures that could result in more rigorous coverage criteria or reduce the price that we receive for ADCETRIS, increasing competition from competing therapies including pembrolizumab in multiple indications, including in the relapsed or refractory classical Hodgkin lymphoma indication, impacts resulting from the evolving effects of the COVID-19 pandemic including lower diagnosis rates, and the potential future approval of ADCETRIS in any additional indications. For these reasons, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. In addition, as a result of these and other factors, our future ADCETRIS product sales can be difficult to accurately predict from period to period.
Our ability to realize the anticipated benefits from our investment in PADCEV is subject to a number of risks and uncertainties, including our and Astellas’ ability to successfully jointly market and commercialize PADCEV in the U.S. in its approved indication, the extent to which we and Astellas are able to obtain regulatory approvals of PADCEV in additional indications in the U.S., including in the frontline metastatic urothelial cancer setting, and in territories outside the U.S., our ability and Astellas’ ability to successfully comply with rigorous post-marketing requirements, including obtaining the FDA’s agreement as to the confirmation of clinical benefit of PADCEV based on the results of the EV-301 clinical trial, the acceptance of PADCEV by the medical community and patients, the extent to which physicians make prescribing decisions with respect to PADCEV, the incidence flow of patients eligible for treatment in PADCEV’s approved indication, the duration of therapy for patients receiving PADCEV, the extent to which coverage and adequate levels of reimbursement for PADCEV are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for PADCEV, potential competition from competing therapies, the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, as a result of these and other factors, including the lack of significant historical sales data, PADCEV sales are currently difficult to predict from period to period.
Our ability to realize the anticipated benefits of our investment in TUKYSA is subject to a number of risks and uncertainties, including our and Merck’s ability to successfully launch, market and commercialize TUKYSA in our respective territories in its approved indication, the extent to which we and Merck are able to obtain regulatory and other required governmental and pricing and reimbursement approvals of TUKYSA in additional territories, the extent to which we and Merck are able to obtain regulatory approvals of TUKYSA in additional indications, including earlier lines of breast cancer and other HER2-positive cancers, the acceptance of TUKYSA by the medical community and patients, competition from other therapies, our and Merck’s ability to accurately predict and supply product demand, the extent to which coverage and reimbursement will be available from governments and other third-party payors, our capacity to effectively commercialize a product outside of the U.S., the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, as a result of these and other factors, including the lack of significant historical sales data, TUKYSA sales are currently difficult to predict from period to period.
The biopharmaceutical industry and the markets in which we operate are intensely competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. Drug prices are under significant scrutiny and we expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. For example, in July 2020, then-President Trump announced four Executive Orders related to reducing prescription drug prices and we expect that drug pricing will continue to be subject to close scrutiny by federal, state and foreign governments. In addition to pricing actions and other measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, our sales and operations could also be affected by other risks of doing business internationally.
We expect that amounts received from our collaboration agreements, including royalties, will continue to be an important source of our revenues and cash flows. These revenues and cash flows will be impacted by future development funding and the achievement of development, clinical and commercial success by our collaborators under our existing collaboration and license agreements, as well as by entering into potential new collaboration and license agreements.
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

We are closely evaluating the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates. While our field-based personnel are engaging in limited in-person interactions, they are primarily using electronic communication, such as emails, phone calls and video conferences. Many healthcare professionals that we normally call on are working a greater proportion of their working schedule from home and are facing additional demands on their time during the ongoing COVID-19 pandemic. We are experiencing increased competition for virtual appointments with healthcare professionals and a significant reduction in the number of interactions our sales personnel are having with physicians. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators, as well as physician awareness of our products. With respect to PADCEV and TUKYSA specifically, we have not launched a product using primarily virtual communication channels in the past and cannot predict the effects that this approach will ultimately have on demand for PADCEV or TUKYSA. However, we believe that the need to conduct these activities virtually is negatively impacting our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. We face a number of challenges that will limit our ability to fully resume in-person interactions for the foreseeable future, including increasing COVID-19 infection rates in many states, the potential for more severe outbreaks, the need to navigate varying restrictions for entering healthcare facilities and employee childcare obligations during virtual school sessions. In addition, the effects of the COVID-19 pandemic continue to evolve rapidly, and we may subsequently be forced to, or subsequently determine that we should, resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection or hospitalization rates or otherwise. Moreover, the long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. COVID-19 related restrictions could also present product distribution challenges as we utilize recently initiated distribution channels for TUKYSA. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety. The evolving effects of the COVID-19 pandemic may also negatively affect our product sales due to challenges in patient access to healthcare settings, significant increases in unemployment and the resulting loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs, some or all of which appear to be affecting diagnosis rates and may affect side effect management, course of treatment and increase enrollment in our patient support programs. With respect to ADCETRIS specifically, impacts associated with the COVID-19 pandemic appear to be reducing the rate of Hodgkin lymphoma diagnoses. In addition, we have experienced lower than expected levels of our research and development spending, in part as a result of the COVID-19 pandemic. This includes some delays in clinical trial enrollment as well as reduced travel due to the conversion of medical and scientific meetings to virtual format. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, there may be some impacts to our clinical study timelines, which, depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, could ultimately delay data availability. In addition, many of our non-essential on-site research activities are currently significantly reduced as a result of the COVID-19 pandemic, which may negatively impact the number of investigational new drug application, or IND, candidates entering our clinical pipeline in future years. The extent to which the risks and evolving effects of the COVID-19 pandemic impact our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease, including the effectiveness and timing of vaccine programs in the U.S. and worldwide.
Because of the above and other factors, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary
For 2020, our total revenues increased to $2.2 billion, compared to $916.7 million in 2019. This growth was driven by $975.2 million collaboration and license agreement revenues recognized related to the agreements we entered into with Merck during 2020, the U.S. launches of PADCEV beginning in December 2019 and TUKYSA in April 2020, respectively, as well as higher ADCETRIS net product sales.
For 2020, total costs and expenses increased to $1.6 billion, compared to $1.1 billion in 2019. This primarily reflected higher cost of sales, higher selling, general and administrative expenses, and higher research and development expenses.
As of December 31, 2020, we had $2.7 billion in cash, cash equivalents and investments and $3.5 billion in total stockholders’ equity.
Comparability
We adopted ASC Topic 842—Leases on January 1, 2019, resulting in a change to our accounting policy for leases. We recorded a liability to make lease payments and a right-of-use asset representing our right to use the underlying assets for the applicable lease terms in our consolidated balance sheet at January 1, 2019. We used the modified retrospective method transition option. Accordingly, 2018 comparative information has not been adjusted and continues to be reported under previous accounting standards. For additional information, refer to Note 3 of the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.
In 2018, we acquired Cascadian for $10.00 per share in cash, or approximately $614.1 million. Cascadian was included in our results of operations as of the acquisition date. Accordingly, the results discussed below were impacted by the timing of this acquisition. For additional information, refer to Note 4 of the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.
In addition, the section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 6, 2020.

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

We apply significant judgment to our estimates in the following revenue recognition areas, each as discussed in more detail in the corresponding sections after this list:
•Net product sales - sales deductions related to government-mandated rebates and chargebacks, such as for the Medicaid and 340B programs
•Collaboration and license agreement revenues - assessing the probability of future reversal of variable consideration and evaluating whether contractual obligations represent distinct performance obligations
•Royalty revenues - estimating Takeda's net sales of ADCETRIS to the extent actual information is not available
Net product sales
We sell ADCETRIS, PADCEV and TUKYSA through a limited number of specialty distributors and specialty pharmacies. We and our collaboration partner Astellas jointly promote PADCEV in the U.S. Under the joint promotion in the U.S., we record net sales of PADCEV and are responsible for all distribution through a limited number of specialty distributors. The delivery of our products represents a single performance obligation for these transactions and we record net product sales at the point in time when title and risk of loss pass. The transaction price for net product sales represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to-date. These estimates involve a substantial degree of judgment. We have applied a portfolio approach as a practical expedient for estimating net product sales.
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
Distribution fees, product returns and other deductions: Our distributors charge a volume-based fee for distribution services that they perform for us. We allow for the return of product that is within a specified number of days of its expiration date or that is damaged. We estimate product returns based on our experience to-date using the expected value approach. We provide financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance amounts through our patient support programs. Estimated contributions for commercial coinsurance under SeaGen Secure are deducted from gross sales and are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect our actual experience.

Royalty revenues
Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties that relate predominantly to the license of intellectual property. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on annual net sales tiers. Takeda bears a portion of low single digit third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Amounts owed to our third-party licensors related to Takeda’s sales of ADCETRIS are recorded in cost of sales. These amounts are recognized in the period in which the related sales by Takeda occur. Royalty revenues also reflect amounts from Genentech, Inc., a member of the Roche Group, or Genentech, earned on net sales of Polivy, and amounts from GlaxoSmithKline earned on net sales of Blenrep.
Collaboration and license agreement revenues
We have collaboration and license agreements for our technology with a number of biotechnology and pharmaceutical companies. Under these agreements, we typically receive or are entitled to receive upfront cash payments and progress- and sales-dependent milestones for the achievement by our licensees of certain events, and annual maintenance fees and support fees for research and development services and materials provided under the agreements. We also are entitled to receive royalties on net sales of any resulting products incorporating our technology. Our licensees are solely responsible for research, product development, manufacturing and commercialization of any product candidates under these collaborations, which includes the achievement of the potential milestones. Since we may not take a substantive role or control the research, development or commercialization of any products generated by some of our licensees, we may not able to reasonably estimate when, if at all, any potential future milestone payments or royalties may be payable to us by our licensees. As such, the potential future milestone payments associated with certain of our collaboration and license agreements involve a substantial degree of uncertainty and risk that they may never be received.
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
We have concluded that the license of intellectual property in certain collaboration and license agreements is not distinct from the perspective of our customers at the time of initial transfer, since we often do not license intellectual property without related technology transfer and research and development support services. Such evaluation requires significant judgment since it is made from the customer's perspective. Our performance obligations under our collaborations may include such things as providing intellectual property licenses, performing technology transfer, performing research and development consulting services, providing reagents, ADCs, and other materials, and notifying the customer of any enhancements to licensed technology or new technology that we discover, among others. We determined our performance obligations under certain collaboration and license agreements as evaluated at contract inception were not distinct and represented a single performance obligation. For those agreements, revenue is recognized using a proportional performance model, representing the transfer of goods or services as activities are performed over the term of the agreement. Upfront payments are also amortized to revenue over the performance period. Upfront payment contract liabilities resulting from our collaborations do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by us. For agreements beyond the initial performance period, we have no remaining performance obligations. We may receive license maintenance fees and potential milestones and royalties based on collaborator development and regulatory progress, which are recorded in the period achieved in the case of milestones, and during the period of the related sales for royalties.

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
Accrued Liabilities. As part of the process of preparing financial statements, we estimate accrued liabilities. This process involves identifying services that have been performed on our behalf and estimating the level of services performed and the associated costs incurred for such services where we have not yet been invoiced or otherwise notified of actual cost. We record these estimates in our consolidated financial statements as of each balance sheet date. Examples of estimated accrued liabilities include amounts due to contract research organizations and other costs in conjunction with clinical trials, amounts due in conjunction with manufacturing our product candidates, third-party royalties that accrue on our sales of our marketed products, and professional service fees, among other items.
In accruing service fees, we estimate the time period over which services will be provided and the level of effort in each period. If the actual timing of the provision of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. In the event that we do not identify costs that have been incurred or we under or overestimate the level of services performed or the costs of such services, our actual liabilities would differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. We make judgments based upon the facts and circumstances known to us at the time.

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
Income Taxes. We have net deferred tax assets which are offset by a valuation allowance due to our determination that it is more likely than not that the deferred tax assets will not be realized. We believe that a valuation allowance is appropriate as we have a history of net operating losses. In the event we were to determine that we would be able to realize our net deferred tax assets in the future, an adjustment to the valuation allowance would be made, a portion of which would increase income (or decrease losses) in the period in which such a determination was made. We follow the guidance related to accounting for uncertainty in income taxes, which requires the recognition of an uncertain tax position when it is more likely than not to be sustainable upon audit by the applicable taxing authority.

Results of Operations - Years Ended December 31, 2020, 2019, and 2018
Net product sales

				Percentage change
(dollars in thousands)	2020	2019	2018	2020/2019	2019/2018
ADCETRIS	$658,577	$627,733	$476,903	5%	32%
PADCEV	222,436	244	—	NM	NM
TUKYSA	119,585	—	—	NM	NM
Net product sales	$1,000,598	$627,977	$476,903	59%	32%
NM: No amount in comparable period or not a meaningful comparison.
Our net product sales grew 59% during 2020 as compared to 2019, primarily driven by recent product launches of PADCEV and TUKYSA. We began commercializing PADCEV and TUKYSA following FDA approvals in December 2019 and April 2020, respectively. ADCETRIS net product sales increased in 2020 from 2019 due to higher sales volumes and the effect of price increases during the current year period.
We expect growth in net product sales in 2021 from 2020 to be primarily driven by sales growth of TUKYSA and PADCEV, and to a lesser extent, ADCETRIS.

Gross-to-net deductions, net of related payments and credits, were as follows:

	December 31, 2020			December 31, 2019			December 31, 2018
(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total	Rebates and chargebacks	Distribution fees, product returns and other	Total	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance, beginning of year	$38,084	$7,519	$45,603	$26,968	$5,604	$32,572	$14,374	$3,521	$17,895
Provision related to current year sales	358,238	28,724	386,962	253,702	15,298	269,000	179,394	11,717	191,111
Adjustments for prior period sales	(1,341)	—	(1,341)	(392)	(464)	(856)	440	(478)	(38)
Payments/credits for current year sales	(319,444)	(18,886)	(338,330)	(217,905)	(11,349)	(229,254)	(155,581)	(8,248)	(163,829)
Payments/credits for prior year sales	(31,344)	(1,668)	(33,012)	(24,289)	(1,570)	(25,859)	(11,659)	(908)	(12,567)
Balance, end of year	$44,193	$15,689	$59,882	$38,084	$7,519	$45,603	$26,968	$5,604	$32,572
Government-mandated rebates and chargebacks are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during 2020 and 2019 as a result of price increases for ADCETRIS that we instituted that exceeded the rate of inflation. The most significant portion of our gross-to-net accrual balances as of December 31, 2020 and 2019 was for ADCETRIS Medicaid rebates. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2021 as compared to 2020, driven by anticipated growth in our gross product sales.

Royalty revenues
Royalty revenues primarily reflect royalties earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on annual net sales tiers. Takeda bears third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Royalty revenues also reflect, to a lesser extent, amounts from Genentech earned on net sales of Polivy beginning in 2019, and amounts from GlaxoSmithKline earned on net sales of Blenrep beginning in August 2020, both of which utilizes technology that we have licensed to them.

				Percentage change
(dollars in thousands)	2020	2019	2018	2020/2019	2019/2018
Royalty revenues	$126,756	$138,491	$83,440	(8)%	66%

Royalty revenues decreased in 2020 as compared to 2019 due to Takeda's achievement of a $40.0 million sales-based milestone during 2019, offset in part by 2020 growth in Takeda net sales of ADCETRIS in its territories, as well as higher Roche net sales of Polivy.
We expect that royalty revenues will increase in 2021 as compared to 2020 primarily due to higher royalties from anticipated growth in ADCETRIS sales volume by Takeda, as well as anticipated sales growth of our other licensees.

Collaboration and license agreement revenues
Collaboration and license agreement revenues reflect amounts earned under certain of our license and collaboration agreements. These revenues reflect the earned portion of license fees, payments received by us for technology access and maintenance fees, milestone payments and reimbursement payments for research and development support that we provide to our collaborators.
Collaboration and license agreement revenues by collaborator were as follows:

				Percentage change
(dollars in thousands)	2020	2019	2018	2020/2019	2019/2018
Merck	$975,150	$—	$—	NM	NM
Takeda	32,107	108,175	58,605	(70)%	85%
Other	40,925	42,070	35,752	(3)%	18%
Collaboration and license agreement revenues	$1,048,182	$150,245	$94,357	598%	59%
NM: No amount in comparable period or not a meaningful comparison.

Collaboration and license agreement revenues from Merck included license revenues of $725.0 million related to the collaboration agreements for LV and TUKYSA that were entered into in 2020, as well as a stock purchase premium paid by Merck of $250.1 million. Refer to Note 11 of the Notes to Consolidated Financial Statements included in Part II Item 8 for additional information.
Collaboration revenues from Takeda fluctuate based on changes in the recognized portion of reimbursement funding under the ADCETRIS collaboration, which are impacted by the activities each party is performing under the collaboration agreement at a given time. For example, when Takeda’s level of spending on clinical collaboration activities increases above our own, our earned portion of reimbursement funding generally decreases. Additionally, we receive reimbursement for the cost of drug product supplied to Takeda for its use, the timing of which fluctuates based on Takeda’s product supply needs. Collaboration revenues from Takeda can also fluctuate based on the achievement of milestones by Takeda. Collaboration revenues from Takeda in 2020 decreased compared to 2019, primarily as a result of two regulatory milestones achieved in 2019 totaling $37.5 million, which were related to approvals of ADCETRIS in frontline Hodgkin lymphoma, and the completion of the Takeda performance period in November 2019.
Other collaboration revenues declined slightly in 2020 as compared to 2019 due to recognition of $20.0 million license and collaboration agreement revenues from BeiGene, Ltd., or BeiGene, in 2019, as well as development milestones received from GSK and Genentech in 2019, offset in part by two regulatory milestones achieved by GSK and a development milestone achieved by AbbVie in 2020.
We expect our collaboration and license agreement revenues in 2021 to significantly decrease compared to 2020, driven by the amounts recognized related to the Merck Agreements in 2020. Our collaboration and license agreement revenues are impacted by the term and duration of those agreements and by progress-dependent milestones, annual maintenance fees, and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved and our ability to enter into potential additional collaboration and license agreements.
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
Genmab tisotumab vedotin collaboration
We have an agreement with Genmab to develop and commercialize ADCs for the treatment of several types of cancer, under which we previously exercised a co-development option for tisotumab vedotin. In October 2020, we and Genmab entered into a joint commercialization agreement to govern the global commercialization of tisotumab vedotin, if we are successful in obtaining any regulatory approvals of tisotumab vedotin. Costs associated with co-development activities are included in research and development expense.
Merck LV collaboration
In September 2020, we entered into the LV Agreement with a subsidiary of Merck. We are pursuing a broad joint development program evaluating LV as monotherapy and in combination settings, including with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in triple-negative breast cancer, hormone receptor-positive breast cancer and other LIV-1-expressing solid tumors. Under the terms of the LV Agreement, we granted Merck a co-exclusive worldwide development and commercialization license for LV, and agreed to jointly develop and commercialize LV on a worldwide basis. We received an upfront cash payment of $600.0 million, and we are eligible to receive up to $850.0 million in milestone payments upon the initiation of certain clinical trials and regulatory approval in certain major markets, and up to an additional $1.8 billion in milestone payments upon the achievement of specified annual global net sales thresholds of LV. Each company is responsible for 50% of global costs to develop and commercialize LV and will receive 50% of potential future profits. In connection with the LV Agreement, we entered into a stock purchase agreement with Merck in September 2020, pursuant to which we agreed to issue and sell, and Merck agreed to purchase 5,000,000 newly-issued shares of our common stock, at a purchase price of $200 per share, for an aggregate purchase price of $1.0 billion, referred to as the Purchase Agreement. We closed the Purchase Agreement on October 27, 2020 following the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
We recognized license revenue of $850.1 million during the year ended December 31, 2020 associated with the LV and Stock Purchase Agreements, and we recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses.
Merck TUKYSA collaboration
In September 2020, we entered into the TUKYSA Agreement with a subsidiary of Merck. We granted exclusive rights to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe. Under the terms of the TUKYSA Agreement, Merck is responsible for marketing applications for approval in its territory, supported by the positive results from the HER2CLIMB clinical trial. We retained commercial rights in, and will record sales in, the U.S., Canada and Europe. Merck is also co-funding a portion of the TUKYSA global development plan, which encompasses several ongoing and planned trials across HER2-positive cancers. We will continue to lead ongoing TUKYSA global development operational execution. Merck will solely fund and conduct country-specific clinical trials necessary to support anticipated regulatory applications in its territories. We received an upfront cash payment from Merck of $125.0 million and also received $85.0 million in prepaid research and development funding to be applied to Merck’s global development cost sharing obligations. We are eligible to receive progress-dependent milestone payments of up to $65.0 million, and are entitled to receive tiered royalties on sales of TUKYSA by Merck that begin in the low twenty percent range and escalate based sales volume by Merck in its territory. We owe Array a portion of any non-royalty payments received from sublicensing TUKSYA rights, as well as a low double-digit royalty based on net sales of TUKYSA by us, and will owe a single-digit royalty based on net sales of TUKYSA by Merck in its territories.
We recognized license revenue of $125.0 million during the year ended December 31, 2020 associated with the TUKYSA Agreement, and we recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses. Sales of TUKYSA drug product supplied is included in collaboration and license agreement revenues. The prepayment received for global development cost-sharing was recorded as a co-development liability in accrued liabilities and other or other long-term liabilities on our consolidated balance sheet as of December 31, 2020. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our consolidated statements of net income (loss). As of December 31, 2020, $80.9 million was recorded as the remaining co-development liability.
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
As of December 31, 2020, the remaining potential milestone payments to us under our other ADC license and collaboration agreements could total approximately $1.6 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.9 billion relates to the achievement of development and regulatory milestones, and approximately $0.7 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any potential future milestone payments or royalties may be payable by our collaborators. Successfully developing a product candidate, obtaining regulatory approval and ultimately commercializing it is a significantly lengthy and highly uncertain process which entails a significant risk of failure. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result and have resulted in a collaborator abandoning or delaying development of its product candidates. As such, the potential future milestone payments associated with our ADC collaboration agreements involve a substantial degree of risk and may never be received. Accordingly, we do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above, and it is possible that we may never receive any additional significant milestone payments under these agreements.

Cost of sales
Cost of sales includes manufacturing and distribution costs of product sold, gross profit share with Astellas pursuant to our PADCEV collaboration, amortization of acquired technology license costs, royalties owed on our PADCEV net product sales and global ADCETRIS and TUKSYA net product sales.

				Percentage change
(dollars in thousands)	2020	2019	2018	2020/2019	2019/2018
Cost of sales	$217,720	$43,952	$88,293	395%	(50)%
Cost of sales increased in 2020 as compared to 2019, driven by the Astellas gross profit share related to PADCEV net product sales, a payment owed to a third-party technology licensor resulting from the TUKSYA Agreement, amortization expense associated with acquired TUKSYA technology costs, and in-licensing royalties owed on PADCEV and TUKYSA net product sales. The gross profit share with Astellas totaled $104.6 million for the year ended December 31, 2020. We recorded amortization expense of $16.3 million for acquired TUKYSA technology costs during the year ended December 31, 2020, which began following FDA approval of TUKYSA in April 2020.
We expect cost of sales to increase in 2021 as compared to 2020 as a result of the net product sales growth of our commercial-stage drugs. This includes cost of product sales for PADCEV and the gross profit share with Astellas under our collaboration. Growth will also be driven by the full-year 2021 amortization of acquired TUKYSA technology costs. The increase in cost of sales will also reflect expected growth in ADCETRIS net product sales. Cost of sales includes a low-single digit royalty on global net sales of ADCETRIS, a mid-single digit royalty on our net sales of PADCEV, and a low double-digit royalty on global net sales of TUKYSA. Cost of sales for PADCEV and TUKYSA in 2021 will be partially reduced by the use of product inventory that was manufactured prior to FDA approval, and previously charged to research and development expense.

Research and development

				Percentage change
(dollars in thousands)	2020	2019	2018	2020/2019	2019/2018
Research and clinical development	$581,496	$497,986	$397,429	17%	25%
Process sciences and manufacturing	245,633	221,388	167,880	11%	32%
Total research and development	$827,129	$719,374	$565,309	15%	27%
Certain prior year balances have been reclassified within research and development expenses to conform to current year presentation.
Research and clinical development expenses include personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase in 2020 as compared to 2019 primarily reflected higher employee-related costs and external development costs mainly to support our early- and late-stage pipeline of product candidates.
Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of drug product used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase in 2020 compared to 2019 primarily reflected higher employee-related costs and external development costs primarily to support our early- and late-stage pipeline of product candidates, as well as higher costs for drug product supplied to Takeda.
We utilize our employee and infrastructure resources across multiple research and development projects. We track human resource efforts expended on many of our programs for purposes of billing our collaborators for time incurred at agreed upon rates and for resource planning. We do not account for actual costs on a project basis as it relates to our infrastructure, facility, employee and other indirect costs; however, we do separately track significant third-party costs including clinical trial costs, manufacturing costs and other contracted service costs on a project basis. To that end, the following table shows third-party costs incurred for research, contract manufacturing of our product candidates and clinical and regulatory services, as well as development milestone payments for in-licensed technology for our products and certain of our clinical-stage product candidates. The table also presents other costs and overhead consisting of third-party costs for our preclinical stage programs, as well as personnel, facilities, manufacturing, and other indirect costs not directly charged to development programs.

				Percentage change		5 years ended
(dollars in thousands)	2020	2019	2018	2020/2019	2019/2018	December 31, 2020
ADCETRIS (brentuximab vedotin)	$55,530	$45,151	$40,435	23%	12%	$294,082
TUKYSA (tucatinib)	73,142	84,276	40,739	(13)%	107%	198,157
PADCEV (enfortumab vedotin-ejfv)	35,563	36,186	24,943	(2)%	45%	123,134
Tisotumab vedotin	28,102	30,423	22,253	(8)%	37%	86,799
Ladiratuzumab vedotin	14,320	23,178	24,523	(38)%	(5)%	85,225
Other clinical stage programs	35,174	38,103	36,656	(8)%	4%	271,508
Total third-party costs for clinical stage programs	241,831	257,317	189,549	(6)%	36%	1,058,905
Other costs and overhead	585,298	462,057	375,760	27%	23%	1,888,909
Total research and development	$827,129	$719,374	$565,309	15%	27%	$2,947,814

Third-party costs for ADCETRIS increased in 2020 as compared to 2019 primarily due to increased activities associated with our ongoing ADCETRIS clinical trials. The cost of drug product supplied to Takeda is charged to research and development expense. We are reimbursed for the drug product, which is included in collaboration and license agreement revenues.
Third-party costs for TUKYSA decreased in 2020 as compared to 2019, primarily due to lower clinical supply expenses. Following the approval of TUKYSA in April 2020, we began capitalizing inventory costs manufactured for commercial sale.
Third-party costs for PADCEV decreased slightly in 2020 as compared to 2019, due to the timing of our ongoing clinical trials.
Third-party costs for tisotumab vedotin decreased in 2020 as compared to 2019, due to the timing of our and Genmab's ongoing clinical trials.
Third-party costs for ladiratuzumab vedotin decreased in 2020 as compared to 2019, primarily due to lower research and clinical development expenses as well as cost-sharing reimbursements received from Merck in 2020 related to the LV Agreement.
Third-party costs for other clinical stage programs were related to multiple earlier-stage development programs and were relatively consistent across 2020 and 2019.
Other costs and overhead include third-party costs of our preclinical programs and costs associated with personnel and facilities. These costs increased in 2020 as compared to 2019 due primarily to due to the addition of new preclinical programs and higher employee-related expenses from headcount growth.
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
We anticipate that our total research and development expenses in 2021 will increase compared to 2020 primarily due to higher costs for the continued development of our approved products and product candidates.

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

Selling, general and administrative

				Percentage change
(dollars in thousands)	2020	2019	2018	2020/2019	2019/2018
Selling, general and administrative	$533,835	$373,932	$261,096	43%	43%
Selling, general and administrative expenses increased in 2020 and 2019 as compared to prior years primarily due to increased field sales personnel and external spend to support our recently commercialized products, and higher infrastructure costs to support our continued growth in the U.S. and Europe.
We anticipate that selling, general and administrative expenses will increase in 2021 as compared to 2020 as we continue our commercial activities in support of our products, and invest in infrastructure to support our continued growth in the U.S. and Europe.

Investment and other income, net

				Percentage change
(dollars in thousands)	2020	2019	2018	2020/2019	2019/2018
Gain on equity securities	$11,604	$50,124	$7,336	(77)	NM
Investment and other income, net	7,245	11,771	6,316	(38)%	86%
Total investment and other income, net	$18,849	$61,895	$13,652	(70)	353%
NM: No amount in comparable period or not a meaningful comparison.
Investment and other income, net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities (which primarily include common stock holdings in Immunomedics prior to the sale of these securities in April 2020), realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
The gain on equity securities in the year ended December 31, 2020 was primarily driven by a realized gain in April 2020 from the sale of our equity securities, offset in part by an unrealized loss on equity securities during the first quarter of 2020.
Investment income reflects amounts earned on our investments in U.S. Treasury securities. Investment income decreased in 2020 compared to 2019 due to due to lower average yields on our investment portfolio during 2020.

Income taxes

				Percentage change
(dollars in thousands)	2020	2019	2018	2020/2019	2019/2018
Income tax benefit (expense)	$(2,031)	$—	$23,653	NM	NM
NM: No amount in comparable period or not a meaningful comparison.
We generated pre-tax income of $615.7 million in 2020 as the result of the Merck agreements entered into during 2020. For the year ended December 31, 2020, we recorded a provision for income taxes of $2.0 million, consisting primarily of current state income taxes. We utilized net operating loss carryforwards to offset the federal tax liability.

We did not generate pre-tax income during 2019 or 2018. In 2018, we recognized a deferred tax liability of $23.7 million on acquired intangible assets in connection with the acquisition of Cascadian. As a result, we recorded an income tax benefit of $23.7 million for the release of valuation allowance on our existing U.S. deferred tax assets as a result of the offset of deferred tax liabilities established for intangible assets from the acquisition.

Liquidity and capital resources

	December 31,
(dollars in thousands)	2020	2019	2018
Cash, cash equivalents and investments	$2,660,250	$868,338	$459,866
Working capital	2,674,246	917,284	428,523
Stockholders’ equity	3,488,100	1,876,287	1,273,943

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Cash provided by (used in):
Operating activities	$856,568	$(163,737)	$(203,536)
Investing activities	(1,419,012)	(277,729)	(592,630)
Financing activities	846,108	637,842	713,407
The change in net cash from operating activities from 2020 as compared to 2019 primarily was related to the change in our net income (loss), working capital fluctuations and changes in our non-cash expenses, all of which are highly variable. The increase in cash provided by operating activities was primarily driven by $975.2 million in collaboration and license agreement revenues recognized related to the agreements we entered into with Merck during 2020.
The change in net cash from investing activities from 2020 as compared to 2019 reflected differences between the proceeds received from sale and maturity of our investments and amounts reinvested, and the difference for purchases of property, plant, and equipment.
The change in net cash from financing activities included proceeds from issuances of common stock, the exercise of options to purchase shares of our common stock, and common stock sales under our employee stock purchase plan for all years presented.
We primarily have financed our operations through the issuance of our common stock, collections from commercial sales of our products, amounts received pursuant to license and collaboration agreements, and royalty revenues. To a lesser degree, we also have financed our operations through investment income. These financing and revenue sources have allowed us to maintain adequate levels of cash and investments.
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of December 31, 2020, we had $2.7 billion held in cash, cash equivalents, and investments.
At our currently planned spending rates, we believe that our existing financial resources, together with product and royalty revenues, and the fees, milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, and support our development, commercialization, invest in our facilities, and expand globally, which may require us to raise additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. We may seek additional capital through some or all of the following methods: corporate collaborations, licensing arrangements, and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.
Commitments
The following table reflects our future minimum contractual commitments as of December 31, 2020:

(dollars in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Operating leases	$88,330	$16,337	$15,650	$15,030	$11,147	$7,510	$22,656
Supply and other agreements	366,126	141,130	84,384	61,680	44,988	33,816	128
Total	$454,456	$157,467	$100,034	$76,710	$56,135	$41,326	$22,784
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
Some of our manufacturing, license and collaboration agreements provide for periodic maintenance fees over specified time periods, profit share payments, and/or payments by us upon the achievement of development and regulatory milestones. Some of our licensing agreements obligate us to pay royalties based on net sales of products utilizing licensed technology. Such royalties and profit share payments are dependent on future product sales and are not provided for in the table above as they are dependent on events that have not yet occurred. Future milestone payments for research and pre-clinical stage development programs have not been included in the above table as the event triggering such payment or obligation has not yet occurred, which consisted of up to approximately $2.1 billion in total potential future milestone payments to third parties under our collaboration and license agreements with these parties. These milestone payments generally become due and payable only upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones. These contingent payments have not been included in the above table as the event triggering such payment or obligation has not yet occurred.
Recent accounting pronouncements
See the section “Recent accounting pronouncements” in Note 1 to the Notes to Consolidated Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We currently have holdings in U.S. Treasury securities. A summary of our investment securities follows:

	December 31,
(dollars in thousands)	2020	2019
Short-term investments	$2,000,996	$536,493
Long-term investments	100,830	57,283
Total	$2,101,826	$593,776

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $9.1 million in the fair value of our investments as of December 31, 2020. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by $0.3 million over the next twelve months based on our investment balance at December 31, 2020.
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the year ended December 31, 2020, primarily related to contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Takeda are derived from their sales of ADCETRIS in multiple countries and in multiple currencies that are converted into U.S. dollars for purposes of determining the royalty owed to us. Our limited foreign currency exposure is to fluctuations in the Euro, British Pound, Canadian Dollar, Swiss Franc, and Danish Krone. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Seagen Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Seagen Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Government-mandated rebates - Medicaid
As described in Note 1 to the consolidated financial statements, the Company records product sales net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions, and actual amounts are offset against applicable accruals. As disclosed by management, amounts accrued for rebates and chargebacks as of December 31, 2020 are $44.2 million, with the most significant portion of the accrual balance related to ADCETRIS Medicaid rebates. Management estimates Medicaid rebates using the expected value approach, based on a variety of factors, including payor mix and experience to-date. Management also reviews historical rebate information to further refine these estimates.
The principal considerations for our determination that performing procedures relating to government-mandated rebates – Medicaid is a critical audit matter are (i) the significant judgment by management when determining the rebate estimate and (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s estimate and significant assumptions related to payor mix and estimated purchases covered by the various state Medicaid programs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the various state Medicaid programs, including controls over the assumptions used to estimate the rebate. These procedures also included, among others, (i) testing management’s process for determining the rebate estimate; (ii) evaluating the appropriateness of management’s model; (iii) testing the completeness and accuracy of the underlying data used by management; and (iv) evaluating the significant assumptions used by management including payor mix and estimated purchases covered by the various state Medicaid programs. Evaluating management’s assumptions involved evaluating whether the assumptions were reasonable considering (i) the consistency of the historical covered purchases and rebate processing times; (ii) expansion of state Medicaid programs; (iii) comparing assumptions to other industry data; (iv) testing of actual rebate claims processed by the Company; and (v) whether these assumptions were consistent with evidence obtained in other areas of the audit.
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 11, 2021
We have served as the Company’s auditor since 1998.

Seagen Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$558,424	$274,562
Short-term investments	2,000,996	536,493
Accounts receivable, net	324,988	236,001
Inventories	116,136	85,932
Prepaid expenses and other current assets	61,840	43,653
Total current assets	3,062,384	1,176,641
Property and equipment, net	196,700	155,491
Operating lease right-of-use assets	61,480	65,230
Long-term investments	100,830	57,283
Intangible assets, net	283,680	300,025
Goodwill	274,671	274,671
Other non-current assets	21,161	176,525
Total assets	$4,000,906	$2,205,866
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$78,067	$52,292
Accrued liabilities and other	310,071	207,065
Total current liabilities	388,138	259,357
Long-term liabilities:
Operating lease liabilities, long-term	61,884	67,607
Other long-term liabilities	62,784	2,615
Total long-term liabilities	124,668	70,222
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 180,902 shares issued and outstanding at December 31, 2020 and 171,994 shares issued and outstanding at December 31, 2019	181	172
Additional paid-in capital	4,356,922	3,359,124
Accumulated other comprehensive income	565	229
Accumulated deficit	(869,568)	(1,483,238)
Total stockholders’ equity	3,488,100	1,876,287
Total liabilities and stockholders’ equity	$4,000,906	$2,205,866
The accompanying notes are an integral part of these consolidated financial statements.

Seagen Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Years ended December 31,
	2020	2019	2018
Revenues:
Net product sales	$1,000,598	$627,977	$476,903
Royalty revenues	126,756	138,491	83,440
Collaboration and license agreement revenues	1,048,182	150,245	94,357
Total revenues	2,175,536	916,713	654,700
Costs and expenses:
Cost of sales	217,720	43,952	88,293
Research and development	827,129	719,374	565,309
Selling, general and administrative	533,835	373,932	261,096
Total costs and expenses	1,578,684	1,137,258	914,698
Income (loss) from operations	596,852	(220,545)	(259,998)
Investment and other income, net	18,849	61,895	13,652
Income (loss) before income taxes	615,701	(158,650)	(246,346)
Income tax (expense) benefit	(2,031)	—	23,653
Net income (loss)	$613,670	$(158,650)	$(222,693)
Net income (loss) per share - basic	$3.51	$(0.96)	$(1.41)
Net income (loss) per share - diluted	$3.37	$(0.96)	$(1.41)
Shares used in computation of per share amounts - basic	174,834	165,498	157,655
Shares used in computation of per share amounts - diluted	182,287	165,498	157,655

Comprehensive income (loss):
Net income (loss)	$613,670	$(158,650)	$(222,693)
Other comprehensive income:
Unrealized (loss) gain on securities available-for-sale, net of income tax provision of $0, $0, and $0, respectively	(186)	204	293
Foreign currency translation gain (loss), net of income tax provision of $0, $0, and $0, respectively	522	65	(50)
Total other comprehensive income	336	269	243
Comprehensive income (loss)	$614,006	$(158,381)	$(222,450)
The accompanying notes are an integral part of these consolidated financial statements.

Seagen Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2017	144,395	$144	$1,806,159	$63,836	$(1,192,570)	$677,569
Net loss	—	—	—	—	(222,693)	(222,693)
Other comprehensive income	—	—	—	243	—	243
Cumulative effects of accounting changes	—	—	—	(64,119)	90,675	26,556
Issuance of common stock for stock option exercises and employee stock purchase plan	2,006	2	55,163	—	—	55,165
Restricted stock vested during the period, net	592	1	(1)	—	—	—
Issuance of common stock	13,269	13	658,229	—	—	658,242
Share-based compensation	—	—	78,861	—	—	78,861
Balances at December 31, 2018	160,262	160	2,598,411	(40)	(1,324,588)	1,273,943
Net loss	—	—	—	—	(158,650)	(158,650)
Other comprehensive income	—	—	—	269	—	269
Issuance of common stock for stock option exercises and employee stock purchase plan	2,621	3	89,148	—	—	89,151
Restricted stock vested during the period, net	897	1	(1)	—	—	—
Issuance of common stock	8,214	8	548,683	—	—	548,691
Share-based compensation	—	—	122,883	—	—	122,883
Balances at December 31, 2019	171,994	172	3,359,124	229	(1,483,238)	1,876,287
Net income	—	—	—	—	613,670	613,670
Other comprehensive income	—	—	—	336	—	336
Issuance of common stock for stock option exercises and employee stock purchase plan	2,466	2	96,255	—	—	96,257
Restricted stock vested during the period, net	1,442	2	(2)	—	—	—
Issuance of common stock	5,000	5	749,845	—	—	749,850
Share-based compensation	—	—	151,700	—	—	151,700
Balances at December 31, 2020	180,902	$181	$4,356,922	$565	$(869,568)	$3,488,100
The accompanying notes are an integral part of these consolidated financial statements.

Seagen Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2020	2019	2018
Operating activities:
Net income (loss)	$613,670	$(158,650)	$(222,693)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Share-based compensation	147,233	127,349	78,861
Depreciation and amortization	36,045	23,759	25,308
Amortization of intangible assets	16,345	15	724
Amortization of right-of-use-assets	10,994	9,740	—
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	3,104	(4,916)	(2,530)
Gain on equity securities	(11,604)	(50,124)	(7,336)
(Gain) loss on disposals of property and equipment	(26)	1,853	—
Deferred income taxes	(2,053)	—	(23,653)
Changes in operating assets and liabilities:
Accounts receivable, net	(88,727)	(89,720)	(45,233)
Inventories	(30,204)	(32,693)	6,739
Prepaid expenses and other assets	(22,231)	2,459	(14,567)
Lease liabilities	(11,271)	(6,660)	—
Deferred revenue	—	(33,600)	(33,913)
Other liabilities	195,293	47,451	34,757
Net cash provided (used) by operating activities	856,568	(163,737)	(203,536)
Investing activities:
Purchases of securities	(2,483,336)	(992,976)	(512,334)
Proceeds from maturities of securities	952,000	786,000	398,722
Proceeds from sales of securities	194,733	—	140,352
Purchases of property and equipment	(82,409)	(70,753)	(21,219)
Acquisition of Cascadian Therapeutics, Inc., net of cash acquired	—	—	(598,151)
Net cash used by investing activities	(1,419,012)	(277,729)	(592,630)
Financing activities:
Net proceeds from issuance of common stock	749,850	548,691	658,242
Proceeds from exercise of stock options and employee stock purchase plan	96,258	89,151	55,165
Net cash provided by financing activities	846,108	637,842	713,407
Effect of exchange rate changes on cash and cash equivalents	198	—	—
Net increase (decrease) in cash and cash equivalents	283,862	196,376	(82,759)
Cash and cash equivalents at beginning of year	274,562	78,186	160,945
Cash and cash equivalents at end of year	$558,424	$274,562	$78,186
The accompanying notes are an integral part of these consolidated financial statements.

Seagen Inc.
Notes to Consolidated Financial Statements
-
1. Organization and Summary of Significant Accounting Policies
Organization
We are a biotechnology company that develops and commercializes targeted therapies to treat cancer. We are commercializing ADCETRIS®, or brentuximab vedotin, for the treatment of certain CD30-expressing lymphomas, PADCEV®, or enfortumab vedotin-ejfv, for the treatment of certain metastatic urothelial cancers, and TUKYSA®, or tucatinib, for treatment of certain metastatic HER2-positive breast cancers. We are also advancing a pipeline of novel therapies for solid tumors and blood-related cancers designed to address unmet medical needs and improve treatment outcomes for patients. Many of our programs, including ADCETRIS and PADCEV, are based on our antibody-drug conjugate, or ADC, technology that utilizes the targeting ability of monoclonal antibodies to deliver cell-killing agents directly to cancer cells. In October 2020, we changed our corporate name from Seattle Genetics, Inc. to Seagen Inc., reflecting the global expansion of our operations.
Basis of presentation
The accompanying consolidated financial statements reflect the accounts of Seagen Inc. and its wholly-owned subsidiaries (collectively “Seagen,” “we,” “our,” or “us”). The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. All intercompany transactions and balances have been eliminated. We acquired Cascadian Therapeutics, Inc., or Cascadian, in March 2018, as further described in Note 4. Management has determined that we operate in one segment: the development and sale of pharmaceutical products on our own behalf or in collaboration with others.
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
Reclassifications
We combined cost of sales with cost of royalty revenues during the current year and reclassified the prior years cost of royalty revenues on our consolidated statements of comprehensive income (loss), to conform to the current year presentation. This reclassification had no effect on our net cash used by operating activities or our consolidated statements of comprehensive income (loss).
Cash and cash equivalents
We consider all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.
Non-cash activities
We had $6.0 million and $11.1 million of accrued capital expenditures as of December 31, 2020 and 2019, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have not been included in the consolidated statement of cash flows until such amounts have been paid in cash. During the years ended December 31, 2020 and 2019, we recorded $7.2 million and $40.3 million, respectively, of right-of-use assets in exchange for lease liabilities, which has been treated as a non-cash operating activity. See Note 3 for additional information.

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

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
Leases
We adopted Accounting Standards Codification, or ASC, Topic 842--Leases on January 1, 2019, resulting in a change to our accounting policy for leases. We recorded a liability to make lease payments and a right-of-use asset representing our right to use the underlying assets for the applicable lease terms in our consolidated balance sheet. We used the modified retrospective method transition option. Accordingly, 2018 comparative information has not been adjusted and continues to be reported under previous accounting standards.
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
The adoption of the standard had a material impact on our consolidated balance sheet, did not have an impact on our consolidated statement of comprehensive income (loss), and there was no cumulative-effect adjustment to the opening accumulated deficit in the period of adoption. See Note 3 for additional information.

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

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

Seagen Inc.
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
Intangible assets, net
Our intangible assets are primarily comprised of acquired TUKYSA technology from the acquisition of Cascadian Therapeutics, Inc. in 2018. Upon FDA approval and commercial launch of TUKYSA in April 2020, we classified in-process research and development costs related to the acquired TUKYSA technology as finite-lived intangible assets. Prior to 2020, our finite-lived intangible assets consisted of certain in-licensed ADCETRIS technology. Amortization expense of $16.3 million related to acquired TUKYSA technology costs for the year ended December 31, 2020, was included in cost of sales in our consolidated statements of comprehensive income (loss). The gross carrying value and accumulated amortization of our finite-lived intangible assets was $305.7 million and $22.0 million respectively as of December 31, 2020, and gross carrying value and accumulated amortization of our finite-lived intangible assets was $5.7 million and $5.6 million respectively as of December 31, 2019. The weighted average useful life of our finite-lived intangible assets was 12 years as of December 31, 2020, and estimated future amortization expense related to acquired TUKYSA technology costs is $23.1 million for each of the years ending December 31, 2021 through December 31, 2025.
Impairment of long-lived assets (other than acquired in-process research and development and goodwill)
We assess the impairment of long-lived assets, including intangible assets and property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, we determine whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value. We have not recognized any impairment losses through December 31, 2020 as there have been no events warranting an impairment analysis. Our long-lived assets are primarily located in the U.S.

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

Revenue recognition - Net product sales
We adopted ASC Topic 606--Revenue from Contracts with Customers on January 1, 2018, resulting in a change to our accounting policy for revenue recognition. We used the modified retrospective method transition option and recognized the cumulative effect of initially applying ASC Topic 606 as an adjustment to decrease the opening accumulated deficit at January 1, 2018. See Note 2 for additional information.
We sell ADCETRIS, PADCEV and TUKYSA through a limited number of specialty distributors and specialty pharmacies. We and our collaboration partner Astellas jointly promote PADCEV in the U.S. Under the joint promotion in the U.S., we record net sales of PADCEV and are responsible for all distribution through a limited number of specialty distributors. The delivery of our products represents a single performance obligation for these transactions and we record net product sales at the point in time when title and risk of loss pass. The transaction price for net product sales represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to-date. These estimates involve a substantial degree of judgment. We have applied a portfolio approach as a practical expedient for estimating net product sales.
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
Distribution fees, product returns and other deductions: Our distributors charge a volume-based fee for distribution services that they perform for us. We allow for the return of product that is within a specified number of days of its expiration date or that is damaged. We estimate product returns based on our experience to-date using the expected value approach. We provide financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance amounts through our patient support programs. Estimated contributions for commercial coinsurance under SeaGen Secure are deducted from gross sales and are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect our actual experience.
Revenue recognition - Royalty revenues
Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties that relate predominantly to the license of intellectual property. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on annual net sales tiers. Takeda bears a portion of low single digit third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Amounts owed to our third-party licensors related to Takeda’s sales of ADCETRIS are recorded in cost of sales. These amounts are recognized in the period in which the related sales by Takeda occur. Royalty revenues also reflect amounts from Genentech, Inc., a member of the Roche Group, or Genentech, earned on net sales of Polivy, and amounts from GlaxoSmithKline earned on net sales of Blenrep.

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

Revenue recognition - Collaboration and license agreement revenues
We have collaboration and license agreements for our technology with a number of biotechnology and pharmaceutical companies. Under these agreements, we typically receive or are entitled to receive upfront cash payments and progress- and sales-dependent milestones for the achievement by our licensees of certain events, and annual maintenance fees and support fees for research and development services and materials provided under the agreements. We also are entitled to receive royalties on net sales of any resulting products incorporating our technology. Our licensees are solely responsible for research, product development, manufacturing and commercialization of any product candidates under these collaborations, which includes the achievement of the potential milestones. Since we may not take a substantive role or control the research, development or commercialization of any products generated by some of our licensees, we may not able to reasonably estimate when, if at all, any potential future milestone payments or royalties may be payable to us by our licensees. As such, the potential future milestone payments associated with certain of our collaboration and license agreements involve a substantial degree of uncertainty and risk that they may never be received.
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
We have concluded that the license of intellectual property in certain collaboration and license agreements is not distinct from the perspective of our customers at the time of initial transfer, since we often do not license intellectual property without related technology transfer and research and development support services. Such evaluation requires significant judgment since it is made from the customer's perspective. Our performance obligations under our collaborations may include such things as providing intellectual property licenses, performing technology transfer, performing research and development consulting services, providing reagents, ADCs, and other materials, and notifying the customer of any enhancements to licensed technology or new technology that we discover, among others. We determined our performance obligations under certain collaboration and license agreements as evaluated at contract inception were not distinct and represented a single performance obligation. For those agreements, revenue is recognized using a proportional performance model, representing the transfer of goods or services as activities are performed over the term of the agreement. Upfront payments are also amortized to revenue over the performance period. Upfront payment contract liabilities resulting from our collaborations do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by us. For agreements beyond the initial performance period, we have no remaining performance obligations. We may receive license maintenance fees and potential milestones and royalties based on collaborator development and regulatory progress, which are recorded in the period achieved in the case of milestones, and during the period of the related sales for royalties.
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

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

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
Advertising
Advertising costs are expensed as incurred. We incurred $59.3 million, $33.5 million, and $26.6 million in advertising expenses during 2020, 2019, and 2018, respectively.
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
Allowance for doubtful accounts
We estimate an allowance for doubtful accounts based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. As of December 31, 2020 and 2019, there was no allowance for doubtful accounts, and we recognized no bad debt expense during the years ending December 31, 2020, 2019, and 2018.
Geographic and customer information
Substantially all of our assets and revenues are related to operations in the U.S.; however, we have multiple subsidiaries in foreign jurisdictions, including several subsidiaries in Europe. We sell our products through a limited number of distributors and specialty pharmacies.
The following table presents each major distributor or collaborator that comprised more than 10% of total revenue:

	Years ended December 31,
	2020	2019	2018
Distributor A	18%	26%	28%
Distributor B	15%	21%	22%
Distributor C	10%	18%	20%
Collaborator B	45%	—%	—%
Collaborator A	7%	27%	21%

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents each major distributor or collaborator that accounted for more than 10% of accounts receivable:

	December 31,
	2020	2019
Distributor A	32%	24%
Distributor B	25%	19%
Distributor C	16%	16%
Collaborator A	13%	33%
Major suppliers
The use of a relatively small number of contract manufacturers to supply drug necessary for our commercial and clinical operations create a concentration of risk for us. While primarily one source of supply is utilized for certain components of ADCETRIS, PADCEV, TUKYSA and each of our clinical product candidates, other sources are available should we need to change suppliers. For PADCEV, in particular, we rely on Astellas for both commercial and clinical supply as Astellas oversees the manufacturing supply chain. As a form of reducing near-term risk, we also endeavor to maintain reasonable levels of drug supply inventory across the supply chain. A change in suppliers or disruption at one of our suppliers, however, could cause a delay or interruption in delivery of drug or clinical trials. Such an event would adversely affect our business.
Income taxes
We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. We have provided a valuation allowance against substantially all our deferred tax assets for all periods presented. A valuation allowance is recorded when it is more likely than not that the net deferred tax asset will not be realized. We follow the guidance related to accounting for uncertainty in income taxes, which requires the recognition of an uncertain tax position when it is more likely than not to be sustainable upon audit by the applicable taxing authority.
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

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

The total estimate of unrecognized compensation expense could change in the future for several reasons, including the addition or termination of employees, the recognition of LTIP compensation expense, or the addition, termination, or modification of an LTIP.
Comprehensive income (loss)
Comprehensive income (loss) is the change in stockholders’ equity from transactions and other events and circumstances other than those resulting from investments by stockholders and distributions to stockholders. Our comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on available-for-sale securities, net of income tax provision and foreign currency translation adjustments, net of income tax provision.
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

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

Recent accounting pronouncements adopted
In June 2016, Financial Accounting Standards Board, or FASB, issued “ASU 2016-13, Financial Instruments: Credit Losses,” as clarified in ASU 2019-04 and ASU 2019-05. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. We adopted this standard on January 1, 2020 using the modified retrospective transition method. The adoption of this ASU had no material impact on our current or previously reported financial condition, results of operations, cash flows, and financial statement disclosures.
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
In December 2019, the FASB issued “ASU 2019-12, Simplifying the Accounting for Income Taxes.” The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740-- Income Taxes and clarifying existing guidance to facilitate consistent application. The standard is effective for us beginning on January 1, 2021. We are currently evaluating the new standard to determine the potential impact on our financial condition, results of operations, cash flows, or financial statement disclosures.

2. Revenue from contracts with customers
The following table presents our disaggregated revenue for the years presented:

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
ADCETRIS	$658,577	$627,733	$476,903
PADCEV	222,436	244	—
TUKYSA	119,585	—	—
Net product sales	$1,000,598	$627,977	$476,903
Royalty revenues	$126,756	$138,491	$83,440
Merck	$975,150	$—	$—
Takeda	32,107	108,175	58,605
Other	40,925	42,070	35,752
Collaboration and license agreement revenues	$1,048,182	$150,245	$94,357
Total revenues	$2,175,536	$916,713	$654,700

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

Substantially all of our product revenues during the years ended December 31, 2020, 2019, and 2018 were recorded in the U.S. Royalty revenues primarily reflect royalties earned under the ADCETRIS collaboration with Takeda.
In 2019, other collaboration and license agreement revenues included $20.0 million from BeiGene, Ltd., or BeiGene. BeiGene is a related party due to a common shareholder that has a representative or representatives serving on each company's respective Board of Directors.
Contract balances and performance obligations
We had no contract assets or liabilities as of December 31, 2020 and 2019. We recognized collaboration and license agreement revenues of $0, $33.6 million and $34.5 million during the years ended December 31, 2020, 2019, and 2018, respectively, that were included in deferred revenue as of the beginning of the respective years.
On January 1, 2018, we adopted ASC Topic 606 applying the modified retrospective method transition option to all contracts that were not completed as of January 1, 2018. We recorded the following cumulative effect as of January 1, 2018:

(dollars in thousands)
Collaboration and license agreement revenues	$10,281
Royalty revenues	22,230
Cost of royalty revenues	$(5,955)
Accumulated deficit – (debit) credit	$26,556

3. Operating leases
We have operating leases for our office and laboratory facilities with terms that expire from 2021 through 2029. Upon adoption of ASC Topic 842--Leases on January 1, 2019, we recognized $35.2 million of operating lease liabilities and $34.7 million of operating lease right-of-use assets for our existing leases on our consolidated balance sheet. During the years ended December 31, 2020 and 2019, we recorded $7.2 million and $40.3 million, respectively, of right-of-use assets in exchange for lease liabilities, which has been treated as a non-cash operating activity. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of December 31, 2020.
Supplemental operating lease information was as follows:

	Years ended December 31,
(dollars in thousands, except term and rate )	2020	2019
Operating lease cost	$15,013	$13,590
Variable lease cost	3,937	2,958
Total lease cost	$18,950	$16,548
Cash paid for amounts included in measurement of lease liabilities	$14,265	$10,197
Weighted average remaining lease term (in years)	6.16	7.04
Weighted average discount rate	5.2%	5.4%
Rent expense attributable to non-cancelable operating leases totaled approximately $16.6 million, $14.6 million, and $8.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

Operating lease liabilities were recorded in the following captions of our consolidated balance sheet as follows:

	December 31,
(dollars in thousands )	2020	2019
Accrued liabilities and other	$12,749	$9,445
Operating lease liabilities, long-term	61,884	67,607
Total	$74,633	$77,052
As of December 31, 2020, future minimum lease payments under the lease agreements were as follows:

(dollars in thousands)
Years ending December 31,
2021	$16,337
2022	15,650
2023	15,030
2024	11,147
2025	7,510
Thereafter	22,656
Total future minimum lease payments	88,330
Less: imputed interest	(13,697)
Total	$74,633

4. Acquisition of Cascadian
In 2018, we acquired all issued and outstanding shares of Cascadian, a clinical-stage biopharmaceutical company based in Seattle, Washington, for $10.00 per share in cash, or approximately $614.1 million, which was funded by an underwritten public offering as further described in Note 15. The acquisition of Cascadian expanded our late-stage pipeline, providing global rights to TUKYSA.
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

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

The amount allocated to in-process research and development was based on the present value of future discounted cash flows, which was based on significant estimates. These estimates included the number of potential patients and market price of a future TUKYSA-based regimen, costs required to conduct clinical trials and potentially commercialize TUKYSA, as well as estimates for probability of success and the discount rate. Goodwill primarily was attributed to TUKYSA’s potential application in other treatment settings, intangible assets that do not qualify for separate recognition, and synergies with our existing pipeline and capabilities. Goodwill is not expected to be deductible for tax purposes.

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
The following table summarized the type of assets measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2020
Short-term investments—U.S. Treasury securities	$2,000,996	$—	$—	$2,000,996
Long-term investments—U.S. Treasury securities	100,830	—	—	100,830
Total	$2,101,826	$—	$—	$2,101,826
December 31, 2019
Short-term investments—U.S. Treasury securities	$536,493	$—	$—	$536,493
Long-term investments—U.S. Treasury securities	57,283	—	—	57,283
Other non-current assets—equity securities	163,936	—	—	163,936
Total	$757,712	$—	$—	$757,712
 Our short- and long-term investments portfolio predominantly contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the years ended December 31, 2020 and 2019, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of December 31, 2020.

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2020
U.S. Treasury securities	$2,101,801	$259	$(234)	$2,101,826
Contractual maturities (at date of purchase):
Due in one year or less	$1,791,399			$1,791,239
Due in one to two years	310,402			310,587
Total	$2,101,801			$2,101,826
December 31, 2019
U.S. Treasury securities	$593,565	$236	$(25)	$593,776
Contractual maturities (at date of purchase):
Due in one year or less	$466,439			$466,547
Due in one to two years	127,126			127,229
Total	$593,565			$593,776

6. Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Gain on equity securities	$11,604	$50,124	$7,336
Investment and other income, net	7,245	11,771	6,316
Total investment and other income, net	$18,849	$61,895	$13,652
Gain on equity securities includes the realized and unrealized holding gains and losses on our equity securities. In 2020, we sold our all our common stock holdings for $174.7 million.

7. Inventories
Inventories consisted of the following:

	December 31,
(dollars in thousands)	2020	2019
Raw materials	$99,049	$78,285
Finished goods	17,087	7,647
Total	$116,136	$85,932

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

8. Property and equipment
Property and equipment consisted of the following:

	December 31,
(dollars in thousands)	2020	2019
Leasehold improvements	$204,918	$154,606
Laboratory and manufacturing equipment	78,724	68,226
Building	23,341	23,341
Computers, software and office equipment	45,141	37,154
Furniture and fixtures	15,825	11,758
Land	4,771	4,771
	372,720	299,856
Less: accumulated depreciation and amortization	(176,020)	(144,365)
Total	$196,700	$155,491
Depreciation and amortization expenses on property and equipment totaled $36.0 million, $23.8 million, and $25.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. Leasehold improvements included $24.5 million and $62.2 million of construction in process at December 31, 2020 and 2019, respectively.

9. Accrued liabilities
Accrued liabilities consisted of the following:

	December 31,
(dollars in thousands)	2020	2019
Employee compensation and benefits	$96,902	$74,835
Clinical trial and related costs	69,756	37,418
Contract manufacturing	20,765	13,866
Gross-to-net deductions and third-party royalties	52,565	37,662
Operating lease liability, current	12,749	9,445
Collaborator contract liability – short-term	30,130	—
Professional services and other	27,204	33,839
Total	$310,071	$207,065

10. Income taxes
Our pre-tax income (loss) by jurisdiction consisted of the following:

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
U.S.	$613,054	$(160,189)	$(226,626)
Foreign	2,647	1,539	(19,720)
Total	$615,701	$(158,650)	$(246,346)

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years ended December 31,
	2020	2019	2018
Statutory federal income tax rate	21.0%	(21.0)%	(21.0)%
Tax credits	(5.4)	(11.0)	(6.0)
Foreign rate differential	—	—	(8.0)
State income taxes and other	1.5	(4.7)	(3.7)
Valuation allowance	(8.4)	37.1	44.0
Stock compensation	(8.4)	(6.4)	(3.2)
Non-deductible asset basis	—	6.0	—
Worthless stock deduction	—	—	(12.1)
Effective tax rate	0.3%	0.0%	(10.0)%
For the year ended December 31, 2020, we recorded a provision for income taxes of $2.0 million, consisting primarily of $3.7 million of current state taxes offset by a net $1.7 million deferred foreign tax benefit primarily related to the release of a valuation allowance on our foreign deferred tax asset for net operating losses. We utilized net operating loss carryforwards to reduce any federal tax liability, and we incurred state tax liabilities of $3.7 million due to certain states with current limitations on the utilization of net operating losses.
In 2019, we did not record any income tax expense or benefit due to a tax loss position. In 2018, we recognized a deferred tax liability of $23.7 million on acquired intangible assets in connection with the acquisition of Cascadian. As a result, we recorded an income tax benefit of $23.7 million for the release of valuation allowance on our existing U.S. deferred tax assets as a result of the offset of deferred tax liabilities established for intangible assets from the acquisition.
The foreign rate differential in the table above reflects the effect of operations in jurisdictions with tax rates that differ from the rate in the U.S. The change in foreign rate differential from 2018 to 2019 was primarily due to the one-time impact of foreign entity restructuring in 2018. As of December 31, 2020, unremitted earnings of our foreign subsidiaries will be retained indefinitely by the foreign subsidiaries for continuing investment. If foreign earnings were to be repatriated to the U.S., we could be subject to additional state income and withholding taxes.

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

Our net deferred tax assets consisted of the following:

	December 31,
(dollars in thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$228,041	$331,124
Foreign net operating loss carryforwards	8,341	3,527
Tax credit carryforwards	224,233	193,552
Share-based compensation	33,315	34,869
Allowance and accruals	29,355	26,625
Operating lease liabilities	16,596	18,597
Inventory	19,402	3,815
Capitalized research and development	4,139	4,732
Depreciation	—	9,430
Other	—	1,133
Total deferred tax assets	563,422	627,404
Less: valuation allowance	(489,519)	(536,316)
Total deferred tax assets, net of valuation allowance	73,903	91,088
Deferred tax liability:
Right-of-use assets	(13,647)	(17,125)
Intangibles and amortization	(46,018)	(50,725)
Depreciation	(10,215)	—
Unrealized gain on available-for-sale securities	—	(20,064)
Other	(1,970)	(3,174)
Net deferred tax assets	$2,053	$—
Our deferred tax assets primarily consist of net operating loss (NOL) carryforwards, tax credit carryforwards, share-based compensation, allowance and accruals, operating lease liabilities, inventory, and capitalized research and development expense. Realization of deferred tax assets is dependent upon a number of factors, including future earnings, the timing and amount of which is uncertain. The assessment regarding whether a valuation allowance is required considers the evaluation of both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. Based upon a review of available evidence, we determined that it is not more likely than not that the U.S. deferred tax assets will be realized, and therefore the deferred tax assets have been fully offset by a valuation allowance. During the year ended December 31, 2020, we released $2.1 million of valuation allowance on our foreign NOL carryforward deferred tax asset.
At December 31, 2020, we had gross federal NOL carryforwards of $971.0 million, of which $391.2 million may be carried forward indefinitely and $579.8 million of which expire from 2021 to 2037 if not utilized, gross state NOL carryforwards of $367.7 million, gross foreign NOL carryforwards of $42.3 million and tax credit carryforwards of $247.3 million expiring from 2021 to 2040.
Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation in the event of a change in ownership as set forth in Section 382 of the Internal Revenue Code of 1986, as amended. We have evaluated ownership changes through the year ended December 31, 2019 and believe that it is likely that utilization of its NOLs would not be limited under Section 382 as of December 31, 2019. It is possible that there has been or may be a change in ownership after this date, which would limit our ability to utilize our NOLs. Any limitation may result in the expiration of the NOLs and tax credit carryforwards before utilization.

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

The valuation allowance decreased by $46.8 million in 2020, increased by $58.5 million in 2019, and increased by $113.3 million in 2018, which was mostly related to the changes in our deferred tax asset balances. The 2020 decrease in the valuation allowance is primarily due to the current year net operating loss utilization, partially offset by tax credit generation. The 2019 increase in the valuation allowance is related to the loss, tax credits generated, and other activity. The 2018 increase in the valuation allowance included a $143.3 million increase related to the loss, tax credits and other activity in 2018, offset by a $23.7 million decrease for release of valuation allowance related to the deferred tax assets and liabilities acquired from Cascadian and a $6.3 million decrease due to the adoption of ASC Topic 606.
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

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Balance at January 1	$24,018	$20,706	$18,172
Increase (decrease) related to prior year tax positions	(4,008)	—	108
Increase related to current year tax positions	3,068	3,312	2,426
Balance at December 31	$23,078	$24,018	$20,706
We do not anticipate any significant changes to our unrecognized tax positions or benefits during the next twelve months. Interest and penalties related to the settlement of uncertain tax positions, if any, will be reflected in income tax expense. Tax years 2001 to 2020 remain subject to future examination for federal and foreign income taxes.

11. Collaboration and license agreements
We have collaboration and license agreements with a number of pharmaceutical and biotechnology companies. Revenues recognized under these agreements are disclosed in Note 2.
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

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

Astellas PADCEV collaboration
We have a collaboration agreement with Agensys, Inc., which subsequently became an affiliate of Astellas, to jointly research, develop and commercialize ADCs for the treatment of several types of cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Astellas to proprietary cancer targets. Under this collaboration, we and Astellas are co-funding all development costs for PADCEV. We rely on Astellas to supply PADCEV for commercial sales and for our clinical trials, and Astellas oversees the manufacturing supply chain for PADCEV. Costs associated with co-development activities are included in research and development expense and amounted to $99.3 million, $76.8 million, and $54.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
In 2018, we and Astellas entered into a joint commercialization agreement to govern the global commercialization of PADCEV:
•In the U.S., we and Astellas jointly promote PADCEV. We record sales of PADCEV in the U.S. and are responsible for all U.S. distribution activities. The companies each bear the costs of their own sales organizations in the U.S., equally share certain costs associated with commercializing PADCEV in the U.S., and equally share in any profits realized in the U.S. We and Astellas launched PADCEV in the U.S. in December 2019. Gross profit share payments owed to Astellas in the U.S. are recorded in cost of sales and totaled $104.6 million during the year ended December 31, 2020.
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
•    In the U.S., we and Genmab will co-promote tisotumab vedotin. We will record sales of tisotumab vedotin in the U.S. and are responsible for leading U.S. distribution activities. The companies will each hire and maintain 50% of the sales representatives and medical science liaisons, equally share those and certain other costs associated with commercializing tisotumab vedotin in the U.S., and equally share in any profits realized in the U.S.
•    Outside the U.S., we have commercialization rights in the rest of the world except for Japan, where Genmab has commercialization rights. In Europe, China, and Japan, we and Genmab equally share 50% of the costs associated with commercializing tisotumab vedotin as well as any profits realized in these markets. In markets outside the U.S. other than Europe, China, and Japan, aside from certain costs specified in the agreement, we are solely responsible for all costs associated with commercializing tisotumab vedotin and will pay Genmab a royalty based on a percentage of aggregate net sales ranging from the mid-teens to mid-twenties.

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

In February 2021, a BLA for tisotumab vedotin was submitted to the FDA seeking accelerated approval for the treatment of patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. Costs associated with co-development activities are included in research and development expense and amounted $50.1 million, $48.5 million, and $33.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. Either party may opt out of co-development and profit-sharing under the collaboration agreement in return for receiving milestones and royalties from the continuing party. Either party may also opt out of co-development and profit-sharing under the collaboration agreement in return for receiving milestones and royalties from the continuing party. The opt out provisions of the collaboration agreement may also be applied to the joint commercialization agreement. In addition, Genmab may elect to opt out of co-promotion of tisotumab vedotin in the United States by providing us with prior written notice.
Merck LV and TUKYSA license and collaboration agreements, and stock purchase agreement
In September 2020, we entered into two license and collaboration agreements, and a stock purchase agreement, with subsidiaries of Merck.
Under one of the license and collaboration agreements, referred to as the LV Agreement, we are pursuing a broad joint development program evaluating ladiratuzumab vedotin, or LV, as monotherapy and in combination settings, including with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in triple-negative breast cancer, hormone receptor-positive breast cancer and other LIV-1-expressing solid tumors. Pursuant to the LV Agreement, we granted to Merck a co-exclusive worldwide development and commercialization license for LV, and agreed to jointly develop and commercialize LV on a worldwide basis. We received an upfront cash payment of $600.0 million, and we are eligible to receive up to $850.0 million in milestone payments upon the initiation of certain clinical trials and regulatory approval in certain major markets, and up to an additional $1.75 billion in milestone payments upon the achievement of specified annual global net sales thresholds of LV. Each company is responsible for 50% of global costs to develop and commercialize LV and will receive 50% of potential future profits.
In connection with the LV Agreement, we entered into a stock purchase agreement with Merck, referred to as the Purchase Agreement, pursuant to which Merck purchased 5,000,000 newly-issued shares of our common stock, at a purchase price of $200 per share, for an aggregate purchase price of $1.0 billion. The fair market value of 5,000,000 shares of our common stock was $749.9 million, based on the closing price of the last trading day prior to the Purchase Agreement being executed. We recorded the fair market value of the shares issued in stockholders’ equity on our consolidated balance sheet upon closing of the sale of shares pursuant to the Purchase Agreement in October 2020. We accounted for the associated premium of $250.1 million as a freestanding equity-linked instrument under ASC 815, and determined it to be variable consideration attributable to the total transaction price related to the LV license. Accordingly, we recognized the premium in collaboration and license agreement revenues for the year ended December 31, 2020, upon closing of the sale of shares pursuant to the Purchase Agreement.
Under the other license and collaboration agreement, referred to as the TUKYSA Agreement, we granted Merck exclusive rights to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe. Pursuant to the TUKYSA Agreement, Merck is responsible for marketing applications for approval in its territory, supported by the positive results from the HER2CLIMB clinical trial. We retained commercial rights in the U.S., Canada and Europe, where we will record sales. Merck is also co-funding a portion of the TUKYSA global development plan, which encompasses several ongoing and planned trials across HER2-positive cancers. We will continue to lead ongoing TUKYSA global development operational execution. Merck will solely fund and conduct country-specific clinical trials necessary to support anticipated regulatory applications in its territories. We received an upfront cash payment from Merck of $125.0 million and also received $85.0 million in prepaid research and development funding to be applied to Merck’s global development cost sharing obligations. We are eligible to receive progress-dependent milestone payments of up to $65.0 million, and are entitled to receive tiered royalties on sales of TUKYSA by Merck that begin in the low twenty percent range and escalate based sales volume by Merck in its territory. We owe a portion of any non-royalty payments received from sublicensing TUKSYA rights to a technology licensor, as well as a low double-digit royalty based on net sales of TUKYSA by us, and will owe a single-digit royalty based on net sales of TUKYSA by Merck in its territories.

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

We determined that these agreements are within the scope of ASC 808. Pursuant to ASC 808, we considered other authoritative guidance for distinct units of account related to these agreements, including ASC 606. Our performance obligations within the scope of ASC 606 consisted of the delivery of the LV license and transfer of regulatory information to enable the LV collaboration, the delivery of the TUKYSA license and transfer of regulatory materials for use by Merck in its territory, and supply of commercial TUKYSA inventory to Merck for use in its territory. The LV license and TUKYSA license are functional intellectual property and distinct from the other promises made under the contract. Since we also determined that Merck can benefit from the LV license and the TUKYSA licenses at the time of conveyance, the related performance obligations were satisfied at that point in time. Therefore, we recognized license revenue related to the upfront payments under ASC 606 in collaboration and license agreement revenues during the year ended December 31, 2020.
Potential development, regulatory, and sales-based milestones, and royalties, will be accounted for as variable transaction price related to the LV or TUKYSA licenses under ASC 606. Given the uncertain nature of these payments, we determined they were fully constrained as of December 31, 2020 and not included in the transaction price. We will re-evaluate the transaction price at each reporting period as uncertain events are resolved or other changes in circumstances occur.
We and Merck share equally in LV global development costs, and Merck is co-funding a portion of the TUKYSA global development plan. We consider the collaborative activities associated with the global development and commercialization of LV, and the global development of TUKYSA, to be units of account within the scope of ASC 808. We recognize development cost sharing proportionately with the performance of the underlying activities, and record Merck’s reimbursement of our expenses as a reduction of research and development expenses. Reimbursements from Merck for the LV Agreement and TUKYSA Agreement were not material during the year ended December 31, 2020. Merck’s remaining prepayment of $80.9 million towards the TUKYSA global development plan was recorded as a co-development liability in accrued liabilities and other or other long-term liabilities on our consolidated balance sheet as of December 31, 2020. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our consolidated statements of comprehensive income (loss). Sales of TUKYSA drug product supplied to Merck will be included in collaboration and license agreement revenues.
Other collaboration and license agreements
We have other collaboration and license agreements for our technology with a number of biotechnology and pharmaceutical companies. Under these agreements, we have granted research and commercial licenses to use our technology, most often in conjunction with the licensee's technology. In certain agreements, we also have agreed to conduct limited development activities and to provide other materials, supplies and services to our licensees during a specified term of the agreement. We typically receive upfront cash payments and progress- and sales-dependent milestones for the achievement by our licensees of certain events, and annual maintenance fees and support fees for research and development services and materials provided under the agreements. These amounts are recognized as revenue over the performance obligation period if the license is determined to not be distinct from other goods and services provided, or, if there is no performance obligation, upon transfer of control of the goods or services to the customer. We also are entitled to receive royalties on net sales of any resulting products incorporating our ADC technology. Our licensees are solely responsible for research, product development, manufacturing and commercialization of any product candidates under these agreements, which includes the achievement of the potential milestones. For agreements beyond the initial performance period, we have no remaining performance obligations. We may receive license maintenance fees and potential milestones and royalties based on collaborator development and regulatory progress, which are recorded in the period achieved in the case of milestones, and during the period of the related sales for royalties.

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

12. In-license agreements
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
We are a party to a license agreement in which we were granted an exclusive license to develop, manufacture and commercialize TUKYSA. We pay the licensor a portion of any non-royalty payments received from sublicensing TUKSYA rights, a low double-digit royalty based on net sales of TUKSYA by us, and a single-digit royalty based on net sales of TUKYSA by our sublicensees. The term of the license agreement expires on a country-by-country basis upon the later of the expiration of the last valid claim covering TUKYSA within that country or 10 years after the first commercial sale of TUKYSA within that country.
Under the terms of in-license agreements related to our pipeline programs, we would potentially owe development, regulatory, and sales-based milestones, and royalties on net sales, as defined, of certain approved products.

13. Commitments and contingencies
We have certain non-cancelable obligations under various agreements, including supply agreements relating to the manufacture of ADCETRIS, PADCEV, TUKYSA, and our product candidates that contain annual minimum purchase commitments and other firm commitments when a binding forecast is provided. As of December 31, 2020, our future obligations related to supply and other agreements were as follows:

(dollars in thousands)
Years ending December 31,
2021	$141,130
2022	84,384
2023	61,680
2024	44,988
2025	33,816
Thereafter	128
Total	$366,126
Non-cancelable obligations under these agreements do not include payments that are contingent upon achievement of certain progress-dependent milestones or royalties based on net sales of commercial products. These amounts have been excluded from the table because the events triggering the obligations have not yet occurred.
See Note 3 for our future obligations related to operating leases as of December 31, 2020.
14. Legal matters
We are engaged in multiple legal disputes with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo.
Dispute over ownership of intellectual property
We are in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug ENHERTU and certain product candidates. We believe that the linker and other ADC technology used in ENHERTU and these drug candidates are improvements to our ADC technology, the ownership of which we contend was assigned to us under the terms of a 2008 collaboration agreement between us and Daiichi Sankyo. On November 12, 2019, we submitted an arbitration demand to the American Arbitration Association seeking, among other remedies, a declaration that we are the owner of the intellectual property rights under dispute, monetary damages, and a running royalty. On April 27, 2020, the arbitrator confirmed the dispute should be resolved in arbitration. The arbitration is progressing with a hearing date scheduled starting June 14, 2021.

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

On November 4, 2019, Daiichi Sankyo filed a declaratory judgment action in the United States District Court for the District of Delaware, alleging that we are not entitled to the intellectual property rights under dispute, in an attempt to have the dispute adjudicated in federal court. On March 25, 2020, a District of Delaware magistrate judge issued a stay of Daiichi Sankyo’s court action pending determination by the arbitrator of whether the suit should be heard in court or arbitration. On April 8, 2020, Daiichi Sankyo filed objections to the magistrate judge’s order. On October 27, 2020, the presiding District Court Judge overruled Daiichi Sankyo's objections and affirmed the magistrate judge's stay, and subsequently ordered the case to be administratively closed on November 13, 2020.
Patent infringement
On October 19, 2020, we filed a complaint in the United States District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the '039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the United States of the cancer drug ENHERTU. This action is seeking, among other remedies, a judgment that Daiichi Sankyo infringed one or more valid and enforceable claims of the '039 Patent, monetary damages and a running royalty. Daiichi Sankyo (as well as Daiichi Sankyo, Inc. and AstraZeneca Pharmaceuticals, LP, or AstraZeneca) subsequently filed an action on November 13, 2020 in the U.S. District Court for the District of Delaware seeking a declaratory judgment that ENHERTU does not infringe the ‘039 Patent. Daiichi Sankyo, Inc. and AstraZeneca also filed two Petitions for Post-Grant Review on December 23, 2020 and January 22, 2021 with the U.S. Patent Office seeking to have claims of the ‘039 Patent cancelled as unpatentable.
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

15. Stockholders’ equity
In October 2020, we closed the sale of the shares pursuant to the Purchase Agreement, and issued 5,000,000 shares of our common stock to Merck at a purchase price of $200 per share, for proceeds of $1.0 billion. As a result, we recorded $749.9 million in stockholders’ equity on our consolidated balance sheet and recognized the $250.1 million premium attributed to the Purchase Agreement in collaboration and license agreement revenues for the year ended December 31, 2020.
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
At December 31, 2020, shares of common stock reserved for future issuance are as follows:

(in thousands)
Stock options and RSUs outstanding	10,917
Shares available for future grant under the 2007 Equity Incentive Plan	8,624
Employee stock purchase plan shares available for future issuance	986
Total	20,527

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

16. Net income (loss) per share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include incremental common shares resulting the assumed vesting of restricted stock units and the assumed exercise of outstanding stock options, calculated using the treasury stock method.

The following table shows the calculation of basic and diluted net income (loss) per share:

	Years ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018
Net income (loss)	$613,670	$(158,650)	$(222,693)

Weighted average common shares outstanding - basic	174,834	165,498	157,655
Effect of potentially dilutive common shares	7,453	—	—
Weighted average common shares outstanding - diluted	182,287	165,498	157,655

Net income (loss) per share - basic	$3.51	$(0.96)	$(1.41)
Net income (loss) per share - diluted	$3.37	$(0.96)	$(1.41)

We excluded the potential shares of common stock from the computation of diluted net income (loss) per share because their effect would have been antidilutive. The following table presents the weighted average number of shares that have been excluded for all periods presented:

	Years ended December 31,
(in thousands)	2020	2019	2018
Stock options and RSUs	356	12,774	13,439

17. Share-based compensation
2007 Equity Incentive Plan
Our 2007 Equity Incentive Plan, or the 2007 Plan, provides for the issuance of our common stock to employees, including our officers, directors and consultants and affiliates. The 2007 Plan was amended and restated in 2020 to reserve an additional 6,000,000 shares thereunder, such that an aggregate of 39,000,000 shares of our common stock were authorized for issuance as of December 31, 2020, and to extend the term of the 2007 Plan through May 2030 unless it is terminated earlier pursuant to its terms. Under the 2007 Plan, we may issue stock options (including incentive stock options and nonstatutory stock options), restricted stock, RSUs, stock appreciation rights and other similar types of awards. We have only issued options to purchase shares of common stock and RSUs under the 2007 Plan, including options and RSUs with time-based or performance-based vesting requirements. Performance-based vesting occurs upon achievement of pre-determined regulatory milestones, sales-based milestones, or market-based performance metrics.
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

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

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
Share-based compensation expense
We recorded total share-based compensation expense of $147.2 million, $127.3 million, and $78.9 million for 2020, 2019, and 2018, respectively, including share-based compensation expense associated with our LTIPs. Share-based compensation included in research and development expenses was $72.7 million, $64.7 million, and $40.4 million for 2020, 2019, and 2018, respectively, and share-based compensation included in sales, general, and administrative expenses was $74.5 million, $62.6 million, and $38.5 million for 2020, 2019, and 2018, respectively. We recognized a tax benefit of $55.7 million related to share-based compensation expense for 2020. No tax benefit was recognized for 2019 and 2018 since there is no taxable income for those years and a valuation allowance is available to offset all potential tax benefits associated with its deferred tax assets.
Valuation assumptions
We calculate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the periods indicated:

	2007 Plan			Employee Stock Purchase Plan
	Years ended December 31,			Years ended December 31,
	2020	2019	2018	2020	2019	2018
Risk-free interest rate	0.3%	1.5%	2.8%	1.3%	2.2%	1.7%
Expected lives (in years)	5.7	5.6	5.6	0.5	0.5	0.5
Expected dividend	0%	0%	0%	0%	0%	0%
Expected volatility	44%	44%	42%	47%	43%	36%
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

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

Stock option activity
A summary of stock option activity is as follows:

	Shares	Weighted- average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2019	9,560,510	$47.62
Granted	871,939	$159.69
Exercised	(2,258,503)	$35.77
Forfeited/expired	(292,693)	$69.50
Balance at December 31, 2020	7,881,253	$62.60	6.05	$887,226
Expected to vest	7,668,287	$61.31	5.98	$873,149
Options exercisable	5,236,758	$46.10	4.98	$675,746
The weighted average grant-date fair values of options granted with exercise prices equal to market were $64.66, $30.51, and $30.77 for the years ended December 31, 2020, 2019, and 2018, respectively.
The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for all options that were in-the-money at December 31, 2020. The aggregate intrinsic value of options exercised was $271.0 million during 2020, $128.4 million during 2019, and $73.3 million during 2018, determined as of the date of option exercise. As of December 31, 2020, there was approximately $52.4 million of total unrecognized compensation cost related to unvested options, as adjusted for expected forfeitures. That cost is expected to be recognized over a weighted-average period of 1.22 years. We utilize newly issued shares to satisfy option exercises.
RSU activity
A summary of RSU activity, excluding performance-based RSUs, is as follows:

	Share equivalent	Weighted- average grant date fair value
Non-vested at December 31, 2019	2,991,562	$68.66
Granted	816,486	$159.51
Vested	(1,201,084)	$60.90
Forfeited	(249,458)	$78.08
Non-vested at December 31, 2020	2,357,506	$105.50

The weighted average grant-date fair values of RSUs granted were $159.51, $75.58, and $70.78 for the years ended December 31, 2020, 2019, and 2018, respectively. The total fair value of RSUs that vested during 2020, 2019, and 2018 (measured on the date of vesting) was $187.1 million, $67.1 million, and $42.4 million, respectively. As of December 31, 2020, there was approximately $144.7 million of total unrecognized compensation cost related to non-vested RSU awards, as adjusted for expected forfeitures. That cost is expected to be recognized over a weighted-average period of 1.60 years. We utilize newly issued shares for RSUs that vest.
LTIP and performance-based awards activity
We have various LTIPs, which contain performance-based equity compensation, and have granted other performance-based awards to certain executive officers.

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

During 2020, an LTIP milestone was achieved related to FDA approval of TUKYSA based on our HER2CLIMB trial, which triggered vesting of performance-based stock awards previously granted to eligible participants, and an RSU grant to eligible participants. The vesting of the previously granted performance-based stock awards related to this LTIP is included in the table below. The second tranche grant upon milestone achievement and time-based vesting of these awards is included in the "RSU activity" table above.
During 2019, an LTIP milestone was achieved related to the FDA approval of PADCEV based on our EV-201 trial, which triggered a cash payment to eligible participants and an RSU grant to certain eligible participants. The vesting of grants made under that LTIP is time-based and is included in the “RSU activity” table above.
During 2018, an LTIP milestone was achieved related to the FDA approval of an ADCETRIS indication, which triggered a cash payment to eligible participants and commenced vesting of stock options related to that LTIP. The vesting for that LTIP is time-based and is included in the “Stock option activity” table above.
A summary of activity related to our performance-based RSUs and LTIPs is as follows:

	Share equivalent	Weighted- average grant date fair value
Non-vested at December 31, 2019	616,643	$95.05
Granted	365,070	$151.93
Vested	(240,667)	$58.14
Forfeited	(62,469)	$96.89
Non-vested at December 31, 2020	678,577	$132.80
As of December 31, 2020, the estimated unrecognized compensation cost related to all LTIPs and performance-based awards was approximately $74 million.
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

18. Employee benefit plan
We have a 401(k) Plan for all of our U.S. employees. Eligible employees may contribute through payroll deductions, and we may match the employees’ 401(k) contributions, at our discretion and not to exceed a prescribed annual limit. Under this matching program, we contributed $18.0 million in 2020, $11.9 million in 2019, and $7.7 million in 2018.

Seagen Inc.
Notes to Consolidated Financial Statements (Continued)

19. Quarterly financial data (unaudited)
The unaudited quarterly financial information should be read in conjunction with our financial statements and related notes included elsewhere in this report. We believe that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. The following table contains selected unaudited financial data for each of the indicated periods:

	Three months ended
(dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
	2020
Total revenues	$234,514	$277,998	$1,061,731	$601,293
Net income (loss)	$(168,402)	$(21,190)	$636,167	$167,095
Net income (loss) per share - basic	$(0.98)	$(0.12)	$3.65	$0.93
Net income (loss) per share - diluted	$(0.98)	$(0.12)	$3.50	$0.90
	2019
Total revenues	$195,199	$218,447	$213,263	$289,804
Net income (loss)	$(13,329)	$(79,238)	$(91,913)	$25,830
Net income (loss) per share - basic	$(0.08)	$(0.49)	$(0.55)	$0.15
Net income (loss) per share - diluted	$(0.08)	$(0.49)	$(0.55)	$0.14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
a.Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this annual report. Based on that evaluation, they have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
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
b.Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

Item 9B. Other Information
Amendment to Senior Executive Annual Bonus Plan
To reflect market practice among peer companies and further align pay with performance, the Compensation Committee of our Board of Directors, or the Compensation Committee, amended our Senior Executive Annual Bonus Plan, or the Plan, on February 9, 2021 to (a) provide for the use of guidelines established by the Compensation Committee to partially determine a participant’s individual performance percentage for any Plan year and (b) change the relative weight of the corporate and individual performance factors for our executive officers other that the CEO from 60% corporate performance and 40% individual performance to 50% corporate performance and 50% individual performance. All other material terms of the Plan remain unchanged. Under the Plan, which is administered by the Compensation Committee, executives at the Vice President level or higher are eligible to receive an annual performance-based cash bonus for each calendar year based on the achievement of specified Company goals and, as applicable, an assessment of individual performance. The above description of the amendments to the Plan is only a brief summary of such amendments, does not purport to be complete, and is qualified in its entirety by reference to the Plan, as amended, which is filed as Exhibit 10.66 to this Annual Report on Form 10‑K.

PART III
The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2020 fiscal year pursuant to Regulation 14A for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, and the information to be included in the 2021 Proxy Statement is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
1.The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
2.The information required by this Item concerning our code of ethics may be found under the section entitled “Proposal No. 1—Election of Directors—Corporate Governance—Code of Conduct and Business Ethics” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
3.The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Delinquent Section 16(a) Reports” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item may be found under the sections entitled “Proposal No. 1—Election of Directors—Director Compensation” and “Compensation of Executive Officers” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
1.The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
2.The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
1.The information required by this Item concerning related party transactions may be found under the section entitled “Certain Relationships and Related Party Transactions” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
2.The information required by this Item concerning director independence may be found under the section entitled “Proposal No. 1—Election of Directors—Corporate Governance—Director Independence” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item may be found under the section entitled “Proposal No. 3—Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1.The following documents are filed as part of this report:
a.Financial Statements and Report of Independent Registered Public Accounting Firm
b.Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
c.Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).
2.Exhibits

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1**	Agreement and Plan of Merger, dated January 30, 2018, among Seagen Inc. (f.k.a. Seattle Genetics, Inc.), Valley Acquisition Sub, Inc. and Cascadian Therapeutics, Inc.	8-K	000-32405	2.1	1/31/2018
3.1	Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f.k.a. Seattle Genetics, Inc.).	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f.k.a. Seattle Genetics, Inc.).	8-K	000-32405	3.3	5/26/2011
3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f.k.a Seattle Genetics, Inc.).	8-K	000-32405	3.1	10/8/2020
3.4	Amended and Restated Bylaws of Seagen Inc. (f.k.a. Seattle Genetics, Inc.).	8-K	000-32405	3.1	1/16/2020
4.1	Description of Securities of Seagen Inc.	10-K	000-32405	4.1	2/6/2020
4.2+	Specimen Stock Certificate.	—	—	—	—
4.3	Investor Rights Agreement dated July 8, 2003 among Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.4	Registration Rights Agreement, dated September 10, 2015, by and between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1†	Collaboration Agreement between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Millennium Pharmaceuticals, Inc. (a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited) dated December 14, 2009.	10-K	000-32405	10.1	2/6/2020
10.2†	Collaboration and License Agreement dated January 7, 2007 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Agensys, Inc.	10-Q	000-32405	10.1	5/8/2007
10.3†	Amendment to the Collaboration and License Agreement between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Agensys, Inc. dated effective November 20, 2009.	10-K	000-32405	10.49	3/12/2010
10.4†	Joint Commercialization Agreement dated October 20, 2018 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Agensys, Inc.	10-Q	000-32405	10.1	7/16/2019
10.5†	License and Collaboration Agreement, effective October 7, 2011, between Genmab A/S and Seagen Inc. (f.k.a. Seattle Genetics, Inc.).	10-Q/A	000-32405	10.3	4/13/2018
10.6+††	Joint Commercialization Agreement dated October 19, 2020 between Genmab A/S and Seagen Inc. (f.k.a. Seattle Genetics Inc.).	—	—	—	—

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.7	License Agreement dated March 30, 1998 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Bristol-Myers Squibb Company.	10-K/A	000-32405	10.1	11/26/2010
10.8	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated July 29, 1999 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Bristol-Myers Squibb Company.	10-K/A	000-32405	10.2	11/26/2010
10.9	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Bristol-Myers Squibb Company.	S-1/A	333-50266	10.7	12/5/2000
10.10†	Amendment to License Agreement to the Bristol-Myers Squibb Company License Agreement dated December 18, 2015 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Bristol-Myers Squibb Company.	10-K	000-32405	10.4	2/19/2016
10.11	License Agreement dated September 20, 1999 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and the University of Miami.	10-K/A	000-32405	10.6	11/26/2010
10.12	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and the University of Miami.	10-K/A	000-32405	10.7	11/26/2010
10.13†	Letter Agreement Regarding Royalty between the University of Miami and Seagen Inc. (f.k.a. Seattle Genetics, Inc.) dated April 11, 2016.	10-Q	000-32405	10.1	7/26/2016
10.14	License Agreement between Cascadian Therapeutics, Inc. and Array BioPharma Inc. dated December 11, 2014.	10-Q	000-32405	10.1	4/26/2018
10.15	Amendment No. 1 to License Agreement dated April 23, 2020 between Cascadian Therapeutics, Inc. and Array Biopharma Inc.	10-Q	000-32405	10.5	7/31/2020
10.16+††	Commercial Supply Agreement dated December 1, 2010 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and SAFC, an operating division of Sigma-Aldrich, Inc.	—	—	—	—
10.17+††	First Amendment to Commercial Supply Agreement effective as of January 20, 2014 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and SAFC, an operating division of Sigma-Aldrich, Inc.	—	—	—	—
10.18+††	Second Amendment to Commercial Supply Agreement effective as of December 2, 2016 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and SAFC, an operating division of Sigma-Aldrich, Inc.	—	—	—	—
10.19†	Third Amendment to Commercial Supply Agreement effective as of July 1, 2019 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and SAFC, an operating division of Sigma-Aldrich, Inc.	10-Q	000-32405	10.2	10/30/2019
10.20	Development and Supply Agreement dated February 23, 2004 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories.	10-K	000-32405	10.15	2/27/2015
10.21†	First Amendment to Development and Supply Agreement dated April 17, 2008 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	10-Q	000-32405	10.1	8/8/2008
10.22†	Second Amendment to Development and Supply Agreement dated June 15, 2009 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	10-Q	000-32405	10.4	11/4/2011

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.23†	Third Amendment to Development and Supply Agreement dated November 5, 2009 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	10-Q	000-32405	10.5	11/4/2011
10.24†	Fourth Amendment to Development and Supply Agreement dated April 18, 2010 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	10-Q	000-32405	10.6	11/4/2011
10.25†	Fifth Amendment to Development and Supply Agreement dated August 24, 2010 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	10-Q	000-32405	10.7	11/4/2011
10.26+††	Sixth Amendment to Development and Supply Agreement dated November 18, 2010 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	—	—	—	—
10.27†	Seventh Amendment to Development and Supply Agreement dated January 2, 2013 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	10-K	000-32405	10.42	2/27/2013
10.28†	Eighth Amendment to Development and Supply Agreement dated July 7, 2015 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and AbbVie Inc. (formerly part of Abbott Laboratories, Inc.).	10-Q	000-32405	10.2	7/30/2015
10.29†	Ninth Amendment to Development and Supply Agreement, effective as of August 28, 2016 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and AbbVie Inc. (formerly part of Abbott Laboratories, Inc.).	10-Q	000-32405	10.1	10/27/2016
10.30†	Tenth Amendment to Development and Supply Agreement, effective as of December 26, 2016 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and AbbVie, Inc. (formerly part of Abbott Laboratories, Inc.).	10-K	000-32405	10.29	2/21/2017
10.31††	Eleventh Amendment to Development and Supply Agreement effective July 12, 2018 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and AbbVie Inc. (formerly part of Abbott Laboratories, Inc.).	10-K	000-32405	10.29	2/6/2020
10.32†	Twelfth Amendment to Development and Supply Agreement, effective as of April 25, 2019 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and AbbVie, Inc. (formerly part of Abbott Laboratories, Inc.).	10-Q	000-32405	10.2	7/16/2019
10.33††	Commercial Supply Agreement dated June 13, 2019 between Seagen Inc. (f.k.a Seattle Genetics, Inc.) and Esteve Quimica, S.A.	10-Q	000-32405	10.1	7/31/2020
10.34††	Amendment No. 1 to Commercial Supply Agreement dated April 14, 2020 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Esteve Quimica, S.A.	10-Q	000-32405	10.2	7/31/2020
10.35††	Commercial Supply Agreement dated February 20, 2020 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Corden Plankstadt.	10-Q	000-32405	10.3	7/31/2020
10.36††	Commercial Supply Agreement dated April 2, 2020 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Sterling Pharma Solutions Limited.	10-Q	000-32405	10.4	7/31/2020
10.37††	License and Collaboration Agreement related to ladiratuzumab vedotin dated September 13, 2020 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Merck Sharp & Dohme Corp.	10-Q	000-32405	10.1	10/30/2020
10.38††	Stock Purchase Agreement dated September 13, 2020 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Merck Sharp & Dohme Corp.	10-Q	000-32405	10.2	10/30/2020
10.39	Lease Agreement dated December 1, 2000 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and WCM 132-302, LLC.	S-1/A	333-50266	10.21	1/4/2001

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.40	First Amendment to Lease dated May 28, 2003 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and B&N 141-302, LLC.	10-Q	333-50266	10.1	8/12/2003
10.41†	Second Amendment to Lease dated July 1, 2008 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and B&N 141-302, LLC.	10-Q	000-32405	10.1	11/7/2008
10.42†	Third Amendment to Lease dated May 9, 2011 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and B&N 141-302, LLC.	10-Q	000-32405	10.2	8/5/2011
10.43†	Fourth Amendment to Lease dated October 24, 2017 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and SNH Medical Office Properties Trust, as successor in interest to B&N 141-302, LLC.	10-K	000-32405	10.12	02/15/2018
10.44†	Office Lease dated May 9, 2011 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and WCM Highlands II, LLC.	10-Q	000-32405	10.1	8/5/2011
10.45†	First Amendment to Office Lease dated October 24, 2017 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and SNH Medical Office Properties Trust, as successor in interest to WCM Highlands II, LLC.	10-K	000-32405	10.14	2/15/2018
10.46†	Purchase Agreement, dated June 16, 2017, between BMR-3450 Monte Villa Parkway, LLC and ZymoGenetics, Inc	10-Q	000-32405	10.1	11/6/2017
10.47	Assignment and Assumption of Purchase Agreement, dated July 30, 2017, between ZymoGenetics, Inc. and Seagen Inc. (f.k.a. Seattle Genetics, Inc.).	10-Q	000-32405	10.2	11/6/2017
10.48*	Form of Indemnification Agreement between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and each of its officers and directors.	S-1/A	333-50266	10.29	1/4/2001
10.49*	Amended and Restated Employment Agreement dated October 25, 2018, between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Clay Siegall.	10-Q	000-32405	10.1	10/26/2018
10.50*	Amended and Restated Employment Agreement dated October 25, 2018, between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Todd Simpson.	10-Q	000-32405	10.2	10/26/2018
10.51*	Amended and Restated Employment Agreement dated October 25, 2018, between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Vaughn Himes.	10-Q	000-32405	10.4	10/26/2018
10.52*	Amended and Restated Employment Agreement dated October 25, 2018, between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Roger Dansey.	10-Q	000-32405	10.3	10/26/2018
10.53*	Amended and Restated Employment Agreement dated October 25, 2018, between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Jean Liu.	10-Q	000-32405	10.6	10/26/2018
10.54*	Amended and Restated Employment Agreement dated April 15, 2020 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Charles Romp.	10-Q	000-32405	10.7	7/31/2020
10.55*	Amended and Restated 1998 Stock Option Plan, effective as of August 5, 2009.	10-Q	000-32405	10.1	8/10/2009
10.56*	2000 Directors’ Stock Option Plan, as amended February 5, 2010.	10-K	000-32405	10.13	3/12/2010
10.57*	Amended and Restated 2007 Equity Incentive Plan, effective as of May 18, 2012.	10-Q	000-32405	10.1	8/8/2012
10.58*	Amended and Restated 2007 Equity Incentive Plan, effective as of May 16, 2014.	10-Q	000-32405	10.1	8/8/2014

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.59*	Amended and Restated 2007 Equity Incentive Plan, effective as of May 20, 2016.	10-Q	000-32405	10.4	7/26/2016
10.60*	Amended and Restated 2007 Equity Incentive Plan, effective as of May 18, 2018.	10-Q	000-32405	10.2	7/26/2018
10.61*	Amended and Restated 2007 Equity Incentive Plan, effective as of May 15, 2020.	10-Q	000-32405	10.6	7/31/2020
10.62*	Long Term Incentive Plan for ECHELON-1, effective as of May 9, 2016.	10-Q	000-32405	10.2	7/26/2016
10.63*	Long Term Incentive Plan for EV and TV, effective as of September 29, 2017.	10-Q	000-32405	10.4	11/6/2017
10.64*	Long Term Incentive Plan for Tucatinib, effective as of October 24, 2018.	10-Q	000-32405	10.7	10/26/2018
10.65*	Senior Executive Annual Bonus Plan, as amended February 4, 2019.	10-K	000-32405	10.69	02/07/2019
10.66+*	Senior Executive Annual Bonus Plan, as amended February 9, 2021.	—	—	—	—
10.67*	Amended and Restated 2000 Employee Stock Purchase Plan, effective as of May 20, 2019.	S-8	333-232397	99.1	6/27/2019
10.68*	Rules of the Amended and Restated 2007 Equity Incentive Plan for Restricted Stock Unit Awards Granted to French Grantees effective as of March 13, 2020.	10-Q	000-32405	10.3	4/30/2020
10.69*	Form Notice of Grant and Stock Option Agreement under the Amended and Restated 1998 Stock Option Plan.	10-K	000-32405	10.11	3/15/2005
10.70*	Form Notice of Grant and Stock Option Agreement under the 2000 Directors’ Stock Option Plan.	10-K	000-32405	10.12	3/15/2005
10.71*	Form Stock Option Agreement for employees under 2007 Equity Incentive Plan.	10-K	000-32405	10.44	3/13/2009
10.72*	Form of Notice of Stock Option Grant and Stock Option Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan.	10-Q	000-32405	10.4	8/5/2011
10.73*	Form of Stock Unit Grant Notice and Stock Unit Agreement for employees under the Amended and Restated 2007 Equity Incentive Plan.	8-K	000-32405	10.1	8/30/2011
10.74*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan.	10-K	000-32405	10.33	2/28/2014
10.75*	Form of Stock Option Agreement for Long Term Incentive Plan for ECHELON-1 under the Amended and Restated 2007 Equity Incentive Plan.	10-Q	000-32405	10.3	7/26/2016
10.76*	Form of Notice of Stock Option Grant and Stock Option Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.3	7/26/2018
10.77*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.4	7/26/2018
10.78*	Form of Stock Option Agreement for Non-US Participants under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.5	7/26/2018
10.79*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-US participants under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.6	7/26/2018

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.80*	Form of Performance-Based Stock Option Agreement for employees under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.7	7/26/2018
10.81*	Form of Time-Based Stock Option Agreement for employees under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.8	7/26/2018
10.82*	Form of Performance-Based Stock Unit Grant Notice and Stock Unit Agreement for employees under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.9	7/26/2018
10.83*	Form of Time-Based Stock Unit Grant Notice and Stock Unit Agreement for employees under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.10	7/26/2018
10.84*	Form of Stock Option Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved August 30, 2018).	10-Q	000-32405	10.8	10/26/2018
10.85*	Form of Stock Option Agreement for non-US Participants under the Amended and Restated 2007 Equity Incentive Plan (approved August 30, 2018).	10-Q	000-32405	10.9	10/26/2018
10.86*	Form of Performance-Based Stock Unit Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved August 30, 2018).	10-Q	000-32405	10.10	10/26/2018
10.87*	Form of Stock Unit Grant Notice and Stock Unit Agreement for US Participants under the Amended and Restated 2007 Equity Incentive Plan (approved October 24, 2018).	10-Q	000-32405	10.11	10/26/2018
10.88*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-US Participants under the Amended and Restated 2007 Equity Incentive Plan (approved October 24, 2018).	10-Q	000-32405	10.12	10/26/2018
10.89*	Form of Performance-Based Stock Unit Grant Notice and Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan (approved August 26, 2019).	10-Q	000-32405	10.1	10/30/2019
10.90*	Form of Stock Option Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved December 19, 2019).	10-K	000-32405	10.80	2/6/2020
10.91*	Form of Stock Option Agreement for Non-US Participants under the Amended and Restated 2007 Equity Incentive Plan (approved December 19, 2019).	10-K	000-32405	10.81	2/6/2020
10.92*	Form of Time-Based Stock Unit Grant Notice and Stock Unit Agreement for employees under the Amended and Restated 2007 Equity Incentive Plan (approved December 19, 2019).	10-K	000-32405	10.82	2/6/2020
10.93*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-US Participants under the Amended and Restated 2007 Equity Incentive Plan (approved December 19, 2019).	10-K	000-32405	10.83	2/6/2020
10.94*	Form of Performance-Based Stock Unit Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved December 19, 2019).	10-K	000-32405	10.84	2/6/2020
10.95*	Form of Stock Unit Grant Notice for US Participants Long Term Incentive Plan for EV and TV (approved December 19, 2019).	10-K	000-32405	10.85	2/6/2020

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.96*	Form of Stock Unit Grant Notice for Non-US Participants Long Term Incentive Plan for EV and TV (approved December 19, 2019).	10-K	000-32405	10.86	2/6/2020
10.97*	Form of Performance-Based Stock Unit Notice and Stock Unit Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved December 24, 2019).	10-K	000-32405	10.87	2/6/2020
10.98*	Form of Performance-Based Stock Unit Notice and Stock Unit Agreement for Non-U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved December 24, 2019).	10-K	000-32405	10.88	2/6/2020
10.99*	Form of Stock Option Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved March 13, 2020).	10-Q	000-32405	10.1	4/30/2020
10.100*	Form of Stock Option Agreement for Non-U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved March 13, 2020).	10-Q	000-32405	10.2	4/30/2020
10.101*	Form of Stock Unit Grant Notice and Stock Unit Agreement for French Grantees under the Amended and Restated 2007 Equity Incentive Plan (approved March 13, 2020).	10-Q	000-32405	10.4	4/30/2020
10.102*	Form of Performance-Based Stock Unit Grant Notice and Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan (approved August 16, 2020).	10-Q	000-32405	10.3	10/30/2020
21.1+	Subsidiaries of Seagen Inc.	—	—	—	—
23.1+	Consent of Independent Registered Public Accounting Firm	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

+	Filed herewith.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
††	Certain confidential information contained in this Exhibit, marked by asterisks in the Exhibit, has been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*	Indicates a management contract or compensatory plan or arrangement.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulations S-K. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGEN INC.

Date:	February 11, 2021	By:	/S/ CLAY B. SIEGALL
Clay B. Siegall President & Chief Executive Officer (Principal Executive Officer)

Date:	February 11, 2021	By:	/S/ TODD E. SIMPSON
Todd E. Simpson Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CLAY B. SIEGALL
Clay B. Siegall	Director, President & CEO (Principal Executive Officer)	February 11, 2021

/S/ TODD E. SIMPSON
Todd E. Simpson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2021

/S/ FELIX J. BAKER
Felix J. Baker	Director	February 11, 2021

/S/ DAVID W. GRYSKA
David W. Gryska	Director	February 11, 2021

/S/ MARC E. LIPPMAN
Marc E. Lippman	Director	February 11, 2021

/S/ TED LOVE
Ted Love	Director	February 11, 2021

/S/ JOHN A. ORWIN
John A. Orwin	Director	February 11, 2021

/S/ Alpna Seth
Alpna Seth	Director	February 11, 2021

/S/ NANCY A. SIMONIAN
Nancy A. Simonian	Director	February 11, 2021

/S/ DANIEL G. WELCH
Daniel G. Welch	Director	February 11, 2021