Form 10-Q
period 2021-03-31
Seagen Inc.
filed 2021-04-29
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of April 26, 2021, there were 181,477,076 shares of the registrant’s common stock outstanding.

Seagen Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
Seagen Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$373,712	$558,424
Short-term investments	2,157,444	2,000,996
Accounts receivable, net	335,828	324,988
Inventories	146,591	116,136
Prepaid expenses and other current assets	90,122	61,840
Total current assets	3,103,697	3,062,384
Property and equipment, net	196,761	196,700
Operating lease right-of-use assets	58,124	61,480
Long-term investments	—	100,830
Intangible assets, net	277,986	283,680
Goodwill	274,671	274,671
Other non-current assets	31,746	21,161
Total assets	$3,942,985	$4,000,906
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$108,048	$78,067
Accrued liabilities and other	281,568	310,071
Total current liabilities	389,616	388,138
Long-term liabilities:
Operating lease liabilities, long-term	58,293	61,884
Other long-term liabilities	70,452	62,784
Total long-term liabilities	128,745	124,668
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 181,323 shares issued and outstanding at March 31, 2021 and 180,902 shares issued and outstanding at December 31, 2020	181	181
Additional paid-in capital	4,414,937	4,356,922
Accumulated other comprehensive income	494	565
Accumulated deficit	(990,988)	(869,568)
Total stockholders’ equity	3,424,624	3,488,100
Total liabilities and stockholders’ equity	$3,942,985	$4,000,906
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Net product sales	$302,588	$198,514
Royalty revenues	27,219	20,360
Collaboration and license agreement revenues	2,176	15,640
Total revenues	331,983	234,514
Costs and expenses:
Cost of sales	64,135	29,421
Research and development	230,426	195,199
Selling, general and administrative	159,842	122,249
Total costs and expenses	454,403	346,869
Loss from operations	(122,420)	(112,355)
Investment and other income (loss), net	1,000	(56,047)
Net loss	$(121,420)	$(168,402)
Net loss per share - basic and diluted	$(0.67)	$(0.98)
Shares used in computation of per share amounts - basic and diluted	181,150	172,350

Comprehensive loss:
Net loss	$(121,420)	$(168,402)
Other comprehensive income (loss):
Unrealized gain on securities available-for-sale, net of tax	166	3,273
Foreign currency translation loss	(237)	(24)
Total other comprehensive income (loss)	(71)	3,249
Comprehensive loss	$(121,491)	$(165,153)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
Balances as of December 31, 2019	171,994	$172	$3,359,124	$229	$(1,483,238)	$1,876,287
Net loss	—	—	—	—	(168,402)	(168,402)
Other comprehensive income	—	—	—	3,249	—	3,249
Issuance of common stock for stock option exercises and employee stock purchase plan	575	1	21,785	—	—	21,786
Restricted stock vested during the period, net	67	—	—	—	—	—
Share-based compensation	—	—	32,698	—	—	32,698
Balances as of March 31, 2020	172,636	$173	$3,413,607	$3,478	$(1,651,640)	$1,765,618

Balances as of December 31, 2020	180,902	$181	$4,356,922	$565	$(869,568)	$3,488,100
Net loss	—	—	—	—	(121,420)	(121,420)
Other comprehensive loss	—	—	—	(71)	—	(71)
Issuance of common stock for stock option exercises and employee stock purchase plan	341	—	19,791	—	—	19,791
Restricted stock vested during the period, net	80	—	—	—	—	—
Share-based compensation	—	—	38,224	—	—	38,224
Balances as of March 31, 2021	181,323	$181	$4,414,937	$494	$(990,988)	$3,424,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(121,420)	$(168,402)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	38,224	33,617
Depreciation	9,583	5,963
Amortization of intangible assets	5,694	4
Amortization of right-of-use assets	3,356	2,526
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	6,482	(511)
(Gains) losses on equity securities	(259)	59,079
Changes in operating assets and liabilities
Accounts receivable, net	(10,840)	11,388
Inventories	(30,455)	1,192
Prepaid expenses and other assets	(27,763)	(8,207)
Lease liability	(4,239)	(3,341)
Other liabilities	6,311	(2,367)
Net cash used by operating activities	(125,326)	(69,059)
Investing activities:
Purchases of securities	(703,200)	(124,922)
Proceeds from maturities of securities	632,000	152,000
Proceeds from sales of securities	—	19,996
Purchases of property and equipment	(7,515)	(25,256)
Net cash provided (used) by investing activities	(78,715)	21,818
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	19,791	21,786
Net cash provided by financing activities	19,791	21,786
Effect of exchange rate changes on cash and cash equivalents	(462)	9
Net decrease in cash and cash equivalents	(184,712)	(25,446)
Cash and cash equivalents at beginning of period	558,424	274,562
Cash and cash equivalents at end of period	$373,712	$249,116
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
The condensed consolidated balance sheet data as of December 31, 2020 were derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position and results of our operations as of and for the periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three month periods ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Non-cash activities
We had $8.1 million and $6.0 million of accrued capital expenditures as of March 31, 2021 and December 31, 2020, respectively. Accrued capital expenditures are treated as a non-cash investing activity and, accordingly, have not been included in the condensed consolidated statement of cash flows until such amounts have been paid in cash.
Investments
We hold certain equity securities which are reported at estimated fair value based on quoted market prices. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.
We invest our available cash primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, realized losses and declines in the value of debt securities judged to be other-than-temporary are included in investment and other income (loss), net. The cost of debt securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income (loss), net. Interest and dividends earned are included in investment and other income (loss), net. Accrued interest receivable as of March 31, 2021, was $7.6 million, and was included in prepaid expenses and other current assets. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.
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

Intangible assets, net
Our intangible assets are primarily comprised of acquired TUKYSA technology from the acquisition of Cascadian Therapeutics, Inc. in 2018. Upon FDA approval and commercial launch of TUKYSA in April 2020, we classified in-process research and development costs related to the acquired TUKYSA technology as finite-lived intangible assets. Prior to April 2020, our finite-lived intangible assets consisted of certain in-licensed ADCETRIS technology. Amortization expense of $5.7 million and $0 million related to acquired TUKYSA technology costs for the three months ended March 31, 2021 and 2020, respectively, was included in cost of sales in our condensed consolidated statements of comprehensive income (loss). The gross carrying value and accumulated amortization of our finite-lived intangible assets was $305.7 million and $27.7 million, respectively, as of March 31, 2021, and the gross carrying value and accumulated amortization of our finite-lived intangible assets was $305.7 million and $22.0 million, respectively, as of December 31, 2020. The weighted average remaining useful life of our finite-lived intangible assets was 12 years as of March 31, 2021, and estimated future amortization expense related to acquired TUKYSA is $17.4 million for the nine months ending December 31, 2021, and TUKYSA technology costs is $23.1 million for each of the years ending December 31, 2022 through December 31, 2026.
Revenue recognition - Net product sales
We sell ADCETRIS, PADCEV and TUKYSA primarily through a limited number of specialty distributors and specialty pharmacies in the U.S. We and our collaboration partner Astellas Pharma, Inc. or Astellas jointly promote PADCEV in the U.S. Under the joint promotion in the U.S., we record net sales of PADCEV and are responsible for all distribution through a limited number of specialty distributors. The delivery of our products represents a single performance obligation for these transactions and we record net product sales at the point in time when title and risk of loss pass. The transaction price for net product sales represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to-date. These estimates involve a substantial degree of judgment. We have applied a portfolio approach as a practical expedient for estimating net product sales.
Outside of the U.S., the transaction price for net product sales represents the amount we expect to receive, which is net of estimated discounts, estimated government mandated rebates, distribution fees, estimated product returns, and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. These estimates involve judgment in estimating net product sales.
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
Revenue recognition - Collaboration and license agreement revenues
We have collaboration and license agreements for our technology with a number of biotechnology and pharmaceutical companies. Under these agreements, we typically receive or are entitled to receive upfront cash payments and progress- and sales-dependent milestones for the achievement by our licensees of certain events, and annual maintenance fees and support fees for research and development services and materials provided under the agreements. We also are entitled to receive royalties on net sales of any resulting products incorporating our technology. Generally, our licensees are solely responsible for research, product development, manufacturing and commercialization of any product candidates under these collaborations, which includes the achievement of the potential milestones. Since we may not take a substantive role or control the research, development or commercialization of any products generated by some of our licensees, we may not be able to reasonably estimate when, if at all, any potential future milestone payments or royalties may be payable to us by our licensees. As such, the potential future milestone payments associated with certain of our collaboration and license agreements involve a substantial degree of uncertainty.
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
Recent accounting pronouncements adopted
In December 2019, the Financial Accounting Standards Board, or FASB, issued “ASU 2019-12, Simplifying the Accounting for Income Taxes.” The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740-- Income Taxes and clarifying existing guidance to facilitate consistent application. We adopted the standard on January 1, 2021. The adoption of this ASU does not have a material impact on our financial condition, results of operations, cash flows, or financial statement disclosures.

2. Revenue from contracts with customers
Substantially all of our product revenues are recorded in the U.S. Royalty revenues primarily reflect royalties earned under the ADCETRIS collaboration with Takeda.
The following table presents our disaggregated revenue for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
ADCETRIS	$162,573	$164,053
PADCEV	69,758	34,461
TUKYSA	70,257	—
Net product sales	$302,588	$198,514
Royalty revenues	$27,219	$20,360
Takeda	1,851	10,315
Other	325	5,325
Collaboration and license agreement revenues	$2,176	$15,640
Total revenues	$331,983	$234,514
We estimate an allowance for doubtful accounts based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We recognized no year-to-date bad debt expense during the three months ended March 31, 2021 or 2020.

3. Operating leases
We have operating leases for our office and laboratory facilities with terms that expire from 2021 through 2029. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of March 31, 2021.
Supplemental operating lease information was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Operating lease cost	$4,014	$3,546
Variable lease cost	987	902
Total lease cost	$5,001	$4,448
Cash paid for amounts included in measurement of lease liabilities	$3,858	$3,336

	As of March 31,
	2021	2020
Weighted average remaining lease term	6.0 years	6.9 years
Weighted average discount rate	5.2%	5.4%
Operating lease liabilities were recorded in the following captions of our condensed consolidated balance sheet as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Accrued liabilities and other	$13,151	$12,749
Operating lease liabilities, long-term	58,293	61,884
Total	$71,444	$74,633

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
For the three months ended March 31, 2021 and 2020, we excluded all restricted stock units and stock options from the per share calculations as such securities were anti-dilutive. The weighted average number of restricted stock units and stock options that were excluded totaled approximately 10,468,000 and 12,654,000, respectively.

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

The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2021
Short-term investments—U.S. Treasury securities	$2,157,444	$—	$—	$2,157,444
Other non-current assets—equity securities	9,525	—	—	9,525
Total	$2,166,969	$—	$—	$2,166,969
December 31, 2020
Short-term investments—U.S. Treasury securities	$2,000,996	$—	$—	$2,000,996
Long-term investments—U.S. Treasury securities	100,830	—	—	100,830
Total	$2,101,826	$—	$—	$2,101,826
Our short- and long-term debt investments portfolio only contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and have a zero loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three months ended March 31, 2021 and 2020, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of March 31, 2021 or December 31, 2020.
Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2021
U.S. Treasury securities	$2,157,253	$222	$(31)	$2,157,444
Contractual maturities (at date of purchase):
Due in one year or less	$1,929,643			$1,929,767
Due in one to two years	227,610			227,677
Total	$2,157,253			$2,157,444
December 31, 2020
U.S. Treasury securities	$2,101,801	$259	$(234)	$2,101,826
Contractual maturities (at date of purchase):
Due in one year or less	$1,791,399			$1,791,239
Due in one to two years	310,402			310,587
Total	$2,101,801			$2,101,826

6. Investment and other income (loss), net
Investment and other income (loss), net consisted of the following:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Gain (loss) on equity securities	$259	$(59,079)
Investment and other income, net	741	3,032
Total investment and other income (loss), net	$1,000	$(56,047)

Gain (loss) on equity securities includes the realized and unrealized holding gains and losses on our equity securities. The loss on equity securities for the three months ended March 31, 2020 was the result of a mark-to-market adjustment of our holdings in Immunomedics common stock, that balance of shares of which were subsequently sold for a gain during the three months ended June 30, 2020.

7. Inventories
Inventories consisted of the following:

(dollars in thousands)	March 31, 2021	December 31, 2020
Raw materials	$116,691	$99,049
Finished goods	29,900	17,087
Total	$146,591	$116,136
We capitalize our commercial inventory costs. Inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales.

8. Share-based compensation
We recorded total share-based compensation expense of $38.2 million and $33.6 million for the three months ended March 31, 2021 and 2020, respectively, including expense associated with our long-term incentive plans, or LTIPs. Share-based compensation included in research and development expenses was $17.0 million and $17.7 million for the three months ended March 31, 2021 and 2020, respectively, and share-based compensation included in sales, general, and administrative expenses was $21.3 million and $15.9 million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, there was $160.5 million of unrecognized compensation cost related to unvested options and RSU awards, excluding our LTIPs and performance-based awards, net of forfeitures. The estimated unrecognized compensation expense related to our LTIPs and performance-based awards was approximately $70 million as of March 31, 2021. The total estimate of unrecognized compensation expense could change in the future for several reasons, including the addition or termination of employees, the recognition of LTIP compensation expense, or the addition, termination, or modification of an LTIP.

9. Legal matters
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
On November 4, 2019, Daiichi Sankyo filed a declaratory judgment action in the United States District Court for the District of Delaware, alleging that we are not entitled to the intellectual property rights under dispute, in an attempt to have the dispute adjudicated in federal court. The case has been stayed and administratively closed by court order.

Patent infringement
On October 19, 2020, we filed a complaint in the United States District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the '039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the United States of the cancer drug ENHERTU. This action is seeking, among other remedies, a judgment that Daiichi Sankyo infringed one or more valid and enforceable claims of the '039 Patent, monetary damages and a running royalty. Daiichi Sankyo (as well as Daiichi Sankyo, Inc. and AstraZeneca Pharmaceuticals, LP, or AstraZeneca) subsequently filed an action on November 13, 2020 in the U.S. District Court for the District of Delaware seeking a declaratory judgment that ENHERTU does not infringe the ‘039 Patent. The Delaware action has been stayed by court order. Daiichi Sankyo, Inc. and AstraZeneca also filed two Petitions for Post-Grant Review on December 23, 2020 and January 22, 2021 with the U.S. Patent Office seeking to have claims of the ‘039 Patent cancelled as unpatentable.
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
Overview
Seagen is a biotechnology company that develops and commercializes targeted therapies to treat cancer. We are commercializing ADCETRIS®, or brentuximab vedotin, for the treatment of certain CD30-expressing lymphomas, PADCEV®, or enfortumab vedotin-ejfv, for the treatment of certain metastatic urothelial cancers, and TUKYSA®, or tucatinib, for the treatment of certain metastatic HER2-positive breast cancers. We are also advancing a pipeline of novel therapies for solid tumors and blood-related cancers designed to address unmet medical needs and improve treatment outcomes for patients. Many of our programs, including ADCETRIS and PADCEV, are based on our antibody-drug conjugate, or ADC, technology that utilizes the targeting ability of monoclonal antibodies to deliver cell-killing agents directly to cancer cells.
First quarter 2021 highlights and recent developments
Corporate
•Achieved 52% growth in net product sales for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020.
•Continued to make strategic investments in our pipeline, commercial launches, infrastructure, and headcount to support our future growth.

ADCETRIS
•Expected publication of the five-year update of the phase 3 ECHELON-1 clinical trial in the second quarter 2021.

PADCEV
•Announced Marketing Authorization Application, or MAA, accepted for review by the European Medicines Agency, or EMA.
•Announced two supplemental Biologics License Applications, or sBLAs, accepted for Priority Review by the U.S. Food and Drug Administration, or FDA. FDA has set a Prescription Drug User Fee Act, or PDUFA, target action date of August 17, 2021.
•Published results from the global phase 3 clinical trial called EV-301 demonstrating survival advantage of PADCEV compared to chemotherapy in patients with previously treated advanced urothelial cancer in the New England Journal of Medicine.

TUKYSA
•Received marketing authorizations in the European Union and Great Britain and began commercializing TUKYSA in Germany and France.
•Enrolled first patient in multiple clinical trials, including the CompassHER2 RD trial evaluating TUKYSA in combination with T-DM1 in the adjuvant HER2-positive breast cancer setting which is being conducted by the Alliance for Clinical Trials in Oncology, a U.S. cooperative group, and a basket trial evaluating TUKYSA in combination with trastuzumab in various metastatic solid tumors with HER2 alterations.

Pipeline
•Announced BLA accepted for Priority Review of tisotumab vedotin for patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. FDA has set a PDUFA target action date of October 10, 2021.
•Initiated a phase 3 trial of tisotumab vedotin, called innovaTV 301, in patients with metastatic cervical cancer intended to support global regulatory applications and potentially serve as a confirmatory trial in the U.S.
•Presented data highlighting pipeline of novel targeted therapies at the American Association for Cancer Research, or AACR, Annual Meeting which included programs that utilize Seagen’s ADC technology as well as our proprietary sugar-engineered antibody, or SEA, technology.
Our Medicines
Our approved medicines include the following:

Product*	Therapeutic Area	U.S. Approved Indication
	Hodgkin Lymphoma	Previously untreated Stage III/IV classical Hodgkin lymphoma, or cHL, in combination with doxorubicin, vinblastine and dacarbazine
cHL at high risk of relapse or progression as post-autologous hematopoietic stem cell transplantation, or auto-HSCT, consolidation
cHL after failure of auto-HSCT or after failure of at least two prior multi-agent chemotherapy regimens in patients who are not auto-HSCT candidates
	T-cell Lymphoma	Previously untreated systemic anaplastic large cell lymphoma, or sALCL, or other CD30-expressing peripheral T-cell lymphoma, or PTCL, including angioimmunoblastic T-cell lymphoma and PTCL not otherwise specified, in combination with cyclophosphamide, doxorubicin and prednisone
sALCL after failure of at least one prior multi-agent chemotherapy regimen
Primary cutaneous anaplastic large cell lymphoma, or pcALCL, or CD30-expressing mycosis fungoides who have received prior systemic therapy
Urothelial Cancer
Locally advanced or metastatic urothelial cancer for patients who have previously received a PD-1 or PD-L1 inhibitor and a platinum-containing chemotherapy before (neoadjuvant) or after (adjuvant) surgery in a locally advanced or metastatic setting.

Breast Cancer
In combination with trastuzumab and capecitabine for the treatment of adult patients with advanced unresectable or metastatic HER2-positive breast cancer, including patients with brain metastases, who have received one or more prior anti-HER2-based regimens in the metastatic setting.

•*ADCETRIS, PADCEV and TUKYSA are only indicated for use in adults. u

ADCETRIS®
ADCETRIS is an ADC targeting CD30, which is a protein located on the surface of cells and highly expressed in Hodgkin lymphoma, certain T-cell lymphomas as well as other cancers. ADCETRIS first received FDA approval in 2011 and is now approved in a total of six indications to treat Hodgkin lymphoma and certain T-cell lymphomas in various settings including as frontline therapy.
ADCETRIS is commercially available in more than 75 countries worldwide. We commercialize ADCETRIS in the U.S. and its territories and in Canada, and we collaborate with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Takeda has commercial rights in the rest of the world and pays us a royalty. Takeda has received regulatory approvals for ADCETRIS as monotherapy or in combination with other agents in various settings for the treatment of patients with Hodgkin lymphoma or CD30-positive T-cell lymphomas in Europe and many countries throughout the rest of the world and is pursuing additional regulatory approvals.
PADCEV®
PADCEV is an ADC targeting Nectin-4, a protein expressed on the surface of cells and highly expressed in bladder cancer as well as other cancers. PADCEV was granted accelerated approval by the FDA in December 2019 for the treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received a PD-1 or PD-L1 inhibitor and a platinum-containing chemotherapy before (neoadjuvant) or after (adjuvant) surgery in the locally advanced or metastatic setting. FDA approval of PADCEV was supported by data from a single-arm pivotal phase 2 clinical trial called EV-201. Continued approval may be contingent upon verification and description of clinical benefit in a required confirmatory trial. In April 2021, the FDA accepted for Priority Review a supplemental BLA based on the global phase 3 clinical trial called EV-301 which would serve as the confirmatory trial.
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
The FDA reviewed the application for approval under the Oncology Center of Excellence's, or OCE's, Real Time Oncology Review, or RTOR, pilot program. We also participated in the Project Orbis initiative of the FDA OCE which provides a framework for concurrent submission and review of oncology products among international partners. Under this program we have received approval in the U.S., Canada, Australia, Singapore, and Switzerland. In February 2021, the EC granted marketing authorization for TUKYSA in combination with trastuzumab and capecitabine for the treatment of adult patients with HER2-positive locally advanced or metastatic breast cancer who have received at least two prior anti-HER2 treatment regimens. This approval is valid in all countries of the European Union as well as Norway, Liechtenstein, Iceland and Northern Ireland. In March 2021, we began marketing TUKYSA in Germany and France. Additionally, in February 2021, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, granted a Great Britain marketing authorization for TUKYSA.
We are responsible for commercializing TUKYSA in the U.S., Canada and in Europe. In September 2020, we entered into a license and collaboration agreement, or the TUKYSA Agreement, with a subsidiary of Merck & Co., Inc., or Merck, pursuant to which we granted exclusive rights to Merck to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe. The collaboration is intended to accelerate global availability of TUKYSA.

Clinical Development and Regulatory Status
ADCETRIS (brentuximab vedotin)
Beyond our current labeled indications, we are evaluating ADCETRIS as monotherapy and in combination with other agents in ongoing trials, including several potential registration-enabling trials. In addition to our corporate-sponsored trials there are numerous investigator-sponsored trials of ADCETRIS in the United States. The investigator-sponsored trials include the use of ADCETRIS in a number of malignant hematologic indications and in solid tumors.
PADCEV (enfortumab vedotin-ejfv)
In collaboration with Astellas we are conducting or planning to conduct clinical trials across the spectrum of bladder cancer including ongoing trials in frontline metastatic urothelial cancer and muscle invasive bladder cancer. We are planning to conduct a trial in non-muscle invasive bladder cancer. In addition, we are conducting a trial in a range of other solid tumors.
In September 2020, we announced that the EV-301 trial, which compared PADCEV to chemotherapy in adult patients with locally advanced or metastatic urothelial cancer who were previously treated with platinum-based chemotherapy and a PD-1/L1 inhibitor, met its primary endpoint of overall survival, or OS, compared to chemotherapy. For patients in the PADCEV arm of the trial, rash, fatigue, and decreased neutrophil count were the most frequent Grade 3 or greater treatment-related adverse events occurring in more than 5 percent of patients.
In April 2021, the FDA accepted for Priority Review a sBLA based on the EV-301 trial with a PDUFA target action date of August 17, 2021. This application seeks to convert PADCEV's accelerated approval in December 2019 to regular approval. The application is being reviewed under the FDA's RTOR program. In March 2021, the EMA accepted for review a MAA for PADCEV based on the EV-301 trial. In addition, applications have been submitted for PADCEV approval in Australia and Canada, under the FDA's Project Orbis program, as well as in Japan, Singapore, Brazil and Switzerland.
In October 2020, we announced positive topline results from the second cohort of patients in the pivotal phase 2 EV-201 trial. The cohort is evaluating PADCEV for patients with locally advanced or metastatic urothelial cancer who have been previously treated with a PD-1/L1 inhibitor and have not received a platinum-containing chemotherapy and are ineligible for cisplatin. In April 2021, a sBLA was accepted for Priority Review by the FDA based on the second cohort of the EV-201 trial with a PDUFA target action date of August 17, 2021, which is intended to support an indication in this setting. This application is also being reviewed under the FDA's RTOR program.
PADCEV is also being investigated in first-line metastatic urothelial cancer and earlier stages of bladder cancer. We and Astellas are conducting a phase 1b/2 clinical trial, called EV-103, that is a multi-cohort, open-label trial of PADCEV alone or in combination with the anti-PD-1 therapy pembrolizumab. The trial is evaluating safety, tolerability and activity in locally advanced and first- and second-line metastatic urothelial cancer, and was expanded to include muscle invasive bladder cancer, or MIBC.
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
In addition to the potential accelerated approval pathway based on the EV-103 trial, we are conducting a global, registrational phase 3 trial, called EV-302, in frontline metastatic urothelial cancer in collaboration with Astellas and a subsidiary of Merck. We, Astellas and Merck are jointly funding EV-302 and the trial is being led by us. EV-302 is an open-label, randomized phase 3 clinical trial evaluating the combination of PADCEV and pembrolizumab versus chemotherapy alone in patients with previously untreated locally advanced or metastatic urothelial cancer. The trial includes metastatic urothelial cancer patients who are either eligible or ineligible for cisplatin-based chemotherapy. The trial has dual primary endpoints of progression-free survival and OS and is intended to support global regulatory submissions and potentially serve as a confirmatory trial if accelerated approval is granted based on EV-103.
In April 2020, we and Astellas entered into an agreement with Merck to evaluate PADCEV in MIBC. Merck has amended its ongoing phase 3 KEYNOTE-905/EV-303 registrational trial in cisplatin-ineligible patients with MIBC to include an arm evaluating PADCEV in combination with pembrolizumab. In October 2020, we and Astellas entered into an agreement with Merck to evaluate PADCEV in combination with pembrolizumab in a phase 3 trial, called KEYNOTE-B15/EV-304, to be conducted by Merck in cisplatin-eligible patients with MIBC. This trial was initiated in the first quarter of 2021.

In January 2020, we and Astellas also initiated a phase 2 clinical trial, called EV-202, to evaluate PADCEV monotherapy in solid tumors that have high-levels of Nectin-4 expression, including non-small cell lung, head and neck, gastric/esophageal and breast cancers.
Since the launch of PADCEV we have continued to monitor product safety in clinical trials and in the post marketing setting. Nectin-4, which PADCEV targets, is expressed in the skin, and rash is a common adverse event associated with PADCEV use, but is generally mild and reversible. Severe rashes, however, do occur and are described in the U.S. prescribing information. Severe cutaneous adverse reactions including fatal cases of Stevens Johnson Syndrome and toxic epidermal necrolysis have occurred in patients treated with PADCEV in the post marketing setting and during clinical trials. In March 2021, the U.S. prescribing information was updated to reflect these rare events. We believe the overall benefit-risk balance remains favorable for the use of PADCEV in its approved indication.
TUKYSA (tucatinib)
We are conducting a broad clinical development program of TUKYSA including ongoing and planned trials in earlier lines of breast cancer and in other HER2-positive cancers. The positive results of the HER2CLIMB trial served as the basis for approval in the U.S., Canada, the European Union as well as other countries. Merck is co-funding a portion of the TUKYSA global development plan.
In October 2019, we initiated a phase 3 randomized trial, called HER2CLIMB-02, evaluating TUKYSA versus placebo, each in combination with T-DM1, for patients with unresectable locally advanced or metastatic HER2-positive breast cancer, including those with brain metastases, who have had prior treatment with a taxane and trastuzumab.
We are supporting a U.S. cooperative group, the Alliance for Clinical Trials in Oncology, that is conducting a phase 3 randomized trial, called CompassHER2 RD, which is evaluating TUKYSA in combination with T-DM1 in the adjuvant setting for patients with high-risk, HER2-positive breast cancer.
We are also conducting a phase 2 trial, called HER2CLIMB-04, evaluating TUKYSA in combination with trastuzumab deruxtecan in previously treated locally-advanced or metastatic HER2-positive breast cancer.
We are conducting a phase 2 trial, called MOUNTAINEER, evaluating TUKYSA in combination with trastuzumab in patients with HER2-positive, RAS wild-type metastatic colorectal cancer after treatment with first- and second-line standard-of-care therapies. Initial results from 23 patients were presented at the ESMO 2019 Congress that demonstrated encouraging antitumor activity. We expect to complete enrollment by the end of 2021. We believe the trial could potentially support an application for accelerated approval in the U.S.
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
We and Genmab are conducting a pivotal phase 2 trial, called innovaTV 204, evaluating single-agent tisotumab vedotin for patients with recurrent or metastatic cervical cancer who have relapsed or progressed after standard of care treatment. In September 2020, data from the innovaTV 204 trial were presented at the European Society for Medical Oncology, or ESMO, Virtual Congress 2020 and in April 2021 were published in The Lancet Oncology. Results from the trial showed a 24 percent confirmed objective response rate, or ORR, by independent central review with a median duration of response, or DOR, of 8.3 months. The most common treatment-related adverse events (greater than or equal to 20 percent) included alopecia, epistaxis (nose bleeds), nausea, conjunctivitis, fatigue and dry eye.
In April 2021, the FDA accepted for Priority Review the BLA seeking accelerated approval for tisotumab vedotin. This BLA requests FDA approval of tisotumab vedotin for the treatment of patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. The FDA has set a PDUFA target action date of October 10, 2021.
In January 2021, we and Genmab initiated a phase 3 clinical trial, called innovaTV 301, to evaluate tisotumab vedotin compared to chemotherapy in patients with recurrent or metastatic cervical cancer who have received one or two prior lines of therapy. innovaTV 301 is intended to support global regulatory applications for potential approvals in regions where innovaTV 204 does not support approval and to potentially serve as a confirmatory trial in the U.S. if we are able to obtain accelerated approval based on the innovaTV 204 trial.

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
Antibody-Drug Conjugate technology license agreements
We have active technology license agreements for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Genentech, Inc., a member of the Roche Group, or Genentech; and GlaxoSmithKline LLC, or GSK, as well as collaboration agreements with Astellas and Genmab. Genentech and GSK have received approval for ADC drugs that utilize our technology, Polivy® (polatuzumab vedotin-piic) and Blenrep™ (belantamab mafodotin-blmf), respectively, in the U.S., European Union and other countries. Under our ADC license agreements with Genentech and GSK, we are entitled to receive royalties on net sales of Polivy and Blenrep worldwide.
COVID-19
We are continuing to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our workforce, patients and healthcare professionals, and to continue our business operations and advance our goal of bringing important medicines to patients as rapidly as possible. For example, we continue to maintain a mandatory work-from-home policy for employees who can perform their jobs offsite. We are continuing essential research, manufacturing, and laboratory activities on site and maintain a number of additional precautionary measures designed to protect these on-site employees, such as temperature checks, screening protocols, masks, social distancing, contact tracing and making testing available. After pausing most in-person customer interactions in healthcare settings earlier in the pandemic, our field-based personnel are now engaging in an increasing number of in-person interactions where state and local laws and regulations allow, the institution or office is accepting in-person interactions and our field-based personnel are comfortable engaging in-person with healthcare providers They are also using electronic communications to continue to support healthcare professionals and patients when they cannot meet with healthcare providers face-to-face. We believe that the measures we have implemented are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor conditions and related guidance from governmental authorities and adjust our activities as appropriate.

Outlook
We recognize revenue from ADCETRIS product sales in the U.S. and Canada, PADCEV product sales in the U.S. and TUKYSA product sales in the U.S. and Europe. While we anticipate that sales of ADCETRIS will increase modestly in 2021 as compared to 2020, we have experienced and expect continued impacts associated with the COVID-19 pandemic, which appear to be reducing the rate of Hodgkin lymphoma diagnoses. We have also experienced an increase in gross-to-net deductions that we believe is due to a shift in the locations where ADCETRIS is administered, which has increased the proportion of ADCETRIS sales through the federal 340B drug discount program. We also expect that our ability to maintain or continue to grow our ADCETRIS sales, if at all, will depend on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in its approved indications, including in the frontline Hodgkin lymphoma indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS. Other important factors affecting our ADCETRIS sales include the incidence flow of patients eligible for treatment in ADCETRIS’ approved indications, the extent to which coverage and adequate levels of reimbursement for ADCETRIS are available from governments and other third-party payors, the impact of any healthcare reform measures that may be upheld, or adopted in the future, including measures that could result in more rigorous coverage criteria or reduce the price that we receive for ADCETRIS, increasing competition from competing therapies including pembrolizumab in multiple indications, including in the relapsed or refractory classical Hodgkin lymphoma indication, continuing impacts resulting from the evolving effects of the COVID-19 pandemic including lower diagnosis rates, and the potential future approval of ADCETRIS in any additional indications. For these reasons, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. In addition, as a result of these and other factors, our future ADCETRIS product sales can be difficult to accurately predict from period to period.
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
Our ability to realize the anticipated benefits of our investment in TUKYSA is subject to a number of risks and uncertainties, including our and Merck’s ability to successfully launch, market and commercialize TUKYSA in our respective territories in its approved indication, the extent to which we and Merck are able to obtain regulatory and other required governmental and pricing and reimbursement approvals of TUKYSA in additional territories, the extent to which we and Merck are able to obtain regulatory approvals of TUKYSA in additional indications, including earlier lines of breast cancer and other HER2-positive cancers, the acceptance of TUKYSA by the medical community and patients, competition from other therapies, our and Merck’s ability to accurately predict and supply product demand, the extent to which coverage and reimbursement will be available from governments and other third-party payors, our ability to effectively commercialize a product outside of the U.S., the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, as a result of these and other factors, including the lack of significant historical sales data, TUKYSA sales are currently difficult to predict from period to period.
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

We are closely evaluating the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates. Our field-based personnel are using a mix of in-person interactions and electronic communications, such as emails, phone calls and video conferences, to support healthcare providers and patients. Many healthcare professionals that we normally call on are working a greater proportion of their working schedule from home and are facing additional demands on their time during the ongoing COVID-19 pandemic. We are continuing to experience increased competition for virtual appointments with healthcare professionals and a significant reduction in the number of interactions our sales personnel are having with physicians. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators, as well as physician awareness of our products. With respect to PADCEV and TUKYSA specifically, we have not launched a product using primarily virtual communication channels in the past and cannot predict the effects that this approach will ultimately have on demand for PADCEV or TUKYSA. However, we believe that the need to conduct these activities virtually is negatively impacting our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. We face a number of challenges that will limit our ability to fully resume in-person interactions for the foreseeable future, including increasing COVID-19 infection rates in many states, the potential for more severe outbreaks, the need to navigate varying restrictions for entering healthcare facilities and employee childcare obligations during virtual school sessions. In addition, the effects of the COVID-19 pandemic continue to evolve rapidly, and we may subsequently be forced to, or subsequently determine that we should, resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection or hospitalization rates or otherwise. Moreover, the long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. COVID-19 related restrictions could also present product distribution challenges as we utilize recently initiated distribution channels for TUKYSA. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety. The evolving effects of the COVID-19 pandemic may also negatively affect our product sales due to challenges in patient access to healthcare settings, significant increases in unemployment and the resulting loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs, some or all of which appear to be affecting diagnosis rates, may affect side effect management and course of treatment and may increase enrollment in our patient support programs. With respect to ADCETRIS specifically, impacts associated with the COVID-19 pandemic appear to be reducing the rate of Hodgkin lymphoma diagnoses. In addition, we have experienced lower than expected levels of our research and development spending, in part as a result of the COVID-19 pandemic. This includes some delays in clinical trial enrollment as well as reduced travel due to the conversion of medical and scientific meetings to virtual format. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, there may be some impacts to our clinical study timelines, which, depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, could ultimately delay data availability. In addition, many of our non-essential on-site research activities are currently significantly reduced as a result of the COVID-19 pandemic, which may negatively impact the number of investigational new drug application, or IND, candidates entering our clinical pipeline in future years. The extent to which the risks and evolving effects of the COVID-19 pandemic impact our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease, including the effectiveness and timing of vaccine programs in the U.S. and worldwide. For more information on the risks and uncertainties associated with the evolving effects of the COVID-19 pandemic on our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts, see “Part II Item 1A—Risk Factors.”
Because of the above and other factors, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary
For the three months ended March 31, 2021, our total revenues increased to $332.0 million, compared to $234.5 million for the same period in 2020. This growth was driven by the U.S. launch of TUKYSA in April 2020 and higher PADCEV net product sales.
For the three months ended March 31, 2021, total costs and expenses increased to $454.4 million, compared to $346.9 million for the same period in 2020. This reflected higher research and development expenses, cost of sales, and selling, general and administrative expenses. Net loss was unfavorably impacted by a loss of $59.1 million from the change in the fair value of our equity securities during the three months ended March 31, 2020. These securities were sold for a gain during the three months ended June 30, 2020.
As of March 31, 2021, we had $2.5 billion in cash, cash equivalents and investments and $3.4 billion in total stockholders’ equity.

Results of operations
Net product sales

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
ADCETRIS	$162,573	$164,053	(1)%
PADCEV	69,758	34,461	102%
TUKYSA	70,257	—	NM
Net product sales	$302,588	$198,514	52%
NM: No amount in comparable period or not a meaningful comparison.

Our net product sales grew 52% during the three months ended March 31, 2021, as compared to the comparable period in 2020, primarily driven by the launch of TUKSYA in April 2020 and higher PADCEV net product sales. PADCEV net product sales grew primarily due to higher volumes, driven by increased utilization in its approved indication following the U.S. launch in December 2019. ADCETRIS net product sales declined slightly during the three months ended March 31, 2021, as compared to the comparable period in 2020, primarily due to a reduction in the rate of Hodgkin lymphoma diagnoses, driven by the COVID-19 pandemic.
We expect growth in net product sales in 2021 from 2020 to be primarily driven by sales growth of TUKYSA and PADCEV, and to a lesser extent, ADCETRIS. Refer to “Overview—Outlook” above for additional information.
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2020	$44,193	$15,689	$59,882
Provision related to current period sales	109,266	9,783	119,049
Adjustment for prior period sales	(709)	(502)	(1,211)
Payments/credits for current period sales	(83,252)	(5,145)	(88,397)
Payments/credits for prior period sales	(20,407)	(5,771)	(26,178)
Balance as of March 31, 2021	$49,091	$14,054	$63,145
Government-mandated rebates and chargebacks are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the three months ended March 31, 2021 as a result of price increases for ADCETRIS that we instituted that exceeded the rate of inflation. The most significant portion of our gross-to-net accrual balances as of March 31, 2021 and 2020 was for ADCETRIS Medicaid rebates. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2021 as compared to 2020, driven by anticipated growth in our gross product sales.

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

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
Royalty revenues	$27,219	$20,360	34%
Royalty revenues increased for the three months ended March 31, 2021 from the comparable period in 2020, primarily due to growth in Takeda net sales of ADCETRIS in its territories, as well as higher royalties earned on net sales of Blenrep and Polivy by our licensees.
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
Collaboration and license agreement revenues by collaborator were as follows:

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
Takeda	$1,851	$10,315	(82)%
Other	325	5,325	(94)%
Total collaboration and license agreement revenues	$2,176	$15,640	(86)%
Collaboration revenues from Takeda for the three months ended March 31, 2021 declined primarily due to a decrease in ADCETRIS drug supply sold to Takeda.
Other collaboration revenues decreased for the three months ended March 31, 2021 as compared to the comparable period in 2020 primarily due to a regulatory milestone achieved by Genentech in the 2020 period.
We expect our collaboration and license agreement revenues in 2021 to significantly decrease compared to 2020, driven by the amounts recognized related to the agreements with Merck in 2020. Our collaboration and license agreement revenues are impacted by the term and duration of those agreements and by progress-dependent milestones, annual maintenance fees, and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved and our ability to enter into potential additional collaboration and license agreements.

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
Astellas PADCEV collaboration
We have a collaboration agreement with Agensys, Inc., which subsequently became an affiliate of Astellas, to jointly research, develop and commercialize ADCs for the treatment of several types of cancer. Under this collaboration, we and Astellas are equally co-funding all development and certain commercialization costs for PADCEV. Gross profit share payments owed to Astellas in the U.S. under the joint commercialization agreement are recorded in cost of sales. The gross profit share with Astellas totaled $32.5 million and $16.4 million for the three months ended March 31, 2021 and 2020.
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
In October 2020, we and Genmab entered into a joint commercialization agreement to govern the global commercialization of tisotumab vedotin, if we are successful in obtaining any regulatory approvals of tisotumab vedotin:
•In the U.S., we and Genmab will co-promote tisotumab vedotin. We will record sales of tisotumab vedotin in the U.S. and are responsible for leading U.S. distribution activities. The companies will each hire and maintain 50% of the sales representatives and medical science liaisons, equally share those and certain other costs associated with commercializing tisotumab vedotin in the U.S., individually bear the costs of certain other personnel in the U.S., and equally share in any profits realized in the U.S. In February 2021, a BLA for tisotumab vedotin was submitted to the FDA seeking accelerated approval for the treatment of patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy, and in April 2021, FDA accepted the BLA for Priority Review, and set target action date of October 10, 2021.

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
Merck LV collaboration
In September 2020, we entered into the LV Agreement with a subsidiary of Merck. We are pursuing a broad joint development program evaluating LV as monotherapy and in combination setting, including with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in triple-negative breast cancer, hormone receptor-positive breast cancer and other LIV-1-expressing solid tumors. Under the terms of the LV Agreement, we granted Merck a co-exclusive worldwide development and commercialization license for LV, and agreed to jointly develop and commercialize LV on a worldwide basis. We received an upfront cash payment of $600.0 million, and we are eligible to receive up to $850.0 million in milestone payments upon the initiation of certain clinical trials and regulatory approval in certain major markets, and up to an additional $1.8 billion in milestone payments upon the achievement of specified annual global net sales thresholds of LV. Each company is responsible for 50% of global costs to develop and commercialize LV and will receive 50% of potential future profits. In connection with the LV Agreement, we entered into a stock purchase agreement with Merck in September 2020, pursuant to which we agreed to issue and sell, and Merck agreed to purchase 5,000,000 newly-issued shares of our common stock, at a purchase price of $200 per share, for an aggregate purchase price of $1.0 billion, referred to as the Purchase Agreement. We closed the Purchase Agreement in October 2020.
We recognized license revenue of $850.1 million during 2020 associated with the LV Agreement and Purchase Agreement, and we recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses.
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
We recognized license revenue of $125.0 million during 2020 associated with the TUKYSA Agreement, and we recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses. Sales of TUKYSA drug product supplied is included in collaboration and license agreement revenues. The prepayment received for global development cost-sharing was recorded as a co-development liability in accrued liabilities and other or other long-term liabilities on our condensed consolidated balance sheet as of March 31, 2021. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our condensed consolidated statements of comprehensive loss. As of March 31, 2021 and December 30, 2020, $75.3 million and $80.9 million was recorded as the remaining co-development liability, respectively.
Other technology collaboration and license agreements
We have other collaboration and license agreements for our ADC technology with a number of biotechnology and pharmaceutical companies. We typically receive upfront cash payments and progress- and sales-dependent milestones for the achievement by our licensees of certain events, and annual maintenance fees and support fees for research and development services and materials provided under the agreements. These amounts are recognized as revenue over the performance obligation period if the license is determined not to be distinct from other goods and services provided, or, if there is no performance obligation, upon transfer of control of the goods or services to the customer.

Cost of sales

Cost of sales includes manufacturing and distribution costs of product sold, gross profit share with Astellas pursuant to our PADCEV collaboration, amortization of acquired technology license costs, royalties owed on our PADCEV net product sales and global ADCETRIS and TUKSYA net product sales.

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
Cost of sales	$64,135	$29,421	118%
Cost of sales increased for the three months ended March 31, 2021 from the comparable period in 2020, driven by the Astellas gross profit share related to PADCEV net product sales, amortization expense associated with acquired TUKSYA technology costs, and in-licensing royalties owed on PADCEV and TUKYSA net product sales. The gross profit share with Astellas totaled $32.5 million and $16.4 million for the three months ended March 31, 2021 and 2020, respectively. We recorded amortization expense of $5.7 million for acquired TUKYSA technology costs during the three months ended March 31, 2021, which began following FDA approval of TUKYSA in April 2020.
We expect cost of sales to increase in 2021 as compared to 2020 as a result of the net product sales growth of our commercial-stage drugs. This includes cost of product sales for PADCEV and the gross profit share with Astellas under our collaboration. Growth will also be driven by the full-year 2021 amortization of acquired TUKYSA technology costs. The increase in cost of sales will also reflect expected growth in ADCETRIS net product sales. Cost of sales includes royalties owed on global net sales of ADCETRIS and TUKSYA, and royalties owed on our net sales of PADCEV.

Research and development

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
Research and clinical development	$174,005	$133,229	31%
Process sciences and manufacturing	56,421	61,970	(9)%
Total research and development	$230,426	$195,199	18%
Research and clinical development expenses include personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase for the three months ended March 31, 2021 from the comparable period in 2020 primarily reflected higher employee-related costs and external development costs mainly to support our early- and late-stage pipeline of product candidates.
Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of product candidates used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The decrease for the three months ended March 31, 2021 from the comparable period in 2020 primarily reflected the timing of our manufacturing of product candidates for use in clinical trials, as well as increased manufacturing of our approved products.
We utilize our employee and infrastructure resources across multiple research and development projects. We track human resource efforts expended on many of our programs for purposes of billing our collaborators for time incurred at agreed upon rates and for resource planning. We do not account for actual costs on a project basis as it relates to our infrastructure, facility, employee and other indirect costs; however, we do separately track significant third-party costs including clinical trial costs, manufacturing costs and other contracted service costs on a project basis. To that end, the following table shows third-party costs incurred for research, contract manufacturing of our product candidates and clinical and regulatory services, as well as development milestone payments for in-licensed technology for our products and certain of our clinical-stage product candidates. The table also presents other costs and overhead consisting of third-party costs for our preclinical stage programs, personnel, facilities, manufacturing, and other indirect costs not directly charged to development programs, as well as cost reimbursements received from or payments made to collaborators related to our product candidates.

	Three months ended March 31,
(dollars in thousands)	2021	2020
ADCETRIS (brentuximab vedotin)	$11,879	$11,566
TUKYSA (tucatinib)	28,122	22,526
PADCEV (enfortumab vedotin-ejfv)	10,986	8,129
Tisotumab vedotin	12,004	3,575
Ladiratuzumab vedotin	4,846	4,368
Other clinical stage programs	20,596	6,546
Total third-party costs for clinical stage programs	88,433	56,710
Other costs, overhead, and net cost-sharing with collaborators	141,993	138,489
Total research and development	$230,426	$195,199

Third-party costs for ADCETRIS were consistent for three months ended March 31, 2021 as compared to the 2020 period. Third-party costs for TUKYSA increased for the three months ended March 31, 2021 as compared to the 2020 period, due to higher clinical trial costs. Third-party costs for PADCEV increased for the three months ended March 31, 2021 from the comparable period in 2020, primarily due to higher clinical trial costs. Third-party costs for tisotumab vedotin increased for the three months ended March 31, 2021, from the comparable period in 2020, due to higher clinical trials costs. Third-party costs for ladiratuzumab vedotin were relatively consistent for the three months ended March 31, 2021, as compared to the comparable period in 2020.
Third-party costs for other clinical stage programs increased three months ended March 31, 2021 as compared to the 2020 period primarily due to an in-license development milestone payment related to one of our clinical pipeline programs.
Other costs, overhead, and net cost-sharing with collaborators include third-party costs of our preclinical programs and costs associated with personnel and facilities. In total, these net costs were relatively consistent for the three months ended March 31, 2021 from the comparable period in 2020. During the three months ended March 31, 2021 and 2020, net cost-sharing reimbursements (payments) related to co-development research and development expenses with our collaborators of product candidates listed in the table were $21.3 million and ($4.8 million), respectively.
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
We anticipate that our total research and development expenses in 2021 will increase compared to 2020, primarily due to higher costs for the continued development of our approved products and product candidates.
The risks and uncertainties associated with our research and development projects are discussed more fully in “Part II Item 1A—Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, anticipated completion dates, or when and to what extent we will receive cash inflows from the commercialization and sale of our products in any additional approved indications or of any of our product candidates.

Selling, general and administrative

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
Selling, general and administrative	$159,842	$122,249	31%

Selling, general and administrative expenses increased for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to increased headcount to support our recently commercialized products, and higher infrastructure costs to support our continued growth in the U.S. and Europe.
We anticipate that selling, general and administrative expenses will increase in 2021 as compared to 2020 as we continue our commercial activities in support of product launches, and invest in infrastructure to support our continued growth in the U.S. and Europe.

Investment and other income (loss), net

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
Gain (loss) on equity securities	$259	$(59,079)	NM
Investment and other income, net	741	3,032	(76)%
Total investment and other income (loss), net	$1,000	$(56,047)	NM
NM: No amount in comparable period or not a meaningful comparison.
Investment and other income (loss), net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities (which primarily included common stock holdings in Immunomedics prior to the sale of these securities for a gain in April 2020), realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities. Investment income decreased for the three months ended March 31, 2021 compared to the comparable period in 2020 due to lower average yields on our investment portfolio during the 2021 period.

Liquidity and capital resources

(in thousands)	March 31, 2021	December 31, 2020
Cash, cash equivalents, and investments	$2,531,156	$2,660,250
Working capital	2,714,081	2,674,246
Stockholders’ equity	3,424,624	3,488,100

	Three months ended March 31,
(in thousands)	2021	2020
Cash provided (used) by:
Operating activities	$(125,326)	$(69,059)
Investing activities	(78,715)	21,818
Financing activities	19,791	21,786
The change in net cash from operating activities was primarily related to the change in our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable. The change in net cash from investing activities reflected differences between the proceeds received from sale and maturity of our investments, proceeds from sales of securities, and amounts reinvested. The change in net cash from financing activities was driven by differences in proceeds from stock option exercises and our employee stock purchase plan.
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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of March 31, 2021, we had $2.5 billion held in cash, cash equivalents and investments.
At our currently planned spending rates, we believe that our existing financial resources, together with product and royalty revenues, and the fees. milestone payments and reimbursements we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months.

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
Commitments
Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2020. Our future minimum contractual commitments have not changed materially from the amounts previously reported.
Critical accounting policies
The preparation of financial statements in accordance with generally accepted accounting principles, or GAAP, requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of our financial statements.
We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the three months ended March 31, 2021 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Recent accounting pronouncements
Refer to “Part I Item 1 Note 1–-Summary of significant accounting policies” for a discussion on recent accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk Factor Summary
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks that we face, follows this summary. This summary is qualified in its entirety by that more complete discussion of such risks and uncertainties.
•    Our success depends on our ability to effectively commercialize our products. If we and our collaborators are unable to effectively commercialize our products and to expand their utilization, our ability to generate significant revenue and our prospects for profitability will be adversely affected.
•    Our success also depends on our ability to obtain regulatory approvals for our product candidates and for our current products in additional territories, as well as our ability to expand the labeled indications of use for our current products, and, if the requisite approvals are obtained, our ability to successfully launch and commercialize our products in their approved indications. Our inability to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•    Reports of adverse events or safety concerns involving our products or product candidates could delay or prevent us from obtaining or maintaining regulatory approvals or could negatively impact sales of our products or the prospects for our product candidates.
•    Clinical trials are expensive and time consuming, may take longer than we expect or may not be completed at all, and their outcome is uncertain.
•    The successful commercialization of our products and our product candidates will depend on a variety of factors, including the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies, and the acceptance of our products by the medical community and patients.
•    Our product candidates are in various stages of development, and it is possible that none of our product candidates will ever become commercial products.
•    Any failures or setbacks in our ADC development program or our other platform technologies could negatively affect our business and financial position.
•    We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•    Even if we and our collaborators obtain regulatory approvals to market our current and any future approved products, we and our collaborators will remain subject to extensive ongoing regulatory obligations and oversight, including post-approval requirements, that could result in significant additional expense and could negatively impact our and our collaborators’ ability to commercialize our current and any future approved products.
•    Healthcare law and policy changes may negatively impact our business, including by decreasing the prices that we and our collaborators receive for our products.
•    We are subject to various state, federal and international laws and regulations, including healthcare laws and regulations, that may impact our business and could subject us to significant fines and penalties or other negative consequences.

•    We depend on collaborative relationships with other companies to assist in the development and commercialization of our products and some of our product candidates and for the development and commercialization of other product candidates utilizing or incorporating our technologies. If we are not able to locate suitable collaborators or if our collaborators do not perform as expected, this may negatively affect our ability to commercialize our products, develop and commercialize our product candidates and/or generate revenues through technology licensing, or may otherwise negatively affect our business.
•    We currently rely on third-party manufacturers and other third parties for production of our drug products and our dependence on these manufacturers may impair the continued development and commercialization of our products and product candidates.
•    If we are unable to enforce our intellectual property rights or if we fail to sustain and further procure additional intellectual property rights, we may not be able to successfully commercialize our products or any future products and competitors may be able to develop competing therapies.
•    We have been and may in the future be subject to litigation, which could result in substantial damages and may divert management’s time and attention from our business.
•    We and our collaborators rely on license agreements for certain aspects of our products and product candidates and technologies such as our ADC technology. Failure to maintain these license agreements or to secure any required new licenses could prevent us from continuing to develop and commercialize our products and product candidates.
•    The evolving effects of the COVID-19 pandemic and global economic slowdown could have further adverse effects on our business, including our commercialization efforts, supply chain, regulatory activities, clinical development activities and other business operations.
•    If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.
•    Risks associated with our expanding operations in foreign countries could materially adversely affect our business.
•    Our operating results are difficult to predict and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.
•    We have a history of net losses. We expect to continue to incur net losses and may not achieve future sustained profitability for some time, if at all.
•    Our stock price is volatile and our shares may suffer a decline in value.
•    Our existing stockholders have significant control of our management and affairs.

Risks Related to Our Products, Product Candidates and Research and Development
Our success depends on our ability to effectively commercialize our products. If we and our collaborators are unable to effectively commercialize our products and to expand their utilization, our ability to generate significant revenue and our prospects for profitability will be adversely affected.
Our three marketed products are ADCETRIS®, or brentuximab vedotin, PADCEV®, or enfortumab vedotin-ejfv, and TUKYSA®, or tucatinib. Our ability to generate revenue from product sales and our prospects for profitability are substantially dependent on our and our collaborators’ ability to effectively commercialize ADCETRIS, PADCEV and TUKYSA and expand their utilization. We may not be able to fully realize the commercial potential of our products, or commercial sales of our products may be lower than our projections, for a number of reasons, including:
•we and our collaborators may be unable to effectively commercialize our products, including in any new markets or in any new indications for which we receive marketing approval;
•we may not be able to establish or demonstrate in the medical community the safety, efficacy or value of our products and their potential advantages compared to existing and future therapeutics in their approved indications;
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
In addition, the success of our product collaborations and the activities of our collaborators will significantly impact the development and commercialization of our products. We cannot control the amount and timing of resources that our collaborators dedicate to the development and commercialization of ADCETRIS, PADCEV or TUKYSA, or to their marketing and distribution. Our ability to generate royalty revenues from ADCETRIS product sales by Takeda Pharmaceutical Company Limited, or Takeda, and TUKYSA product sales by our collaborator, a subsidiary of Merck & Co., Inc., or Merck, depends on their respective abilities to obtain regulatory approvals for ADCETRIS and TUKYSA in their territories, and to achieve market acceptance of, and to otherwise effectively market, ADCETRIS and TUKYSA in their territories. Our ability to generate revenues from PADCEV product sales in the U.S. and in Astellas’ territories depends on our and Astellas’ ability to effectively jointly commercialize PADCEV in the U.S., and on Astellas’ ability to obtain regulatory approvals for, achieve market acceptance of, and otherwise effectively market, PADCEV in Astellas’ territories. Moreover, international sales of our products could be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions or barriers and changes in tariffs, global trade and political tensions, the evolving effects of the COVID-19 pandemic or otherwise.

We are closely evaluating the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates. Our field-based personnel are using a mix of in-person interactions and electronic communications, such as emails, phone calls and video conferences, to support healthcare providers and patients. Many healthcare professionals that we normally call on are working a greater proportion of their working schedule from home and are facing additional demands on their time during the ongoing COVID-19 pandemic. We are continuing to experience increased competition for virtual appointments with healthcare professionals and a significant reduction in the number of interactions our sales personnel are having with physicians. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators, as well as physician awareness of our products. With respect to PADCEV and TUKYSA specifically, we have not launched a product using primarily virtual communication channels in the past and cannot predict the effects that this approach will ultimately have on demand for PADCEV or TUKYSA. However, we believe that the need to conduct these activities virtually is negatively impacting our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. We face a number of challenges that will limit our ability to fully resume in-person interactions for the foreseeable future, including increasing COVID-19 infection rates in many states, the potential for more severe outbreaks, the need to navigate varying restrictions for entering healthcare facilities and employee childcare obligations during virtual school sessions. In addition, the effects of the COVID-19 pandemic continue to evolve rapidly, and we may subsequently be forced to, or subsequently determine that we should, resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection or hospitalization rates or otherwise. Moreover, the long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. COVID-19 related restrictions could also present product distribution challenges as we utilize recently initiated distribution channels for TUKYSA. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety. The evolving effects of the COVID-19 pandemic may also negatively affect our product sales due to challenges in patient access to healthcare settings, significant increases in unemployment and the resulting loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs, some or all of which appear to be affecting diagnosis rates, may affect side effect management and course of treatment and may increase enrollment in our patient support programs. With respect to ADCETRIS specifically, impacts associated with the COVID-19 pandemic appear to be reducing the rate of Hodgkin lymphoma diagnoses. In addition, we have experienced lower than expected levels of our research and development spending, in part as a result of the COVID-19 pandemic. This includes some delays in clinical trial enrollment as well as reduced travel due to the conversion of medical and scientific meetings to virtual format. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, there may be some impacts to our clinical study timelines, which, depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, could ultimately delay data availability. In addition, many of our non-essential on-site research activities are currently significantly reduced as a result of the COVID-19 pandemic, which may negatively impact the number of investigational new drug application, or IND, candidates entering our clinical pipeline in future years. The extent to which the risks and evolving effects of the COVID-19 pandemic impact our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease, including the effectiveness and timing of vaccine programs in the U.S. and worldwide.

While we anticipate that sales of ADCETRIS will increase modestly in 2021 as compared to 2020, we have experienced and expect continued impacts associated with the COVID-19 pandemic, which appear to be reducing the rate of Hodgkin lymphoma diagnoses. We have also experienced an increase in gross-to-net deductions that we believe is due to a shift in the locations where ADCETRIS is administered, which has increased the proportion of ADCETRIS sales through the federal 340B drug discount program. We also expect that our ability to maintain or continue to grow our ADCETRIS sales, if at all, will depend on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in its approved indications, including in the frontline Hodgkin lymphoma indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS. Other important factors affecting our ADCETRIS sales include the incidence flow of patients eligible for treatment in ADCETRIS’ approved indications, the extent to which coverage and adequate levels of reimbursement for ADCETRIS are available from governments and other third-party payors, the impact of any healthcare reform measures that may be upheld, or adopted in the future, including measures that could result in more rigorous coverage criteria or reduce the price that we receive for ADCETRIS, increasing competition from competing therapies including pembrolizumab in multiple indications, including in the relapsed or refractory classical Hodgkin lymphoma indication, continuing impacts resulting from the evolving effects of the COVID-19 pandemic including lower diagnosis rates, and the potential future approval of ADCETRIS in any additional indications. For these reasons, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. In addition, as a result of these and other factors, our future ADCETRIS product sales can be difficult to accurately predict from period to period.
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
Our ability to realize the anticipated benefits of our investment in TUKYSA is subject to a number of risks and uncertainties, including our and Merck’s ability to successfully launch, market and commercialize TUKYSA in our respective territories in its approved indication, the extent to which we and Merck are able to obtain regulatory and other required governmental and pricing and reimbursement approvals of TUKYSA in additional territories, the extent to which we and Merck are able to obtain regulatory approvals of TUKYSA in additional indications, including earlier lines of breast cancer and other HER2-positive cancers, the acceptance of TUKYSA by the medical community and patients, competition from other therapies, our and Merck’s ability to accurately predict and supply product demand, the extent to which coverage and reimbursement will be available from governments and other third-party payors, our ability to effectively commercialize a product outside of the U.S., the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, as a result of these and other factors, including the lack of significant historical sales data, TUKYSA sales are currently difficult to predict from period to period.
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
We have made and are continuing to make significant investments in a number of product candidates, including tisotumab vedotin and ladiratuzumab vedotin, and in seeking additional regulatory approvals for ADCETRIS, PADCEV and TUKYSA. However, obtaining marketing approval is a lengthy, expensive and uncertain process, approval is never assured, and we have limited experience in preparing and submitting the applications necessary to gain regulatory approvals. As an organization, we have limited experience applying for regulatory approvals in jurisdictions outside the U.S. and Canada. Further, the FDA and other regulatory agencies have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for our products and product candidates, including any regulatory approvals for ADCETRIS, PADCEV or TUKYSA in additional indications or in additional territories. In this regard, even if we believe the data collected from preclinical studies or clinical trials of our products and product candidates are promising, the FDA or any other regulatory authority or their respective advisors may disagree with our interpretations of this data. For example, we and Astellas recently submitted a supplemental Biologics License Application, or sBLA to the FDA based on the results of the EV-301 trial, seeking to convert PADCEV’s accelerated approval in the U.S. to regular approval, and we and Astellas recently submitted another sBLA for PADCEV to the FDA based on the results of the second cohort of the EV-201 trial. However, the FDA or its advisors may disagree with our interpretation of the data from these trials and/or may otherwise determine not to approve these sBLAs in a timely manner or at all. In addition, although the FDA granted Breakthrough Therapy designation to PADCEV in combination with pembrolizumab, for treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting, this Breakthrough Therapy designation does not increase the likelihood that PADCEV will receive marketing approval in this indication or will otherwise receive any additional marketing approvals. Likewise, although we and Genmab A/S, or Genmab, submitted a Biologics License Application, or BLA, to the FDA seeking accelerated approval for tisotumab vedotin based on the results of the innovaTV 204 trial, we cannot be certain that the data from the innovaTV 204 trial will be sufficient to support accelerated approval. We cannot predict whether the BLA that we and Genmab submitted for tisotumab vedotin will be approved in a timely manner or at all. Although the FDA accepted the two sBLAs we and Astellas submitted for PADCEV and the BLA we and Genmab submitted for tisotumab vedotin for Priority Review, the Priority Review designation does not increase the likelihood that any of these applications will be approved. We also cannot assure you that any of our product candidates will receive any marketing approvals. In fact, it is possible that none of our product candidates will ever become commercial products. As a result, we may not realize the anticipated benefits of our investments in our product candidates.

Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our products in any additional indications or territories, or of any future approved product. Regulatory agencies also may approve a product for fewer or narrower indications than requested, or with a label that includes only subtypes of a particular indication rather than a more general disease classification. In addition, our products and product candidates could take a significantly longer time to gain new or initial regulatory approvals than we expect or may never gain new or initial regulatory approvals, which could delay or eliminate any potential product revenue from sales of our product candidates or of our products in any additional indications or territories and significantly delay or prevent us from achieving profitability. In this regard, part of our growth strategy is to continue to explore the use of ADCETRIS in different CD30-expressing lymphomas, to seek approval for PADCEV in our territories outside the U.S., and to continue to explore the use of PADCEV and TUKYSA in additional indications. However, we and/or our collaborators may be unable to obtain any regulatory approvals for the commercial sale of any of our products in any additional indications or territories in a timely manner or at all. For example, as part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. However, the FDA does not always meet its PDUFA target action dates, and if the FDA were to fail to meet its PDUFA target action date in the future for any of our current or future regulatory applications, the commercialization of the affected product candidate, or of the affected product in any additional indications, could be delayed or impaired. In addition, while regulatory authorities have not to date notified us of any delays in their review of our regulatory applications and we have not yet experienced any obvious delays as a result of the effects of the COVID-19 pandemic, it is possible that we could experience delays in the timing of regulatory review and/or our interactions with regulatory authorities due to reduced working hours of governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay any approval decisions with respect to our or Merck’s regulatory applications for TUKYSA outside of the U.S., or our progress in advancing our development efforts with respect to other products and product candidates. Our interactions with regulatory authorities in other jurisdictions and across multiple products and product candidates continue but we cannot rule out the possibility of negative impacts on such interactions in the future as the effects of the pandemic continue to evolve.
Even if approved for commercial sale, our ability to realize the anticipated benefits from our investments in our product candidates and our efforts to expand the labeled indications of use and territories for our current products is subject to a number of risks and uncertainties, including our and our collaborators’ ability to successfully launch, market and commercialize our products, our reliance, in the case of PADCEV and tisotumab vedotin, on Astellas and Genmab, respectively, to effectively jointly launch and commercialize PADCEV and any potential future approved tisotumab vedotin product with us, our and our collaborators’ ability to successfully comply with rigorous post-marketing requirements, including confirmation of clinical benefit of PADCEV based on the results of the EV-301 trial, the acceptance of our approved products by the medical community and patients, and the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. For example, the commercialization of PADCEV and TUKYSA are at an early stage and may not be successful. In addition, the impacts of the evolving effects of the COVID-19 pandemic, including potential negative impacts of reduced cancer diagnosis rates, could limit our and our collaborators' abilities to effectively commercialize PADCEV and TUKYSA. Restrictions on in-person interactions with healthcare providers will likely negatively impact our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. If we and our collaborators are unable to successfully commercialize our products, our growth prospects and our prospects for profitability would be adversely affected. Likewise, prior to TUKYSA, we had no prior experience as an organization launching or commercializing a product outside the U.S. and Canada, which could adversely affect our ability to maximize the commercial potential of TUKYSA. Further, while our TUKYSA collaboration with Merck is intended to accelerate global availability of TUKYSA, we are wholly reliant on Merck’s ability to effectively launch and commercialize TUKYSA in territories outside of the U.S., Canada and Europe, and we have limited control of Merck’s actions. In addition, in many countries, including many countries in Europe, the proposed pricing for a drug must be approved before it may be lawfully marketed, and in some cases there are additional individual country requirements, which will delay entry of a product into a market or, if pricing is not approved, will prevent us from selling a product in a country where we have received regulatory approval. The launch of a newly approved product or of an existing product in a new market, including the launch of TUKYSA in countries in Europe where TUKYSA has not yet launched, could be delayed due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure, delays in obtaining pricing and reimbursement approvals or other factors, any of which risks could be heightened by the risks and the evolving effects of the COVID-19 pandemic. If we or Merck experience delays or unforeseen difficulties due to any of these factors, planned launches in the countries in question would be delayed, which could negatively impact anticipated revenue from TUKYSA. In addition, if we or Merck are unable to obtain favorable pricing and reimbursement approvals in territories that represent significant potential markets, our anticipated revenue from and growth prospects for TUKYSA in Europe and other regions could be negatively affected.

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
Negative or inconclusive clinical trial results could adversely affect our ability and the ability of our collaborators to obtain regulatory approvals of our product candidates, including tisotumab vedotin, or to market ADCETRIS, PADCEV or TUKYSA and/or expand ADCETRIS, PADCEV or TUKYSA into additional indications and territories. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, although we and Astellas reported that the EV-301 trial met its primary endpoint of overall survival and also reported positive topline results from the second cohort of patients in the EV-201 trial, regulatory authorities, including the FDA, or their advisors may disagree with our interpretation of the data from these trials. As a result, the FDA may not approve the sBLA that we and Astellas submitted for PADCEV based on the EV-301 trial or the sBLA that we and Astellas submitted for PADCEV based on the second cohort of the EV-201 trial in a timely manner or at all. Further, although we announced positive results from the innovaTV 204 trial, the FDA, or its advisors, may disagree with our interpretation of the data from the innovaTV 204 trial and/or may otherwise determine not to approve the BLA that we and Genmab submitted for tisotumab vedotin in a timely manner or at all. Moreover, adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, require us to cease development of a product candidate or the further development or commercialization of ADCETRIS, PADCEV or TUKYSA, result in our failure to expand ADCETRIS, PADCEV or TUKYSA into additional indications and territories, adversely affect our ability to market ADCETRIS, PADCEV or TUKYSA, and may result in other negative consequences to us, including the inclusion of unfavorable information in our product labeling. Further, some of our clinical trials are overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur.

The successful commercialization of our products will depend on a variety of factors, including the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies, and the acceptance of our products by the medical community and patients.
Successful sales of our current and any future approved products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require increasing levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of this pricing scrutiny, we cannot be sure that we and our collaborators will achieve and maintain coverage for our products and any product candidates that we or our collaborators commercialize and, if available, that the reimbursement rates will be adequate and grant access to all eligible patients. If we or our collaborators are unable to obtain coverage and adequate levels of reimbursement for our current and any future approved products that we or our collaborators commercialize, their marketability will be negatively and materially impacted. For example, we cannot be certain that third-party payors will continue to provide coverage and adequate reimbursement for ADCETRIS in the frontline Hodgkin lymphoma indication based on the relative price and perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales. Similarly, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for PADCEV or TUKYSA based on their relative price and perceived benefits as compared to alternative treatment options or otherwise, which may materially harm our and our collaborators’ ability to successfully commercialize PADCEV and TUKYSA in our respective designated territories. In addition, we have experienced an increase in gross-to-net deductions that we believe is due to a shift in the locations where ADCETRIS is administered, which has increased the proportion of ADCETRIS sales through the federal 340B drug discount program. We may also experience additional shifts from commercial payor coverage to government payor coverage in the U.S., which would further increase gross-to-net deductions.
In many jurisdictions, including in Europe, the proposed pricing for a drug must be approved in an individual country before it may be lawfully marketed, which could delay entry of a product into a market or, if pricing is not approved, may prevent us or our collaborators from selling a product in a country where we or our collaborators have received regulatory approval. In European countries where we have obtained regulatory approval of TUKYSA, we will seek pricing and reimbursement agreements for TUKYSA in accordance with local timelines. As an organization, we did not have any experience applying for pricing and reimbursement approvals in jurisdictions outside the U.S. and Canada prior to our applications with respect to TUKYSA. Further, authorities in Europe have substantial discretion in the pricing and reimbursement approval process and in determining when or whether coverage will be obtained for our products or product candidates, including any approvals for our medicines in initial and additional indications or in additional territories. In addition, in some cases, they may lower the price for a medicine after the price has been established. The launch of TUKYSA in additional markets, including countries in Europe where TUKYSA has not yet launched, could be delayed due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure, delays encountered by our collaborator, Merck, delays in obtaining pricing and reimbursement approvals or other delays related to regulatory requirements. If we or Merck experience delays or unforeseen difficulties due to any of these factors, planned launches in the countries in question would be delayed, which could negatively impact anticipated revenue from TUKYSA. In addition, if we or Merck are unable to obtain favorable pricing and reimbursement approvals in the countries that represent significant potential markets, our anticipated revenue from and growth prospects for TUKYSA in Europe and other regions could be negatively affected.
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
Although we announced positive results from the innovaTV 204 trial of our late-stage product candidate, tisotumab vedotin and we and Genmab submitted a BLA to the FDA seeking accelerated approval for tisotumab vedotin, we cannot be certain that the data from the innovaTV 204 trial will be sufficient to support accelerated approval. We cannot predict whether the BLA that we and Genmab submitted for tisotumab vedotin will be approved in a timely manner or at all. Our clinical pipeline also includes ladiratuzumab vedotin, which is in phase 2 clinical development, and other product candidates that are in phase 1 clinical development. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. We will require significant financial resources and additional personnel in order to continue to advance the development of, pursue, potentially obtain and maintain regulatory approvals for, and potentially commercialize tisotumab vedotin and our other product candidates, if we are able to do so at all.
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
ADCETRIS, PADCEV and our tisotumab vedotin and ladiratuzumab vedotin product candidates are all based on our antibody-drug conjugate, or ADC, technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our license agreements with AbbVie Biotechnology Ltd., or AbbVie, Astellas, Genentech, Inc., a member of the Roche Group, or Genentech, and GlaxoSmithKline LLC, or GSK, and our collaboration agreements with Takeda, Astellas, Genmab and Merck. Any failures or setbacks in our ADC development program or with respect to our additional proprietary technologies, including adverse effects resulting from the use of this technology in human clinical trials and/or the imposition of clinical holds on our trials of our product candidates, could have a detrimental impact on the continued commercialization of our products in their current or any potential future approved indications and on our product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.
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

With respect to PADCEV, other treatments in pretreated metastatic urothelial cancer include sacituzumab govitecan (a Trop-2-directed antibody and topoisomerase inhibitor conjugate), checkpoint inhibitor monotherapy, generic chemotherapy and, for patients with select FGFR genetic alterations, Janssen’s erdafitinib. Treatment in front line metastatic urothelial cancer has traditionally been treated with chemotherapy alone but is evolving to include two checkpoint inhibitor therapies for cisplatin-ineligible patients with high PD-L1 expression or patients who are ineligible for platinum therapy. Several trials of investigational agents in combination with chemotherapy or other novel agents are ongoing. Continued development of PD-(L)1 targeted therapies across early stage bladder cancer and in metastatic bladder cancer in frontline combinations with chemotherapy, in frontline maintenance with the recent approval of avelumab, and in pretreated disease, could potentially impact PADCEV usage and enrollment to PADCEV clinical trials.
With respect to TUKYSA, there are multiple marketed products which target HER2, including the antibodies trastuzumab and pertuzumab and the antibody drug conjugate T-DM1. In addition, lapatinib is an EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer, and neratinib is an irreversible pan-HER kinase inhibitor indicated for extended adjuvant treatment and has been recently approved for patients who have received two or more prior anti-HER2-based regimens in the metastatic setting. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki which was recently approved by the FDA for patients who have received two or more prior anti-HER2-based regimens in the metastatic breast cancer setting and in HER2 positive gastric cancer. The agent was also granted conditional marketing authorization by the EMA for the treatment of adult patients with unresectable or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regiments. Byondis has an antibody drug conjugate, SYD985, in a pivotal study in this patient population and MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, which was recently approved by the FDA.
With respect to tisotumab vedotin, in June 2018, Merck’s pembrolizumab was approved for the treatment of recurrent or metastatic cervical cancer with disease progression on or after chemotherapy in patients whose tumors express PD-L1. We are also aware of other companies that currently have products in development for the treatment of late-stage cervical cancer which could be competitive with tisotumab vedotin, including Agenus, BMS, Iovance Biotherapeutics, Merck, Regeneron Pharmaceuticals, Sanofi-Aventis and Roche. In March 2021, Sanofi-Aventis and Regeneron Pharmaceuticals announced positive overall survival data from the phase 3 EMPOWER Cervical-01 trial evaluating cemiplimab monotherapy in previously chemotherapy-treated recurrent or metastatic cervical cancer patients.
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
Healthcare law and policy changes may negatively impact our business, including by decreasing the prices that we and our collaborators receive for our products.
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

The Trump administration put forth a number of proposals aimed at containing prescription drug prices and announced several Executive Orders that sought to implement a number of the administration’s proposals. For example, as a result of Executive Orders, the FDA put in place rules that clear a path for importation of some Canadian drugs into the U.S. Biological products were excluded from the rule’s definition of “eligible prescription drug,” however TUKYSA may be subject to importation from Canada under this rule, which could negatively affect TUKYSA sales in the U.S. Further, in November 2020, the Centers for Medicare & Medicaid Services issued an interim final rule implementing the Trump administration's Most Favored Nation Executive Order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. While the implementation of the interim final rule is currently enjoined, we expect the Biden administration to pursue and implement measures aimed at reducing pharmaceutical drug pricing. Also, in the current climate, price increases on our products and negative publicity regarding drug pricing and price increases generally, whether on our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, our products.
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
The federal transparency requirements under the Physician Payments Sunshine Act require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report information related to certain payments or other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information related to payments and other transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year plus up to an aggregate of $1 million per year for “knowing failures,” as adjusted for inflation.
Other healthcare laws and regulations that may affect our ability to operate include, among others, the federal civil monetary penalties statute and the healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act, or HIPAA. In addition, many states and jurisdictions outside the U.S. have similar laws and regulations, such as anti-kickback, anti-bribery and corruption, false claims and transparency, to which we are currently and/or may in the future, be subject. Additional information about these requirements is provided under “Government Regulation – Healthcare Regulation” in our Annual Report on Form 10-K filed with the SEC on February 12, 2021. In addition, the number and complexity of healthcare laws and regulations applicable to our business continue to increase.
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

Moreover, one of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the EU, or the CJEU, recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the EC’s Standard Contractual Clauses, provide sufficient protection for personal data transferred from Europe to the U.S. or most other countries without analyzing each transfer and implementing supplementary measures to protect the data. Following recent recommendations from the European Data Protection Board, we are undertaking a review of personal data transfers from the EU and will assess the impact of the CJEU decision on our operations. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses. Where appropriate, we rely on individuals’ explicit consent to transfer their personal information from Europe to the U.S. and other countries. In addition, we rely on inter-company Standard Contractual Clauses to provide appropriate safeguards for such transfers. The EC is expected to publish new Standard Contractual Clauses soon and to give companies relying on them for transfers 12 months to adapt. Authorities in Switzerland, whose data protection laws are similar to those of the EU, also invalidated use of the Swiss-U.S. Privacy Shield. Authorities in the United Kingdom, or U.K., may similarly invalidate use of the EU-U.S. Privacy Shield. The U.K.'s departure from the EU, known as Brexit, has created additional uncertainty with regard to data protection regulation in the U.K., as it is unclear whether the U.K. and EU will be able to negotiate a mutually agreeable data protection agreement that regulates data transfers between the U.K. and EU and what impact this will have on our business. If we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or if, upon review by authorities, our existing compliance solutions are found to be insufficient, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from persons resident in Europe. The inability to import personal information from the European Economic Area, U.K. or Switzerland could restrict our clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws, interfere with our ability to hire employees in Europe and require us to increase our data processing capabilities in Europe at significant expense.
In addition, in the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, governs certain types of individuals and entities with respect to the conduct of certain electronic healthcare transactions and imposes certain obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their subcontractors that use, disclose, access, or otherwise process individually identifiable health information, with respect to the security, privacy and transmission of individually identifiable health information. HIPAA applies to certain aspects of our business and failure to comply with its requirements could result in the imposition of significant fines and penalties, and additional negative consequences.
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
We are continuing to expand our operations internationally. For example, we recently launched TUKYSA in certain countries in Europe and are continuing to build our commercial infrastructure in Europe. In this regard, we currently have multiple subsidiaries in jurisdictions outside the U.S., including a number of subsidiaries in Europe, and plan in the future to have subsidiaries in additional jurisdictions. Our business activities outside of the U.S. are and will continue to be subject to the FCPA, which is described above, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we currently and may in the future operate, including the recently established French Anti-corruption Law on Transparency, Fight against Corruption and the Modernization of the Economy, referred to as Sapin II. In Europe, national anti-corruption laws prohibit giving, offering, or promising bribes to any person, including foreign government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. Various European anti-corruption laws have broad extraterritorial reach and therefore we may be subject to those laws even if we do not have an established entity in those countries and we may be held liable for bribes given, offered or promised to any person, including private persons, by employees and persons associated with us in order to obtain or retain business or a business advantage. In the course of conducting operations internationally, we have established, and will need to continue to establish and expand, business relationships with various third parties, such as independent contractors, distributors, vendors, and advocacy groups. We also interact with physicians, which are generally considered foreign officials in Europe, as well as with regulatory authorities who may be deemed to be foreign officials under the FCPA or similar laws of other countries that may govern our activities. Any interactions with any such third parties that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the U.S. are found to be in violation of the FCPA, the Sapin II or other similar laws, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, results of operations and growth prospects. We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, EU member states and other jurisdictions outside the U.S., including Switzerland, have adopted data protection laws and regulations, such as the GDPR, which impose significant compliance obligations. Failure to comply with these laws could lead to government enforcement actions and significant penalties against us, which could have a material adverse effect on our business, results of operations and growth prospects.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, the U.S. Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely is inherently fluid and unpredictable. With respect to the COVID-19 pandemic, it is possible that we could experience delays in the timing of regulatory review and/or our interactions with regulatory authorities due to reduced working hours or absenteeism of governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay any approval decision with respect to the regulatory applications we and our collaborators submitted to the FDA for PADCEV and tisotumab vedotin, or our progress in advancing our development efforts with respect to other products and product candidates. Our interactions with regulatory authorities in other jurisdictions and across multiple products and product candidates continue but we cannot rule out the possibility of negative impacts on such interactions in the future as the pandemic continues to evolve.
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
We also have ADC license agreements with AbbVie, Astellas, Genentech, Genmab and GSK to allow them to use our proprietary ADC technology, and our ADC licensees conduct all research, product development, manufacturing and commercialization of any product candidates under these agreements.
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
We own a biologics manufacturing facility located in Bothell, Washington, which we use to support our clinical supply needs, and we are investing in alterations to the facility to enable it to support some of our commercial supply needs. However, we rely and expect to continue to rely on corporate collaborators and contract manufacturing organizations to supply drug product for commercial supply and our IND-enabling studies and clinical trials.

For the monoclonal antibody used in ADCETRIS, we have contracted with AbbVie for clinical and commercial supplies. For the drug linker used in ADCETRIS, we have contracted with Millipore Sigma, an affiliate of Merck KGaA, for clinical and commercial supplies. We have multiple contract manufacturers for conjugating the drug linker to the antibody and producing the ADCETRIS product. We rely on Astellas to supply PADCEV for our clinical trials and for commercial sale, and Astellas oversees the manufacturing supply chain for PADCEV. With respect to TUKYSA, we rely on multiple contract manufacturers and other third parties to perform manufacturing services for us including Sterling Pharma Solutions Limited for production of the starting materials for TUKYSA, Esteve Quimica to produce the active pharmaceutical ingredient, Hovione to complete spray drying and Corden Plankstadt to produce the tablets for TUKYSA. We have entered into commercial supply agreements with each of Sterling, Esteve Quimica and Corden, and are in the process of negotiating a commercial supply agreement with Hovione. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce and store sufficient quantities of ADCETRIS and TUKYSA, and on Astellas and other third parties to produce and store sufficient quantities of PADCEV, for use in our clinical trials and for commercial sale. If our contract manufacturers, collaborators or other third parties fail to deliver our products for clinical use or sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may bear costly losses or be required to delay or suspend clinical trials or otherwise discontinue development, production and sale of our products. With respect to TUKYSA specifically, we have limited prior experience as an organization manufacturing TUKYSA and small molecule drug products generally, and have relatively new working relationships with many of the third-party manufacturers involved in TUKYSA manufacture. These factors increase the chance that we could encounter manufacturing challenges that could increase our costs, cause delays or otherwise negatively impact our business. Moreover, there are a limited number of facilities in which each of our products can be produced, and any interruption of the operation of those facilities due to the risks and evolving effects of the COVID-19 pandemic or other events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions or contractual disputes could result in the cancellation of shipments, loss of product in the manufacturing process, a shortfall in product supply, or limit our or our collaborators’ ability to sell our products. Further, we and our collaborators depend on outside vendors for the supply of raw materials used to produce our products. If the third-party suppliers were to cease production or otherwise fail to supply us or our collaborators with quality raw materials and we or our collaborators were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our products manufactured to meet clinical and commercial requirements would be adversely affected. While we believe that the existing supplies of PADCEV and Astellas’ contract manufacturing relationships will be sufficient to accommodate current clinical and commercial needs, we or Astellas may need to obtain additional manufacturing arrangements or increase manufacturing capability to meet potential future commercial needs with respect to PADCEV, which could require additional capital investment by us or cause us potential delays if Astellas encounters challenges in negotiating commercially reasonable arrangements with these manufacturers. While we believe that the existing supplies of TUKYSA will be sufficient to accommodate current clinical and forecasted commercial needs at this time, we expect that we will need to put in place additional manufacturing arrangements or expand our current manufacturing arrangements with third-party manufacturers to meet potential future commercial needs and while we are currently negotiating those arrangements, we cannot assure you that we can enter into such arrangements on commercially reasonable terms or at all. Forecasting demand for a new product can be challenging and in the event demand for TUKYSA exceeds our estimates or in the event that our commercial manufacturers of TUKYSA encounter unexpected failures or setbacks in completing manufacturing services in accordance with applicable quality standards, our commercialization of TUKYSA could be negatively impacted by short-term product supply challenges, which would adversely impact our TUKYSA revenues and could negatively affect our relationships with patients and healthcare professionals. In addition, any failures or delays in manufacturing adequate product supplies and in putting in place or expanding our manufacturing and supply infrastructure could delay or impede our and Merck’s ability to launch and commercialize TUKYSA in additional markets where TUKYSA has obtained regulatory approval and any other markets where it may obtain regulatory approval, if any. While we do not currently anticipate disruptions to the supply of our products due to the evolving effects of the COVID-19 pandemic, if the COVID-19 pandemic continues for an extended period of time or the effects of the COVID-19 pandemic become more severe, or any of the parties in our supply chain are adversely impacted by the evolving effects of the COVID-19 pandemic, such as staffing shortages, productions slowdowns and/or disruptions in delivery systems, then there could be disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products. Any supply disruptions would adversely impact our ability to generate sales of and revenues from our products, and our business, financial condition, results of operations and growth prospects could be materially adversely affected. Further, in connection with the COVID-19 pandemic and in an effort to increase the wider availability of needed medical and other supplies and products, we and our third-party suppliers may elect to or governments may require us or our third-party suppliers to allocate raw materials used in manufacturing or manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our ability to have our products manufactured to meet clinical and commercial requirements.

For the clinical supply of our product candidates, we rely, and expect for the foreseeable future to continue to rely, on multiple contract manufacturers and other third parties to perform manufacturing services for us. If these third-party manufacturers cease or interrupt production, fail to supply satisfactory materials, products or services for any reason or experience performance delays or quality concerns, or if materials or products are lost in transit or in the manufacturing process, such challenges or interruptions could substantially impact clinical trial drug supply, with the potential for additional costs, delays and an adverse effect on our business. With respect to tisotumab vedotin, we currently rely on drug product supply provided by Genmab. Under the commercialization agreement we entered into with Genmab in October 2020, we will be responsible for overseeing the clinical and commercial manufacturing supply chain of tisotumab vedotin following a transition period. We will need to obtain appropriate manufacturing arrangements and increase manufacturing capability to meet potential future commercial needs, and could experience potential delays if we encounter challenges in negotiating commercially reasonable arrangements with manufacturers or in transitioning oversight of the manufacturing process from Genmab to us.
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
We are engaged in multiple legal disputes with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo. We are in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug ENHERTU and certain product candidates. Arbitration relating to the dispute is progressing with a hearing date scheduled starting June 14, 2021. In addition, we filed a complaint in the U.S. District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the ‘039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the U.S. of ENHERTU. Daiichi Sankyo (as well as Daiichi Sankyo, Inc. and AstraZeneca Pharmaceuticals, LP, or AstraZeneca) subsequently filed an action in the U.S. District Court for the District of Delaware seeking a declaratory judgment that ENHERTU does not infringe the ‘039 Patent. The Delaware action has been stayed by court order. Daiichi Sankyo, Inc. and AstraZeneca also filed two Petitions for Post-Grant Review with the U.S. Patent Office seeking to have claims of the ‘039 Patent cancelled as unpatentable. As a result of these disputes, we have incurred and will continue to incur litigation expenses. In addition, from time to time, we may become involved in other lawsuits, claims and proceedings relating to the conduct of our business, including but not limited to those pertaining to the defense and enforcement of our patent or other intellectual property rights and our contractual rights.
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

Risks Related to Our Operations, Managing Our Growth and Other Risks
The evolving effects of the COVID-19 pandemic and global economic slowdown could have further adverse effects on our business, including our commercialization efforts, supply chain, regulatory activities, clinical development activities and other business operations.
Our business is currently being adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic. In accordance with guidance issued by the Centers for Disease Control and Prevention, the World Health Organization and local authorities, beginning in March 2020, we implemented and continue to maintain a mandatory work-from-home policy for employees who can perform their jobs offsite. Our essential research, manufacturing and laboratory activities are ongoing, and we maintain a number of additional precautionary measures to protect these on-site employees, such as temperature checks, screening protocols, masks, social distancing, contact tracing and making testing available. However, if we are unable to obtain adequate supplies of personal protective equipment due to shortages or encounter other challenges related to the evolving COVID-19 pandemic, we may have to place or may experience additional limitations on our in person activities. In addition, our ongoing increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. This could also increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. In addition, our oversight of third-party manufacturers is currently being conducted by virtual means, which may increase the chance of a manufacturing quality issue. Impacts related to the COVID-19 pandemic could materially and adversely affect our business, our ability to generate sales of and revenues from our approved products, and our ability to advance the development of our products and product candidates, as described elsewhere in this “Risk Factors” section. The magnitude of such impacts will depend, in large part, on the ultimate duration and severity of the evolving effects of the COVID-19 pandemic.
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
We have experienced and expect to continue to experience significant growth in the number of our employees and in the scope of our operations, including in connection with our transition into a multi-product oncology company, our operation of a manufacturing facility and our continuing international expansion. In this regard, the anticipated continued growth of ADCETRIS, the continued commercialization of PADCEV and TUKYSA, and the potential launch and commercialization of any other future approved products may require expansion of our sales force and commercial organization. We may need to commit significant additional funds, management time and other resources to the growth of our commercial organization. In addition, our expansion in Europe will continue to require the expansion of other functions, including clinical development, drug safety, quality, finance and compliance. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner or at all. Any of these factors could negatively impact our ability to successfully launch and commercialize TUKYSA in Europe or to successfully launch and commercialize any future newly-approved product and could harm the commercial potential of our current and any future approved products. In any event, this rapid growth and additional complexity places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. In particular, we are using new distribution channels for TUKYSA that require us to implement additional control systems to monitor inventory that has been purchased by specialty pharmacies and not yet dispensed to patients. A failure to correctly implement and monitor these new control systems could result in a control failure or error in our financial accounting. In addition, this growth places significant demands on our third party suppliers and they may not have the resources and personnel to adequately support our commercial plans and launch needs, including in regions outside the U.S. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies, control deficiencies, compliance issues or other problems. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. Likewise, we could experience limitations on our ability to recruit, hire and retain personnel at all levels of the organization as a result of the COVID-19 pandemic, and without reductions in the pace, scale or complexity of our business, this could result in strain on our staff, loss of talent, failure to capitalize fully on opportunities, control deficiencies and other challenges, which could adversely affect our business, financial condition, results of operations and prospects. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and capital resources. If we are unable to manage our growth effectively, or are unsuccessful in recruiting and retaining qualified management personnel, our business, financial condition, results of operations and prospects may be adversely affected.
Risks associated with our expanding operations in countries outside the U.S. could materially adversely affect our business.
We are expanding our operations internationally. We have an expanding number of subsidiaries in jurisdictions outside the U.S., including multiple subsidiaries in Europe, we are continuing to build our commercial infrastructure in Europe and we are expanding our commercial infrastructure in Canada. Consequently, we are, and will increasingly be, subject to risks related to operating internationally. Risks associated with conducting operations internationally include:
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
As a result of our expanding international operations, including our expanding commercial presence in Europe and Canada, our business and corporate structure has and will become substantially more complex. In addition, as a business, we do not have significant experience conducting operations outside of the U.S. and Canada. There can be no assurance that we will effectively manage the increased complexity and broader scope of our operations without experiencing operating inefficiencies, delays, control deficiencies, compliance issues or other problems. Significant management time and effort will be required to effectively manage the increasing complexity and broader scope of our operations, and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, since a portion of the regulatory framework in the U.K. is derived from EU directives and regulations, Brexit, has had, and will continue to have, an impact upon the regulatory regime applicable to potential future marketing authorizations for ADCETRIS, PADCEV, TUKYSA and our product candidates. In particular, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the European Medicines Agency, and a separate marketing authorization will be required to market our product candidates in Great Britain. In addition, it is unclear what additional financial, trade, regulatory and legal implications the withdrawal of the U.K. from the EU. may have on us. These and other risks described elsewhere in these risk factors associated with expanding our international operations could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. In order to continue to commercialize our products, and advance the development and commercialization of our additional product candidates, we will be required to expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development, sales and marketing, both in the U.S. and in Europe. We continue to face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions, and with increasing reliance on remote work arrangements, the geographic market in which we compete for talent is expanding. Our failure to compete effectively in this area could negatively affect our sales of our current and any future approved products. To the extent we are not able to retain these individuals on favorable terms or attract any additional personnel that may be required, our business may be harmed. For example, we may not be successful in attracting or retaining key personnel necessary to effectively commercialize PADCEV and TUKYSA, to continue to build and operate our commercial infrastructure in Europe or to support the potential launch and commercialization of our product candidates, alone or jointly with our collaborators, if we receive regulatory approval. If our commercial organization is not appropriately sized or equipped to adequately market our current and any future approved products, the commercial potential of our current and any future approved products may be diminished, and our business and prospects for profitability may be adversely affected.

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
•our ability to establish or demonstrate in the medical community the safety, efficacy or value of our products and their potential advantages compared to existing and future therapies in their approved indications;
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
In addition, even if we and/or our collaborators are able to obtain regulatory approvals for our product candidates, due to the lack of any historical sales data from the commercialization of any of our product candidates, sales of a newly-approved product such as PADCEV or TUKYSA will be difficult to predict from period to period. As a result, sales results or trends for PADCEV, TUKYSA or any of our future approved products in any period may not necessarily be indicative of future performance. In any event, if we are unable to obtain and maintain necessary or desirable regulatory approvals for our products and product candidates, including for ADCETRIS, PADCEV and TUKYSA, in a timely manner, if at all, if the FDA or other regulatory authorities do not approve product labeling that is necessary or desirable for the successful commercialization of an approved product, if we are unable to obtain favorable pricing and reimbursement approvals in countries that represent significant markets or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our products and product candidates and our prospects for profitability would be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We have incurred substantial net losses in each of our years of operation, other than the year ended December 31, 2020. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting clinical trials of our products and product candidates as well as commercializing our products for the treatment of patients in their approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize tisotumab vedotin and our other product candidates. We may also pursue new operations or continue the expansion of our existing operations, including with respect to the continued development of our commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. Accordingly, even though we reported net income for the year ended December 31, 2020 due to the collaboration and license agreement revenues related to the agreements we entered into with Merck during 2020, we nonetheless expect to incur net losses in the future and may not achieve sustained profitability for some time, if at all. Although we recognize revenue from product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our future operating results are difficult to predict. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.
We may need to raise additional capital that may not be available to us.
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, and support our development, manufacturing, commercialization, and planned global expansion, which may require us to raise additional capital. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to the continued development of our commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. Our commitment of resources to the continuing development, regulatory and commercialization activities for our products, the research, continued development and manufacturing of our product candidates, our pursuit of regulatory approvals for and preparing to potentially launch and commercialize our product candidates, and the anticipated expansion of our pipeline and operations may require us to raise additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:
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
As of March 31, 2021, we recorded $552.7 million of intangible assets, net and goodwill on our condensed consolidated balance sheet. Our intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
Risks Related to Our Common Stock
Our stock price is volatile and our shares may suffer a decline in value.
The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the three months ended March 31, 2021, our closing stock price fluctuated between $137.51 and $190.80 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:
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
Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2021, we had 181,323,376 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us as of March 31, 2021, collectively beneficially owned approximately 26% of our common stock. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended, or the Securities Act, we would be obligated to effect such registration. In December 2020, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 47,366,602 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. Accordingly, we expect to register additional shares held by the Baker Entities for resale from time to time, including in certain cases, shares that we have previously registered for resale by the Baker Entities, whether in connection with the expiration of registration statements that we previously filed with the SEC or otherwise. If the Baker Entities, by exercise of these registration and/or underwriting rights and our registration of shares held by the Baker Entities for resale from time to time, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our registrations of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Our existing stockholders have significant control of our management and affairs.
Based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Exchange Act, and our outstanding shares of common stock as of March 31, 2021, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 52% of our voting power as of March 31, 2021. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
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
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, including as a result of the recent change in U.S. presidential administration, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. In addition, as we continue to expand our operations internationally, we may become increasingly subject to taxation in additional jurisdictions. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges, increase our future tax expense or otherwise have a material adverse effect on our business, cash flow, financial condition or results of operations.
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

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.3	5/26/2011
3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.1	10/8/2020
3.4	Amended and Restated Bylaws of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.1	1/16/2020
4.1	Specimen Stock Certificate.	10-K	000-32405	4.2	2/12/2021
4.2	Investor Rights Agreement dated July 8, 2003 among Seagen Inc. (f/k/a Seattle Genetics, Inc.) and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement dated September 10, 2015 between Seagen Inc. (f/k/a Seattle Genetics, Inc.) and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+†	Office lease dated May 9, 2011 between Seagen Inc. (f/k/a Seattle Genetics Inc.) and WCM Highlands II LLC.	—	—	—	—
10.2+†	Third Amendment to Lease dated May 9, 2011 between Seagen Inc. (f/k/a Seattle Genetics Inc.) and B&N 141-302, LLC	—	—	—	—
10.3 +*	Amended and Restated 2000 Employee Stock Purchase Plan, effective March 12, 2021.	—	—	—	—
10.4+*	Form of Stock Option Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved March 8, 2021).	—	—	—	—
10.5+*	Form of Stock Option Agreement for Non-U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved March 8, 2021).	—	—	—	—
10.6+*	Form of Stock Option Agreement for Non-Employee Directors under the Amended and Restated 2007 Equity Incentive Plan (approved March 8, 2021).	—	—	—	—
10.7+*	Form of Time-Based Stock Unit Grant Notice and Stock Unit Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved March 8, 2021).	—	—	—	—
10.8+*	Form of Stock Unit Grant Notice and Stock Unit Agreement for Non-U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved March 8, 2021).	—	—	—	—
10.9+*	Form of Stock Unit Grant Notice and Stock Unit Agreement for French Grantees under the Amended and Restated 2007 Equity Incentive Plan (approved March 8,2021)	—	—	—	—
10.10+*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan (approved March 8, 2021).	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	—	—	—	—

+	Filed herewith.
†	Certain confidential information contained in this Exhibit, marked by brackets in the Exhibit, has been omitted, because it is both not material and is the type that the registrant treats as private or confidential.
*	Indicates a management contract or compensatory plan or arrangement.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulations S-K. The registrant will furnish copies of any such schedules to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGEN INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 29, 2021