Form 10-Q
period 2021-06-30
Seagen Inc.
filed 2021-07-29
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of July 26, 2021, there were 181,934,500 shares of the registrant’s common stock outstanding.

Seagen Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
Seagen Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$413,434	$558,424
Short-term investments	2,038,178	2,000,996
Accounts receivable, net	379,740	324,988
Inventories	163,184	116,136
Prepaid expenses and other current assets	103,976	61,840
Total current assets	3,098,512	3,062,384
Property and equipment, net	203,146	196,700
Operating lease right-of-use assets	62,264	61,480
Long-term investments	—	100,830
Intangible assets, net	272,229	283,680
Goodwill	274,671	274,671
Other non-current assets	41,336	21,161
Total assets	$3,952,158	$4,000,906
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,403	$78,067
Accrued liabilities and other	331,431	310,071
Total current liabilities	433,834	388,138
Long-term liabilities:
Operating lease liabilities, long-term	61,925	61,884
Other long-term liabilities	65,125	62,784
Total long-term liabilities	127,050	124,668
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 181,866 shares issued and outstanding at June 30, 2021 and 180,902 shares issued and outstanding at December 31, 2020	182	181
Additional paid-in capital	4,465,864	4,356,922
Accumulated other comprehensive income	792	565
Accumulated deficit	(1,075,564)	(869,568)
Total stockholders’ equity	3,391,274	3,488,100
Total liabilities and stockholders’ equity	$3,952,158	$4,000,906
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net product sales	$347,338	$240,465	$649,926	$438,979
Royalty revenues	36,296	31,235	63,514	51,595
Collaboration and license agreement revenues	4,844	6,298	7,020	21,938
Total revenues	388,478	277,998	720,460	512,512
Costs and expenses:
Cost of sales	78,090	48,244	142,225	77,665
Research and development	234,861	198,077	465,286	393,276
Selling, general and administrative	165,130	125,642	324,972	247,891
Total costs and expenses	478,081	371,963	932,483	718,832
Loss from operations	(89,603)	(93,965)	(212,023)	(206,320)
Investment and other income, net	5,027	72,775	6,027	16,728
Net loss	$(84,576)	$(21,190)	$(205,996)	$(189,592)
Net loss per share - basic and diluted	$(0.47)	$(0.12)	$(1.14)	$(1.10)
Shares used in computation of per share amounts - basic and diluted	181,628	173,406	181,390	172,878

Comprehensive loss:
Net loss	$(84,576)	$(21,190)	$(205,996)	$(189,592)
Other comprehensive income (loss):
Unrealized (loss) gain on securities available-for-sale, net of tax	(213)	(2,042)	(47)	1,231
Foreign currency translation gain	511	32	274	8
Total other comprehensive income (loss)	298	(2,010)	227	1,239
Comprehensive loss	$(84,278)	$(23,200)	$(205,769)	$(188,353)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
Balances as of December 31, 2019	171,994	$172	$3,359,124	$229	$(1,483,238)	$1,876,287
Net loss	—	—	—	—	(168,402)	(168,402)
Other comprehensive income	—	—	—	3,249	—	3,249
Issuance of common stock for stock option exercises and employee stock purchase plan	575	1	21,785	—	—	21,786
Restricted stock vested during the period, net	67	—	—	—	—	—
Share-based compensation	—	—	32,698	—	—	32,698
Balances as of March 31, 2020	172,636	173	3,413,607	3,478	(1,651,640)	1,765,618
Net loss	—	—	—	—	(21,190)	(21,190)
Other comprehensive loss	—	—	—	(2,010)	—	(2,010)
Issuance of common stock for stock option exercises and employee stock purchase plan	858	1	31,484	—	—	31,485
Restricted stock vested during the period, net	371	—	—	—	—	—
Share-based compensation	—	—	40,174	—	—	40,174
Balances as of June 30, 2020	173,865	$174	$3,485,265	$1,468	$(1,672,830)	$1,814,077

Balances as of December 31, 2020	180,902	$181	$4,356,922	$565	$(869,568)	$3,488,100
Net loss	—	—	—	—	(121,420)	(121,420)
Other comprehensive loss	—	—	—	(71)	—	(71)
Issuance of common stock for stock option exercises and employee stock purchase plan	341	—	19,791	—	—	19,791
Restricted stock vested during the period, net	80	—	—	—	—	—
Share-based compensation	—	—	38,224	—	—	38,224
Balances as of March 31, 2021	181,323	181	4,414,937	494	(990,988)	3,424,624
Net loss	—	—	—	—	(84,576)	(84,576)
Other comprehensive income	—	—	—	298	—	298
Issuance of common stock for stock option exercises and employee stock purchase plan	359	1	13,200	—	—	13,201
Restricted stock vested during the period, net	184	—	—	—	—	—
Share-based compensation	—	—	37,727	—	—	37,727
Balances as of June 30, 2021	181,866	$182	$4,465,864	$792	$(1,075,564)	$3,391,274
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(205,996)	$(189,592)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	75,951	68,406
Depreciation	19,603	16,571
Amortization of intangible assets	11,451	4,736
Amortization of right-of-use assets	6,356	5,114
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	11,802	(645)
Gains on equity securities	(4,929)	(11,604)
Changes in operating assets and liabilities
Accounts receivable, net	(54,752)	(54,073)
Inventories	(47,048)	(4,070)
Prepaid expenses and other assets	(46,122)	(13,623)
Lease liability	(7,481)	(5,900)
Other liabilities	43,395	29,337
Net cash used by operating activities	(197,770)	(155,343)
Investing activities:
Purchases of securities	(1,788,967)	(574,700)
Proceeds from maturities of securities	1,831,500	372,000
Proceeds from sales of securities	—	194,733
Purchases of property and equipment	(22,403)	(47,146)
Net cash provided (used) by investing activities	20,130	(55,113)
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	32,992	53,271
Net cash provided by financing activities	32,992	53,271
Effect of exchange rate changes on cash and cash equivalents	(342)	(57)
Net decrease in cash and cash equivalents	(144,990)	(157,242)
Cash and cash equivalents at beginning of period	558,424	274,562
Cash and cash equivalents at end of period	$413,434	$117,320
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
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Non-cash activities
We had $9.6 million and $6.0 million of accrued capital expenditures as of June 30, 2021 and December 31, 2020, respectively. Accrued capital expenditures are treated as a non-cash investing activity and, accordingly, have not been included in the condensed consolidated statement of cash flows until such amounts have been paid in cash. During the six months ended June 30, 2021 and 2020, we recorded $7.1 million and $1.5 million, respectively, of right-of-use assets in exchange for lease liabilities, which are treated as a non-cash operating activity. See Note 3 for additional information.
Investments
We hold certain equity securities which are reported at estimated fair value based on quoted market prices. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.
We invest our available cash primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, realized losses and declines in the value of debt securities judged to be other-than-temporary are included in investment and other income, net. The cost of debt securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income, net. Interest and dividends earned are included in investment and other income, net. Accrued interest receivable as of June 30, 2021, was $3.4 million, and was included in prepaid expenses and other current assets. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.
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

Intangible assets, net
Our intangible assets are primarily comprised of acquired TUKYSA technology. The following table presents the balances of our finite-lived intangible assets for the periods presented:

(dollars in thousands)	June 30, 2021	December 31, 2020
Gross carrying value	$305,650	$305,650
Less: accumulated amortization	(33,421)	(21,970)
Total	$272,229	$283,680
The following table presents our amortization expense related to acquired TUKYSA technology costs, included in cost of sales in our condensed consolidated statements of comprehensive income (loss), for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Amortization expense	$5,757	$4,732	$11,451	$4,736
The weighted average remaining useful life of our finite-lived intangible assets was 12 years as of June 30, 2021, and estimated future amortization expense related to acquired TUKYSA is $11.6 million for the six months ending December 31, 2021, and TUKYSA technology costs is $23.1 million for each of the years ending December 31, 2022 through December 31, 2026.
Revenue recognition - Net product sales
We sell ADCETRIS, PADCEV and TUKYSA primarily through a limited number of specialty distributors and specialty pharmacies in the U.S. We and our collaboration partner Astellas Pharma, Inc., or Astellas, jointly promote PADCEV in the U.S. Under the joint promotion in the U.S., we record net sales of PADCEV and are responsible for all distribution through a limited number of specialty distributors. The delivery of our products represents a single performance obligation for these transactions and we record net product sales at the point in time when title and risk of loss pass. The transaction price for net product sales represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to-date. These estimates involve a substantial degree of judgment. We have applied a portfolio approach as a practical expedient for estimating net product sales.
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
The following table presents our disaggregated revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
ADCETRIS	$181,912	$167,535	$344,484	$331,588
PADCEV	82,405	57,175	152,163	91,636
TUKYSA	83,021	15,755	153,279	15,755
Net product sales	$347,338	$240,465	$649,926	$438,979
Royalty revenues	$36,296	$31,235	$63,514	$51,595
Takeda	—	5,598	1,851	15,913
Other	4,844	700	5,169	6,025
Collaboration and license agreement revenues	$4,844	$6,298	$7,020	$21,938
Total revenues	$388,478	$277,998	$720,460	$512,512
We estimate an allowance for doubtful accounts based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We did not recognize any bad debt expense during any of the periods presented.

3. Leases
Our current operating leases for our office and laboratory facilities with terms that expire from 2022 through 2029. During the six months ended June 30, 2021 and 2020, we recorded $7.1 million and $1.5 million of right-of-use assets in exchange for lease liabilities, respectively. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of June 30, 2021.
In June 2021, we entered into a lease agreement for an approximately 258,000 square feet building complex to be constructed by the landlord on approximately 20.5 acres of land in Everett, Washington. We intend to use the building for future manufacturing, laboratory, and office space. Under the terms of the lease, base rent is payable at an initial rate of $4.0 million per year, subject to annual escalations of 3% during the initial term of 20 years. The lease commences on the date when construction and delivery of the building shell and related improvements by the landlord have been substantially completed. We will record a lease liability and right-of-use assets on our condensed consolidated balance sheet on the lease commencement date. We have an option to renew the lease for two additional terms of ten years each. In addition, we have an option to purchase the premises in the future.

Supplemental information for lease amounts recognized in our condensed consolidated financial statements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Operating lease cost	$4,063	$3,589	$8,077	$7,135
Variable lease cost	1,151	1,072	2,138	1,974
Total lease cost	$5,214	$4,661	$10,215	$9,109
Cash paid for amounts included in measurement of lease liabilities	$4,199	$3,560	$8,057	$6,896

			As of June 30,
			2021	2020
Weighted average remaining lease term			6.3 years	6.7 years
Weighted average discount rate			5.1%	5.3%
Lease liabilities were recorded in the following captions of our condensed consolidated balance sheet as follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Accrued liabilities and other	$13,555	$12,749
Operating lease liabilities, long-term	61,925	61,884
Total	$75,480	$74,633

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
For the three and six months ended June 30, 2021 and 2020, we excluded all restricted stock units and stock options from the per share calculations as such securities were anti-dilutive. The weighted average number of restricted stock units and stock options that were excluded totaled approximately 9,992,000 and 11,663,000 for the three months ended June 30, 2021 and 2020, respectively. The weighted average number of restricted stock units and stock options that were excluded totaled approximately 10,229,000 and 12,154,000 for the six months ended June 30, 2021 and 2020, respectively.

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

The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
June 30, 2021
Short-term investments—U.S. Treasury securities	$2,038,178	$—	$—	$2,038,178
Other non-current assets—equity securities	14,195	—	—	14,195
Total	$2,052,373	$—	$—	$2,052,373
December 31, 2020
Short-term investments—U.S. Treasury securities	$2,000,996	$—	$—	$2,000,996
Long-term investments—U.S. Treasury securities	100,830	—	—	100,830
Total	$2,101,826	$—	$—	$2,101,826
Our short- and long-term debt investments portfolio only contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and have a zero loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and six months ended June 30, 2021 and 2020, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of June 30, 2021 or December 31, 2020.
Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2021
U.S. Treasury securities	$2,038,200	$80	$(102)	$2,038,178
Contractual maturities (at date of purchase):
Due in one year or less	$1,836,848			$1,836,787
Due in one to two years	201,352			201,391
Total	$2,038,200			$2,038,178
December 31, 2020
U.S. Treasury securities	$2,101,801	$259	$(234)	$2,101,826
Contractual maturities (at date of purchase):
Due in one year or less	$1,791,399			$1,791,239
Due in one to two years	310,402			310,587
Total	$2,101,801			$2,101,826

6. Investment and other income, net
Investment and other income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Gain on equity securities	$4,670	$70,683	$4,929	$11,604
Investment and other income, net	357	2,092	1,098	5,124
Total investment and other income, net	$5,027	$72,775	$6,027	$16,728

Gain on equity securities includes the realized and unrealized holding gains and losses on our equity securities. In April 2020, we sold our Immunomedics common stock holdings, and, accordingly, recognized the associated realized gain in our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2020. Prior to the sale, our holdings in the securities were marked to market each period, which resulted in a net investment loss during the three months ended March 31, 2020.

7. Inventories
Inventories consisted of the following:

(dollars in thousands)	June 30, 2021	December 31, 2020
Raw materials	$129,732	$99,049
Finished goods	33,452	17,087
Total	$163,184	$116,136
We capitalize our commercial inventory costs. Inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales.

8. Share-based compensation
The following table presents our total share-based compensation expense, including expense associated with our long-term incentive plans, or LTIPs, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Research and development	$17,232	$16,478	$34,196	$34,151
Selling, general and administrative	20,495	18,311	41,755	34,255
Total share-based compensation expense	$37,727	$34,789	$75,951	$68,406
As of June 30, 2021, there was $140.3 million of unrecognized compensation cost related to unvested options and restricted stock unit awards, excluding our LTIPs and performance-based awards, net of forfeitures. The estimated unrecognized compensation expense related to our LTIPs and performance-based awards was approximately $65 million as of June 30, 2021. The total estimate of unrecognized compensation expense could change in the future for several reasons, including the addition or termination of employees, the recognition of LTIP compensation expense, or the addition, termination, or modification of an LTIP.

9. Legal matters
We are engaged in multiple legal disputes with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo.
Dispute over ownership of intellectual property
We are in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug ENHERTU and certain product candidates. We believe that the linker and other ADC technology used in ENHERTU and these drug candidates are improvements to our ADC technology, the ownership of which we contend was assigned to us under the terms of a 2008 collaboration agreement between us and Daiichi Sankyo. On November 12, 2019, we submitted an arbitration demand to the American Arbitration Association seeking, among other remedies, a declaration that we are the owner of the intellectual property rights under dispute, monetary damages, and a running royalty. On April 27, 2020, the arbitrator confirmed the dispute should be resolved in arbitration. The arbitration hearing was conducted in June 2021, and a decision is expected later this year.
On November 4, 2019, Daiichi Sankyo filed a declaratory judgment action in the United States District Court for the District of Delaware, alleging that we are not entitled to the intellectual property rights under dispute, in an attempt to have the dispute adjudicated in federal court. The case has been stayed and administratively closed by court order.

Patent infringement
On October 19, 2020, we filed a complaint in the United States District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the '039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the United States of the cancer drug ENHERTU. This action is seeking, among other remedies, a judgment that Daiichi Sankyo infringed one or more valid and enforceable claims of the '039 Patent, monetary damages and a running royalty. Daiichi Sankyo (as well as Daiichi Sankyo, Inc. and AstraZeneca Pharmaceuticals, LP, or AstraZeneca) subsequently filed an action on November 13, 2020 in the U.S. District Court for the District of Delaware seeking a declaratory judgment that ENHERTU does not infringe the ‘039 Patent. The Delaware action has been stayed by court order. Daiichi Sankyo, Inc. and AstraZeneca also filed two Petitions for Post-Grant Review on December 23, 2020 and January 22, 2021 with the U.S. Patent Office seeking to have claims of the ‘039 Patent cancelled as unpatentable. On June 24, 2021, the U.S. Patent Office issued a decision denying both Petitions for Post-Grant Review. The trial in the patent infringement case in Texas is scheduled to begin on April 4, 2022.
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
Second quarter 2021 highlights and recent developments
Corporate
•Achieved 44% growth in net product sales for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020. Generated record quarterly net product sales across all commercial brands.
•Continued to make strategic investments in our pipeline, commercial launches, infrastructure, and headcount to support our future growth.

ADCETRIS
•Published the five-year update of the phase 3 ECHELON-1 clinical trial in frontline advanced Hodgkin lymphoma in the Lancet Haematology.

PADCEV
•U.S. Food and Drug Administration, or FDA:
◦converted PADCEV's accelerated approval to regular approval; and
◦approved a new indication for PADCEV in the treatment of patients with locally advanced or metastatic urothelial cancer who are ineligible for cisplatin-containing chemotherapy and have previously received one or more prior lines of therapy.
•Published results from the second cohort of the EV-201 trial for patients with locally advanced or metastatic urothelial cancer that received prior treatment with an immunotherapy but had not received a platinum-containing chemotherapy and were ineligible for cisplatin chemotherapy in The Lancet Oncology.

TUKYSA
•Presented long-term results for HER2CLIMB trial at the 2021 American Society of Clinical Oncology, or ASCO, annual meeting demonstrating median survival for the TUKYSA arm extended to two years with benefit maintained across all prespecified patient subgroups.

Pipeline
•Biologics License Application, or BLA, accepted for Priority Review of tisotumab vedotin for patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. FDA set a Prescription Drug User Fee Act, or PDUFA, target action date of October 10, 2021.
•Published the results of the innovaTV 204 pivotal phase 2 trial in The Lancet Oncology in April 2021.
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
Locally advanced or metastatic urothelial cancer for patients who:
•have previously received a programmed death receptor-1 (PD-1) or programmed death-ligand 1 (PD-L1) inhibitor and platinum-containing chemotherapy, or
•are ineligible for cisplatin-containing chemotherapy and have previously received one or more prior lines of therapy.

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
In July 2021, the FDA converted PADCEV's accelerated approval to regular approval in the U.S., in addition to granting regular approval for a new indication for adult patients with locally advanced or metastatic urothelial cancer, who are ineligible for cisplatin-containing chemotherapy and have previously received one or more prior lines of therapy. The conversion to regular approval was supported by the pivotal phase 3 trial called EV-301 and the expanded indication was supported by data from the second cohort in the EV-201 trial. The FDA reviewed the application for regular approval under the Oncology Center of Excellence's, or OCE's, Real Time Oncology Review, or RTOR, pilot program.
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
The application for approval was reviewed under the FDA's RTOR pilot program. We also participated in the Project Orbis initiative of the FDA OCE which provides a framework for concurrent submission and review of oncology products among international partners. Under this program we have received approval in the U.S., Canada, Australia, Singapore, and Switzerland. In February 2021, the EC granted marketing authorization for TUKYSA in combination with trastuzumab and capecitabine for the treatment of adult patients with HER2-positive locally advanced or metastatic breast cancer who have received at least two prior anti-HER2 treatment regimens. This approval is valid in all countries of the European Union as well as Norway, Liechtenstein, Iceland and Northern Ireland. In March 2021, we began marketing TUKYSA in Austria, France and Germany. Additionally, in February 2021, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, granted a Great Britain marketing authorization for TUKYSA.
We are responsible for commercializing TUKYSA in the U.S., Canada and Europe. In September 2020, we entered into a license and collaboration agreement, or the TUKYSA Agreement, with a subsidiary of Merck & Co., Inc., or Merck, pursuant to which we granted exclusive rights to Merck to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe. The collaboration is intended to accelerate global availability of TUKYSA.
Clinical Development and Regulatory Status
ADCETRIS (brentuximab vedotin)
Beyond our current labeled indications, we are evaluating ADCETRIS as monotherapy and in combination with other agents in ongoing trials, including several potential registration-enabling trials such as the ECHELON-3 phase 3 trial in relapsed or refractory diffuse large B-cell lymphoma. In addition to our corporate-sponsored trials there are numerous investigator-sponsored trials of ADCETRIS in the United States. The investigator-sponsored trials include the use of ADCETRIS in a number of malignant hematologic indications and in solid tumors.

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
In September 2020, we announced that the EV-301 trial, which compared PADCEV to chemotherapy in adult patients with locally advanced or metastatic urothelial cancer who were previously treated with platinum-based chemotherapy and a PD-1/L1 inhibitor, met its primary endpoint of overall survival, or OS, compared to chemotherapy. For patients in the PADCEV arm of the trial, rash, fatigue, and decreased neutrophil count were the most frequent Grade 3 or greater treatment-related adverse events occurring in more than 5 percent of patients. In July 2021, the FDA converted PADCEV's accelerated approval to regular approval based on data from the EV-301 trial.
In March 2021, the European Medicines Agency, or EMA, accepted for review a Marketing Authorization Application, or MAA, for PADCEV based on the EV-301 trial. In addition, applications have been submitted for PADCEV approval in Australia and Canada, under the FDA's Project Orbis program, as well as in Japan, Singapore, Brazil and Switzerland.
In October 2020, we announced positive topline results from the second cohort of patients in the pivotal phase 2 EV-201 trial. The cohort is evaluating PADCEV for patients with locally advanced or metastatic urothelial cancer who have been previously treated with a PD-1/L1 inhibitor and have not received a platinum-containing chemotherapy and are ineligible for cisplatin. In May 2021 the primary results of the cohort were published in the Lancet Oncology.
In May 2021, we reported updated analysis of the second cohort at the 2021 ASCO annual meeting. With a median follow-up of 16 months, 51 percent of patients who received PADCEV had a confirmed objective response [95% Confidence Interval, or CI: 39.8, 61.3] per blinded independent central review (the primary endpoint), with 22 percent of patients experiencing a complete response, or CR. Median duration of response, or DOR, was 13.8 months [95% CI: 6.4, not reached]. Patients lived a median of 6.7 months without cancer progression [progression-free survival, or PFS (95% CI: 5.0-8.3)] and had a median OS of 16.1 months (95% CI: 11.3, 24.1). The most common all-grade treatment-related adverse events, or TRAEs, were alopecia (51%), peripheral sensory neuropathy (49%) and fatigue (34%), and the most common Grade 3 or greater TRAEs were neutropenia (9%), maculopapular rash (8%) and fatigue (7%). Grade 3 or greater TRAEs of special interest included skin reactions (17%), peripheral neuropathy (8%) and hyperglycemia (6%). Four deaths were previously reported as treatment-related by investigators in patients age 75 years and older with multiple comorbidities.
In July 2021, the FDA granted regular approval for a new indication for adult patients with locally advanced or metastatic urothelial cancer who are ineligible for cisplatin-containing chemotherapy and have previously received one or more prior lines of therapy. The approval was based on data from the second cohort of the EV-201 trial.
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
In February 2020, based on the positive initial results of the dose-escalation cohort and the expansion Cohort A of the EV-103 trial, the FDA granted Breakthrough Therapy designation for PADCEV in combination with pembrolizumab for the treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting. In April 2020, we announced that, based on discussions with the FDA, data from the randomized cohort K in the EV-103 trial, along with other data from the EV-103 trial, could potentially support registration under the FDA's accelerated approval pathway. The primary outcome measures are objective response rate and duration of response. We expect to complete enrollment in cohort K by the end of 2021.
In May 2021, we presented updated results of the dose-escalation cohort and the expansion Cohort A of the EV-103 trial at the 2021 ASCO annual meeting. As previously reported, results demonstrated an objective response rate of 73.3 percent (95% CI: 58.1, 85.4) per investigator assessment, with 15.6 percent of patients experiencing a CR. The median PFS was 12.3 months (95% CI: 8.0, not reached). The updated data after a median follow-up of two years showed a median DOR of 25.6 months (95% CI: 8.3, not reached) and median OS of 26.1 months (95% CI: 15.7, not reached). The longer-term analysis demonstrated a safety profile generally consistent with previous findings. The most common TRAEs were peripheral sensory neuropathy (55.6%), fatigue (51.1%) and alopecia (48.9%), and the most common Grade 3 or greater TRAEs were increased lipase (17.8%), maculopapular rash (11.1%) and fatigue (11.1%). Grade 3 or greater TRAEs of interest included skin reactions (20%), hyperglycemia (8.9%) and peripheral neuropathy (4.4%). There was one death previously reported as possibly related to study treatment (multiple organ dysfunction syndrome).
In addition to the potential accelerated approval pathway based on the EV-103 trial, we are conducting a global, registrational phase 3 trial, called EV-302, in frontline metastatic urothelial cancer in collaboration with Astellas and a subsidiary of Merck. We, Astellas and Merck are jointly funding EV-302 and the trial is being led by us. EV-302 is an open-label, randomized phase 3 clinical trial evaluating the combination of PADCEV and pembrolizumab versus chemotherapy alone in patients with previously untreated locally advanced or metastatic urothelial cancer. The trial includes metastatic urothelial cancer patients who are either eligible or ineligible for cisplatin-based chemotherapy. The trial has dual primary endpoints of PFS and OS and is intended to support global regulatory submissions and potentially serve as a confirmatory trial if accelerated approval is granted based on EV-103.
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
We and Genmab are conducting a pivotal phase 2 trial, called innovaTV 204, evaluating single-agent tisotumab vedotin for patients with recurrent or metastatic cervical cancer who have relapsed or progressed after standard of care treatment. In September 2020, data from the innovaTV 204 trial were presented at the European Society for Medical Oncology, or ESMO, Virtual Congress 2020 and in April 2021 were published in The Lancet Oncology. Results from the trial showed a 24 percent confirmed objective response rate, or ORR, by independent central review with a median DOR of 8.3 months. The most common treatment-related adverse events (greater than or equal to 20 percent) included alopecia, epistaxis (nose bleeds), nausea, conjunctivitis, fatigue and dry eye.
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
We are also conducting a phase 2 clinical trial, called innovaTV 205, evaluating tisotumab vedotin as monotherapy and in combination with certain other anti-cancer agents for first- and second-line treatment of patients with recurrent or advanced cervical cancer.
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
Other clinical and early-stage product candidates
We are advancing a pipeline of early-stage clinical candidates as well as multiple preclinical and research-stage programs that employ our proprietary technologies. We advanced several product candidates into clinical development in 2020 and we plan to submit additional investigational new drug applications, or INDs, to the FDA in 2021.
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

COVID-19
We are continuing to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business. We are continuing to take proactive steps designed to protect the health and safety of our workforce, patients and healthcare professionals, to continue our business operations and to advance our goal of bringing important medicines to patients as rapidly as possible. Earlier in the pandemic, we instituted a mandatory work-from-home policy for employees who could perform their jobs offsite, and we have continued our essential research, manufacturing, and laboratory activities on site. Recently, we began to allow additional U.S. office-based employees who have been fully vaccinated to return to the office on a voluntary and limited basis. We maintain a number of precautionary measures designed to protect our on-site employees, such as enhanced facilities cleaning, lower concentrations of staff, contact tracing and making testing available. In addition, in accordance with guidelines from government authorities, we have additional precautionary measures for facilities with essential research, manufacturing and laboratory staff, who may not all be fully vaccinated, including temperature checks, screening protocols, masks and social distancing. After pausing most in-person customer interactions in healthcare settings earlier in the pandemic, our field-based personnel are now engaging in an increasing number of in-person interactions where state and local laws and regulations allow, the institution or office is accepting in-person interactions and our field-based personnel are comfortable engaging in-person with healthcare providers. They are also using electronic communications to continue to support healthcare professionals and patients when they cannot meet with healthcare providers face-to-face. We believe that the measures we have implemented are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor conditions and related guidance from governmental authorities and adjust our activities as appropriate.
Outlook
We recognize revenue from ADCETRIS product sales in the U.S. and Canada. While we anticipate that sales of ADCETRIS will increase modestly in 2021 as compared to 2020, we have experienced and expect continued impacts associated with the COVID-19 pandemic, which appear to have led to a reduction in the rate of Hodgkin lymphoma diagnoses and may further adversely affect the rate of Hodgkin lymphoma diagnoses in the future. We have also experienced an increase in gross-to-net deductions that we believe is due to a shift in the locations where ADCETRIS is administered, which has increased the proportion of ADCETRIS sales through the federal 340B drug discount program. We may also experience additional shifts from commercial payor coverage to government payor coverage in the U.S., which would further increase gross-to-net deductions. We also expect that our ability to maintain or continue to grow our ADCETRIS sales, if at all, will depend on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in its approved indications, including in the frontline Hodgkin lymphoma indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS. Other important factors affecting our ADCETRIS sales include the incidence flow of patients eligible for treatment in ADCETRIS’ approved indications, the extent to which coverage and adequate levels of reimbursement for ADCETRIS are available from governments and other third-party payors, the impact of any healthcare reform measures that may be upheld, or adopted in the future, including measures that could result in more rigorous coverage criteria or reduce the price that we receive for ADCETRIS, increasing competition from competing therapies including pembrolizumab in multiple indications, including in the relapsed or refractory classical Hodgkin lymphoma indication, continuing impacts resulting from the evolving effects of the COVID-19 pandemic including potential further impacts from lower diagnosis rates, and the potential future approval of ADCETRIS in any additional indications. For these reasons, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. In addition, as a result of these and other factors, our future ADCETRIS product sales can be difficult to accurately predict from period to period.
We recognize revenue from PADCEV product sales in the U.S. Our ability to realize the anticipated benefits from our investment in PADCEV is subject to a number of risks and uncertainties, including our and Astellas’ ability to successfully jointly market and commercialize PADCEV in the U.S. in its approved indications, the extent to which we and Astellas are able to obtain regulatory approvals of PADCEV in additional indications in the U.S., including in the frontline metastatic urothelial cancer setting, and in territories outside the U.S., the acceptance of PADCEV by the medical community and patients, the extent to which physicians make prescribing decisions with respect to PADCEV, the incidence flow of patients eligible for treatment in PADCEV’s approved indications, the duration of therapy for patients receiving PADCEV, the extent to which coverage and adequate levels of reimbursement for PADCEV are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for PADCEV, potential competition from competing therapies, the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, as a result of these and other factors, including the lack of significant historical sales data, PADCEV sales are currently difficult to predict from period to period.

We recognize revenue from TUKYSA product sales in the U.S., Europe, and Canada. Our ability to realize the anticipated benefits of our investment in TUKYSA is subject to a number of risks and uncertainties, including our and Merck’s ability to successfully launch, market and commercialize TUKYSA in our respective territories in its approved indication, the extent to which we and Merck are able to obtain regulatory and other required governmental and pricing and reimbursement approvals of TUKYSA in additional territories, the extent to which we and Merck are able to obtain regulatory approvals of TUKYSA in additional indications, including earlier lines of breast cancer and other HER2-positive cancers, the acceptance of TUKYSA by the medical community and patients, competition from other therapies, our and Merck’s ability to accurately predict and supply product demand, the extent to which coverage and adequate levels of reimbursement will be available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for TUKYSA, our ability to effectively commercialize a product outside of the U.S., the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, as a result of these and other factors, including the lack of significant historical sales data, TUKYSA sales are currently difficult to predict from period to period.
The biopharmaceutical industry and the markets in which we operate are intensely competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. Drug prices are under significant scrutiny and we expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. For example, in July 2021, the Biden administration announced an Executive Order that includes initiatives aimed at lowering prescription drug costs and implementing Canadian drug importation. In addition to pricing actions and other measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, our sales and operations could also be affected by other risks of doing business internationally.
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

We are closely evaluating the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates. Our field-based personnel are using a mix of in-person interactions and electronic communications, such as emails, phone calls and video conferences, to support healthcare providers and patients. Many healthcare professionals that we normally call on are working a greater proportion of their working schedule from home and are facing additional demands on their time during the ongoing COVID-19 pandemic. We are continuing to experience increased competition for virtual appointments with healthcare professionals and a significant reduction in the number of interactions our sales personnel are having with physicians. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators, as well as physician awareness of our products. In this regard, we believe that the need to conduct some of our activities virtually is negatively impacting our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. We face a number of challenges that will limit our ability to fully resume in-person interactions for the foreseeable future, including increasing COVID-19 infection rates due to coronavirus mutations and/or low vaccination rates or otherwise, the need to navigate varying restrictions for entering healthcare facilities and the pandemic's impacts on employee childcare arrangements. In addition, the effects of the COVID-19 pandemic continue to evolve rapidly, and we may subsequently be forced to, or subsequently determine that we should, resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection or hospitalization rates or otherwise. Moreover, the long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. COVID-19 related restrictions could also present product distribution challenges as we utilize recently initiated distribution channels for TUKYSA. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety. The evolving effects of the COVID-19 pandemic appear to have negatively affected and may continue to negatively affect our product sales due to challenges in patient access to healthcare settings, significant increases in unemployment and the resulting loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs, some or all of which appear to have negatively affected diagnosis rates, may affect side effect management and course of treatment and may increase enrollment in our patient support programs. With respect to ADCETRIS specifically, impacts associated with the COVID-19 pandemic appear to have led to a reduction in the rate of Hodgkin lymphoma diagnoses and may further adversely affect the rate of Hodgkin lymphoma diagnoses in the future. In addition, we have experienced lower than expected levels of our research and development spending, in part as a result of the COVID-19 pandemic. This includes some delays in clinical trial enrollment as well as reduced travel due to the conversion of medical and scientific meetings to virtual formats. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, there may be some impacts to our clinical study timelines, which, depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, could ultimately delay data availability. In addition, many of our non-essential on-site research activities are currently significantly reduced as a result of the COVID-19 pandemic, which may negatively impact the number of IND candidates entering our clinical pipeline in future years. The extent to which the risks and evolving effects of the COVID-19 pandemic impact our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease, including the effectiveness and timing of vaccine programs in the U.S. and worldwide. For more information on the risks and uncertainties associated with the evolving effects of the COVID-19 pandemic on our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts, see “Part II Item 1A—Risk Factors.”
Because of the above and other factors, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary
For the six months ended June 30, 2021, our total revenues increased to $720.5 million, compared to $512.5 million for the same period in 2020. This growth was primarily driven by the U.S. launch of TUKYSA in April 2020 and higher PADCEV net product sales.

For the six months ended June 30, 2021, total costs and expenses increased to $932.5 million, compared to $718.8 million for the same period in 2020. This reflected higher selling, general and administrative expenses, research and development expenses, and cost of sales.
As of June 30, 2021, we had $2.5 billion in cash, cash equivalents and investments and $3.4 billion in total stockholders’ equity.

Results of operations
Net product sales

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
ADCETRIS	$181,912	$167,535	9%	$344,484	$331,588	4%
PADCEV	82,405	57,175	44%	152,163	91,636	66%
TUKYSA	83,021	15,755	427%	153,279	15,755	873%
Net product sales	$347,338	$240,465	44%	$649,926	$438,979	48%

Our net product sales grew 44% and 48% during the three and six months ended June 30, 2021, as compared to the comparable periods in 2020, primarily driven by increased sales volumes following the launch of TUKYSA in April 2020 and higher PADCEV net product sales. PADCEV net product sales grew primarily due to higher volumes, driven by increased utilization in its initial approved indication for the 2021 periods, following the U.S. launch in December 2019. ADCETRIS net product sales increased during the three and six months ended June 30, 2021, as compared to the comparable periods in 2020, primarily due to higher volumes of vials sold.
We expect growth in net product sales in 2021 from 2020 to be primarily driven by sales growth of TUKYSA and PADCEV, and to a lesser extent, ADCETRIS. Refer to “Overview—Outlook” above for additional information.
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2020	$44,193	$15,689	$59,882
Provision related to current period sales	236,039	20,232	256,271
Adjustment for prior period sales	(2,687)	(613)	(3,300)
Payments/credits for current period sales	(197,286)	(13,961)	(211,247)
Payments/credits for prior period sales	(26,949)	(6,073)	(33,022)
Balance as of June 30, 2021	$53,310	$15,274	$68,584
Government-mandated rebates and chargebacks are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the six months ended June 30, 2021 as a result of price increases for ADCETRIS that we instituted that exceeded the rate of inflation. The most significant portion of our gross-to-net accrual balances as of June 30, 2021 and 2020 was for ADCETRIS Medicaid rebates. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2021 as compared to 2020, driven by anticipated growth in our gross product sales.

Royalty revenues
Royalty revenues primarily reflect royalties earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on annual net sales tiers. Takeda bears third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Royalty revenues also reflect, to a lesser extent, amounts from Genentech earned on net sales of Polivy beginning in 2019, and amounts from GlaxoSmithKline earned on net sales of Blenrep beginning in 2020, both of which utilizes technology that we have licensed to them.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Royalty revenues	$36,296	$31,235	16%	$63,514	$51,595	23%
Royalty revenues increased for the three and six months ended June 30, 2021 from the comparable periods in 2020, primarily due to growth in Takeda net sales of ADCETRIS in its territories, as well as higher royalties earned on net sales of Blenrep and Polivy by our other licensees.
We expect that royalty revenues will increase in 2021 as compared to 2020 primarily due to higher royalties from anticipated growth in ADCETRIS sales volume by Takeda, as well as anticipated growth of our other licensees' net product sales.

Collaboration and license agreement revenues
Collaboration and license agreement revenues reflect amounts earned under certain of our license and collaboration agreements. These revenues reflect license fees, payments received by us for technology access and maintenance fees, sales of drug supply to our collaborators, milestone payments, and reimbursement payments for research and development support that we provide to our collaborators.
Collaboration and license agreement revenues by collaborator were as follows:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Takeda	$—	$5,598	(100)%	1,851	15,913	(88)%
Other	4,844	700	592%	5,169	6,025	(14)%
Total collaboration and license agreement revenues	$4,844	$6,298	(23)%	$7,020	$21,938	(68)%
Collaboration revenues from Takeda for the three and six months ended June 30, 2021 declined primarily due to a decrease in ADCETRIS drug supply sold to Takeda.
Other collaboration revenues increased for the three months ended June 30, 2021 as compared to the comparable period in 2020 primarily due to drug supply sold to a collaborator in the 2021 period. Other collaboration revenues were relatively consistent for the three months ended June 30, 2021, as compared to the comparable period.
We expect our collaboration and license agreement revenues in 2021 to significantly decrease compared to 2020, driven by the amounts recognized related to the agreements with Merck in the third and fourth quarters of 2020. Our collaboration and license agreement revenues are impacted by the term and duration of those agreements and by progress-dependent milestones, annual maintenance fees, and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, amount of drug supplied to our collaborators, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved, and our ability to enter into potential additional collaboration and license agreements.

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
In 2020, we and Genmab entered into a joint commercialization agreement to govern the global commercialization of tisotumab vedotin, if we are successful in obtaining any regulatory approvals of tisotumab vedotin:
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
We recognized license revenue of $125.0 million during 2020 associated with the TUKYSA Agreement, and we recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses. Sales of TUKYSA drug product supplied is included in collaboration and license agreement revenues. The prepayment received for global development cost-sharing was recorded as a co-development liability in accrued liabilities and other or other long-term liabilities on our condensed consolidated balance sheet as of June 30, 2021. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our condensed consolidated statements of comprehensive loss. As of June 30, 2021 and December 30, 2020, $70.3 million and $80.9 million was recorded as the remaining co-development liability, respectively.
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

Cost of sales
Cost of sales includes manufacturing and distribution costs of product sold, gross profit share with Astellas pursuant to our PADCEV collaboration, amortization of acquired technology license costs, royalties owed on our PADCEV net product sales and global ADCETRIS and TUKYSA net product sales.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Cost of sales	$78,090	$48,244	62%	$142,225	$77,665	83%
Cost of sales increased for the three and six months ended June 30, 2021 from the comparable periods in 2020, driven by the Astellas gross profit share related to PADCEV net product sales, amortization expense associated with acquired TUKYSA technology costs, and in-licensing royalties owed on PADCEV and TUKYSA net product sales. The gross profit share with Astellas totaled $38.6 million and $71.1 million for the three and six months ended June 30, 2021, respectively, as compared to $27.1 million and $43.5 million for the comparable periods in 2020. We recorded amortization expense of $11.5 million for acquired TUKYSA technology costs during the six months ended June 30, 2021, as compared to $4.7 million during the six months ended June 30, 2020.
We expect cost of sales to increase in 2021 as compared to 2020 as a result of the net product sales growth of our marketed products, contributing to higher anticipated manufacturing and distribution costs for goods sold and increased royalties owed on certain net sales of our products. This growth also includes higher anticipated gross profit share with Astellas under our PADCEV collaboration, and the full-year 2021 amortization of acquired TUKYSA technology costs.

Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Research and clinical development	$164,869	$137,158	20%	$338,873	$270,387	25%
Process sciences and manufacturing	69,992	60,919	15%	126,413	122,889	3%
Total research and development	$234,861	$198,077	19%	$465,286	$393,276	18%
Research and clinical development expenses include personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase for the three and six months ended June 30, 2021 from the comparable periods in 2020 primarily reflected higher employee-related costs and external development costs mainly to support our early- and late-stage pipeline of product candidates.
Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of product candidates used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase for the three and six months ended June 30, 2021 from the comparable period in 2020 primarily reflected the timing of our manufacturing of product candidates for use in clinical trials, as well as increased manufacturing of our approved products.
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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
ADCETRIS (brentuximab vedotin)	$10,990	$11,396	$22,869	$22,962
TUKYSA (tucatinib)	28,781	15,444	56,903	37,970
PADCEV (enfortumab vedotin-ejfv)	15,966	5,877	26,952	14,006
Tisotumab vedotin	9,384	3,868	21,388	7,443
Ladiratuzumab vedotin	6,955	4,592	11,800	8,960
Other clinical stage programs	11,567	16,197	32,163	22,743
Total third-party costs for clinical stage programs	83,643	57,374	172,075	114,084
Other costs, overhead, and net cost-sharing with collaborators	151,218	140,703	293,211	279,192
Total research and development	$234,861	$198,077	$465,286	$393,276

Third-party costs for ADCETRIS were consistent for three and six months ended June 30, 2021 as compared to the 2020 periods. Third-party costs for TUKYSA, PADCEV, tisotumab vedotin, and ladiratuzumab vedotin increased for the three and six months ended June 30, 2021 as compared to the 2020 periods, due to higher clinical trial costs.
Third-party costs for other clinical stage programs decreased for the three months ended June 30, 2021, as compared to the 2020 period, due to lower manufacturing costs, and increased for the six months ended June 30, 2021 as compared to the 2020 period, primarily due to an in-license development milestone payment made in the first quarter of 2021 related to one of our clinical pipeline programs.

Other costs, overhead, and net cost-sharing with collaborators include third-party costs of our preclinical programs and costs associated with personnel and facilities. In total, these net costs were relatively consistent for the three and six months ended June 30, 2021 from the comparable periods in 2020. During the three months ended June 30, 2021 and 2020, net cost-sharing reimbursements from and payments made to collaborators were $19.0 million and $0.8 million, respectively. During the six months ended June 30, 2021 and 2020, net cost-sharing reimbursements from and payments made to collaborators were $40.3 million and $5.7 million, respectively.
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

Selling, general and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Selling, general and administrative	$165,130	$125,642	31%	$324,972	$247,891	31%
Selling, general and administrative expenses increased for the three and six months ended June 30, 2021 from the comparable periods in 2020, reflecting investments to support European TUKYSA launches and our continued growth in the U.S. and Europe.
We anticipate that selling, general and administrative expenses will increase in 2021 as compared to 2020 as we continue our commercial activities in support of product launches, and invest in infrastructure to support our continued growth in the U.S. and Europe.

Investment and other income, net

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Gain on equity securities	$4,670	$70,683	(93)%	$4,929	$11,604	(58)%
Investment and other income, net	357	2,092	(83)%	1,098	5,124	(79)%
Total investment and other income, net	$5,027	$72,775	(93)%	$6,027	$16,728	(64)%
Investment and other income, net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities, realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
Investment income decreased for the three months ended June 30, 2021 as compared to the comparable period in 2020 primarily driven by a $70.7 million gain from the sale of certain equity securities in April 2020. The decrease for the six months ended June 30, 2021 as compared to the comparable period in 2020 was also impacted by a $59.1 million decline in the fair value of our equity securities during the first quarter of 2020. Our investment portfolio experienced lower average yields during the three and six months ended June 30, 2021 as compared to the 2020 periods.

Liquidity and capital resources

(in thousands)	June 30, 2021	December 31, 2020
Cash, cash equivalents, and investments	$2,451,612	$2,660,250
Working capital	2,664,678	2,674,246
Stockholders’ equity	3,391,274	3,488,100

	Six months ended June 30,
(in thousands)	2021	2020
Cash provided (used) by:
Operating activities	$(197,770)	$(155,343)
Investing activities	20,130	(55,113)
Financing activities	32,992	53,271
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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of June 30, 2021, we had $2.5 billion held in cash, cash equivalents and investments.
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
In June 2021, we entered into we entered into a lease agreement for an approximately 258,000 square feet building complex to be constructed by the landlord on approximately 20.5 acres of land in Everett, Washington. We expect to make a significant capital investment in the facility and intend to use the building for future manufacturing, laboratory, and office space. Under the terms of the lease, base rent is payable at an initial rate of $4.0 million per year, subject to annual escalations of 3% during the initial term of 20 years. The lease commences on the date when construction and delivery of the building shell and related improvements by the landlord have been substantially completed. We have an option to renew the lease for two additional terms of ten years each. In addition, we have an option to purchase the premises in the future.

Excluding the lease agreement described above, our future minimum contractual commitments have not changed materially from the amounts previously reported.

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
We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the six months ended June 30, 2021 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•    Risks associated with our expanding operations in countries outside the U.S. could materially adversely affect our business.
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

•new competitive therapies in ADCETRIS’ approved indications, including immuno-oncology agents such as PD-1 inhibitors (e.g., pembrolizumab and nivolumab) and other novel agents (e.g., mogamulizumab), in PADCEV’s approved indications, including antibody drug conjugates (e.g., sacituzumab govitecan) and other targeted agents (e.g., erdafitinib for patients with select fibroblast growth factor receptor, or FGFR, genetic alterations), and in TUKYSA’s approved indication, including HER2-targeting agents (e.g., fam-trastuzumab deruxtecan-nxki, neratinib, margetuximab and SYD985), have been approved by regulatory authorities or may be submitted in the near term to regulatory authorities for approval, and these competitive products could negatively impact commercial sales of ADCETRIS, PADCEV or TUKYSA, respectively;
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

We are closely evaluating the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates. Our field-based personnel are using a mix of in-person interactions and electronic communications, such as emails, phone calls and video conferences, to support healthcare providers and patients. Many healthcare professionals that we normally call on are working a greater proportion of their working schedule from home and are facing additional demands on their time during the ongoing COVID-19 pandemic. We are continuing to experience increased competition for virtual appointments with healthcare professionals and a significant reduction in the number of interactions our sales personnel are having with physicians. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators, as well as physician awareness of our products. In this regard, we believe that the need to conduct some of our activities virtually is negatively impacting our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. We face a number of challenges that will limit our ability to fully resume in-person interactions for the foreseeable future, including increasing COVID-19 infection rates due to coronavirus mutations and/or low vaccination rates or otherwise, the need to navigate varying restrictions for entering healthcare facilities and the pandemic's impacts on employee childcare arrangements. In addition, the effects of the COVID-19 pandemic continue to evolve rapidly, and we may subsequently be forced to, or subsequently determine that we should, resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection or hospitalization rates or otherwise. Moreover, the long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. COVID-19 related restrictions could also present product distribution challenges as we utilize recently initiated distribution channels for TUKYSA. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety. The evolving effects of the COVID-19 pandemic appear to have negatively affected and may continue to negatively affect our product sales due to challenges in patient access to healthcare settings, significant increases in unemployment and the resulting loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs, some or all of which appear to have negatively affected diagnosis rates, may affect side effect management and course of treatment and may increase enrollment in our patient support programs. With respect to ADCETRIS specifically, impacts associated with the COVID-19 pandemic appear to have led to a reduction in the rate of Hodgkin lymphoma diagnoses and may further adversely affect the rate of Hodgkin lymphoma diagnoses in the future. In addition, we have experienced lower than expected levels of our research and development spending, in part as a result of the COVID-19 pandemic. This includes some delays in clinical trial enrollment as well as reduced travel due to the conversion of medical and scientific meetings to virtual formats. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, there may be some impacts to our clinical study timelines, which, depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, could ultimately delay data availability. In addition, many of our non-essential on-site research activities are currently significantly reduced as a result of the COVID-19 pandemic, which may negatively impact the number of investigational new drug application, or IND, candidates entering our clinical pipeline in future years. The extent to which the risks and evolving effects of the COVID-19 pandemic impact our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease, including the effectiveness and timing of vaccine programs in the U.S. and worldwide.

While we anticipate that sales of ADCETRIS will increase modestly in 2021 as compared to 2020, we have experienced and expect continued impacts associated with the COVID-19 pandemic, which impacts appear to have led to a reduction in the rate of Hodgkin lymphoma diagnoses and may further adversely affect the rate of Hodgkin lymphoma diagnoses in the future. We have also experienced an increase in gross-to-net deductions that we believe is due to a shift in the locations where ADCETRIS is administered, which has increased the proportion of ADCETRIS sales through the federal 340B drug discount program. We may also experience additional shifts from commercial payor coverage to government payor coverage in the U.S., which would further increase gross-to-net deductions. We also expect that our ability to maintain or continue to grow our ADCETRIS sales, if at all, will depend on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in its approved indications, including in the frontline Hodgkin lymphoma indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS. Other important factors affecting our ADCETRIS sales include the incidence flow of patients eligible for treatment in ADCETRIS’ approved indications, the extent to which coverage and adequate levels of reimbursement for ADCETRIS are available from governments and other third-party payors, the impact of any healthcare reform measures that may be upheld, or adopted in the future, including measures that could result in more rigorous coverage criteria or reduce the price that we receive for ADCETRIS, increasing competition from competing therapies including pembrolizumab in multiple indications, including in the relapsed or refractory classical Hodgkin lymphoma indication, continuing impacts resulting from the evolving effects of the COVID-19 pandemic including potential further impacts from lower diagnosis rates, and the potential future approval of ADCETRIS in any additional indications. For these reasons, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. In addition, as a result of these and other factors, our future ADCETRIS product sales can be difficult to accurately predict from period to period.
Our ability to realize the anticipated benefits from our investment in PADCEV is subject to a number of risks and uncertainties, including our and Astellas’ ability to successfully jointly market and commercialize PADCEV in the U.S. in its approved indications, the extent to which we and Astellas are able to obtain regulatory approvals of PADCEV in additional indications in the U.S., including in the frontline metastatic urothelial cancer setting, and in territories outside the U.S., the acceptance of PADCEV by the medical community and patients, the extent to which physicians make prescribing decisions with respect to PADCEV, the incidence flow of patients eligible for treatment in PADCEV’s approved indications, the duration of therapy for patients receiving PADCEV, the extent to which coverage and adequate levels of reimbursement for PADCEV are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for PADCEV, potential competition from competing therapies, the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, as a result of these and other factors, including the lack of significant historical sales data, PADCEV sales are currently difficult to predict from period to period.
Our ability to realize the anticipated benefits of our investment in TUKYSA is subject to a number of risks and uncertainties, including our and Merck’s ability to successfully launch, market and commercialize TUKYSA in our respective territories in its approved indication, the extent to which we and Merck are able to obtain regulatory and other required governmental and pricing and reimbursement approvals of TUKYSA in additional territories, the extent to which we and Merck are able to obtain regulatory approvals of TUKYSA in additional indications, including earlier lines of breast cancer and other HER2-positive cancers, the acceptance of TUKYSA by the medical community and patients, competition from other therapies, our and Merck’s ability to accurately predict and supply product demand, the extent to which coverage and adequate levels of reimbursement will be available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for TUKYSA, our ability to effectively commercialize a product outside of the U.S., the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, as a result of these and other factors, including the lack of significant historical sales data, TUKYSA sales are currently difficult to predict from period to period.
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
We have made and are continuing to make significant investments in a number of product candidates, including tisotumab vedotin and ladiratuzumab vedotin, and in seeking additional regulatory approvals for ADCETRIS, PADCEV and TUKYSA. However, obtaining marketing approval is a lengthy, expensive and uncertain process, approval is never assured, and we have limited experience in preparing and submitting the applications necessary to gain regulatory approvals. As an organization, we have limited experience applying for regulatory approvals in jurisdictions outside the U.S. and Canada. Further, the FDA and other regulatory agencies have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for our products and product candidates, including any regulatory approvals for ADCETRIS, PADCEV or TUKYSA in additional indications or in additional territories. In this regard, even if we believe the data collected from preclinical studies or clinical trials of our products and product candidates are promising, the FDA or any other regulatory authority or their respective advisors may disagree with our interpretations of this data. For example, although applications for approval of PADCEV were submitted in Australia and Canada under the FDA's Project Orbis program, as well as in Japan, Singapore, Brazil and Switzerland, based on results from the EV-201 and EV-301 trials, regulatory authorities or their advisors may disagree with our interpretation of the data from these trials and/or may otherwise determine not to approve these applications in a timely manner or at all. In addition, although the FDA granted Breakthrough Therapy designation to PADCEV in combination with pembrolizumab, for treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting, this Breakthrough Therapy designation does not increase the likelihood that PADCEV will receive marketing approval in this indication or will otherwise receive any additional marketing approvals. Likewise, although we and Genmab A/S, or Genmab, submitted a Biologics License Application, or BLA, to the FDA seeking accelerated approval for tisotumab vedotin based on the results of the innovaTV 204 trial, we cannot be certain that the data from the innovaTV 204 trial will be sufficient to support accelerated approval. We cannot predict whether the BLA that we and Genmab submitted for tisotumab vedotin will be approved in a timely manner or at all. Although the FDA accepted the BLA we and Genmab submitted for tisotumab vedotin for Priority Review, the Priority Review designation does not increase the likelihood that it will be approved. We also cannot assure you that any of our product candidates will receive any marketing approvals. In fact, it is possible that none of our product candidates will ever become commercial products. As a result, we may not realize the anticipated benefits of our investments in our product candidates.

Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our products in any additional indications or territories, or of any future approved product. Regulatory agencies also may approve a product for fewer or narrower indications than requested, or with a label that includes only subtypes of a particular indication rather than a more general disease classification. In addition, our products and product candidates could take a significantly longer time to gain new or initial regulatory approvals than we expect or may never gain new or initial regulatory approvals, which could delay or eliminate any potential product revenue from sales of our product candidates or of our products in any additional indications or territories and significantly delay or prevent us from achieving profitability. In this regard, part of our growth strategy is to continue to explore the use of ADCETRIS in different CD30-expressing lymphomas, to seek approval for PADCEV in our territories outside the U.S., and to continue to explore the use of PADCEV and TUKYSA in additional indications. However, we and/or our collaborators may be unable to obtain any regulatory approvals for the commercial sale of any of our products in any additional indications or territories in a timely manner or at all. For example, as part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. However, the FDA does not always meet its PDUFA target action dates, and if the FDA were to fail to meet its PDUFA target action date in the future for any of our current or future regulatory applications, including the BLA that we and Genmab submitted for tisotumab vedotin, the commercialization of the affected product candidate, or of the affected product in any additional indications, could be delayed or impaired. In addition, while regulatory authorities have not to date notified us of any delays in their review of our regulatory applications and we have not yet experienced any obvious delays as a result of the effects of the COVID-19 pandemic, it is possible that we could experience delays in the timing of regulatory review and/or our interactions with regulatory authorities due to reduced working hours of governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay any approval decisions with respect to our or Merck’s regulatory applications for TUKYSA outside of the U.S., or our progress in advancing our development efforts with respect to other products and product candidates. Our interactions with regulatory authorities in other jurisdictions and across multiple products and product candidates continue but we cannot rule out the possibility of negative impacts on such interactions in the future as the effects of the pandemic continue to evolve.
Even if approved for commercial sale, our ability to realize the anticipated benefits from our investments in our product candidates and our efforts to expand the labeled indications of use and territories for our current products is subject to a number of risks and uncertainties, including our and our collaborators’ ability to successfully launch, market and commercialize our products, our reliance, in the case of PADCEV and tisotumab vedotin, on Astellas and Genmab, respectively, to effectively jointly launch and commercialize PADCEV and any potential future approved tisotumab vedotin product with us, our and our collaborators’ ability to successfully comply with rigorous post-marketing requirements, the acceptance of our approved products by the medical community and patients, and the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. For example, the commercialization of PADCEV and TUKYSA are at an early stage and may not be successful. In addition, the impacts of the evolving effects of the COVID-19 pandemic, including potential negative impacts of reduced cancer diagnosis rates, could limit our and our collaborators' abilities to effectively commercialize PADCEV and TUKYSA. Restrictions on in-person interactions with healthcare providers will likely negatively impact our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. If we and our collaborators are unable to successfully commercialize our products, our growth prospects and our prospects for profitability would be adversely affected. Likewise, prior to TUKYSA, we had no prior experience as an organization launching or commercializing a product outside the U.S. and Canada, which could adversely affect our ability to maximize the commercial potential of TUKYSA. Further, while our TUKYSA collaboration with Merck is intended to accelerate global availability of TUKYSA, we are wholly reliant on Merck’s ability to effectively launch and commercialize TUKYSA in territories outside of the U.S., Canada and Europe, and we have limited control of Merck’s actions. In addition, in many countries, including many countries in Europe, the proposed pricing for a drug must be approved before it may be lawfully marketed, and in some cases there are additional individual country requirements, which will delay entry of a product into a market or, if pricing is not approved, will prevent us from selling a product in a country where we have received regulatory approval. The launch of a newly approved product or of an existing product in a new market, including the launch of TUKYSA in countries in Europe where TUKYSA has not yet launched, could be delayed due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure, delays in obtaining pricing and reimbursement approvals or other factors, any of which risks could be heightened by the risks and the evolving effects of the COVID-19 pandemic. If we or Merck experience delays or unforeseen difficulties due to any of these factors, planned launches in the countries in question would be delayed, which could negatively impact anticipated revenue from TUKYSA. In addition, if we or Merck are unable to obtain favorable pricing and reimbursement approvals in territories that represent significant potential markets, our anticipated revenue from and growth prospects for TUKYSA in Europe and other regions could be negatively affected.

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
The prescribing information for ADCETRIS, PADCEV and TUKYSA includes warnings and precautions for various toxicities and reactions, including certain fatal reactions. The prescribing information for ADCETRIS also includes a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy and death can occur in patients receiving ADCETRIS. The prescribing information for PADCEV also includes a boxed warning related to the risk that severe and fatal cutaneous adverse reactions, including Stevens-Johnson syndrome and toxic epidermal necrolysis, may occur in patients receiving PADCEV. We may be required to update the prescribing information for our products, including boxed warnings, limitations of use, contraindications, warnings and precautions, and adverse reactions, based on reports of adverse events or safety concerns, or implement a Risk Evaluation and Mitigation Strategy, or REMS. Side effects and toxicities associated with our products could affect the willingness of physicians to prescribe, and patients to utilize, our products and thus harm commercial sales of our products. Implementation of a REMS could advantage products that compete with ours or make it more difficult or expensive for us to distribute our products.
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
We and our collaborators are currently conducting multiple clinical trials for our products and product candidates and plan to commence additional trials of our products and product candidates in the future. Many of these trials, including pivotal trials, were initiated based on only limited clinical data and we cannot be certain that the design or conduct of, or data collected from, these trials will be sufficient to support FDA or any regulatory approvals outside the U.S.
Each of our clinical trials requires the investment of substantial expense and time and the outcome of these trials is uncertain. Later-stage clinical trials may differ in significant ways from earlier stage clinical trials and may have different outcomes. Differences in earlier- and later-stage clinical trials may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. In this regard, despite the positive initial results we and Astellas reported from the EV-103 trial, we cannot be certain that PADCEV will demonstrate sufficient efficacy in other trials, including in the EV-302 trial, other cohorts of the EV-103 trial or any future trials or cohorts. Moreover, despite the positive initial data from the EV-103 trial, PADCEV may not demonstrate sufficient efficacy in any other clinical trials in a frontline setting and may never be approved for use in any frontline setting, which would significantly delay or prevent us from achieving profitability. Likewise, despite the positive results we reported from the HER2CLIMB trial, we cannot be certain that TUKYSA will demonstrate sufficient efficacy in other trials, including the HER2CLIMB-02 trial, and, despite the positive results we reported from the innovaTV 204 trial, we cannot be certain that tisotumab vedotin will demonstrate sufficient efficacy in other trials or will ever be approved for commercial sale. In addition, there may still be important facts about the safety, efficacy, and risk versus benefit of PADCEV, TUKYSA and tisotumab vedotin that are not known to us at this time which may negatively impact our ability to develop and commercialize PADCEV, TUKYSA or tisotumab vedotin as single agents or in combination with other agents. In this regard, there have been serious side effects and, in some cases, deaths in clinical trials for our products and product candidates that were deemed to be treatment-related by the investigators in those trials. In addition, in response to prior safety events observed in our clinical trials of PADCEV and tisotumab vedotin, including serious side effects and patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events or our failure to generate additional efficacy data in our clinical trials that support registration could significantly impact the value of PADCEV, TUKYSA and tisotumab vedotin to our business. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing or planned clinical trials, including in the ongoing pivotal trials for PADCEV and TUKYSA. If we or our collaborators fail to produce positive results in our ongoing or planned clinical trials of PADCEV, TUKYSA, tisotumab vedotin or any of our other product candidates, the development timeline and regulatory approval and commercialization prospects for PADCEV, TUKYSA, tisotumab vedotin and our other product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected.

The timing of the commencement, continuation and completion of each of our clinical trials may continue to be subject to delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, failure of patients to complete the clinical trial, delays in accumulating the required number of clinical events for data analyses, delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site, and shortages of available drug supply. Some of the sites participating in our clinical trials are affected by site closings, reduced capacity or other effects of the COVID-19 pandemic. We are actively monitoring all clinical activities and currently are experiencing impacts to our ability to monitor patients, activate sites, screen and enroll patients, complete site monitoring and manage samples. The extent of the impact of these factors on a particular clinical trial depends on the current stage of activities at a given site, for example, study start up versus post-enrollment, and the impact on a clinical trial depends on the number of impacted sites participating in that clinical trial. In addition, impacts associated with the COVID-19 pandemic appear to have led to a reduction in the rate of Hodgkin lymphoma diagnoses and may continue to affect the rate of Hodgkin lymphoma diagnoses in the future, and rates of other cancer diagnoses may also be lower than they would otherwise be as a result of the impacts of the COVID-19 pandemic, all of which may also negatively impact enrollment. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, there may be some impacts to our clinical study timelines, which, depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, could ultimately delay data availability. In addition, our ability to recruit and retain principal investigators and site staff could be adversely impacted by the risks of exposure to COVID-19 and by the conversion of medical conferences to virtual formats. Further, due to the suspension of data monitoring activities at sites that do not currently allow remote monitoring, as well as impacts on the ability to monitor patients, maintain patient treatment according to the trial protocols and to manage samples, there is also the potential of negative impacts on data quality. While we are actively utilizing digital monitoring measures and other mitigations designed to prevent negative data quality impacts, if there were in fact a negative impact on data quality, we or our collaborators could be required to repeat, extend the duration of, or increase the size of clinical trials, which could significantly delay potential commercialization and require greater expenditures. We expect that similar factors will impact clinical studies operationalized by our collaborators. We cannot at this time fully forecast the scope of impacts that the evolving effects of the COVID-19 pandemic may have on our ability to initiate trial sites, enroll and assess patients, handle the operational aspects of trials such as drug and sample management, run studies in accordance with the protocol and best practices and report trial results.
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

Negative or inconclusive clinical trial results could adversely affect our ability and the ability of our collaborators to obtain regulatory approvals of our product candidates, including tisotumab vedotin, or to market ADCETRIS, PADCEV or TUKYSA and/or expand ADCETRIS, PADCEV or TUKYSA into additional indications and territories. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, although applications for approval of PADCEV were submitted in Australia and Canada under the FDA's Project Orbis program, as well as in Japan, Singapore, Brazil and Switzerland, based on results from the EV-201 and EV-301 trials, regulatory authorities or their advisors may disagree with our interpretation of the data from these trials and/or may otherwise determine not to approve these applications in a timely manner or at all. Further, although we announced positive results from the innovaTV 204 trial, the FDA, or its advisors, may disagree with our interpretation of the data from the innovaTV 204 trial and/or may otherwise determine not to approve the BLA that we and Genmab submitted for tisotumab vedotin in a timely manner or at all. Moreover, adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, require us to cease development of a product candidate or the further development or commercialization of ADCETRIS, PADCEV or TUKYSA, result in our failure to expand ADCETRIS, PADCEV or TUKYSA into additional indications and territories, adversely affect our ability to market ADCETRIS, PADCEV or TUKYSA, and may result in other negative consequences to us, including the inclusion of unfavorable information in our product labeling. Further, some of our clinical trials are overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur.
The successful commercialization of our products will depend on a variety of factors, including the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies, and the acceptance of our products by the medical community and patients.
Successful sales of our current and any future approved products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require increasing levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of this pricing scrutiny, we cannot be sure that we and our collaborators will achieve and maintain coverage for our products and any product candidates that we or our collaborators commercialize and, if available, that the reimbursement rates will be adequate and grant access to all eligible patients. If we or our collaborators are unable to obtain and maintain coverage and adequate levels of reimbursement for our current and any future approved products that we or our collaborators commercialize, their marketability will be negatively and materially impacted. For example, we cannot be certain that third-party payors will continue to provide coverage and adequate reimbursement for ADCETRIS in the frontline Hodgkin lymphoma indication based on the relative price and perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales. Similarly, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for PADCEV or TUKYSA based on their relative price and perceived benefits as compared to alternative treatment options or otherwise, which may materially harm our and our collaborators’ ability to successfully commercialize PADCEV and TUKYSA in our respective designated territories. In addition, we have experienced an increase in gross-to-net deductions that we believe is due to a shift in the locations where ADCETRIS is administered, which has increased the proportion of ADCETRIS sales through the federal 340B drug discount program. We may also experience additional shifts from commercial payor coverage to government payor coverage in the U.S., which would further increase gross-to-net deductions.

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
The unavailability or inadequacy of third-party coverage and reimbursement could have a material adverse effect on the market acceptance of our current and any future approved products and the future revenues we may expect to receive from those products. In addition, we are unable to predict what additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be upheld or enacted in the future, or what effect such legislation or regulation would have on our business. Continuing negative publicity regarding pharmaceutical pricing practices and ongoing governmental and societal scrutiny create significant uncertainty regarding regulation of the healthcare industry and third-party coverage and reimbursement in the U.S. and other jurisdictions. If additional healthcare policies or reforms intended to curb healthcare costs are implemented or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical products generally, the prices that we charge for our current and any future approved products may be limited, and our revenues from sales of our current and any future approved products may be negatively impacted. In addition, in the current climate, price increases on our products and negative publicity regarding drug pricing and price increases generally, whether on our products or those of other pharmaceutical companies, could negatively affect market acceptance of, and sales of, our products.
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
With respect to ADCETRIS, there are several other FDA approved drugs for its approved indications. BMS’s nivolumab and Merck’s pembrolizumab are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Celgene’s romidepsin and Acrotech Biopharma’s pralatrexate and belinostat are approved for relapsed or refractory systemic anaplastic large cell lymphoma, or sALCL, among other T-cell lymphomas. Kyowa Kirin’s mogamulizumab is approved for adult patients with relapsed or refractory mycosis fungoides or Sézary syndrome. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck is conducting a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab to ADCETRIS. An interim analysis of this clinical trial demonstrated a statistically significant improvement in progression-free survival for pembrolizumab compared with ADCETRIS, resulting in a label expansion to an earlier line of therapy, and we expect increased competition from pembrolizumab in this indication. We are also aware of multiple investigational agents currently being studied that, if successful, may compete with ADCETRIS in the future. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including autologous hematopoietic stem cell transplant, allogeneic hematopoietic stem cell transplant and chemotherapy, in addition to clinical trials with experimental agents.
With respect to PADCEV, other treatments in pretreated metastatic urothelial cancer include sacituzumab govitecan (a Trop-2-directed antibody and topoisomerase inhibitor conjugate), checkpoint inhibitor monotherapy, generic chemotherapy and, for patients with select FGFR genetic alterations, Janssen’s erdafitinib. Front line metastatic urothelial cancer has traditionally been treated with chemotherapy alone but is evolving to include checkpoint inhibitors for cisplatin-ineligible patients with high PD-L1 expression in addition to patients who are ineligible for platinum therapy. Several trials of investigational agents in combination with chemotherapy or other novel agents are ongoing. Continued development of PD-(L)1 targeted therapies across early stage bladder cancer and in metastatic bladder cancer in frontline combinations with chemotherapy, in frontline maintenance with the recent approval of avelumab, and in pretreated disease, could potentially impact PADCEV usage and enrollment to PADCEV clinical trials.
With respect to TUKYSA, there are multiple marketed products which target HER2, including the antibodies trastuzumab and pertuzumab and the antibody drug conjugate T-DM1. In addition, lapatinib is an EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer, and neratinib is an irreversible pan-HER kinase inhibitor indicated for extended adjuvant treatment and has been recently approved for patients who have received two or more prior anti-HER2-based regimens in the metastatic setting. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki which was recently approved by the FDA for patients who have received two or more prior anti-HER2-based regimens in the metastatic breast cancer setting and in HER2 positive gastric cancer. The agent was also granted conditional marketing authorization by the EMA for the treatment of adult patients with unresectable or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regiments. MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, which was recently approved by the FDA in patients who have received at least two previous anti-HER1 regimens. Additionally, Byondis has an antibody drug conjugate, SYD985, in a pivotal study in this patient population.

With respect to tisotumab vedotin, in June 2018, Merck’s pembrolizumab was approved for the treatment of recurrent or metastatic cervical cancer with disease progression on or after chemotherapy in patients whose tumors express PD-L1. We are also aware of other companies that currently have products in development for the treatment of late-stage cervical cancer which could be competitive with tisotumab vedotin, including Agenus, BMS, Iovance Biotherapeutics, Merck, Regeneron Pharmaceuticals, Sanofi-Aventis and Roche. In March 2021, Sanofi-Aventis and Regeneron Pharmaceuticals announced positive overall survival data from the phase 3 EMPOWER Cervical-01 trial evaluating cemiplimab monotherapy in previously chemotherapy-treated recurrent or metastatic cervical cancer patients. In June 2021, Merck announced that the phase 3 KEYNOTE-826 trial evaluating first-line treatment with pembrolizumab plus chemotherapy with or without bevacizumab met both of its primary endpoints regardless of PD-L1 status. In addition, Agenus announced FDA acceptance and priority review of a balstilimab BLA for the treatment of patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy.
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
We are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product for which we have obtained regulatory approval, including ADCETRIS, PADCEV and TUKYSA in each of their approved indications, such as continued adverse event reporting requirements and the requirement to have some of our promotional materials pre-cleared by the FDA. These post-marketing obligations may result in significant expense and limit our and our collaborators’ ability to commercialize our current and any future approved products. In addition, the use of any of our products may uncover additional adverse events that require us to update the product’s prescribing information, limit or prevent that product’s widespread use or that result in the withdrawal of that product from the market. Any problems with a product or any violation of ongoing regulatory obligations could result in restrictions on the applicable product, including the withdrawal of the applicable product from the market.
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
In recent years, there have been a number of legislative and regulatory actions and executive orders that have made reforms to the U.S. healthcare system. The implementation of certain of these policy changes has decreased our revenues and increased our costs, and federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of health care. Further legislative and regulatory changes, and increasing pressure from social sources, are likely to further influence the manner in which our products are priced, reimbursed, prescribed and purchased. Such additional reforms could result in further reductions in coverage and levels of reimbursement for our products, expansion of U.S. government rebate and discount programs, increases in the rebates and discounts payable under these programs, requests for additional or supplemental rebates, and additional downward pressure on the prices that we and our collaborators receive for our products.
The federal government has implemented reforms to government healthcare programs in the U.S., including changes to the methods for, and amounts of, Medicare reimbursement and changes to the Medicaid Drug Rebate Program. For example, in November 2020, the Centers for Medicare & Medicaid Services issued an interim final rule that would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. While the implementation of the interim final rule is currently enjoined, the Biden administration will continue to pursue and implement measures similarly aimed at reducing pharmaceutical drug pricing. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The Biden administration recently announced an Executive Order that includes initiatives to support the implementation of Canadian drug importation and reduce drug prices.
Some states are also considering legislation, or have passed laws, that would control the prices and coverage and reimbursement levels of drugs, including laws to allow importation of pharmaceutical products from lower cost jurisdictions outside the U.S. and laws intended to impose price controls on state drug purchases.
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
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration not intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, a criminal conviction for violation of the federal Anti-Kickback Statute requires mandatory exclusion from participation in federal healthcare programs.
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

Moreover, one of the primary safeguards enabling U.S. companies to import personal information from Europe had been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the EU, or the CJEU, invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the EC’s Standard Contractual Clauses, provide sufficient protection for personal data transferred from Europe to the U.S. or most other countries without analyzing each transfer and implementing supplementary measures to protect the data. Following recommendations from the European Data Protection Board, we are undertaking a review of personal data transfers from the EU and will assess the impact of the CJEU decision on our operations. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses. Where appropriate, we rely on individuals’ explicit consent to transfer their personal information from Europe to the U.S. and other countries. In addition, we rely on inter-company Standard Contractual Clauses to provide appropriate safeguards for such transfers. The EC published new Standard Contractual Clauses in June 2021. Companies relying on Standard Contractual Clauses for transfers have until December 2022 to implement the new clauses. Authorities in Switzerland, whose data protection laws are similar to those of the EU, also invalidated use of the Swiss-U.S. Privacy Shield. Authorities in the United Kingdom, or U.K., may similarly invalidate use of the EU-U.S. Privacy Shield. The U.K.'s departure from the EU, known as Brexit, has created additional uncertainty with regard to data protection regulation in the U.K., as it is unclear whether the U.K. and EU will be able to negotiate a mutually agreeable data protection agreement that regulates data transfers between the U.K. and EU and what impact this will have on our business. If we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or if, upon review by authorities, our existing compliance solutions are found to be insufficient, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from persons resident in Europe. The inability to import personal information from the European Economic Area, U.K. or Switzerland could restrict our clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws, interfere with our ability to hire employees in Europe and require us to increase our data processing capabilities in Europe at significant expense.
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
In any event, our failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data protection, marketing or communications) to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data protection, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding privacy and data protection, together with applicable industry standards, may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations and industry standards relating to privacy and data protection in the U.S., the EU and other jurisdictions, and we cannot determine the impact such new laws, regulations and standards may have on our business. Recently enacted laws include the California Privacy Rights Act of 2020 and the Colorado Privacy Act, which have been characterized as “GDPR-like” privacy laws.

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
Enhanced governmental and private scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer patient assistance programs may require us to modify our patient assistance program and could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
We have a patient assistance program that provides reimbursement support offerings and free products to financially needy patients. These types of programs, designed to assist patients in affording pharmaceuticals, continue to be the subject of scrutiny by the U.S. government. In recent years, some pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their patient assistance programs and support of independent charitable patient support foundations under a variety of federal and state laws. Our patient assistance program could become the target of similar litigation. At least one insurer also has directed its network pharmacies to no longer accept manufacturer co-payment coupons for certain specialty drugs the insurer identified. In addition, certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs. Some state legislatures have also been considering proposals that would restrict or ban co-pay coupons.
If we or our vendors are deemed to fail to comply with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have received subpoenas from the U.S. Department of Justice and other enforcement authorities seeking information related to their patient assistance programs and support, and certain of these organizations have entered into significant civil settlements with applicable enforcement authorities. In connection with these civil settlements, the U.S. government has and may in the future require the affected companies to enter into complex corporate integrity agreements that impose significant reporting and other requirements on those companies. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, the U.S. Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely is inherently fluid and unpredictable. With respect to the COVID-19 pandemic, it is possible that we could experience delays in the timing of regulatory review and/or our interactions with regulatory authorities due to reduced working hours or absenteeism of governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay any approval decision with respect to the regulatory applications we and our collaborators submitted for PADCEV and tisotumab vedotin, or our progress in advancing our development efforts with respect to other products and product candidates. Our interactions with regulatory authorities in other jurisdictions and across multiple products and product candidates continue but we cannot rule out the possibility of negative impacts on such interactions in the future as the pandemic continues to evolve.

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
We own a biologics manufacturing facility located in Bothell, Washington, which we use to support our clinical supply needs, and we are investing in the facility infrastructure to enable it to support some of our commercial supply needs. However, we rely and expect to continue to rely on corporate collaborators and contract manufacturing organizations to supply drug product for both clinical and commercial programs.
For the monoclonal antibody used in ADCETRIS, we have contracted with AbbVie for clinical and commercial supplies. For the drug linker used in ADCETRIS, we have contracted with Millipore Sigma, an affiliate of Merck KGaA, for clinical and commercial supplies. We have multiple contract manufacturers for conjugating the drug linker to the antibody and producing the ADCETRIS product. We rely on Astellas to supply PADCEV for our clinical trials and for commercial sale, and Astellas oversees the manufacturing supply chain for PADCEV. With respect to TUKYSA, we rely on multiple contract manufacturers and other third parties to perform manufacturing services for us including Sterling Pharma Solutions Limited for production of the starting materials for TUKYSA, Esteve Quimica to produce the active pharmaceutical ingredient, Hovione to complete spray drying and Corden Plankstadt to produce the tablets for TUKYSA. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce and store sufficient quantities of ADCETRIS and TUKYSA, and on Astellas and other third parties to produce and store sufficient quantities of PADCEV, for use in our clinical trials and for commercial sale. If our contract manufacturers, collaborators or other third parties fail to deliver our products for clinical use or sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may bear costly losses or be required to delay or suspend clinical trials or otherwise delay or discontinue development, production and sale of our products. With respect to TUKYSA specifically, we have limited prior experience as an organization manufacturing TUKYSA and small molecule drug products generally, and have relatively new working relationships with many of the third-party manufacturers involved in TUKYSA manufacture. These factors increase the chance that we could encounter manufacturing challenges that could increase our costs, cause delays or otherwise negatively impact our business. Moreover, there are a limited number of facilities in which each of our products can be produced, and any interruption of the operation of those facilities due to the risks and evolving effects of the COVID-19 pandemic or other events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions or contractual disputes could result in the cancellation of shipments, loss of product in the manufacturing process, a shortfall in product supply, or limit our or our collaborators’ ability to sell our products. Further, we and our collaborators depend on outside vendors for the supply of raw materials used to produce our products. If the third-party suppliers were to cease production or otherwise fail to supply us or our collaborators with quality raw materials and we or our collaborators were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our products manufactured to meet clinical and commercial requirements would be adversely affected. While we believe that the existing supplies of PADCEV and Astellas’ contract manufacturing relationships will be sufficient to accommodate current clinical and commercial needs, we or Astellas may need to obtain additional manufacturing arrangements or increase manufacturing capability to meet potential future commercial needs with respect to PADCEV, which could require additional capital investment by us or cause us potential delays if Astellas encounters challenges in negotiating commercially reasonable arrangements with these manufacturers. While we believe that the existing supplies of TUKYSA will be sufficient to accommodate current clinical and forecasted commercial needs at this time, we may need to put in place additional manufacturing arrangements or expand our current manufacturing arrangements with third-party manufacturers to meet potential future commercial needs and we cannot assure you that we can enter into such arrangements on commercially reasonable terms or at all. Forecasting demand for a new product can be challenging and in the event demand for TUKYSA exceeds our estimates or in the event that our commercial manufacturers of TUKYSA encounter unexpected failures or setbacks in completing manufacturing services in accordance with applicable quality standards, our commercialization of TUKYSA could be negatively impacted by short-term product supply challenges, which would adversely impact our TUKYSA revenues and could negatively affect our relationships with patients and healthcare professionals. In addition, any failures or delays in manufacturing adequate product supplies and in putting in place or expanding our manufacturing and supply infrastructure could delay or impede our and Merck’s ability to launch and commercialize TUKYSA in additional markets where TUKYSA has obtained regulatory approval and any other markets where it may obtain regulatory approval, if any. While we do not currently anticipate disruptions to the supply of our products due to the evolving effects of the COVID-19 pandemic, if the COVID-19 pandemic continues for an extended period of time or the effects of the COVID-19 pandemic become more severe, or any of the parties in our supply chain are adversely impacted by the evolving effects of the COVID-19 pandemic, such as staffing shortages, productions slowdowns and/or disruptions in delivery systems, then there could be disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products. Any supply disruptions would adversely impact our ability to generate sales of and revenues from our products, and our business, financial condition, results of operations and growth prospects could be materially adversely affected. Further, in connection with the COVID-19 pandemic and in an effort to increase the wider availability of needed medical and other supplies and products, we and our third-party suppliers may elect to or governments may require us or our third-party suppliers to allocate raw materials used in manufacturing or manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our ability to have our products manufactured to meet clinical and commercial requirements.
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
We are engaged in multiple legal disputes with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo. We are in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug ENHERTU and certain product candidates. An arbitration hearing relating to the dispute was conducted in June 2021, and a decision is expected later this year. In addition, we filed a complaint in the U.S. District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the ‘039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the U.S. of ENHERTU. Daiichi Sankyo (as well as Daiichi Sankyo, Inc. and AstraZeneca Pharmaceuticals, LP, or AstraZeneca) subsequently filed an action in the U.S. District Court for the District of Delaware seeking a declaratory judgment that ENHERTU does not infringe the ‘039 Patent. The Delaware action has been stayed by court order. Daiichi Sankyo, Inc. and AstraZeneca also filed two Petitions for Post-Grant Review with the U.S. Patent Office seeking to have claims of the ‘039 Patent cancelled as unpatentable. On June 24, 2021, the U.S. Patent Office issued a decision denying both Petitions for Post-Grant Review. The trial in the patent infringement case in Texas is scheduled to begin on April 4, 2022. As a result of these disputes, we have incurred and will continue to incur litigation expenses. In addition, from time to time, we may become involved in other lawsuits, claims and proceedings relating to the conduct of our business, including but not limited to those pertaining to the defense and enforcement of our patent or other intellectual property rights and our contractual rights.
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
Our business is currently being adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic. In accordance with guidance issued by the Centers for Disease Control and Prevention, the World Health Organization and local authorities, beginning in March 2020, we implemented a mandatory work-from-home policy for employees who can perform their jobs offsite. We continued our essential research, manufacturing and laboratory activities onsite, and we recently began to allow additional U.S. office-based employees who have been fully vaccinated to return to the office on a voluntary and limited basis. We maintain a number of precautionary measures designed to protect our on-site employees, such as enhanced facilities cleaning, lower concentrations of staff, contact tracing and making testing available. In addition, in accordance with guidelines from government authorities, we have additional precautionary measures for facilities with essential research, manufacturing and laboratory staff, who may not all be fully vaccinated, including temperature checks, screening protocols, masks and social distancing. However, if we are unable to obtain adequate supplies of personal protective equipment due to shortages or encounter other challenges related to the evolving COVID-19 pandemic, we may have to place or may experience additional limitations on our in person activities. In addition, our ongoing increased reliance on personnel working from home may present operational and workplace culture challenges, negatively impact productivity or disrupt, delay or otherwise adversely impact our business. This could also increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. In addition, our oversight of third-party manufacturers is currently being conducted by virtual means, which may increase the chance of a manufacturing quality issue. Impacts related to the COVID-19 pandemic could materially and adversely affect our business, our ability to generate sales of and revenues from our approved products, and our ability to advance the development of our products and product candidates, as described elsewhere in this “Risk Factors” section. The magnitude of such impacts will depend, in large part, on the ultimate duration and severity of the evolving effects of the COVID-19 pandemic.
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
In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. In order to continue to commercialize our products, and advance the development and commercialization of our additional product candidates, we will be required to expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development, sales and marketing, both in the U.S. and in Europe. We continue to face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions, and with increasing reliance on remote work arrangements, the geographic market in which we compete for talent is expanding. Our ability to attract and retain talent in this competitive environment may be further complicated by evolving employment trends arising from the COVID-19 pandemic, including an increased preference for remote, alternative or flexible work arrangements. Our failure to compete effectively in this area could negatively affect our sales of our current and any future approved products. To the extent we are not able to retain these individuals on favorable terms or attract any additional personnel that may be required, our business may be harmed. For example, we may not be successful in attracting or retaining key personnel necessary to effectively commercialize PADCEV and TUKYSA, to continue to build and operate our commercial infrastructure in Europe or to support the potential launch and commercialization of our product candidates, alone or jointly with our collaborators, if we receive regulatory approval. If our commercial organization is not appropriately sized or equipped to adequately market our current and any future approved products, the commercial potential of our current and any future approved products may be diminished, and our business and prospects for profitability may be adversely affected.

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
As of June 30, 2021, we recorded $546.9 million of intangible assets, net and goodwill on our condensed consolidated balance sheet. Our intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
Risks Related to Our Common Stock
Our stock price is volatile and our shares may suffer a decline in value.
The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the six months ended June 30, 2021, our closing stock price fluctuated between $135.08 and $190.80 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:
•the levels of ADCETRIS, PADCEV and TUKYSA product sales;
•announcements of FDA or other regulatory approval or non-approval of our products or any of our product candidates or specific label indications for or restrictions, warnings or limitations in its use, or delays in the regulatory review or approval process;
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
Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2021, we had 181,866,079 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us as of June 30, 2021, collectively beneficially owned approximately 26% of our common stock. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended, or the Securities Act, we would be obligated to effect such registration. In December 2020, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 47,366,602 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. Accordingly, we expect to register additional shares held by the Baker Entities for resale from time to time, including in certain cases, shares that we have previously registered for resale by the Baker Entities, whether in connection with the expiration of registration statements that we previously filed with the SEC or otherwise. If the Baker Entities, by exercise of these registration and/or underwriting rights and our registration of shares held by the Baker Entities for resale from time to time, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our registrations of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.
Our existing stockholders have significant control of our management and affairs.
Based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Exchange Act, and our outstanding shares of common stock as of June 30, 2021, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 52% of our voting power as of June 30, 2021. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
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

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.3	5/26/2011
3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.1	10/8/2020
3.4	Amended and Restated Bylaws of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.1	1/16/2020
4.1	Specimen Stock Certificate.	10-K	000-32405	4.2	2/12/2021
4.2	Investor Rights Agreement dated July 8, 2003 among Seagen Inc. (f/k/a Seattle Genetics, Inc.) and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement dated September 10, 2015 between Seagen Inc. (f/k/a Seattle Genetics, Inc.) and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+†	Amendment to Joint Commercialization Agreement between Seagen Inc. and Agensys, Inc. effective January 1, 2020.	—	—	—	—
10.2+†	Letter Agreement Regarding Royalty between the University of Miami and Seagen Inc. (f/k/a Seattle Genetics, Inc.) dated April 11, 2016.	—	—	—	—
10.3+†	Lease Agreement dated June 21, 2021 between Seagen Inc. and DPIF2 WA 7 Mountain View, LLC.	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	—	—	—	—

+	Filed herewith.
†	Certain confidential information contained in this Exhibit, marked by brackets in the Exhibit, has been omitted, because it is both not material and is the type that the registrant treats as private or confidential.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGEN INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	July 29, 2021