Form 10-Q
period 2021-09-30
Seagen Inc.
filed 2021-10-28
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of October 25, 2021, there were 182,855,795 shares of the registrant’s common stock outstanding.

Seagen Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
Seagen Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$685,173	$558,424
Short-term investments	1,751,201	2,000,996
Accounts receivable, net	387,169	324,988
Inventories	181,375	116,136
Prepaid expenses and other current assets	109,695	61,840
Total current assets	3,114,613	3,062,384
Property and equipment, net	209,469	196,700
Operating lease right-of-use assets	59,653	61,480
Long-term investments	—	100,830
Intangible assets, net	266,409	283,680
Goodwill	274,671	274,671
Other non-current assets	53,063	21,161
Total assets	$3,977,878	$4,000,906
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109,957	$78,067
Accrued liabilities and other	588,477	310,071
Total current liabilities	698,434	388,138
Long-term liabilities:
Operating lease liabilities, long-term	58,878	61,884
Other long-term liabilities	55,611	62,784
Total long-term liabilities	114,489	124,668
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 182,801 shares issued and outstanding at September 30, 2021 and 180,902 shares issued and outstanding at December 31, 2020	183	181
Additional paid-in capital	4,533,360	4,356,922
Accumulated other comprehensive income	823	565
Accumulated deficit	(1,369,411)	(869,568)
Total stockholders’ equity	3,164,955	3,488,100
Total liabilities and stockholders’ equity	$3,977,878	$4,000,906
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net product sales	$366,459	$267,494	$1,016,385	$706,473
Royalty revenues	41,028	35,924	104,542	87,520
Collaboration and license agreement revenues	16,573	758,313	23,593	780,250
Total revenues	424,060	1,061,731	1,144,520	1,574,243
Costs and expenses:
Cost of sales	82,650	78,296	224,875	155,962
Research and development	459,092	217,670	924,378	610,945
Selling, general and administrative	180,281	127,579	505,253	375,470
Total costs and expenses	722,023	423,545	1,654,506	1,142,377
(Loss) income from operations	(297,963)	638,186	(509,986)	431,866
Investment and other income, net	5,228	1,223	11,255	17,951
(Loss) income before income taxes	(292,735)	639,409	(498,731)	449,817
Provision for income taxes	1,112	3,242	1,112	3,242
Net (loss) income	$(293,847)	$636,167	$(499,843)	$446,575
Net (loss) income per share - basic	$(1.61)	$3.65	$(2.75)	$2.58
Net (loss) income per share - diluted	$(1.61)	$3.50	$(2.75)	$2.47
Shares used in computation of per share amounts - basic	182,303	174,460	181,696	173,409
Shares used in computation of per share amounts - diluted	182,303	181,877	181,696	180,939

Comprehensive (loss) income:
Net (loss) income	$(293,847)	$636,167	$(499,843)	$446,575
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	37	(790)	(10)	441
Foreign currency translation (loss) gain	(6)	172	268	180
Total other comprehensive income (loss)	31	(618)	258	621
Comprehensive (loss) income	$(293,816)	$635,549	$(499,585)	$447,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
Balances as of December 31, 2019	171,994	$172	$3,359,124	$229	$(1,483,238)	$1,876,287
Net loss	—	—	—	—	(168,402)	(168,402)
Other comprehensive income	—	—	—	3,249	—	3,249
Issuance of common stock for stock option exercises and employee stock purchase plan	575	1	21,785	—	—	21,786
Restricted stock vested during the period, net	67	—	—	—	—	—
Share-based compensation	—	—	32,698	—	—	32,698
Balances as of March 31, 2020	172,636	173	3,413,607	3,478	(1,651,640)	1,765,618
Net loss	—	—	—	—	(21,190)	(21,190)
Other comprehensive loss	—	—	—	(2,010)	—	(2,010)
Issuance of common stock for stock option exercises and employee stock purchase plan	858	1	31,484	—	—	31,485
Restricted stock vested during the period, net	371	—	—	—	—	—
Share-based compensation	—	—	40,174	—	—	40,174
Balances as of June 30, 2020	173,865	$174	$3,485,265	$1,468	$(1,672,830)	$1,814,077
Net income	—	—	—	—	636,167	636,167
Other comprehensive loss	—	—	—	(618)	—	(618)
Premium for commitment to sell common stock	—	—	(250,150)	—	—	(250,150)
Issuance of common stock for stock option exercises and employee stock purchase plan	427	—	19,502	—	—	19,502
Restricted stock vested during the period, net	896	1	(1)	—	—	—
Share-based compensation	—	—	39,052	—	—	39,052
Balances as of September 30, 2020	175,188	$175	$3,293,668	$850	$(1,036,663)	$2,258,030

Balances as of December 31, 2020	180,902	$181	$4,356,922	$565	$(869,568)	$3,488,100
Net loss	—	—	—	—	(121,420)	(121,420)
Other comprehensive loss	—	—	—	(71)	—	(71)
Issuance of common stock for stock option exercises and employee stock purchase plan	341	—	19,791	—	—	19,791
Restricted stock vested during the period, net	80	—	—	—	—	—
Share-based compensation	—	—	38,224	—	—	38,224
Balances as of March 31, 2021	181,323	181	4,414,937	494	(990,988)	3,424,624
Net loss	—	—	—	—	(84,576)	(84,576)
Other comprehensive income	—	—	—	298	—	298
Issuance of common stock for stock option exercises and employee stock purchase plan	359	1	13,200	—	—	13,201
Restricted stock vested during the period, net	184	—	—	—	—	—
Share-based compensation	—	—	37,727	—	—	37,727
Balances as of June 30, 2021	181,866	182	4,465,864	792	(1,075,564)	3,391,274
Net loss	—	—	—	—	(293,847)	(293,847)
Other comprehensive income	—	—	—	31	—	31
Issuance of common stock for stock option exercises and employee stock purchase plan	384	—	22,440	—	—	22,440
Restricted stock vested during the period, net	551	1	(1)	—	—	—
Share-based compensation	—	—	45,057	—	—	45,057
Balances as of September 30, 2021	182,801	$183	$4,533,360	$823	$(1,369,411)	$3,164,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net (loss) income	$(499,843)	$446,575
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Share-based compensation	121,008	107,458
Depreciation	30,404	26,219
Amortization of intangible assets	17,271	10,541
Amortization of right-of-use assets	9,530	7,945
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	14,692	(426)
Gains on equity securities	(9,895)	(11,604)
Changes in operating assets and liabilities
Accounts receivable, net	(62,181)	(57,166)
Inventories	(65,239)	(10,795)
Prepaid expenses and other assets	(57,903)	(16,792)
Lease liability	(10,906)	(8,223)
Deferred revenue	—	300
Other liabilities	297,438	173,392
Net cash (used) provided by operating activities	(215,624)	667,424
Investing activities:
Purchases of securities	(2,388,843)	(811,274)
Proceeds from maturities of securities	2,715,500	587,000
Proceeds from sales of securities	—	194,733
Purchases of property and equipment	(38,755)	(65,899)
Net cash provided (used) by investing activities	287,902	(95,440)
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	55,432	72,773
Net cash provided by financing activities	55,432	72,773
Effect of exchange rate changes on cash and cash equivalents	(961)	135
Net increase in cash and cash equivalents	126,749	644,892
Cash and cash equivalents at beginning of period	558,424	274,562
Cash and cash equivalents at end of period	$685,173	$919,454
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
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Non-cash activities
We had $10.4 million and $6.0 million of accrued capital expenditures as of September 30, 2021 and December 31, 2020, respectively. Accrued capital expenditures are treated as a non-cash investing activity and, accordingly, have not been included in the condensed consolidated statement of cash flows until such amounts have been paid in cash. During the nine months ended September 30, 2021 and 2020, we recorded $7.7 million and $7.0 million, respectively, of right-of-use assets in exchange for lease liabilities, which are treated as a non-cash operating activity. See Note 3 for additional information.
Investments
We hold certain equity securities which are reported at estimated fair value based on quoted market prices. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.
We invest our available cash primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, realized losses and declines in the value of debt securities judged to be other-than-temporary are included in investment and other income, net. The cost of debt securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income, net. Interest and dividends earned are included in investment and other income, net. Accrued interest receivable as of September 30, 2021, was $2.0 million, and was included in prepaid expenses and other current assets. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.
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

Intangible assets, net
Our intangible assets are primarily comprised of acquired TUKYSA technology. The following table presents the balances of our finite-lived intangible assets for the periods presented:

(dollars in thousands)	September 30, 2021	December 31, 2020
Gross carrying value	$305,650	$305,650
Less: accumulated amortization	(39,241)	(21,970)
Total	$266,409	$283,680
The following table presents our amortization expense related to acquired TUKYSA technology costs, included in cost of sales in our condensed consolidated statements of comprehensive income (loss), for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Amortization expense	$5,819	$5,805	$17,271	$10,541
The weighted average remaining useful life of our finite-lived intangible assets was 12 years as of September 30, 2021, and estimated future amortization expense related to acquired TUKYSA is $5.8 million for the three months ending December 31, 2021, and TUKYSA technology costs is $23.1 million for each of the years ending December 31, 2022 through December 31, 2026.
Revenue recognition - Net product sales
We sell our products primarily through a limited number of specialty distributors and specialty pharmacies in the U.S. The delivery of our products represents a single performance obligation for these transactions and we record net product sales at the point in time when title and risk of loss pass. The transaction price for net product sales represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to-date. These estimates involve a substantial degree of judgment. We have applied a portfolio approach as a practical expedient for estimating net product sales.
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

2. Revenue from contracts with customers
Our primary market in which we record our product revenues is the U.S. Royalty revenues primarily reflect royalties earned under the ADCETRIS collaboration with Takeda.
The following table presents our disaggregated revenue for the periods presented. In September 2021, we received FDA accelerated approval of TIVDAK for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
ADCETRIS	$184,791	$163,263	$529,275	$494,851
PADCEV	95,031	61,849	247,194	153,485
TUKYSA	86,571	42,382	239,850	58,137
TIVDAK	66	—	66	—
Net product sales	$366,459	$267,494	$1,016,385	$706,473
Royalty revenues	$41,028	$35,924	$104,542	$87,520
Merck	$541	$725,000	$541	$725,000
Takeda	1,037	7,013	2,888	22,925
Other	14,995	26,300	20,164	32,325
Collaboration and license agreement revenues	$16,573	$758,313	$23,593	$780,250
Total revenues	$424,060	$1,061,731	$1,144,520	$1,574,243
We estimate an allowance for doubtful accounts based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. We did not recognize any credit losses during any of the periods presented.
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
Potential development, regulatory, and sales-based milestones, and royalties, will be accounted for as variable transaction price related to the LV or TUKYSA licenses under ASC 606. Given the uncertain nature of these payments, we determined they were fully constrained upon entering the agreements and not included in the transaction price. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
We and Merck will share equally in LV global development costs and profits, if any, and Merck is co-funding a portion of the TUKYSA global development plan. We consider the collaborative activities associated with the global development and commercialization of LV, and the global development of TUKYSA, to be units of account within the scope of ASC 808. We recognize development cost sharing proportionately with the performance of the underlying activities, and record Merck’s reimbursement of our expenses as a reduction of research and development expenses. Reimbursements from Merck for the LV Agreement and TUKYSA Agreement were not material during the three and nine months ended September 30, 2020. Merck’s prepayment of $85.0 million towards the TUKYSA global development plan was recorded as a co-development liability in other long-term liabilities on our condensed consolidated balance sheet as of September 30, 2020. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our condensed consolidated statements of comprehensive income (loss). As of September 30, 2021, $63.8 million was recorded as the remaining co-development liability. Sales of TUKYSA drug product supplied to Merck were included in collaboration and license agreement revenues.

The fair market value of 5,000,000 shares of our common stock was $749.9 million, based on the closing price of the last trading day prior to the Purchase Agreement being executed. We accounted for the associated premium of $250.1 million as a freestanding equity-linked instrument under ASC 815. The premium was determined to be variable consideration in the calculation of the total transaction price related to the LV license, and recorded in deferred revenue as of September 30, 2020, due to the substantive contingency associated with closing of the sale of shares under the Purchase Agreement. The closing of the sale of the shares pursuant to the Purchase Agreement occurred in October 2020. Upon closing, we recorded the fair market value of the shares issued in stockholders’ equity on our condensed consolidated balance sheet. The variable consideration restraint was removed upon the closing of the sale of shares pursuant to the Purchase Agreement, and the premium was recognized in collaboration and license agreement revenues in the quarter and year ended December 31, 2020.

3. Leases
Our current operating leases for our office and laboratory facilities with terms that expire from 2022 through 2029. During the nine months ended September 30, 2021 and 2020, we recorded $7.7 million and $7.0 million of right-of-use assets in exchange for lease liabilities, respectively. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of September 30, 2021.
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
Supplemental information for lease amounts recognized in our condensed consolidated financial statements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Operating lease cost	$4,070	$3,832	$12,147	$10,967
Variable lease cost	1,052	998	3,190	2,972
Total lease cost	$5,122	$4,830	$15,337	$13,939
Cash paid for amounts included in measurement of lease liabilities	$4,372	$3,327	$12,429	$10,223

			As of September 30,
			2021	2020
Weighted average remaining lease term			6.1 years	6.3 years
Weighted average discount rate			5.1%	5.2%
Lease liabilities were recorded in the following captions of our condensed consolidated balance sheet as follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Accrued liabilities and other	$13,760	$12,749
Operating lease liabilities, long-term	58,878	61,884
Total	$72,638	$74,633

4. Net (loss) income per share
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020
Net (loss) income	$(293,847)	$636,167	$(499,843)	$446,575

Shares used in computation of per share amounts - basic	182,303	174,460	181,696	173,409
Dilutive potential common shares	—	7,417	—	7,530
Weighted average common shares outstanding - diluted	182,303	181,877	181,696	180,939

Net (loss) income per share - basic	$(1.61)	$3.65	$(2.75)	$2.58
Net (loss) income per share - diluted	$(1.61)	$3.50	$(2.75)	$2.47
We excluded the potential shares of common stock from the computation of diluted net income (loss) per share because their effect would have been antidilutive. The following table presents the weighted average number of shares that have been excluded for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Stock options and RSUs	10,361	437	10,271	310

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
The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
September 30, 2021
Short-term investments—U.S. Treasury securities	$1,751,201	$—	$—	$1,751,201
Other non-current assets—equity securities	19,161	—	—	19,161
Total	$1,770,362	$—	$—	$1,770,362
December 31, 2020
Short-term investments—U.S. Treasury securities	$2,000,996	$—	$—	$2,000,996
Long-term investments—U.S. Treasury securities	100,830	—	—	100,830
Total	$2,101,826	$—	$—	$2,101,826

Our short- and long-term debt investments portfolio only contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and have a zero loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and nine months ended September 30, 2021 and 2020, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of September 30, 2021 or December 31, 2020.
Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2021
U.S. Treasury securities	$1,751,186	$46	$(31)	$1,751,201
Contractual maturities (at date of purchase):
Due in one year or less	$1,550,559			$1,550,536
Due in one to two years	200,627			200,665
Total	$1,751,186			$1,751,201
December 31, 2020
U.S. Treasury securities	$2,101,801	$259	$(234)	$2,101,826
Contractual maturities (at date of purchase):
Due in one year or less	$1,791,399			$1,791,239
Due in one to two years	310,402			310,587
Total	$2,101,801			$2,101,826

6. Investment and other income, net
Investment and other income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Gain on equity securities	$4,966	$—	$9,895	$11,604
Investment and other income, net	262	1,223	1,360	6,347
Total investment and other income, net	$5,228	$1,223	$11,255	$17,951
Gain on equity securities includes the realized and unrealized holding gains and losses on our equity securities.

7. Inventories
Inventories consisted of the following:

(dollars in thousands)	September 30, 2021	December 31, 2020
Raw materials	$139,822	$99,049
Finished goods	41,553	17,087
Total	$181,375	$116,136
We capitalize our commercial inventory costs. Inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales.

8. Accrued liabilities
Accrued liabilities consisted of the following:

(dollars in thousands)	September 30, 2021	December 31, 2020
Employee compensation and benefits	$104,178	$96,902
Clinical trial and related costs	107,408	69,756
Technology acquisition fee	200,000	—
Gross-to-net deductions and third-party royalties	68,907	52,565
Other	107,984	90,848
Total	$588,477	$310,071
9. Share-based compensation
The following table presents our total share-based compensation expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Research and development	$20,991	$20,112	$55,187	$54,263
Selling, general and administrative	24,066	18,940	65,821	53,195
Total share-based compensation expense	$45,057	$39,052	$121,008	$107,458
As of September 30, 2021, there was $267.2 million of unrecognized compensation cost related to unvested options and restricted stock unit awards, excluding our LTIPs and performance-based awards, net of forfeitures.
The estimated unrecognized compensation expense related to our performance-based LTIPs was approximately $78 million as of September 30, 2021. In September 2021, an LTIP milestone was achieved related to FDA approval of TIVDAK, which triggered a cash payment and an RSU grant to eligible participants.

10. RemeGen license agreement
Effective in September 2021, we and RemeGen Co., Ltd., or RemeGen, entered into an exclusive worldwide licensing agreement to develop and commercialize disitamab vedotin, a novel HER2-targeted ADC. Disitamab vedotin combines the drug-linker technology originally developed by us with RemeGen’s novel HER2 antibody. Disitamab vedotin received FDA Breakthrough Therapy designation in 2020 for use in second-line treatment of patients with HER2-expressing, locally advanced or metastatic urothelial cancer who have previously received platinum-containing chemotherapy. Also in 2020, RemeGen announced FDA’s clearance of an Investigational New Drug application for a phase II clinical trial in locally advanced or metastatic urothelial cancer. Disitamab vedotin is conditionally approved for treating locally advanced metastatic gastric cancer in China, and in July 2021 the National Medical Products Administration of China also accepted a New Drug Application for disitamab vedotin in locally advanced or metastatic urothelial cancer.
Under the terms of the agreement, we obtained exclusive license rights to disitamab vedotin for global development and commercialization outside of RemeGen’s territory for an upfront payment of $200.0 million. RemeGen retains development and commercialization rights for Asia, excluding Japan and Singapore. We will lead global development and RemeGen will fund and operationalize the portion of global clinical trials attributable to its territory. RemeGen will also be responsible for all clinical development and regulatory submissions specific to its territory. We will pay RemeGen up to $195.0 million in potential milestone payments across multiple indications and products based upon the achievement of specified development goals, and up to $2.2 billion in potential milestone payments based on the achievement of specified regulatory and commercialization goals. RemeGen will be entitled to a tiered, high single digit to mid-teen percentage royalty based on net sales of disitamab vedotin in our territory.
As of September 30, 2021, we recorded $200.0 million in accrued liabilities in our condensed consolidated balance sheet for the upfront payment owed to RemeGen pursuant to the license agreement. The license was accounted for as an asset acquisition and the upfront payment was included in research and development expenses for the three and nine months ended September 30, 2021. The amount was paid to RemeGen in October 2021.

11. Income taxes
For the three and nine months ended September 30, 2021, we recorded an income tax provision of $1.1 million, primarily related to the generation of taxable profits in foreign jurisdictions as a result of our global expansion. For the nine months ended September 30, 2021, our effective tax rate of approximately 0.2% differed from the federal statutory rate primarily because we have provided a valuation allowance against substantially all our deferred tax assets.
For the three and nine months ended September 30, 2020, we recorded an income tax provision of $3.2 million. The income tax provision recorded was related to estimated state tax liabilities, for which there were limitations on the use of existing state carryforwards against estimated taxable income. We had existing federal tax carryforwards sufficient to offset estimated taxable income. Our effective tax rate of approximately 1% differed from the federal statutory rate primarily because we had provided a valuation allowance against substantially all our deferred tax assets for all periods presented.
Included in the estimated effective tax rate for 2020, we had forecasted a valuation allowance release due to the expected utilization of tax attributes in 2020. It also reflected a discrete benefit of $52.1 million primarily offset by a valuation allowance release for stock-based compensation windfalls during the nine months ended September 30, 2020. We have provided a valuation allowance against substantially all our deferred tax assets because, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized in the future.

12. Legal matters
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
Overview
Seagen is a biotechnology company that develops and commercializes targeted therapies to treat cancer. We are commercializing ADCETRIS®, or brentuximab vedotin, for the treatment of certain CD30-expressing lymphomas, PADCEV®, or enfortumab vedotin-ejfv, for the treatment of certain metastatic urothelial cancers, TIVDAK™, or tisotumab vedotin-tftv, for the treatment of certain metastatic cervical cancers, and TUKYSA®, or tucatinib, for the treatment of certain metastatic HER2-positive breast cancers. We are also advancing a pipeline of novel therapies for solid tumors and blood-related cancers designed to address unmet medical needs and improve treatment outcomes for patients. Many of our programs, including ADCETRIS, PADCEV and TIVDAK, are based on our antibody-drug conjugate, or ADC, technology that utilizes the targeting ability of monoclonal antibodies to deliver cell-killing agents directly to cancer cells.
Third quarter 2021 highlights and recent developments
Corporate
•Achieved 37% growth in net product sales for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020.
•Entered into an exclusive license agreement with RemeGen, Co. Ltd., or RemeGen, to develop and commercialize disitamab vedotin, a novel HER2-targeted ADC.

ADCETRIS
•Announced multiple abstracts to feature ADCETRIS at the 63rd Annual Meeting of the American Society of Hematology which will take place December 11-14, 2021.

PADCEV
•Completed enrollment in Cohort K of the EV-103 clinical trial of PADCEV in combination with Merck's pembrolizumab as first-line treatment for metastatic urothelial cancer in October 2021. The trial could potentially support registration under the FDA's accelerated approval pathway.
•U.S. Food and Drug Administration, or FDA:
◦converted PADCEV's accelerated approval to regular approval; and
◦approved a new indication for PADCEV in the treatment of patients with locally advanced or metastatic urothelial cancer who are ineligible for cisplatin-containing chemotherapy and have previously received one or more prior lines of therapy.
•Opened enrollment in a phase 1 EV-104 clinical trial evaluating dosing of PADCEV administered intravesically in patients with Bacillus Calmette-Guerin, or BCG, unresponsive non-muscle invasive bladder cancer.
•Received approval for PADCEV from Japan's Ministry of Health, Labour and Welfare, or MHLW, for radically unresectable urothelial cancer that has progressed after anti-cancer chemotherapy in September 2021.

TUKYSA
•Completed enrollment in the phase 2 MOUNTAINEER clinical trial of TUKYSA in combination with trastuzumab and as a single agent in patients with HER2-positive metastatic colorectal cancer following previous treatment with first- and second-line standard-of-care therapies.

TIVDAK
•In September 2021, TIVDAK was granted accelerated approval by the FDA for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. TIVDAK is the first and only ADC approved in this setting. We began the commercial launch in September 2021.

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
Locally advanced or metastatic urothelial cancer for patients who:
•have previously received a programmed death receptor-1 (PD-1) or programmed death-ligand 1 (PD-L1) inhibitor and platinum-containing chemotherapy, or
•are ineligible for cisplatin-containing chemotherapy and have previously received one or more prior lines of therapy.

	Cervical Cancer	Recurrent or metastatic cervical cancer with disease progression on or after chemotherapy.
Breast Cancer
In combination with trastuzumab and capecitabine for the treatment of adult patients with advanced unresectable or metastatic HER2-positive breast cancer, including patients with brain metastases, who have received one or more prior anti-HER2-based regimens in the metastatic setting.

•*ADCETRIS, PADCEV, TIVDAK and TUKYSA are only indicated for use in adults. u

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
In September 2021, Japan's MHLW approved PADCEV for radically unresectable urothelial cancer that has progressed after anti-cancer chemotherapy.
PADCEV, is being co-developed and jointly commercialized with Astellas Pharma, Inc., or Astellas. Under a joint commercialization agreement, in the U.S., we and Astellas are jointly promoting PADCEV. In the U.S., we record net sales of PADCEV and are responsible for all distribution activities. We and Astellas each bear the costs of our own sales organizations in the U.S., equally share certain other costs associated with commercializing PADCEV in the U.S., and equally share in any profits realized in the U.S. Outside the U.S., we have commercialization rights in all other countries in North and South America, and Astellas has commercialization rights in the rest of the world, including Europe, Asia, Australia and Africa. The agreement is intended to provide that we and Astellas will effectively equally share in costs incurred and any profits realized in all of these markets. Cost and profit sharing in Canada, the United Kingdom, Germany, France, Spain and Italy will be based on product sales and costs of commercialization. In the remaining markets, the commercializing party will bear costs and will pay the other party a royalty rate applied to net sales of the product based on a rate intended to approximate an equal profit share for both parties.
TIVDAK™
TIVDAK is an ADC targeting tissue factor, a protein expressed on the surface of cells that has increased levels of expression on multiple solid tumors. The FDA granted accelerated approval of TIVDAK in September 2021 for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. FDA approval was supported by data from the innovaTV 204 trial where it was evaluated in patients with recurrent or metastatic cervical cancer who had received no more than two prior systemic regimens in the recurrent or metastatic setting, including at least one prior platinum-based chemotherapy regimen. Continued approval may be contingent upon verification and description of clinical benefit in confirmatory trials.
TIVDAK is being co-developed by us and Genmab, under an agreement in which the companies share all costs and profits for the product on a 50:50 basis. Under a joint commercialization agreement, we and Genmab co-promote TIVDAK in the U.S. and we record net sales of TIVDAK in the U.S. and are responsible for leading U.S. distribution activities. The companies will each maintain 50% of the sales representatives and medical science liaisons, equally share those and certain other costs associated with commercializing TIVDAK in the U.S., and equally share in any profits realized in the U.S.

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
The application for approval was reviewed under the FDA's RTOR pilot program. We also participated in the Project Orbis initiative of the FDA OCE which provides a framework for concurrent submission and review of oncology products among international partners. Under this program we have received approval in the U.S., Canada, Australia, Singapore, and Switzerland. In February 2021, the EC granted marketing authorization for TUKYSA in combination with trastuzumab and capecitabine for the treatment of adult patients with HER2-positive locally advanced or metastatic breast cancer who have received at least two prior anti-HER2 treatment regimens. This approval is valid in all countries of the European Union as well as Norway, Liechtenstein, Iceland and Northern Ireland. In Europe, we have begun marketing TUKYSA in Austria, France, Germany and Switzerland. Additionally, in February 2021, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, granted a Great Britain marketing authorization for TUKYSA.
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
In March 2021, the European Medicines Agency, or EMA, accepted for review a Marketing Authorization Application for PADCEV based on the EV-301 trial. In addition, applications are under review for PADCEV approval in Australia and Canada, under the FDA's Project Orbis program, as well as in Singapore, Brazil, Switzerland and other countries.
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

PADCEV is also being investigated in first-line metastatic urothelial cancer and earlier stages of bladder cancer. We and Astellas are conducting a phase 1b/2 clinical trial, called EV-103, that is a multi-cohort, open-label trial of PADCEV alone or in combination with other agents. The trial is evaluating safety, tolerability and activity in locally advanced and first- and second-line metastatic urothelial cancer, and was expanded to include muscle invasive bladder cancer, or MIBC.
In February 2020, based on the positive initial results of the dose-escalation cohort and the expansion Cohort A of the EV-103 trial, the FDA granted Breakthrough Therapy designation for PADCEV in combination with pembrolizumab for the treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting. In April 2020, we announced that, based on discussions with the FDA, data from the randomized cohort K in the EV-103 trial, along with other data from the EV-103 trial, could potentially support registration under the FDA's accelerated approval pathway. The primary outcome measures are objective response rate and duration of response, or DOR. In October 2021, we completed enrollment in cohort K.
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
We are also conducting a phase 1 trial, called EV-104, evaluating PADCEV in patients with BCG unresponsive non-muscle invasive bladder cancer.
In January 2020, we and Astellas also initiated a phase 2 clinical trial, called EV-202, to evaluate PADCEV monotherapy in solid tumors that have high-levels of Nectin-4 expression, including non-small cell lung, head and neck, gastric/esophageal and breast cancers.
TIVDAK (tisotumab vedotin-tftv)
In collaboration with Genmab, we are developing TIVDAK for metastatic cervical cancer and are evaluating it for other solid tumors. In September 2021, we received FDA accelerated approval of TIVDAK for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. Continued approval may be contingent upon verification and description of clinical benefit in confirmatory trials.
In January 2021, we and Genmab initiated a phase 3 clinical trial, called innovaTV 301, to evaluate TIVDAK compared to chemotherapy in patients with recurrent or metastatic cervical cancer who have received one or two prior lines of therapy. innovaTV 301 is intended to support global regulatory applications for potential approvals in regions where innovaTV 204 does not support approval and to serve as a confirmatory trial in the U.S.
We are also conducting a phase 2 clinical trial, called innovaTV 205, evaluating TIVDAK as monotherapy and in combination with certain other anti-cancer agents for first- and second-line treatment of patients with recurrent or advanced cervical cancer. In September 2021, interim results were presented at the European Society for Medical Oncology Annual Congress from two cohorts of the phase 1b/2 innovaTV 205 trial, evaluating TIVDAK as combination therapy for recurrent or metastatic cervical cancer. Both combinations showed encouraging, durable anti-tumor activity and demonstrated a manageable and acceptable safety profile. The combination with carboplatin in first-line treatment demonstrated an ORR of 55 percent and the median DOR was 8.3 months. Grade 3 or greater adverse events, or AEs, occurred in 78.8 percent of patients with 57.6 percent of patients experiencing Grade 3 or greater AEs related to treatment with TIVDAK. The combination with pembrolizumab in patients who had received 1-2 prior systemic therapies achieved an ORR of 38 percent and a median DOR of 13.8 months.
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
We are conducting a phase 2 trial, called MOUNTAINEER, evaluating TUKYSA in combination with trastuzumab in patients with HER2-positive, RAS wild-type metastatic colorectal cancer after treatment with first- and second-line standard-of-care therapies. Initial results from 23 patients were presented at the ESMO 2019 Congress that demonstrated encouraging antitumor activity. In September 2021, we completed enrollment in the trial. We believe the trial could potentially support an application for accelerated approval in the U.S.
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
Disitamab Vedotin
In August 2021, we entered into an exclusive license agreement with RemeGen pursuant to which we were granted an exclusive license to research, develop and commercialize disitamab vedotin, a novel HER2-targeted ADC, which has shown anti-tumor activity in several solid tumor types across a spectrum of HER2 levels, including urothelial, gastric and breast cancer, in all countries outside of RemeGen’s territory of Asia, excluding Japan and Singapore.
Other clinical and early-stage product candidates
We are advancing a pipeline of early-stage clinical candidates as well as multiple preclinical and research-stage programs that employ our proprietary technologies. We advanced several product candidates into clinical development in 2020, and we submitted additional Investigational New Drug applications to the FDA in 2021.
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

COVID-19
We are continuing to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business. We are continuing to take proactive steps designed to protect the health and safety of our workforce, patients and healthcare professionals, to continue our business operations and to advance our goal of bringing important medicines to patients as rapidly as possible. Earlier in the pandemic, we instituted a mandatory work-from-home policy for employees who could perform their jobs offsite, and we have continued our essential research, manufacturing, and laboratory activities on site. Recently, we began to allow additional U.S. office-based employees who have been fully vaccinated to return to the office on a voluntary and limited basis. We maintain a number of precautionary measures designed to protect our on-site employees, such as enhanced facilities cleaning, lower concentrations of staff, contact tracing and making testing available. In addition, in accordance with guidelines from government authorities, we have additional precautionary measures for facilities with essential research, manufacturing and laboratory staff, a small number of whom may not be fully vaccinated. These additional measures include temperature checks, screening protocols, masks and social distancing. After pausing most in-person customer interactions in healthcare settings earlier in the pandemic, our field-based personnel are now engaging in an increasing number of in-person interactions where state and local laws and regulations allow, the institution or office is accepting in-person interactions and our field-based personnel are comfortable engaging in-person with healthcare providers. They are also using electronic communications to continue to support healthcare professionals and patients when they cannot meet with healthcare providers face-to-face. We believe that the measures we have implemented are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor conditions and related guidance from governmental authorities and adjust our activities as appropriate.
Outlook
We recognize revenue from ADCETRIS product sales in the U.S. and Canada. While we anticipate that sales of ADCETRIS will increase modestly in 2021 as compared to 2020, we have experienced and expect continued impacts associated with the COVID-19 pandemic, which appear to have led to a reduction in the rate of Hodgkin lymphoma diagnoses and may further adversely affect the rate of Hodgkin lymphoma diagnoses in the future. We have also experienced an increase in gross-to-net deductions that we believe is due to a shift in the locations where ADCETRIS is administered, which has increased the proportion of ADCETRIS sales subject to discounts through the federal 340B drug discount program, as well as increases in discount rates. We may also experience additional shifts from commercial payor coverage to government payor coverage in the U.S., which would further increase gross-to-net deductions. We also expect that our ability to maintain or continue to grow our ADCETRIS sales, if at all, will depend on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in its approved indications, including in the frontline Hodgkin lymphoma indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS. Other important factors affecting our ADCETRIS sales include the incidence flow of patients eligible for treatment in ADCETRIS’ approved indications, the extent to which coverage and adequate levels of reimbursement for ADCETRIS are available from governments and other third-party payors, the impact of any healthcare reform measures that may be upheld, or adopted in the future, including measures that could result in more rigorous coverage criteria or reduce the price that we receive for ADCETRIS, increasing competition from competing therapies including pembrolizumab in multiple indications, including in the relapsed or refractory classical Hodgkin lymphoma indication, continuing impacts resulting from the evolving effects of the COVID-19 pandemic including potential further impacts from lower diagnosis rates, and the potential future approval of ADCETRIS in any additional indications. For these reasons, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. In addition, as a result of these and other factors, our future ADCETRIS product sales can be difficult to accurately predict from period to period.
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
We recognize revenue from TIVDAK product sales in the U.S. Our ability to realize the anticipated benefits from our investment in TIVDAK is subject to a number of risks and uncertainties, including our and Genmab's ability to successfully jointly market and commercialize TIVDAK in the U.S. in its approved indication, the extent to which we and Genmab are able to convert TIVDAK's accelerated approval to regular approval in the U.S. and to obtain regulatory approvals of TIVDAK in additional indications in the U.S. and in territories outside the U.S., our and Genmab's ability to successfully comply with rigorous post-marketing requirements, including requirements related to a confirmatory trial as a result of accelerated approval by the FDA, the acceptance of TIVDAK and its required eye care by the medical community and patients, the extent to which physicians make prescribing decisions with respect to TIVDAK, the incidence flow of patients eligible for treatment in TIVDAK’s approved indication, the duration of therapy for patients receiving TIVDAK, competition from other therapies, our and Genmab’s ability to accurately predict and supply product demand, the extent to which coverage and adequate levels of reimbursement for TIVDAK are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for TIVDAK, the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, as a result of these and other factors, including the lack of any historical sales data, TIVDAK sales will be difficult to predict from period to period.
The biopharmaceutical industry and the markets in which we operate are intensely competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. Drug prices are under significant scrutiny and we expect drug pricing and other health care costs to continue to be subject to intense political and societal pressures on a global basis. For example, in July 2021, the Biden administration announced an Executive Order that includes initiatives aimed at lowering prescription drug costs and implementing Canadian drug importation, and in response to President Biden’s Executive Order, in September 2021, the U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition to pricing actions and other measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, our sales and operations could also be affected by other risks of doing business internationally.
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
Our ongoing research, development, manufacturing and commercial activities will require substantial amounts of capital and may not ultimately be successful. We expect that we will incur substantial expenses, and we will require significant financial resources and additional personnel in order to advance the development of, to pursue, obtain and maintain regulatory approvals for, and to commercialize our products and product candidates, and expand our pipeline. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to the continued development of our commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. As a result, we may need to raise additional capital, and our operating expenses may fluctuate as a result of such activities. We may also incur milestone payment obligations to certain of our licensors, including RemeGen, as our product candidates progress through clinical trials towards potential commercialization.

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

Financial summary
For the nine months ended September 30, 2021, our total revenues decreased to $1.1 billion, compared to $1.6 billion for the same period in 2020. This decrease was primarily driven by $725.0 million upfront license revenue recognized in the third quarter of 2020 related to the LV and TUKYSA agreements with Merck, offset in part by $309.9 million or 44% higher net product sales, driven by growth from each of our approved medicines.
For the nine months ended September 30, 2021, total costs and expenses increased to $1.7 billion, compared to $1.1 billion for the same period in 2020. Expenses in the 2021 period included the $200.0 million upfront payment related to the RemeGen exclusive licensing agreement as well as higher research and development expenses, higher selling, general and administrative expenses, and higher cost of sales.
As of September 30, 2021, we had $2.4 billion in cash, cash equivalents and investments and $3.2 billion in total stockholders’ equity.

Results of operations
Net product sales

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
ADCETRIS	$184,791	$163,263	13%	$529,275	$494,851	7%
PADCEV	95,031	61,849	54%	247,194	153,485	61%
TUKYSA	86,571	42,382	104%	239,850	58,137	313%
TIVDAK	66	—	NM	66	—	NM
Net product sales	$366,459	$267,494	37%	$1,016,385	$706,473	44%
NM: No amount in comparable period or not a meaningful comparison.
Our net product sales grew 37% and 44% during the three and nine months ended September 30, 2021, as compared to the comparable periods in 2020, primarily driven by increased sales volumes following the launch of TUKYSA in April 2020 and higher PADCEV net product sales. PADCEV net product sales grew primarily due to increased utilization in its initial approved indication following the U.S. launch in December 2019, and to a lesser extent, higher sales of drug product for use in clinical trials for the 2021 periods. ADCETRIS net product sales increased during the three and nine months ended September 30, 2021, as compared to the comparable periods in 2020, primarily due to higher volumes of vials sold. We began commercializing TIVDAK in the U.S. following FDA approval in September 2021.
We expect growth in net product sales in 2021 from 2020 to be primarily driven by sales growth of TUKYSA and PADCEV, and to a lesser extent, ADCETRIS. Refer to “Overview—Outlook” above for additional information.
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2020	$44,193	$15,689	$59,882
Provision related to current period sales	366,833	30,355	397,188
Adjustment for prior period sales	(2,968)	(1,070)	(4,038)
Payments/credits for current period sales	(317,122)	(23,414)	(340,536)
Payments/credits for prior period sales	(29,451)	(6,050)	(35,501)
Balance as of September 30, 2021	$61,485	$15,510	$76,995
Government-mandated rebates and chargebacks are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the nine months ended September 30, 2021 as a result of price increases for ADCETRIS that we instituted that exceeded the rate of inflation. The most significant portion of our gross-to-net accrual balances as of September 30, 2021 and 2020 was for ADCETRIS Medicaid rebates. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2021 as compared to 2020, driven by anticipated growth in our gross product sales.

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Royalty revenues	$41,028	$35,924	14%	$104,542	$87,520	19%
Royalty revenues increased for the three and nine months ended September 30, 2021 from the comparable periods in 2020, primarily due to growth in Takeda net sales of ADCETRIS in its territories, as well as higher royalties earned on net sales of Blenrep and Polivy by our other licensees.
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
Collaboration and license agreement revenues by collaborator were as follows:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Merck	$541	$725,000	(100)%	$541	$725,000	(100)%
Takeda	1,037	7,013	(85)%	2,888	22,925	(87)%
Other	14,995	26,300	(43)%	20,164	32,325	(38)%
Total collaboration and license agreement revenues	$16,573	$758,313	(98)%	$23,593	$780,250	(97)%
Collaboration and license agreement revenues from Merck for the 2020 periods included license revenues of $725.0 million related to the LV Agreement and the TUKYSA Agreement.
Collaboration revenues from Takeda for the three and nine months ended September 30, 2021 declined primarily due to a decrease in ADCETRIS drug supply sold to Takeda.
Other collaboration revenues decreased for the three and nine months ended September 30, 2021 as compared to the comparable periods in 2020 primarily due recognition of two regulatory milestones achieved by GlaxoSmithKline in the third quarter of 2020, offset in part by recognition of a regulatory milestone achieved by GlaxoSmithKline in the third quarter of 2021.
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

Collaboration and license agreements
Takeda ADCETRIS collaboration
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
Genmab TIVDAK collaboration
We have an agreement with Genmab to develop and commercialize ADCs for the treatment of several types of cancer, under which we previously exercised a co-development option for TIVDAK. Under this collaboration, we and Genmab are co-funding all development costs for TIVDAK. TIVDAK was approved by FDA in September 2021.
In 2020, we and Genmab entered into a joint commercialization agreement to govern the global commercialization of TIVDAK, following any successful regulatory approvals of TIVDAK:
•In the U.S., following FDA approval in September 2021, we and Genmab co-promote TIVDAK. We record sales of TIVDAK in the U.S. and are responsible for leading U.S. distribution activities. The companies will each maintain 50% of the sales representatives and medical science liaisons, equally share those and certain other costs associated with commercializing TIVDAK in the U.S., individually bear the costs of certain other personnel in the U.S., and equally share in any profits realized in the U.S.
•Outside the U.S., we have commercialization rights in the rest of the world except for Japan, where Genmab has commercialization rights. In Europe, China, and Japan, we and Genmab equally share 50% of the costs associated with commercializing TIVDAK as well as any profits realized in these markets. In markets outside the U.S. other than Europe, China, and Japan, aside from certain costs specified in the agreement, we are solely responsible for all costs associated with commercializing TIVDAK and will pay Genmab a royalty based on a percentage of aggregate net sales ranging from the mid-teens to mid-twenties.

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
We recognized license revenue of $600.0 million during the three and nine months ended September 30, 2020 associated with the LV Agreement and Purchase Agreement, and we recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses.
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
We recognized license revenue of $125.0 million during the three and nine months ended September 30, 2020 associated with the TUKYSA Agreement, and we recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses. Sales of TUKYSA drug product supplied is included in collaboration and license agreement revenues. The prepayment received for global development cost-sharing was recorded as a co-development liability in accrued liabilities and other or other long-term liabilities on our condensed consolidated balance sheet as of September 30, 2021. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our condensed consolidated statements of comprehensive income (loss). As of September 30, 2021 and December 30, 2020, $63.8 million and $80.9 million was recorded as the remaining co-development liability, respectively.
RemeGen disitamab vedotin license agreement
Effective in September 2021, we and RemeGen entered into an exclusive worldwide licensing agreement to develop and commercialize disitamab vedotin, a novel HER2-targeted ADC. Disitamab vedotin combines the drug-linker technology originally developed by Seagen with RemeGen’s novel HER2 antibody. Disitamab vedotin received FDA Breakthrough Therapy designation in 2020 for use in second-line treatment of patients with HER2-expressing, locally advanced or metastatic urothelial cancer who have previously received platinum-containing chemotherapy. Also in 2020, RemeGen announced FDA’s clearance of an IND application for a phase II clinical trial in locally advanced or metastatic urothelial cancer. Disitamab vedotin is conditionally approved for treating locally advanced metastatic gastric cancer in China, and in July 2021 the National Medical Products Administration of China also accepted a NDA for disitamab vedotin in locally advanced or metastatic urothelial cancer.

Under the terms of the agreement, we made a $200.0 million upfront payment to obtain exclusive license rights to disitamab vedotin for global development and commercialization, outside of RemeGen’s territory. RemeGen retains development and commercialization rights for Asia, excluding Japan and Singapore. We will lead global development and RemeGen will fund and operationalize the portion of global clinical trials attributable to its territory. RemeGen will also be responsible for all clinical development and regulatory submissions specific to its territory. We will pay RemeGen up to $195.0 million in potential milestone payments across multiple indications and products based upon the achievement of specified development goals, and up to $2.2 billion in potential milestone payments based on the achievement of specified regulatory and commercialization goals. RemeGen will be entitled to a tiered, high single digit to mid-teen percentage royalty based on net sales of disitamab vedotin in our territory.
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

Cost of sales
Cost of sales includes manufacturing and distribution costs of product sold, gross profit share with Astellas and Genmab pursuant to those respective collaborations, amortization of acquired technology license costs, royalties owed on our PADCEV net product sales, and royalties owed on global ADCETRIS, TUKYSA, and TIVDAK net product sales.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Cost of sales	$82,650	$78,296	6%	$224,875	$155,962	44%
Cost of sales increased for the three and nine months ended September 30, 2021 from the comparable periods in 2020, driven by the Astellas gross profit share related to PADCEV net product sales, amortization expense associated with acquired TUKYSA technology costs, and in-licensing royalties owed on PADCEV and TUKYSA net product sales, offset in part by a payment owed to a third-party technology licensor resulting from the TUKSYA Agreement in 2020. The gross profit share with Astellas totaled $44.7 million and $115.8 million for the three and nine months ended September 30, 2021, respectively, as compared to $29.1 million and $72.6 million for the comparable periods in 2020. We recorded amortization expense of $17.3 million for acquired TUKYSA technology costs during the nine months ended September 30, 2021, as compared to $10.5 million during the nine months ended September 30, 2020.
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

Research and development

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Research and clinical development	$393,809	$155,693	153%	$732,682	$426,079	72%
Process sciences and manufacturing	65,283	61,977	5%	191,696	184,866	4%
Total research and development	$459,092	$217,670	111%	$924,378	$610,945	51%
Research and clinical development expenses include personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase for the three and nine months ended September 30, 2021 from the comparable periods in 2020 primarily reflected the $200.0 million RemeGen upfront license payment in the 2021 periods, as well as higher employee-related costs and external development costs mainly to support our early- and late-stage pipeline of product candidates.

Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of product candidates used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase for the three and nine months ended September 30, 2021 from the comparable period in 2020 primarily reflected the timing of our manufacturing of product candidates for use in clinical trials, as well as increased manufacturing of our approved products.
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
ADCETRIS (brentuximab vedotin)	$12,129	$16,723	$34,998	$39,685
TUKYSA (tucatinib)	41,178	19,342	98,081	57,312
PADCEV (enfortumab vedotin-ejfv)	11,666	10,841	38,618	24,847
TIVDAK (tisotumab vedotin)	12,129	3,823	33,517	11,266
Ladiratuzumab vedotin	4,238	5,345	16,038	14,305
Other clinical stage programs	11,577	9,575	43,741	32,317
Total third-party costs for clinical stage programs	92,917	65,649	264,993	179,732
Other costs, overhead, and net cost-sharing with collaborators	366,175	152,021	659,385	431,213
Total research and development	$459,092	$217,670	$924,378	$610,945

Third-party costs for ADCETRIS decreased for three and nine months ended September 30, 2021 as compared to the 2020 periods, due primarily to lower inventory supplied to Takeda.
Third-party costs for TUKYSA, PADCEV, and TIVDAK increased for the three and nine months ended September 30, 2021 as compared to the 2020 periods, due to higher clinical trial costs.
Third-party costs for ladiratuzumab vedotin decreased for the three months ended September 30, 2021 as compared to the 2020 period, and increased for the nine months ended September 30, 2021 as compared to the 2020 period, due to the timing of our clinical trials.
Third-party costs for other clinical stage programs increased for the three and nine months ended September 30, 2021, as compared to the 2020 periods, due to higher clinical trial costs and an in-license development milestone payment made in the first quarter of 2021 related to one of our clinical pipeline programs.
Other costs, overhead, and net cost-sharing with collaborators increased for the three and nine months ended September 30, 2021 from the comparable periods in 2020, due to the $200.0 million RemeGen upfront license payment in the 2021 periods. During the three months ended September 30, 2021 and 2020, net cost-sharing reimbursements from and payments made to collaborators were $22.6 million and $6.0 million, respectively. During the nine months ended September 30, 2021 and 2020, net cost-sharing reimbursements from and payments made to collaborators were $62.9 million and $11.7 million, respectively.
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

We anticipate that our total research and development expenses in 2021 will increase compared to 2020, primarily due to the $200.0 million RemeGen upfront license payment and higher costs for the continued development of our approved products and product candidates.
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

Selling, general and administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Selling, general and administrative	$180,281	$127,579	41%	$505,253	$375,470	35%
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2021 from the comparable periods in 2020, reflecting investments to support our ongoing European TUKYSA launches and the U.S. commercial launch of TIVDAK.
We anticipate that selling, general and administrative expenses will increase in 2021 as compared to 2020 as we continue our commercial activities in support of product launches, and invest in infrastructure to support our continued growth in the U.S. and Europe.

Investment and other income, net

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Gain on equity securities	$4,966	$—	NM	$9,895	$11,604	(15)%
Investment and other income, net	262	1,223	(79)%	1,360	6,347	(79)%
Total investment and other income, net	$5,228	$1,223	327%	$11,255	$17,951	(37)%
NM: No amount in comparable period or not a meaningful comparison.
Investment and other income, net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities, realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
Investment and other income increased for the three months ended September 30, 2021 as compared to the comparable period in 2020, driven by unrealized holding gains on equity securities. Investment and other income decreased for the nine months ended September 30, 2021 as compared to the comparable period in 2020, due to lower average yields experienced within our investment portfolio during the 2021 period, as well as lower gains on equity securities.

Provision for income taxes

Our provision for income taxes was $1.1 million for the three and nine months ended September 30, 2021 compared with $3.2 million for the three and nine month periods ended September 30, 2020. We are recording a provision for income taxes in 2021 due to the generation of taxable profits in foreign jurisdictions as a result of our global expansion. The provision for income taxes in 2020 primarily related to state income taxes on pre-tax income generated from the Merck agreements entered into in 2020. We utilized net operating loss carryforwards to offset the federal tax liability.

Liquidity and capital resources

(in thousands)	September 30, 2021	December 31, 2020
Cash, cash equivalents, and investments	$2,436,374	$2,660,250
Working capital	2,416,179	2,674,246
Stockholders’ equity	3,164,955	3,488,100

	Nine months ended September 30,
(in thousands)	2021	2020
Cash provided (used) by:
Operating activities	$(215,624)	$667,424
Investing activities	287,902	(95,440)
Financing activities	55,432	72,773
The change in net cash from operating activities was primarily related to the change in our net income (loss), working capital fluctuations and changes in our non-cash expenses, all of which are highly variable. The change in net cash from investing activities reflected differences between the proceeds received from sale and maturity of our investments, proceeds from sales of securities, and amounts reinvested. The change in net cash from financing activities was driven by differences in proceeds from stock option exercises and our employee stock purchase plan.
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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of September 30, 2021, we had $2.4 billion held in cash, cash equivalents and investments.
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

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the nine months ended September 30, 2021 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to “Note 12. Legal matters” of the Notes to Condensed Consolidated Financial Statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q.
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
Our four marketed products are ADCETRIS®, or brentuximab vedotin, PADCEV®, or enfortumab vedotin-ejfv, TUKYSA®, or tucatinib, and TIVDAKTM, or tisotumab vedotin-tftv. Our ability to generate revenue from product sales and our prospects for profitability are substantially dependent on our and our collaborators’ ability to effectively commercialize our products and expand their utilization. We may not be able to fully realize the commercial potential of our products, or commercial sales of our products may be lower than our projections, for a number of reasons, including:
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
•we and our collaborators may not be able to obtain and maintain regulatory and other required governmental approvals to market our products for their currently approved indications in any additional territories or for any additional indications, which would limit the sales and commercial potential of the applicable product;
•new competitive therapies in the approved indications for our products have been approved by regulatory authorities or may be submitted in the near term to regulatory authorities for approval, and these competitive products could negatively impact commercial sales of our products;

•there may be changes to the labeling for our products that further restrict how we market and sell our products, including as a result of data collected from any of the clinical trials that we and our collaborators are conducting or may in the future conduct for our products, or from investigator-sponsored studies of our products, and/or as a result of the use of our products in their approved indications;
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
•the joint commercialization of PADCEV with an affiliate of Astellas Pharma Inc., or Astellas, in the U.S. and the joint commercialization of TIVDAK with Genmab A/S, or Genmab, in the U.S. may be unsuccessful or we may encounter challenges in joint decision making and joint execution that adversely affect PADCEV and/or TIVDAK product sales;
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
•we and our collaborators may not have adequate financial or other resources to effectively commercialize our products; and
•we and our collaborators may not be able to obtain adequate commercial supplies of our products to meet demand or at an acceptable cost.
In addition, the success of our product collaborations and the activities of our collaborators will significantly impact the development and commercialization of our products. We cannot control the amount and timing of resources that our collaborators dedicate to the development and commercialization of our products or to their marketing and distribution. Our ability to generate royalty revenues from ADCETRIS product sales by Takeda Pharmaceutical Company Limited, or Takeda, and TUKYSA product sales by our collaborator, a subsidiary of Merck & Co., Inc., or Merck, depends on their respective abilities to obtain regulatory approvals for ADCETRIS and TUKYSA in their territories, and to achieve market acceptance of, and to otherwise effectively market, ADCETRIS and TUKYSA in their territories. Our ability to generate revenues from PADCEV product sales in the U.S. and in Astellas’ territories depends on our and Astellas’ ability to effectively jointly commercialize PADCEV in the U.S., and on Astellas’ ability to obtain regulatory approvals for, achieve market acceptance of, and otherwise effectively market, PADCEV in Astellas’ territories. Similarly, our ability to generate revenues from TIVDAK product sales in the U.S. and in Genmab's territories depends on our and Genmab's’ ability to effectively jointly commercialize Genmab in the U.S., and on Genmab's ability to obtain regulatory approvals for, achieve market acceptance of, and otherwise effectively market, TIVDAK in Genmab's territories. Moreover, international sales of our products could be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions or barriers and changes in tariffs, global trade and political tensions, the evolving effects of the COVID-19 pandemic or otherwise.

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

While we anticipate that sales of ADCETRIS will increase modestly in 2021 as compared to 2020, we have experienced and expect continued impacts associated with the COVID-19 pandemic, which appear to have led to a reduction in the rate of Hodgkin lymphoma diagnoses and may further adversely affect the rate of Hodgkin lymphoma diagnoses in the future. We have also experienced an increase in gross-to-net deductions that we believe is due to a shift in the locations where ADCETRIS is administered, which has increased the proportion of ADCETRIS sales subject to discounts through the federal 340B drug discount program, as well as increases in discount rates. We may also experience additional shifts from commercial payor coverage to government payor coverage in the U.S., which would further increase gross-to-net deductions. We also expect that our ability to maintain or continue to grow our ADCETRIS sales, if at all, will depend on our ability to establish or demonstrate to the medical community the value of ADCETRIS and its potential advantages compared to existing and future therapeutics in its approved indications, including in the frontline Hodgkin lymphoma indication, and the extent to which physicians make prescribing decisions with respect to ADCETRIS. Other important factors affecting our ADCETRIS sales include the incidence flow of patients eligible for treatment in ADCETRIS’ approved indications, the extent to which coverage and adequate levels of reimbursement for ADCETRIS are available from governments and other third-party payors, the impact of any healthcare reform measures that may be upheld, or adopted in the future, including measures that could result in more rigorous coverage criteria or reduce the price that we receive for ADCETRIS, increasing competition from competing therapies including pembrolizumab in multiple indications, including in the relapsed or refractory classical Hodgkin lymphoma indication, continuing impacts resulting from the evolving effects of the COVID-19 pandemic including potential further impacts from lower diagnosis rates, and the potential future approval of ADCETRIS in any additional indications. For these reasons, we cannot assure you that ADCETRIS sales will continue to grow or that we can maintain sales of ADCETRIS at or near current levels. In addition, as a result of these and other factors, our future ADCETRIS product sales can be difficult to accurately predict from period to period.
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

Our ability to realize the anticipated benefits from our investment in TIVDAK is subject to a number of risks and uncertainties, including our and Genmab's ability to successfully jointly market and commercialize TIVDAK in the U.S. in its approved indication, the extent to which we and Genmab are able to convert TIVDAK's accelerated approval to regular approval in the U.S. and to obtain regulatory approvals of TIVDAK in additional indications in the U.S. and in territories outside the U.S., our and Genmab's ability to successfully comply with rigorous post-marketing requirements, including requirements related to a confirmatory trial, as a result of accelerated approval by the FDA, the acceptance of TIVDAK and its required eye care by the medical community and patients, the extent to which physicians make prescribing decisions with respect to TIVDAK, the incidence flow of patients eligible for treatment in TIVDAK’s approved indication, the duration of therapy for patients receiving TIVDAK, competition from other therapies, our and Genmab’s ability to accurately predict and supply product demand, the extent to which coverage and adequate levels of reimbursement for TIVDAK are available from governments and other third-party payors, the impact of any healthcare reform measures that may be adopted in the future, including measures that could potentially result in more rigorous coverage criteria and additional downward pressure on the price that we receive for TIVDAK, the impact of conducting launch activities virtually during the COVID-19 pandemic and other impacts resulting from the evolving effects of the COVID-19 pandemic including potential negative impacts of reduced cancer diagnosis rates. In addition, as a result of these and other factors, including the lack of any historical sales data, TIVDAK sales will be difficult to predict from period to period.
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
We have made and are continuing to make significant investments in a number of product candidates, including ladiratuzumab vedotin and disitamab vedotin, and in seeking additional regulatory approvals for our products. However, obtaining marketing approval is a lengthy, expensive and uncertain process, approval is never assured, and we have limited experience in preparing and submitting the applications necessary to gain regulatory approvals. As an organization, we have limited experience applying for regulatory approvals in jurisdictions outside the U.S. and Canada. Further, the FDA and other regulatory agencies have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for our products and product candidates, including any regulatory approvals for our products in additional indications or in additional territories. In this regard, even if we believe the data collected from preclinical studies or clinical trials of our products and product candidates are promising, the FDA or any other regulatory authority or their respective advisors may disagree with our interpretations of this data. For example, although applications for approval of PADCEV were submitted to the European Medicines Agency, or EMA, and to regulatory authorities in other jurisdictions, based on results from the EV-201 and EV-301 trials, regulatory authorities or their advisors may disagree with our interpretation of the data from these trials and/or may otherwise determine not to approve these applications in a timely manner or at all. In addition, although the FDA granted Breakthrough Therapy designation to each of PADCEV and disitamab vedotin in a particular treatment setting, these Breakthrough Therapy designations do not increase the likelihood that PADCEV or disitamab vedotin will receive marketing approval in those settings or in any other settings. In fact, it is possible that none of our product candidates will ever receive any marketing approvals or become commercial products. As a result, we may not realize the anticipated benefits of our investments in our product candidates.

Similarly, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our products in any additional indications or territories, or of any future approved product. Regulatory agencies also may approve a product for fewer or narrower indications than requested, or with a label that includes only subtypes of a particular indication rather than a more general disease classification. In addition, our products and product candidates could take a significantly longer time to gain new or initial regulatory approvals than we expect or may never gain new or initial regulatory approvals, which could delay or eliminate any potential product revenue from sales of our product candidates or of our products in any additional indications or territories and significantly delay or prevent us from achieving profitability. In this regard, part of our growth strategy is to continue to explore the use of ADCETRIS in different CD30-expressing lymphomas, to seek approval for PADCEV in additional territories outside the U.S., and to continue to explore the use of our products in additional indications. However, we and/or our collaborators may be unable to obtain any regulatory approvals for the commercial sale of any of our products in any additional indications or territories in a timely manner or at all. Although the FDA and the EMA have programs to facilitate expedited development and accelerated approval processes, these programs may not result in faster review or approval than conventional procedures and do not assure ultimate approval. For example, although the Committee for Medicinal Products for Human Use, or CHMP, granted accelerated assessment to the application for approval that we and Astellas submitted to the EMA for PADCEV, the application is being reviewed under a standard timeline to allow more time to respond to CHMP questions. In addition, as part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all regulatory submissions in a given time frame. However, the FDA does not always meet its PDUFA target action dates, and if the FDA were to fail to meet its PDUFA target action date in the future for any of our future regulatory applications, the commercialization of the affected product candidate, or of the affected product in any additional indications, could be delayed or impaired. In addition, while regulatory authorities have not to date notified us of any delays in their review of our regulatory applications and we have not yet experienced any obvious delays as a result of the effects of the COVID-19 pandemic, it is possible that we could experience delays in the timing of regulatory review and/or our interactions with regulatory authorities due to reduced working hours of governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay any approval decisions with respect to our or Merck’s regulatory applications for TUKYSA outside of the U.S., or our progress in advancing our development efforts with respect to other products and product candidates. Our interactions with regulatory authorities in other jurisdictions and across multiple products and product candidates continue but we cannot rule out the possibility of negative impacts on such interactions in the future as the effects of the pandemic continue to evolve.

Even if approved for commercial sale, our ability to realize the anticipated benefits from our investments in our product candidates and our efforts to expand the labeled indications of use and territories for our current products is subject to a number of risks and uncertainties, including our and our collaborators’ ability to successfully launch, market and commercialize our products, our reliance, in the case of PADCEV and TIVDAK, on Astellas and Genmab, respectively, to effectively jointly launch and commercialize PADCEV and TIVDAK with us, our and our collaborators’ ability to successfully comply with rigorous post-marketing requirements, the acceptance of our approved products by the medical community and patients, and the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. For example, the commercialization of PADCEV, TUKYSA and TIVDAK are at an early stage and may not be successful. In addition, the impacts of the evolving effects of the COVID-19 pandemic, including potential negative impacts of reduced cancer diagnosis rates, could limit our and our collaborators' abilities to effectively commercialize PADCEV, TUKYSA and TIVDAK. Restrictions on in-person interactions with healthcare providers will likely negatively impact our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. If we and our collaborators are unable to successfully commercialize our products, our growth prospects and our prospects for profitability would be adversely affected. Likewise, prior to TUKYSA, we had no prior experience as an organization launching or commercializing a product outside the U.S. and Canada, which could adversely affect our ability to maximize the commercial potential of TUKYSA. Further, while our TUKYSA collaboration with Merck is intended to accelerate global availability of TUKYSA, we are wholly reliant on Merck’s ability to effectively launch and commercialize TUKYSA in territories outside of the U.S., Canada and Europe, and we have limited control of Merck’s actions. In addition, in many countries, including many countries in Europe, the proposed pricing for a drug must be approved before it may be lawfully marketed, and in some cases there are additional individual country requirements, which will delay entry of a product into a market or, if pricing is not approved, will prevent us from selling a product in a country where we have received regulatory approval. The launch of a newly approved product or of an existing product in a new market, including the launch of TUKYSA in countries in Europe where TUKYSA has not yet launched, could be delayed due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure, delays in obtaining pricing and reimbursement approvals or other factors, any of which risks could be heightened by the risks and the evolving effects of the COVID-19 pandemic. If we or Merck experience delays or unforeseen difficulties due to any of these factors, planned launches in the countries in question would be delayed, which could negatively impact anticipated revenue from TUKYSA. In addition, if we or Merck are unable to obtain favorable pricing and reimbursement approvals in territories that represent significant potential markets, our anticipated revenue from and growth prospects for TUKYSA in Europe and other regions could be negatively affected.
If we or our collaborators are unable to obtain and maintain necessary or desirable regulatory approvals for our products and product candidates in a timely manner, if at all, if the FDA or other regulatory authorities do not approve product labeling that is necessary or desirable for the successful commercialization of an approved product, or if sales of an approved product do not reach the levels we expect, then our anticipated revenue from our products and product candidates and our prospects for profitability would be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

The prescribing information for each of our products includes warnings and precautions for various toxicities and reactions, including certain fatal reactions. The prescribing information for ADCETRIS also includes a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy and death can occur in patients receiving ADCETRIS. The prescribing information for PADCEV also includes a boxed warning related to the risk that severe and fatal cutaneous adverse reactions, including Stevens-Johnson syndrome and toxic epidermal necrolysis, may occur in patients receiving PADCEV. The prescribing information for TIVDAK also includes a boxed warning related to the risk that ocular toxicity may occur in patients receiving TIVDAK, and the boxed warning includes requirements for ophthalmic exams at baseline, prior to each dose, and as clinically indicated, as well as premedication and eye care. We may be required to update the prescribing information for our products, including boxed warnings, limitations of use, contraindications, warnings and precautions, and adverse reactions, based on reports of adverse events or safety concerns, or implement a Risk Evaluation and Mitigation Strategy, or REMS. Side effects and toxicities associated with our products, as well as the warnings, precautions and requirements listed in the prescribing information for our products, could affect the willingness of physicians to prescribe, and patients to utilize, our products and thus harm commercial sales of our products. Implementation of a REMS could advantage products that compete with ours or make it more difficult or expensive for us to distribute our products.
Likewise, reports of adverse events or safety concerns involving our product candidates could interrupt, delay or halt clinical trials of our product candidates, or could result in our or our collaborators’ inability to obtain regulatory approvals of our product candidates. There may still be important new or evolving facts about the safety, efficacy, and risk versus benefit of each of our product candidates which may negatively impact our ability to develop and commercialize these product candidates. For example, in response to prior safety events observed in our clinical trials of PADCEV and TIVDAK, including serious side effects and patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events could be observed in these or other trials that could delay or prevent us from advancing the clinical development of, or obtaining regulatory approvals for, our products and product candidates or require us to alter the approved labeling of our products, and may adversely affect our business, results of operations and prospects.
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

Each of our clinical trials requires the investment of substantial expense and time and the outcome of these trials is uncertain. Later-stage clinical trials may differ in significant ways from earlier stage clinical trials and may have different outcomes. Differences in earlier- and later-stage clinical trials may include changes to inclusion and exclusion criteria, efficacy endpoints and statistical design. In this regard, despite the positive initial results we and Astellas reported from the EV-103 trial, we cannot be certain that PADCEV will demonstrate sufficient efficacy in other trials, including in the EV-302 trial, other cohorts of the EV-103 trial or any future trials or cohorts. Moreover, despite the positive initial data from the EV-103 trial, PADCEV may not demonstrate sufficient efficacy in any other clinical trials in a frontline setting and may never be approved for use in any frontline setting, which would significantly delay or prevent us from achieving profitability. Likewise, despite the positive results we reported from the HER2CLIMB trial, we cannot be certain that TUKYSA will demonstrate sufficient efficacy in other trials, including the HER2CLIMB-02 trial. In addition, there may still be important facts about the safety, efficacy, and risk versus benefit of PADCEV, TUKYSA and TIVDAK that are not known to us at this time which may negatively impact our ability to develop and commercialize PADCEV, TUKYSA or TIVDAK as single agents or in combination with other agents. In this regard, there have been serious side effects and, in some cases, deaths in clinical trials for our products and product candidates that were deemed to be treatment-related by the investigators in those trials. In addition, in response to prior safety events observed in our clinical trials of PADCEV and TIVDAK, including serious side effects and patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events or our failure to generate additional efficacy data in our clinical trials that support registration could significantly impact the value of PADCEV, TUKYSA and TIVDAK to our business. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing or planned clinical trials, including in the ongoing pivotal trials for PADCEV and TUKYSA. If we or our collaborators fail to produce positive results in our ongoing or planned clinical trials of PADCEV, TUKYSA, TIVDAK or any of our product candidates, the development timeline and regulatory approval and commercialization prospects for PADCEV, TUKYSA, TIVDAK and our other product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected.
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
Clinical trials must be conducted in accordance with FDA or other applicable government guidelines and are subject to oversight by the FDA, other governmental agencies, including data protection authorities, the data safety monitoring boards for such trials and the IRBs or Ethics Committees for the institutions in which such trials are being conducted. In addition, clinical trials must be conducted with supplies of our products or product candidates produced under cGMP and other requirements in the country in which the trial is being conducted, and may require large numbers of test patients. We or our collaborators, the FDA, other governmental agencies or the applicable data safety monitoring boards, IRBs and Ethics Committees could delay, suspend, halt or modify our clinical trials of our products or any of our product candidates, for numerous reasons, including:
•the applicable product or product candidate may have unforeseen safety issues or adverse side effects, including fatalities, or a determination may be made that a clinical trial presents unacceptable health risks;
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
•the time required to determine whether the applicable product or product candidate is effective may be longer than expected;
•fatalities or other adverse events arising during a clinical trial due to medical problems that may not be related to clinical trial treatments;
•the applicable product or product candidate may not appear to be more effective than current therapies;
•the quality or stability of the applicable product or product candidate may fall below acceptable standards;
•our inability and the inability of our collaborators to produce or obtain sufficient quantities of the applicable product or product candidate to complete the trials;
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
Negative or inconclusive clinical trial results could adversely affect our ability and the ability of our collaborators to obtain regulatory approvals of our product candidates or to market our products and/or expand our products into additional indications and territories. In addition, clinical trial results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. For example, although applications for approval of PADCEV were submitted to the EMA and to regulatory authorities in other jurisdictions, based on results from the EV-201 and EV-301 trials, regulatory authorities or their advisors may disagree with our interpretation of the data from these trials and/or may otherwise determine not to approve these applications in a timely manner or at all. Moreover, adverse medical events during a clinical trial, including patient fatalities, could cause a trial to be redone or terminated, require us to cease development of a product candidate or the further development or commercialization of a product, result in our failure to expand a product into additional indications and territories, adversely affect our ability to market a product, and may result in other negative consequences to us, including the inclusion of unfavorable information in our product labeling. Further, some of our clinical trials are overseen by an independent data monitoring committee, or IDMC, and an IDMC may determine to delay or suspend one or more of these trials due to safety or futility findings based on events occurring during a clinical trial. In addition, we may be required to implement additional risk mitigation measures that could require us to suspend our clinical trials if certain safety events occur.
The successful commercialization of our products will depend on a variety of factors, including the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies, and the acceptance of our products by the medical community and patients.
Successful sales of our current and any future approved products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require increasing levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of this pricing scrutiny, we cannot be sure that we and our collaborators will achieve and maintain coverage for our products and any product candidates that we or our collaborators commercialize and, if available, that the reimbursement rates will be adequate and grant access to all eligible patients. If we or our collaborators are unable to obtain and maintain coverage and adequate levels of reimbursement for our current and any future approved products that we or our collaborators commercialize, their marketability will be negatively and materially impacted. For example, we cannot be certain that third-party payors will continue to provide coverage and adequate reimbursement for ADCETRIS in the frontline Hodgkin lymphoma indication based on the relative price and perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales. Similarly, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for PADCEV, TUKYSA or TIVDAK based on their relative price and perceived benefits as compared to alternative treatment options or otherwise, which may materially harm our and our collaborators’ ability to successfully commercialize PADCEV, TUKYSA and TIVDAK in our respective designated territories. In addition, we have experienced an increase in gross-to-net deductions that we believe is due to a shift in the locations where ADCETRIS is administered, which has increased the proportion of ADCETRIS sales subject to discounts through the federal 340B drug discount program, as well as increases in discount rates. We may also experience additional shifts from commercial payor coverage to government payor coverage in the U.S., which would further increase gross-to-net deductions.

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
Our clinical pipeline includes ladiratuzumab vedotin, disitamab vedotin and other clinical stage product candidates. In addition, we have multiple preclinical and research-stage programs that employ our proprietary technologies. We will require significant financial resources and additional personnel in order to continue to advance the development of, pursue, potentially obtain and maintain regulatory approvals for, and potentially commercialize our product candidates, if we are able to do so at all.
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
ADCETRIS, PADCEV, TIVDAK and our ladiratuzumab vedotin and disitamab vedotin product candidates are all based on antibody-drug conjugate, or ADC, technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our license agreements with AbbVie Biotechnology Ltd., or AbbVie, Astellas, Genentech, Inc., a member of the Roche Group, or Genentech, and GlaxoSmithKline LLC, or GSK, and our collaboration agreements with Takeda, Astellas, Genmab and Merck. Any failures or setbacks in our ADC development program or with respect to our additional proprietary technologies, including adverse effects resulting from the use of this technology in human clinical trials and/or the imposition of clinical holds on our trials of our product candidates, could have a detrimental impact on the continued commercialization of our products in their current or any potential future approved indications and on our product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.

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
With respect to ADCETRIS, there are several other FDA approved drugs for its approved indications. BMS’s nivolumab and Merck’s pembrolizumab are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Acrotech Biopharma’s pralatrexate and belinostat are approved for relapsed or refractory systemic anaplastic large cell lymphoma, or sALCL, among other T-cell lymphomas. Celgene's romidepsin is approved for cutaneous t-cell lymphoma. Kyowa Kirin’s mogamulizumab is approved for adult patients with relapsed or refractory mycosis fungoides or Sézary syndrome. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck conducted a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab to ADCETRIS. An interim analysis of this clinical trial demonstrated a statistically significant improvement in progression-free survival for pembrolizumab compared with ADCETRIS, resulting in a label expansion to an earlier line of therapy, and we expect increased competition from pembrolizumab in this indication. We are also aware of multiple investigational agents currently being studied that, if successful, may compete with ADCETRIS in the future. Merck is conducting a phase 2 study in newly diagnosed classical Hodgkin lymphoma. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including autologous hematopoietic stem cell transplant, allogeneic hematopoietic stem cell transplant and chemotherapy, in addition to clinical trials with experimental agents.
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
With respect to TUKYSA, there are multiple marketed products which target HER2, including the antibodies trastuzumab and pertuzumab and the antibody drug conjugate T-DM1. In addition, lapatinib is an EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer, and neratinib is an irreversible pan-HER kinase inhibitor indicated for extended adjuvant treatment and treatment of metastatic breast cancer in patients who received two or more prior anti-HER2-based regimens. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki which was approved by the FDA for patients who have received two or more prior anti-HER2-based regimens in the metastatic breast cancer setting and recently in the HER2 positive gastric cancer setting. The agent was also granted conditional marketing authorization by the EMA for the treatment of adult patients with unresectable or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens. In the coming months, fam-trastuzumab deruxtecan-nxki may receive approval in patients who have received one or more prior anti-HER2-based regimens in the metastatic breast cancer setting. MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, which was recently approved by the FDA in patients who have received at least two previous anti-HER1 regimens. Additionally, Byondis has an antibody drug conjugate, SYD985, and recently released results from its pivotal trial in metastatic breast cancer patients treated with multiple anti-HER2-based regimens.

With respect to TIVDAK, in June 2018, Merck’s pembrolizumab was approved for the treatment of recurrent or metastatic cervical cancer with disease progression on or after chemotherapy in patients whose tumors express PD-L1. We are also aware of other companies that currently have products in development for the treatment of late-stage cervical cancer which could be competitive with TIVDAK, including Agenus, BMS, Iovance Biotherapeutics, Merck, Regeneron Pharmaceuticals, Sanofi-Aventis and Roche. Regeneron Pharmaceutics announced FDA acceptance and priority review of a cemiplimab supplemental Biologics License Application, or sBLA, for the treatment of patients with recurrent or metastatic cervical cancer following progression on platinum-based chemotherapy. The sBLA is also being reviewed under the FDA’s Project Orbis initiative, allowing for concurrent review by health authorities in Brazil, Canada, Singapore, Australia, and Switzerland. In September 2021, Merck published data from the phase 3 KEYNOTE-826 trial evaluating first line treatment with pembrolizumab plus chemotherapy with or without bevacizumab demonstrating significant, clinically meaningful OS and PFS improvements regardless of PD-L1 status or concomitant bevacizumab use. In addition, Agenus announced FDA acceptance and priority review of a balstilimab Biologics License Application, or BLA, for the treatment of patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy.
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
It is possible that our competitors will succeed in developing technologies that are more effective than our products and product candidates or that would render our technology obsolete or noncompetitive, or will succeed in developing biosimilar, interchangeable or generic products for our products and product candidates. We anticipate that we will continue to face increasing competition in the future as new companies enter our market and scientific developments surrounding biosimilars and other cancer therapies continue to accelerate. We cannot predict to what extent the entry of biosimilars or other competing products will impact potential future sales of our products and product candidates.

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
We are subject to extensive ongoing obligations and continued regulatory review from applicable regulatory agencies with respect to any product for which we have obtained regulatory approval, such as continued adverse event reporting requirements and the requirement to have some of our promotional materials pre-cleared by the FDA. These post-marketing obligations may result in significant expense and limit our and our collaborators’ ability to commercialize our current and any future approved products. In addition, the use of any of our products may uncover additional adverse events that require us to update the product’s prescribing information, limit or prevent that product’s widespread use or that result in the withdrawal of that product from the market. Any problems with a product or any violation of ongoing regulatory obligations could result in restrictions on the applicable product, including the withdrawal of the applicable product from the market.
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
In addition, TIVDAK's approval from the FDA in September 2021 was pursuant to the FDA's accelerated approval program, and continued approval may be contingent upon verification and description of clinical benefit in confirmatory trials. Unfavorable results from post-marketing studies could lead to withdraw of approval of TIVDAK or require the inclusion of unfavorable safety information in our product labeling. Moreover, in connection with TIVDAK's accelerated approval, the labeling and advertising and promotion of TIVDAK are subject to additional regulatory requirements, which will entail significant expense and could negatively impact the commercialization of TIVDAK.
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
The policies of the FDA and other regulatory agencies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or of our products in any additional indications or territories, or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are not able to maintain regulatory compliance, we or our collaborators might not be permitted to market our current or any future approved products and our business would suffer.
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
The federal government has implemented reforms to government healthcare programs in the U.S., including changes to the methods for, and amounts of, Medicare reimbursement and changes to the Medicaid Drug Rebate Program. For example, in November 2020, the Centers for Medicare & Medicaid Services issued an interim final rule that would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. While the implementation of the interim final rule is currently enjoined, the Biden administration will continue to pursue and implement measures similarly aimed at reducing pharmaceutical drug pricing. Proposed changes to the Medicare Part B program requiring rebates for discarded drug products could increase potential rebates. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The Biden administration recently announced an Executive Order that includes initiatives to support the implementation of Canadian drug importation and reduce drug prices. In response to President Biden’s Executive Order, on September 9, 2021, the U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process.
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
Our operations may be directly or indirectly subject to various healthcare laws, including, without limitation, the federal Anti-Kickback Statute, federal civil and criminal false claims laws, regulations prohibiting off-label promotions and federal transparency requirements. These laws may impact, among other things, the sales, marketing and education programs for our products and any future approved products.
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

We are subject to stringent and changing obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, a disruption of our business operations, reputational harm and other adverse business impacts.
In the ordinary course of business, we process personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and other sensitive third-party data. We are subject to numerous privacy and data protection laws and regulations governing personal data and other sensitive information, including healthcare information. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these security standards, even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. The laws are not consistent, and states are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act, or the CCPA, which became effective on January 1, 2020. Additionally, the California Privacy Rights Act, or the CPRA, was passed in November 2020 and will take effect in January 2023 (with a look back for certain rights to January 2022). The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. We may also be subject to additional U.S. privacy regulations in the future, including the Virginia Consumer Data Protection Act and the Colorado Privacy Act, both of which become effective in 2023.
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
EU member countries and other jurisdictions, including Switzerland, the United Kingdom, or the U.K., and Canada, have adopted data protection laws and regulations which impose significant compliance obligations. For example, the use and international transfer of personal data collected in the EU is governed by the provisions of the EU General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR has increased our responsibility and potential liability in relation to all types of personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. Local data protection authorities can also have different interpretations of the GDPR, leading to potential inconsistencies amongst various EU member states.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. One of the primary safeguards enabling U.S. companies to import personal information from Europe had been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the EU, or the CJEU, invalidated the EU-U.S. Privacy Shield last year. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the EC’s Standard Contractual Clauses, or SCCs, provide sufficient protection for personal data transferred from Europe to the U.S. or most other countries without analyzing each transfer and implementing supplementary measures to protect the data. As a result of the CJEU’s decision, the EC issued new SCCs in June 2021 that repeal and replace the previous clauses. Companies relying on the SCCs for transfers have until December 2022 to implement the new clauses. Following recommendations from the European Data Protection

Board, we are reviewing personal data transfers from the EU and adding the new SCCs and supplementary measures. Since local data protection authorities can interpret GDPR and the CJEU’s decision differently, there is no definitive set of controls that can ensure GDPR compliance across Europe or our business operations. At present, there are few, if any, viable alternatives to the SCCs. Where appropriate, we rely on individuals’ explicit consent to transfer their personal information from Europe to the U.S. and other countries. In addition, we rely on inter-company SCCs to provide appropriate safeguards for such transfers. Authorities in Switzerland and the U.K., whose data protection laws are similar to those of the EU, also invalidated use of the Swiss-U.S. Privacy Shield. The U.K.'s departure from the EU, known as Brexit, has created additional uncertainty with regard to data protection regulation in the U.K., as the U.K.'s data protection authority intends to implement its own set of SCCs. If we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or if, upon review by authorities, our existing compliance solutions are found to be insufficient, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing and/or transferring personal information from Europe. The inability to import personal information from the European Economic Area, U.K. or Switzerland could restrict our clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws, interfere with our ability to hire employees in Europe and require us to increase our data processing capabilities in Europe at significant expense.
In addition, we may be subject to other foreign data privacy and security laws. For example, on August 20, 2021, the Standing Committee of the National People’s Congress of the People’s Republic of China promulgated the Personal Information Protection Law, or PIPL. The PIPL takes effect on November 1, 2021 and imposes various controls on entities and individuals that decide the purpose, methods and such other matters of personal information processing, similar to the GDPR and CCPA. In particular, the PIPL sets out personal information localization requirements, along with rules regarding the transfer of personal information outside of the PRC, which may require assessment and/or approval by the PRC Cyberspace Administration, certification by professional institutions or entering into contracts with and supervising overseas recipients. Violations of the PIPL may lead to an administrative fine of up to RMB 50 million or 5% of turnover in the last year. The PIPL could increase our potential liability.
In any event, our failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data protection, marketing or communications) to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data protection, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulations, legislative actions or changes in interpretation of existing laws or regulations regarding privacy and data protection, together with applicable industry standards, may increase our costs of doing business. In this regard, we expect that there will continue to be new laws, regulations and industry standards relating to privacy and data protection in the U.S., the EU and other jurisdictions, and we cannot determine the impact such new laws, regulations and standards may have on our business.

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
We are continuing to expand our operations internationally. For example, we launched TUKYSA in certain countries in Europe and are continuing to build our commercial infrastructure in Europe. In this regard, we currently have multiple subsidiaries in jurisdictions outside the U.S., including a number of subsidiaries in Europe, and plan in the future to have subsidiaries in additional jurisdictions. Our business activities outside of the U.S. are and will continue to be subject to the FCPA, which is described above, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we currently and may in the future operate, including the recently established French Anti-corruption Law on Transparency, Fight against Corruption and the Modernization of the Economy, referred to as Sapin II. In Europe, national anti-corruption laws prohibit giving, offering, or promising bribes to any person, including foreign government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. Various European anti-corruption laws have broad extraterritorial reach and therefore we may be subject to those laws even if we do not have an established entity in those countries and we may be held liable for bribes given, offered or promised to any person, including private persons, by employees and persons associated with us in order to obtain or retain business or a business advantage. In the course of conducting operations internationally, we have established, and will need to continue to establish and expand, business relationships with various third parties, such as independent contractors, distributors, vendors, and advocacy groups. We also interact with physicians, which are generally considered foreign officials in Europe, as well as with regulatory authorities who may be deemed to be foreign officials under the FCPA or similar laws of other countries that may govern our activities. Any interactions with any such third parties that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the U.S. are found to be in violation of the FCPA, the Sapin II or other similar laws, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, results of operations and growth prospects. We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. In this regard, EU member states and other jurisdictions outside the U.S., including Switzerland, have adopted data protection laws and regulations, such as the GDPR, which impose significant compliance obligations. Failure to comply with these laws could lead to government enforcement actions and significant penalties against us, which could have a material adverse effect on our business, results of operations and growth prospects.
Enhanced governmental and private scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer patient assistance programs may require us to modify our patient assistance program and could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
We have a patient assistance program that provides reimbursement support offerings and free products to financially needy patients. These types of programs, designed to assist patients in affording pharmaceuticals, continue to be the subject of scrutiny by the U.S. government. In recent years, some pharmaceutical manufacturers were named in lawsuits challenging the legality of their patient assistance programs and support of independent charitable patient support foundations under a variety of federal and state laws. Our patient assistance program could become the target of similar litigation. At least one insurer also has directed its network pharmacies to no longer accept manufacturer co-payment coupons for certain specialty drugs the insurer identified. In addition, certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs. Some state legislatures have also been considering proposals that would restrict or ban co-pay coupons.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, the U.S. Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely is inherently fluid and unpredictable. With respect to the COVID-19 pandemic, it is possible that we could experience delays in the timing of regulatory review and/or our interactions with regulatory authorities due to reduced working hours or absenteeism of governmental employees or by the diversion of authorities’ efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay any approval decision with respect to the regulatory applications we and Astellas submitted for PADCEV, or our progress in advancing our development efforts with respect to other products and product candidates. Our interactions with regulatory authorities in other jurisdictions and across multiple products and product candidates continue but we cannot rule out the possibility of negative impacts on such interactions in the future as the pandemic continues to evolve.

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
We have established collaborations with third parties to develop and market each of our products and some of our current and future product candidates. Because control of development and commercialization is shared with our collaborators under these collaborations, we do not have sole discretion and control over the development and commercialization of the applicable products and product candidates. For example, we entered into a collaboration agreement with Takeda in December 2009 that granted Takeda rights to develop and commercialize ADCETRIS outside of the U.S. and Canada, and we entered into a collaboration agreement with Merck in September 2020 that granted Merck rights to develop and commercialize TUKYSA outside of the U.S., Canada and Europe. In addition, we have entered into collaborations with Astellas for the development and commercialization of PADCEV, with Genmab for the development and commercialization of TIVDAK, and with Merck for the development and commercialization of ladiratuzumab vedotin. Our collaborations also include clinical trial collaborations to develop, in combination, our product or product candidates and the products or product candidates of one or more third parties. For example, we have clinical trial collaborations with BMS to evaluate the combination of nivolumab with ADCETRIS in various settings and with Merck to evaluate the combination of pembrolizumab in combination with PADCEV in various settings.
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
Our dependence on collaborative arrangements to assist in the development and commercialization of our products and some of our product candidates and on license arrangements for the development and commercialization of other product candidates utilizing or incorporating our technologies subjects us to a number of risks, including:
•we are not able to control the amount and timing of resources that our collaborators and licensees devote to the development or commercialization of products and product candidates under a collaboration or license agreement, including ADCETRIS, PADCEV, TUKYSA and TIVDAK;
•disputes may arise between us and our collaborators or licensees that result in the delay or termination of the research, development or commercialization of the applicable products and product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;
•with respect to collaborations under which we have an active role, we may have differing opinions, processes or priorities than our collaborators, or we may encounter challenges in joint decision making and joint execution, including with respect to any joint development or commercialization plans or co-promotion activities, which may delay or otherwise harm the research, development, launch or commercialization of the applicable products and product candidates, including ADCETRIS, PADCEV, TUKYSA and TIVDAK;
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
If our collaborative and license arrangements are not successful as a result of any of the above factors, or any other factors, then our ability to advance the development and commercialization of the applicable products and product candidates and to otherwise generate revenue from these arrangements and to become profitable will be adversely affected, and our business and business prospects may be materially harmed. In particular, if Takeda or Merck were to terminate the ADCETRIS collaboration or the TUKYSA collaboration, respectively, which they may do for any reason upon prior written notice to us, we would not receive milestone payments, co-funded development payments or royalties for the sale of ADCETRIS outside the U.S. and Canada or for TUKYSA outside the U.S., Canada and Europe. As a result of any such termination, we may have to engage another collaborator to complete the ADCETRIS or TUKYSA development process and to commercialize ADCETRIS or TUKYSA in our collaborators’ current territories, or to complete the development process and undertake commercializing ADCETRIS or TUKYSA in our collaborators’ current territories ourselves, either of which could significantly delay the continued development and commercialization of ADCETRIS or TUKYSA and increase our costs. Similarly, Astellas, Genmab and Merck each have the right to opt out of their co-development obligations relating to PADCEV, TIVDAK and ladiratuzumab vedotin, respectively. If Astellas, Genmab or Merck were to opt out of their co-development collaborations with us, this would significantly delay the commercialization and development of PADCEV or TIVDAK or the development of ladiratuzumab vedotin, as applicable, and increase our costs. Any of these events could significantly harm our financial position, adversely affect our stock price and require us to incur all the costs of developing and commercializing the applicable product or product candidate, which would otherwise be co-funded by our collaboration partners. Moreover, the success of PADCEV and TIVDAK will depend, in part, on our ability to effectively jointly commercialize PADCEV and TIVDAK with Astellas and Genmab, respectively, in accordance with our joint commercialization obligations and joint commercialization plans. The success, if any, of our joint commercialization efforts with Astellas and Genmab, as well as the activities of Astellas and Genmab, will significantly impact the commercialization of PADCEV and TIVDAK, respectively. The product candidates being developed under our collaboration and license agreements are in various stages of development and we cannot guarantee that any of the product candidates under our collaborations will be successful. In this regard, certain of our ADC licensees have advanced product candidates utilizing or incorporating our ADC technology to later stage clinical trials that were not successful. In the future, we may not be able to locate third-party collaborators to assist in commercializing any future products in regions outside the U.S., and we may lack the capital and resources necessary to market these products in certain regions outside the Unites States alone.

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

For the monoclonal antibody used in ADCETRIS, we have contracted with AbbVie for clinical and commercial supplies. For the drug linker used in ADCETRIS, we have contracted with Millipore Sigma, an affiliate of Merck KGaA, for clinical and commercial supplies. We have multiple contract manufacturers for conjugating the drug linker to the antibody and producing the ADCETRIS product. We rely on Astellas to supply PADCEV for our clinical trials and for commercial sale, and Astellas oversees the manufacturing supply chain for PADCEV. With respect to TUKYSA, we rely on multiple contract manufacturers and other third parties to perform manufacturing services for us including Sterling Pharma Solutions Limited for production of the starting materials for TUKYSA, Esteve Quimica to produce the active pharmaceutical ingredient, Hovione to complete spray drying and Corden Plankstadt to produce the tablets for TUKYSA. We also rely on multiple contract manufacturers and other third parties to perform manufacturing services for us with respect to TIVDAK. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce and store sufficient quantities of ADCETRIS, TUKYSA and TIVDAK, and on Astellas and other third parties to produce and store sufficient quantities of PADCEV, for use in our clinical trials and for commercial sale. If our contract manufacturers, collaborators or other third parties fail to deliver our products for clinical use or sale on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacement manufacturers or to develop our own manufacturing capabilities, we may bear costly losses or be required to delay or suspend clinical trials or otherwise delay or discontinue development, production and sale of our products. With respect to TUKYSA specifically, we have limited prior experience as an organization manufacturing TUKYSA and small molecule drug products generally, and have relatively new working relationships with many of the third-party manufacturers involved in TUKYSA manufacture. These factors increase the chance that we could encounter manufacturing challenges that could increase our costs, cause delays or otherwise negatively impact our business. Moreover, there are a limited number of facilities in which each of our products can be produced, and any interruption of the operation of those facilities due to the risks and evolving effects of the COVID-19 pandemic or other events such as equipment malfunction or failure or damage to the facility by natural disasters or as the result of regulatory actions or contractual disputes could result in the cancellation of shipments, loss of product in the manufacturing process, a shortfall in product supply, or limit our or our collaborators’ ability to sell our products. Further, we and our collaborators depend on outside vendors for the supply of raw materials used to produce our products. If the third-party suppliers were to cease production or otherwise fail to supply us or our collaborators with quality raw materials and we or our collaborators were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our products manufactured to meet clinical and commercial requirements would be adversely affected. While we believe that the existing supplies of PADCEV and Astellas’ contract manufacturing relationships will be sufficient to accommodate current clinical and commercial needs, we or Astellas may need to obtain additional manufacturing arrangements or increase manufacturing capability to meet potential future commercial needs with respect to PADCEV, which could require additional capital investment by us or cause us potential delays if Astellas encounters challenges in negotiating commercially reasonable arrangements with these manufacturers. While we believe that the existing supplies of TUKYSA and TIVDAK will be sufficient to accommodate current clinical and forecasted commercial needs at this time, we may need to put in place additional manufacturing arrangements or expand our current manufacturing arrangements with third-party manufacturers to meet potential future commercial needs and we cannot assure you that we can enter into such arrangements on commercially reasonable terms or at all. Forecasting demand for a new product can be challenging and in the event demand for TUKYSA or TIVDAK exceeds our estimates or in the event that our commercial manufacturers of TUKYSA or TIVDAK encounter unexpected failures or setbacks in completing manufacturing services in accordance with applicable quality standards, our commercialization of TUKYSA or TIVDAK could be negatively impacted by short-term product supply challenges, which would adversely impact our TUKYSA or TIVDAK revenues and could negatively affect our relationships with patients and healthcare professionals. In addition, any failures or delays in manufacturing adequate product supplies and in putting in place or expanding our manufacturing and supply infrastructure could delay or impede our and Merck’s ability to launch and commercialize TUKYSA in additional markets where TUKYSA has obtained regulatory approval and any other markets where it may obtain regulatory approval, if any. While we do not currently anticipate disruptions to the supply of our products due to the evolving effects of the COVID-19 pandemic, if the COVID-19 pandemic continues for an extended period of time or the effects of the COVID-19 pandemic become more severe, or any of the parties in our supply chain are adversely impacted by the evolving effects of the COVID-19 pandemic, such as staffing shortages, productions slowdowns and/or disruptions in delivery systems, then there could be disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products. Any supply disruptions would adversely impact our ability to generate sales of and revenues from our products, and our business, financial condition, results of operations and growth prospects could be materially adversely affected. Further, in connection with the COVID-19 pandemic and in an effort to increase the wider availability of needed medical and other supplies and products, we and our third-party suppliers may elect to or governments may require us or our third-party suppliers to allocate raw materials used in manufacturing or manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our ability to have our products manufactured to meet clinical and commercial requirements.

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
In order to obtain regulatory approval of any product candidate or regulatory approval for any product in a new jurisdiction, we or our supplier or suppliers for that product or product candidate must obtain approval to manufacture and supply product, in some cases based on qualification data provided as part of a BLA, a New Drug Application, or NDA, or another application for regulatory approval. In addition, the manufacturing facilities utilized to manufacture the product or product candidate will be subject to pre-approval regulatory inspections. Any delay in generating, or failure to generate, data required in connection with submission of the chemistry, manufacturing and controls, or CMC, portions of any BLA, NDA or other application for regulatory approval, or challenges in the regulatory inspection process, could negatively impact our ability to meet our anticipated submission dates, result in delay in any approval decisions and/or negatively affect our ability to obtain regulatory approval at all. Any failure of us, our collaborators or a manufacturer to obtain approval from a regulatory authority to manufacture and supply product or any delay in obtaining and distributing adequate supplies of a newly-approved product, including PADCEV, TUKYSA and TIVDAK, on a timely basis or in accordance with applicable specifications and local requirements could negatively impact our ability to successfully launch and commercialize the applicable product or product candidate and to generate sales of that product or product candidate at the levels we expect. We or our collaborators may also encounter difficulties in meeting the regulatory requirements applicable to the manufacturing process for these agents, in managing the additional complexity of manufacturing for a number of markets outside the U.S. or in responding to changes in the amount or timing of supply needs. Any failures or delays to meet these requirements could substantially delay or impede our ability to obtain regulatory approvals for and to market these agents, which could negatively impact our operating results and adversely affect our business.
To date, we have depended on a small number of collaborators for a substantial portion of our revenue. The loss of any one of these collaborators or changes in their product development or business strategy could result in a material decline in our revenue.
We have collaborations with a limited number of companies. To date, a substantial portion of our revenue has resulted from payments made under agreements with our corporate collaborators, and although product sales currently comprise a greater proportion of our revenue, we expect that a portion of our revenue will continue to come from corporate collaborations. Even though we market ADCETRIS in the U.S. and Canada, our revenues still depend in part on Takeda’s ability to market ADCETRIS outside of the U.S. and Canada. Likewise, even though we market TUKYSA in the U.S., Canada and certain countries in Europe, our revenues will still depend in part on Merck’s ability and willingness to market TUKYSA outside of the U.S., Canada and Europe. In addition, our revenues from PADCEV product sales depend in part on our and Astellas’ ability to effectively jointly commercialize PADCEV in the U.S., and on Astellas’ ability and willingness to market PADCEV in Astellas’ territories. The loss of our collaborators, especially Takeda, Astellas or Merck, changes in product development or business strategies of our collaborators, or the failure of our collaborators to perform their obligations under their agreements with us for any reason, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our financial performance. Payments under our existing and potential future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.
We are dependent upon a small number of distributors for a significant portion of our net sales, and the loss of, or significant reduction or cancellation in sales to, any one of these distributors could adversely affect our operations and financial condition.
We sell ADCETRIS, PADCEV and TIVDAK through a limited number of specialty distributors. Healthcare providers order ADCETRIS, PADCEV and TIVDAK through these distributors. We receive orders from distributors and generally ship product directly to the healthcare provider. We sell TUKYSA through a distribution network of specialty pharmacies, integrated delivery network hospitals and practices that dispense in the office. These distributors and distribution network partners do not set or determine demand for our products; however, our ability to effectively commercialize our products will depend, in part, on their performance. Although we believe we can find alternative distributors and partners on relatively short notice, the loss of a major distributor or partner could materially and adversely affect our results of operations and financial condition. In addition, business disruptions arising from the COVID-19 pandemic could negatively affect the ability of some of our distributors or distribution network partners to pay amounts owed to us in a timely manner or at all.

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
Our business is currently being adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic. In accordance with guidance issued by the Centers for Disease Control and Prevention, the World Health Organization and local authorities, beginning in March 2020, we implemented a mandatory work-from-home policy for employees who can perform their jobs offsite. We continued our essential research, manufacturing and laboratory activities onsite, and we recently began to allow additional U.S. office-based employees who have been fully vaccinated to return to the office on a voluntary and limited basis. We maintain a number of precautionary measures designed to protect our on-site employees, such as enhanced facilities cleaning, lower concentrations of staff, contact tracing and making testing available. In addition, in accordance with guidelines from government authorities, we have additional precautionary measures for facilities with essential research, manufacturing and laboratory staff, a small number of whom may not be fully vaccinated. These additional measures include temperature checks, screening protocols, masks and social distancing. However, if we are unable to obtain adequate supplies of personal protective equipment due to shortages or encounter other challenges related to the evolving COVID-19 pandemic, we may have to place or may experience additional limitations on our in person activities. In addition, our ongoing increased reliance on personnel working from home may present operational and workplace culture challenges, negatively impact productivity or disrupt, delay or otherwise adversely impact our business. This could also increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. In addition, our oversight of third-party manufacturers is currently being conducted by virtual means, which may increase the chance of a manufacturing quality issue. Impacts related to the COVID-19 pandemic could materially and adversely affect our business, our ability to generate sales of and revenues from our approved products, and our ability to advance the development of our products and product candidates, as described elsewhere in this “Risk Factors” section. The magnitude of such impacts will depend, in large part, on the ultimate duration and severity of the evolving effects of the COVID-19 pandemic.
The effects of the COVID-19 pandemic continue to rapidly evolve. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, the current recession or additional market corrections resulting from the effects of the COVID-19 pandemic could materially affect our business and the value of our common stock. The extent to which the evolving effects of the COVID-19 pandemic impact our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence. These may include developments relating to the continued spread of the Delta variant and the potential emergence of other variants that may prove to be especially contagious or virulent, the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, sales of our products, our clinical and regulatory activities, our research programs, healthcare systems or the global economy as a whole. However, these effects could materially and adversely affect our business, financial condition, results of operations and growth prospects. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affect our business, financial condition, results of operations and growth prospects, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section. It is also possible that future global pandemics could also occur and also materially and adversely affect our business, financial condition, results of operations and growth prospects.

If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.
We have experienced and expect to continue to experience significant growth in the number of our employees and in the scope of our operations, including in connection with our transition into a multi-product oncology company, our operation of a manufacturing facility and our continuing international expansion. In this regard, the anticipated continued growth of ADCETRIS, the continued commercialization of PADCEV and TUKYSA, the launch and commercialization of TIVDAK, and the potential launch and commercialization of any other future approved products may require further expansion of our sales force and commercial organization. We may need to commit significant additional funds, management time and other resources to the growth of our commercial organization. In addition, our ongoing expansion in Europe will continue to require the expansion of other functions, including clinical development, drug safety, quality, finance and compliance. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner or at all. Any of these factors could negatively impact our ability to successfully launch and commercialize TUKYSA in Europe or to successfully launch and commercialize TIVDAK or any future newly-approved product and could harm the commercial potential of our current and any future approved products. In any event, this rapid growth and additional complexity places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. In particular, we are using new distribution channels for TUKYSA that require us to implement additional control systems to monitor inventory that has been purchased by specialty pharmacies and not yet dispensed to patients. A failure to correctly implement and monitor these new control systems could result in a control failure or error in our financial accounting. In addition, this growth places significant demands on our third party suppliers and they may not have the resources and personnel to adequately support our commercial plans and launch needs, including in regions outside the U.S. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies, control deficiencies, compliance issues or other problems. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. Likewise, we could experience limitations on our ability to recruit, hire and retain personnel at all levels of the organization as a result of the COVID-19 pandemic, and without reductions in the pace, scale or complexity of our business, this could result in strain on our staff, loss of talent, failure to capitalize fully on opportunities, control deficiencies and other challenges, which could adversely affect our business, financial condition, results of operations and prospects. In addition, the physical expansion of our operations may lead to significant costs and may divert our management and capital resources. If we are unable to manage our growth effectively, or are unsuccessful in recruiting and retaining qualified management personnel, our business, financial condition, results of operations and prospects may be adversely affected.
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
As a result of our expanding international operations, including our expanding commercial presence in Europe and Canada, our business and corporate structure has and will become substantially more complex. In addition, as a business, we do not have significant experience conducting operations outside of the U.S. and Canada. There can be no assurance that we will effectively manage the increased complexity and broader scope of our operations without experiencing operating inefficiencies, delays, control deficiencies, compliance issues or other problems. Significant management time and effort will be required to effectively manage the increasing complexity and broader scope of our operations, and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, since a portion of the regulatory framework in the U.K. is derived from EU directives and regulations, Brexit, has had, and will continue to have, an impact upon the regulatory regime applicable to potential future marketing authorizations for our products and product candidates. In particular, a separate U.K. marketing authorization is required to market our product candidates in Great Britain. In addition, it is unclear what additional financial, trade, regulatory and legal implications the withdrawal of the U.K. from the EU may have on us. These and other risks described elsewhere in these risk factors associated with expanding our international operations could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We have engaged in, and may in the future engage in, strategic transactions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.
We actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses. Our recent in-license of development and commercialization rights to disitamab vedotin, and any potential future acquisitions or in-licensing transactions, entail numerous risks, including but not limited to:
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

As a result of these or other problems and risks, businesses, technologies or products we acquire or invest in or obtain licenses to may not produce the revenues, earnings or business synergies that we anticipated, acquired or licensed product candidates or technologies, such as disitamab vedotin, may not result in regulatory approvals, and acquired or licensed products may not perform as expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we have made or may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the negative costs or other negative effects on our business. Failure to manage effectively our growth through acquisitions or in-licensing transactions, such as our recent in-license of development and commercialization rights to disitamab vedotin, could adversely affect our growth prospects, business, results of operations, financial condition, and cash flow.
In addition, we may spend significant amounts, issue dilutive securities, assume or incur significant debt obligations, incur large one-time expenses and acquire intangible assets or goodwill in connection with future acquisitions and in-licensing transactions that could result in significant future amortization expense and write-offs. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Other pharmaceutical companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for these opportunities. Even if appropriate opportunities are available, we may not be able to successfully identify them or we may not have the financial resources necessary to pursue them, and if pursued, we may be unable to structure and execute transactions in the anticipated timeframe, or at all.
Even if we are able to successfully identify and acquire complementary products, technologies or businesses, we cannot assure you that we will be able to successfully manage the risks associated with integrating acquired products, technologies or businesses or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing transaction. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, including in connection with our recent in-license of development and commercialization rights to disitamab vedotin, could have a material adverse effect on our business and adversely affect our results of operations and financial condition. Additionally, we may not realize the anticipated benefits of such transactions, including the possibility that expected synergies and accretion will not be realized or will not be realized within the expected time frame.
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
In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled scientific, technical and managerial employees. In order to continue to commercialize our products, and advance the development and commercialization of our additional product candidates, we will be required to expand our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development, sales and marketing, both in the U.S. and in Europe. We continue to face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions, and with increasing reliance on remote work arrangements, the geographic market in which we compete for talent is expanding. Our ability to attract and retain talent in this competitive environment may be further complicated by evolving employment trends arising from the COVID-19 pandemic, including an increased preference for remote, alternative or flexible work arrangements. Our failure to compete effectively in this area could negatively affect our sales of our current and any future approved products. To the extent we are not able to retain these individuals on favorable terms or attract any additional personnel that may be required, our business may be harmed. For example, we may not be successful in attracting or retaining key personnel necessary to effectively commercialize PADCEV, TUKYSA and TIVDAK, to continue to build and operate our commercial infrastructure in Europe or to support the potential launch and commercialization of our product candidates, alone or jointly with our collaborators, if we receive regulatory approval. If our commercial organization is not appropriately sized or equipped to adequately market our current and any future approved products, the commercial potential of our current and any future approved products may be diminished, and our business and prospects for profitability may be adversely affected.

If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of customers or sales.
We and our third-party collaborators, including contract research organizations, service providers, and contractors, rely on information technology systems to keep financial records, capture laboratory data, process and maintain personal data and other sensitive information, commercial sales data and corporate records, communicate with staff and external parties and operate other critical functions. The effects of the COVID-19 pandemic have intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely and our increased reliance on personnel working from home could increase our cybersecurity risk.
The secure processing, maintenance and transmission of personal data and other sensitive information is critical to our operations. Despite our security measures, our information technology and infrastructure, and those of our third-party collaborators, are potentially vulnerable to damage from computer viruses, cyber attacks, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical study or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.
In addition to traditional computer “hackers” and threat actors, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data (including sensitive customer information), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services.
Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Although, to our knowledge, we have not experienced any material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. While we have taken steps to protect the security of the sensitive information that we handle, including personal data and other sensitive information, there can be no assurance that any security measures that we have implemented will be effective against current or future security threats. Our security measures could fail and result in unauthorized, accidental or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our data, including personal data. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay clinical development of our product candidates.

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
•the timing, cost and level of investment in our research and development, pre-commercialization and other activities involving our products and product candidates by us or our collaborators; and
•expenditures we will or may incur to develop and/or commercialize any additional products, product candidates, or technologies that we may develop, in-license, or acquire.
In addition, even if we and/or our collaborators are able to obtain regulatory approvals for our product candidates, due to the lack of any historical sales data from the commercialization of any of our product candidates, sales of a newly-approved product such as PADCEV, TUKYSA or TIVDAK will be difficult to predict from period to period. As a result, sales results or trends for PADCEV, TUKYSA, TIVDAK or any future approved products in any period may not necessarily be indicative of future performance. In any event, if we are unable to obtain and maintain necessary or desirable regulatory approvals for our products and product candidates, including for ADCETRIS, PADCEV, TUKYSA and TIVDAK, in a timely manner, if at all, if the FDA or other regulatory authorities do not approve product labeling that is necessary or desirable for the successful commercialization of an approved product, if we are unable to obtain favorable pricing and reimbursement approvals in countries that represent significant markets or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our products and product candidates and our prospects for profitability would be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Moreover, we have entered into collaboration and license agreements with other companies that include development funding and milestone and royalty payments to us, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will also depend on development funding and the achievement of development and clinical milestones under our existing collaboration and license agreements, including, in particular, our ladiratuzumab vedotin and TUKYSA collaborations with Merck, as well as entering into potential new collaboration and license agreements. These upfront and milestone payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.
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
We have incurred substantial net losses in each of our years of operation, other than the year ended December 31, 2020. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting clinical trials of our products and product candidates as well as commercializing our products for the treatment of patients in their approved indications. In addition, we expect to make substantial expenditures to further develop and potentially commercialize our product candidates. For example, in connection with our recent in-license of development and commercialization rights to disitamab vedotin, we have incurred and expect to continue to incur substantial expenses, including to further develop and potentially commercialize disitamab vedotin. We may also pursue new operations or continue the expansion of our existing operations, including with respect to the continued development of our commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. Accordingly, even though we reported net income for the year ended December 31, 2020 due to the collaboration and license agreement revenues related to the agreements we entered into with Merck during 2020, we nonetheless expect to incur net losses in the future and may not achieve sustained profitability for some time, if at all. Although we recognize revenue from product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our future operating results are difficult to predict. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We may need to raise additional capital that may not be available to us.
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our development, commercialization activities, invest in our facilities, and expand globally, which may require us to raise additional capital. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to the continued development of our commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. Our commitment of resources to the continuing development, regulatory and commercialization activities for our products, the research, continued development and manufacturing of our product candidates, our pursuit of regulatory approvals for and preparing to potentially launch and commercialize our product candidates, and the anticipated expansion of our pipeline and operations may require us to raise additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. We may seek additional funding through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs, which may adversely affect our business and operations. Our future capital requirements will depend upon a number of factors, including:
•the level of sales and market acceptance of our products and any future approved products;
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
•the costs associated with past and potential future acquisitions or licenses of additional technologies, products, or companies as well as licenses we may need to commercialize our current or any future approved products;
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
As of September 30, 2021, we carried $541.1 million of intangible assets, net and goodwill on our condensed consolidated balance sheet. Our intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
Risks Related to Our Common Stock
Our stock price is volatile and our shares may suffer a decline in value.
The market price of our stock has in the past been, and is likely to continue in the future to be, very volatile. During the nine months ended September 30, 2021, our closing stock price fluctuated between $135.08 and $190.80 per share. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:
•the levels of product sales;
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
•announcements regarding, or negative publicity concerning, adverse events or safety concerns associated with the use of our products or product candidates;
•issuance of new or changed analysts’ reports and recommendations regarding us or our competitors;
•termination of or changes in our existing collaborations or licensing arrangements, or establishment of new collaborations or licensing arrangements;
•our failure to achieve the perceived benefits of our strategic transactions, including our recent in-license of development and commercialization rights to disitamab vedotin, as rapidly or to the extent anticipated by financial analysts or investors;
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
Sales of a substantial number of shares of our common stock into the public market, including sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-related securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2021, we had 182,801,428 shares of common stock outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs, which issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances by us of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares, or the perception that these sales might occur, could also adversely affect the market price of our common stock.
Moreover, we have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our September 2015 public offering of common stock, we entered into a registration rights agreement with entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, that together, based on information available to us as of September 30, 2021, collectively beneficially owned approximately 26% of our common stock. Under the registration rights agreement, if at any time and from time to time the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended, or the Securities Act, we would be obligated to effect such registration. In December 2020, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 47,366,602 shares of our common stock held by the Baker Entities. Our registration obligations under the registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, will continue in effect for up to ten years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. Accordingly, we expect to register additional shares held by the Baker Entities for resale from time to time, including in certain cases, shares that we have previously registered for resale by the Baker Entities, whether in connection with the expiration of registration statements that we previously filed with the SEC or otherwise. If the Baker Entities, by exercise of these registration and/or underwriting rights and our registration of shares held by the Baker Entities for resale from time to time, or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, including in connection with our registrations of shares held by the Baker Entities for resale, this could adversely affect the market price of our common stock. We have also filed registration statements to register the sale of our common stock reserved for issuance under our equity incentive and employee stock purchase plans. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Our existing stockholders have significant control of our management and affairs.
Based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Exchange Act, and our outstanding shares of common stock as of September 30, 2021, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 52% of our voting power as of September 30, 2021. As a result, these stockholders, acting together, are able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
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

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1†	License Agreement dated as of August 8, 2021 between RemeGen Co. Ltd. and Seagen Inc.	8-K	000-32405	2.1	9/21/2021
3.1	Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.3	5/26/2011
3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.1	10/8/2020
3.4	Amended and Restated Bylaws of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.1	1/16/2020
4.1	Specimen Stock Certificate.	10-K	000-32405	4.2	2/12/2021
4.2	Investor Rights Agreement dated July 8, 2003 among Seagen Inc. (f/k/a Seattle Genetics, Inc.) and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement dated September 10, 2015 between Seagen Inc. (f/k/a Seattle Genetics, Inc.) and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+†	Ninth Amendment to Development and Supply Agreement effective as of August 28, 2016 between Seagen Inc. (f/k/a Seattle Genetics, Inc.) and AbbVie Inc. (formerly part of Abbott Laboratories Inc.)	—	—	—	—
10.2+†	Commercial Supply Agreement between Hovione Farmaciencia, SA and Seagen Inc. dated July 1, 2021.	—	—	—	—
10.3+*	Form of Performance-Based Stock Unit Grant Notice and Stock Unit Agreement for employees under the Amended and Restated 2007 Equity Incentive Plan (approved August 16, 2021).	—	—	—	—
10.4+*	Form of Stock Option Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved August 16, 2021).	—	—	—	—
10.5+*	Form of Stock Option Agreement for Non-U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved August 16, 2021).	—	—	—	—
10.6+*	Form of Stock Unit Grant Notice and Stock Unit Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved August 16, 2021).	—	—	—	—
10.7+*	Form of Stock Unit Grant Notice and Stock Unit Agreement for Non-U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved August 16, 2021).	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	—	—	—	—

+	Filed herewith.
†	Certain confidential information contained in this Exhibit, marked by brackets in the Exhibit, has been omitted, because it is both not material and is the type that the registrant treats as private or confidential.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGEN INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	October 28, 2021