Form 10-K
period 2021-12-31
Seagen Inc.
filed 2022-02-09
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $21.0 billion as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Global Select Market reported for such date. Excludes an aggregate of 48,842,953 shares of the registrant’s Common Stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
There were 183,626,064 shares of the registrant’s Common Stock issued and outstanding as of February 4, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2022 Annual Meeting of Stockholders.

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
•Our success also depends on our ability to obtain regulatory approvals for our product candidates and for our current products in additional territories, as well as our ability to expand the labeled indications of use for our current products. Our inability to do so could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
•Reports of adverse events or safety concerns involving our products or product candidates could delay or prevent us from obtaining or maintaining regulatory approvals or could negatively impact sales of our products or the prospects for our product candidates.
•Clinical trials and product development are expensive, time consuming and uncertain, may take longer than we expect and may not be successful. Our failure to effectively advance our development programs in a timely manner or at all could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
•The successful commercialization of our products will depend, in part, on the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies.
•The successful commercialization of our products will also depend in part on the acceptance of our products by the medical community, patients and third-party payors.
•Any failures or setbacks in our antibody-drug conjugate, or ADC, development program or our other platform technologies could negatively affect our business and financial position.
•We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

•Our products and any future approved products remain subject to extensive ongoing regulatory obligations and oversight, including post-approval requirements, that could result in penalties and significant additional expense and could negatively impact our and our collaborators’ ability to commercialize our current and any future approved products.
•Healthcare law and policy changes may negatively impact our business, including by decreasing the prices that we and our collaborators receive for our products.
•We are subject to various state, federal and international laws and regulations, including healthcare, data privacy and information security laws and regulations, that may impact our business and could subject us to significant fines and penalties or other negative consequences.
•Our collaborators and licensees may not perform as expected, which may negatively affect our ability to develop and commercialize our products and product candidates and/or generate revenues through technology licensing, and may otherwise negatively affect our business.
•We currently rely on third-party manufacturers and other third parties for production of our drug products, and our dependence on these third parties may impair the continued development and commercialization of our products and product candidates.
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
•We have been and may in the future be subject to litigation, which could result in substantial expenses and damages and may divert management’s time and attention from our business.
•The evolving effects of the COVID-19 pandemic and associated global economic instability could have further adverse effects on our business, including our commercialization efforts, supply chain, regulatory activities, clinical development activities and other business operations.
•If we are unable to manage our growth, our business, results of operations, financial condition and growth prospects may be adversely affected.
•Risks associated with our expanding operations in countries outside the U.S. could materially adversely affect our business.
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

PART I
Item 1. Business
Overview
Seagen is a biotechnology company that develops and commercializes targeted therapies to treat cancer. We are commercializing ADCETRIS®, or brentuximab vedotin, for the treatment of certain CD30-expressing lymphomas, PADCEV®, or enfortumab vedotin-ejfv, for the treatment of certain metastatic urothelial cancers, TUKYSA®, or tucatinib, for the treatment of certain metastatic HER2-positive breast cancers, and TIVDAK®, or tisotumab vedotin-tftv, for the treatment of certain metastatic cervical cancers. We are also advancing a pipeline of novel therapies for solid tumors and blood-related cancers designed to address unmet medical needs and improve treatment outcomes for patients. Many of our programs, including ADCETRIS, PADCEV and TIVDAK, are based on our ADC technology that utilizes the targeting ability of monoclonal antibodies to deliver cell-killing agents directly to cancer cells.
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
*ADCETRIS, PADCEV, TUKYSA and TIVDAK are only indicated for use in adults.

ADCETRIS®
ADCETRIS is an ADC targeting CD30, which is a protein located on the surface of cells and highly expressed in Hodgkin lymphoma, certain T-cell lymphomas as well as other cancers. ADCETRIS first received U.S. Food and Drug Administration, or FDA, approval in 2011 and is now approved in a total of six indications to treat Hodgkin lymphoma and certain T-cell lymphomas in various settings including as frontline therapy.
ADCETRIS has received approval in more than 75 countries worldwide. We commercialize ADCETRIS in the U.S. and its territories and in Canada, and we collaborate with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Takeda has commercial rights in the rest of the world and pays us a royalty. Takeda has received regulatory approvals for ADCETRIS as monotherapy or in combination with other agents in various settings for the treatment of patients with Hodgkin lymphoma or CD30-positive T-cell lymphomas in Europe and many countries throughout the rest of the world and is pursuing additional regulatory approvals.

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
In July 2021, the FDA converted PADCEV's accelerated approval to regular approval in the U.S., in addition to granting regular approval for a new indication for adult patients with locally advanced or metastatic urothelial cancer who are ineligible for cisplatin-containing chemotherapy and have previously received one or more prior lines of therapy. The conversion to regular approval was supported by the pivotal phase 3 clinical trial called EV-301 and the expanded indication was supported by data from the second cohort in the EV-201 trial. The FDA reviewed the application for regular approval under the Oncology Center of Excellence's, or OCE's, Real Time Oncology Review, or RTOR, pilot program.
PADCEV is also approved in Canada, Israel, Japan, and Switzerland in previously treated metastatic urothelial cancer.
PADCEV is being co-developed and jointly commercialized with Astellas Pharma, Inc., or Astellas. In the U.S., we and Astellas are jointly promoting PADCEV. We record net sales of PADCEV in the U.S. and are responsible for all U.S. distribution activities. We and Astellas each bear the costs of our own sales organizations in the U.S., equally share certain other costs associated with commercializing PADCEV in the U.S., and equally share in any profits realized in the U.S. Outside the U.S., we have commercialization rights in all other countries in North and South America, and Astellas has commercialization rights in the rest of the world, including Europe, Asia, Australia and Africa. The agreement is intended to provide that we and Astellas will effectively equally share in costs incurred and any profits realized in all of these markets. Cost and profit sharing in Canada, the United Kingdom, Germany, France, Spain and Italy will be based on product sales and costs of commercialization. In the remaining markets, the commercializing party will bear costs and will pay the other party a royalty rate applied to net sales of the product based on a rate intended to approximate an equal profit share for both parties.
TUKYSA®
TUKYSA is an oral, small molecule tyrosine kinase inhibitor, or TKI, that is highly selective for HER2, a growth factor receptor overexpressed in certain cancers. HER2 mediates cell growth, differentiation and survival. Tumors that over-express HER2 are generally more aggressive and historically have been associated with poor overall survival, compared with HER2-negative cancers. In April 2020, TUKYSA received approval from the FDA in combination with trastuzumab and capecitabine for the treatment of adult patients with advanced unresectable or metastatic HER2-positive breast cancer, including patients with brain metastases, who have received one or more prior anti-HER2-based regimens in the metastatic setting. FDA approval of TUKYSA was supported by data from the HER2CLIMB trial.

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
We are responsible for commercializing TUKYSA in the U.S., Canada and Europe. In September 2020, we entered into a license and collaboration agreement, or the TUKYSA Agreement, with Merck & Co., Inc., or Merck, pursuant to which we granted exclusive rights to Merck to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe. The collaboration is intended to accelerate global availability of TUKYSA.
TIVDAK®
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
TIVDAK is being co-developed with Genmab A/S, or Genmab, under an agreement in which the companies share all costs and profits for the product on a 50:50 basis. Under a joint commercialization agreement, we and Genmab co-promote TIVDAK in the U.S. and we record net sales of TIVDAK in the U.S. and are responsible for leading U.S. distribution activities. The companies will each maintain 50% of the sales representatives and medical science liaisons, equally share those and certain other costs associated with commercializing TIVDAK in the U.S., and equally share in any profits realized in the U.S. Outside the U.S., we have commercialization rights in the rest of the world except for Japan, where Genmab has commercialization rights. In Europe, China, and Japan, we and Genmab will equally share 50% of the costs associated with commercializing TIVDAK as well as any profits realized in these markets. In markets outside the U.S. other than Europe, China, and Japan, aside from certain costs specified in the agreement, we will be solely responsible for all costs associated with commercializing TIVDAK, and will pay Genmab a royalty based on a percentage of aggregate net sales.

Our Clinical Development Pipeline
The following table summarizes the key clinical trials of ADCETRIS, PADCEV, TUKYSA and TIVDAK:

Product	Tumor Type	Setting	Trial Name / Description	Development Status
ADCETRIS (brentuximab vedotin)	Diffuse large B-cell lymphoma	R/R	ECHELON-3: In combination with lenalidomide and rituximab	Phase 3*
	Hodgkin lymphoma	1L	In combination with nivolumab, doxorubicin and dacarbazine	Phase 2
	Hodgkin lymphoma or Peripheral T-cell lymphoma, unfit for chemotherapy	1L	Monotherapy	Phase 2
	Hodgkin lymphoma or Peripheral T-cell lymphoma	R/R	Retreatment	Phase 2*
	Hodgkin lymphoma (pediatrics)	R/R	CheckMate 744: In combination with nivolumab[1]	Phase 2
	Peripheral T-cell lymphoma (< 10% CD30 expression)	1L	In combination with cyclophosphamide, doxorubicin and prednisone	Phase 2*
	Metastatic solid tumors	R/R	In combination with pembrolizumab | post PD-1 inhibitor treatment	Phase 2
PADCEV (enfortumab vedotin-ejfv)[2]	Locally advanced or metastatic urothelial cancer	1L	EV-302: In combination with pembrolizumab vs chemotherapy alone	Phase 3*
		1L/2L	EV-103: Monotherapy and in combination with pembrolizumab	Phase 2*
	Muscle invasive bladder cancer	P	EV-303/KEYNOTE-905: In combination with pembrolizumab | cisplatin-ineligible	Phase 3*
		P	EV-304/KEYNOTE-B15: In combination with pembrolizumab | cisplatin-eligible	Phase 3*
		P	EV-103: Monotherapy and in combination with pembrolizumab	Phase 2
	Non-muscle invasive bladder cancer	BCGU	EV-104: intravesical	Phase 1
	Locally advanced or metastatic solid tumors	2L+	EV-202: Monotherapy	Phase 2
TUKYSA (tucatinib)	HER2+ metastatic breast cancer	1L/2L	HER2CLIMB-02: In combination with T-DM1	Phase 3*
	High risk HER2+ breast cancer	ADJ	COMPASSHER2 RD4: In combination with T-DM1	Phase 3*
	HER2+ metastatic breast cancer	1L maintenance	HER2CLIMB-05: In combination with trastuzumab and pertuzumab	Phase 3*
	HER2+ metastatic breast cancer	2L+	HER2CLIMB-04: In combination with trastuzumab deruxtecan	Phase 2
	HER2+ metastatic colorectal cancer	R/R	MOUNTAINEER: In combination with trastuzumab	Phase 2*
	HER2+ gastroesophogeal cancer	2L	MOUNTAINEER-02: In combination trastuzumab, ramucirumab and chemotherapy	Phase 2*
	Metastatic solid tumors HER2 alterations	2L	In combination trastuzumab**	Phase 2
	HER2+ gastric cancer	1L	In combination with trastuzumab and other anti-cancer agents	Phase 1
TIVDAK (tisotumab vedotin-tftv)[3]	Metastatic/recurrent cervical cancer	2L/3L	innovaTV 301: Monotherapy	Phase 3*
		1L/2L	innovaTV 205: In combination with other anti-cancer agents	Phase 1/2
	Locally advanced solid tumors	2L/3L	innovaTV 206: (Japan only)	Phase 2
	Metastatic solid tumors	R/R	innovaTV 207: Monotherapy or in combination	Phase 2
	Platinum-resistant ovarian cancer	2L	innovaTV 208: Monotherapy	Phase 2
1L: front/first-line 2L:second-line R/R:relapsed or refractory ADJ = adjuvant P = perioperative BCGU= BCG unresponsive
* indicates registrational intent
**HR-positive metastatic breast cancer also in combination with fulvestrant

1.Clinical collaboration with Bristol-Myers Squibb
2. 50:50 co-development and commercial collaboration with Astellas
3. 50:50 co-development and commercial collaboration with Genmab
4.Conducted in collaboration with Alliance for Clinical Trials in Oncology and National Cancer Institute (NCI)

The table below lists the clinical trials of our development candidates.

Product Candidates	Tumor Type	Setting	Trial Name / Description	Development Status
Disitamab Vedotin	HER2-expressing metastatic urothelial cancer	2L/3L	Monotherapy	Phase 2
Ladiratuzumab Vedotin[1]	Metastatic triple-negative breast cancer	1L	In combination with pembrolizumab	Phase 2
	Metastatic solid tumors	R/R	Monotherapy	Phase 2
	Metastatic breast cancer	R/R	Monotherapy	Phase 1
SEA-CD40	Pancreatic cancer	1L	In combination with other anti-cancer agents	Phase 1
	Melanoma and non-small cell lung cancer	1L/R/R	In combination with pembrolizumab and other ant-cancer agents	Phase 2
SEA-TGT	Solid tumors and lymphoma	R/R	Monotherapy or in combination with sasanlimab	Phase 1
SEA-BCMA	Multiple myeloma	R/R	Monotherapy and in combination with other anti-cancer agents	Phase 1
SEA-CD70	MDS / AML	R/R	Monotherapy	Phase 1
SGN-CD228A	Solid tumors	R/R	Monotherapy	Phase 1
SGN-B6A	Solid tumors	R/R	Monotherapy	Phase 1
SGN-STNV	Solid tumors	R/R	Monotherapy	Phase 1
SGN-PDL1V	Solid tumors	R/R	Monotherapy	Phase 1
SGN-B7H4V	Solid tumors	R/R	Monotherapy	Phase 1
SGN-ALPV	Solid tumors	R/R	Monotherapy	Phase 1
1L: front/first-line 2L:second-line 3L: third-line R/R:relapsed or refractory 1. 50:50 co-development and commercial collaboration with Merck
Clinical Development Status
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
In February 2022, the Company announced that the phase 3 ECHELON-1 clinical trial demonstrated a statistically significant improvement in OS (p=0.009) in patients with advanced Hodgkin lymphoma following treatment with ADCETRIS in combination with chemotherapy. With approximately six years median follow up, patients receiving ADCETRIS plus doxorubicin, vinblastine, and dacarbazine (A+AVD) in the frontline setting had a 41 percent reduction in the risk of death (HR 0.59; [95% CI: 0.396 to 0.879]) compared with patients receiving doxorubicin, bleomycin, vinblastine, and dacarbazine (ABVD). The safety profile of ADCETRIS was consistent with previous studies and no new safety events were observed.
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

In March 2021, the EMA accepted for review a Marketing Authorization Application for PADCEV based on the EV-301 trial. In December 2021, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion, recommending approval of PADCEV as monotherapy for the treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received platinum-containing chemotherapy and a PD-1/L1 inhibitor. The European Commission decision-making process has been paused for additional CHMP questions related to severe skin reactions in a French compassionate access program. European Commission decisions are valid in the European Union Member States, as well as Iceland, Norway and Liechtenstein. In addition, applications are under review for PADCEV approval in Australia, under the FDA's Project Orbis program, as well as in Singapore, Brazil and other countries.
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
In addition to the potential accelerated approval pathway based on the EV-103 trial, we are conducting a global, registrational phase 3 trial, called EV-302, in frontline metastatic urothelial cancer in collaboration with Astellas and Merck. We, Astellas and Merck are jointly funding EV-302 and the trial is being conducted by us. EV-302 is an open-label, randomized phase 3 clinical trial evaluating the combination of PADCEV and pembrolizumab versus chemotherapy alone in patients with previously untreated locally advanced or metastatic urothelial cancer. The trial includes metastatic urothelial cancer patients who are either eligible or ineligible for cisplatin-based chemotherapy. The trial has dual primary endpoints of progression free survival, or PFS, and overall survival, or OS, and is intended to support global regulatory submissions and potentially serve as a confirmatory trial if accelerated approval is granted based on EV-103.
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
In January 2021, we enrolled the first patient in a phase 1 trial, called EV-104, evaluating PADCEV in patients with BCG unresponsive non-muscle invasive bladder cancer.
In January 2020, we and Astellas also initiated a phase 2 clinical trial, called EV-202, to evaluate PADCEV monotherapy in solid tumors that have high-levels of Nectin-4 expression, including non-small cell lung, head and neck, gastric/esophageal and breast cancers.
TUKYSA (tucatinib)
We are conducting a broad clinical development program for TUKYSA including ongoing and planned trials in earlier lines of breast cancer and in other HER2-positive cancers. The positive results of the HER2CLIMB trial served as the basis for approval in the U.S., Canada, the European Union as well as other countries. Merck is co-funding a portion of the TUKYSA global development plan.

In December 2021, we presented new data at the San Antonio Breast Cancer Symposium from exploratory analyses from the pivotal HER2CLIMB trial showing that improvement in OS was maintained after an additional 15.6 months of follow-up when TUKYSA was combined with trastuzumab and capecitabine in patients with HER2-positive metastatic breast cancer who had stable or active brain metastases. After a median follow-up of 29.6 months, the TUKYSA regimen improved OS for patients with brain metastases by 9.1 months compared to trastuzumab and capecitabine alone (21.6 months vs. 12.5 months) (HR: 0.60; [95% CI: 0.44, 0.81]). The benefit extended to patients with active or stable brain metastases.
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
We are also initiating a phase 3 trial, called HER2CLIMB-05, evaluating TUKYSA compared to placebo in combination with trastuzumab and pertuzumab in the frontline maintenance setting for patients with metastatic HER2-positive breast cancer.
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
We are also conducting a phase 2 clinical trial, called innovaTV 205, evaluating TIVDAK as monotherapy and in combination with certain other anti-cancer agents for first- and second-line treatment of patients with recurrent or advanced cervical cancer. In September 2021, interim results were presented at the European Society for Medical Oncology Annual Congress from two cohorts of the phase 1b/2 innovaTV 205 trial, evaluating TIVDAK as combination therapy for recurrent or metastatic cervical cancer. Both combinations showed encouraging, durable anti-tumor activity and demonstrated a manageable and acceptable safety profile. The combination with carboplatin in first-line treatment demonstrated an objective response rate, or ORR, of 55 percent and the median duration of response, or DOR, was 8.3 months. Grade 3 or greater adverse events, or AEs, occurred in 78.8 percent of patients with 57.6 percent of patients experiencing Grade 3 or greater AEs related to treatment with TIVDAK. The combination with pembrolizumab in patients who had received 1-2 prior systemic therapies achieved an ORR of 38 percent and a median DOR of 13.8 months.

Additionally, we are conducting a phase 2 clinical trial, called innovaTV 207, for patients with relapsed, locally advanced or metastatic solid tumors and a phase 2 clinical trial, called innovaTV 208, for patients with platinum-resistant ovarian cancer.
Disitamab Vedotin
In September 2021, we and RemeGen entered into an exclusive license agreement to develop and commercialize disitamab vedotin, a novel HER2-targeted ADC, which has shown anti-tumor activity in several solid tumor types across a spectrum of HER2 levels, including urothelial, gastric and breast cancer, in all countries outside of RemeGen’s territory of Asia, excluding Japan and Singapore. We have a broad clinical development program planned including an ongoing phase 2 trial evaluating disitamab vedotin as monotherapy in previously treated HER2-expressing metastatic urothelial cancer.
Ladiratuzumab Vedotin
We are developing ladiratuzumab vedotin, or LV, an ADC targeting LIV-1, which is currently being evaluated in phase 1 and phase 2 clinical trials both as monotherapy and in combination with other agents for patients with metastatic breast cancer and select solid tumors with high LIV-1 expression. In September 2020, we and Merck entered into a license and collaboration agreement, or the LV Agreement, under which the companies will jointly develop and share future costs and profits worldwide for LV.
Other clinical and early-stage product candidates
We are advancing a pipeline of early-stage clinical candidates as well as multiple preclinical and research-stage programs that employ our proprietary technologies. We submitted three Investigational New Drug applications to the FDA in 2021.
Our Antibody-Drug Conjugate (ADC) Technology
ADCETRIS, PADCEV, TIVDAK and many product candidates in our clinical-stage pipeline utilize our ADC technology. ADCs are monoclonal antibodies that are linked to cytotoxic, or cell-killing, agents. Our ADCs utilize monoclonal antibodies that internalize within target cells after binding to a specified cell-surface receptor. Enzymes present inside the cell catalyze the release of the cytotoxic agent from the monoclonal antibody, which then results in the desired activity, specific killing of the target cell.
A key component of our ADCs are the linkers that attach the cell-killing agent to the monoclonal antibody. The drug linkers are designed to deliver the cytotoxic agent to tumors by virtue of the monoclonal antibody binding to the intended cell surface receptor on the target cell. The cytotoxic agent is released when the ADC internalizes within the target cell, resulting in cell killing. This targeted delivery of the cell-killing agent is intended to maximize delivery of the cytotoxic agent to targeted cells while minimizing toxicity to normal tissues. Our most advanced ADCs, including ADCETRIS, PADCEV, TIVDAK, disitamab vedotin, and ladiratuzumab vedotin, use our proprietary auristatin-based ADC technology. Auristatins are microtubule disrupting agents. In contrast to natural products that are often more difficult to produce and link to antibodies, the cytotoxic drugs used in our ADCs are synthetically produced and are readily scalable for manufacturing. This technology is also the basis of our ADC collaborations. We own or hold exclusive or partially-exclusive licenses to multiple issued patents and patent applications covering our ADC technology. We continue to evaluate new linkers, antibody formats and cell-killing agents for use in our ADC programs.

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
As of December 31, 2021, we had achieved milestone payments totaling $157.5 million related to regulatory and commercial progress by Takeda. As of December 31, 2021, total future potential development and regulatory milestone payments to us under this collaboration could total $77.0 million. In addition, we recognize royalty revenues, where royalties are based on a percentage of Takeda's net sales of ADCETRIS in its licensed territories, with percentages ranging from the mid-teens to the mid-twenties based on annual net sales tiers, and sales-based milestones. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS, which is included in royalty revenues.
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
Astellas PADCEV Collaboration
We have a collaboration agreement with Agensys, Inc., which subsequently became an affiliate of Astellas, to jointly research, develop and commercialize ADCs for the treatment of several types of cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Astellas to proprietary cancer targets. Under this collaboration, we and Astellas are equally co-funding all development costs for PADCEV.
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
Astellas or its affiliates are responsible for overseeing the manufacturing supply chain for PADCEV for development and commercial use. However, we are responsible for packaging and labeling in countries in which we sell PADCEV. In addition, if the parties determine that a second source is required, we will be responsible for establishing such second source, whether internally or through a third party.
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

Genmab TIVDAK Collaboration
We have a collaboration agreement with Genmab to develop and commercialize ADCs targeting tissue factor, under which we previously exercised a co-development option for TIVDAK. Under this collaboration, we and Genmab are co-funding all development costs for TIVDAK.
In October 2020, we and Genmab entered into a joint commercialization agreement to govern the global commercialization of TIVDAK:
•In the U.S., we and Genmab co-promote TIVDAK. We record sales of TIVDAK in the U.S. and are responsible for leading U.S. distribution activities. The companies will each maintain 50% of the sales representatives and medical science liaisons, equally share those and certain other costs associated with commercializing TIVDAK in the U.S., and equally share in any profits realized in the U.S.
•Outside the U.S., we have commercialization rights in the rest of the world except for Japan, where Genmab has commercialization rights. In Europe, China, and Japan, we and Genmab will equally share 50% of the costs associated with commercializing TIVDAK as well as any profits realized in these markets. In markets outside the U.S. other than Europe, China, and Japan, aside from certain costs specified in the agreement, we will be solely responsible for all costs associated with commercializing TIVDAK, and will pay Genmab a royalty based on a percentage of aggregate net sales ranging from the mid-teens to mid-twenties.
Under the joint commercialization agreement, we are responsible for overseeing the clinical and commercial manufacturing of TIVDAK. Either party may terminate the collaboration agreement or the joint commercialization agreement if the other party becomes insolvent or materially breaches the applicable agreement and such breach remains uncured. In addition, either party may terminate the collaboration agreement if such party’s patent rights subject to the agreement are challenged by the other party or its sublicensees. Either party may also opt out of co-development and profit-sharing under the collaboration agreement in return for receiving milestones and royalties from the continuing party. The opt out provisions of the collaboration agreement may also be applied to the joint commercialization agreement. In addition, Genmab may elect to opt out of co-promotion of TIVDAK in the United States by providing us with prior written notice.
RemeGen Disitamab Vedotin License Agreement
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
The agreement will remain in effect, unless earlier terminated, until the expiration, on a country-by-country and product-by-product basis, of the applicable royalty term, at which point the license for such product shall become fully paid-up, royalty-free, perpetual, irrevocable and non-exclusive in such country. The agreement also contains customary provisions for termination including by us for convenience, by either party in the event of breach of the agreement, subject to cure, upon a challenge of a party’s licensed patents or upon the other party’s bankruptcy. RemeGen has standard reversion rights in connection with certain early termination events.

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
In connection with the LV Agreement, we entered into a stock purchase agreement with Merck in September 2020, referred to as the Purchase Agreement, pursuant to which we agreed to issue and sell, and Merck agreed to purchase 5,000,000 newly-issued shares of our common stock, at a purchase price of $200 per share, for an aggregate purchase price of $1.0 billion. We closed the transactions contemplated by the Purchase Agreement in October 2020.
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

In-license Agreements
We have in-licensed antibodies, targets and enabling technologies from pharmaceutical and biotechnology companies and academic institutions for use in our pipeline programs and ADC technology, including the following:
•Bristol-Myers Squibb License. In 1998, we obtained rights to some of our technologies and product candidates, portions of which are exclusive, through a license agreement with BMS. Through this license, we secured rights to use various targeting technologies. Under the terms of the license agreement, we were required to pay royalties in the low single digits on net sales of products, including ADCETRIS, which incorporate various technologies owned by BMS. Our obligation to pay royalties on ADCETRIS under the agreement expired in August 2021.
•University of Miami License. In 1999, we entered into an exclusive license agreement with the University of Miami, Florida, covering an anti-CD30 monoclonal antibody that is the basis for the antibody component of ADCETRIS. Under the terms of this license, we made an upfront payment and progress-dependent milestone payments. We are required to pay annual maintenance fees and royalties in the low single digits on net sales of ADCETRIS. The term of the license agreement expired in August 2021, upon which we have in perpetuity a fully paid-up, royalty free, nonexclusive, sublicensable license.
•Array BioPharma, Inc. We are a party to a license agreement with Array, which was acquired by Pfizer in July 2019. Pursuant to the license agreement, Array has granted us an exclusive license to develop, manufacture and commercialize TUKYSA. We will pay Array a portion of any non-royalty payments received from sublicensing TUKYSA rights, including non-royalty payments received from Merck pursuant to the TUKYSA Agreement. Array is also entitled to receive a low double-digit royalty based on net sales of TUKYSA by us and a single-digit royalty based on any net sales of TUKYSA by our sublicensees, including Merck. The term of the license agreement expires on a country-by-country basis upon the later of the expiration of the last valid claim covering TUKYSA within that country or 10 years after the first commercial sale of TUKYSA within that country. We and Array each have the right to terminate the license agreement prior to its expiration for insolvency or material breach, subject to cure and dispute resolution provisions.
•Other Licenses. Under the terms of in-license agreements related to our pipeline programs, we would potentially owe development, regulatory, and sales-based milestones, and royalties on net sales of certain approved products.

Patents and Proprietary Technology
Our owned and licensed patents and patent applications are directed to ADCETRIS, PADCEV, TUKYSA, TIVDAK, our product candidates, monoclonal antibodies, our ADC and SEA technologies and other antibody-based and/or enabling technologies. We commonly seek patent claims directed to compositions of matter, including antibodies, ADCs, and drug-linkers containing highly potent cell-killing agents, as well as methods of using such compositions. When appropriate, we also seek claims to related technologies, such as methods of using certain sugar analogs utilized in our SEA technology. For each of our products and product candidates, we have filed or expect to file multiple patent applications. We maintain patents and prosecute applications worldwide for technologies that we have out-licensed, such as our ADC technology. Similarly, for partnered products and product candidates, such as ADCETRIS, PADCEV, TUKYSA, TIVDAK, disitamab vedotin and LV, we seek to work closely with our development partners to coordinate patent efforts, including patent application filings, prosecution, term extension, defense and enforcement. As our products and product candidates advance through research and development, we seek to diligently identify and protect new inventions, such as combination therapies, improvements to methods of manufacturing, and methods of treatment. We also work closely with our scientific personnel to identify and protect new inventions that could eventually add to our development pipeline.
We own or have rights to the following patents relating to our products and our pipeline (in addition to certain patents covering our early-stage product candidates):
•For ADCETRIS and our related ADC technology, we own twelve patents in the United States and Europe that will expire between 2022 and 2031.

•For PADCEV and our related ADC technology, we own, co-own or have licensed rights to fourteen patents in the United States and Europe that will expire between 2022 and 2031. Of these patents, we own or co-own twelve patents and have licensed rights to two patents.
•For TUKYSA, we have licensed rights to nine patents in the United States and Europe that will expire between 2024 and 2033.
•For TIVDAK and our related ADC technology, we own or have licensed rights to eleven patents in the United States and Europe that will expire between 2022 and 2036. Of these patents, we own five patents and have licensed rights to six patents.
•For disitamab vedotin and our related ADC technology, we own or have licensed rights to eight patents in the United States and Europe that will expire between 2022 and 2034. Of these patents, we own five patents and have licensed rights to three patents.
•For LV and our related ADC technology, we own or have licensed rights to nine patents in the United States and Europe that will expire between 2022 and 2032. Of these patents, we own eight patents and have licensed rights to one patent.
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

Our commercial success depends significantly on our ability to operate without infringing patents and proprietary rights of third parties. Organizations such as pharmaceutical and biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned or licensed to us or to our collaborators. In addition, we are monitoring the progress of multiple pending patent applications of other organizations that, if granted, may require us to license or challenge their validity or enforceability in order to continue commercializing our products or to commercialize our product candidates. Our challenges to patents of other organizations may not be successful, which may affect our ability to commercialize our products and product candidates. We cannot determine with certainty whether patents or patent applications of other parties may materially affect our or our collaborators’ ability to make, use or sell our products and product candidates.
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
•submission to the FDA of a Biologics License Application, or BLA, or a New Drug Application, or NDA, which must be accompanied by a substantial user fee unless the fee is waived;
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
Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including current Good Manufacturing Practices, or cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form FDA 483 and Warning Letters that could cause us to modify certain activities. A Form FDA 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated cGMP or other FDA regulations or guidance. Failure to adequately and promptly correct the observations(s) can result in further regulatory enforcement action. In addition to Form FDA 483 notices and Warning Letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, not approve our products, require us to recall a product from distribution or withdraw approval of the BLA or NDA for that product. Failure to comply with ongoing regulatory obligations can result in delay of approval or Warning Letters, product seizures, criminal penalties, and withdrawal of approved products, among other enforcement remedies.
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
Regulations Outside of the United States
In addition to regulations in the U.S., we and our collaborators are and will be subject to regulations of other countries governing clinical trials, manufacturing, distribution and sales of our products. We must obtain approval by the regulatory authorities of countries outside of the U.S. before we can commence clinical trials in those countries and approval of the regulators of such countries or economic areas before we may market products in those countries or areas. For example, to commercialize TUKYSA in Europe, we need to comply with applicable European regulations. The approval requirements and processes can vary greatly, and the time required may be longer or shorter than that required for FDA approval. Requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from place to place.
Clinical Trials Regulation in Europe
In the EU, pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the EU has been implemented through national legislation of the EU member states. Under this system, an applicant must obtain approval from the national competent authority of an EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific study site after the independent ethics committee for each site has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the individual EU member states and further detailed in applicable guidance documents. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which was set to replace the Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation (EU) No 536/2014 came into effect in January 2022 with a three-year transition period in which clinical trial sponsors will be able to choose among different submission pathways. Specifically, the new regulation, which is directly applicable in all EU member states, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications.

Marketing Authorization Regulation in Europe
In the European Economic Area, which is comprised of the 27 member states of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a marketing authorization through one of the following procedures: centralized, mutual recognition, and decentralized. Under the centralized procedure, a single marketing authorization application is submitted to the CHMP, which then makes a recommendation to the EC. The EC makes the final determination on whether to approve the application. The centralized procedure is compulsory for the approval, among others, of human medicines containing a new active substance to treat cancer. The mutual recognition and decentralized procedures provide for mutual recognition of individual national approval decisions and are available for products that are not subject to the mandatory scope of the centralized procedure. The U.K., following its exit from the EU and EEA, and Switzerland conduct separate regulatory reviews of new drug applications. Until December 31st, 2022, the U.K. will also issue national approvals via “reliance route”, by recognizing the centralized EU approvals of new medicines.
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
Post-approval Regulation in Europe
In countries where we receive regulatory approvals, we are subject to a variety of post-authorization regulations, including with respect to post-marketing authorization studies, product manufacturing, advertising and promotion, distribution, and safety reporting.
Various requirements apply to the manufacturing and placing of medicinal products on the EU market. The manufacturing of medicinal products in the EU requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, or APIs, including the manufacture of APIs outside of the EU with the intention to import the APIs into the EU. Similarly, the distribution of medicinal products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution which are granted by the competent authorities of the individual EU member states. Marketing authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU member states’ requirements applicable to the manufacturing of medicinal products.
The advertising and promotion of medicinal products are subject to EU member states’ laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, legislation adopted by individual EU member states may apply to the advertising and promotion of medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our future products and impose limitations on promotional activities with healthcare professionals.

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
Healthcare Regulation
U.S. federal and state healthcare laws and regulations are also applicable to our business. If we fail to comply with these laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. The healthcare laws and regulations that may affect our operations include, without limitation, anti-kickback and false claims laws, regulations prohibiting off-label promotion activities, and transparency laws regarding payments or other items of value provided to healthcare providers.
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively PPACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. PPACA also codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. In addition, a criminal conviction for violation of the federal Anti-Kickback Statute requires mandatory exclusion from participation in federal healthcare programs.
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
The federal transparency requirements under the Physician Payments Sunshine Act, created under PPACA and its implementing regulations, require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report information related to certain payments or other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures,” as adjusted for inflation. Covered manufacturers are required to submit reports on aggregate payment data to the Secretary of the U.S. Department of Health and Human Services on an annual basis.
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
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations were found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, administrative burdens, imprisonment, diminished profits and future earnings, exclusion from government healthcare reimbursement programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and/or the curtailment or restructuring of our operations.
Anti-Corruption Legislation
We are also subject to numerous other laws and regulations that are not specific to the healthcare industry. For instance, the U.S. Foreign Corrupt Practices Act, or FCPA, generally prohibits paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, governmental staff members, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. In Europe, national anti-corruption laws prohibit giving, offering, or promising bribes to any person, including foreign government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. Various European anti-corruption laws have broad extraterritorial reach and therefore we may be subject to those laws even if we do not have an established entity in those countries and we may be held liable for bribes given, offered or promised to any person, including private persons, by employees and persons associated with us in order to obtain or retain business or a business advantage. As we continue to expand our footprint and activities internationally, our exposure to compliance risks under the FCPA and other similar laws will likewise increase.

Privacy and Security Laws
There are also numerous privacy and data protection laws to which we are currently, and/or may in the future, be subject. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. The laws are not consistent, and states frequently amend existing laws, requiring attention to constantly changing regulatory requirements. For example, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020, and the California Privacy Rights Act, or CPRA, will take effect in January 2023 (with a look back for certain rights to January 2022). The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. We may also be subject to additional U.S. privacy regulations in the future, including the Virginia Consumer Data Protection Act and the Colorado Privacy Act, both of which become effective in 2023. In addition, at the federal level, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations impose additional obligations on certain types of individuals and entities with respect to the security, privacy and transmission of individually identifiable health information.
EU member countries and other jurisdictions, including Switzerland, the United Kingdom and Canada, have also adopted data protection laws and regulations which impose significant compliance obligations. For example, the EU’s General Data Protection Regulation, or GDPR, imposes a range of requirements relating to the collection, use, handling and protection of personal data. Violations of the GDPR can result in significant penalties, including potential fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to all types of personal data that we process, including clinical trial data and employee information. In addition, local data protection authorities can have different interpretations of the GDPR, leading to compliance challenges as a result of potential inconsistencies amongst various EU member states.
Among other requirements, the GDPR regulates transfers of personal data to countries that have not been found to provide adequate protection to such personal data, including the U.S. This includes transfers between us and our subsidiaries. In July 2020, the Court of Justice of the EU, or the CJEU, invalidated one of the primary safeguards enabling U.S. companies to import personal information from Europe, the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the EC’s Standard Contractual Clauses, or SCCs, provide sufficient protection for personal data transfers without analyzing each transfer and implementing supplementary measures to protect the data. As a result of the CJEU’s decision, the EC issued new SCCs in June 2021 that repeal and replace the previous clauses. Companies relying on the SCCs for transfers have until December 2022 to implement the new clauses. Following recommendations from the European Data Protection Board, we are reviewing personal data transfers from the EU and adding the new SCCs and supplementary measures, when required. Since local data protection authorities can interpret GDPR and the CJEU’s decision differently, there is no definitive set of controls that can ensure GDPR compliance across our business operations. In addition, authorities in Switzerland and the United Kingdom, whose data protection laws are similar to those of the EU, also invalidated the use of privacy shields. Additional compliance efforts may be needed to respond to evolving regulatory guidance. If our compliance solutions are found to be insufficient, we could face substantial fines under European data protection laws as well as injunctions against processing and/or transferring personal information from Europe. The inability to import personal information from Europe could restrict our clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws, interfere with our ability to hire employees in Europe and require us to increase our data processing capabilities in Europe at significant expense.
In addition, we may be subject to other foreign data privacy and security laws. For example, China’s Personal Information Protection Law, or PIPL, which took effect in November 2021, imposes various requirements related to personal information processing, similar to the GDPR and CCPA. In particular, the PIPL sets out personal information localization requirements, along with rules regarding the transfer of personal information outside of China. Such transfers may require assessment and/or approval by China’s Cyberspace Administration, certification by professional institutions or entering into contracts with and supervising overseas recipients. Violations of the PIPL may lead to an administrative fine of up to RMB 50 million or 5% of turnover in the last year.

Any failure or alleged failure to comply with legal or contractual obligations, policies and industry standards relating to personal information, and any incident resulting in the unauthorized access to, or acquisition, release or transfer of, personal information, may result in governmental investigations or enforcement actions, litigation, fines, penalties, damage to our reputation and other adverse consequences. In addition, we expect that laws, regulations, policies and industry standards relating to privacy and data protection will continue to evolve. These changes may require us to modify our practices and may increase our costs of doing business. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these standards, even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.
Coverage and Reimbursement
Sales of our current and any future approved products will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. Patients who are prescribed treatment for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients and providers are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Pharmaceutical products are typically reimbursed based on FDA labeled indications, recognized compendia listings, available medical literature, evidence of favorable clinical outcomes, determination of medical necessity and cost effectiveness.
Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Decisions regarding the extent of coverage and amount of reimbursement to be provided for each of our product candidates is individual to each insurer, can vary based on provider contract, and will be affected by state and federal laws providing for reimbursement formulas based on acquisition cost. Third-party payors continue to work diligently to control their spending on prescription drugs and medical service. The containment of healthcare costs has become a priority of the U.S. government and abroad, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and the governments of other countries have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net sales and negatively impact our operating results. Payors, commercial and public, in the U.S. and abroad, must review the therapeutic value of our products before extending coverage under their plans to reimburse our products. If third-party payors do not find a product to be of therapeutic value, they may not cover it or, if they do, they may do so at an insufficient level of payment.

Many of the patients in the U.S. who seek treatment with our products may be eligible for Medicare or Medicaid benefits. The Medicare and Medicaid programs are administered by the Centers for Medicare and Medicaid Services, or CMS, and coverage and reimbursement for products and services under these programs are subject to changes in CMS regulations and interpretive policy determinations, in addition to statutory changes made by Congress. For example, PPACA increased the mandated Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP, expanded the rebate to Medicaid managed care utilization and increased the types of entities eligible for the federal 340B drug discount program. Federal budget decisions have reduced Medicare payment rates, and future budget decisions may reduce Medicare payment rates again. In addition, as a condition of federal funds being made available to cover our products under Medicaid, we are required to participate in the Medicaid drug rebate program. The rebate amount under this program varies by quarter, and is based on pricing data we report to CMS. In addition, because we participate in the Medicaid drug rebate program, we must make our products available to authorized users of the Federal Supply Schedule of the General Services Administration. This requires compliance with additional laws and requirements, including offering our products at a reduced price to federal agencies including the United States Department of Veterans Affairs and United States Department of Defense, the Public Health Service and the Indian Health Service. We are also required to offer discounted pricing to certain eligible not for profit entities that are eligible for 340B pricing under the Public Health Services Act. Participation in these programs requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial criminal, civil and/or administrative penalties, as well as, administrative burdens and exclusion from or contract termination regarding these programs. The terms of these government programs could change in the future which may increase the discounts or rebates we are required to offer, possibly reducing the revenue derived from sales of our products to these entities.
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
In addition, other legislative changes have been proposed and adopted since PPACA was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative action, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a temporary cut in the amount of the reduction from April 1 through June 30 2022, unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
As described above in "Coverage and Reimbursement", federal and state legislatures, governments in countries outside the U.S., health agencies and third-party payors continue to focus on containing the cost of healthcare. Legislative and regulatory changes and increasing pressure from social sources are likely to further influence the manner in which our products are priced, prescribed, purchased and reimbursed. For example, the federal government has implemented reforms to government healthcare programs in the U.S., including changes to the methods for, and amounts of, Medicare reimbursement and changes to the Medicaid Drug Rebate Program. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Proposed changes to the Medicare Part B program requiring rebates for discarded drug products could increase potential rebates. The Biden administration also recently announced an Executive Order that includes initiatives to support the implementation of Canadian drug importation and reduce drug prices. In response to President Biden’s Executive Order, on September 9, 2021, the U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other healthcare reform initiatives.
Competition
The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies and intense competition. Many third parties compete with us in developing various approaches to treating cancer. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approval and marketing than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
With respect to ADCETRIS, there are several other FDA approved drugs for its approved indications. BMS’s nivolumab and Merck’s pembrolizumab are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Acrotech Biopharma’s pralatrexate and belinostat are approved for relapsed or refractory systemic anaplastic large cell lymphoma, or sALCL, among other T-cell lymphomas. Celgene's romidepsin is approved for cutaneous T-cell lymphoma. Kyowa Kirin’s mogamulizumab is approved for adult patients with relapsed or refractory mycosis fungoides or Sézary syndrome. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck conducted a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab to ADCETRIS. An interim analysis of this clinical trial demonstrated a statistically significant improvement in progression-free survival for pembrolizumab compared with ADCETRIS, resulting in a label expansion to an earlier line of therapy, and we expect increased competition from pembrolizumab in this indication. We are also aware of multiple investigational agents currently being studied that, if successful, may compete with ADCETRIS in the future, such as camidanlumab tesirine being studied in a phase 2 study in relapsed/refractory classical Hodgkin lymphoma. Merck is also conducting a phase 2 study in newly diagnosed classical Hodgkin lymphoma. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including autologous hematopoietic stem cell transplant, allogeneic hematopoietic stem cell transplant and chemotherapy, in addition to clinical trials with experimental agents.
With respect to PADCEV, other treatments in pretreated metastatic urothelial cancer include sacituzumab govitecan (a Trop-2-directed antibody and topoisomerase inhibitor conjugate), checkpoint inhibitor monotherapy, generic chemotherapy and, for patients with select FGFR genetic alterations, Janssen’s erdafitinib. Front line metastatic urothelial cancer has traditionally been treated with chemotherapy alone but is evolving to include checkpoint inhibitors for cisplatin-ineligible patients with high PD-L1 expression in addition to patients who are ineligible for platinum therapy. Several trials of investigational agents in combination with chemotherapy or other novel agents are ongoing. Continued development of PD-(L)1 targeted therapies across early stage bladder cancer and in metastatic bladder cancer in frontline combinations with chemotherapy, in frontline maintenance with the recent approval of avelumab, and in pretreated disease, could potentially impact PADCEV usage and enrollment in PADCEV clinical trials.
With respect to TUKYSA, there are multiple marketed products which target HER2, including the antibodies trastuzumab and pertuzumab and the antibody drug conjugate T-DM1. In addition, lapatinib is an EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer, and neratinib is an irreversible pan-HER kinase inhibitor indicated for extended adjuvant treatment and treatment of metastatic breast cancer in patients who received two or more prior anti-HER2-based regimens. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki which was approved by the FDA for patients who have received two or more prior anti-HER2-based regimens in the metastatic breast cancer setting and recently in the HER2 positive gastric cancer setting. The agent was also granted conditional marketing authorization by the EMA for the treatment of adult patients with unresectable or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens. In addition, fam-trastuzumab deruxtecan-nxki is being reviewed by the FDA for use in 2nd line (i.e., in patients who previously received one anti-HER2 based regimen in the metastatic setting) based on the DESTINY-breast 03 trial results. If approved, the sequence of therapies patients receive in this condition is likely to change, with greater fam-trastuzumab deruxtecan-nxki use in 2nd line. This may pose increased competition for TUKYSA, which is approved by the FDA for patients who have received one or more prior anti-HER2-based regimens in the metastatic setting, including in patients with brain metastases. MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, which was recently approved by the FDA in patients who have received at least two previous anti-HER2 regimens. Additionally, Byondis has an antibody drug conjugate, SYD985, and recently released results from its pivotal trial in metastatic breast cancer patients treated with multiple anti-HER2-based regimens. Approval of SYD985 for this patient population may occur in 2022.

With respect to TIVDAK, in October 2021, Merck’s pembrolizumab was approved in combination with chemotherapy, with or without bevacizumab, for the treatment of recurrent or metastatic cervical cancer whose tumors express PD-L1 and was grated full approval as a monotherapy for recurrent or metastatic cervical cancer patients with disease progression on or after chemotherapy in patients whose tumors express PD-L1. We are also aware of other companies that currently have products in development for the treatment of late-stage cervical cancer which could be competitive with TIVDAK, including Agenus, BMS, Iovance Biotherapeutics, Merck, Regeneron Pharmaceuticals, Sanofi-Aventis and Roche. Cemiplimab is being reviewed in several countries outside the U.S. for the treatment of patients with recurrent or metastatic cervical cancer following progression on platinum-based chemotherapy. A supplemental Biologics License Application for cemiplimab was recently withdrawn in the U.S.
Many other pharmaceutical and biotechnology companies are developing and/or marketing therapies for the same types of cancer that our product candidates are designed and being developed to treat. In addition, we are aware of a number of other companies that have ADC and other technologies that may be competitive with ours. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates. In addition, our ADC collaborators may develop compounds utilizing our technology that may compete with product candidates that we are developing.
The risk of biosimilar or generic challenges has also been increasing in our industry. In the U.S. and the EU, after a period of exclusivity for an innovator’s approved biological product or branded drug has passed, there are abbreviated pathways for approval of biosimilar products or generic drugs. For example, in the U.S., the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar” or “biosimilar” to or “interchangeable” with an FDA approved biological product. This pathway allows competitors to reference the FDA’s prior approvals regarding innovative biological products and data submitted with a BLA to obtain approval of a biosimilar application twelve years after the time of approval of the innovative biological product. The twelve-year exclusivity period runs from the initial approval of the innovator product and not from approval of a new indication. In addition, the twelve-year exclusivity period does not prevent another company from independently developing a product that is highly similar to the innovative product, generating all the data necessary for a full BLA and seeking approval. Exclusivity only assures that another company cannot rely on the FDA’s prior approvals in approving a BLA for an innovator’s biological product to support the biosimilar product’s approval. Further, under the FDA’s current interpretation, it is possible that a biosimilar applicant could obtain approval for one or more of the indications approved for the innovator product by extrapolating clinical data from one indication to support approval for other indications. Similarly, in the EU, the EC has granted marketing authorizations for biosimilars pursuant to a set of general and product class-specific guidelines. In addition, it is not possible to predict changes in law that might reduce regulatory exclusivity. As a result, and due to uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. Absent patent protection or regulatory exclusivity for our products, it is possible, both in the United States and elsewhere, that biosimilar, interchangeable or generic versions of those products may be approved and marketed, which would likely result in substantial and rapid reductions in revenues from sales of those products.
It is also possible that our competitors will succeed in developing technologies that are more effective than our products and product candidates or that would render our technology obsolete or noncompetitive, or will succeed in developing biosimilar, interchangeable or generic products for our products and product candidates. We anticipate that we will continue to face increasing competition in the future as new companies enter our market and scientific developments surrounding biosimilars and other cancer therapies continue to accelerate. We cannot predict to what extent the entry of biosimilars or other competing products will impact potential future sales of our products and product candidates.
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

Manufacturing
We own a biologics manufacturing facility located in Bothell, Washington, which we use to support certain clinical and commercial supply needs, and have signed a lease to a facility currently being constructed in Everett, Washington, which will be used for future manufacturing capability. However, we rely and expect to continue to rely on collaborators, contract manufacturers and other third parties to produce and store sufficient quantities of drug product for both our clinical and commercial programs. While we believe that the existing supplies of our products and our and our collaborators’ contract manufacturing relationships will be sufficient to accommodate current clinical and commercial needs, we or our collaborators may need to obtain additional manufacturing arrangements or increase manufacturing capability to meet potential future commercial needs, which could require additional capital investment or cause delays.
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

PADCEV
Under the terms of our collaboration and commercialization agreements with Astellas, Astellas is responsible for overseeing the manufacturing supply chain for PADCEV. Accordingly, we rely on Astellas to provide commercial and clinical supply of PADCEV. For the foreseeable future, we expect to continue to rely on Astellas and other third parties to produce, store and distribute sufficient quantities of PADCEV for commercial sale and for use in our clinical trials. In addition, we are responsible for establishing a second source supply chain for PADCEV, whether through internal or third party sources.
TUKYSA
With respect to TUKYSA, we rely on multiple contract manufacturers and other third parties to perform manufacturing services for us including Sterling Pharma Solutions Limited, or Sterling, for production of the starting materials for TUKYSA, Esteve Quimica, S.A., or Esteve to produce the active pharmaceutical ingredient, Hovione FarmaCiencia SA, or Hovione, to complete spray drying and Corden Plankstadt, or Corden, to produce the tablets for TUKYSA. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce and store sufficient quantities of TUKYSA. We have limited prior experience as an organization manufacturing TUKYSA and small molecule drug products generally, and we have relatively new working relationships with many of the third party manufacturers involved in TUKYSA manufacture.
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
Hovione. We have a commercial supply agreement with Hovione to manufacture the tucatinib spray-dried dispersion or drug product intermediate for TUKYSA. The agreement provides that we will order pursuant to rolling forecasts and will purchase a minimum percentage of our requirements from Hovione. The agreement will remain in effect until 2026, followed by successive automatic two-year renewals. Either party may terminate the agreement by written notice prior to commencement of the applicable renewal term. In addition, either party has the right to terminate the agreement if the other party breaches the agreement and does not remedy the breach after written notice or if the occurrence of a force majeure event prevents the other party from performing its obligations under the agreement.
TIVDAK
We also rely on multiple contract manufacturers and other third parties to perform manufacturing services for us with respect to TIVDAK. For the foreseeable future, we expect to continue to rely on contract manufacturers and other third parties to produce and store sufficient quantities of TIVDAK.
Our Product Candidates
We also rely on multiple contract manufacturers and other third parties to perform manufacturing services for us with respect to our product candidates.

Commercial Operations
We have allocated commercial resources, including sales, marketing, supply chain management and reimbursement capabilities, to commercialize ADCETRIS and PADCEV in the U.S. and Canada, TUKYSA in the U.S., Europe and Canada, and TIVDAK in the U.S. We believe the markets for our products in their approved indications are addressable with a targeted sales and marketing organization. We intend to continue promoting our products in our territories for their current indications and any additional indications we may obtain in the future. Astellas jointly commercializes PADCEV with us in the U.S. In addition, Genmab jointly commercializes TIVDAK with us in the U.S.
In the U.S., we sell ADCETRIS, PADCEV, TUKYSA, and TIVDAK through a limited number of specialty distributors. Three of our major distributors, together with entities under their common control—AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation—each accounted for 10% or more of our total net product sales in 2021, 2020 and 2019. Healthcare providers purchase ADCETRIS, PADCEV, TUKYSA, and TIVDAK through these specialty distributors and the product is drop shipped directly to the healthcare provider. In addition to specialty distributors, we also sell TUKYSA to a limited number of specialty pharmacies.
ADCETRIS, PADCEV and TIVDAK are infused products and generally shipped directly to healthcare providers and facilities for administration to patients. TUKYSA is an oral product ordered by prescription and typically dispensed to patients by the network specialty pharmacies, at physician in-office dispensing sites, or by hospital/Integrated Delivery Network pharmacies.
In Europe, we have allocated commercial resources, including sales, marketing, supply chain management, and reimbursement capabilities to enable and execute launches across key markets in Europe. Hospitals in Europe can purchase TUKYSA directly from Seagen or indirectly from wholesale distributors. In European countries where we have not established our own sales force, TUKYSA can be accessed through distribution partners.
Human Capital Resources
As of December 31, 2021, we had 2,675 employees. Of these employees, 1,586 were engaged in or support research, clinical, and supply chain management activities, 511 were in administrative and business-related positions, and 578 were in sales and marketing. We consider our employee relations to be good.
Diversity, Equity and Inclusion
We believe that fostering diversity, equity, and inclusion is a key element to discovering, developing, and bringing transformative therapies to patients with cancer. As of the end of 2021, 58% of our global workforce and 39% of our leadership (at the executive director level and above) were female. In addition, as of the end of 2021, 34% of our U.S. workforce and 33% of our U.S. leadership (at the executive director level and above) were racially or ethnically diverse. We strive to build a workforce representative of the people we serve and to nurture an inclusive culture where all voices are welcomed, heard, and respected. In 2021, we adopted additional initiatives to further build our capacity to meet our diversity, equity and inclusion goals.
Recruiting and Retention
We believe that we have been successful in attracting and retaining talented personnel to support our expanding business, though competition for personnel in our industry is intense. We monitor recruiting efforts using a variety of metrics such as internal placement rates, cycle times, cost per hire, information on the retention of business-critical hires (such as medical directors and executives), and the percentage of budgeted openings filled on time and on budget. We also track voluntary and involuntary turnover rates for the company as a whole, for business-critical talent and by gender, race or ethnicity, time in role and job level.
Compensation and Benefits
We offer competitive pay and benefits designed to attract and retain exceptional talent and drive company performance. In setting appropriate compensation levels, we look at the average base pay rate for each position based on market data. At the time of our last completed annual compensation review, effective February 2021, for regular employees who were eligible for a pay increase, the average ratio of base pay to this market rate was 100%. We also offer an annual cash incentive program, a sales incentive program and long-term equity incentive plans designed to assist in attracting, retaining and motivating employees and promoting the creation of long-term value for stockholders.

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
COVID-19
We are continuing to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business. We have a cross-functional COVID-19 working group, which meets periodically to discuss policies and protocols, strategic planning, business continuity, and other matters relating to the pandemic. We are continuing to take proactive steps designed to protect the health and safety of our workforce, patients, and healthcare professionals, and to continue our business operations so we can advance our goal of bringing important medicines to patients. Earlier in the pandemic, we instituted a mandatory work-from-home policy for employees who could perform their jobs offsite, but continued our essential research, manufacturing, and laboratory activities on site. More recently, we began to allow additional U.S. office-based employees who have been fully vaccinated to return to the office on a voluntary and limited basis. We maintain a number of precautionary measures designed to protect our on-site employees, such as enhanced facilities cleaning, lower concentrations of staff, contact tracing and making testing available. We also monitor the progress of our essential onsite activities for impacts relating to the COVID-19 pandemic. After pausing most in-person customer interactions in healthcare settings earlier in the pandemic, our field-based personnel are now using a mix of in-person interactions and electronic communications, such as emails, phone calls and video conferences, to support healthcare providers and patients.
We believe that the measures we have implemented are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor conditions and related guidance from governmental authorities and adjust our activities as appropriate. For information regarding the impacts related to the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Outlook” in Part II Item 7 of this Annual Report on Form 10-K.
Corporate Information
We were incorporated in Delaware on July 15, 1997, as Seattle Genetics, Inc. In October 2020, we changed our corporate name from Seattle Genetics, Inc. to Seagen Inc., reflecting the global expansion of our operations. Our principal executive offices are located at 21823 30th Drive SE, Bothell, Washington 98021. Our telephone number is (425) 527-4000, and our website address is www.seagen.com. Seagen®, ADCETRIS®, PADCEV®, TUKYSA® and TIVDAK® are our registered trademarks in the United States. All other trademarks, tradenames and service marks included in this Annual Report on Form 10-K are the property of their respective owners.
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
Our ability to generate revenue from product sales and our prospects for profitability are substantially dependent on our and our collaborators’ ability to effectively commercialize our products and expand their utilization. We may not be able to fully realize the commercial potential of our products, and/or commercial sales of our products may be lower than our projections, for a number of reasons, including:
•we and our collaborators may be unable to effectively launch, market and commercialize our products, including in any new markets or in any new indications;
•we and our collaborators may not be able to establish or demonstrate to the medical community the efficacy, safety and value of our products and their potential advantages compared to existing and future therapeutics in their approved indications;
•we and our collaborators may not be able to obtain and maintain regulatory and other required governmental approvals to market our products in any additional territories or for any additional indications;
•new competitive therapies in the approved indications for our products have been approved by regulatory authorities or may be approved or submitted to regulatory authorities for approval in the near term;
•there may continue to be new adverse results, adverse events or safety concerns reported in connection with the use of our products, including in clinical trials;
•there may be additional changes to the labeling for our products that further restrict how we market and sell our products, including as a result of data collected from clinical trials and/or as a result of the use of our products;
•the incidence rate of new patients or the duration of therapy in the approved indications for our products may be lower than our projections;
•negative impacts related to the COVID-19 pandemic, including potential further impacts on cancer diagnosis rates, may increase or become more severe;
•we may encounter challenges in joint decision making and joint execution with our collaborators that adversely affect product sales;
•co-promotion arrangements, such as the joint commercialization of PADCEV with Astellas in the U.S. and the joint commercialization of TIVDAK with Genmab in the U.S., may not be successful;
•our products may be impacted by adverse reimbursement and coverage policies from government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators, or may be subject to pricing pressures enacted by industry organizations or state and federal governments, including as a result of increased scrutiny over pharmaceutical pricing, the cost of alternative treatment options or otherwise;
•we and our collaborators may not be able to obtain favorable pricing and reimbursement approvals in additional territories in a timely manner or at all;
•physicians may be reluctant to prescribe our products due to side effects associated with their use or until longer term efficacy and safety data exist;

•regulatory restrictions may change or increase;
•we and our collaborators may not have adequate financial or other resources to effectively commercialize our products; and
•we and our collaborators may not be able to accurately predict demand for our products and obtain adequate commercial supplies of our products to meet demand at an acceptable cost.
Our ability to grow our product sales in future periods is also dependent on price increases, and we periodically increase the price of our products. Price increases on our products, as well as negative publicity regarding drug pricing and increases in drug prices generally, whether on our products or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, our products. In any event, we cannot assure you that price increases we have taken or may take in the future will not negatively affect our future product sales.
If we and our collaborators are unable to successfully commercialize our products or if sales of a product do not reach the levels we expect, then our business, results of operation, financial condition and growth prospects could be adversely affected.
Our success also depends on our ability to obtain regulatory approvals for our product candidates and for our current products in additional territories, as well as our ability to expand the labeled indications of use for our current products. Our inability to do so could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
We and our collaborators are required to obtain marketing approvals from applicable regulatory authorities in order to market our products or to expand the labeled indications of use for our current marketed products. However, regulatory review is a lengthy and expensive process, and approval is highly uncertain.
The FDA and other regulatory agencies have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained. Clinical trial data are subject to differing interpretations. Even if we believe data are promising, regulatory authorities may disagree and may require additional data, limit the scope of the approval or deny approval altogether. For example, although applications for approval of PADCEV were submitted to various regulatory authorities based on results from the EV-201 and EV-301 trials, regulatory authorities may not approve these applications in a timely manner or at all. In this regard, although the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion, recommending approval of PADCEV as monotherapy for the treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received platinum-containing chemotherapy and a PD-1/L1 inhibitor, the European Commission decision-making process has been paused for additional CHMP questions related to severe skin reactions in a French compassionate access program. It is possible that the European Commission may not approve PADCEV in a timely manner or at all. In addition, the approval of a product candidate by one regulatory agency does not mean that other regulatory agencies will also approve such product candidate.
Any approval that a product does receive may be more restricted than anticipated. For example, regulatory authorities may approve a product for fewer indications or narrower indications than requested. Further, regulatory agencies may impose safety monitoring, educational requirements or risk evaluation and mitigation strategies, or REMS. Regulatory authorities may also fail to approve the facilities or processes used to manufacture a product candidate or the dosing or delivery methods.
The regulatory review process may also take significantly longer than expected, which may delay or eliminate any potential revenues from sales of the affected product or product candidate. Target action dates and regulatory timelines may be subject to substantial delays. Although the FDA and EMA have programs to facilitate expedited development and accelerated approval processes, these programs may not result in faster review or approval than conventional procedures and do not assure ultimate approval. In addition, although the FDA granted Breakthrough Therapy designation to each of PADCEV and disitamab vedotin in a specified treatment setting, these Breakthrough Therapy designations do not increase the likelihood that PADCEV or disitamab vedotin will receive marketing approval in the specified settings or in any other settings in a timely manner or at all. Disruptions at the FDA and other agencies due to reduced funding levels, government shutdowns, impacts associated with the COVID-19 pandemic or other factors, may also lead to delays in the regulatory review process. These disruptions may also slow our other interactions with regulatory agencies, which may slow our other product development efforts.

If a product candidate fails to receive regulatory approvals, we will not have the anticipated revenues from that product candidate to fund our operations, and we may not recoup or receive any return on our investment in that product candidate. Similarly, if regulatory authorities do not approve product labeling that is necessary or desirable for the successful commercialization of an approved product, or if they do not approve an application to expand a product’s labeled indications of use or market the product in a new territory, then our anticipated revenue from that product may be adversely affected. Any of these events could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
Even if regulatory approval is achieved, the launch of a new product or of an existing product in a new indication or territory is subject to a number of risks and uncertainties and may not be successful.
Sales of a new product and sales of an existing product in a new indication or territory are subject to significant risks and uncertainties and can be particularly difficult to predict. For example, the commercialization of TIVDAK is at an early stage and may not be successful. In addition to commercialization risks described elsewhere in these "Risk Factors", impacts related to the COVID-19 pandemic, including restrictions on in-person interactions and resulting impacts on our ability to connect with key customers and conduct payor engagements, could limit our and our collaborators' abilities to effectively launch and commercialize a new product or to launch and commercialize an existing product in a new indication or territory. A proposed launch, including the launch of TUKYSA in countries in Europe where TUKYSA has not yet launched, could also be delayed or impaired due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure, delays in obtaining or failure to obtain pricing and reimbursement approvals, or other factors. These risks could be heightened by impacts related to the COVID-19 pandemic. Delays or other difficulties due to any of these factors could negatively impact anticipated revenue from the affected product. In addition, prior to TUKYSA, we had no prior experience as an organization launching or commercializing a product outside the U.S. and Canada, which could adversely affect our ability to maximize the commercial potential of TUKYSA. If we and our collaborators are unable to successfully launch and commercialize any newly approved products and/or to successfully launch and commercialize our existing products in new indications or territories, then our business, results of operation, financial condition and growth prospects could be adversely affected.
Reports of adverse events or safety concerns involving our products or product candidates could delay or prevent us from obtaining or maintaining regulatory approvals or could negatively impact sales of our products or the prospects for our product candidates.
Reports of adverse events or safety concerns involving our products and product candidates could result in the limitation, denial or withdrawal of regulatory approval by the FDA or other regulatory authorities for any or all indications, the need to conduct additional trials, implementation of a REMS or the inclusion of unfavorable information in our product labeling and, in turn, could delay or prevent us from commercializing the applicable product or product candidate. There are no assurances that patients receiving our products will not experience serious adverse events, including fatal events, in the future, whether the serious adverse events are disclosed in the prescribing information or are newly reported. Further, there are no assurances that patients receiving our products with co-morbid diseases not previously studied, such as autoimmune diseases, will not experience new or different serious adverse events in the future.

The prescribing information for each of our products includes warnings and precautions for various toxicities and reactions, including certain fatal reactions. The prescribing information for ADCETRIS also includes a boxed warning related to the risk that JC virus infection resulting in progressive multifocal leukoencephalopathy and death can occur in patients receiving ADCETRIS. The prescribing information for PADCEV also includes a boxed warning related to the risk that severe and fatal cutaneous adverse reactions, including Stevens-Johnson syndrome and toxic epidermal necrolysis, may occur in patients receiving PADCEV. The prescribing information for TIVDAK also includes a boxed warning related to the risk that ocular toxicity may occur in patients receiving TIVDAK, and the boxed warning includes requirements for ophthalmic exams at baseline, prior to each dose, and as clinically indicated, as well as premedication and eye care. We have updated the prescribing information for our products from time to time in the past, based on reports of adverse events or safety concerns, and we may be required to further update the prescribing information for our products, including boxed warnings, limitations of use, contraindications, warnings and precautions, and adverse reactions, or to implement a REMS in the future. Side effects and toxicities associated with our products, as well as the warnings, precautions and requirements listed in the prescribing information for our products, could affect the willingness of physicians to prescribe, and patients to utilize, our products and thus harm commercial sales of our products. Implementation of a REMS could advantage products that compete with ours or make it more difficult or expensive for us to distribute our products.
Likewise, reports of adverse events or safety concerns involving our products and product candidates could interrupt, delay or halt clinical trials of our products and product candidates, including the post-approval confirmatory studies that regulatory agencies have required us or our collaborators to complete. There have been serious side effects and, in some cases, deaths in clinical trials for our products and product candidates that were deemed to be treatment-related by the investigators in those trials, and additional and/or unexpected side effects may be observed in these or other trials in the future. In addition, in response to prior safety events observed in our clinical trials, including serious side effects and patient deaths, we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria. Additional and/or unexpected safety events could be observed in these or other trials that could delay or prevent us from advancing the clinical development of, or obtaining regulatory approvals for, our products and product candidates, could require us to alter the approved labeling of our products, may cause a trial to be redone or terminated, may affect patient recruitment or may affect the ability of enrolled patients to complete a trial. As a result, such safety events could adversely affect our business, results of operations, financial condition and growth prospects.
Clinical trials and product development are expensive, time consuming and uncertain, may take longer than we expect and may not be successful. Our failure to effectively advance our development programs in a timely manner or at all could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
Our long-term success will depend upon the successful development of new products, as well as developing our existing products for new indications. However, only a small number of development programs result in the commercialization of a product. It is possible that none of our product candidates will ever become commercial products and that none of our existing products will obtain regulatory approval in any additional indications or territories. We and our collaborators are currently conducting multiple clinical trials for our products and product candidates, and we plan to commence additional trials in the future. Each of these trials requires the investment of substantial expense and time. However, there can be no assurance that the design or conduct of these trials, or any data collected from them, will be sufficient to support advancement to the next stage of development, any regulatory approvals or commercial viability.

Many of our clinical trials were initiated based on limited data. Encouraging preclinical, preliminary or interim data, and/or positive early-stage clinical trial results do not ensure that full, larger scale, later stage or confirmatory trials will be successful or that regulatory approval will be obtained. For example, despite the positive initial results we and Astellas reported from the dose-escalation cohort and expansion cohort A of the EV-103 trial, we cannot be certain that PADCEV will demonstrate sufficient efficacy or a favorable safety profile in other trials, including the EV-302 trial, or in other cohorts of the EV-103 trial, including cohort K. PADCEV may never be approved for use in any frontline setting or any other additional indications. Similarly, despite the encouraging antitumor activity in initial results from 23 patients in the MOUNTAINEER trial, we cannot be certain that TUKYSA will demonstrate sufficient efficacy or a favorable safety profile in the MOUNTAINEER trial or in other trials. TUKYSA may never be approved for use in the MOUNTAINEER treatment setting or in any other additional indications. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing or planned clinical trials, including ongoing pivotal and confirmatory trials.
There may still be important facts about the safety, efficacy, and risk versus benefit of our products and product candidates, as single agents or in combination with other agents, that are not known to us at this time and that may negatively impact our ability to develop and commercialize them. Safety events or concerns, or negative or inconclusive trial results, could adversely affect the development timeline and the regulatory approval and commercialization prospects for our products and product candidates, or cause us to cease further development of a product or product candidate, any of which may materially and adversely affect our business, results of operations, financial condition and growth prospects. In addition, we may make a strategic decision to discontinue development if, for example, we believe commercialization will be difficult relative to the standard of care or we prefer to prioritize other opportunities in our pipeline. We also face intense competition, and it is possible that a clinical trial may meet its safety and efficacy endpoints but we may choose not to advance the development of a product or product due to changes in the competitive environment.
From time to time, the commencement, continuation and completion of our clinical trials have been subject to delays, and we are likely to experience additional delays in the future. Factors that could lead to the delay, suspension, termination or need to modify clinical trials of our products and product candidates include:
•adverse medical events or side effects, including fatalities, in treated patients or other safety issues or concerns;
•deficiencies in the conduct of the clinical trial, including failure to conduct the clinical trial in accordance with regulatory requirements, Good Clinical Practice, or GCP, or study protocols;
•problems, errors or other deficiencies with respect to data collection, data processing and analysis;
•action by competent authorities to place a clinical hold or partial clinical hold on a trial or compound;
•the time required to determine efficacy may be longer than expected;
•unfavorable scientific results or insufficient data to support safety and effectiveness;
•inadequate supply or deficient quality of the applicable product or product candidate or of other materials necessary to complete the trials;
•inability to reach agreement on acceptable terms with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites;
•delay or failure to obtain institutional review board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site;
•decisions by competent authorities, IRBs, ethics committees, our collaborators or us, or recommendation by a data monitoring committee, to suspend or terminate a clinical trial for safety issues, futility or any other reason or to demand variations in the protocols or conduct of clinical trials;
•changes in governmental regulations or administrative actions that adversely affect the ability to continue to conduct or to complete a clinical trial;
•budgetary constraints or prohibitively high clinical trial costs;

•difficulties in identifying and enrolling patients who meet trial eligibility criteria;
•lower than anticipated retention rates for patients who have initiated a clinical trial; and
•the risks and evolving effects of the COVID-19 pandemic.
Additionally, patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials, perceived side effects and the availability of alternative or new treatments. We have experienced enrollment-related delays in clinical trials in the past, and we will likely continue to experience similar delays in our current and future trials. Many of our future and ongoing clinical trials are being or will be coordinated or conducted with collaborators. If we and these collaborators fail to collaborate effectively, we may experience delays or adverse effects on the commencement, continuation or completion of these trials. In addition, our collaborators have operational control over some of the studies we conduct jointly and we do not have full visibility into these studies run by our collaborators. We also conduct clinical trials in countries outside the U.S., which may subject us to additional expenses, regulatory requirements and potential delays, as well as risks associated with different standards of medical care.
If a product candidate or a potential new indication fails at any stage of development, or if we or our collaborators otherwise discontinue development of a product candidate or indication for any reason, we will not have the anticipated revenues from that product candidate or indication to fund our operations and we may not recoup or receive any return on our investment in that product candidate or indication. Failure to effectively advance our development programs in a timely manner or at all could have a material adverse effect on our business, results of operations, financial condition and prospects.
The successful commercialization of our products will depend, in part, on the extent to which governmental authorities and health insurers establish adequate coverage and reimbursement levels and pricing policies.
Successful sales of our current and any future approved products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require increasing levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of this pricing scrutiny, we cannot be sure that we and our collaborators will achieve and maintain coverage for our products and any product candidates that we or our collaborators commercialize and, if available, that the reimbursement rates will be adequate and grant access to all eligible patients. If we or our collaborators are unable to obtain and maintain coverage and adequate levels of reimbursement for our current and any future approved products that we or our collaborators commercialize, their marketability will be negatively and materially impacted. For example, we cannot be certain that third-party payors will continue to provide coverage and adequate reimbursement for ADCETRIS in the frontline Hodgkin lymphoma indication based on the relative price and perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales. Similarly, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for PADCEV, TUKYSA or TIVDAK based on their relative price and perceived benefits as compared to alternative treatment options or otherwise, which may materially harm our and our collaborators’ ability to successfully commercialize PADCEV, TUKYSA and TIVDAK in our respective designated territories. In addition, we have also experienced an increase in gross-to-net deductions for ADCETRIS since the beginning of the pandemic, which has been driven by the proportion of ADCETRIS sales subject to discounts through the federal 340B drug discount program, as well as increases in discount rates. We believe that the increase in gross-to-net deductions is, in part, due to a shift in the locations where ADCETRIS is administered. We may further experience additional increases in gross-to-net deductions for ADCETRIS and the rest of our portfolio in the future based on market and site-of-care dynamics.

In many jurisdictions, including many countries in Europe, the proposed pricing for a drug must be approved in an individual country before it may be lawfully marketed, which could delay entry of a product into a market or, if pricing is not approved, may prevent us or our collaborators from selling a product in a country where it has received regulatory approval. In European countries where we have obtained regulatory approval of TUKYSA, we will seek pricing and reimbursement agreements for TUKYSA in accordance with local timelines. As an organization, we did not have any experience applying for pricing and reimbursement approvals in jurisdictions outside the U.S. and Canada prior to our applications with respect to TUKYSA. Further, authorities in Europe have substantial discretion in the pricing and reimbursement approval process and in determining when or whether coverage will be available for a product in its initial indication or for any additional indications or in additional territories. In addition, in some cases, they may lower the price for a medicine after the price has been established. If we or Merck are unable to obtain favorable pricing and reimbursement approvals in the countries that represent significant potential markets, our anticipated revenue from and growth prospects for TUKYSA in those regions would be negatively affected.
Eligibility for coverage and reimbursement does not imply that payors will pay for a drug in all cases or at a rate that captures the value delivered to patients, payors and the overall healthcare system; allows for continued investment in innovative treatments for cancer patients; or covers our costs, including research, development, manufacture, sale and distribution. In addition, obtaining and maintaining adequate coverage and reimbursement status is time-consuming and costly. Third-party payors may deny coverage and reimbursement status altogether for a given product, or they may cover the product but establish prices at levels that are too low to enable us to realize an appropriate return on our investment in product development or limit access to select patient populations, reducing revenue potential. Further, in the U.S., there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Because the rules and regulations regarding coverage and reimbursement change frequently, in some cases at short notice, even when there is favorable coverage and reimbursement, future changes may occur that adversely impact the favorable status.
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
The successful commercialization of our products will also depend in part on the acceptance of our products by the medical community, patients and third-party payors.
The degree of market acceptance among patients, physicians, and third-party payors is important to our ability to successfully commercialize our current and any future approved products. The degree of acceptance will depend on a number of factors including the clinical benefits of our products, the effectiveness of our marketing, sales and distribution strategy and operations, the perceived advantages and relative cost, safety and efficacy of alternative treatments, and the acceptance and degree of adoption of our products by institutional treatment pathways and institutional, local, and national clinical guidelines. In the U.S., many oncology practices and healthcare providers rely on the National Comprehensive Cancer Networks® Clinical Practice Guidelines in Oncology or other institutional practice pathways in decisions related to treatment of patients and utilization of medicines. To the extent that our current or any future approved products are not included or positioned favorably in such treatment guidelines and pathways, the full utilization potential of our products may not be reached, which may harm our ability to successfully commercialize our current or any future approved products.

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
The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies and intense competition. Many third parties compete with us in developing various approaches to treating cancer. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approval and marketing than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
With respect to ADCETRIS, there are several other FDA approved drugs for its approved indications. BMS’s nivolumab and Merck’s pembrolizumab are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Acrotech Biopharma’s pralatrexate and belinostat are approved for relapsed or refractory systemic anaplastic large cell lymphoma, or sALCL, among other T-cell lymphomas. Celgene's romidepsin is approved for cutaneous T-cell lymphoma. Kyowa Kirin’s mogamulizumab is approved for adult patients with relapsed or refractory mycosis fungoides or Sézary syndrome. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck conducted a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab to ADCETRIS. An interim analysis of this clinical trial demonstrated a statistically significant improvement in progression-free survival for pembrolizumab compared with ADCETRIS, resulting in a label expansion to an earlier line of therapy, and we expect increased competition from pembrolizumab in this indication. We are also aware of multiple investigational agents currently being studied that, if successful, may compete with ADCETRIS in the future, such as camidanlumab tesirine being studied in a phase 2 study in relapsed/refractory classical Hodgkin lymphoma. Merck is conducting a phase 2 study in newly diagnosed classical Hodgkin lymphoma. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including autologous hematopoietic stem cell transplant, allogeneic hematopoietic stem cell transplant and chemotherapy, in addition to clinical trials with experimental agents.
With respect to PADCEV, other treatments in pretreated metastatic urothelial cancer include sacituzumab govitecan (a Trop-2-directed antibody and topoisomerase inhibitor conjugate), checkpoint inhibitor monotherapy, generic chemotherapy and, for patients with select FGFR genetic alterations, Janssen’s erdafitinib. Front line metastatic urothelial cancer has traditionally been treated with chemotherapy alone but is evolving to include checkpoint inhibitors for cisplatin-ineligible patients with high PD-L1 expression in addition to patients who are ineligible for platinum therapy. Several trials of investigational agents in combination with chemotherapy or other novel agents are ongoing. Continued development of PD-(L)1 targeted therapies across early stage bladder cancer and in metastatic bladder cancer in frontline combinations with chemotherapy, in frontline maintenance with the recent approval of avelumab, and in pretreated disease, could potentially impact PADCEV usage and enrollment in PADCEV clinical trials.

With respect to TUKYSA, there are multiple marketed products which target HER2, including the antibodies trastuzumab and pertuzumab and the antibody drug conjugate T-DM1. In addition, lapatinib is an EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer, and neratinib is an irreversible pan-HER kinase inhibitor indicated for extended adjuvant treatment and treatment of metastatic breast cancer in patients who received two or more prior anti-HER2-based regimens. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki which was approved by the FDA for patients who have received two or more prior anti-HER2-based regimens in the metastatic breast cancer setting and recently in the HER2 positive gastric cancer setting. The agent was also granted conditional marketing authorization by the EMA for the treatment of adult patients with unresectable or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens. In addition, fam-trastuzumab deruxtecan-nxki is being reviewed by the FDA for use in 2nd line (i.e., in patients who previously received one anti-HER2 based regimen in the metastatic setting) based on the DESTINY-breast 03 trial results. If approved, the sequence of therapies patients receive in this condition is likely to change, with greater fam-trastuzumab deruxtecan-nxki use in 2nd line. This may pose increased competition for TUKYSA, which is approved by the FDA for patients who have received one or more prior anti-HER2-based regimens in the metastatic setting, including in patients with brain metastases. MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, which was recently approved by the FDA in patients who have received at least two previous anti-HER2 regimens. Additionally, Byondis has an antibody drug conjugate, SYD985, and recently released results from its pivotal trial in metastatic breast cancer patients treated with multiple anti-HER2-based regimens. Approval of SYD985 for this patient population may occur in 2022.
With respect to TIVDAK, in October 2021, Merck’s pembrolizumab was approved in combination with chemotherapy, with or without bevacizumab, for the treatment of recurrent or metastatic cervical cancer whose tumors express PD-L1 and was grated full approval as a monotherapy for recurrent or metastatic cervical cancer patients with disease progression on or after chemotherapy in patients whose tumors express PD-L1. We are also aware of other companies that currently have products in development for the treatment of late-stage cervical cancer which could be competitive with TIVDAK, including Agenus, BMS, Iovance Biotherapeutics, Merck, Regeneron Pharmaceuticals, Sanofi-Aventis and Roche. Cemiplimab is being reviewed in several countries outside the U.S. for the treatment of patients with recurrent or metastatic cervical cancer following progression on platinum-based chemotherapy. A supplemental Biologics License Application for cemiplimab was recently withdrawn in the U.S.
Many other pharmaceutical and biotechnology companies are developing and/or marketing therapies for the same types of cancer that our product candidates are designed and being developed to treat. In addition, we are aware of a number of other companies that have ADC and other technologies that may be competitive with ours. We are also aware of a number of companies developing monoclonal antibodies directed at the same antigen targets or for the treatment of the same diseases as our product candidates. In addition, our ADC collaborators may develop compounds utilizing our technology that may compete with product candidates that we are developing.
The risk of biosimilar or generic challenges has also been increasing in our industry. In the U.S. and the EU, after a period of exclusivity for an innovator’s approved biological product or branded drug has passed, there are abbreviated pathways for approval of biosimilar products or generic drugs. In addition, it is not possible to predict changes in law that might reduce regulatory exclusivity. As a result, and due to uncertainties regarding patent protection, it is not possible to predict the length of market exclusivity for any particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. Absent patent protection or regulatory exclusivity for our products, it is possible, both in the United States and elsewhere, that biosimilar, interchangeable or generic versions of those products may be approved and marketed, which would likely result in substantial and rapid reductions in revenues from sales of those products.
It is also possible that our competitors will succeed in developing technologies that are more effective than our products and product candidates or that would render our technology obsolete or noncompetitive, or will succeed in developing biosimilar, interchangeable or generic products for our products and product candidates. We anticipate that we will continue to face increasing competition in the future as new companies enter our market and scientific developments surrounding biosimilars and other cancer therapies continue to accelerate. We cannot predict to what extent the entry of biosimilars or other competing products will impact potential future sales of our products and product candidates.

Risks Related to Regulatory Oversight, and Other Legal Compliance Matters
Our products and any future approved products remain subject to extensive ongoing regulatory obligations and oversight, including post-approval requirements, that could result in penalties and significant additional expense and could negatively impact our and our collaborators’ ability to commercialize our current and any future approved products.
Any product that has received regulatory approval remains subject to extensive ongoing obligations and continued review from applicable regulatory agencies. These obligations include, among other things, drug safety reporting and surveillance, submission of other post-marketing information and reports, pre-clearance of certain promotional materials, manufacturing processes and practices, product labeling, confirmatory or post-approval clinical research, import and export requirements and record keeping. These obligations may result in significant expense and limit our and our collaborators’ ability to commercialize our current and any future approved products. Any violation of ongoing regulatory obligations could result in restrictions on the applicable product, including the withdrawal of the applicable product from the market.
If FDA approval is granted via the accelerated approval pathway or a product receives conditional marketing authorization from another comparable regulatory agency, we and our collaborators may be required to conduct a post-marketing confirmatory trial in support of full approval and to comply with other additional requirements. For example, in connection with ADCETRIS’s conditional marketing authorization in relapsed Hodgkin lymphoma, relapsed cutaneous T-cell lymphoma, and both relapsed and frontline sALCL in the EU, Takeda is subject to certain post-approval requirements, including the requirement to conduct clinical trials to confirm clinical benefit. The FDA’s accelerated approval of TIVDAK also included a requirement for a confirmatory trial. An unsuccessful post-marketing study or failure to complete such a study with due diligence could result in the withdrawal of marketing approval. Post-marketing studies may also suggest unfavorable safety information that could require us to update the product’s prescribing information or limit or prevent the product’s widespread use. In addition, the labeling, advertising and promotion of products that have received accelerated approval from the FDA, including TIVDAK, are subject to additional regulatory requirements, which entail significant expense and could negatively impact the product’s commercialization.
Regulatory authorities may also impose additional post-marketing commitments, including requirements for companion diagnostics. For example, the FDA’s approval of ADCETRIS in the frontline peripheral T-cell lymphoma indication included a post-marketing commitment to develop an in-vitro diagnostic device for the selection of patients with CD30-expressing PTCL, not including SALCL, for treatment with ADCETRIS in this indication. We and Takeda have a collaboration with Ventana Medical Systems, Inc., or Ventana, under which Ventana is working to develop such a diagnostic device.
We and the manufacturers of our current and any future approved products are also required, or will be required, to comply with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products and product candidates, and these facilities are subject to ongoing regulatory inspections. In addition, any approved product, its manufacturer and the manufacturer’s facilities are subject to continual regulatory review and inspections, including periodic unannounced inspections. Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions and other consequences, including:
•issuance of Form FDA 483 notices or Warning Letters by the FDA or other regulatory agencies;
•imposition of fines and other civil penalties;
•criminal prosecutions;
•injunctions, suspensions or revocations of regulatory approvals;
•suspension of any ongoing clinical trials;
•total or partial suspension of manufacturing;
•delays in regulatory approvals and commercialization;
•refusal by the FDA to approve pending applications or supplements to approved applications submitted by us;

•refusals to permit drugs to be imported into or exported from the U.S.;
•restrictions on operations, including costly new manufacturing requirements;
•product recalls or seizures or withdrawal of the affected product from the market; and
•reputational harm.
The policies of the FDA and other regulatory agencies may change and additional laws and regulations may be enacted that could prevent or delay regulatory approval of our product candidates or of our products in any additional indications or territories, or further restrict or regulate post-approval activities. Any problems with a product or any violation of ongoing regulatory obligations could result in restrictions on the applicable product, including the withdrawal of the applicable product from the market. If we are not able to maintain regulatory compliance, we or our collaborators might not be permitted to commercialize our current or any future approved products and our business would suffer.
Healthcare law and policy changes may negatively impact our business, including by decreasing the prices that we and our collaborators receive for our products.
In recent years, there have been a number of legislative and regulatory actions and executive orders that have made reforms to the U.S. healthcare system. The implementation of certain of these policy changes has decreased our revenues and increased our costs, and federal and state legislatures, governments in countries outside the U.S., health agencies and third-party payors continue to focus on containing the cost of healthcare. Further legislative and regulatory changes, and increasing pressure from social sources, are likely to further influence the manner in which our products are priced, reimbursed, prescribed and purchased. Such additional reforms could result in further reductions in coverage and levels of reimbursement for our products, expansion of U.S. government rebate and discount programs, increases in the rebates and discounts payable under these programs, requests for additional or supplemental rebates, and additional downward pressure on the prices that we and our collaborators receive for our products.
The federal government has implemented reforms to government healthcare programs in the U.S., including changes to the methods for, and amounts of, Medicare reimbursement and changes to the Medicaid Drug Rebate Program. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act, which included changes to the Medicare Part B program requiring rebates for some discarded drug products that will increase future rebates. The Biden administration also recently announced an Executive Order that includes initiatives to support the implementation of Canadian drug importation and reduce drug prices. In response to President Biden’s Executive Order, on September 9, 2021, the U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other healthcare reform initiatives.
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
The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false claim to, or the knowing use of false statements to obtain payment from or approval by, the federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease, or conceal an obligation to pay money to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing, promotion or other activities.
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
The federal transparency requirements under the Physician Payments Sunshine Act require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report information related to certain payments or other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year plus up to an aggregate of $1 million per year for “knowing failures,” as adjusted for inflation.

In addition, there has been increased scrutiny of company-sponsored patient assistance programs, including co-pay assistance programs, and donations to third-party charities that provide such assistance. There has also been enhanced scrutiny by governments of reimbursement support offerings, clinical education programs and promotional speaker programs. If we or our vendors are deemed to fail to comply with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, in connection with civil settlements related to these laws and regulations, the U.S. government has and may in the future require companies to enter into complex corporate integrity agreements that impost significant reporting and other requirements.
Other healthcare laws and regulations that may affect our ability to operate include, among others, the federal civil monetary penalties statute and the healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act, or HIPAA. In addition, many states and jurisdictions outside the U.S. have similar laws and regulations, such as anti-kickback, anti-bribery and corruption, false claims and transparency, to which we are currently and/or may in the future, be subject. Additional information about these requirements is provided under “Government Regulation – Healthcare Regulation” in this Annual Report on Form 10-K.
We are also subject to numerous other laws and regulations that while not specific to the healthcare industry, do apply to the healthcare industry in important ways. For example, we are subject to antitrust regulations with respect to interactions with other participants in the markets we currently serve or may serve in the future. These antitrust laws are vigorously enforced in the U.S. and in other jurisdictions in which we operate.
In an effort to comply with applicable laws and regulations, we have implemented a compliance program designed to actively identify, prevent and mitigate risk by implementing policies and systems and promoting a culture of compliance. We also actively work to revise and evolve our compliance program in an effort to keep pace with evolving compliance risks and the growing scale of our business. However, we cannot guarantee that our compliance program will be sufficient or effective, that we will be able to integrate the operations of newly formed affiliates or acquired businesses into our compliance program effectively or on a timely basis, that our employees will comply with our policies, that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will limit or avoid liability for whistleblower claims or actions by governmental authorities. If we are found to be in violation of any of the laws and regulations described above or other applicable laws, we may be subject to penalties, including significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, administrative burdens, imprisonment, diminished profits and future earnings, exclusion from government healthcare reimbursement programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and/or the curtailment or restructuring of our operations. Any of these outcomes could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Regardless of whether we have complied with the law, a government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses. Moreover, achieving and sustaining compliance with applicable federal, state and healthcare laws outside the U.S. is costly and time-consuming for our management.
We are subject to stringent and changing obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could lead to governmental investigations or actions, litigation, fines and penalties, a disruption of our business operations, reputational harm and other adverse business impacts.
We are subject to numerous privacy and data protection laws and regulations governing personal information, including healthcare information. In addition, the legislative and regulatory landscape for privacy and data protection continues to evolve.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. The laws are not consistent, and states frequently amend existing laws, requiring attention to constantly changing regulatory requirements. For example, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020, and the California Privacy Rights Act, or CPRA, will take effect in January 2023 (with a look back for certain rights to January 2022). The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. We may also be subject to additional U.S. privacy regulations in the future, including the Virginia Consumer Data Protection Act and the Colorado Privacy Act, both of which become effective in 2023. In addition, at the federal level, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations impose additional obligations on certain types of individuals and entities with respect to the security, privacy and transmission of individually identifiable health information.
EU member countries and other jurisdictions, including Switzerland, the United Kingdom, or the U.K., and Canada, have also adopted data protection laws and regulations which impose significant compliance obligations. For example, the EU’s General Data Protection Regulation, or GDPR, imposes a range of requirements relating to the collection, use, handling and protection of personal data. Violations of the GDPR can result in significant penalties, including potential fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to all types of personal data that we process, including clinical trial data and employee information. In addition, local data protection authorities can have different interpretations of the GDPR, leading to compliance challenges as a result of potential inconsistencies amongst various EU member states.
Among other requirements, the GDPR regulates transfers of personal data to countries that have not been found to provide adequate protection to such personal data, including the U.S. This includes transfers between us and our subsidiaries. In July 2020, the Court of Justice of the EU, or the CJEU, invalidated one of the primary safeguards enabling U.S. companies to import personal information from Europe, the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the EC’s Standard Contractual Clauses, or SCCs, provide sufficient protection for personal data transfers without analyzing each transfer and implementing supplementary measures to protect the data. As a result of the CJEU’s decision, the EC issued new SCCs in June 2021 that repeal and replace the previous clauses. Companies relying on the SCCs for transfers have until December 2022 to implement the new clauses. Following recommendations from the European Data Protection Board, we are reviewing personal data transfers from the EU and adding the new SCCs and supplementary measures, when required. Since local data protection authorities can interpret GDPR and the CJEU’s decision differently, there is no definitive set of controls that can ensure GDPR compliance across our business operations. In addition, authorities in Switzerland and the U.K., whose data protection laws are similar to those of the EU, also invalidated the use of privacy shields. Additional compliance efforts may be needed to respond to evolving regulatory guidance. If our compliance solutions are found to be insufficient, we could face substantial fines under European data protection laws as well as injunctions against processing and/or transferring personal information from Europe. The inability to import personal information from Europe could restrict our clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws, interfere with our ability to hire employees in Europe and require us to increase our data processing capabilities in Europe at significant expense.
In addition, we may be subject to other foreign data privacy and security laws. For example, China’s Personal Information Protection Law, or PIPL, which took effect in November 2021, imposes various requirements related to personal information processing, similar to the GDPR and CCPA. In particular, the PIPL sets out personal information localization requirements, along with rules regarding the transfer of personal information outside of China. Such transfers may require assessment and/or approval by China’s Cyberspace Administration, certification by professional institutions or entering into contracts with and supervising overseas recipients. Violations of the PIPL may lead to an administrative fine of up to RMB 50 million or 5% of turnover in the last year.

Any failure or alleged failure to comply with legal or contractual obligations, policies and industry standards relating to personal information, and any incident resulting in the unauthorized access to, or acquisition, release or transfer of, personal information, may result in governmental investigations or enforcement actions, litigation, fines, penalties, damage to our reputation and other adverse consequences. In addition, we expect that laws, regulations, policies and industry standards relating to privacy and data protection will continue to evolve. These changes may require us to modify our practices and may increase our costs of doing business. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these standards, even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.
Product liability and product recalls could harm our business, and we may not be able to obtain adequate insurance to protect us against product liability losses.
The testing, manufacturing, marketing, and sale of products and product candidates expose us to product liability claims. As a result, it is possible that we may be named as a defendant in product liability suits that may allege that drug products we manufactured for BMS resulted in injury to patients. While we have obtained product liability insurance, it may not provide adequate coverage against all potential liabilities. In addition, we may not be able to maintain insurance coverage on acceptable terms or at all. If a product liability claim or series of claims is brought against us, we may experience substantial financial losses, including uninsured liabilities or liabilities in excess of insured amounts, and may be required to limit further development and commercialization of our products, either of which could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Additionally, product liability claims, regardless of their merits, could be costly, could divert management’s attention and could adversely affect our reputation and the demand for our products.
Product recalls may be issued at our discretion, or at the discretion of government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of our products could materially adversely affect our business by rendering us unable to sell our products for some time and by adversely affecting our reputation.
Our operations involve hazardous materials and are subject to environmental, health and safety laws and regulations.
We are subject to environmental, health and safety laws and regulations, including those governing the use and disposal of hazardous materials, and we spend considerable time complying with such laws and regulations. Our business activities involve the controlled use of hazardous materials, and although we take precautions to prevent accidental contamination or injury from these materials, we cannot completely eliminate the risk of using these materials. In this regard, with respect to our manufacturing facility, we may incur substantial costs to comply with environmental laws and regulations and may become subject to the risk of accidental contamination or injury from the use of hazardous materials in our manufacturing process. It is also possible that our manufacturing facility may expose us to environmental liabilities associated with historical site conditions that we are not currently aware of and did not cause. Some environmental laws impose liability for contamination on current owners or operators of affected sites, regardless of fault. In the event of an accident or environmental discharge, or new or previously unknown contamination is discovered or new cleanup obligations are otherwise imposed in connection with any of our currently or previously owned or operated facilities, we may be held liable for remediation obligations, damages or fines, which may exceed our insurance coverage and materially harm our business, financial condition and results of operations. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

Risks Related to Our Reliance on Third Parties
Our collaborators and licensees may not perform as expected, which may negatively affect our ability to develop and commercialize our products and product candidates and/or generate revenues through technology licensing, and may otherwise negatively affect our business.
We have established collaborations with third parties to develop and market each of our products and some of our current and potential future product candidates. These include our collaborations with Takeda for ADCETRIS, with Astellas for PADCEV, with Merck for TUKYSA and with Genmab for TIVDAK. We also have established clinical trial collaborations to develop certain of our products or product candidates in combination with the products or product candidates of third parties. Our dependence on these collaboration and licensing arrangements subjects us to a number of risks, including:
•we are not able to control the amount or timing of resources our collaborators and licensees devote to the development or commercialization of our programs, products or product candidates;
•the interests of our collaborators may not always be aligned with our interests, and such parties may not pursue regulatory approvals or market a product in the same manner or to the same extent that we would, which could adversely affect our revenue, or may adopt tax strategies that could have an adverse effect on our business, results of operations or financial condition;
•with respect to products or product candidates under joint control, we may encounter challenges in joint decision making and joint execution, including with respect to any joint development or commercialization plans or co-promotion activities, which may delay or otherwise harm the research, development, launch or commercialization of the applicable products and product candidates;
•disputes may arise between us and our collaborators or licensees, including with respect to the achievement and payment of milestones or ownership of rights to technology developed, that could result in litigation or arbitration;
•any failure on the part of our collaborators to comply with applicable laws, including tax laws, regulatory requirements and/or applicable contractual obligations or to fulfill any responsibilities they may have to protect and enforce any intellectual property rights underlying our products could have an adverse effect on our revenue as well as involve us in possible legal proceedings;
•any improper conduct or actions on the part of our collaborators, licensees or other third parties could subject us to civil or criminal investigations and monetary penalties and injunctions, impact the accuracy and timing of our financial reporting and/or adversely impact our ability to conduct business, our operating results and our reputation;
•business combinations or significant changes in a collaborator’s business strategy may adversely affect such party’s willingness or ability to complete its obligations under any arrangement;
•a collaborator could independently move forward with competing products, therapeutic approaches or technologies, either independently or in collaboration with others, including with our competitors; and
•our collaboration agreements may be terminated, breached or allowed to expire, or our collaborators may reduce the scope of our agreements with them.
If our collaborative and license arrangements are not successful, then our ability to advance the development and commercialization of the applicable products and product candidates, or to otherwise generate revenue from these arrangements, will be adversely affected, and our business and business prospects may be materially harmed. If any of our collaborators terminates our collaboration or opts out of their obligations, we may have to engage another collaborator, or we may have to complete the development process and undertake commercializing the applicable product or product candidate in our collaborator’s current territories ourselves. This could significantly disrupt or delay the development and commercialization of the applicable product or product candidate and substantially increase our costs. Any of these events could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

A substantial portion of our revenue results from payments made under agreements with our collaborators. The loss of any of our collaborators, changes in product development or business strategies of our collaborators, or the failure of our collaborators to perform their obligations under their agreements with us for any reason, including paying license or technology fees, milestone payments, royalties or reimbursements, could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Payments under our existing and potential future collaboration agreements are also subject to significant fluctuations in both timing and amount, which could cause our revenue to fall below the expectations of securities analysts and investors and cause a decrease in our stock price.
In addition to collaboration agreements, we also have ADC license agreements that allow our licensees to use our proprietary ADC technology. Our ADC licensees conduct all research, product development, manufacturing and commercialization of any product candidates under these agreements. Any delay or termination of the development and commercialization of a licensed product or product candidate by the licensee could adversely affect our business, results of operations, financial condition and growth prospects by reducing or eliminating the potential for us to receive applicable milestones and royalties.
We currently rely on third-party manufacturers and other third parties for production of our drug products, and our dependence on these third parties may impair the continued development and commercialization of our products and product candidates.
We own a biologics manufacturing facility located in Bothell, Washington, which we use to support our clinical supply needs, and we recently invested in the facility infrastructure to enable it to potentially support some of our commercial supply needs in the future, as well. We have also signed a lease to a facility currently being constructed in Everett, Washington, which will be used for future manufacturing capability. However, we rely and expect to continue to rely on collaborators, contract manufacturers and other third parties to produce and store sufficient quantities of drug product for both our clinical and commercial programs. In some cases, we rely on contract manufacturers and other third parties that are single-source suppliers to complete steps in the manufacturing process. If any of the parties in our supply chain cease or interrupt production or otherwise fail to deliver materials, products or services on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacements or to develop our own manufacturing capabilities, we may bear costly losses or be required to delay or suspend clinical trials or otherwise delay or discontinue development, production and sale of our products. As a result, our business, results of operations, financial condition and growth prospects could be materially and adversely affected.
There are a limited number of facilities in which each of our products and product candidates can be produced. Any interruption of the operation of those facilities, due to equipment malfunction or failure, damage to the facility, natural disasters, regulatory actions, contractual disputes or other events, could result in delays, cancellation of shipments, loss of product in the manufacturing process, or a shortfall in supply. Further, we and our collaborators depend on outside vendors for the supply of raw materials used to produce our products and product candidates. If these suppliers were to cease production or otherwise fail to supply quality raw materials and we or our collaborators were unable to contract with alternative suppliers for these raw materials on acceptable terms, our ability to have our products manufactured to meet clinical and commercial requirements would be adversely affected. In an effort to increase the availability of needed medical and other supplies and products in connection with the COVID-19 pandemic, we and our suppliers may elect to, or governments may require us or our suppliers to, allocate raw materials used in manufacturing or manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our ability to have our products manufactured to meet clinical and commercial requirements. In addition, if any of the parties in our supply chain are adversely impacted by the evolving effects of the COVID-19 pandemic, such as staffing shortages, productions slowdowns and/or disruptions in delivery systems, there could be disruptions and delays in the manufacturing and supply of our products and product candidates.

While we believe that the existing supplies of our products and our and our collaborators’ contract manufacturing relationships will be sufficient to accommodate current clinical and commercial needs, we or our collaborators may need to obtain additional manufacturing arrangements or increase manufacturing capability to meet potential future commercial needs, which could require additional capital investment or cause delays. We cannot assure you that we can enter into additional manufacturing arrangements on commercially reasonable terms or at all. Forecasting demand for a new product or for a newly-approved territory or indication for an existing product can be challenging. If demand for a product exceeds our estimates or if our commercial manufacturers are unable or unwilling to increase production capacity commensurate with demand, our commercialization of the affected product could be negatively impacted by short-term product supply challenges. Supply challenges would adversely impact our revenues and could negatively affect our relationships with patients and healthcare professionals. In addition, any failures or delays in manufacturing adequate product supplies and in putting in place or expanding our manufacturing and supply infrastructure could delay or impede our and collaborators’ ability to launch and commercialize our products, including TUKYSA, in additional markets where they have obtained regulatory approval.
In order to obtain regulatory approval of any product candidate or regulatory approval of any product in a new jurisdiction, the suppliers for that product or product candidate must obtain approval to manufacture and supply product. In addition, the facilities utilized to manufacture the product or product candidate will be subject to pre-approval regulatory inspections. Any delay or failure in generating the chemistry, manufacturing and control data required in connection with any application for regulatory approval, or challenges in the regulatory inspection process, could negatively impact our ability to meet our anticipated regulatory submission dates, delay any approval decisions and/or negatively affect our ability to obtain regulatory approval at all. Any failure of us, our collaborators or a manufacturer to obtain approval to manufacture and supply product in a jurisdiction, or to obtain and distribute adequate supplies of the product, on a timely basis or in accordance with applicable specifications and local requirements could negatively impact our ability to successfully launch and commercialize the applicable product in that jurisdiction and to generate sales of that product at the levels we expect. We or our collaborators may also encounter difficulties in meeting the regulatory requirements applicable to the manufacturing process for these agents, in managing the additional complexity of manufacturing for a number of markets outside the U.S. or in responding to changes in the amount or timing of supply needs. Any failures or delays in meeting these requirements could substantially delay or impede our ability to obtain regulatory approvals for and to market these agents, which could negatively impact our operating results and adversely affect our business.
We are dependent upon a small number of distributors for a significant portion of our net sales, and the loss of, or significant reduction or cancellation in sales to, any one of these distributors could adversely affect our revenues and increase our costs.
We sell ADCETRIS, PADCEV and TIVDAK through a limited number of specialty distributors. Healthcare providers order ADCETRIS, PADCEV and TIVDAK through these distributors. We receive orders from distributors and generally ship product directly to the healthcare provider. We sell TUKYSA through a distribution network of specialty pharmacies, integrated delivery network hospitals and practices that dispense in the office. These distributors and distribution network partners do not set or determine demand for our products; however, our ability to effectively commercialize our products will depend, in part, on their performance. If we lost a major distributor or partner, revenue during any period of disruption could suffer and we might incur additional costs. In addition, business disruptions arising from the COVID-19 pandemic could negatively affect the ability of some of our distributors or distribution network partners to pay amounts owed to us in a timely manner or at all.
We are dependent on third parties such as contract research organizations, medical institutions and clinical investigators to assist with the design, review, management and conduct of our clinical trials and other activities.
We also depend on third parties such as contract research organizations, medical institutions and clinical investigators to assist with the design, review, management and conduct of our clinical trials and other activities. Our reliance on these third parties reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with regulatory requirements, GCP and study protocols. To the extent these third parties fail to successfully carry out their contractual duties or meet expected deadlines, our clinical trials and regulatory filings may be negatively impacted including possible impacts to data, results, or conclusions, increased costs, and delays to regulatory timelines, which may harm our reputation and business.

Risks Related to Intellectual Property and Litigation
If we are unable to enforce our intellectual property rights or if we fail to sustain and further procure additional intellectual property rights, we may not be able to successfully commercialize our products or any future products and competitors may be able to develop competing therapies.
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
The standards that the U.S. Patent and Trademark Office, or USPTO, and patent offices in other countries use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, patents may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our products. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. For example, the U.S. Federal Circuit Court of Appeals and the U.S. Supreme Court have modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. These changes and any future changes to the patent system in the U.S. or in other countries could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, results of operations, financial condition and growth prospects. In addition, changes to patent laws may be applied retroactively to affect the validity, enforceability, or term of our patents. Patent protection outside the U.S. is particularly uncertain and costly. The laws of some countries may not protect our intellectual property rights to the same extent as U.S. laws, and many companies in our industry have encountered significant difficulties in protecting and defending such rights in these jurisdictions.
We rely on external agents to perform certain activities to maintain our patents. Although we carefully select and oversee these agents, the failure of an agent to properly perform these maintenance activities, whether through mistake or otherwise, could adversely affect our intellectual property rights. Additionally, if we do not control all of the intellectual property rights in-licensed to us with respect to a drug candidate and the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize the in-licensed drug candidate.
We rely on trade secrets and other proprietary information where we believe patent protection is not appropriate or obtainable. However, trade secrets and other proprietary information are difficult to protect. We have taken measures to protect our unpatented trade secrets and know-how, including the use of confidentiality and assignment of inventions agreements with our employees, consultants and certain contractors. It is possible, however, that these persons may breach the agreements or that our competitors may independently develop or otherwise discover our trade secrets or other proprietary information. Our research collaborators may also publish confidential data or other restricted information to which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information may be impaired. In addition, under proposed or adopted policies in the EU, information related to clinical trials and clinical trial data that historically were considered confidential are now increasingly subject to public disclosure. The move toward public disclosure of this information could adversely affect our business in many ways, such as by requiring the disclosure of confidential methodologies for product development, preventing us from obtaining intellectual property right protection for innovations, requiring significant resources to prevent others from violating our intellectual property rights, adding complexity to compliance with applicable data privacy regulations, and enabling competitors to use our data to gain approvals for their own products.

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
We may face potential lawsuits by companies, academic institutions or others alleging infringement of their intellectual property. Due to the amount of intellectual property in our field, we cannot be certain that we do not infringe intellectual property rights of competitors or that we will not infringe intellectual property rights of competitors granted or created in the future. In addition, we are monitoring the progress of multiple pending patent applications of other organizations that, if granted, may require us to license or challenge their enforceability in order to continue commercializing our products or to commercialize our product candidates that may be approved for commercial sale. Our challenges to patents of other organizations may not be successful, which may affect our ability to commercialize our products or product candidates. If it is ultimately determined that our products infringe a third-party’s intellectual property rights, we may be required to pay substantial damages, including lost profits, royalties, treble damages, attorneys’ fees and costs. Even if infringement claims against us are without merit, the results may be unpredictable. In addition, defending lawsuits takes significant time, may be expensive and may divert management’s attention from other business concerns. Further, we may be stopped from developing, manufacturing or selling our products unless and until we obtain a license from the owner of the relevant technology or other intellectual property rights, or we may be forced to undertake costly design-arounds, if feasible. If such a license is available at all, it may require us to pay substantial royalties or other fees.
We are or may be from time to time involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, USPTO interference, inter partes review, or IPR, post-grant review, or PGR, or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the U.S. and elsewhere. In addition, if we choose to go to court to stop a third party from infringing our patents, that third party has the right to ask the court to rule that these patents are invalid, not infringed and/or should not be enforced. Under the America Invents Act, a third party may also have the option to challenge the validity of certain patents at the Patent Trial and Appeal Board, or PTAB, of the USPTO whether they are accused of infringing our patents or not, and certain entities associated with hedge funds, pharmaceutical companies and other entities have challenged valuable pharmaceutical patents through the IPR process. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, there is a risk that a court will decide that these patents are not valid or not infringed or otherwise not enforceable, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. Furthermore, if such challenges to our rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing potential products, which could adversely affect our business, results of operations, financial condition and growth prospects. In addition, we may challenge the patent or other intellectual property rights of third parties and if we are unsuccessful in actions we bring against the rights of such parties, through litigation or otherwise, and it is determined that we infringe the intellectual property rights of such parties, we may be prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those rights or develop or obtain alternative technologies, any of which could harm our business.

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
We have been and may in the future be subject to litigation, which could result in substantial expenses and damages and may divert management’s time and attention from our business.
We are engaged in multiple legal disputes with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo. We are in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug ENHERTU and certain product candidates. An arbitration hearing relating to the dispute was conducted in June 2021. Recently, the arbitration hearing record was reopened by the arbitrator to consider additional evidence. As a result, the decision may occur after the first quarter of 2022. In addition, we filed a complaint in the U.S. District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the ‘039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the U.S. of ENHERTU. Daiichi Sankyo (as well as Daiichi Sankyo, Inc. and AstraZeneca Pharmaceuticals, LP, or AstraZeneca) subsequently filed an action in the U.S. District Court for the District of Delaware seeking a declaratory judgment that ENHERTU does not infringe the ‘039 Patent. The Delaware action has been stayed by court order. Daiichi Sankyo, Inc. and AstraZeneca also filed two Petitions for Post-Grant Review with the U.S. Patent Office seeking to have claims of the ‘039 Patent cancelled as unpatentable. On June 24, 2021, the U.S. Patent Office issued a decision denying both Petitions for Post-Grant Review. The trial in the patent infringement case in Texas is scheduled to begin on April 4, 2022. As a result of these disputes, we have incurred and will continue to incur litigation expenses. In addition, from time to time, we may become involved in other lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to the defense and enforcement of our patent or other intellectual property rights and our contractual rights.
These and other potential future litigations are subject to inherent uncertainties, and the actual costs to be incurred relating to litigations may be impacted by unknown factors. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the course of these and potential future litigations, we may be subject to additional claims and counterclaims that may result in liabilities or require us to take or refrain from certain actions, and we may not prevail. Monitoring, defending against and pursuing legal actions can be time-consuming for our management and detract from our ability to fully focus our internal resources on our business activities, which could result in delays of our clinical trials or our development and commercialization efforts. In addition, we may incur substantial legal fees and costs in connection with these and potential future litigations. Decisions adverse to our interests in these and potential future litigations could result in the payment of substantial damages, or possibly fines, or affect our intellectual property rights and could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Successful challenges to our patent or other intellectual property rights could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators. In addition, the uncertainty associated with litigation could lead to increased volatility in our stock price.
Risks Related to Our Operations, Managing Our Growth and Other Risks
The evolving effects of the COVID-19 pandemic and associated global economic instability could have further adverse effects on our business, including our commercialization efforts, supply chain, regulatory activities, clinical development activities and other business operations.
Our business is currently being adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic. Our ongoing increased reliance on personnel working from home may present operational and workplace culture challenges, negatively impact productivity or disrupt, delay or otherwise adversely impact our business. This could also increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. In addition, our oversight of third-party manufacturers is currently being conducted primarily by virtual means, which may increase the chance of a manufacturing quality issue. Our field-based personnel are using a mix of in-person interactions and electronic communications, such as emails, phone calls and video conferences, to support healthcare providers and patients. Many healthcare professionals are facing additional demands on their time during the ongoing COVID-19 pandemic. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators, as well as physician awareness of our products. In this regard, we believe that the need to conduct some of our activities virtually is negatively impacting our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements.
We face a number of challenges that will limit our ability to fully resume in-person interactions, including increasing COVID-19 infection rates due to coronavirus mutations and/or low vaccination rates in different areas or otherwise, the need to navigate varying restrictions for entering healthcare facilities and the pandemic's impacts on employee childcare arrangements. In addition, we may subsequently decide or be forced to resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection or hospitalization rates or otherwise. Moreover, the long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. COVID-19 related restrictions could also present product distribution challenges as we utilize recently initiated distribution channels for TUKYSA.
The evolving effects of the COVID-19 pandemic appear to have negatively affected and may continue to negatively affect our product sales due to challenges in patient access to healthcare settings, loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs, some or all of which appear to have negatively affected diagnosis rates, may affect side effect management and course of treatment and may increase enrollment in our patient support programs. In this regard, impacts associated with the COVID-19 pandemic appear to have led to a reduction in the rate of Hodgkin lymphoma diagnoses, may have adversely affected diagnosis rates of other cancers, and may further adversely affect rates of cancer diagnoses in the future. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety.

Some of the sites participating in our clinical trials are affected by site closings, reduced capacity, staffing shortages or other effects of the COVID-19 pandemic. At some sites, we are experiencing impacts to our ability to monitor patients, activate sites, screen and enroll patients, complete site monitoring and manage samples. The extent of the impact on a particular clinical trial depends on the current stage of activities at a given site, for example study start up versus post-enrollment, and the number of impacted sites participating in that trial. Impacts on diagnosis rates associated with the COVID-19 pandemic may also negatively impact enrollment. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, there may continue to be adverse impacts to our clinical study timelines, which, depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, could ultimately delay data availability. Due to the suspension of data monitoring activities at sites that do not currently allow remote monitoring, as well as impacts on the ability to monitor patients, maintain patient treatment according to the trial protocols and manage samples, there is also the potential for negative impacts on data quality. While we are actively utilizing digital monitoring measures and other mitigations designed to prevent negative data quality impacts, if there were in fact a negative impact on data quality, we or our collaborators could be required to repeat, extend the duration of, or increase the size of clinical trials, which could significantly delay potential commercialization and require greater expenditures. We expect that similar factors will impact clinical studies operationalized by our collaborators. In addition, many of our non-essential on-site research activities are currently significantly reduced as a result of the COVID-19 pandemic, which may negatively impact the number of investigational new drug application, or IND, candidates entering our clinical pipeline in future years.
The effects of the COVID-19 pandemic continue to rapidly evolve. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, economic instability resulting from the effects of the COVID-19 pandemic could materially affect our business and the value of our common stock.
The extent to which the evolving effects of the COVID-19 pandemic impact our business will depend on future developments that are highly uncertain, such as coronavirus variants that may prove to be especially contagious or virulent, the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of vaccine programs and other actions taken to contain and treat the disease. Accordingly, we do not yet know the full extent of potential effects from the pandemic. However, these effects could materially and adversely affect our business, results of operations, financial condition and growth prospects. In addition, the evolving effects of the COVID-19 pandemic may also heighten many of the other risks described elsewhere in this “Risk Factors” section. It is also possible that future global pandemics could occur and materially and adversely affect our business, results of operations, financial condition and growth prospects.
If we are unable to manage our growth, our business, results of operations, financial condition and growth prospects may be adversely affected.
We have experienced and expect to continue to experience significant growth in the number of our employees and in the scope and complexity of our operations. This rapid growth and additional complexity places significant demands on our management and other personnel, our operational and financial resources and our third party suppliers. Our current and planned personnel, operational and financial systems, procedures, controls and suppliers may not be adequate to support our growth, and we may experience operating inefficiencies, delays, control deficiencies, compliance issues or other problems. In addition, we may not be able to achieve any necessary growth objectives in a timely or cost-effective manner, or at all, and may not realize a positive return on our investment. If we are unable to manage our growth effectively, our business, results of operations, financial condition and growth prospects may be adversely affected.
Risks associated with our expanding operations in countries outside the U.S. could materially adversely affect our business.
We have operations outside the U.S., and we plan to continue expanding our operations internationally. For example, we are continuing to expand our commercial infrastructure in Europe and Canada. Consequently, we are, and will increasingly be, subject to risks and complexities related to operating internationally, including:
•the increased complexity and costs inherent in managing international operations, including in geographically disparate locations;

•diverse clinical, drug safety, drug quality, drug supply, healthcare compliance and other pharmaceutical regulatory regimes, and any future changes to such requirements, in the countries and regions where we are located or do business;
•multiple, differing and changing laws and regulations such as tax laws, privacy regulations, tariffs, trade restrictions, export and import restrictions, employment, immigration and labor laws, corporate laws, and other governmental approvals, permits and licenses;
•differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
•adverse tax consequences, including changes in applicable tax laws and regulations;
•political tensions, economic weakness, including inflation, or political or economic instability in particular economies and markets;
•currency fluctuations, which could result in increased operating expenses or reduced revenues;
•challenges inherent in efficiently managing employees in diverse geographies and different languages;
•challenges in adapting systems, policies, benefits and compliance programs for different countries;
•reliance on vendors who are located far from our headquarters and with whom we have not worked previously; and
•workforce uncertainty in countries where labor unrest is more common.
Additionally, the U.S. Foreign Corrupt Practices Act, or FCPA, and the anti-bribery laws and regulations of other countries are extensive and far-reaching. We must ensure that accurate records and controls required by the FCPA are maintained with respect to the activities of our employees, distributors and service providers in all of the countries where we operate. In the course of conducting operations internationally, we interact with regulatory authorities, as well as with healthcare professionals who are often employed by governments and may be deemed to be foreign officials under the FCPA. Any interactions with any such third parties that are found to be in violation of relevant laws could result in substantial fines and penalties and could materially harm our business. Emerging-market countries may be especially vulnerable to periods of political, legal, and financial instability and may have a higher risk of corrupt business practices. As we expand our international operations, we continue to supplement and expand our global compliance program, controls, policies and procedures. However, there can be no assurance that such measures will work effectively at all times or protect us against liability. There is a risk that acts committed by our employees, agents, distributors, collaborators or third-party providers might violate the FCPA and other anti-corruption laws and that we might be held responsible. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. Our failure, or the failure of others who we engage to act on our behalf, to comply with the laws and regulations of the countries in which we operate, or will operate in the future, could result in criminal and civil penalties, other remedial measures and reputational damage, all of which could materially harm our business, financial condition, results of operations, and prospects. As we continue to expand our footprint and activities internationally, our exposure to compliance risks under the FCPA and other similar laws will likewise increase.
As a business, we do not have significant experience conducting operations outside of the U.S. and Canada. We might not be successful in establishing and conducting commercial and other operations in these regions and may not realize a positive return on our investment. Our failure to successfully do so could have a material adverse effect on our business, results of operations, financial condition and growth prospects. These and other risks associated with expanding our international operations, as described elsewhere in these risk factors, could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

We have engaged in, and may in the future engage in, strategic transactions that increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.
We actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, product candidates, technologies or businesses. We may spend significant amounts, issue dilutive securities and/or assume or incur significant debt obligations in connection with these transactions. In addition, these transactions, including our recent in-license of development and commercialization rights to disitamab vedotin and any potential future acquisitions or licensing transactions, entail numerous risks, including:
•risks associated with satisfying the closing conditions relating to such transactions and realizing their anticipated benefits;
•increased operating expenses and cash requirements;
•difficulty integrating acquired technologies, products, operations, compliance programs and personnel with our existing business;
•acquired or licensed products, product candidates or technologies, such as disitamab vedotin, may not perform as expected and may not result in regulatory approvals;
•failure to successfully develop and commercialize acquired or licensed products, product candidates or technologies or to achieve other strategic objectives;
•the potential disruption of our historical core business;
•diversion of management’s attention in connection with both negotiating the acquisition or license and integrating the business, technology or product;
•retention of key employees;
•uncertainties in our ability to maintain key business relationships of any acquired companies;
•difficulty implementing and maintaining effective internal control over financial reporting of businesses that we acquire;
•exposure to unanticipated liabilities of acquired companies or companies in which we invest;
•the potential need to write down assets or recognize impairment charges or significant amortization expenses; and
•potential costly and time-consuming litigation, including stockholder lawsuits.
As a result of these or other problems and risks, businesses, technologies or products we acquire or invest in or obtain licenses to may not produce the revenues, earnings, business synergies or other benefits that we anticipated, within the expected timeframe or at all. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we have made or may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the costs or other negative effects on our business. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that we fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, including in connection with our recent in-license of development and commercialization rights to disitamab vedotin, could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Moreover, we may not be able to identify, negotiate and close strategic acquisition or in-licensing opportunities in the future, and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Other pharmaceutical companies, many of which may have substantially greater resources, compete with us for these opportunities. Failure to effectively advance our business strategy and manage our operations through acquisitions or in-licensing transactions could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.

If we lose our key personnel or are unable to attract and retain additional qualified personnel, our future growth and ability to compete would suffer.
We are highly dependent on the efforts and abilities of the principal members of our senior management and other key personnel. For example, we have scientific personnel with significant and unique expertise in monoclonal antibodies, ADCs and related technologies, and our products and product candidates. The loss of the services of any one of the principal members of our managerial, scientific or other key staff may prevent us from achieving our business objectives.
In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled biotechnology employees. In order to continue to commercialize our products, and advance the development and commercialization of our product candidates, we will be required to expand our workforce and management team, particularly in the areas of manufacturing, clinical trials, regulatory affairs, business development, sales and marketing, both in the U.S. and in Europe. We continue to face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions, and with increasing reliance on remote work arrangements, the geographic market in which we compete for talent is expanding. Our ability to attract and retain talent in this competitive environment may be further complicated by evolving employment trends arising from the COVID-19 pandemic, including an increased preference for remote, alternative or flexible work arrangements. Our failure to effectively compete for and retain talent could negatively affect our ability to achieve our business objectives and have a material adverse effect on our business, results of operations, financial condition and growth prospects.
If our information technology systems or data are or were compromised, we could experience interruptions to our operations, legal claims, liability, harm to our reputation, a loss of sales and other adverse impacts.
We and our collaborators, suppliers and service providers rely on information technology systems to keep financial and other records, capture laboratory and clinical trial data, support internal and external communications and operate other critical functions. Despite our security measures, these systems are potentially vulnerable to malware, cyber-attacks, security breaches, natural disasters, terrorism, software and hardware failures, telecommunication and electrical failures, and similar issues. If such an event were to occur, it could result in material interruptions to our operations, loss of data or applications, loss of sales, significant extra expenses to restore data or systems, reputational harm and diversion of funds. For example, the loss of preclinical study or clinical trial data could result in delays in our product development or regulatory approval efforts and significantly increase our costs in order to recover or reproduce the data. The effects of the COVID-19 pandemic have intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely and our increased reliance on personnel working from home could increase our cybersecurity risk.
In addition to traditional computer “hackers” and threat actors, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity. We cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us.
Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Although, to our knowledge, we have not experienced any material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. While we have taken steps to protect the security of the personal data and other sensitive information that we handle, there can be no assurance that any security measures will be effective against current or future security threats. Any unauthorized or accidental access to, or disclosure, modification, misuse, or loss of, personal or other data could result in legal claims or proceedings, liability, significant regulatory penalties, and loss of trade secrets or other intellectual property. In addition, such an event could disrupt our operations, damage our reputation and delay development of our product candidates.

Risks Related to Our Operating Results, Financial Condition and Capital Requirements
Our operating results are difficult to predict and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.
Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter and year to year. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:
•customer ordering patterns for our products, which may vary significantly from period to period;
•the overall level of demand for our products, including the impact of any competitive or biosimilar products;
•the extent to which coverage and adequate reimbursement for our products is available from government and other third-party payors;
•changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the discount percentage resulting from price increases, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;
•increases in the scope of eligibility for customers to purchase our products at the discounted government price or to obtain government-mandated rebates on purchases of our products;
•the timing, receipt and amount of development funding and milestone, royalty and other payments under collaboration and license arrangements, which may vary significantly from quarter to quarter;
•entry into new strategic transactions, such as collaborations, license agreements or acquisitions of products, technologies or businesses;
•changes in our cost of sales due to potential new product launches, royalties owed under technology license agreements or write-offs of inventory;
•the incidence rate of new patients in the approved indications for our products;
•the evolving effects of the COVID-19 pandemic, including those leading to past and potential future reductions in rates of cancer diagnoses;
•the timing, cost and level of investment in our sales and marketing efforts to support our products sales;
•the timing, cost and level of investment in clinical trials, research and development, pre-commercialization, manufacturing and other activities by us or our collaborators; and
•expenditures to develop and/or commercialize any additional products, product candidates, or technologies that we may develop, in-license, or acquire.
Sales of a newly-approved product, or sales an existing product in a newly-approved indication or territory, are particularly difficult to predict. Sales results or trends for such products, indications or territories in any period may not necessarily be indicative of future performance. Changes in our operations, such as new or expanding pipeline programs, the continued expansion or our international operations, additional business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses, may cause significant fluctuations in our expenses. In addition, stock-based compensation expense may vary significantly from period to period. The variables we use for valuing these awards, including our underlying stock price, change over time. Additionally, from time to time, we have implemented long-term incentive plans for eligible employees, and the incentives provided under these plans are contingent upon the achievement of certain regulatory milestones. Costs of performance-based compensation under these plans are not recorded as an expense until the achievement of the applicable milestones is deemed probable, which may result in large fluctuations to the expense we must recognize in any particular period.

For these and other reasons, it is difficult for us to accurately forecast future sales of our current or any future approved products, collaboration and license agreement revenues, royalty revenues, operating expenses or future profits or losses. In addition, although we provide financial guidance from time to time, such guidance is based on assumptions that may be incorrect or that may change from quarter to quarter. You also should not rely on operating results in any period as being indicative of future performance. Our operating results have on occasion been, and in in future periods may also be, below prior period results, our own guidance and/or the expectations of securities analysts or investors. Such results could cause the trading price of our common stock to decline, perhaps substantially.
We have a history of net losses. We expect to continue to incur net losses and may not achieve future sustained profitability for some time, if at all.
We have incurred substantial net losses in each of our years of operation, other than the year ended December 31, 2020. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting clinical trials of our products and product candidates. In addition, we expect to make substantial expenditures to commercialize our products and potentially commercialize our product candidates. For example, in connection with our recent in-license of development and commercialization rights to disitamab vedotin, we have incurred and expect to continue to incur substantial expenses, including to further develop and potentially commercialize disitamab vedotin. We may also pursue new operations or continue the expansion of our existing operations, including with respect to the continued development of our commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. Accordingly, we expect to continue to incur net losses in the future and may not achieve sustained profitability for some time, if at all. Although we recognize revenue from product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our future operating results are difficult to predict. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.
We may need to raise additional capital that may not be available to us.
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our development and commercialization activities, invest in our facilities, and expand globally, which may require us to raise additional capital. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to the continued development of our commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. Our commitment of resources to the continuing development, regulatory and commercialization activities for our products, the continued research, development and manufacturing of our product candidates, our pursuit of regulatory approvals for and preparing to potentially launch and commercialize our product candidates, and the anticipated expansion of our pipeline and operations may require us to raise additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. We may seek additional capital through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to scale back our operations, delay, reduce the scope of, or eliminate development programs enter into collaboration or license agreements on terms that are not favorable to us, sell or relinquish rights to certain assets, proprietary technologies or product candidates or forego strategic opportunities. Our future capital requirements will depend upon a number of factors, including:
•the level of sales of our products and any future approved products;
•the time and costs involved in pursuing regulatory approvals and the timing of any approvals;
•the costs, timing, progress and results of our research and development, including preclinical testing and clinical trials;
•the timing, receipt and amount of royalty revenue generated from commercial sales by our collaborators and licensees, as well as development funding, milestone payments and other payments under collaboration and license arrangements;

•the cost of establishing and maintaining clinical supplies of our products and product candidates and commercial supplies of our current and any future approved products;
•the extent of our investment in development, manufacturing and commercialization outside the U.S.;
•the costs associated with past and potential future strategic transactions, including acquisitions or licenses of additional technologies, products or businesses as well as licenses we may need to commercialize our current or any future approved products;
•the terms and timing of any future collaboration, licensing and other arrangements;
•expenses associated with current or future litigation;
•the potential costs associated with international, state and federal taxes; and
•competing technological and market developments.
In addition, changes in our spending rate may occur that would consume available capital resources sooner, such as increased development, manufacturing and clinical trial expenses in connection with our expanding pipeline programs or our undertaking of additional programs, business activities or entry into additional strategic transactions, including potential future acquisitions of products, technologies or businesses. Moreover, we may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. Debt financing arrangements may require us to pledge certain assets or enter into covenants that could restrict our operations or our ability to pay dividends or other distributions on our common stock or incur further indebtedness. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.
During the past several years, domestic and international financial markets have experienced, and they may continue to experience, extreme disruption from time to time, including, among other things, high volatility, significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. Such adverse capital and credit market conditions could make it more difficult to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. For example, our ability to raise additional capital may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the evolving effects of the COVID-19 pandemic.
The potential future impairment of intangible assets and goodwill may negatively affect our results of operations and financial position.
As of December 31, 2021, we carried $535.3 million of intangible assets, net and goodwill on our condensed consolidated balance sheet. Our intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
Risks Related to Our Common Stock
Our stock price is volatile and our shares may suffer a decline in value.
The market price of our stock has been, and is likely to continue to be, volatile. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price you paid for them. The market price of our common stock may be subject to substantial volatility in response to many risk factors listed in this section, and others beyond our control, including:
•the levels of product sales;
•regulatory approval or non-approval of our products or product candidates, specific label indications for or restrictions, warnings or limitations in their use, or delays in the regulatory review process;

•clinical trial results;
•announcements regarding the results of discovery efforts, product development and commercial activities by us, our collaborators or our competitors;
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
•regulatory actions with respect to our products, product candidates, clinical trials or regulatory filings;
•our raising of additional capital and the terms upon which we may raise any additional capital;
•developments or disputes concerning our proprietary rights, including with respect to our disputes with Daiichi Sankyo;
•developments regarding any litigation or potential litigation;
•the evolving effects of the COVID-19 pandemic;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•changes in laws, regulations or government policies, including with respect to pricing and reimbursement;
•market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular; and
•other economic, social or political conditions.
The stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. In the past, companies whose securities have experienced periods of volatility in market price have been subjected to securities class action or derivative litigation. In this regard, we have been, and may in the future again become, subject to claims and litigation alleging violations of the securities laws or other related claims. Lawsuits brought against us could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources.

Substantial future sales or issuances of shares of our common stock or equity-related securities could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock, and sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. In addition, in December 2020, pursuant to a ten-year registration rights agreement we entered into with certain entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, we registered up to 47,366,602 shares of our common stock for resale by the Baker Entities, and we may be required to register the resale of additional shares held by the Baker Entities from time to time in the future. Sales by our management, our directors, their affiliates, or significant shareholders like the Baker Entities, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, perhaps substantially, and could impair our ability to raise capital through the sale of additional equity or equity-related securities. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs. These issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company.
Our existing stockholders have significant control of our management and affairs.
Based on information available to us as of December 31, 2021, the Baker Entities collectively beneficially owned approximately 26% of our common stock. In addition, based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Exchange Act, and our outstanding shares of common stock as of December 31, 2021, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 51% of our voting power as of December 31, 2021. As a result, these stockholders are able to exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that other stockholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
Anti-takeover provisions could make it more difficult for a third party to acquire us.
Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the terms of those shares, including voting rights, without any further action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Seagen. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Seagen, which could have an adverse effect on the market price of our stock. In addition, our charter documents provide for a classified board, which may make it more difficult for a third party to gain control of our Board of Directors. Similarly, state laws in Delaware and Washington related to corporate takeovers may prevent or delay a change of control of Seagen.

Our disclosures related to environmental, social and governance, or ESG, matters expose us to various risks, including risks to our reputation and stock price.
Investors are increasingly likely to factor ESG disclosures into their investment decisions. We have elevated the degree to which we manage, track and report on our ESG efforts and goals. Where provided, goal statements are aspirational, are subject to a number of risks, many of which are beyond our control, and are not guarantees. Our processes and operations may not always conform to various frameworks for identifying, measuring and reporting ESG metrics, and ESG reporting standards may change over time, either of which could result in significant revisions to reported metrics. In addition, our interpretation of reporting standards may differ from those of others. Any failure or perceived failure to pursue or fulfill our goals or to satisfy various reporting standards could have negative impacts on our reputation and stock price and expose us to litigation or government actions.
General Risk Factors
Changes in tax laws or regulations may have a material adverse effect on our business, results of operations, financial condition or growth prospects.
Due to economic and political conditions, new tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the current U.S. presidential administration has proposed numerous corporate tax reform proposals including implementation of a minimum tax on book income and increasing taxation of international business operations. In addition, as we continue to expand our operations internationally, we may become increasingly subject to taxation in jurisdictions outside the U.S. Changes in corporate tax rates or in rules applicable to the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings or the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges, increase our future tax expense or otherwise have a material adverse effect on our business, results of operations, financial condition or growth prospects.
If our facilities are damaged or our research and development, manufacturing or other business processes are interrupted, our business could be seriously harmed.
We conduct most of our business in a limited number of facilities. Damage or extended periods of interruption to these facilities due to fire, natural disaster, severe weather, power loss, communications failure, unauthorized entry or other events could cause significant disruption and/or delays in our research and development, manufacturing and commercial activities and could cause us to incur large expenses to repair or replace the facilities. Although we maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such disruption, delays and costs.
Legislative actions and new accounting pronouncements are likely to impact our future financial position or results of operations.
Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result we may be required to make changes in our accounting policies that could adversely affect our reported revenues and expenses, future profitability or financial position. The application of existing or future financial accounting standards, particularly those relating to the way we account for revenues and costs, could have a significant impact on our reported results.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our headquarters are in Bothell, Washington. Our Bothell campus comprises 11 leased buildings of office and warehouse space that we use for laboratory, discovery, research and development and general and administrative purposes, and a biologics manufacturing facility which we own. We have signed a lease to a facility currently being constructed in Everett, Washington, which will be used for future manufacturing capability. We also have leased space in Seattle, Washington, South San Francisco, California, Mississauga, Canada, Zug, Switzerland, and in several other European locations used for general and administrative purposes. All of our significant leases include renewal options. We believe that our real estate is currently adequate to meet our needs. As we continue to expand our operations, we may need to lease or purchase additional real estate.

Item 3. Legal Proceedings
The information set forth in Note 13 of the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “SGEN.” As of February 4, 2022, there were 183,626,064 shares of our common stock outstanding, which were held by approximately 54 holders of record.
Dividend Policy
We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.
Sales of Unregistered Securities and Issuer Repurchases of Securities
There were no unregistered sales of equity securities by us during 2021. In addition, we did not repurchase any of our equity securities during 2021.
Stock Performance Graph
The table below shows the cumulative total return to our stockholders during the period from December 31, 2016 through December 31, 2021 in comparison to the indicated indexes. The results assume that $100 was invested on December 31, 2016 in our common stock and each of the indicated indexes, including reinvestment of any dividends.

$350
$300
$250
$200
$150
$100
$50
12/2016
12/2017
12/2018
12/2019
12/2020
12/2021
Seagen Inc.
Nasdaq Composite
Nasdaq Biotechnology

	December 31,
	2016	2017	2018	2019	2020	2021
Seagen Inc.	$100.00	$101.38	$107.37	$216.52	$331.89	$292.97
Nasdaq Composite	100.00	129.64	125.96	172.17	249.51	304.85
Nasdaq Biotechnology	100.00	121.63	110.85	138.69	175.33	175.37
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

Item 6. [Reserved]
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
You should read the following discussion and analysis in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.
Overview
Seagen is a biotechnology company that develops and commercializes targeted therapies to treat cancer. We are commercializing ADCETRIS for the treatment of certain CD30-expressing lymphomas, PADCEV for the treatment of certain metastatic urothelial cancers, TUKYSA for the treatment of certain metastatic HER2-positive breast cancers, and TIVDAK for the treatment of certain metastatic cervical cancers. We are also advancing a pipeline of novel therapies for solid tumors and blood-related cancers designed to address unmet medical needs and improve treatment outcomes for patients. Many of our programs, including ADCETRIS, PADCEV and TIVDAK, are based on our antibody-drug conjugate, or ADC, technology that utilizes the targeting ability of monoclonal antibodies to deliver cell-killing agents directly to cancer cells.
2021 highlights and recent developments
Corporate
•Achieved 38% growth in net product sales for full year 2021 compared to full year 2020.
•Entered into an exclusive license agreement with RemeGen, Co. Ltd., or RemeGen, to develop and commercialize disitamab vedotin, a novel HER2-targeted ADC.
•Continued to make strategic investments in our pipeline, commercial launches, infrastructure, and headcount to support our future growth.

ADCETRIS
•Announced in February 2022 that the phase 3 ECHELON-1 clinical trial demonstrated a statistically significant improvement in OS (p=0.009) in patients with advanced Hodgkin lymphoma following treatment with ADCETRIS in combination with chemotherapy. With approximately six years median follow up, patients receiving ADCETRIS plus doxorubicin, vinblastine, and dacarbazine (A+AVD) in the frontline setting had a 41 percent reduction in the risk of death (HR 0.59; [95% CI: 0.396 to 0.879]) compared with patients receiving doxorubicin, bleomycin, vinblastine, and dacarbazine (ABVD). The safety profile of ADCETRIS was consistent with previous studies and no new safety events were observed.
•Published five-year updates of the phase 3 ECHELON-1 and ECHELON-2 trials in frontline advanced lymphoma and PTCL respectively.
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
•Received approval for PADCEV from Japan's Ministry of Health, Labour and Welfare, or MHLW, for the treatment of patients with radically unresectable urothelial cancer that has progressed after anti-cancer chemotherapy in September 2021.
•Completed enrollment in Cohort K of the EV-103 clinical trial of PADCEV in combination with Merck's pembrolizumab as first-line treatment for metastatic urothelial cancer in October 2021. The trial could potentially support registration under the FDA's accelerated approval pathway if the results are positive.
•Enrolled first patient in a phase 1 EV-104 clinical trial evaluating dosing of PADCEV administered intravesically in patients with Bacillus Calmette-Guerin, or BCG, unresponsive non-muscle invasive bladder cancer.

TUKYSA
•Received approval in the European Union, Canada and Great Britain for previously treated metastatic HER2-positive breast cancer.
•Completed enrollment in the phase 2 MOUNTAINEER clinical trial of TUKYSA in combination with trastuzumab and as a single agent in patients with HER2-positive metastatic colorectal cancer following previous treatment with first- and second-line standard-of-care therapies. The trial could potentially support registration under the FDA's accelerated approval pathway.

TIVDAK
•Received accelerated approval by the FDA for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. We began the commercial launch in September 2021.
•Published results of the TIVDAK pivotal trial, innovaTV 204, in patients with previously treated recurrent or metastatic cervical cancer in The Lancet Oncology April 2021. The data were used to support accelerated approval in the U.S.

Pipeline
•Reported initial clinical data on SEA-BCMA in multiple myeloma and SEA-CD40 in metastatic pancreatic cancer.
•Initiated phase 1 trials of additional novel drug candidates.

Also refer to Part I Item 1 “Business” for more information about our products, pipeline, technologies, research programs, and future plans for our clinical programs, including recent key business achievements.

Outlook
We recognize product sales revenue from ADCETRIS in the U.S. and Canada, from PADCEV and TIVDAK in the U.S., and from TUKYSA in the U.S., Europe and Canada. We expect growth in net product sales in 2022 from 2021 to be primarily driven by sales growth of PADCEV and, to a lesser extent, TIVDAK, ADCETRIS and TUKYSA. While we anticipate that sales of ADCETRIS will increase modestly in 2022 as compared to 2021, we have experienced continued impacts associated with the COVID-19 pandemic, which appear to have led to a reduction in the rate of Hodgkin lymphoma diagnoses and may further adversely affect the rate of Hodgkin lymphoma diagnoses in the future. We have also experienced an increase in gross-to-net deductions for ADCETRIS since the beginning of the pandemic, which has been driven by the proportion of ADCETRIS sales subject to discounts through the federal 340B drug discount program, as well as increases in discount rates. We believe that the increase in gross-to-net deductions is, in part, due to a shift in the locations where ADCETRIS is administered. We may further experience additional increases in gross-to-net deductions for ADCETRIS and the rest of our portfolio in the future based on market and site-of-care dynamics. Subject to potentially securing additional labels, we anticipate that the rate of growth of PADCEV and TUKYSA sales will decelerate in 2022 compared to 2021 as we continue to more fully penetrate the markets for their currently approved labels within the U.S.
Our ability to maintain or continue to grow net product sales and to realize the anticipated benefits of our investments in our products depends on a number of factors including:
•our and our collaborators’ ability to demonstrate to the medical community the efficacy, safety and value of our products and their potential advantages compared to existing and future therapeutics in their approved indications;
•the extent to which we and our collaborators are able to obtain regulatory and other approvals of our products in additional territories and/or in additional indications, including any approvals for PADCEV in the frontline metastatic urothelial cancer setting and any approvals for TUKYSA in earlier lines of breast cancer and/or other HER2-positive cancers;
•our and our collaborators’ ability to successfully launch, market and commercialize our products in any new markets or new indications, if regulatory approval is obtained;
•competition from other therapies and changing market dynamics, as further described in "Business—Competition" in Part I of this Annual Report on Form 10-K; for example, the potential approval of Enhertu for second-line HER2-positive metastatic breast cancer could pose increased competition for TUKYSA;
•the extent to which we are able to successfully work with Astellas to jointly market and commercialize PADCEV in the U.S., and with Genmab to jointly market and commercialize TIVDAK in the U.S.;
•our ability to successfully market and commercialize TUKYSA in our territories outside the U.S.;
•the extent to which coverage and adequate levels of reimbursement for our products are available from governments and other third-party payors;
•the extent to which we and our collaborators are able to obtain required pricing and reimbursement approvals of our products in additional territories, most notably with respect to TUKYSA;
•the impact of current and future healthcare reform measures, including measures that could result in more rigorous coverage criteria or reduce the price that we receive for our products;
•the incidence flow of patients eligible for treatment in our products’ approved indications;
•our and our collaborators’ ability to accurately predict and supply product demand;
•duration of therapy for patients receiving our products;
•our and our collaborators' ability to successfully comply with rigorous post-marketing requirements, including requirements related to a confirmatory trial as a result of TIVDAK’s accelerated approval by the FDA, and to convert TIVDAK's accelerated approval to regular approval in the U.S.;
•the acceptance of TIVDAK and its required eye care by the medical community and patients; and

•impacts related to the COVID-19 pandemic, including potential further adverse effects on the rate of Hodgkin lymphoma diagnoses and potential adverse impacts on diagnosis rates for other cancers.
As a result of these and other factors, our future net product sales for each of our products can be difficult to accurately predict from period to period. We cannot assure you that sales of any of our products will continue to grow or that we can maintain sales of any of our products at or near current levels.
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
Our ongoing research, development, manufacturing and commercial activities will require substantial amounts of capital and may not ultimately be successful. We expect that we will incur substantial expenses, and we will require significant financial resources and additional personnel in order to advance the development of, to pursue, obtain and maintain regulatory approvals for, and to commercialize our products and product candidates, and expand our pipeline. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to the continued development of our commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. As a result, we may need to raise additional capital, and our operating expenses may fluctuate as a result of such activities. We may also incur substantial milestone payment obligations to certain of our licensors, including RemeGen, as our product candidates progress through clinical trials towards potential commercialization.

We are closely evaluating the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates. Our field-based personnel are using a mix of in-person interactions and electronic communications, such as emails, phone calls and video conferences, to support healthcare providers and patients. Many healthcare professionals that we normally call on are working a greater proportion of their working schedule from home and are facing additional demands on their time during the ongoing COVID-19 pandemic. We are continuing to experience increased competition for virtual appointments with healthcare professionals and a significant reduction in the number of interactions our sales personnel are having with physicians. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators, as well as physician awareness of our products. In this regard, we believe that the need to conduct some of our activities virtually is negatively impacting our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. We face a number of challenges that will limit our ability to fully resume in-person interactions for the foreseeable future, including increasing COVID-19 infection rates due to coronavirus mutations and/or low vaccination rates or otherwise, the need to navigate varying restrictions for entering healthcare facilities and the pandemic's impacts on employee childcare arrangements. In addition, the effects of the COVID-19 pandemic continue to evolve rapidly, and we may subsequently be forced to, or subsequently determine that we should, resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection or hospitalization rates or otherwise. Moreover, the long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. COVID-19 related restrictions could also present product distribution challenges as we utilize recently initiated distribution channels for TUKYSA. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety. The evolving effects of the COVID-19 pandemic appear to have negatively affected and may continue to negatively affect our product sales due to challenges in patient access to healthcare settings, significant increases in unemployment and the resulting loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs, some or all of which appear to have negatively affected diagnosis rates, may affect side effect management and course of treatment and may increase enrollment in our patient support programs. In this regard, impacts associated with the COVID-19 pandemic appear to have led to a reduction in the rate of Hodgkin lymphoma diagnoses, may have adversely affected diagnosis rates of other cancers, and may further adversely affect rates of cancer diagnoses in the future.
Some of the sites participating in our clinical trials are affected by site closings, reduced capacity, staffing shortages, or other effects of the COVID-19 pandemic. At some sites, we are experiencing impacts to our ability to monitor patients, activate sites, screen and enroll patients, complete site monitoring and manage samples. The extent of the impact of these factors on a particular clinical trial depends on the current stage of activities at a given site, for example study start up versus post-enrollment, and the number of impacted sites participating in that trial. Impacts on diagnosis rates associated with the COVID-19 pandemic may also negatively impact enrollment. While we do not at this time anticipate the need to revise our publicly reported projected clinical milestone dates as a result of the effects of the COVID-19 pandemic, there may continue to be adverse impacts to our clinical study timelines, which, depending upon the duration and severity of the evolving effects of the COVID-19 pandemic, could ultimately delay data availability. In addition, many of our non-essential on-site research activities are currently significantly reduced as a result of the COVID-19 pandemic, which may negatively impact the number of IND candidates entering our clinical pipeline in future years.
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
Financial summary
For 2021, our net product sales increased by $385.0 million or 38% compared to 2020, due primarily to growth from TUKYSA and PADCEV. Royalty revenues increased $23.8 million or 19% compared to 2020, driven by higher sales of ADCETRIS by Takeda in its territories, as well as higher net sales from our other licensees. Total revenues decreased to $1.6 billion, compared to $2.2 billion in 2020, primarily impacted by $975.2 million collaboration and license agreement revenues recognized related to the agreements we entered into with Merck during 2020.
For 2021, total costs and expenses increased to $2.3 billion, compared to $1.6 billion in 2020. Expenses in 2021 included a $200.0 million upfront payment related to the RemeGen exclusive licensing agreement as well as higher research and development expenses, higher cost of sales, and higher selling, general and administrative expenses.
As of December 31, 2021, we had $2.2 billion in cash, cash equivalents and investments and $3.1 billion in total stockholders’ equity.
In addition, the section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 12, 2021.

Critical Accounting Policies and Estimates
A summary of the significant accounting policies is provided in Note 1 to our Consolidated Financial Statements.
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
Management considers an accounting estimate to be critical if:
• it requires a significant level of estimation uncertainty; and
• changes in the estimate are reasonably likely to have a material effect on our financial condition or results of operations.
We believe the following critical accounting policies and estimates describe the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Net Product Sales. We sell our products primarily through a limited number of specialty distributors and specialty pharmacies in the U.S., and to a lesser extent, internationally. The delivery of our products represents a single performance obligation for these transactions and we record net product sales when control is transferred to the customer, which generally occurs upon receipt by the customer. The transaction price for net product sales represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to-date. These estimates involve a substantial degree of judgment, in particular, for government-mandated rebates and chargebacks, such as for the Medicaid and 340B programs.

U.S. government-mandated rebates and chargebacks: We have entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate based on covered purchases of our products. Medicaid rebates are invoiced to us by the various state Medicaid programs. We estimate Medicaid rebates using the expected value approach, based on a variety of factors, including payor mix and our experience to-date.
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
Accrued Liabilities. As part of the process of preparing financial statements, we estimate accrued liabilities. This process involves identifying services that have been performed and the time period over which they will be performed on our behalf, and estimating the level of services performed and the associated costs incurred for such services where we have not yet been invoiced or otherwise notified of actual cost. We record these estimates in our consolidated financial statements as of each balance sheet date.
Long-term Incentive Plans, Performance-based and Market-based Restricted Stock Awards. We have long term incentive plans and have granted certain senior leadership other performance- and market-based restricted stock awards, which provide eligible employees with the opportunity to receive performance-based incentive compensation, which may be comprised of cash, and/or restricted stock units, or RSUs. The payment of cash and the grant or vesting of RSUs awards are contingent upon the achievement of pre-determined performance goals, which may include regulatory milestones, revenue targets, or total shareholder return compared to our industry peer group. We record compensation expense over the estimated service period for each performance goal when we believe the performance goal is considered probable, which we assess at each reporting date. Once a performance goal is considered probable, we record compensation expense based on the portion of the service period elapsed to date with respect to that performance goal, with a cumulative catch-up, net of estimated forfeitures, and recognize any remaining compensation expense, if any, over the remaining estimated service period. Assessing whether performance goals are probable to be achieved and estimating the timing upon which the goal may be achieved, each may involve a significant amount of uncertainty.

Results of Operations - Years Ended December 31, 2021, 2020, and 2019
Net product sales

				Percentage change
(dollars in thousands)	2021	2020	2019	2021/2020	2020/2019
ADCETRIS	$705,561	$658,577	$627,733	7%	5%
PADCEV	339,918	222,436	244	53%	NM
TUKYSA	333,952	119,585	—	179%	NM
TIVDAK	6,135	—	—	NM	NM
Net product sales	$1,385,566	$1,000,598	$627,977	38%	59%
NM: No amount in comparable period or not a meaningful comparison.
Our net product sales grew 38% during 2021 as compared to 2020, primarily driven by volume growth of our recently commercialized products TUKYSA and PADCEV, and to a lesser extent, higher volumes of ADCETRIS vials sold. We began commercializing TIVDAK in the U.S. following FDA approval in September 2021.

ADCETRIS net product sales increased in 2021 from 2020 primarily due to higher volumes. TUKYSA net sales grew $214.4 million or 179% in 2021 as compared to 2020, driven by continued penetration in its current FDA approved indication in addition to global expansion following approval in the European Union in February 2021. TUKYSA was launched in April 2020. PADCEV net product sales grew $117.5 million or 53% in 2021 as compared to 2020, driven by continued penetration in its initial FDA approved indication as well as by FDA approval in July 2021 for PADCEV's use in an additional indication, and to a lesser extent, higher sales of drug product for use in clinical trials for the 2021 periods.
We expect growth in net product sales in 2022 from 2021 to be primarily driven by sales growth of PADCEV, and to a lesser extent, TIVDAK and ADCETRIS. Refer to “Overview—Outlook” above for additional information.
Gross-to-net deductions, net of related payments and credits, were as follows:

	December 31, 2021			December 31, 2020			December 31, 2019
(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total	Rebates and chargebacks	Distribution fees, product returns and other	Total	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance, beginning of year	$44,193	$15,689	$59,882	$38,084	$7,519	$45,603	$26,968	$5,604	$32,572
Provision related to current year sales	492,527	40,491	533,018	358,238	28,724	386,962	253,702	15,298	269,000
Adjustments for prior period sales	(4,212)	(1,220)	(5,432)	(1,341)	—	(1,341)	(392)	(464)	(856)
Payments/credits for current year sales	(428,045)	(32,087)	(460,132)	(319,444)	(18,886)	(338,330)	(217,905)	(11,349)	(229,254)
Payments/credits for prior year sales	(29,574)	(6,055)	(35,629)	(31,344)	(1,668)	(33,012)	(24,289)	(1,570)	(25,859)
Balance, end of year	$74,889	$16,818	$91,707	$44,193	$15,689	$59,882	$38,084	$7,519	$45,603
Government-mandated rebates and chargebacks are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing year-over-year. These discount percentages increased during 2021 and 2020 as a result of price increases that we instituted that exceeded the rate of inflation. The most significant portion of our gross-to-net accrual balances as of December 31, 2021 and 2020 was for ADCETRIS Medicaid rebates. For 2021, the provision related to current year sales and payments/credits for current year sales increased as compared to 2020, due to higher gross product sales. For 2021, payments/credits for prior year sales were consistent with 2020. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2022 as compared to 2021, driven by anticipated growth in our gross product sales.

Royalty revenues
Royalty revenues primarily reflect royalties earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on annual net sales tiers. Takeda bears third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Royalty revenues also reflect, to a lesser extent, amounts from Genentech earned on net sales of Polivy beginning in 2019, and amounts from GlaxoSmithKline earned on net sales of Blenrep beginning in 2020, both of which products utilize technology that we have licensed to them, as well as royalty revenues from Merck's TUKYSA net product sales and RemeGen's net product sales of disitamab vedotin.

				Percentage change
(dollars in thousands)	2021	2020	2019	2021/2020	2020/2019
Royalty revenues	$150,523	$126,756	$138,491	19%	(8)%

Royalty revenues increased in 2021 as compared to 2020, primarily due to growth in Takeda net sales of ADCETRIS in its territories, as well as higher royalties earned on net sales of Polivy, Blenrep, and by our other licensees.
We expect that royalty revenues will increase in 2022 as compared to 2021 primarily due to higher royalties from anticipated growth in ADCETRIS sales volume by Takeda, as well as anticipated growth of our other licensees' net product sales.

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
Collaboration and license agreement revenues by collaborator were as follows:

				Percentage change
(dollars in thousands)	2021	2020	2019	2021/2020	2020/2019
GlaxoSmithKline	$11,000	$26,000	$12,200	(58)%	113%
Takeda	6,958	32,107	108,175	(78)%	(70)%
Merck	1,168	975,150	—	(100)%	NM
Other	19,156	14,925	29,870	28%	(50)%
Total collaboration and license agreement revenues	$38,282	$1,048,182	$150,245	(96)%	598%
NM: No amount in comparable period or not a meaningful comparison.
Collaboration revenues from GlaxoSmithKline decreased in 2021 as compared to 2020, primarily due to recognition of two regulatory milestones achieved by GlaxoSmithKline in the third quarter of 2020, offset in part by recognition of a regulatory milestone achieved in 2021.
Collaboration revenues from Takeda decreased in 2021 as compared to 2020, primarily due to a decrease in ADCETRIS drug supply sold to Takeda. We supply ADCETRIS to Takeda based on Takeda's product supply needs, which fluctuates from period to period.
Collaboration and license agreement revenues from Merck in 2020 included license revenues of $975.2 million related to the LV Agreement and the TUKYSA Agreement. Refer to Note 10 of the Notes to Consolidated Financial Statements included in Part II Item 8 for additional information.
Other collaboration revenues increased in 2021 as compared to 2020 primarily due drug product supplied to a collaborator.
We expect that collaboration and license agreements revenues will decline slightly in 2022 as compared to 2021. Our collaboration and license agreement revenues are impacted by the term and duration of those agreements and by progress-dependent milestones, annual maintenance fees, and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates, amount of drug supplied to our collaborators, the level of support we provide to our collaborators, specifically to Takeda under our ADCETRIS collaboration, the timing of milestones achieved and our ability to enter into potential additional collaboration and license agreements.

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
We recognized license revenue of $125.0 million during the year ended December 31, 2020 associated with the TUKYSA Agreement, and we recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses. Sales of TUKYSA drug product supplied is included in collaboration and license agreement revenues. The prepayment received for global development cost-sharing was recorded as a co-development liability in accrued liabilities and other or other long-term liabilities on our consolidated balance sheet as of December 31, 2020. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our consolidated statements of comprehensive income (loss). As of December 31, 2021 and 2020, $55.3 million and $80.9 million was recorded as the remaining co-development liability, respectively.

Genmab TIVDAK collaboration
We have an agreement with Genmab to develop and commercialize ADCs targeting tissue factor, under which we previously exercised a co-development option for TIVDAK. Under this collaboration, we and Genmab are co-funding all development costs for TIVDAK. TIVDAK was approved by FDA in September 2021. In the U.S., following FDA approval in September 2021, we and Genmab co-promote TIVDAK. We record sales of TIVDAK in the U.S. and are responsible for leading U.S. distribution activities. The companies will each maintain 50% of the sales representatives and medical science liaisons, equally share those and certain other costs associated with commercializing TIVDAK in the U.S., individually bear the costs of certain other personnel in the U.S., and equally share in any profits realized in the U.S. Gross profit share payments owed to Genmab in the U.S. under the joint commercialization agreement are recorded in cost of sales. Outside the U.S., we have commercialization rights in the rest of the world except for Japan, where Genmab has commercialization rights. In Europe, China, and Japan, we and Genmab equally share 50% of the costs associated with commercializing TIVDAK as well as any profits realized in these markets. In markets outside the U.S. other than Europe, China, and Japan, aside from certain costs specified in the agreement, we are solely responsible for all costs associated with commercializing TIVDAK and will pay Genmab a royalty based on a percentage of aggregate net sales ranging from the mid-teens to mid-twenties.
RemeGen disitamab vedotin license agreement
In September 2021, we and RemeGen entered into an exclusive worldwide licensing agreement to develop and commercialize disitamab vedotin, a novel HER2-targeted ADC. Disitamab vedotin combines the drug-linker technology originally developed by us with RemeGen’s novel HER2 antibody. Disitamab vedotin received FDA Breakthrough Therapy designation in 2020 for use in second-line treatment of patients with HER2-expressing, locally advanced or metastatic urothelial cancer who have previously received platinum-containing chemotherapy. Also in 2020, RemeGen announced FDA’s clearance of an IND application for a phase 2 clinical trial in locally advanced or metastatic urothelial cancer. Disitamab vedotin is conditionally approved for treating locally advanced metastatic gastric cancer in China, and in July 2021 the National Medical Products Administration of China also accepted a NDA for disitamab vedotin in locally advanced or metastatic urothelial cancer.
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

We recognized license revenue of $850.1 million during the year ended December 31, 2020 associated with the LV Agreement and Purchase Agreement, and we recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses.
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
As of December 31, 2021, the remaining potential milestone payments to us under our other ADC license and collaboration agreements could total approximately $0.9 billion if all potential product candidates achieved all of their milestone events. Of this amount, approximately $0.4 billion relates to the achievement of development and regulatory milestones, and approximately $0.5 billion relates to the achievement of commercial milestones. Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any potential future milestone payments or royalties may be payable by our collaborators. We do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above, and it is possible that we may never receive any additional significant milestone payments under these ADC license and collaboration agreements.

Cost of sales
Cost of sales includes manufacturing and distribution costs of product sold, gross profit share with Astellas and Genmab pursuant to those respective collaborations, amortization of acquired technology license costs, royalties owed on our PADCEV net product sales, and royalties owed on global ADCETRIS, TUKYSA and TIVDAK net product sales.

				Percentage change
(dollars in thousands)	2021	2020	2019	2021/2020	2020/2019
Cost of sales	$311,565	$217,720	$43,952	43%	395%
Cost of sales increased in 2021 as compared to 2020, driven by higher gross profit sharing owed to our collaborators related to certain net product sales, higher costs of drug product supply sold, and higher amortization expense associated with acquired TUKYSA technology costs, offset in part by a payment owed to a third-party technology licensor resulting from the TUKYSA Agreement in 2020.
The gross profit share owed to collaborators totaled $162.0 million, $104.6 million, and $0 for the years ended December 31, 2021, 2020, and 2019, respectively. We recorded amortization expense of $23.1 million and $16.3 million for acquired TUKYSA technology costs during the years ended December 31, 2021 and 2020, respectively.
We expect cost of sales to increase in 2022 as compared to 2021 as a result of the net product sales growth of our marketed products, contributing to higher anticipated gross profit sharing with our collaborations, higher manufacturing costs for goods sold, and increased royalties owed on certain net sales of our products.

Research and development

				Percentage change
(dollars in thousands)	2021	2020	2019	2021/2020	2020/2019
Research and clinical development	$950,309	$581,496	$497,986	63%	17%
Process sciences and manufacturing	278,363	245,633	221,388	13%	11%
Total research and development	$1,228,672	$827,129	$719,374	49%	15%

Research and clinical development expenses include personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase in 2021 as compared to 2020 primarily reflected the $200.0 million RemeGen upfront license payment made in 2021, as well as higher employee-related costs and external development costs mainly to support our early- and late-stage pipeline of product candidates.
Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of product candidates used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase in 2021 compared to 2020 primarily reflected the timing of our manufacturing of product candidates for use in clinical trials, as well as increased manufacturing of our approved products.
We utilize our employee and infrastructure resources across multiple research and development projects. We track human resource efforts expended on many of our programs for purposes of billing our collaborators for time incurred at agreed upon rates and for resource planning. We do not account for actual costs on a project basis as it relates to our infrastructure, facility, employee and other indirect costs; however, we do separately track significant third-party costs including clinical trial costs, manufacturing costs and other contracted service costs on a project basis. To that end, the following table shows third-party costs incurred for research, contract manufacturing of our product candidates and clinical and regulatory services, as well as development milestone payments for in-licensed technology for our products and certain of our clinical-stage product candidates. The table also presents upfront technology costs, other costs and overhead consisting of third-party costs for our preclinical stage programs, personnel, facilities, manufacturing, and other indirect costs not directly charged to development programs, as well as cost reimbursements received from or payments made to collaborators related to our product candidates.

				Percentage change
(dollars in thousands)	2021	2020	2019	2021/2020	2020/2019
TUKYSA (tucatinib)	$153,546	$81,292	$84,277	89%	(4)%
PADCEV (enfortumab vedotin-ejfv)	79,564	38,031	24,954	109%	52%
ADCETRIS (brentuximab vedotin)	77,539	75,589	59,705	3%	27%
TIVDAK (tisotumab vedotin)	45,712	15,573	9,813	194%	59%
Ladiratuzumab vedotin	21,975	19,715	22,776	11%	(13)%
Other clinical stage programs	62,985	48,727	11,828	29%	312%
Total third-party costs for clinical stage programs	441,321	278,927	213,353	58%	31%
Upfront technology costs	200,000	5,000	15,000	NM	(67)%
Other costs, overhead, and net cost-sharing with collaborators	587,351	543,202	491,021	8%	11%
Total research and development	$1,228,672	$827,129	$719,374	49%	15%
NM: No amount in comparable period or not a meaningful comparison.
Third-party costs for TUKYSA, PADCEV, TIVDAK, and ladiratuzumab vedotin increased in 2021 as compared to 2020, primarily due to higher clinical trial costs. Third-party costs for ADCETRIS were consistent in 2021 as compared to 2020.

Third-party costs for other clinical stage programs increased in 2021 as compared to 2020 due to higher clinical trial costs and an in-license development milestone payment made in 2021 related to one of our clinical pipeline programs.
Upfront technology costs increased in 2021 as compared to 2020 due to the $200.0 million RemeGen upfront license payment made in 2021.
Other costs, overhead, and net cost-sharing with collaborators increased slightly in 2021 as compared to 2020 due to addition of new preclinical programs and higher employee-related expenses from headcount growth. During the years ended December 31, 2021, 2020, and 2019 net research and development cost-sharing reimbursements from and payments made to collaborators were $83.8 million, $(2.2) million, and $(47.0) million, respectively.
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
We anticipate that our total research and development expenses in 2022 will increase compared to 2021 primarily due to higher costs for the continued development of our approved products and product candidates, offset partly by the $200.0 million RemeGen upfront license payment in 2021.
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

Selling, general and administrative

				Percentage change
(dollars in thousands)	2021	2020	2019	2021/2020	2020/2019
Selling, general and administrative	$716,190	$533,835	$373,932	34%	43%
Selling, general and administrative expenses increased in 2021 compared to 2020, primarily reflecting higher commercial costs to support our 38% net product sales growth, including commercial investments made to support the European TUKYSA launches and the U.S. launch of TIVDAK. Our general and administrative expenses also increased in 2021 compared to 2020 due to 34% headcount growth as well as higher legal expenses.
We anticipate that selling, general and administrative expenses will increase in 2022 as compared to 2021 as we continue our commercial activities in support of our product launches, and invest in infrastructure to support our continued growth in the U.S. and Europe.

Investment and other income, net

				Percentage change
(dollars in thousands)	2021	2020	2019	2021/2020	2020/2019
Gain on equity securities	$4,744	$11,604	$50,124	(59)	(77)%
Investment and other income, net	1,607	7,245	11,771	(78)%	(38)%
Total investment and other income, net	$6,351	$18,849	$61,895	(66)	(70)%

Investment and other income, net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities, realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
Investment and other income decreased for the year ended December 31, 2021 as compared to 2020, due to lower average yields experienced within our investment portfolio during 2021, as well as lower gains on equity securities.

Income taxes
We recorded a benefit from income taxes of $1.2 million for the year ended December 31, 2021 compared with a provision for income taxes of $2.0 million for the year ended December 31, 2020. The benefit from income taxes in 2021 reflected the generation of additional available state research and development tax credits. The provision for income taxes in 2020 primarily related to state income generated as a result of the license agreements with Merck entered into in 2020. We utilized net operating loss carryforwards to offset the federal tax liability in 2020.

Liquidity and capital resources

	December 31,
(dollars in thousands)	2021	2020	2019
Cash, cash equivalents and investments	$2,160,036	$2,660,250	$868,338
Working capital	2,300,340	2,674,246	917,284
Stockholders’ equity	3,065,139	3,488,100	1,876,287

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Cash provided by (used in):
Operating activities	$(499,007)	$856,568	$(163,737)
Investing activities	288,884	(1,419,012)	(277,729)
Financing activities	77,779	846,108	637,842
The change in net cash from operating activities from 2021 as compared to 2020 was primarily related to the change in our net income (loss), working capital fluctuations and changes in our non-cash expenses, all of which are highly variable.
The change in net cash from investing activities from 2021 as compared to 2020 reflected differences between the proceeds received from sale and maturity of our investments and amounts reinvested, and the difference for purchases of property, plant, and equipment.
The change in net cash from financing activities in 2021 as compared to 2020 was driven by the proceeds from issuances of common stock in 2020, as well as lower proceeds from the exercise of stock options and employee stock purchase plan.
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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of December 31, 2021, we had $2.2 billion held in cash, cash equivalents, and investments.

At our currently planned spending rates, we believe that our existing financial resources, together with product and royalty revenues, and reimbursements and profit sharing we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months from the date of this filing.
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, and support our development, commercialization, invest in our facilities, and expand globally, which may require us to raise additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. We may seek additional capital through some or all of the following methods: corporate collaborations, licensing arrangements, and public or private debt or equity financings. We have no committed sources of funding and do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, our business and operations may be adversely affected.
Material Cash Requirements
Our material cash requirements in the short- and long-term consist of the following operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations. We plan to fund our material cash requirements with our current financial resources together with our anticipated receipts of accounts receivable, product sales and royalty revenues, and reimbursements we expect to receive under our existing collaboration and license agreements.
Operating expenditures. Our primary uses of cash and operating expenses relate to paying employees and consultants, administering clinical trials, marketing our products, and providing technology and facility infrastructure to support our operations. Our research and development expenses in 2021 were $1.2 billion, and we expect to increase our investment in research and development expenses in 2022. Our sales, general and administrative expenses were $716.2 million in 2021, and we expect to increase our sales, general, and administrative expenses to support our business growth in 2022. On a long-term basis, we manage future cash requirements relative to our long-term business plans.
Operating costs also relate to our building leases for our office and laboratory facilities expiring in 2022 through 2029 that contain rate escalations and options for us to extend the leases. Our future minimum lease payments as of December 31, 2021 totaled $17.1 million related to short-term lease liabilities, and $64.9 million related to long-term lease liabilities. We signed a 20-year lease in June 2021 for a building complex in Everett, Washington that has not commenced as of December 31, 2021, and therefore rent payments are not included in lease liability balances as of December 31, 2021. Refer to Note 3 in the Notes to Financial Statements in Item 8 for further detail of our lease obligations.
Capital expenditures. We make investments in our office, laboratory, and manufacturing facilities to enable continued expansion of our business. These include leasehold and building improvements at our approximately 1 million square feet of leased and owned properties, installation of laboratory and manufacturing equipment, computers, software, and office equipment. Our purchases for property and equipment for 2021 were $52.3 million, and we anticipate these investments to grow in 2022 to support our anticipated business growth and long-term facility needs, including a significant multi-year investment in a building complex being constructed in Everett, Washington, which is expected to provide us additional manufacturing, laboratory, and office space in the future. We expect our capital expenditures for this Everett facility to be approximately $350 million to $400 million over the next three years.
Manufacturing costs, and supply agreements. Some of our inventory components and products require long lead times to manufacture. Therefore, we make substantial and often long-term investments in our supply chain in order to ensure we have enough drug product to meet current and future revenue forecasts, as well as clinical trial needs. Supply agreements primarily include non-cancelable obligations under our manufacturing, license and collaboration, and technology agreements. Further, a substantial portion of those non-cancelable obligations include minimum payments related to manufacturing our product candidates for use in our clinical trials and for commercial operations in the case of ADCETRIS. Future minimum contractual commitments under these arrangements December 31, 2021 totaled $204.3 million related to short-term obligations, and $191.7 million related to long-term obligations. Refer to Note 12 in the Notes to Financial Statements in Item 8 for further detail of our manufacturing supply agreements.

Royalties, milestones and profit-sharing associated with our licensed technology and collaboration agreements. Some of our license and collaboration agreements provide for periodic maintenance fees over specified time periods, profit share payments, and/or payments by us upon the achievement of development and regulatory milestones. Some of our licensing agreements also obligate us to pay royalties based on net sales of products utilizing licensed technology. Such royalties and profit share payments are dependent on future product sales and are contingent on events that have not yet occurred. Royalties and profit share payments totaled $225.6 million in 2021 and are expected to increase in future periods. Milestone payments generally become due and payable upon the achievement of certain events. Future milestone payments potentially owed related to in-licensed technology totaled $4.0 billion as of December 31, 2021, consisting of up to approximately $0.4 billion in development and clinical milestones, up to approximately $1.3 billion in regulatory milestones, and up to approximately $2.3 billion in commercial milestones.
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
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We currently have holdings in U.S. Treasury securities. A summary of our investment securities follows:

	December 31,
(dollars in thousands)	2021	2020
Short-term investments	$1,735,202	$2,000,996
Long-term investments	—	100,830
Total	$1,735,202	$2,101,826

We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $5.7 million in the fair value of our investments as of December 31, 2021. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by $0.1 million over the next twelve months based on our investment balance at December 31, 2021.
Foreign Currency Risk
Most of our revenues and expenses are denominated in U.S. dollars and as a result, we have not experienced significant foreign currency transaction gains and losses to date. Our commercial sales in Europe are primarily denominated in Euros and in Canada are denominated in Canadian Dollars. We also had other transactions denominated in foreign currencies during the year ended December 31, 2021, primarily related to operations in Europe, contract manufacturing and ex-U.S. clinical trial activities, and we expect to continue to do so. Our royalties from Takeda are derived from their sales of ADCETRIS in multiple countries and in multiple currencies that are converted into U.S. dollars for purposes of determining the royalty owed to us. Our limited foreign currency exposure is to fluctuations in the Euro, British Pound, Canadian Dollar, Swiss Franc, Danish Krone, and Swedish Krona. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, transaction gains or losses may become significant in the future as we continue to expand our operations internationally. We have not engaged in foreign currency hedging to date; however, we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Seagen Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Seagen Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Government-mandated rebates - Medicaid
As described in Note 1 to the consolidated financial statements, the Company records product sales net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. As disclosed by management, amounts accrued for rebates and chargebacks as of December 31, 2021 are $74.9 million, with the most significant portion of the accrual balance related to ADCETRIS Medicaid rebates. Management estimates Medicaid rebates using the expected value approach, based on a variety of factors, including payor mix and experience to-date. Management also reviews historical rebate information to further refine these estimates.
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
February 9, 2022
We have served as the Company’s auditor since 1998.

Seagen Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$424,834	$558,424
Short-term investments	1,735,202	2,000,996
Accounts receivable, net	389,256	324,988
Inventories	200,663	116,136
Prepaid expenses and other current assets	119,239	61,840
Total current assets	2,869,194	3,062,384
Property and equipment, net	210,073	196,700
Operating lease right-of-use assets	57,889	61,480
Long-term investments	—	100,830
Intangible assets, net	260,593	283,680
Goodwill	274,671	274,671
Other non-current assets	47,184	21,161
Total assets	$3,719,604	$4,000,906
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$114,824	$78,067
Accrued liabilities and other	454,030	310,071
Total current liabilities	568,854	388,138
Long-term liabilities:
Operating lease liabilities, long-term	56,665	61,884
Other long-term liabilities	28,946	62,784
Total long-term liabilities	85,611	124,668
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—
Common stock, $0.001 par value, 250,000 shares authorized; 183,381 shares issued and outstanding at December 31, 2021 and 180,902 shares issued and outstanding at December 31, 2020	183	181
Additional paid-in capital	4,607,816	4,356,922
Accumulated other comprehensive income	1,179	565
Accumulated deficit	(1,544,039)	(869,568)
Total stockholders’ equity	3,065,139	3,488,100
Total liabilities and stockholders’ equity	$3,719,604	$4,000,906
The accompanying notes are an integral part of these consolidated financial statements.

Seagen Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Years ended December 31,
	2021	2020	2019
Revenues:
Net product sales	$1,385,566	$1,000,598	$627,977
Royalty revenues	150,523	126,756	138,491
Collaboration and license agreement revenues	38,282	1,048,182	150,245
Total revenues	1,574,371	2,175,536	916,713
Costs and expenses:
Cost of sales	311,565	217,720	43,952
Research and development	1,228,672	827,129	719,374
Selling, general and administrative	716,190	533,835	373,932
Total costs and expenses	2,256,427	1,578,684	1,137,258
(Loss) income from operations	(682,056)	596,852	(220,545)
Investment and other income, net	6,351	18,849	61,895
(Loss) income before income taxes	(675,705)	615,701	(158,650)
(Benefit) provision for income taxes	(1,234)	2,031	—
Net (loss) income	$(674,471)	$613,670	$(158,650)
Net (loss) income per share - basic	$(3.70)	$3.51	$(0.96)
Net (loss) income per share - diluted	$(3.70)	$3.37	$(0.96)
Shares used in computation of per share amounts - basic	182,048	174,834	165,498
Shares used in computation of per share amounts - diluted	182,048	182,287	165,498

Comprehensive (loss) income:
Net (loss) income	$(674,471)	$613,670	$(158,650)
Other comprehensive income:
Unrealized (loss) gain on securities available-for-sale, net of income tax provision of $0, $0, and $0, respectively	(211)	(186)	204
Foreign currency translation gain, net of income tax provision of $0, $0, and $0, respectively	825	522	65
Total other comprehensive income	614	336	269
Comprehensive (loss) income	$(673,857)	$614,006	$(158,381)
The accompanying notes are an integral part of these consolidated financial statements.

Seagen Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balances at December 31, 2018	160,262	$160	$2,598,411	$(40)	$(1,324,588)	$1,273,943
Net loss	—	—	—	—	(158,650)	(158,650)
Other comprehensive income	—	—	—	269	—	269
Issuance of common stock for stock option exercises and employee stock purchase plan	2,621	3	89,148	—	—	89,151
Restricted stock vested during the period, net	897	1	(1)	—	—	—
Issuance of common stock	8,214	8	548,683	—	—	548,691
Share-based compensation	—	—	122,883	—	—	122,883
Balances at December 31, 2019	171,994	172	3,359,124	229	(1,483,238)	1,876,287
Net income	—	—	—	—	613,670	613,670
Other comprehensive income	—	—	—	336	—	336
Issuance of common stock for stock option exercises and employee stock purchase plan	2,466	2	96,255	—	—	96,257
Restricted stock vested during the period, net	1,442	2	(2)	—	—	—
Issuance of common stock	5,000	5	749,845	—	—	749,850
Share-based compensation	—	—	151,700	—	—	151,700
Balances at December 31, 2020	180,902	181	4,356,922	565	(869,568)	3,488,100
Net loss	—	—	—	—	(674,471)	(674,471)
Other comprehensive income	—	—	—	614	—	614
Issuance of common stock for stock option exercises and employee stock purchase plan	1,545	1	77,778	—	—	77,779
Restricted stock vested during the period, net	934	1	(1)	—	—	—
Share-based compensation	—	—	173,117	—	—	173,117
Balances at December 31, 2021	183,381	$183	$4,607,816	$1,179	$(1,544,039)	$3,065,139
The accompanying notes are an integral part of these consolidated financial statements.

Seagen Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2021	2020	2019
Operating activities:
Net (loss) income	$(674,471)	$613,670	$(158,650)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Share-based compensation	173,117	147,233	127,349
Depreciation and amortization	42,854	36,045	23,759
Amortization of intangible assets	23,087	16,345	15
Amortization of right-of-use-assets	12,685	10,994	9,740
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	15,933	3,104	(4,916)
Gain on equity securities	(4,744)	(11,604)	(50,124)
(Gain) loss on disposals of property and equipment	—	(26)	1,853
Deferred income taxes	548	(2,053)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(64,268)	(88,727)	(89,720)
Inventories	(84,527)	(30,204)	(32,693)
Prepaid expenses and other assets	(66,422)	(22,231)	2,459
Lease liabilities	(14,388)	(11,271)	(6,660)
Deferred revenue	—	—	(33,600)
Other liabilities	141,589	195,293	47,451
Net cash (used) provided by operating activities	(499,007)	856,568	(163,737)
Investing activities:
Purchases of securities	(3,424,286)	(2,483,336)	(992,976)
Proceeds from maturities of securities	3,765,500	952,000	786,000
Proceeds from sales of securities	—	194,733	—
Purchases of property and equipment	(52,330)	(82,409)	(70,753)
Net cash provided (used) by investing activities	288,884	(1,419,012)	(277,729)
Financing activities:
Net proceeds from issuance of common stock	—	749,850	548,691
Proceeds from exercise of stock options and employee stock purchase plan	77,779	96,258	89,151
Net cash provided by financing activities	77,779	846,108	637,842
Effect of exchange rate changes on cash and cash equivalents	(1,246)	198	—
Net (decrease) increase in cash and cash equivalents	(133,590)	283,862	196,376
Cash and cash equivalents at beginning of year	558,424	274,562	78,186
Cash and cash equivalents at end of year	$424,834	$558,424	$274,562
The accompanying notes are an integral part of these consolidated financial statements.

Seagen Inc.
Notes to Consolidated Financial Statements
-
1. Organization and Summary of Significant Accounting Policies
Organization
We are a biotechnology company that develops and commercializes targeted therapies to treat cancer. We are commercializing ADCETRIS®, or brentuximab vedotin, for the treatment of certain CD30-expressing lymphomas, PADCEV®, or enfortumab vedotin-ejfv, for the treatment of certain metastatic urothelial cancers, TIVDAK™, or tisotumab vedotin-tftv, for the treatment of certain metastatic cervical cancers, and TUKYSA®, or tucatinib, for treatment of certain metastatic HER2-positive breast cancers. We are also advancing a pipeline of novel therapies for solid tumors and blood-related cancers designed to address unmet medical needs and improve treatment outcomes for patients. Many of our programs, including ADCETRIS, PADCEV and TIVDAK, are based on our antibody-drug conjugate, or ADC, technology that utilizes the targeting ability of monoclonal antibodies to deliver cell-killing agents directly to cancer cells.
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
Use of estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates include those used for revenue recognition, valuation of investments, inventory valuation, accrued liabilities, including those related to the long-term incentive plans and performance-based equity, clinical trials and contingencies, and stock option valuation.
Cash and cash equivalents
We consider all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.
Non-cash activities
We had $9.9 million and $6.0 million of accrued capital expenditures as of December 31, 2021 and 2020, respectively. Accrued capital expenditures have been treated as a non-cash investing activity and, accordingly, have not been included in the consolidated statement of cash flows until such amounts have been paid in cash. During the years ended December 31, 2021, 2020 and 2019, we recorded $9.1 million, $7.2 million, and $40.3 million, respectively, of right-of-use assets in exchange for lease liabilities, which has been treated as a non-cash operating activity. See Note 3 for additional information.
Investments
We hold certain equity securities which are reported at estimated fair value based on quoted market prices. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.

Seagen Inc.
Notes to Consolidated Financial Statements
We invest our available cash primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, realized losses and declines in the value of debt securities judged to be other-than-temporary are included in investment and other income, net. The cost of debt securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income, net. Interest and dividends earned are included in investment and other income, net. Accrued interest receivable as of December 31, 2021 and 2020, were $0.4 million and $5.3 million, respectively, and were included in prepaid expenses and other current assets. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.
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
Leases
We determine if an arrangement is a lease at inception date. All of our currently effective leases are classified as operating leases. Operating lease liabilities and the corresponding right-of-use assets are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease right-of-use asset also excludes lease incentives and initial direct costs incurred. As our existing leases do not contain an implicit interest rate, we estimate our incremental borrowing rate based on information available at commencement date in determining the present value of future payments. We include options to extend the lease in our lease liability and right-of-use asset when it is reasonably certain that we will exercise that option. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Variable lease cost primarily includes building operating expenses as charged to us by our landlords.
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For our short-term leases, we recognize lease payments as an expense on a straight-line base over the lease term.
Inventories
We consider regulatory approval of product candidates to be uncertain. Accordingly, we charge manufacturing costs to research and development expense until such time as a product has received regulatory approval for commercial sale. Production costs for our marketed products are capitalized into inventory. Inventory that is deployed for clinical, research or development use is charged to research and development expense when it is no longer available for commercial sales. Production costs for our other product candidates are charged to research and development expense.
We value our inventories at the lower of cost or market value. Cost is determined on a specific identification basis. Inventory includes the cost of materials, third-party contract manufacturing and overhead associated with the production of our commercialized products. In the event that we identify excess, obsolete or unsalable inventory, its value is written down to net realizable value.

Seagen Inc.
Notes to Consolidated Financial Statements
Property and equipment
Property and equipment are stated at cost. Land is not depreciated, while all other property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally as follows:

Years
Building and improvements	20-30
Laboratory and manufacturing equipment	5-15
Furniture and fixtures	5
Computers, software and office equipment	3
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
Intangible assets, net
Our intangible assets are primarily comprised of acquired TUKYSA technology. Upon FDA approval and commercial launch of TUKYSA in April 2020, we classified in-process research and development costs related to the acquired TUKYSA technology as finite-lived intangible assets. The following table presents the balances of our finite-lived intangible assets for the periods presented:

	December 31,
(dollars in thousands)	2021	2020
Gross carrying value	$305,650	$305,650
Less: accumulated amortization	(45,057)	(21,970)
Total	$260,593	$283,680
The following table presents our amortization expense related to acquired TUKYSA technology costs, included in cost of sales in our consolidated statements of comprehensive income (loss), for the periods presented:

	Years ended December 31,
(dollars in thousands )	2021	2020	2019
Amortization expense	$23,087	$16,345	$—
The weighted average useful life of our finite-lived intangible assets was 11 years as of December 31, 2021, and estimated future amortization expense related to acquired TUKYSA technology costs is $23.1 million for each of the years ending December 31, 2022 through December 31, 2026.
Goodwill
We evaluate goodwill for impairment annually, as of October 1, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit (for goodwill) is less than its carrying value, we then would proceed with the quantitative impairment test to compare the fair value to the carrying value and record an impairment charge if the carrying value exceeds the fair value.

Seagen Inc.
Notes to Consolidated Financial Statements
Impairment of long-lived assets
We assess the impairment of long-lived assets, including intangible assets and property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, we determine whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value. We have not recognized any impairment losses through December 31, 2021 as there have been no events warranting an impairment analysis. Our long-lived assets are primarily located in the U.S.; however, we have multiple subsidiaries in foreign jurisdictions, including several subsidiaries in Europe.
Revenue recognition - Net product sales
We sell our products primarily through a limited number of specialty distributors and specialty pharmacies in the U.S, and to a lesser extent, internationally. The delivery of our products represents a single performance obligation for these transactions and we record net product sales at the point in time when control is transferred to the customer, which generally occurs upon receipt by the customer. The transaction price for net product sales represents the amount we expect to receive, which is net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Accruals are established for these deductions, and actual amounts incurred are offset against applicable accruals. We reflect these accruals as either a reduction in the related account receivable from the distributor or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets and experience to-date. These estimates involve a substantial degree of judgment.
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
U.S. government-mandated rebates and chargebacks: We have entered into a Medicaid Drug Rebate Agreement, or MDRA, with the Centers for Medicare & Medicaid Services. This agreement provides for a rebate based on covered purchases of our products. Medicaid rebates are invoiced to us by the various state Medicaid programs. We estimate Medicaid rebates using the expected value approach, based on a variety of factors, including payor mix and our experience to-date.
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

Seagen Inc.
Notes to Consolidated Financial Statements
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
We have concluded that the license of intellectual property in certain collaboration and license agreements is not distinct from the perspective of our customers at the time of initial transfer, since we often do not license intellectual property without related technology transfer and research and development support services. Such evaluation requires significant judgment since it is made from the customer's perspective. Our performance obligations under our collaborations may include such things as providing intellectual property licenses, performing technology transfer, performing research and development consulting services, providing reagents, ADCs, and other materials, and notifying the customer of any enhancements to licensed technology or new technology that we discover, among others. We determined our performance obligations under certain collaboration and license agreements as evaluated at contract inception were not distinct and represented a single performance obligation. Upfront payments are amortized to revenue over the performance period. Upfront payment contract liabilities resulting from our collaborations do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by us. For agreements beyond the initial performance period, we have no remaining performance obligations. We may receive license maintenance fees and potential milestones and royalties based on collaborator development and regulatory progress, which are recorded in the period achieved in the case of milestones, and during the period of the related sales for royalties.

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
Advertising
Advertising costs are expensed as incurred. We incurred $88.8 million, $59.3 million, and $33.5 million in advertising expenses during 2021, 2020, and 2019, respectively.
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
Allowance for doubtful accounts
We estimate an allowance for doubtful accounts based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. As of December 31, 2021 and 2020, there was no allowance for doubtful accounts, and we recognized no credit losses during the years ended December 31, 2021, 2020, and 2019.
Geographic and customer information
Net product revenues are attributed to countries based on the location of the customer. Royalty revenues and collaboration and licenses agreements revenues are attributed to countries based on the location of the Company’s subsidiary associated with the royalty or collaborative arrangement related to such revenues. Over 90% of our revenues and assets are related to operations in the U.S. for all periods presented; however, we have multiple subsidiaries in foreign jurisdictions, including several subsidiaries in Europe.

Seagen Inc.
Notes to Consolidated Financial Statements
We sell our products through a limited number of distributors and specialty pharmacies. The following table presents each major distributor or collaborator that comprised more than 10% of total revenue:

	Years ended December 31,
	2021	2020	2019
Distributor A	36%	18%	26%
Distributor B	27%	15%	21%
Distributor C	17%	10%	18%
Collaborator A	9%	7%	27%
Collaborator B	—%	45%	—%
The following table presents each major distributor or collaborator that accounted for more than 10% of accounts receivable:

	December 31,
	2021	2020
Distributor A	29%	32%
Distributor B	22%	25%
Distributor C	16%	16%
Collaborator A	11%	13%
Major suppliers
The use of a relatively small number of contract manufacturers to supply drug necessary for our commercial and clinical operations create a concentration of risk for us. While primarily one source of supply is utilized for certain components of our approved products and our clinical product candidates, other sources are available should we need to change suppliers. For PADCEV, in particular, we rely on Astellas for both commercial and clinical supply as Astellas oversees the manufacturing supply chain. As a form of reducing near-term risk, we endeavor to maintain reasonable levels of drug supply inventory across the supply chain. A change in suppliers or disruption at one of our suppliers, however, could cause a delay or interruption in delivery of drug or clinical trials. Such an event would adversely affect our business.
Income taxes
We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. We have provided a valuation allowance against substantially all our deferred tax assets for all periods presented. A valuation allowance is recorded when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Future realization of deferred tax assets is dependent upon a number of factors, including the existence of sufficient taxable income based on future earnings, the timing and amount of which is uncertain. The assessment regarding whether a valuation allowance is required considers the evaluation of both positive and negative evidence when concluding whether it is more likely than not that deferred tax assets are realizable. Based upon a review of all available evidence, we determined that it is not more likely than not that the U.S. deferred tax assets will be realized, and therefore the deferred tax assets have been fully offset by a valuation allowance.
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

Seagen Inc.
Notes to Consolidated Financial Statements
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
Long-term incentive plans, performance-based and market-based restricted stock awards
We have established Long-Term Incentive Plans, or LTIPs, and have granted certain senior leadership other performance- and market-based restricted stock awards. The LTIPs and other performance-based compensation restricted stock awards provide eligible employees with the opportunity to receive performance-based incentive compensation, which may be comprised of cash and/or RSUs. The payment of cash and the grant and/or vesting of RSUs are contingent upon the achievement of pre-determined performance goals, which may include regulatory milestones, revenue targets, or total shareholder return compared to our industry peer group. We record compensation expense over the estimated service period for each performance goal subject to the achievement of the performance goal being considered probable in accordance with the provisions of ASC Topic 450--Contingencies. At each reporting date, we assess whether achievement of a performance goal is considered probable and, if so, record compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures. We recognize compensation expense with respect to a milestone over the remaining estimated service period.
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

Seagen Inc.
Notes to Consolidated Financial Statements
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
Recent accounting pronouncements adopted
In December 2019, the FASB issued “ASU 2019-12, Simplifying the Accounting for Income Taxes.” The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740-- Income Taxes and clarifying existing guidance to facilitate consistent application. We adopted the standard on January 1, 2021. The adoption of this ASU did not have a material impact on our financial condition, results of operations, cash flows, or financial statement disclosures.

2. Revenue from contracts with customers
The following table presents our disaggregated revenue for the years presented.

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
ADCETRIS	$705,561	$658,577	$627,733
PADCEV	339,918	222,436	244
TUKYSA	333,952	119,585	—
TIVDAK	6,135	—	—
Net product sales	$1,385,566	$1,000,598	$627,977
Royalty revenues	$150,523	$126,756	$138,491
Collaboration and license agreement revenues	$38,282	$1,048,182	$150,245
Total revenues	$1,574,371	$2,175,536	$916,713

Seagen Inc.
Notes to Consolidated Financial Statements
In 2020, collaboration and license agreement revenues included $975.2 million related to our LV and TUKYSA license and collaboration agreements with Merck. See Note 10 for further information. In 2019, other collaboration and license agreement revenues included $20.0 million from BeiGene, Ltd., or BeiGene. BeiGene is a related party due to a common shareholder that has a representative or representatives serving on each company's respective Board of Directors.
Contract balances and performance obligations
We had no contract assets or liabilities as of December 31, 2021 and 2020. We recognized collaboration and license agreement revenues of $0.0 million, $0.0 million and $33.6 million during the years ended December 31, 2021, 2020, and 2019, respectively, that were included in deferred revenue as of the beginning of the respective years.

3. Leases
We have operating leases for our office and laboratory facilities with terms that expire from 2022 through 2029. During the years ended December 31, 2021, 2020 and 2019, we recorded $9.1 million, $7.2 million and $40.3 million of right-of-use assets in exchange for lease liabilities, respectively. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of December 31, 2021.
In June 2021, we entered into a lease agreement for an approximately 258,000 square feet building complex to be constructed by the landlord on approximately 20.5 acres of land in Everett, Washington. We intend to use the building for future manufacturing, laboratory, and office space. Under the terms of the lease, base rent is payable at an initial rate of $4.0 million per year, subject to annual escalations of 3% during the initial term of 20 years. The lease commences on the date when construction and delivery of the building shell and related improvements by the landlord have been substantially completed. We will record a lease liability and right-of-use assets on our condensed consolidated balance sheet on the lease commencement date, which has not commenced of December 31, 2021. We have an option to renew the lease for two additional terms of ten years each. In addition, we have an option to purchase the premises in the future.
Supplemental operating lease information was as follows:

	Years ended December 31,
(dollars in thousands, except term and rate )	2021	2020	2019
Operating lease cost	$16,219	$15,013	$13,590
Variable lease cost	4,227	3,937	2,958
Total lease cost	$20,446	$18,950	$16,548
Cash paid for amounts included in measurement of lease liabilities	$16,814	$14,265	$10,197

	As of December 31,
	2021	2020
Weighted average remaining lease term (in years)	5.87	6.16
Weighted average discount rate	5.0%	5.2%
Rent expense attributable to non-cancelable operating leases totaled approximately $16.5 million, $16.6 million, and $14.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Seagen Inc.
Notes to Consolidated Financial Statements
Operating lease liabilities were recorded in the following captions of our consolidated balance sheet as follows:

	As of December 31,
(dollars in thousands )	2021	2020
Accrued liabilities and other	$13,905	$12,749
Operating lease liabilities, long-term	56,665	61,884
Total	$70,570	$74,633
As of December 31, 2021, future minimum lease payments under the lease agreements were as follows:

(dollars in thousands)
Years ending December 31,
2022	$17,088
2023	16,375
2024	12,333
2025	8,489
2026	7,999
Thereafter	19,718
Total future minimum lease payments	82,002
Less: imputed interest	(11,432)
Total	$70,570
4. Fair Value
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

Seagen Inc.
Notes to Consolidated Financial Statements
The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
December 31, 2021
Short-term investments—U.S. Treasury securities	$1,735,202	$—	$—	$1,735,202
Other non-current assets—equity securities	14,009	—	—	14,009
Total	$1,749,211	$—	$—	$1,749,211
December 31, 2020
Short-term investments—U.S. Treasury securities	$2,000,996	$—	$—	$2,000,996
Long-term investments—U.S. Treasury securities	100,830	—	—	100,830
Total	$2,101,826	$—	$—	$2,101,826
 Our short- and long-term debt investments portfolio only contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and have a zero loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the years ended December 31, 2021, 2020 and 2019, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of December 31, 2021.
Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2021
U.S. Treasury securities	$1,735,388	$12	$(198)	$1,735,202
Contractual maturities (at date of purchase):
Due in one year or less	$1,635,307			$1,635,118
Due in one to two years	100,081			100,084
Total	$1,735,388			$1,735,202
December 31, 2020
U.S. Treasury securities	$2,101,801	$259	$(234)	$2,101,826
Contractual maturities (at date of purchase):
Due in one year or less	$1,791,399			$1,791,239
Due in one to two years	310,402			310,587
Total	$2,101,801			$2,101,826

Seagen Inc.
Notes to Consolidated Financial Statements
5. Investment and Other Income, Net
Investment and other income, net consisted of the following:

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Gain on equity securities	$4,744	$11,604	$50,124
Investment and other income, net	1,607	7,245	11,771
Total investment and other income, net	$6,351	$18,849	$61,895
Gain on equity securities includes the realized and unrealized holding gains and losses on our equity securities.

6. Inventories
Inventories consisted of the following:

	December 31,
(dollars in thousands)	2021	2020
Raw materials	$12,181	$3,799
Work in process	152,635	95,250
Finished goods	35,847	17,087
Total	$200,663	$116,136
We capitalize our commercial inventory costs. Inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales.

7. Property and equipment
Property and equipment consisted of the following:

	December 31,
(dollars in thousands)	2021	2020
Leasehold improvements	$193,635	$204,918
Laboratory and manufacturing equipment	104,702	78,724
Building	49,806	23,341
Computers, software and office equipment	52,078	45,141
Furniture and fixtures	17,563	15,825
Land	4,771	4,771
	422,555	372,720
Less: accumulated depreciation and amortization	(212,482)	(176,020)
Total	$210,073	$196,700
Depreciation and amortization expenses on property and equipment totaled $42.9 million, $36.0 million, and $23.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. Leasehold improvements included $44.0 million and $24.5 million of construction in process at December 31, 2021 and 2020, respectively.

Seagen Inc.
Notes to Consolidated Financial Statements
8. Accrued liabilities
Accrued liabilities consisted of the following:

	December 31,
(dollars in thousands)	2021	2020
Employee compensation and benefits	$139,052	$96,902
Clinical trial and related costs	122,468	69,756
Contract manufacturing	21,867	20,765
Gross-to-net deductions and third-party royalties	81,316	52,565
Other	89,327	70,083
Total	$454,030	$310,071

9. Income taxes
Our income (loss) before income taxes by jurisdiction consisted of the following:

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
U.S.	$(680,398)	$613,054	$(160,189)
Foreign	4,693	2,647	1,539
Total	$(675,705)	$615,701	$(158,650)
A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Tax credits	7.2	(5.4)	11.0
State income taxes and other	4.6	1.5	4.7
Valuation allowance	(35.7)	(8.4)	(37.1)
Stock compensation	3.1	(8.4)	6.4
Non-deductible asset basis	—	—	(6.0)
Effective tax rate	0.2%	0.3%	0.0%
For the year ended December 31, 2021, we recorded a tax benefit of $1.2 million, consisting of a current tax benefit of $1.7 million and a deferred tax expense of $0.5 million, primarily related to the generation of additional available state research and development tax credits.
For the year ended December 31, 2020, we recorded a provision for income taxes of $2.0 million consisting primarily of $3.7 million of current state taxes offset by a net $1.7 million deferred foreign tax benefit primarily related to the release of a valuation allowance on our foreign deferred tax asset for net operating losses. We had existing federal tax carryforwards sufficient to offset any federal tax liability, and we incurred state tax liabilities of $3.7 million due to limitations on the use of existing state carryforwards against taxable income.
For the year ended December 31, 2019, we did not record any income tax expense or benefit due to our valuation allowance and tax loss position.
As of December 31, 2021, unremitted earnings of our foreign subsidiaries will be retained indefinitely by the foreign subsidiaries for continuing investment. If foreign earnings were to be repatriated to the U.S., we could be subject to additional state income and withholding taxes.

Seagen Inc.
Notes to Consolidated Financial Statements
Our net deferred tax assets consisted of the following:

	December 31,
(dollars in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$331,284	$228,041
Foreign net operating loss carryforwards	7,566	8,341
Tax credit carryforwards	278,925	224,233
Share-based compensation	41,087	33,315
Allowance and accruals	47,119	29,355
Operating lease liabilities	16,461	16,596
Inventory	14,629	19,402
Capitalized research and development	6,947	4,139
Intangibles and amortization	5,399	—
Total deferred tax assets	749,417	563,422
Less: valuation allowance	(730,130)	(489,519)
Total deferred tax assets, net of valuation allowance	19,287	73,903
Deferred tax liability:
Right-of-use assets	(13,434)	(13,647)
Intangibles and amortization	—	(46,018)
Depreciation	(3,428)	(10,215)
Other	(920)	(1,970)
Net deferred tax assets	$1,505	$2,053
A valuation allowance of $730.1 million and $489.5 million at December 31, 2021 and 2020, respectively, has been recognized to offset net deferred tax assets where realization of such assets is uncertain. The valuation allowance increased by $240.6 million in 2021, decreased by $46.8 million in 2020, and increased by $58.5 million in 2019, which was mostly related to the changes in our deferred tax asset balances. The 2021 and 2019 increases in the valuation allowance were primarily due to the net operating loss and tax credit generation. The 2020 decrease in the valuation allowance was primarily due to the net operating loss utilization, partially offset by tax credit generation.
At December 31, 2021, we had gross federal NOL carryforwards of $1,347 million of which $709 million may be carried forward indefinitely and $638 million expire from 2033 to 2037 if not utilized, gross state NOL carryforwards of $614.4 million, gross foreign NOL carryforwards of $38.3 million, and tax credit carryforwards of $302.4 million expiring from 2022 to 2041.
Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation in the event of a change in ownership as set forth in Section 382 of the Internal Revenue Code of 1986, as amended. We have evaluated ownership changes through the year ended December 31, 2020 and believe that it is likely that utilization of its NOLs would not be limited under Section 382 as of December 31, 2020. It is possible that there has been or may be a change in ownership after this date which would limit our ability to utilize our NOLs. Any limitation may result in the expiration of the NOLs and tax credit carryforwards before utilization.
Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of uncertainties. The total amount of unrecognized tax benefit was $30.3 million and $23.1 million as of December 31, 2021 and 2020, respectively. Interest and penalties related to uncertain tax positions, if any, will be recognized as a component of income tax expense. We do not anticipate any significant changes to our unrecognized tax positions or benefits during the next twelve months. Tax years 2001 to 2021 remain subject to future examination for federal, state and foreign income taxes.

Seagen Inc.
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Balance at January 1	$23,078	$24,018	$20,706
Increase (decrease) related to prior year tax positions	1,894	(4,008)	—
Increase related to current year tax positions	5,334	3,068	3,312
Balance at December 31	$30,306	$23,078	$24,018

10. Collaboration and license agreements
We have collaboration and license agreements with a number of pharmaceutical and biotechnology companies. Revenues recognized under these agreements are disclosed in Note 2.
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
Astellas PADCEV collaboration
We have a collaboration agreement with Agensys, Inc., which subsequently became an affiliate of Astellas, to jointly research, develop and commercialize ADCs for the treatment of several types of cancer. The collaboration encompasses combinations of our ADC technology with fully-human antibodies developed by Astellas to proprietary cancer targets. Under this collaboration, we and Astellas are co-funding all development costs for PADCEV. We rely on Astellas to supply PADCEV for commercial sales and for our clinical trials, and Astellas oversees the manufacturing supply chain for PADCEV. Costs associated with co-development activities are included in research and development expense and amounted to $145.4 million, $99.3 million, and $76.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
In 2018, we and Astellas entered into a joint commercialization agreement to govern the global commercialization of PADCEV:
•In the U.S., we and Astellas jointly promote PADCEV. We record sales of PADCEV in the U.S. and are responsible for all U.S. distribution activities. The companies each bear the costs of their own sales organizations in the U.S., equally share certain costs associated with commercializing PADCEV in the U.S., and equally share in any profits realized in the U.S. We and Astellas launched PADCEV in the U.S. in December 2019. Gross profit share payments owed to Astellas in the U.S. are recorded in cost of sales and totaled $159.0 million and $104.6 million during the years ended December 31, 2021 and 2020, respectively.

Seagen Inc.
Notes to Consolidated Financial Statements
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
Genmab TIVDAK collaboration
We have an agreement with Genmab to develop and commercialize ADCs targeting tissue factor, under which we previously exercised a co-development option for TIVDAK. In October 2020, we and Genmab entered into a joint commercialization agreement to govern the global commercialization of TIVDAK. The FDA granted accelerated approval of TIVDAK in September 2021 for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy.
•    In the U.S., we and Genmab co-promote TIVDAK. We record sales of TIVDAK in the U.S. and are responsible for leading U.S. distribution activities. The companies will each hire and maintain 50% of the sales representatives and medical science liaisons, equally share those and certain other costs associated with commercializing TIVDAK in the U.S., and equally share in any profits realized in the U.S. Gross profit share payments owed to Genmab in the U.S. are recorded in cost of sales.
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
Costs associated with co-development activities are included in research and development expense and amounted $63.7 million, $50.1 million, and $48.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. Either party may opt out of co-development and profit-sharing under the collaboration agreement in return for receiving milestones and royalties from the continuing party. Either party may also opt out of co-development and profit-sharing under the collaboration agreement in return for receiving milestones and royalties from the continuing party. The opt out provisions of the collaboration agreement may also be applied to the joint commercialization agreement. In addition, Genmab may elect to opt out of co-promotion of TIVDAK in the U.S. by providing us with prior written notice.
Merck LV and TUKYSA license and collaboration agreements, and stock purchase agreement
In September 2020, we entered into two license and collaboration agreements, and a stock purchase agreement, with Merck.
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

Seagen Inc.
Notes to Consolidated Financial Statements
In connection with the LV Agreement, we entered into a stock purchase agreement with Merck, referred to as the Purchase Agreement, pursuant to which we agreed to issue and sell, and Merck agreed to purchase 5,000,000 newly issued shares of our common stock, at a purchase price of $200 per share, for an aggregate purchase price of $1.0 billion.
Under the other license and collaboration agreement, referred to as the TUKYSA Agreement, we granted Merck exclusive rights to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe. Pursuant to the TUKYSA Agreement, Merck is responsible for marketing applications for approval in its territory, supported by the positive results from the HER2CLIMB clinical trial. We retained commercial rights in the U.S., Canada and Europe, where we will record sales. Merck is also co-funding a portion of the TUKYSA global development plan, which encompasses several ongoing and planned trials across HER2-positive cancers. We will continue to lead ongoing TUKYSA global development operational execution. Merck will solely fund and conduct country-specific clinical trials necessary to support anticipated regulatory applications in its territories. We received an upfront cash payment from Merck of $125.0 million and also received $85.0 million in prepaid research and development funding to be applied to Merck’s global development cost sharing obligations. We are eligible to receive progress-dependent milestone payments of up to $65.0 million, and are entitled to receive tiered royalties on sales of TUKYSA by Merck that begin in the low twenty percent range and escalate based sales volume by Merck in its territory. We owe a portion of any non-royalty payments received from sublicensing TUKYSA rights to a technology licensor, as well as a low double-digit royalty based on net sales of TUKYSA by us, and will owe a single-digit royalty based on net sales of TUKYSA by Merck in its territories.
We determined that these agreements are within the scope of ASC 808. Pursuant to ASC 808, we considered other authoritative guidance for distinct units of account related to these agreements, including ASC 606. Our performance obligations within the scope of ASC 606 consisted of the delivery of the LV license and transfer of regulatory information to enable the LV collaboration, the delivery of the TUKYSA license and transfer of regulatory materials for use by Merck in its territory, and supply of commercial TUKYSA inventory to Merck for use in its territory. The LV license and TUKYSA license are functional intellectual property and distinct from the other promises made under the contract. Since we also determined that Merck can benefit from the LV license and the TUKYSA licenses at the time of conveyance, the related performance obligations were satisfied at that point in time. Therefore, we recognized the license revenue under ASC 606 of $725.0 million in collaboration and license agreement revenues during the year ended December 31, 2020.
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
We and Merck will share equally in LV global development costs and profits, if any, and Merck is co-funding a portion of the TUKYSA global development plan. We consider the collaborative activities associated with the global development and commercialization of LV, and the global development of TUKYSA, to be units of account within the scope of ASC 808. We recognize development cost sharing proportionately with the performance of the underlying activities, and record Merck’s reimbursement of our expenses as a reduction of research and development expenses. Reimbursements from Merck for the LV Agreement and TUKYSA Agreement were not material during the year ended December 31, 2020. Merck’s prepayment of $85.0 million towards the TUKYSA global development plan was recorded as a co-development liability in other long-term liabilities on our consolidated balance sheet as of December 31, 2020. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our consolidated statements of comprehensive income (loss). As of December 31, 2021, $40.2 million and $15.1 million was recorded as the remaining co-development liability in accrued liabilities and other long-term liabilities, respectively. As of December 31, 2020, $30.1 million and $50.8 million was recorded as the remaining co-development liability in accrued liabilities and other long-term liabilities, respectively. Sales of TUKYSA drug product supplied to Merck were included in collaboration and license agreement revenues.

Seagen Inc.
Notes to Consolidated Financial Statements
The fair market value of 5,000,000 shares of our common stock was $749.9 million, based on the closing price of the last trading day prior to the Purchase Agreement being executed. We accounted for the associated premium of $250.1 million as a freestanding equity-linked instrument under ASC 815. The premium was determined to be variable consideration in the calculation of the total transaction price related to the LV license, and was initially recorded in deferred revenue due to the substantive contingency associated with closing of the sale of shares under the Purchase Agreement. The closing of the sale of the shares pursuant to the Purchase Agreement occurred in October 2020. Upon closing, we recorded the fair market value of the shares issued in stockholders’ equity on our consolidated balance sheet. The variable consideration restraint was removed upon the closing of the sale of shares pursuant to the Purchase Agreement, and the premium was recognized in collaboration and license agreement revenues in the quarter and year ended December 31, 2020.
RemeGen license agreement
In September 2021, we and RemeGen Co., Ltd., or RemeGen, entered into an exclusive worldwide licensing agreement to develop and commercialize disitamab vedotin, a novel HER2-targeted ADC. Disitamab vedotin combines the drug-linker technology originally developed by us with RemeGen’s novel HER2 antibody. Disitamab vedotin received FDA Breakthrough Therapy designation in 2020 for use in second-line treatment of patients with HER2-expressing, locally advanced or metastatic urothelial cancer who have previously received platinum-containing chemotherapy. Also in 2020, RemeGen announced FDA’s clearance of an Investigational New Drug application for a phase 2clinical trial in locally advanced or metastatic urothelial cancer. Disitamab vedotin is conditionally approved for treating locally advanced metastatic gastric cancer in China, and in July 2021 the National Medical Products Administration of China also accepted a New Drug Application for disitamab vedotin in locally advanced or metastatic urothelial cancer.
Under the terms of the agreement, we obtained exclusive license rights to disitamab vedotin for global development and commercialization outside of RemeGen’s territory for an upfront payment of $200.0 million. The license was accounted for as an asset acquisition and the upfront payment was included in research and development expenses for the year ended December 31, 2021. RemeGen retains development and commercialization rights for Asia, excluding Japan and Singapore. We will lead global development and RemeGen will fund and operationalize the portion of global clinical trials attributable to its territory. RemeGen will also be responsible for all clinical development and regulatory submissions specific to its territory. We will pay RemeGen up to $195.0 million in potential milestone payments across multiple indications and products based upon the achievement of specified development goals, and up to $2.2 billion in potential milestone payments based on the achievement of specified regulatory and commercialization goals. RemeGen will be entitled to a tiered, high single digit to mid-teen percentage royalty based on net sales of disitamab vedotin in our territory.
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

Seagen Inc.
Notes to Consolidated Financial Statements
11. In-license agreements
We have in-licensed antibodies, targets and enabling technologies from pharmaceutical and biotechnology companies and academic institutions for use in our pipeline programs and ADC technology. We would potentially owe development, regulatory, and sales-based milestones, and royalties on net sales, as defined, of certain approved products. We were required to pay royalties in the low single digits on net sales of ADCETRIS under the terms of two exclusive license agreements, which expired in 2021.
We are a party to a license agreement in which we were granted an exclusive license to develop, manufacture and commercialize TUKYSA. We pay the licensor a portion of any non-royalty payments received from sublicensing TUKYSA rights, a low double-digit royalty based on net sales of TUKYSA by us, and a single-digit royalty based on net sales of TUKYSA by our sublicensees. The term of the license agreement expires on a country-by-country basis upon the later of the expiration of the last valid claim covering TUKYSA within that country or 10 years after the first commercial sale of TUKYSA within that country.

12. Commitments and contingencies
We have certain non-cancelable obligations under various agreements, including supply agreements relating to the manufacture of our commercial products, and our product candidates that contain annual minimum purchase commitments and other firm commitments when a binding forecast is provided. As of December 31, 2021, our future obligations related to supply and other agreements were as follows:

(dollars in thousands)
Years ending December 31,
2022	$204,328
2023	89,460
2024	62,686
2025	33,016
2026	6,513
Thereafter	—
Total	$396,003
Non-cancelable obligations under these agreements do not include payments that are contingent upon achievement of certain progress-dependent milestones or royalties based on net sales of commercial products. These amounts have been excluded from the table because the events triggering the obligations have not yet occurred.
See Note 3 for our future obligations related to operating leases as of December 31, 2021.
13. Legal matters
We are engaged in multiple legal disputes with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo.
Dispute over ownership of intellectual property
We are in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug ENHERTU and certain product candidates. We believe that the linker and other ADC technology used in ENHERTU and these drug candidates are improvements to our ADC technology, the ownership of which we contend was assigned to us under the terms of a 2008 collaboration agreement between us and Daiichi Sankyo. On November 12, 2019, we submitted an arbitration demand to the American Arbitration Association seeking, among other remedies, a declaration that we are the owner of the intellectual property rights under dispute, monetary damages, and a running royalty. On April 27, 2020, the arbitrator confirmed the dispute should be resolved in arbitration. The arbitration hearing was conducted in June 2021. Recently, the arbitration hearing record was reopened by the arbitrator to consider additional evidence. As a result, the decision may occur after the first quarter of 2022.

Seagen Inc.
Notes to Consolidated Financial Statements
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

14. Stockholders’ equity
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
At December 31, 2021, shares of common stock reserved for future issuance are as follows:

(in thousands)
Stock options and RSUs outstanding	10,535
Shares available for future grant under the 2007 Equity Incentive Plan	6,673
Employee stock purchase plan shares available for future issuance	840
Total	18,048

Seagen Inc.
Notes to Consolidated Financial Statements
15. Net (loss) income per share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include incremental common shares issuable upon the vesting of unvested restricted stock units and the exercise of outstanding stock options, calculated using the treasury stock method.

	Years ended December 31,
(dollars in thousands, except per share amounts)	2021	2020	2019
Net (loss) income	$(674,471)	$613,670	$(158,650)

Weighted average common shares outstanding - basic	182,048	174,834	165,498
Effect of potentially dilutive common shares	—	7,453	—
Weighted average common shares outstanding - diluted	182,048	182,287	165,498

Net (loss) income per share - basic	$(3.70)	$3.51	$(0.96)
Net (loss) income per share - diluted	$(3.70)	$3.37	$(0.96)

We excluded the potential shares of common stock from the computation of diluted net income (loss) per share because their effect would have been antidilutive. The following table presents the weighted average number of shares that have been excluded for all periods presented:

	Years ended December 31,
(in thousands)	2021	2020	2019
Stock options and RSUs	10,327	356	12,774

16. Share-based compensation
2007 Equity Incentive Plan
Our 2007 Equity Incentive Plan, or the 2007 Plan, provides for the issuance of our common stock to employees, including our officers, directors and consultants and affiliates. The 2007 Plan was amended and restated in 2020 to reserve an additional 6,000,000 shares thereunder, such that an aggregate of 39,000,000 shares of our common stock were authorized for issuance as of December 31, 2021, and to extend the term of the 2007 Plan through May 2030 unless it is terminated earlier pursuant to its terms. Under the 2007 Plan, we may issue stock options (including incentive stock options and nonstatutory stock options), restricted stock, RSUs, stock appreciation rights and other similar types of awards. We have only issued options to purchase shares of common stock and RSUs under the 2007 Plan, including options and RSUs with time-based or performance-based vesting requirements. Performance-based vesting occurs upon achievement of pre-determined regulatory milestones, sales-based milestones, or market-based performance metrics.
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
Share-based compensation expense
The following table presents our total share-based compensation expense for the periods presented:

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Research and development	$79,715	$72,749	$64,730
Selling, general and administrative	93,402	74,484	62,619
Total share-based compensation expense	173,117	147,233	127,349
No tax benefit was recognized for the years ended December 31, 2021 and 2019 since there is no taxable income for those years and a valuation allowance is available to offset all potential tax benefits associated with its deferred tax assets. We recognized a tax benefit of $55.7 million related to share-based compensation expense for 2020.
Valuation assumptions
We calculate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the periods indicated:

	2007 Plan			Employee Stock Purchase Plan
	Years ended December 31,			Years ended December 31,
	2021	2020	2019	2021	2020	2019
Risk-free interest rate	0.8%	0.3%	1.5%	0.1%	1.3%	2.2%
Expected lives (in years)	5.7	5.7	5.6	0.5	0.5	0.5
Expected dividend	0%	0%	0%	0%	0%	0%
Expected volatility	44%	44%	44%	44%	47%	43%
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

Seagen Inc.
Notes to Consolidated Financial Statements
Stock option activity
A summary of stock option activity is as follows:

	Shares	Weighted- average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2020	7,881,259	$62.60
Granted	1,135,689	$156.07
Exercised	(1,398,901)	$41.47
Forfeited/expired	(243,593)	$107.48
Balance at December 31, 2021	7,374,454	$79.53	5.98	$561,783
Expected to vest	7,171,594	$77.71	5.89	$558,941
Options exercisable	5,057,083	$56.86	4.82	$496,438
The weighted average grant-date fair values of options granted with exercise prices equal to market were $64.22, $64.66, and $30.51 for the years ended December 31, 2021, 2020, and 2019, respectively.
The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for all options that were in-the-money at December 31, 2021. The aggregate intrinsic value of options exercised was $168.7 million during 2021, $271.0 million during 2020, and $128.4 million during 2019, determined as of the date of option exercise. As of December 31, 2021, there was approximately $64.6 million of total unrecognized compensation cost related to unvested options, as adjusted for expected forfeitures. That cost is expected to be recognized over a weighted-average period of 1.30 years. We utilize newly issued shares to satisfy option exercises.
RSU activity
A summary of RSU activity, excluding performance-based RSUs and LTIPs, is as follows:

	Share equivalent	Weighted- average grant date fair value
Non-vested at December 31, 2020	2,357,506	$105.50
Granted	1,180,665	$157.45
Vested	(934,049)	$93.61
Forfeited	(245,861)	$117.01
Non-vested at December 31, 2021	2,358,261	$135.07
 The weighted average grant-date fair values of RSUs granted were $157.45, $159.51, and $75.58 for the years ended December 31, 2021, 2020, and 2019, respectively. The total fair value of RSUs that vested during 2021, 2020, and 2019 (measured on the date of vesting) was $149.8 million, $187.1 million, and $67.1 million, respectively. As of December 31, 2021, there was approximately $110.4 million of total unrecognized compensation cost related to non-vested RSU awards, as adjusted for expected forfeitures. That cost is expected to be recognized over a weighted-average period of 1.71 years. We utilize newly issued shares for RSUs that vest.
LTIP, performance-based and market-based awards activity
We have various LTIPs, which contain performance-based equity compensation, and have granted other performance-based and market-based awards to certain senior leadership.
During 2021, an LTIP milestone was achieved related to FDA approval of TIVDAK, which triggered a cash payment and an RSU grant to eligible participants. The vesting of grants made under that LTIP is time-based and is included in the “RSU activity” table above.

Seagen Inc.
Notes to Consolidated Financial Statements
During 2020, an LTIP milestone was achieved related to FDA approval of TUKYSA, which triggered vesting of performance-based stock awards previously granted to eligible participants, and an RSU grant to eligible participants. The vesting of the previously granted performance-based stock awards related to this LTIP is included in the table below. The second tranche grant upon milestone achievement and time-based vesting of these awards is included in the "RSU activity" table above.
During 2019, an LTIP milestone was achieved related to the FDA approval of PADCEV, which triggered a cash payment to eligible participants and an RSU grant to certain eligible participants. The vesting of grants made under that LTIP is time-based and is included in the “RSU activity” table above.
A summary of activity related to our performance-based RSUs and LTIPs is as follows:

	Share equivalent	Weighted- average grant date fair value
Non-vested at December 31, 2020	678,406	$128.96
Granted	202,293	$161.90
Vested	(31)	$136.87
Forfeited	(77,947)	$127.82
Non-vested at December 31, 2021	802,721	$136.10
As of December 31, 2021, the estimated unrecognized compensation cost related to all LTIPs and performance-based awards was approximately $83 million.
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

17. Employee benefit plan
We have a 401(k) Plan for all of our U.S. employees. Eligible employees may contribute through payroll deductions, and we may match the employees’ 401(k) contributions, at our discretion and not to exceed a prescribed annual limit. Under this matching program, we contributed $24.8 million in 2021, $18.0 million in 2020, and $11.9 million in 2019.

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
b.Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
c.Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

Item 9B. Other Information
On February 9, 2022, following the approval of the Compensation Committee of our Board of Directors, we entered into an amended and restated employment agreement, or an Amended Employment Agreement, with each of our executive officers, including Clay Siegall, our President and Chief Executive Officer, Todd Simpson, our Chief Financial Officer, Roger Dansey, our Chief Medical Officer, Vaughn Himes, our Chief Technical Officer, Jean Liu, our Chief Legal Officer, and Charles Romp, our Executive Vice President, Commercial U.S., or our Executive Officers.
The Amended Employment Agreement with Dr. Siegall, or the Amended Siegall Employment Agreement, amends and restates the employment agreement that we previously entered into with Dr. Siegall. Provisions that were amended include, among other things:
•In the event his employment is constructively terminated or terminated by us without cause, the period to receive payment of COBRA health insurance premiums and the period of vesting acceleration for his outstanding equity awards were increased from 12 months to 18 months.
•In the event his employment is constructively terminated or terminated by us without cause within 3 months prior to or 18 months after a change of control of Seagen, (i) his cash severance period was increased from 24 to 36 months, (ii) his bonus payment was increased from a payment equal to his annual target bonus multiplied by 2 to a payment equal to his annual target bonus multiplied by 3 (the payment of a pro-rated portion of his annual target bonus for the year of his termination remains unchanged) and (iii) the period to receive payment of COBRA health insurance premiums was increased from 24 months to 36 months.

With respect to all of our Executive Officers, including Dr. Siegall, their employment agreements were amended to increase the change of control protection period from 12 months after a change of control to 3 months prior to and 18 months after a change of control and to update the related change of control provisions in such agreements.
The foregoing is only a brief description of certain terms of the Amended Employment Agreements, including the Amended Siegall Employment Agreement, does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Employment Agreements, including the Amended Siegall Employment Agreement, which are filed as Exhibits 10.52 to 10.57 to this annual report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, and the information to be included in the 2022 Proxy Statement is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
1.The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1—Election of Directors” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
2.The information required by this Item concerning our code of ethics may be found under the section entitled “Proposal No. 1—Election of Directors—Corporate Governance—Code of Conduct and Business Ethics” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item may be found under the sections entitled “Proposal No. 1—Election of Directors—Director Compensation” and “Proposal No. 2 – Advisory Vote on Executive Compensation—Compensation of Executive Officers” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
1.The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
2.The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
1.The information required by this Item concerning related party transactions may be found under the section entitled “Certain Relationships and Related Party Transactions” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
2.The information required by this Item concerning director independence may be found under the section entitled “Proposal No. 1—Election of Directors—Corporate Governance—Director Independence” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item may be found under the section entitled “Proposal No. 3—Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.

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
2.Exhibits

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1††	License Agreement dated as of August 8, 2021 between RemeGen Co. Ltd. and Seagen Inc.	8-K	000-32405	2.1	9/21/2021
3.1	Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f.k.a. Seattle Genetics, Inc.).	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f.k.a. Seattle Genetics, Inc.).	8-K	000-32405	3.3	5/26/2011
3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f.k.a Seattle Genetics, Inc.).	8-K	000-32405	3.1	10/8/2020
3.4	Amended and Restated Bylaws of Seagen Inc. (f.k.a. Seattle Genetics, Inc.).	8-K	000-32405	3.1	1/16/2020
4.1	Description of Securities of Seagen Inc.	10-K	000-32405	4.1	2/6/2020
4.2	Specimen Stock Certificate.	10-K	000-32405	4.2	2/12/2021
4.3	Investor Rights Agreement dated July 8, 2003 among Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.4	Registration Rights Agreement, dated September 10, 2015, by and between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1†	Collaboration Agreement between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Millennium Pharmaceuticals, Inc. (a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited) dated December 14, 2009.	10-K	000-32405	10.1	2/6/2020
10.2+††	Collaboration and License Agreement dated January 7, 2007 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Agensys, Inc.	—	—	—	—
10.3†	Amendment to the Collaboration and License Agreement between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Agensys, Inc. dated effective November 20, 2009.	10-K	000-32405	10.49	3/12/2010
10.4†	Joint Commercialization Agreement dated October 20, 2018 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Agensys, Inc.	10-Q	000-32405	10.1	7/16/2019
10.5††	Amendment to Joint Commercialization Agreement between Seagen Inc. and Agensys, Inc. effective January 1, 2020.	10-Q	000-32405	10.1	7/29/2021
10.6†	License and Collaboration Agreement, effective October 7, 2011, between Genmab A/S and Seagen Inc. (f.k.a. Seattle Genetics, Inc.).	10-Q/A	000-32405	10.3	4/13/2018

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.7††	Joint Commercialization Agreement dated October 19, 2020 between Genmab A/S and Seagen Inc. (f.k.a. Seattle Genetics Inc.).	10-K	000-32405	10.6	2/12/2021
10.8††	License and Collaboration Agreement related to ladiratuzumab vedotin dated September 13, 2020 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Merck Sharp & Dohme Corp.	10-Q	000-32405	10.1	10/30/2020
10.9††	Stock Purchase Agreement dated September 13, 2020 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Merck Sharp & Dohme Corp.	10-Q	000-32405	10.2	10/30/2020
10.10	License Agreement dated March 30, 1998 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Bristol-Myers Squibb Company.	10-K/A	000-32405	10.1	11/26/2010
10.11	Amendment Letter to the Bristol-Myers Squibb Company License Agreement dated July 29, 1999 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Bristol-Myers Squibb Company.	10-K/A	000-32405	10.2	11/26/2010
10.12	Amendment Agreement to the Bristol-Myers Squibb Company License Agreement dated July 26, 2000 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Bristol-Myers Squibb Company.	S-1/A	333-50266	10.7	12/5/2000
10.13†	Amendment to License Agreement to the Bristol-Myers Squibb Company License Agreement dated December 18, 2015 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Bristol-Myers Squibb Company.	10-K	000-32405	10.4	2/19/2016
10.14	License Agreement dated September 20, 1999 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and the University of Miami.	10-K/A	000-32405	10.6	11/26/2010
10.15	Amendment No. 1 to the University of Miami License Agreement dated August 4, 2000 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and the University of Miami.	10-K/A	000-32405	10.7	11/26/2010
10.16††	Letter Agreement Regarding Royalty between the University of Miami and Seagen Inc. (f.k.a. Seattle Genetics, Inc.) dated April 11, 2016.	10-Q	000-32405	10.2	7/29/2021
10.17	License Agreement between Cascadian Therapeutics, LLC (f.k.a. Cascadian Therapeutics, Inc.) and Array BioPharma Inc. dated December 11, 2014.	10-Q	000-32405	10.1	4/26/2018
10.18††	Amendment No. 1 to License Agreement dated April 23, 2020 between Cascadian Therapeutics, LLC (f.k.a Cascadian Therapeutics, Inc.) and Array Biopharma Inc.	10-Q	000-32405	10.5	7/31/2020
10.19††	Commercial Supply Agreement dated December 1, 2010 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and SAFC, an operating division of Sigma-Aldrich, Inc.	10-K	000-32405	10.16	2/12/2021
10.20††	First Amendment to Commercial Supply Agreement effective as of January 20, 2014 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and SAFC, an operating division of Sigma-Aldrich, Inc.	10-K	000-32405	10.17	2/12/2021
10.21††	Second Amendment to Commercial Supply Agreement effective as of December 2, 2016 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and SAFC, an operating division of Sigma-Aldrich, Inc.	10-K	000-32405	10.18	2/12/2021
10.22†	Third Amendment to Commercial Supply Agreement effective as of July 1, 2019 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and SAFC, an operating division of Sigma-Aldrich, Inc.	10-Q	000-32405	10.2	10/30/2019

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.23	Development and Supply Agreement dated February 23, 2004 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories.	10-K	000-32405	10.15	2/27/2015
10.24†	First Amendment to Development and Supply Agreement dated April 17, 2008 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	10-Q	000-32405	10.1	8/8/2008
10.25†	Second Amendment to Development and Supply Agreement dated June 15, 2009 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	10-Q	000-32405	10.4	11/4/2011
10.26†	Third Amendment to Development and Supply Agreement dated November 5, 2009 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	10-Q	000-32405	10.5	11/4/2011
10.27†	Fourth Amendment to Development and Supply Agreement dated April 18, 2010 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	10-Q	000-32405	10.6	11/4/2011
10.28†	Fifth Amendment to Development and Supply Agreement dated August 24, 2010 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	10-Q	000-32405	10.7	11/4/2011
10.29††	Sixth Amendment to Development and Supply Agreement dated November 18, 2010 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	10-K	000-32405	10.26	2/12/2021
10.30†	Seventh Amendment to Development and Supply Agreement dated January 2, 2013 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	10-K	000-32405	10.42	2/27/2013
10.31†	Eighth Amendment to Development and Supply Agreement dated July 7, 2015 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and AbbVie Inc. (formerly part of Abbott Laboratories, Inc.).	10-Q	000-32405	10.2	7/30/2015
10.32††	Ninth Amendment to Development and Supply Agreement, effective as of August 28, 2016 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and AbbVie Inc. (formerly part of Abbott Laboratories, Inc.).	10-Q	000-32405	10.1	10/28/2021
10.33+††	Tenth Amendment to Development and Supply Agreement, effective as of December 26, 2016 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and AbbVie, Inc. (formerly part of Abbott Laboratories, Inc.).	—	—	—	—
10.34††	Eleventh Amendment to Development and Supply Agreement effective July 12, 2018 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and AbbVie Inc. (formerly part of Abbott Laboratories, Inc.).	10-K	000-32405	10.29	2/6/2020
10.35†	Twelfth Amendment to Development and Supply Agreement, effective as of April 25, 2019 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and AbbVie, Inc. (formerly part of Abbott Laboratories, Inc.).	10-Q	000-32405	10.2	7/16/2019
10.36††	Commercial Supply Agreement dated June 13, 2019 between Seagen Inc. (f.k.a Seattle Genetics, Inc.) and Esteve Quimica, S.A.	10-Q	000-32405	10.1	7/31/2020
10.37††	Amendment No. 1 to Commercial Supply Agreement dated April 14, 2020 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Esteve Quimica, S.A.	10-Q	000-32405	10.2	7/31/2020
10.38††	Commercial Supply Agreement dated February 20, 2020 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Corden Plankstadt.	10-Q	000-32405	10.3	7/31/2020
10.39††	Commercial Supply Agreement dated April 2, 2020 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Sterling Pharma Solutions Limited.	10-Q	000-32405	10.4	7/31/2020

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.40††	Commercial Supply Agreement between Hovione Farmaciencia, SA and Seagen Inc. dated July 1, 2021.	10-Q	000-32405	10.2	10/28/2021
10.41	Lease Agreement dated December 1, 2000 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and WCM 132-302, LLC.	S-1/A	333-50266	10.21	1/4/2001
10.42	First Amendment to Lease dated May 28, 2003 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and B&N 141-302, LLC.	10-Q	333-50266	10.1	8/12/2003
10.43†	Second Amendment to Lease dated July 1, 2008 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and B&N 141-302, LLC.	10-Q	000-32405	10.1	11/7/2008
10.44††	Third Amendment to Lease dated May 9, 2011 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and B&N 141-302, LLC.	10-Q	000-32405	10.2	4/29/2021
10.45†	Fourth Amendment to Lease dated October 24, 2017 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and SNH Medical Office Properties Trust, as successor in interest to B&N 141-302, LLC.	10-K	000-32405	10.12	02/15/2018
10.46††	Office Lease dated May 9, 2011 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and WCM Highlands II, LLC.	10-Q	000-32405	10.1	4/29/2021
10.47†	First Amendment to Office Lease dated October 24, 2017 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and SNH Medical Office Properties Trust, as successor in interest to WCM Highlands II, LLC.	10-K	000-32405	10.14	2/15/2018
10.48††	Lease agreement dated June 12, 2021 between Seagen Inc. and DPIF2 WA 7 Mountain View, LLC.	10-Q	000-32405	10.3	7/29/2021
10.49†	Purchase Agreement, dated June 16, 2017, between BMR-3450 Monte Villa Parkway, LLC and ZymoGenetics, Inc	10-Q	000-32405	10.1	11/6/2017
10.50	Assignment and Assumption of Purchase Agreement, dated July 30, 2017, between ZymoGenetics, Inc. and Seagen Inc. (f.k.a. Seattle Genetics, Inc.).	10-Q	000-32405	10.2	11/6/2017
10.51*	Form of Indemnification Agreement between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and each of its officers and directors.	S-1/A	333-50266	10.29	1/4/2001
10.52+*	Amended and Restated Employment Agreement dated February 9, 2022, between Seagen Inc. and Clay Siegall.	—	—	—	—
10.53+*	Amended and Restated Employment Agreement dated February 9, 2022, between Seagen Inc. and Roger Dansey.	—	—	—	—
10.54+*	Amended and Restated Employment Agreement dated February 9, 2022, between Seagen Inc. and Vaughn Himes.	—	—	—	—
10.55+*	Amended and Restated Employment Agreement dated February 9, 2022, between Seagen Inc. and Jean Liu.	—	—	—	—
10.56+*	Amended and Restated Employment Agreement dated February 9, 2022, between Seagen Inc. and Charles Romp.	—	—	—	—
10.57+*	Amended and Restated Employment Agreement dated February 9, 2022, between Seagen Inc. and Todd Simpson.	—	—	—	—

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.58*	Amended and Restated 1998 Stock Option Plan, effective as of August 5, 2009.	10-Q	000-32405	10.1	8/10/2009
10.59*	2000 Directors’ Stock Option Plan, as amended February 5, 2010.	10-K	000-32405	10.13	3/12/2010
10.60*	Amended and Restated 2007 Equity Incentive Plan, effective as of May 18, 2012.	10-Q	000-32405	10.1	8/8/2012
10.61*	Amended and Restated 2007 Equity Incentive Plan, effective as of May 16, 2014.	10-Q	000-32405	10.1	8/8/2014
10.62*	Amended and Restated 2007 Equity Incentive Plan, effective as of May 20, 2016.	10-Q	000-32405	10.4	7/26/2016
10.63*	Amended and Restated 2007 Equity Incentive Plan, effective as of May 18, 2018.	10-Q	000-32405	10.2	7/26/2018
10.64*	Amended and Restated 2007 Equity Incentive Plan, effective as of May 15, 2020.	10-Q	000-32405	10.6	7/31/2020
10.65*	Long Term Incentive Plan for ECHELON-1, effective as of May 9, 2016.	10-Q	000-32405	10.2	7/26/2016
10.66*	Long Term Incentive Plan for EV and TV, effective as of September 29, 2017.	10-Q	000-32405	10.4	11/6/2017
10.67*	Long Term Incentive Plan for Tucatinib, effective as of October 24, 2018.	10-Q	000-32405	10.7	10/26/2018
10.68*	Senior Executive Annual Bonus Plan, as amended February 4, 2019.	10-K	000-32405	10.69	02/07/2019
10.69*	Senior Executive Annual Bonus Plan, as amended February 9, 2021.	10-K	000-32405	10.66	2/12/2021
10.70*	Amended and Restated 2000 Employee Stock Purchase Plan, effective March 12, 2021.	10-Q	000-32405	10.3	4/29/2021
10.71*	Rules of the Amended and Restated 2007 Equity Incentive Plan for Restricted Stock Unit Awards Granted to French Grantees effective as of March 13, 2020.	10-Q	000-32405	10.3	4/30/2020
10.72*	Form Notice of Grant and Stock Option Agreement under the Amended and Restated 1998 Stock Option Plan.	10-K	000-32405	10.11	3/15/2005
10.73*	Form Notice of Grant and Stock Option Agreement under the 2000 Directors’ Stock Option Plan.	10-K	000-32405	10.12	3/15/2005
10.74*	Form Stock Option Agreement for employees under 2007 Equity Incentive Plan.	10-K	000-32405	10.44	3/13/2009
10.75*	Form of Notice of Stock Option Grant and Stock Option Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan.	10-Q	000-32405	10.4	8/5/2011
10.76*	Form of Stock Unit Grant Notice and Stock Unit Agreement for employees under the Amended and Restated 2007 Equity Incentive Plan.	8-K	000-32405	10.1	8/30/2011
10.77*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan.	10-K	000-32405	10.33	2/28/2014
10.78*	Form of Stock Option Agreement for Long Term Incentive Plan for ECHELON-1 under the Amended and Restated 2007 Equity Incentive Plan.	10-Q	000-32405	10.3	7/26/2016
10.79*	Form of Notice of Stock Option Grant and Stock Option Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.3	7/26/2018

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.80*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.4	7/26/2018
10.81*	Form of Stock Option Agreement for Non-US Participants under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.5	7/26/2018
10.82*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-US participants under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.6	7/26/2018
10.83*	Form of Performance-Based Stock Option Agreement for employees under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.7	7/26/2018
10.84*	Form of Time-Based Stock Option Agreement for employees under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.8	7/26/2018
10.85*	Form of Performance-Based Stock Unit Grant Notice and Stock Unit Agreement for employees under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.9	7/26/2018
10.86*	Form of Time-Based Stock Unit Grant Notice and Stock Unit Agreement for employees under the Amended and Restated 2007 Equity Incentive Plan (approved May 18, 2018).	10-Q	000-32405	10.10	7/26/2018
10.87*	Form of Stock Option Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved August 30, 2018).	10-Q	000-32405	10.8	10/26/2018
10.88*	Form of Stock Option Agreement for non-US Participants under the Amended and Restated 2007 Equity Incentive Plan (approved August 30, 2018).	10-Q	000-32405	10.9	10/26/2018
10.89*	Form of Performance-Based Stock Unit Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved August 30, 2018).	10-Q	000-32405	10.10	10/26/2018
10.90*	Form of Stock Unit Grant Notice and Stock Unit Agreement for US Participants under the Amended and Restated 2007 Equity Incentive Plan (approved October 24, 2018).	10-Q	000-32405	10.11	10/26/2018
10.91*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-US Participants under the Amended and Restated 2007 Equity Incentive Plan (approved October 24, 2018).	10-Q	000-32405	10.12	10/26/2018
10.92*	Form of Performance-Based Stock Unit Grant Notice and Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan (approved August 26, 2019).	10-Q	000-32405	10.1	10/30/2019
10.93*	Form of Stock Option Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved December 19, 2019).	10-K	000-32405	10.80	2/6/2020
10.94*	Form of Stock Option Agreement for Non-US Participants under the Amended and Restated 2007 Equity Incentive Plan (approved December 19, 2019).	10-K	000-32405	10.81	2/6/2020
10.95*	Form of Time-Based Stock Unit Grant Notice and Stock Unit Agreement for employees under the Amended and Restated 2007 Equity Incentive Plan (approved December 19, 2019).	10-K	000-32405	10.82	2/6/2020

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.96*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-US Participants under the Amended and Restated 2007 Equity Incentive Plan (approved December 19, 2019).	10-K	000-32405	10.83	2/6/2020
10.97*	Form of Performance-Based Stock Unit Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved December 19, 2019).	10-K	000-32405	10.84	2/6/2020
10.98*	Form of Stock Unit Grant Notice for US Participants Long Term Incentive Plan for EV and TV (approved December 19, 2019).	10-K	000-32405	10.85	2/6/2020
10.99*	Form of Stock Unit Grant Notice for Non-US Participants Long Term Incentive Plan for EV and TV (approved December 19, 2019).	10-K	000-32405	10.86	2/6/2020
10.100*	Form of Performance-Based Stock Unit Notice and Stock Unit Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved December 24, 2019).	10-K	000-32405	10.87	2/6/2020
10.101*	Form of Performance-Based Stock Unit Notice and Stock Unit Agreement for Non-U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved December 24, 2019).	10-K	000-32405	10.88	2/6/2020
10.102*	Form of Stock Option Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved March 13, 2020).	10-Q	000-32405	10.1	4/30/2020
10.103*	Form of Stock Option Agreement for Non-U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved March 13, 2020).	10-Q	000-32405	10.2	4/30/2020
10.104*	Form of Stock Unit Grant Notice and Stock Unit Agreement for French Grantees under the Amended and Restated 2007 Equity Incentive Plan (approved March 13, 2020).	10-Q	000-32405	10.4	4/30/2020
10.105*	Form of Performance-Based Stock Unit Grant Notice and Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan (approved August 16, 2020).	10-Q	000-32405	10.3	10/30/2020
10.106*	Form of Stock Option Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved March 8, 2021).	10-Q	000-32405	10.4	4/29/2021
10.107*	Form of Stock Option Agreement for Non-U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved March 8, 2021).	10-Q	000-32405	10.5	4/29/2021
10.108*	Form of Stock Option Agreement for Non-Employee Directors under the Amended and Restated 2007 Equity Incentive Plan (approved March 8, 2021).	10-Q	000-32405	10.6	4/29/2021
10.109*	Form of Time-Based Stock Unit Grant Notice and Stock Unit Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved March 8, 2021).	10-Q	000-32405	10.7	4/29/2021
10.110*	Form of Stock Unit Grant Notice and Stock Unit Agreement for Non-U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved March 8, 2021).	10-Q	000-32405	10.8	4/29/2021
10.111*	Form of Stock Unit Grant Notice and Stock Unit Agreement for French Grantees under the Amended and Restated 2007 Equity Incentive Plan (approved March 8, 2021).	10-Q	000-32405	10.9	4/29/2021

Exhibit Number		Incorporation By Reference
	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.112*	Form of Stock Unit Grant Notice and Stock Unit Agreement for non-employee directors under the Amended and Restated 2007 Equity Incentive Plan (approved March 8, 2021).	10-Q	000-32405	10.10	4/29/2021
10.113*	Form of Performance-Based Stock Unit Grant Notice and Stock Unit Agreement for employees under the Amended and Restated 2007 Equity Incentive Plan (approved August 16, 2021).	10-Q	000-32405	10.3	10/28/2021
10.114*	Form of Stock Option Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved August 16, 2021).	10-Q	000-32405	10.4	10/28/2021
10.115*	Form of Stock Option Agreement for Non-U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved August 16, 2021).	10-Q	000-32405	10.5	10/28/2021
10.116*	Form of Stock Unit Grant Notice and Stock Unit Agreement for U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved August 16, 2021).	10-Q	000-32405	10.6	10/28/2021
10.117*	Form of Stock Unit Grant Notice and Stock Unit Agreement for Non-U.S. Participants under the Amended and Restated 2007 Equity Incentive Plan (approved August 16, 2021).	10-Q	000-32405	10.7	10/28/2021
10.118+*	Form of Performance-Based Stock Unit Grant Notice and Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan (approved January 18, 2022).	—	—	—	—
21.1+	Subsidiaries of Seagen Inc.	—	—	—	—
23.1+	Consent of Independent Registered Public Accounting Firm	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

+	Filed herewith.
†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
††	Certain confidential information contained in this Exhibit, marked by asterisks in the Exhibit, has been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*	Indicates a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGEN INC.

Date:	February 9, 2022	/S/ CLAY B. SIEGALL
Clay B. Siegall President & Chief Executive Officer (Principal Executive Officer)

Date:	February 9, 2022	/S/ TODD E. SIMPSON
Todd E. Simpson Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CLAY B. SIEGALL
Clay B. Siegall	Director, President & CEO (Principal Executive Officer)	February 9, 2022

/S/ TODD E. SIMPSON
Todd E. Simpson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 9, 2022

/S/ FELIX J. BAKER
Felix J. Baker	Director	February 9, 2022

/S/ DAVID W. GRYSKA
David W. Gryska	Director	February 9, 2022

/S/ MARC E. LIPPMAN
Marc E. Lippman	Director	February 9, 2022

/S/ TED LOVE
Ted Love	Director	February 9, 2022

/S/ JOHN A. ORWIN
John A. Orwin	Director	February 9, 2022

/S/ ALPNA SETH
Alpna Seth	Director	February 9, 2022

/S/ NANCY A. SIMONIAN
Nancy A. Simonian	Director	February 9, 2022

/S/ DANIEL G. WELCH
Daniel G. Welch	Director	February 9, 2022