Form 10-Q
period 2022-03-31
Seagen Inc.
filed 2022-04-28
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of April 25, 2022, there were 184,075,643 shares of the registrant’s common stock outstanding.

Seagen Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2022
no

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
Seagen Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$260,996	$424,834
Short-term investments	1,690,097	1,735,202
Accounts receivable, net	401,009	389,256
Inventories	275,747	200,663
Prepaid expenses and other current assets	143,406	119,239
Total current assets	2,771,255	2,869,194
Property and equipment, net	214,379	210,073
Operating lease right-of-use assets	54,937	57,889
Intangible assets, net	254,902	260,593
Goodwill	274,671	274,671
Other non-current assets	46,549	47,184
Total assets	$3,616,693	$3,719,604
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,228	$114,824
Accrued liabilities and other	444,066	454,030
Total current liabilities	531,294	568,854
Long-term liabilities:
Operating lease liabilities, long-term	53,552	56,665
Other long-term liabilities	33,380	28,946
Total long-term liabilities	86,932	85,611
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 183,892 shares issued and outstanding at March 31, 2022 and 183,381 shares issued and outstanding at December 31, 2021	184	183
Additional paid-in capital	4,678,392	4,607,816
Accumulated other comprehensive income	424	1,179
Accumulated deficit	(1,680,533)	(1,544,039)
Total stockholders’ equity	2,998,467	3,065,139
Total liabilities and stockholders’ equity	$3,616,693	$3,719,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Net product sales	$383,086	$302,588
Royalty revenues	28,181	27,219
Collaboration and license agreement revenues	15,193	2,176
Total revenues	426,460	331,983
Costs and expenses:
Cost of sales	87,626	64,135
Research and development	297,659	230,426
Selling, general and administrative	174,225	159,842
Total costs and expenses	559,510	454,403
Loss from operations	(133,050)	(122,420)
Investment and other (loss) income , net	(2,190)	1,000
Loss before income taxes	(135,240)	(121,420)
Provision for income taxes	1,254	—
Net loss	$(136,494)	$(121,420)
Net loss per share - basic and diluted	$(0.74)	$(0.67)
Shares used in computation of per share amounts - basic and diluted	183,647	181,150

Comprehensive loss:
Net loss	$(136,494)	$(121,420)
Other comprehensive loss:
Unrealized (loss) gain on securities available-for-sale, net of tax	(861)	166
Foreign currency translation gain (loss)	106	(237)
Total other comprehensive loss	(755)	(71)
Comprehensive loss	$(137,249)	$(121,491)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
Balances as of December 31, 2020	180,902	$181	$4,356,922	$565	$(869,568)	$3,488,100
Net loss	—	—	—	—	(121,420)	(121,420)
Other comprehensive loss	—	—	—	(71)	—	(71)
Issuance of common stock for stock option exercises and employee stock purchase plan	341	—	19,791	—	—	19,791
Restricted stock vested during the period, net	80	—	—	—	—	—
Share-based compensation	—	—	38,224	—	—	38,224
Balances as of March 31, 2021	181,323	181	4,414,937	494	(990,988)	3,424,624

Balances as of December 31, 2021	183,381	$183	$4,607,816	$1,179	$(1,544,039)	$3,065,139
Net loss	—	—	—	—	(136,494)	(136,494)
Other comprehensive loss	—	—	—	(755)	—	(755)
Issuance of common stock for stock option exercises and employee stock purchase plan	463	1	26,663	—	—	26,664
Restricted stock vested during the period, net	48	—	—	—	—	—
Share-based compensation	—	—	43,913	—	—	43,913
Balances as of March 31, 2022	183,892	$184	$4,678,392	$424	$(1,680,533)	$2,998,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(136,494)	$(121,420)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	43,913	38,224
Depreciation	11,402	9,583
Amortization of intangible assets	5,691	5,694
Amortization of right-of-use assets	2,952	3,356
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	184	6,482
Losses (gains) on equity securities	2,779	(259)
Deferred income taxes	155	—
Changes in operating assets and liabilities
Accounts receivable, net	(11,753)	(10,840)
Inventories	(75,084)	(30,455)
Prepaid expenses and other assets	(24,523)	(27,763)
Lease liability	(5,158)	(4,239)
Other liabilities	(30,876)	6,311
Net cash used by operating activities	(216,812)	(125,326)
Investing activities:
Purchases of securities	(655,940)	(703,200)
Proceeds from maturities of securities	700,000	632,000
Purchases of property and equipment	(17,397)	(7,515)
Net cash provided (used) by investing activities	26,663	(78,715)
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	26,664	19,791
Net cash provided by financing activities	26,664	19,791
Effect of exchange rate changes on cash and cash equivalents	(353)	(462)
Net decrease in cash and cash equivalents	(163,838)	(184,712)
Cash and cash equivalents at beginning of period	424,834	558,424
Cash and cash equivalents at end of period	$260,996	$373,712
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
The condensed consolidated balance sheet data as of December 31, 2021 were derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position and results of our operations as of and for the periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Non-cash activities
We had $8.2 million and $9.9 million of accrued capital expenditures as of March 31, 2022 and December 31, 2021, respectively. Accrued capital expenditures are treated as a non-cash investing activity and, accordingly, have not been included in the condensed consolidated statement of cash flows until such amounts have been paid in cash.
Investments
We hold certain equity securities which are reported at estimated fair value based on quoted market prices. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.
We invest our available cash primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, realized losses and declines in the value of debt securities judged to be other-than-temporary are included in investment and other income (loss), net. The cost of debt securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income (loss), net. Interest and dividends earned are included in investment and other income (loss), net. Accrued interest receivable as of March 31, 2022 and December 31, 2021, were $0.6 million and $0.4 million, respectively, and were included in prepaid expenses and other current assets. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.
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

Intangible assets, net
Our intangible assets are primarily comprised of acquired TUKYSA technology. The following table presents the balances of our finite-lived intangible assets for the periods presented:

(dollars in thousands)	March 31, 2022	December 31, 2021
Gross carrying value	$305,650	$305,650
Less: accumulated amortization	(50,748)	(45,057)
Total	$254,902	$260,593
The following table presents our amortization expense related to acquired TUKYSA technology costs, included in cost of sales in our condensed consolidated statements of comprehensive income (loss), for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Amortization expense	$5,691	$5,694
The weighted average remaining useful life of our finite-lived intangible assets was approximately 11 years as of March 31, 2022, and estimated future amortization expense related to acquired TUKYSA is $17.4 million for the nine months ending December 31, 2022, and TUKYSA technology costs is $23.1 million for each of the years ending December 31, 2023 through December 31, 2027.
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
We have a Federal Supply Schedule, or FSS, agreement under which certain U.S. government purchasers receive a discount on eligible purchases of our products. In addition, we have entered into a Pharmaceutical Pricing Agreement with the Secretary of Health and Human Services, which enables certain entities that qualify for government pricing under the Public Health Services Act, or PHS, to receive discounts on their qualified purchases of our products. Under these agreements, eligible customers receive an applicable discount which is processed through the distributor as a chargeback. We estimate expected chargebacks for FSS and PHS purchases based on the expected value of each entity’s eligibility for the FSS and PHS programs. We also review historical rebate and chargeback information to further refine these estimates.

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

2. Revenue from contracts with customers
The following table presents our disaggregated revenue for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
ADCETRIS	$180,989	$162,573
PADCEV	100,207	69,758
TUKYSA	90,475	70,257
TIVDAK	11,415	—
Net product sales	$383,086	$302,588
Royalty revenues	$28,181	$27,219
Collaboration and license agreement revenues	$15,193	$2,176
Total revenues	$426,460	$331,983

3. Leases
We have operating leases for our office and laboratory facilities with terms that expire from 2022 through 2029. We did not record any right-of-use assets in exchange for lease liabilities during the three months ended March 31, 2022 and 2021. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of March 31, 2022.
In June 2021, we entered into a lease agreement for an approximately 258,000 square feet building complex to be constructed by the landlord on approximately 20.5 acres of land in Everett, Washington. We intend to use the building for future manufacturing, laboratory, and office space. Under the terms of the lease, base rent is payable at an initial rate of $4.0 million per year, subject to annual escalations of 3% during the initial term of 20 years. The lease commences on the date when construction and delivery of the building shell and related improvements by the landlord have been substantially completed. We will record a lease liability and right-of-use assets on our condensed consolidated balance sheet on the lease commencement date, which has not commenced as of March 31, 2022. We have an option to renew the lease for two additional terms of ten years each. In addition, we have an option to purchase the premises in the future.
Supplemental operating lease information was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Operating lease cost	$4,195	$4,014
Variable lease cost	1,072	987
Total lease cost	$5,267	$5,001
Cash paid for amounts included in measurement of lease liabilities	$4,553	$3,858

	As of March 31,
	2022	2021
Weighted average remaining lease term	5.7 years	6.0 years
Weighted average discount rate	5.0%	5.2%

Operating lease liabilities were recorded in the following captions of our condensed consolidated balance sheet as follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Accrued liabilities and other	$13,721	$13,905
Operating lease liabilities, long-term	53,552	56,665
Total	$67,273	$70,570

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

	Three Months Ended March 31,
(in thousands)	2022	2021
Stock options and RSUs	10,333	10,468

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
The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2022
Short-term investments—U.S. Treasury securities	$1,690,097	$—	$—	$1,690,097
Other non-current assets—equity securities	11,230	—	—	11,230
Total	$1,701,327	$—	$—	$1,701,327
December 31, 2021
Short-term investments—U.S. Treasury securities	$1,735,202	$—	$—	$1,735,202
Other non-current assets—equity securities	14,009	—	—	14,009
Total	$1,749,211	$—	$—	$1,749,211

Our short-term debt investments portfolio only contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and have a zero loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three months ended March 31, 2022 and 2021, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of March 31, 2022 or December 31, 2021.
Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2022
U.S. Treasury securities	$1,691,144	$1	$(1,048)	$1,690,097
Contractual maturities (at date of purchase):
Due in one year or less	$1,691,144			$1,690,097
December 31, 2021
U.S. Treasury securities	$1,735,388	$12	$(198)	$1,735,202
Contractual maturities (at date of purchase):
Due in one year or less	$1,635,307			$1,635,118
Due in one to two years	100,081			100,084
Total	$1,735,388			$1,735,202

6. Investment and other income (loss), net
Investment and other income (loss), net consisted of the following:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
(Loss) gain on equity securities	$(2,779)	$259
Investment and other income, net	589	741
Total investment and other (loss) income, net	$(2,190)	$1,000
(Loss) gain on equity securities includes the realized and unrealized holding gains and losses on our equity securities. At times, we hold equity investments in certain companies acquired in relation to a strategic partnership. Shares held at the end of reporting periods are marked to market in our condensed consolidated financial statements, which can result in unrealized gains and losses.

7. Inventories
Inventories consisted of the following:

(dollars in thousands)	March 31, 2022	December 31, 2021
Raw materials	$13,491	$12,181
Work in process	216,663	152,635
Finished goods	45,593	35,847
Total	$275,747	$200,663
We capitalize our commercial inventory costs. Inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales.

8. Accrued liabilities
Accrued liabilities consisted of the following:

(dollars in thousands)	March 31, 2022	December 31, 2021
Employee compensation and benefits	$83,389	$139,052
Clinical trial and related costs	146,985	122,468
Contract manufacturing	27,147	21,867
Gross-to-net deductions and third-party royalties	88,973	81,316
Other	97,572	89,327
Total	$444,066	$454,030

9. Share-based compensation
The following table presents our total share-based compensation expense for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Research and development	$23,076	$16,964
Selling, general and administrative	20,837	21,260
Total share-based compensation expense	$43,913	$38,224
As of March 31, 2022, there was $137.3 million of unrecognized compensation cost related to unvested options and restricted stock unit awards, excluding our LTIPs and performance-based awards, net of forfeitures. The estimated unrecognized compensation expense related to our performance-based LTIPs was approximately $79 million as of March 31, 2022.

10. Income taxes
For the three months ended March 31, 2022, we had taxable profits in the U.S. as a result of amendments to IRC Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act. We recorded an income tax provision of $1.3 million, primarily related to estimated state tax liabilities for which there were limitations on the use of existing state tax carryforwards. We had existing federal tax carryforwards sufficient to offset any federal liability. Our income tax provision also reflected taxable profits in foreign jurisdictions. Our effective tax rate of approximately 0.9% differed from the federal statutory rate primarily because we have provided a valuation allowance against substantially all our deferred tax assets.
For the three months ended March 31, 2021, we did not record any income tax provision.

11. Legal matters
We are engaged in multiple legal disputes with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo.
Dispute over ownership of intellectual property
We are in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug ENHERTU and certain product candidates. We believe that the linker and other ADC technology used in ENHERTU and these drug candidates are improvements to our ADC technology, the ownership of which we contend was assigned to us under the terms of a 2008 collaboration agreement between us and Daiichi Sankyo. On November 12, 2019, we submitted an arbitration demand to the American Arbitration Association seeking, among other remedies, a declaration that we are the owner of the intellectual property rights under dispute, monetary damages, and a running royalty. On April 27, 2020, the arbitrator confirmed the dispute should be resolved in arbitration. The arbitration hearing was conducted in June 2021. Recently, the arbitration hearing record was reopened by the arbitrator to consider additional evidence. A decision in the arbitration case is expected in mid-2022.
On November 4, 2019, Daiichi Sankyo filed a declaratory judgment action in the United States District Court for the District of Delaware, alleging that we are not entitled to the intellectual property rights under dispute, in an attempt to have the dispute adjudicated in federal court. The case has been stayed and administratively closed by court order.

Patent infringement
On October 19, 2020, we filed a complaint in the United States District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the '039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the United States of the cancer drug ENHERTU. The remedies sought in this action include, among other remedies, a judgment that Daiichi Sankyo infringed one or more valid and enforceable claims of the '039 Patent, monetary damages and a running royalty.
Daiichi Sankyo (as well as Daiichi Sankyo, Inc. and AstraZeneca Pharmaceuticals, LP, or AstraZeneca) subsequently filed an action on November 13, 2020 in the U.S. District Court for the District of Delaware seeking a declaratory judgment that ENHERTU does not infringe the ‘039 Patent. The Delaware action has been stayed by court order.
Daiichi Sankyo, Inc. and AstraZeneca also filed two petitions for post-grant review on December 23, 2020 and January 22, 2021 with the U.S. Patent and Trademark Office, or USPTO, seeking to have claims of the ‘039 Patent cancelled as unpatentable. On June 24, 2021, the USPTO issued a decision denying both petitions for post-grant review. On April 7, 2022, the Patent Trial and Appeal Board of the USPTO granted a request on rehearing and instituted two post-grant review proceedings.
On April 8, 2022, a jury in the United States District Court for the Eastern District of Texas found that Daiichi Sankyo willfully infringed the asserted claims of the '039 Patent with its ENHERTU product, and also found that the asserted claims were not invalid. The jury further awarded damages of $41.8 million for infringement from October 20, 2020 through March 31, 2022. We will record an amount of awarded damages in our condensed consolidated financial statements when we have determined the payment to be realized or realizable under ASC 450. We intend to request a royalty on Daiichi Sankyo's future sales of ENHERTU in the United States through November 5, 2024, as well as enhanced damages, attorney fees and costs.
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
First quarter 2022 highlights and recent developments
Corporate
•Achieved 27% growth in net product sales for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021.
•Entered into a collaboration with Sanofi to develop and potentially commercialize multiple novel ADCs. The agreement is an exclusive collaboration that will utilize Sanofi’s proprietary monoclonal antibody technology and our proprietary ADC technology for up to three cancer targets. Under the terms of the collaboration, Seagen and Sanofi will co-fund global development activities and share equally in any future profits. In the first quarter of 2022, the first, of up to three potential targets under the collaboration, was designated, for which Sanofi paid a license fee.
•Announced that a jury found that Daiichi Sankyo willfully infringed our U.S. Patent No. 10,808,039 by selling in the U.S. its ENHERTU® product (trastuzumab deruxtecan; DS-8201). We were awarded damages of $41.8 million for past infringement of the patent. In addition, we intend to request a royalty on future sales of ENHERTU in the United States through November 5, 2024, as well as enhanced damages, attorney fees and costs.

PADCEV
•Announced the European Commission approved PADCEV as monotherapy for the treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received a platinum-containing chemotherapy and a PD-1/L1 inhibitor in April 2022.
•The UK Medicines and Healthcare products Regulatory Agency (MHRA) granted marketing authorization in Great Britain for previously treated metastatic urothelial cancer in April 2022.
•Reported initial results in patients with muscle-invasive bladder cancer, or MIBC, at the American Society of Clinical Oncology Genitourinary Cancers Symposium, or ASCO GU, in February 2022 demonstrating encouraging activity and tolerability.

ADCETRIS
•Announced that the phase 3 ECHELON-1 clinical trial demonstrated a statistically significant improvement in OS in patients with advanced Hodgkin lymphoma following treatment with ADCETRIS in combination with chemotherapy. With approximately six years median follow up, patients receiving ADCETRIS plus chemotherapy in the frontline setting had a 41 percent reduction in the risk of death compared to those receiving chemotherapy alone.

TUKYSA
•Treated first patient in the Phase 3 HER2CLIMB-05 trial in the frontline maintenance setting for patients with metastatic HER2-positive breast cancer.

TIVDAK
•Reported initial data from the innovaTV 207 phase 2 trial of TIVDAK in solid tumors at the Multidisciplinary Head and Neck Cancers Symposium in February 2022. The results demonstrated a manageable safety profile and promising preliminary antitumor activity in patients with squamous cell carcinoma of the head and neck.

Pipeline
•The pivotal phase 2 trial of disitamab vedotin began enrolling patients with previously treated HER2-expressing metastatic urothelial cancer in April 2022.

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
In July 2021, the FDA converted PADCEV's accelerated approval to regular approval in the U.S., in addition to granting regular approval for a new indication for adult patients with locally advanced or metastatic urothelial cancer who are ineligible for cisplatin-containing chemotherapy and have previously received one or more prior lines of therapy. The conversion to regular approval was supported by the pivotal phase 3 clinical trial called EV-301, and the expanded indication was supported by data from the second cohort in the EV-201 trial. The FDA reviewed the application for regular approval under the Oncology Center of Excellence's, or OCE's, Real Time Oncology Review, or RTOR, pilot program.
In April 2022 the European Commission approved PADCEV as monotherapy for the treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received a platinum-containing chemotherapy and a PD-1/L1 inhibitor. The approval is applicable in the European Union member states, as well as Iceland, Norway and Liechtenstein.
PADCEV is also approved in Canada, Israel, Japan, Great Britain and Switzerland in previously treated metastatic urothelial cancer.
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
Clinical Development and Regulatory Status
ADCETRIS (brentuximab vedotin)
Beyond our current labeled indications, we are evaluating ADCETRIS as monotherapy and in combination with other agents in ongoing trials, including several potential registration-enabling trials such as the phase 3 ECHELON-3 clinical trial in relapsed or refractory diffuse large B-cell lymphoma. In addition to our corporate-sponsored trials there are numerous investigator-sponsored trials of ADCETRIS in the United States. The investigator-sponsored trials include the use of ADCETRIS in a number of malignant hematologic indications and in solid tumors.
In February 2022, we announced that the phase 3 ECHELON-1 clinical trial demonstrated a statistically significant improvement in overall survival, or OS, (p=0.009) in patients with advanced Hodgkin lymphoma following treatment with ADCETRIS in combination with chemotherapy. With approximately six years median follow up, patients receiving ADCETRIS plus doxorubicin, vinblastine, and dacarbazine (A+AVD) in the frontline setting had a 41 percent reduction in the risk of death (HR 0.59; [95% CI: 0.396 to 0.879]) compared with patients receiving doxorubicin, bleomycin, vinblastine, and dacarbazine (ABVD). The safety profile of ADCETRIS was consistent with previous studies and no new safety events were observed.

PADCEV (enfortumab vedotin-ejfv)
In addition to jurisdictions where PADCEV is currently approved, applications are under review for approval in the previously treated metastatic urothelial cancer setting in Australia, under the FDA's Project Orbis program, as well as in Singapore, Brazil and other countries. In collaboration with Astellas we are conducting or planning to conduct clinical trials across the spectrum of bladder cancer including ongoing trials in frontline metastatic urothelial cancer and muscle invasive bladder cancer. We are planning to conduct a trial in non-muscle invasive bladder cancer. In addition, we are conducting a trial in a range of other solid tumors.
PADCEV is being investigated in first-line metastatic urothelial cancer and earlier stages of bladder cancer. We and Astellas are conducting a phase 1b/2 clinical trial, called EV-103, that is a multi-cohort, open-label trial of PADCEV alone or in combination with other agents. The trial is evaluating safety, tolerability and activity in locally advanced and first- and second-line metastatic urothelial cancer, and was expanded to include muscle invasive bladder cancer, or MIBC.
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
In addition to the potential accelerated approval pathway based on the EV-103 trial, we are conducting a global, registrational phase 3 trial, called EV-302, in frontline metastatic urothelial cancer in collaboration with Astellas and Merck. We, Astellas and Merck are jointly funding EV-302 and the trial is being conducted by us. EV-302 is an open-label, randomized phase 3 clinical trial evaluating the combination of PADCEV and pembrolizumab versus chemotherapy alone in patients with previously untreated locally advanced or metastatic urothelial cancer. The trial includes metastatic urothelial cancer patients who are either eligible or ineligible for cisplatin-based chemotherapy. The trial has dual primary endpoints of progression free survival and OS and is intended to support global regulatory submissions and potentially serve as a confirmatory trial if accelerated approval is granted based on EV-103.
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
In January 2022, we enrolled the first patient in a phase 1 trial, called EV-104, evaluating PADCEV in patients with BCG unresponsive non-muscle invasive bladder cancer.
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
We have also initiated a phase 3 trial, called HER2CLIMB-05, evaluating TUKYSA compared to placebo in combination with trastuzumab and pertuzumab in the frontline maintenance setting for patients with metastatic HER2-positive breast cancer.
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
We are conducting a phase 2/3 trial, called MOUNTAINEER-02, in combination with trastuzumab, ramucirumab and paclitaxel in second-line HER2-positive metastatic gastroesophageal cancer. In addition, we have initiated a phase 3 trial, called MOUNTAINEER-03, in combination with trastuzumab and mFOLFOX6 in first-line HER2-positive metastatic colorectal cancer. We have also initiated a phase 1b trial evaluating TUKYSA in combination with trastuzumab and oxaliplatin based chemotherapy in first-line HER2-positive unresectable or metastatic colorectal, gastric, esophageal and gallbladder cancers.
TIVDAK (tisotumab vedotin-tftv)
In collaboration with Genmab, we are developing TIVDAK for metastatic cervical cancer and are evaluating it as a potential therapy in other solid tumors.
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
We are conducting a phase 2 clinical trial, called innovaTV 207, for patients with relapsed, locally advanced or metastatic solid tumors. In February 2022, initial data from the innovaTV 207 phase 2 trial of TIVDAK in solid tumors was presented at the Multidisciplinary Head and Neck Cancers Symposium. The results demonstrated a manageable safety profile and promising preliminary antitumor activity in patients with squamous cell carcinoma of the head and neck with 16 percent of patients (95% CI: 5.5 to 33.7) achieving the primary endpoint of confirmed objective response rate per investigator.
Additionally, we are conducting a phase 2 clinical trial, called innovaTV 208, for patients with platinum-resistant ovarian cancer.
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
Other clinical and early-stage product candidates
We are advancing a pipeline of early-stage clinical candidates as well as multiple preclinical and research-stage programs that employ our proprietary technologies. We advanced several product candidates into clinical development in 2021, and we plan to submit additional Investigational New Drug applications to the FDA in 2022.

Antibody-Drug Conjugate technology license agreements
We have active technology license agreements for our ADC technology with a number of biotechnology and pharmaceutical companies, including AbbVie Biotechnology Ltd., or AbbVie; Genentech, Inc., a member of the Roche Group, or Genentech; and GlaxoSmithKline LLC, or GSK, as well as collaboration agreements with Astellas and Genmab. Genentech and GSK have received approval for ADC drugs that utilize our technology, Polivy® (polatuzumab vedotin-piic) and Blenrep® (belantamab mafodotin-blmf), respectively, in the U.S., European Union and other countries. Under our ADC license agreements with Genentech and GSK, we are entitled to receive royalties on net sales of Polivy and Blenrep worldwide.
COVID-19
We are continuing to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business. We are continuing to take proactive steps designed to protect the health and safety of our workforce, patients and healthcare professionals, to continue our business operations and to advance our goal of bringing important medicines to patients as rapidly as possible. Earlier in the pandemic, we instituted a mandatory work-from-home policy for employees who could perform their jobs offsite, but continued our essential research, manufacturing, and laboratory activities on site. More recently, we began to allow additional U.S. office-based employees who have been fully vaccinated to return to the office on a voluntary and limited basis. We maintain a number of precautionary measures designed to protect our on-site employees, such as enhanced facilities cleaning, lower concentrations of staff, contact tracing and making testing available. After pausing most in-person customer interactions in healthcare settings earlier in the pandemic, our field-based personnel are now using a mix of in-person interactions and electronic communications, such as emails, phone calls and video conferences, to support healthcare professionals and patients. We believe that the measures we have implemented are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor conditions and related guidance from governmental authorities and adjust our activities as appropriate.
Outlook
We recognize product sales revenue from ADCETRIS in the U.S. and Canada, from PADCEV and TIVDAK in the U.S., and from TUKYSA in the U.S., Europe and Canada. We expect growth in net product sales in 2022 from 2021 to be primarily driven by sales growth of PADCEV and, to a lesser extent, TIVDAK and ADCETRIS. While we anticipate that sales of ADCETRIS will increase modestly in 2022 as compared to 2021, we have experienced continued impacts associated with the COVID-19 pandemic, which appear to have led to a reduction in the rate of Hodgkin lymphoma diagnoses and may further adversely affect the rate of Hodgkin lymphoma diagnoses in the future. We have also experienced an increase in gross-to-net deductions for ADCETRIS since the beginning of the pandemic, which has been driven by the proportion of ADCETRIS sales subject to discounts through the federal 340B drug discount program, as well as increases in discount rates. We believe that the increase in gross-to-net deductions is, in part, due to a shift in the locations where ADCETRIS is administered. We may further experience additional increases in gross-to-net deductions for ADCETRIS and the rest of our portfolio in the future based on market and site-of-care dynamics. Subject to potentially securing additional labels, we anticipate that the rate of growth of PADCEV and TUKYSA sales will decelerate in 2022 compared to 2021 as we expect to continue to more fully penetrate the markets for their currently approved labels within the U.S.
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
•our and our collaborators’ ability to successfully launch, market and commercialize our products in any new markets or new indications, if regulatory approval is obtained, including Astellas' ability to successfully launch, market and commercialize PADCEV in the European Union and its other markets;
•competition from other therapies and changing market dynamics, as further described in "Business—Competition" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021; for example, the potential approval of ENHERTU for second-line HER2-positive metastatic breast cancer is expected to pose increased competition for TUKYSA;
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
•the extent to which we and our collaborators are able to obtain required pricing and reimbursement approvals of our products in additional territories, most notably with respect to TUKYSA and PADCEV;
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
•with respect to TIVDAK, the acceptance of TIVDAK and its required eye care by the medical community and patients; and
•impacts related to the COVID-19 pandemic, including potential further adverse effects on the rate of Hodgkin lymphoma diagnoses and potential adverse impacts on diagnosis rates for other cancers.
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

We are closely evaluating the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates. Our field-based personnel are using a mix of in-person interactions and electronic communications, such as emails, phone calls and video conferences, to support healthcare providers and patients. Many healthcare professionals are facing additional demands on their time during the ongoing COVID-19 pandemic. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators, as well as physician awareness of our products. In this regard, we believe that the need to conduct some of our activities virtually is negatively impacting our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. We face a number of challenges that will limit our ability to fully resume in-person interactions, including increasing COVID-19 infection rates due to coronavirus mutations and/or low vaccination rates in different areas or otherwise, the need to navigate varying restrictions for entering healthcare facilities and the pandemic's impacts on employee childcare arrangements. In addition, we may subsequently decide or be forced to resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection or hospitalization rates or otherwise. Moreover, the long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. Future COVID-19 related restrictions could also present product distribution challenges. The evolving effects of the COVID-19 pandemic appear to have negatively affected and may continue to negatively affect our product sales due to challenges in patient access to healthcare settings, loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs, some or all of which appear to have negatively affected diagnosis rates, may affect side effect management and course of treatment and may increase enrollment in our patient support programs. In this regard, impacts associated with the COVID-19 pandemic appear to have led to a reduction in the rate of Hodgkin lymphoma diagnoses, may have adversely affected diagnosis rates of other cancers, and may further adversely affect rates of cancer diagnoses in the future. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety.
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

Financial summary
For the three months ended March 31, 2022, our total revenues increased to $426.5 million, compared to $332.0 million for the same period in 2021. This increase was primarily driven by $80.5 million or 27% higher net product sales, due to growth from each of our approved medicines, and to a lesser extent, higher collaboration and license agreement revenues, and higher royalty revenues.
For the three months ended March 31, 2022, total costs and expenses increased to $559.5 million, compared to $454.4 million for the same period in 2021. The increase was primarily driven by higher research and development expenses, and to a lesser extent, higher cost of sales, and higher sales, general, and administrative expenses.
As of March 31, 2022, we had $2.0 billion in cash, cash equivalents and investments and $3.0 billion in total stockholders’ equity.

Results of operations
Net product sales

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
ADCETRIS	$180,989	$162,573	11%
PADCEV	100,207	69,758	44%
TUKYSA	90,475	70,257	29%
TIVDAK	11,415	—	NM
Net product sales	$383,086	$302,588	27%
NM: No amount in comparable period or not a meaningful comparison.
Our net product sales increased 27% during the three months ended March 31, 2022, as compared to the comparable period in 2021, driven by growth from each of our marketed products.
PADCEV net product sales grew primarily due to higher penetration in its approved indications, and to a lesser extent, higher sales in the current period of drug product to another company for use in its clinical trials in the current period. TUKYSA net product sales grew due to increased sales volume in our European markets and higher net product sales in the U.S. due to continued penetration in its current indication. ADCETRIS net product sales grew primarily due to higher net selling prices, and to a lesser extent, growth in volumes of vials sold. We began commercializing TIVDAK in the U.S. following FDA approval in September 2021.
We expect growth in net product sales in 2022 as compared to 2021 to be primarily driven by sales growth of PADCEV, and to a lesser extent, TIVDAK and ADCETRIS. Refer to “Overview—Outlook” above for additional information.
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2021	$74,889	$16,818	$91,707
Provision related to current period sales	129,506	10,864	140,370
Adjustment for prior period sales	(1,774)	(231)	(2,005)
Payments/credits for current period sales	(93,172)	(5,995)	(99,167)
Payments/credits for prior period sales	(26,359)	(4,151)	(30,510)
Balance as of March 31, 2022	$83,090	$17,305	$100,395
Government-mandated rebates and chargebacks are the most significant component of our total gross-to-net deductions and the discount percentage has been increasing. These discount percentages increased during the three months ended March 31, 2022 as a result of price increases for ADCETRIS that we instituted that exceeded the rate of inflation. The most significant portion of our gross-to-net accrual balances as of March 31, 2022 and 2021 was for ADCETRIS Medicaid rebates. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2022 as compared to 2021, driven by anticipated growth in our gross product sales.

Royalty revenues
Royalty revenues primarily reflect royalties earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on annual net sales tiers. Takeda bears third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Royalty revenues also reflect, to a lesser extent, amounts from Genentech earned on net sales of Polivy beginning in 2019 and amounts from GlaxoSmithKline earned on net sales of Blenrep beginning in 2020, both of which utilizes technology that we have licensed to them, as well as royalties on TUKYSA sales by Merck in its territory, and royalties on disitamab vedotin sales by RemeGen in its territory.

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
Royalty revenues	$28,181	$27,219	4%
Royalty revenues increased slightly for the three months ended March 31, 2022 from the comparable period in 2021, primarily due to higher royalties earned on net sales of Polivy by Genentech.
We expect that royalty revenues will increase in 2022 as compared to 2021 primarily due to higher royalties from anticipated growth in ADCETRIS sales volume by Takeda, and to a lesser extent, anticipated growth of our other licensees' net product sales.

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

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
Collaboration and license agreement revenues	$15,193	$2,176	NM
NM: No amount in comparable period or not a meaningful comparison.
Collaboration and license agreement revenues increased for the three months ended March 31, 2022 compared to the prior period primarily due to an upfront license payment received from Sanofi during 2022. Growth also was driven by higher amounts received from Astellas profit sharing, primarily driven by sales of PADCEV in Japan, and from drug product supplied to a collaborator.
We expect that collaboration and license agreements revenues will decline slightly in 2022 as compared to 2021. Our collaboration and license agreement revenues are impacted by the term and duration of those agreements and by progress-dependent milestones, annual maintenance fees, and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates and the timing of milestones achieved, the amount of drug supplied to our collaborators, and whether we enter into potential additional collaboration and license agreements.

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
Merck LV collaboration
In 2020, we entered into the LV Agreement with a subsidiary of Merck. We are pursuing a broad joint development program evaluating LV as monotherapy and in combination setting, including with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in triple-negative breast cancer, hormone receptor-positive breast cancer and other LIV-1-expressing solid tumors. Under the terms of the LV Agreement, we granted Merck a co-exclusive worldwide development and commercialization license for LV, and agreed to jointly develop and commercialize LV on a worldwide basis. We received an upfront cash payment, and we are eligible to receive milestone payments upon the initiation of certain clinical trials, regulatory approval in certain major markets and achievement of specified annual global net sales thresholds of LV. Each company is responsible for 50% of global costs to develop and commercialize LV and will receive 50% of potential future profits.
We recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses.

Merck TUKYSA collaboration
In 2020, we entered into the TUKYSA Agreement with a subsidiary of Merck. We granted exclusive rights to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe. Under the terms of the TUKYSA Agreement, Merck is responsible for marketing applications for approval in its territory, supported by the positive results from the HER2CLIMB clinical trial. We retained commercial rights in, and will record sales in, the U.S., Canada and Europe. Merck is also co-funding a portion of the TUKYSA global development plan, which encompasses several ongoing and planned trials across HER2-positive cancers. We will continue to lead ongoing TUKYSA global development operational execution. Merck will solely fund and conduct country-specific clinical trials necessary to support anticipated regulatory applications in its territories. We are eligible to receive progress-dependent milestone payments, and are entitled to receive tiered royalties on sales of TUKYSA by Merck that begin in the low twenty percent range and escalate based sales volume by Merck in its territory.
We recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses. Sales of TUKYSA drug product supplied is included in collaboration and license agreement revenues. The $85.0 million prepayment received for global development cost-sharing was recorded as a co-development liability in accrued liabilities and other or other long-term liabilities on our condensed consolidated balance sheet as of March 31, 2022. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our condensed consolidated statements of comprehensive loss. As of March 31, 2022 and December 31, 2021, $48.4 million and $55.3 million was recorded as the remaining co-development liability, respectively.
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

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
Cost of sales	$87,626	$64,135	37%
Cost of sales increased for the three months ended March 31, 2022 from the comparable period in 2021, driven by higher gross profit sharing owed to our collaboration partners, and to a lesser extent, higher product costs from sales volume increases. The gross profit share owed to collaborators totaled $52.8 million for the three months ended March 31, 2022, as compared to $32.5 million for the comparable period in 2021.
We expect cost of sales to increase in 2022 as compared to 2021 as a result of the net product sales growth of our marketed products, contributing to higher anticipated gross profit sharing with our collaborators, higher manufacturing costs for products sold, and increased royalties owed on certain net sales of our products.

Research and development

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
Research and clinical development	$229,649	$174,005	32%
Process sciences and manufacturing	68,010	56,421	21%
Total research and development	$297,659	$230,426	29%
Research and clinical development expenses include personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increase for the three months ended March 31, 2022 from the comparable period in 2021 was due mainly to higher employee-related costs and clinical trial costs mainly to support our early- and late-stage pipeline of product candidates.
Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of product candidates used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increase for the three months ended March 31, 2022 from the comparable period in 2021 primarily reflected higher manufacturing costs of our product candidates for use in clinical trials.
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

	Three months ended March 31,
(dollars in thousands)	2022	2021
TUKYSA (tucatinib)	$43,595	$29,993
PADCEV (enfortumab vedotin-ejfv)	24,769	16,288
ADCETRIS (brentuximab vedotin)	13,852	17,076
TIVDAK (tisotumab vedotin)	7,932	12,004
Ladiratuzumab vedotin	3,259	4,845
Disitamab vedotin	10,380	—
Other clinical stage programs	20,533	21,596
Total third-party costs for clinical stage programs	124,320	101,802
Other costs, overhead, and net cost-sharing with collaborators	173,339	128,624
Total research and development	$297,659	$230,426

Third-party costs for PADCEV increased for the three months ended March 31, 2022 as compared to the 2021 period, due primarily to higher clinical trials expenses.
Third-party costs for TUKYSA increased for the three months ended March 31, 2022 as compared to the 2021 period, due primarily to higher manufacturing costs as well as higher clinical trials expenses.
Third-party costs for ADCETRIS, TIVDAK, and ladiratuzumab vedotin decreased for the three months ended March 31, 2022 as compared to the 2021 period, due primarily to the timing of clinical trials.
We obtained exclusive license rights to disitamab vedotin for global development and commercialization outside of RemeGen’s territory in September 2021.
Third-party costs for other clinical stage programs were consistent for the three months ended March 31, 2022 as compared to the 2021.
Other costs, overhead, and net cost-sharing with collaborators increased for the three months ended March 31, 2022 from the comparable period in 2021, due to higher employee-related costs and a payment for in-licensed technology. During the three months ended March 31, 2022 and 2021, net cost-sharing reimbursements from and payments made to collaborators were $23.3 million and $21.3 million, respectively.
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
We anticipate that our total research and development expenses in 2022 will increase compared to 2021 primarily due to higher costs for the continued development of our approved products and product candidates, offset in part by the $200.0 million RemeGen upfront license payment in 2021.
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

Selling, general and administrative

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
Selling, general and administrative	$174,225	$159,842	9%

Selling, general and administrative expenses increased for the three months ended March 31, 2022 from the comparable period in 2021, reflecting investments to support our ongoing European TUKYSA launches and the U.S. commercial launch of TIVDAK.
We anticipate that selling, general and administrative expenses will increase in 2022 as compared to 2021 as we continue our commercial activities in support of our product launches, and invest in infrastructure to support our continued growth in the U.S. and Europe.

Investment and other (loss) income , net

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
(Loss) gain on equity securities	$(2,779)	$259	NM
Investment and other income, net	589	741	(21)%
Total investment and other (loss) income, net	$(2,190)	$1,000	(319)%
NM: No amount in comparable period or not a meaningful comparison.
Investment and other (loss) income , net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities, realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
The loss on equity securities for the three months ended March 31, 2022 was due to unrealized holding losses resulting from a decline in the share price of securities held during the period.

Provision for income taxes

Our provision for income taxes was $1.3 million for the three months ended March 31, 2022 compared with $0.0 million for the three months ended March 31, 2021. The provision for income taxes in the 2022 period primarily related to taxable profits in the U.S. as a result of amendments to IRC Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act. We had existing federal tax carryforwards sufficient to offset any federal liability; however, there were limitations on the use of existing state tax carryforwards. Our income tax provision also reflected taxable profits in foreign jurisdictions.
Liquidity and capital resources

(in thousands)	March 31, 2022	December 31, 2021
Cash, cash equivalents, and investments	$1,951,093	$2,160,036
Working capital	2,239,961	2,300,340
Stockholders’ equity	2,998,467	3,065,139

	Three months ended March 31,
(in thousands)	2022	2021
Cash provided (used) by:
Operating activities	$(216,812)	$(125,326)
Investing activities	26,663	(78,715)
Financing activities	26,664	19,791
The change in net cash from operating activities for the three months ended March 31, 2022 as compared to the comparable period in 2021 was primarily related to an increase in net loss and increases in net working capital.
The change in net cash from investing activities for the three months ended March 31, 2022 as compared to the comparable period in 2021 reflected differences between the proceeds received from sale and maturity of our investments and amounts reinvested and the difference for purchases of property, plant, and equipment.
The change in net cash from financing activities for the three months ended March 31, 2022 as compared to the comparable period in 2021 was driven by the higher proceeds from the exercise of stock options and employee stock purchase plan.

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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of March 31, 2022, we had $2.0 billion held in cash, cash equivalents and investments.
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
Operating expenditures. Our primary uses of cash and operating expenses relate to paying employees and consultants, administering clinical trials, marketing our products, and providing technology and facility infrastructure to support our operations. Our research and development expenses for the three months ended March 31, 2022 were $297.7 million, and we expect to increase our investment in research and development expenses in 2022 as compared to 2021. Our sales, general and administrative expenses were $174.2 million for the three months ended March 31, 2022, and we expect to increase our sales, general, and administrative expenses to support our business growth in 2022 as compared to 2021. On a long-term basis, we manage future cash requirements relative to our long-term business plans.
Operating costs also relate to our building leases for our office and laboratory facilities expiring in 2022 through 2029 that contain rate escalations and options for us to extend the leases. Our future minimum lease payments as of March 31, 2022 totaled $16.8 million related to short-term lease liabilities, and $61.1 million related to long-term lease liabilities. We signed a 20-year lease in June 2021 for a building complex in Everett, Washington that has not commenced as of March 31, 2022, and therefore rent payments are not included in lease liability balances as of March 31, 2022. Refer to Note 3 in the Notes to Financial Statements in Item 1 for further detail of our lease obligations.

Capital expenditures. We make investments in our office, laboratory, and manufacturing facilities to enable continued expansion of our business. These include leasehold and building improvements at our approximately 1 million square feet of leased and owned properties, installation of laboratory and manufacturing equipment, computers, software, and office equipment. Our purchases for property and equipment for the three months ended March 31, 2022 were $17.4 million, and we anticipate these investments to grow in 2022 as compared to 2021 to support our anticipated business growth and long-term facility needs, including a significant multi-year investment in a building complex being constructed in Everett, Washington, which is expected to provide us additional manufacturing, laboratory, and office space in the future. We expect our capital expenditures for this Everett facility to be approximately $350 million to $400 million through 2024.
Manufacturing costs, and supply agreements. Some of our inventory components and products require long lead times to manufacture. Therefore, we make substantial and often long-term investments in our supply chain in order to ensure we have enough drug product to meet current and future revenue forecasts, as well as clinical trial needs. Supply agreements primarily include non-cancelable obligations under our manufacturing, license and collaboration, and technology agreements. Further, a substantial portion of those non-cancelable obligations include minimum payments related to manufacturing our product candidates for use in our clinical trials and for commercial operations in the case of ADCETRIS. There have been no material changes related to our future minimum contractual commitments under these arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed February 9, 2022.
Royalties, milestones and profit-sharing associated with our licensed technology and collaboration agreements. Some of our license and collaboration agreements provide for periodic maintenance fees over specified time periods, profit share payments, and/or payments by us upon the achievement of development and regulatory milestones. Some of our licensing agreements also obligate us to pay royalties based on net sales of products utilizing licensed technology. Such royalties and profit share payments are dependent on future product sales and are contingent on events that have not yet occurred. Royalties and profit share payments totaled $65.7 million for the three months ended March 31, 2022 and are expected to increase in future periods. Milestone payments generally become due and payable upon the achievement of certain events. There have been no material changes related to our future milestone payments potentially owed related to in-licensed technology as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed February 9, 2022.
Critical accounting policies
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the three months ended March 31, 2022 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to “Note 11. Legal matters” of the Notes to Condensed Consolidated Financial Statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q.
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
Sales of a new product and sales of an existing product in a new indication or territory are subject to significant risks and uncertainties and can be particularly difficult to predict. For example, the commercialization of TIVDAK is at an early stage and may not be successful. In addition to commercialization risks described elsewhere in these "Risk Factors", impacts related to the COVID-19 pandemic, including restrictions on in-person interactions and resulting impacts on our ability to connect with key customers and conduct payor engagements, could limit our and our collaborators' abilities to effectively launch and commercialize a new product or to launch and commercialize an existing product in a new indication or territory. A proposed launch, including the launch of PADCEV and TUKYSA in countries in Europe where they have not yet launched, could also be delayed or impaired due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure, delays in obtaining or failure to obtain pricing and reimbursement approvals, or other factors. These risks could be heightened by impacts related to the COVID-19 pandemic. Delays or other difficulties due to any of these factors could negatively impact anticipated revenue from the affected product. In addition, prior to TUKYSA, we had no prior experience as an organization launching or commercializing a product outside the U.S. and Canada, which could adversely affect our ability to maximize the commercial potential of TUKYSA. If we and our collaborators are unable to successfully launch and commercialize any newly approved products and/or to successfully launch and commercialize our existing products in new indications or territories, then our business, results of operation, financial condition and growth prospects could be adversely affected.
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
•the risks and evolving effects of the COVID-19 pandemic; and
•risks related to the ongoing military conflict between Russia and Ukraine, and sanctions imposed against Russia by the international community.
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
Successful sales of our current and any future approved products will depend, in part, on the extent to which coverage and reimbursement for our products will be available from government and health administration authorities, private health insurers and other third-party payors. To manage healthcare costs, many governments and third-party payors increasingly scrutinize the pricing of new products and require increasing levels of evidence of favorable clinical outcomes and cost-effectiveness before extending coverage. In light of this pricing scrutiny, we cannot be sure that we and our collaborators will achieve and maintain coverage for our products and any product candidates that we or our collaborators commercialize and, if available, that the reimbursement rates will be adequate and grant access to all eligible patients. If we or our collaborators are unable to obtain and maintain coverage and adequate levels of reimbursement for our current and any future approved products that we or our collaborators commercialize, their marketability will be negatively and materially impacted. For example, we cannot be certain that third-party payors will continue to provide coverage and adequate reimbursement for ADCETRIS in the frontline Hodgkin lymphoma indication based on the relative price and perceived benefit of ADCETRIS as compared to alternative treatment options, which may materially harm our ability to maintain or increase sales of ADCETRIS or may otherwise negatively affect future ADCETRIS sales. Similarly, we cannot be certain that third-party payors will provide coverage and adequate reimbursement for PADCEV, TUKYSA or TIVDAK based on their relative price and perceived benefits as compared to alternative treatment options or otherwise, which may materially harm our and our collaborators’ ability to successfully commercialize PADCEV, TUKYSA and TIVDAK in our respective designated territories. In addition, we have also experienced an increase in gross-to-net deductions for ADCETRIS since the beginning of the COVID-19 pandemic, which has been driven by the proportion of ADCETRIS sales subject to discounts through the federal 340B drug discount program, as well as increases in discount rates. We believe that the increase in gross-to-net deductions is, in part, due to a shift in the locations where ADCETRIS is administered. We may further experience additional increases in gross-to-net deductions for ADCETRIS and the rest of our portfolio in the future based on market and site-of-care dynamics.
In many jurisdictions, including many countries in Europe, the proposed pricing for a drug must be approved in an individual country before it may be lawfully marketed, which could delay entry of a product into a market or, if pricing is not approved, may prevent us or our collaborators from selling a product in a country where it has received regulatory approval. In European countries where TUKYSA and PADCEV have obtained regulatory approval, we will seek pricing and reimbursement agreements for TUKYSA, and work with Astellas to seek pricing and reimbursement agreements for PADCEV, in accordance with local timelines. As an organization, we did not have any experience applying for pricing and reimbursement approvals in jurisdictions outside the U.S. and Canada prior to our applications with respect to TUKYSA. Further, authorities in Europe have substantial discretion in the pricing and reimbursement approval process and in determining when or whether coverage will be available for a product in its initial indication or for any additional indications or in additional territories. In addition, in some cases, they may lower the price for a medicine after the price has been established. If we or our collaborators are unable to obtain favorable pricing and reimbursement approvals in the countries that represent significant potential markets, our anticipated revenue from and growth prospects for PADCEV and/or TUKYSA in those regions would be negatively affected.
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

With respect to ADCETRIS, there are several other FDA approved drugs for its approved indications. Bristol-Myers Squibb’s, or BMS's, nivolumab and Merck’s pembrolizumab are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Acrotech Biopharma’s pralatrexate and belinostat are approved for relapsed or refractory systemic anaplastic large cell lymphoma, or sALCL, among other T-cell lymphomas. Celgene's romidepsin is approved for cutaneous T-cell lymphoma. Kyowa Kirin’s mogamulizumab is approved for adult patients with relapsed or refractory mycosis fungoides or Sézary syndrome. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck conducted a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab to ADCETRIS. An interim analysis of this clinical trial demonstrated a statistically significant improvement in progression-free survival for pembrolizumab compared with ADCETRIS, resulting in a label expansion to an earlier line of therapy, and we expect increased competition from pembrolizumab in this indication. We are also aware of multiple investigational agents currently being studied that, if successful, may compete with ADCETRIS in the future, such as camidanlumab tesirine being studied in a phase 2 study in relapsed/refractory classical Hodgkin lymphoma. Merck is conducting a phase 2 study in newly diagnosed classical Hodgkin lymphoma. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including autologous hematopoietic stem cell transplant, allogeneic hematopoietic stem cell transplant and chemotherapy, in addition to clinical trials with experimental agents.
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
With respect to TUKYSA, there are multiple marketed products which target HER2, including the antibodies trastuzumab and pertuzumab and the antibody drug conjugate T-DM1. In addition, lapatinib is an EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer, and neratinib is an irreversible pan-HER kinase inhibitor indicated for extended adjuvant treatment and treatment of metastatic breast cancer in patients who received two or more prior anti-HER2-based regimens. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki which was approved by the FDA for patients who have received two or more prior anti-HER2-based regimens in the metastatic breast cancer setting and in the HER2 positive gastric cancer setting post-trastuzumab-based therapy. The agent was also granted conditional marketing authorization by the EMA for the treatment of adult patients with unresectable or metastatic HER2-positive breast cancer who have received two or more prior anti-HER2-based regimens. In addition, fam-trastuzumab deruxtecan-nxki is being reviewed by the FDA for use in second line HER2 positive metastatic breast cancer (i.e., in patients who previously received one anti-HER2 based regimen in the metastatic setting) based on the DESTINY-Breast03 trial results. If approved, the sequence of therapies patients receive in this condition is likely to change, with greater fam-trastuzumab deruxtecan-nxki use in second line. This may pose increased competition for TUKYSA, which is approved by the FDA for patients who have received one or more prior anti-HER2-based regimens in the metastatic breast cancer setting, including in patients with brain metastases. MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, which is approved by the FDA for patients who have received at least two previous anti-HER2 regimens. Additionally, Byondis has an antibody drug conjugate, SYD985, and has released results from its pivotal trial in metastatic breast cancer patients treated with multiple anti-HER2-based regimens; approval of SYD985 for this patient population may occur in 2022.
With respect to TIVDAK, in October 2021, Merck’s pembrolizumab was approved in first line in combination with chemotherapy, with or without bevacizumab, for the treatment of recurrent or metastatic cervical cancer whose tumors express PD-L1 and was granted full approval in second line as a monotherapy for recurrent or metastatic cervical cancer patients with disease progression on or after chemotherapy in patients whose tumors express PD-L1. In March 2022, Merck also received a positive opinion from the EU Committee for Medicinal Products for Human Use for pembrolizumab as first line therapy in combination with chemotherapy, with or without bevacizumab for treatment of persistent, recurrent or metastatic cervical cancer whose tumors express PD-L1.We are also aware of other companies that currently have products in development for the treatment of late-stage cervical cancer which could be competitive with TIVDAK, including Agenus, BMS, Iovance Biotherapeutics, Merck, Regeneron Pharmaceuticals, Sanofi-Aventis and Roche. Cemiplimab is being reviewed in several countries outside the U.S. for the treatment of patients with recurrent or metastatic cervical cancer following progression on platinum-based chemotherapy. A supplemental Biologics License Application for cemiplimab was withdrawn in the U.S. in January 2022. In March 2022, Sanofi received Canadian approval for cemiplimab for the treatment of patients with cervical cancer who have progressed on or after prior platinum-based chemotherapy.

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
The federal government has implemented reforms to government healthcare programs in the U.S., including changes to the methods for, and amounts of, Medicare reimbursement and changes to the Medicaid Drug Rebate Program. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act, which included changes to the Medicare Part B program requiring rebates for some discarded drug products that are expected to increase future rebates for ADCETRIS, PADCEV and TIVDAK with a target implementation date of the first quarter of 2023. The Biden administration also recently announced an Executive Order that includes initiatives to support the implementation of Canadian drug importation and reduce drug prices. In response to President Biden’s Executive Order, on September 9, 2021, the U.S. Department of Health and Human Services released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other healthcare reform initiatives.

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
Other healthcare laws and regulations that may affect our ability to operate include, among others, the federal civil monetary penalties statute and the healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act, or HIPAA. In addition, many states and jurisdictions outside the U.S. have similar laws and regulations, such as anti-kickback, anti-bribery and corruption, false claims and transparency, to which we are currently and/or may in the future, be subject. Additional information about these requirements is provided under “Government Regulation – Healthcare Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We own a biologics manufacturing facility located in Bothell, Washington, which we use to support our clinical supply needs, and we recently invested in the facility infrastructure to enable it to potentially support some of our commercial supply needs in the future. We have also signed a lease to a new facility currently being constructed in Everett, Washington, which will be used for future biologics manufacturing capability. We have made and plan to continue to make significant investments in these facilities with no assurance that these investments will be recouped. We may experience cost overruns, delays or other difficulties in construction, obtaining regulatory approvals and permits or in otherwise bringing these manufacturing facilities online. In addition, we rely and expect to continue to rely on collaborators, contract manufacturers and other third parties to produce and store sufficient quantities of drug product for both our clinical and commercial programs. In some cases, we rely on contract manufacturers and other third parties that are single-source suppliers to complete steps in the manufacturing process. If any of the parties in our supply chain cease or interrupt production or otherwise fail to deliver materials, products or services on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacements or to develop our own manufacturing capabilities, we may bear costly losses or be required to delay or suspend clinical trials or otherwise delay or discontinue development, production and sale of our products. As a result, our business, results of operations, financial condition and growth prospects could be materially and adversely affected.

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
While we believe that the existing supplies of our products and our and our collaborators’ contract manufacturing relationships will be sufficient to accommodate current clinical and commercial needs, we or our collaborators may need to obtain additional manufacturing arrangements or increase manufacturing capability to meet potential future commercial needs, which could require additional capital investment or cause delays. We cannot assure you that we can enter into additional manufacturing arrangements on commercially reasonable terms or at all. Forecasting demand for a new product or for a newly-approved territory or indication for an existing product can be challenging. If demand for a product exceeds our estimates or if our commercial manufacturers are unable or unwilling to increase production capacity commensurate with demand, our commercialization of the affected product could be negatively impacted by short-term product supply challenges. Supply challenges would adversely impact our revenues and could negatively affect our relationships with patients and healthcare professionals. In addition, any failures or delays in manufacturing adequate product supplies and in putting in place or expanding our manufacturing and supply infrastructure could delay or impede our and collaborators’ ability to launch and commercialize our products, including PADCEV and TUKYSA, in additional markets where they have obtained regulatory approval.
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
We are or may be from time to time involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, USPTO interference, inter partes review, or IPR, post-grant review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the U.S. and elsewhere. For example, we are involved in multiple disputes with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo. In connection with one of these disputes, Daiichi Sankyo, Inc. and AstraZeneca Pharmaceuticals, LP, or AstraZeneca, filed two petitions for post-grant review with the USPTO, and on April 7, 2022, the Patent Trial and Appeal Board of the USPTO instituted two post-grant review proceedings. See the risk factor below titled, “We have been and may in the future be subject to litigation, which could result in substantial expenses and damages and may divert management’s time and attention from our business.” In addition, if we choose to go to court to stop a third party from infringing our patents, that third party has the right to ask the court to rule that these patents are invalid, not infringed and/or should not be enforced. Under the America Invents Act, a third party may also have the option to challenge the validity of certain patents at the Patent Trial and Appeal Board, or PTAB, of the USPTO whether they are accused of infringing our patents or not, and certain entities associated with hedge funds, pharmaceutical companies and other entities have challenged valuable pharmaceutical patents through the IPR process. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, there is a risk that a court will decide that these patents are not valid or not infringed or otherwise not enforceable, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. Furthermore, if such challenges to our rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing potential products, which could adversely affect our business, results of operations, financial condition and growth prospects. In addition, we may challenge the patent or other intellectual property rights of third parties and if we are unsuccessful in actions we bring against the rights of such parties, through litigation or otherwise, and it is determined that we infringe the intellectual property rights of such parties, we may be prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those rights or develop or obtain alternative technologies, any of which could harm our business.

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
We are engaged in multiple legal disputes with Daiichi Sankyo. We are in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug ENHERTU and certain product candidates. A decision in the arbitration case is expected in mid-2022. In addition, we filed a complaint in the U.S. District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the ‘039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the U.S. of ENHERTU. Daiichi Sankyo (as well as Daiichi Sankyo, Inc. and AstraZeneca) subsequently filed an action in the U.S. District Court for the District of Delaware seeking a declaratory judgment that ENHERTU does not infringe the ‘039 Patent. The Delaware action has been stayed by court order. Daiichi Sankyo, Inc. and AstraZeneca also filed two petitions for post-grant review with the USPTO seeking to have claims of the ‘039 Patent cancelled as unpatentable. On June 24, 2021, the USPTO issued a decision denying both petitions for post-grant review. On April 7, 2022, the Patent Trial and Appeal Board of the USPTO granted a request on rehearing and instituted two post-grant review proceedings. On April 8, 2022, a jury in the United States District Court for the Eastern District of Texas found that Daiichi Sankyo willfully infringed the asserted claims of the '039 Patent with its ENHERTU product, and also found that the asserted claims were not invalid. As a result of these disputes, we have incurred and will continue to incur litigation expenses. In addition, from time to time, we may become involved in other lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to the defense and enforcement of our patent or other intellectual property rights and our contractual rights.
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
We face a number of challenges that will limit our ability to fully resume in-person interactions, including increasing COVID-19 infection rates due to coronavirus mutations and/or low vaccination rates in different areas or otherwise, the need to navigate varying restrictions for entering healthcare facilities and the pandemic's impacts on employee childcare arrangements. In addition, we may subsequently decide or be forced to resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection or hospitalization rates or otherwise. Moreover, the long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. Future COVID-19 related restrictions could also present product distribution challenges.
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
For example, the U.S. government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia as a result of the ongoing military conflict between Russia and Ukraine. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to continue expanding our operations internationally and to otherwise generate revenues and develop our product candidates internationally. In addition, a significant escalation or expansion of economic disruption or the conflict's current scope could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

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
We and our collaborators, suppliers and service providers rely on information technology systems to keep financial and other records, capture laboratory and clinical trial data, support internal and external communications and operate other critical functions. Despite our security measures, these systems are potentially vulnerable to malware, cyber-attacks, security breaches, natural disasters, terrorism, software and hardware failures, telecommunication and electrical failures, and similar issues. If such an event were to occur, it could result in material interruptions to our operations, loss of data or applications, loss of sales, significant extra expenses to restore data or systems, reputational harm and diversion of funds. For example, the loss of preclinical study or clinical trial data could result in delays in our product development or regulatory approval efforts and significantly increase our costs in order to recover or reproduce the data. The effects of the COVID-19 pandemic have intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely and our increased reliance on personnel working from home could increase our cybersecurity risk. In addition, our cybersecurity risk could be increased as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia.
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
We have incurred substantial net losses in each of our years of operation, other than the year ended December 31, 2020. We have incurred these losses principally from costs incurred in our research and development programs and from our selling, general and administrative expenses. We expect to continue to spend substantial amounts on research and development, including amounts for conducting clinical trials of our products and product candidates. In addition, we expect to make substantial expenditures to commercialize our products and potentially commercialize our product candidates. For example, in connection with our in-license of development and commercialization rights to disitamab vedotin, we have incurred and expect to continue to incur substantial expenses, including to further develop and potentially commercialize disitamab vedotin. We may also pursue new operations or continue the expansion of our existing operations, including with respect to the continued development of our commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. Accordingly, we expect to continue to incur net losses in the future and may not achieve sustained profitability for some time, if at all. Although we recognize revenue from product sales and we continue to earn amounts under our collaboration agreements, our revenue and profit potential is unproven and our future operating results are difficult to predict. Even if we do achieve profitability in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.
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
During the past several years, domestic and international financial markets have experienced, and they may continue to experience, extreme disruption from time to time, including, among other things, high volatility, significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. Such adverse capital and credit market conditions could make it more difficult to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. For example, our ability to raise additional capital may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the evolving effects of the COVID-19 pandemic and the ongoing military conflict between Russian and Ukraine and related sanctions imposed against Russia.
The potential future impairment of intangible assets and goodwill may negatively affect our results of operations and financial position.
As of March 31, 2022, we carried $529.6 million of intangible assets, net and goodwill on our condensed consolidated balance sheet. Our intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
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
Based on information available to us as of March 31, 2022, the Baker Entities collectively beneficially owned approximately 26% of our common stock. In addition, based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and our outstanding shares of common stock as of March 31, 2022, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 54% of our voting power as of March 31, 2022. As a result, these stockholders are able to exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that other stockholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1†	License Agreement dated as of August 8, 2021 between RemeGen Co. Ltd. and Seagen Inc.	8-K	000-32405	2.1	9/21/2021
3.1	Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.3	5/26/2011
3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.1	10/8/2020
3.4	Amended and Restated Bylaws of Seagen Inc.	8-K	000-32405	3.1	4/15/2022
4.1	Specimen Stock Certificate.	10-K	000-32405	4.2	2/12/2021
4.2	Investor Rights Agreement dated July 8, 2003 among Seagen Inc. (f/k/a Seattle Genetics, Inc.) and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement dated September 10, 2015 between Seagen Inc. (f/k/a Seattle Genetics, Inc.) and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1*	Amended and Restated Employment Agreement dated February 9, 2022, between Seagen Inc. and Clay Siegall.	10-K	000-32405	10.52	2/9/2022
10.2*	Amended and Restated Employment Agreement dated February 9, 2022, between Seagen Inc. and Roger Dansey.	10-K	000-32405	10.53	2/9/2022
10.3*	Amended and Restated Employment Agreement dated February 9, 2022, between Seagen Inc. and Vaughn Himes.	10-K	000-32405	10.54	2/9/2022
10.4*	Amended and Restated Employment Agreement dated February 9, 2022, between Seagen Inc. and Jean Liu.	10-K	000-32405	10.55	2/9/2022
10.5*	Amended and Restated Employment Agreement dated February 9, 2022, between Seagen Inc. and Charles Romp.	10-K	000-32405	10.56	2/9/2022
10.6*	Amended and Restated Employment Agreement dated February 9, 2022, between Seagen Inc. and Todd Simpson.	10-K	000-32405	10.57	2/9/2022
10.7*	Form of Performance-Based Stock Unit Grant Notice and Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan (Approved January 18, 2022)	10-K	000-32405	10.118	2/9/2022
10.8+*	Form of Stock Unit Grant Notice and Stock Unit Agreement for Non-employee Directors under the Amended and Restated 2007 Equity Incentive Plan (Approved February 10, 2022).	—	—	—	—
10.9+*	Form of Stock Option Agreement for Non-Employee Directors under the Amended and Restated 2007 Equity Incentive Plan (Approved February 10, 2022).	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	—	—	—	—

+	Filed herewith.
†	Certain confidential information contained in this Exhibit, marked by brackets in the Exhibit, has been omitted, because it is both not material and is the type that the registrant treats as private or confidential.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGEN INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 28, 2022