Form 10-Q
period 2022-06-30
Seagen Inc.
filed 2022-07-28
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of July 25, 2022, there were 184,435,456 shares of the registrant’s common stock outstanding.

Seagen Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
Seagen Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$364,874	$424,834
Short-term investments	1,485,448	1,735,202
Accounts receivable, net	438,041	389,256
Inventories	319,354	200,663
Prepaid expenses and other current assets	170,938	119,239
Total current assets	2,778,655	2,869,194
Property and equipment, net	218,901	210,073
Operating lease right-of-use assets	51,942	57,889
Intangible assets, net	249,149	260,593
Goodwill	274,671	274,671
Other non-current assets	57,025	47,184
Total assets	$3,630,343	$3,719,604
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$128,872	$114,824
Accrued liabilities and other	479,649	454,030
Total current liabilities	608,521	568,854
Long-term liabilities:
Operating lease liabilities, long-term	50,205	56,665
Other long-term liabilities	38,805	28,946
Total long-term liabilities	89,010	85,611
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 184,369 shares issued and outstanding at June 30, 2022 and 183,381 shares issued and outstanding at December 31, 2021	184	183
Additional paid-in capital	4,747,481	4,607,816
Accumulated other comprehensive income	507	1,179
Accumulated deficit	(1,815,360)	(1,544,039)
Total stockholders’ equity	2,932,812	3,065,139
Total liabilities and stockholders’ equity	$3,630,343	$3,719,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net product sales	$431,714	$347,338	$814,800	$649,926
Royalty revenues	39,109	36,296	67,290	63,514
Collaboration and license agreement revenues	26,679	4,844	41,872	7,020
Total revenues	497,502	388,478	923,962	720,460
Costs and expenses:
Cost of sales	106,100	78,090	193,726	142,225
Research and development	304,254	234,861	601,913	465,286
Selling, general and administrative	220,259	165,130	394,484	324,972
Total costs and expenses	630,613	478,081	1,190,123	932,483
Loss from operations	(133,111)	(89,603)	(266,161)	(212,023)
Investment and other (loss) income , net	(1,609)	5,027	(3,799)	6,027
Loss before income taxes	(134,720)	(84,576)	(269,960)	(205,996)
Provision for income taxes	107	—	1,361	—
Net loss	$(134,827)	$(84,576)	$(271,321)	$(205,996)
Net loss per share - basic and diluted	$(0.73)	$(0.47)	$(1.48)	$(1.14)
Shares used in computation of per share amounts - basic and diluted	184,145	181,628	183,897	181,390

Comprehensive loss:
Net loss	$(134,827)	$(84,576)	$(271,321)	$(205,996)
Other comprehensive income (loss):
Unrealized loss on securities available-for-sale, net of tax	(2,736)	(213)	(3,597)	(47)
Foreign currency translation gain	2,819	511	2,925	274
Total other comprehensive income (loss)	83	298	(672)	227
Comprehensive loss	$(134,744)	$(84,278)	$(271,993)	$(205,769)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
Balances as of December 31, 2020	180,902	$181	$4,356,922	$565	$(869,568)	$3,488,100
Net loss	—	—	—	—	(121,420)	(121,420)
Other comprehensive loss	—	—	—	(71)	—	(71)
Issuance of common stock for stock option exercises and employee stock purchase plan	341	—	19,791	—	—	19,791
Restricted stock vested during the period, net	80	—	—	—	—	—
Share-based compensation	—	—	38,224	—	—	38,224
Balances as of March 31, 2021	181,323	181	4,414,937	494	(990,988)	3,424,624
Net loss	—	—	—	—	(84,576)	(84,576)
Other comprehensive income	—	—	—	298	—	298
Issuance of common stock for stock option exercises and employee stock purchase plan	359	1	13,200	—	—	13,201
Restricted stock vested during the period, net	184	—	—	—	—	—
Share-based compensation	—	—	37,727	—	—	37,727
Balances as of June 30, 2021	181,866	$182	$4,465,864	$792	$(1,075,564)	$3,391,274

Balances as of December 31, 2021	183,381	$183	$4,607,816	$1,179	$(1,544,039)	$3,065,139
Net loss	—	—	—	—	(136,494)	(136,494)
Other comprehensive loss	—	—	—	(755)	—	(755)
Issuance of common stock for stock option exercises and employee stock purchase plan	463	1	26,663	—	—	26,664
Restricted stock vested during the period, net	48	—	—	—	—	—
Share-based compensation	—	—	43,913	—	—	43,913
Balances as of March 31, 2022	183,892	184	4,678,392	424	(1,680,533)	2,998,467
Net loss	—	—	—	—	(134,827)	(134,827)
Other comprehensive income	—	—	—	83	—	83
Issuance of common stock for stock option exercises and employee stock purchase plan	298	—	14,960	—	—	14,960
Restricted stock vested during the period, net	179	—	—	—	—	—
Share-based compensation	—	—	54,129	—	—	54,129
Balances as of June 30, 2022	184,369	$184	$4,747,481	$507	$(1,815,360)	$2,932,812
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(271,321)	$(205,996)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	98,042	75,951
Depreciation	22,867	19,603
Amortization of intangible assets	11,444	11,451
Amortization of right-of-use assets	6,140	6,356
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	484	11,802
Losses (gains) on equity securities	7,078	(4,929)
Deferred income taxes	(557)	—
Changes in operating assets and liabilities
Accounts receivable, net	(48,785)	(54,752)
Inventories	(118,691)	(47,048)
Prepaid expenses and other assets	(37,249)	(46,122)
Lease liability	(8,533)	(7,481)
Other liabilities	50,499	43,395
Net cash used by operating activities	(288,582)	(197,770)
Investing activities:
Purchases of securities	(1,489,327)	(1,788,967)
Proceeds from maturities of securities	1,735,000	1,831,500
Payments for lessor-owned assets	(13,756)	—
Purchases of property and equipment	(32,161)	(22,403)
Net cash provided by investing activities	199,756	20,130
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	41,624	32,992
Net cash provided by financing activities	41,624	32,992
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,809)	(342)
Net decrease in cash, cash equivalents, and restricted cash	(50,011)	(144,990)
Cash, cash equivalents, and restricted cash at beginning of period	424,834	558,424
Cash, cash equivalents, and restricted cash at end of period	$374,823	$413,434
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
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three and six month period ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Non-cash activities
We had $9.4 million and $9.9 million of accrued capital expenditures as of June 30, 2022 and December 31, 2021, respectively. Accrued capital expenditures are treated as a non-cash investing activity and, accordingly, have not been included in the condensed consolidated statement of cash flows until such amounts have been paid in cash.
Investments
We hold certain equity securities which are reported at estimated fair value based on quoted market prices. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.
We invest our available cash primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, realized losses and declines in the value of debt securities judged to be other-than-temporary are included in investment and other income (loss), net. The cost of debt securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income (loss), net. Interest and dividends earned are included in investment and other income (loss), net. Accrued interest receivable as of June 30, 2022 and December 31, 2021, were $2.2 million and $0.4 million, respectively, and were included in prepaid expenses and other current assets. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.
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

Restricted Cash
As of June 30, 2022, we had $9.9 million cash held in escrow restricted by a contractual agreement related to our Everett, Washington building construction project. The restricted cash was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet. We determine classification based on the expected duration of the restriction.
Our total cash, cash equivalents, and restricted cash, as presented in the condensed consolidated statements of cash flows, was as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$364,874	$424,834	$413,434	$558,424
Restricted cash included in prepaid expenses and other current assets	9,949	—	—	—
Total cash, cash equivalents, and restricted cash as presented in the condensed consolidated statements of cash flows	$374,823	$424,834	$413,434	$558,424
Intangible assets, net
Our intangible assets are primarily comprised of acquired TUKYSA technology. The following table presents the balances of our finite-lived intangible assets for the periods presented:

(dollars in thousands)	June 30, 2022	December 31, 2021
Gross carrying value	$305,650	$305,650
Less: accumulated amortization	(56,501)	(45,057)
Total	$249,149	$260,593
The following table presents our amortization expense related to acquired TUKYSA technology costs, included in cost of sales in our condensed consolidated statements of comprehensive loss, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Amortization expense	$5,753	$5,757	$11,444	$11,451
The weighted average remaining useful life of our finite-lived intangible assets was approximately 11 years as of June 30, 2022, and estimated future amortization expense related to acquired TUKYSA is $11.6 million for the six months ending December 31, 2022, and TUKYSA technology costs is $23.1 million for each of the years ending December 31, 2023 through December 31, 2027.
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

2. Revenue from contracts with customers
The following table presents our disaggregated revenue for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
ADCETRIS	$201,939	$181,912	$382,928	$344,484
PADCEV	123,577	82,405	223,784	152,163
TUKYSA	88,989	83,021	179,464	153,279
TIVDAK	17,209	—	28,624	—
Net product sales	$431,714	$347,338	$814,800	$649,926
Royalty revenues	$39,109	$36,296	$67,290	$63,514
Collaboration and license agreement revenues	$26,679	$4,844	$41,872	$7,020
Total revenues	$497,502	$388,478	$923,962	$720,460

3. Leases
We have operating leases for our office and laboratory facilities with terms that expire from 2022 through 2029. We recorded $0.2 million and $7.1 million right-of-use assets in exchange for lease liabilities, respectively, during the six months ended June 30, 2022 and 2021, respectively. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of June 30, 2022.
In June 2021, we entered into a lease agreement for an approximately 258,000 square feet building complex to be constructed by the landlord on approximately 20.5 acres of land in Everett, Washington. We intend to use the building for future manufacturing, laboratory, and office space. Under the terms of the lease, base rent is payable at an initial rate of $4.0 million per year, subject to annual escalations of 3% during the initial term of 20 years. The lease commences on the date when construction and delivery of the building shell and related improvements by the landlord have been substantially completed. We will record a lease liability and right-of-use assets on our condensed consolidated balance sheet on the lease commencement date, which has not commenced as of June 30, 2022. We have an option to renew the lease for two additional terms of ten years each. In addition, we have an option to purchase the premises in the future.

Supplemental operating lease information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Operating lease cost	$3,947	$4,063	$8,142	$8,077
Variable lease cost	1,249	1,151	2,321	2,138
Total lease cost	$5,196	$5,214	$10,463	$10,215
Cash paid for amounts included in measurement of lease liabilities	$4,196	$4,199	$8,749	$8,057

			As of June 30,
			2022	2021
Weighted average remaining lease term			5.6 years	6.3 years
Weighted average discount rate			5%	5.1%
Operating lease liabilities were recorded in the following captions of our condensed consolidated balance sheet as follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Accrued liabilities and other	$13,700	$13,905
Operating lease liabilities, long-term	50,205	56,665
Total	$63,905	$70,570

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
We excluded the potential shares of common stock from the computation of diluted net loss per share because their effect would have been antidilutive. The following table presents the weighted average number of shares that have been excluded for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock options and RSUs	9,824	9,992	10,077	10,229

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

The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
June 30, 2022
Short-term investments—U.S. Treasury securities	$1,485,448	$—	$—	$1,485,448
Other non-current assets—equity securities	6,931	—	—	6,931
Total	$1,492,379	$—	$—	$1,492,379
December 31, 2021
Short-term investments—U.S. Treasury securities	$1,735,202	$—	$—	$1,735,202
Other non-current assets—equity securities	14,009	—	—	14,009
Total	$1,749,211	$—	$—	$1,749,211
Our short-term debt investments portfolio only contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and have a zero loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and six months ended June 30, 2022 and 2021, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of June 30, 2022 or December 31, 2021.
Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2022
U.S. Treasury securities	$1,489,231	$30	$(3,813)	$1,485,448
Contractual maturities (at date of purchase):
Due in one year or less	$1,473,502			$1,469,688
Due in one to two years	15,729			15,760
Total	$1,489,231			$1,485,448
December 31, 2021
U.S. Treasury securities	$1,735,388	$12	$(198)	$1,735,202
Contractual maturities (at date of purchase):
Due in one year or less	$1,635,307			$1,635,118
Due in one to two years	100,081			100,084
Total	$1,735,388			$1,735,202

6. Investment and other income (loss), net
Investment and other income (loss), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
(Loss) gain on equity securities	$(4,299)	$4,670	$(7,078)	$4,929
Investment and other income, net	2,690	357	3,279	1,098
Total investment and other (loss) income, net	$(1,609)	$5,027	$(3,799)	$6,027
(Loss) gain on equity securities includes the realized and unrealized holding gains and losses on our equity securities. At times, we hold equity investments in certain companies acquired in relation to a strategic partnership. Shares held at the end of reporting periods are marked to market in our condensed consolidated financial statements, which can result in unrealized gains and losses.

7. Inventories
Inventories consisted of the following:

(dollars in thousands)	June 30, 2022	December 31, 2021
Raw materials	$15,541	$12,181
Work in process	259,805	152,635
Finished goods	44,008	35,847
Total	$319,354	$200,663
We capitalize our commercial inventory costs. Inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales.

8. Accrued liabilities
Accrued liabilities consisted of the following:

(dollars in thousands)	June 30, 2022	December 31, 2021
Employee compensation and benefits	$107,585	$139,052
Clinical trial and related costs	169,425	122,468
Contract manufacturing	24,211	21,867
Gross-to-net deductions and third-party royalties	95,094	81,316
Other	83,334	89,327
Total	$479,649	$454,030

9. Share-based compensation
The following table presents our total share-based compensation expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Research and development	$23,446	$17,232	$46,522	$34,196
Selling, general and administrative	30,683	20,495	51,520	41,755
Total share-based compensation expense	$54,129	$37,727	$98,042	$75,951
As of June 30, 2022, there was $105.7 million of unrecognized compensation cost related to unvested options and restricted stock unit awards, excluding our LTIPs and performance-based awards, net of forfeitures. The estimated unrecognized compensation expense related to our performance-based LTIPs was approximately $71 million as of June 30, 2022.
On May 15, 2022, we entered into a separation agreement with our former CEO which modified certain terms of his previously granted equity awards. The agreement provided for the following equity considerations: acceleration of his outstanding and unvested restricted stock unit and stock option awards by an additional 18 months following his separation; the exercisability of his vested options would be extended to December 31, 2023 (or, if earlier, their 10-year expiration); and 5/6 of his outstanding and unvested restricted stock units subject to performance-based vesting conditions granted in 2019 remain eligible to vest on March 13, 2023, based on actual performance through December 31, 2022. Accounting for the equity awards impacted by the separation agreement resulted in $7.3 million of share-based compensation expense recorded in the quarter ended June 30, 2022, net of forfeitures for equity awards that will not vest, other than in the event that a change of control occurs on or prior to December 31, 2023.

10. Income taxes
For the three and six months ended June 30, 2022, we had taxable profits in the U.S. as a result of amendments to IRC Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act. We recorded an income tax provision for the three and six months ended June 30, 2022 of $0.1 million and $1.4 million, respectively, primarily related to estimated state tax liabilities for which there were limitations on the use of existing state tax carryforwards. We had existing federal tax carryforwards sufficient to offset any federal liability. Our income tax provision also reflected taxable profits in foreign jurisdictions partially offset by a foreign valuation allowance release. Our effective tax rate for the three and six months ended June 30, 2022 of approximately 0.1% and 0.5%, respectively, differed from the federal statutory rate primarily because we have provided a valuation allowance against substantially all our deferred tax assets.
For the three and six months ended June 30, 2021, we did not record any income tax provision.

11. Legal matters
We are engaged in multiple legal disputes with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo.
Dispute over ownership of intellectual property
We are in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug ENHERTU® (fam-trastuzumab deruxtecan-nxki) and certain product candidates. We believe that the linker and other ADC technology used in ENHERTU and these drug candidates are improvements to our ADC technology, the ownership of which we contend was assigned to us under the terms of a 2008 collaboration agreement between us and Daiichi Sankyo. On November 12, 2019, we submitted an arbitration demand to the American Arbitration Association seeking, among other remedies, a declaration that we are the owner of the intellectual property rights under dispute, monetary damages, and a running royalty. On April 27, 2020, the arbitrator confirmed the dispute should be resolved in arbitration. The arbitration hearing was conducted in June 2021. Recently, the arbitration hearing record was reopened by the arbitrator to consider additional evidence. A decision in the arbitration case is expected in mid-2022.
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
Daiichi Sankyo, Inc. and AstraZeneca also filed two petitions for post-grant review on December 23, 2020 and January 22, 2021 with the U.S. Patent and Trademark Office, or USPTO, seeking to have claims of the ‘039 Patent cancelled as unpatentable. On June 24, 2021, the USPTO issued a decision denying both petitions for post-grant review. On April 7, 2022, the USPTO granted a request on rehearing and instituted two post-grant review proceedings, but on July 15, 2022, the USPTO issued a new decision denying post-grant review of the claims asserted in the patent infringement action.
On April 8, 2022, a jury in the United States District Court for the Eastern District of Texas found that Daiichi Sankyo willfully infringed the asserted claims of the '039 Patent with its ENHERTU product, and also found that the asserted claims were not invalid. The jury further awarded damages of $41.8 million for infringement from October 20, 2020 through March 31, 2022. The U.S. District Court for the Eastern District of Texas also denied Daiichi Sankyo’s claim that the ‘039 Patent should be unenforceable under the equitable theory of prosecution laches, entered judgment in favor of Seagen based on the jury’s verdict that Daiichi Sankyo willfully infringed the ‘039 Patent consisting of pre-trial damages in the sum of $41.8 million, and awarded Seagen pre- and post-trial interest and costs. We will record an amount of awarded damages in our condensed consolidated financial statements when we have determined the payment to be realized or realizable under ASC 450. We intend to request a royalty on Daiichi Sankyo's future sales of ENHERTU in the United States through November 5, 2024.

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
Overview
Seagen is a biotechnology company that develops and commercializes targeted therapies to treat cancer. We are commercializing ADCETRIS®, or brentuximab vedotin, for the treatment of certain CD30-expressing lymphomas, PADCEV®, or enfortumab vedotin-ejfv, for the treatment of certain metastatic urothelial cancers, TUKYSA®, or tucatinib, for the treatment of certain metastatic HER2-positive breast cancers, and TIVDAK®, or tisotumab vedotin-tftv, for the treatment of certain metastatic cervical cancers. We are also advancing a pipeline of novel therapies for solid tumors and blood-related cancers designed to address unmet medical needs and improve treatment outcomes for patients. Many of our programs, including ADCETRIS, PADCEV and TIVDAK, are based on our antibody drug conjugate, or ADC, technology that utilizes the targeting ability of monoclonal antibodies to deliver cell-killing agents directly to cancer cells.
Second quarter 2022 highlights and recent developments
Corporate
•Achieved 24% growth in net product sales for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021.
•Announced Roger Dansey, M.D., Seagen’s Chief Medical Officer since 2018, was appointed interim CEO following the resignation of Clay Siegall, Ph.D., our former President and CEO.
•Announced plans to build a new facility in Everett, WA, designed to expand our biomanufacturing capacity and to enable greater control and flexibility over the production of our products. The new facility is intended to add to our existing manufacturing site in the Bothell, WA area.
•Received a $12.0 million milestone payment under our ADC technology licensing agreement with AbbVie following the initiation of a phase 3 study of AbbVie's telisotuzumab vedotin for the treatment of non-small cell lung cancer.
PADCEV
•Announced positive topline results for combination of PADCEV with pembrolizumab as first-line treatment for advanced urothelial cancer.
•Received European Commission, or EC, approval for PADCEV in previously treated metastatic urothelial cancer and received approval from other jurisdictions, including Australia, Brazil, Great Britain and Singapore.
TUKYSA
•Presented positive results from the pivotal phase 2 MOUNTAINEER trial evaluating TUKYSA in combination with trastuzumab in patients with previously treated HER2-positive metastatic colorectal cancer at the American Society of Clinical Oncology Gastrointestinal Cancer Symposium in July 2022. A supplemental New Drug Application based on these data was submitted to the U.S. Food and Drug Administration, or FDA, in July 2022.

•In July 2022, the FDA granted TUKYSA Breakthrough Therapy designation for use in combination with trastuzumab for the treatment of adult patients with unresectable or metastatic HER2-positive colorectal cancer who have previously received fluoropyrimidine-, oxaliplatin-, and irinotecan-containing chemotherapy. The designation is based on results of the MOUNTAINEER trial.
ADCETRIS
•ADCETRIS combination data from longer-term follow-up of the ECHELON-1 phase 3 trial demonstrating statistically significant improvement in overall survival for patients with advanced Hodgkin lymphoma were published in the New England Journal of Medicine in July 2022. We expect to submit the data to the FDA in a supplemental Biologics License Application, or sBLA, submission during the balance of 2022.
•The Children's Oncology Group presented results of ADCETRIS plus standard of care demonstrating superior event-free survival versus standard of care alone in children and young adults with previously untreated high-risk Hodgkin lymphoma. Based on these data, we submitted a sBLA to the FDA for review. The sBLA was granted Priority Review with a Prescription Drug User Fee Act, or PDUFA, target action date of November 16, 2022.
TIVDAK
•Reported interim data from the innovaTV 205 trial, which included data evaluating TIVDAK in combination with KEYTRUDA (Cohort E) in patients with recurrent or metastatic cervical cancer who have not received prior systemic therapy showing encouraging and durable anti-tumor activity for the combination.

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
Locally advanced or metastatic urothelial cancer for patients who:
•have previously received a programmed death receptor-1 (or PD-1) or a programmed death-ligand 1 (or PD-L1) inhibitor and platinum-containing chemotherapy, or
•are ineligible for cisplatin-containing chemotherapy and have previously received one or more prior lines of therapy.

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
In April 2022, the European Commission approved PADCEV as monotherapy for the treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received a platinum-containing chemotherapy and a PD-1/L1 inhibitor. The approval is applicable in the European Union member states, as well as Iceland, Norway and Liechtenstein.
PADCEV is also approved in other countries including Brazil, Canada, Japan, Great Britain and Switzerland in previously treated metastatic urothelial cancer.
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
In February 2022, we announced that the phase 3 ECHELON-1 clinical trial demonstrated a statistically significant improvement in overall survival, or OS, (p=0.009) in patients with advanced Hodgkin lymphoma following treatment with ADCETRIS in combination with chemotherapy. With approximately six years median follow up, patients receiving ADCETRIS plus doxorubicin, vinblastine, and dacarbazine (A+AVD) in the frontline setting had a 41 percent reduction in the risk of death (HR 0.59; [95% CI: 0.396 to 0.879]) compared with patients receiving doxorubicin, bleomycin, vinblastine, and dacarbazine (ABVD). The safety profile of ADCETRIS was consistent with previous studies and no new safety events were observed. In July 2022, these results were published in the New England Journal of Medicine. We expect to submit the data to the FDA in a sBLA submission during the balance of 2022.
In June 2022, we announced results from a phase 3 Children’s Oncology Group study trial evaluating ADCETRIS in children and young adults with high-risk, previously untreated classical Hodgkin lymphoma. The trial showed ADCETRIS in combination with standard of care showed a clinically meaningful and statistically significant 59% reduction in the risk of disease progression or relapse, second malignancy or death and achieved superior event-free survival compared to the current standard of care. Based on these data, we submitted a sBLA to the FDA for review. The sBLA was granted Priority Review with a PDUFA target action date of November 16, 2022.

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
In February 2020, based on the positive initial results of the dose-escalation cohort and the expansion Cohort A of the EV-103 trial, the FDA granted Breakthrough Therapy designation for PADCEV in combination with Merck's anti-PD-1 therapy pembrolizumab for the treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting. In April 2020, we announced that, based on discussions with the FDA, data from the randomized Cohort K in the EV-103 trial, along with other data from the EV-103 trial, could potentially support registration under the FDA's accelerated approval pathway. The primary endpoint is confirmed objective response rate. In October 2021, we completed enrollment in Cohort K.
In July 2022, we and Astellas announced positive topline results from the phase 1b/2 EV-103 clinical trial Cohort K evaluating PADCEV in combination with pembrolizumab as first-line treatment in patients with unresectable locally advanced or metastatic urothelial cancer who are ineligible to receive cisplatin-based chemotherapy. In patients treated with PADCEV and pembrolizumab, results demonstrated a 64.5% confirmed objective response rate, or ORR, (95% CI: 52.7 to 75.1) per blinded independent central review, or BICR, the primary endpoint of Cohort K. The median duration of response per BICR was not reached. The most frequently reported treatment-emergent adverse events Grade 3 or greater that occurred in more than 5% of patients were rash maculo-papular, anemia, lipase increased, urinary tract infection, hyperglycemia, fatigue, neutropenia, hematuria, diarrhea, acute kidney injury, hyponatremia, chronic kidney disease, weight decreased, syncope, hypophosphatemia, pneumonitis, sepsis, and alanine aminotransferase increased. Overall, the results are generally consistent with previously reported efficacy and safety results of EV-103 dose escalation and expansion Cohort A. Data will be presented at a future medical conference and will be discussed with the FDA with the intention of submitting a sBLA later in 2022 under the FDA's Accelerated Approval Program.
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
In January 2020, we and Astellas also initiated a phase 2 clinical trial, called EV-202, to evaluate PADCEV monotherapy in solid tumors that have high-levels of Nectin-4 expression, including non-small cell lung, head and neck, gastric/esophageal and breast cancers. Astellas is conducting the trial and has obtained topline results in some cohorts. We and Astellas will be reviewing the results and discussing future direction.

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
In October 2019, we initiated a phase 3 randomized trial, called HER2CLIMB-02, evaluating TUKYSA versus placebo, each in combination with T-DM1, for patients with unresectable locally advanced or metastatic HER2-positive breast cancer, including those with brain metastases, who have had prior treatment with a taxane and trastuzumab. In June 2022, we completed enrollment in the HER2CLIMB-02 trial.
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
We are conducting a phase 2 trial, called MOUNTAINEER, evaluating TUKYSA in combination with trastuzumab in patients with HER2-positive, RAS wild-type metastatic colorectal cancer after treatment with first- and second-line standard-of-care therapies. In July 2022, we presented positive results from the pivotal phase 2 MOUNTAINEER trial investigating TUKYSA in combination with trastuzumab in patients with previously treated HER2-positive metastatic colorectal cancer at the European Society for Medical Oncology World Congress on Gastrointestinal Cancer. The combination of TUKYSA and trastuzumab was generally well-tolerated with durable responses in patients assigned to receive the combination demonstrating a 38.1% confirmed response rate after a median duration of follow-up of 20.7 months. In these patients, the median DOR was 12.4 months. Median progression-free survival was 8.2 months, and median overall survival was 24.1 months. The most common (greater than or equal to 20%) treatment-emergent adverse events, or TEAEs, in patients assigned to receive tucatinib and trastuzumab were diarrhea (Grade 1 or 2: 60.5%, Grade 3: 3.5%), fatigue (Grade 1 or 2: 41.9%, Grade 3: 2.3%), nausea (Grade 1 or 2: 34.9%) and infusion-related reaction (Grade 1 or 2: 20.9%). We believe the trial could potentially support an application for accelerated approval in the U.S. In July 2022, a supplemental New Drug Application was submitted to the FDA under the accelerated approval program.
In July 2022, the FDA granted TUKYSA Breakthrough Therapy designation for use in combination with trastuzumab for the treatment of adult patients with unresectable or metastatic HER2-positive colorectal cancer who have previously received fluoropyrimidine-, oxaliplatin-, and irinotecan-containing chemotherapy. The designation is based on results of the MOUNTAINEER trial.
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

We are also conducting a phase 2 clinical trial, called innovaTV 205, evaluating TIVDAK as monotherapy and in combination with certain other anti-cancer agents for first- and second-line treatment of patients with recurrent or advanced cervical cancer. In September 2021, interim results were presented at the European Society for Medical Oncology Annual Congress from two cohorts of the phase 1b/2 innovaTV 205 trial, evaluating TIVDAK as combination therapy for recurrent or metastatic cervical cancer. Both combinations showed encouraging, durable anti-tumor activity and demonstrated a manageable and acceptable safety profile. Additionally, in June 2022, we announced interim data from the innovaTV 205 trial, which included data evaluating TIVDAK in combination with pembrolizumab in patients with recurrent or metastatic cervical cancer who have not received prior systemic therapy. This combination cohort enrolled 33 patients with recurrent or metastatic cervical cancer who had not received any prior systemic therapy. At the time of data cutoff, the confirmed objective response rate among 32 evaluable patients was 41% with 16% of patients achieving complete responses and 25% of patients achieving partial responses. Median DOR was not reached with median follow-up of 18.8 months. Median progression-free survival was 5.3 months. In this cohort, the most common TEAEs were alopecia (61%), diarrhea (55%), epistaxis (49%), conjunctivitis (45%), and nausea (46%).
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
Other clinical and early-stage product candidates
We are advancing a pipeline of early-stage clinical candidates as well as multiple preclinical and research-stage programs that employ our proprietary technologies. We advanced several product candidates into clinical development in 2021, and we plan to submit additional Investigational New Drug, or IND, applications to the FDA during the remainder of 2022.
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

COVID-19
We are continuing to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business. We are continuing to take proactive steps designed to protect the health and safety of our workforce, patients and healthcare professionals, to continue our business operations and to advance our goal of bringing important medicines to patients as rapidly as possible. Earlier in the pandemic, we instituted a mandatory work-from-home policy for employees who could perform their jobs offsite, but continued our essential research, manufacturing, and laboratory activities on site. More recently, we began to allow additional U.S. office-based employees who have been fully vaccinated to return to the office. We maintain a number of precautionary measures designed to protect our on-site employees, such as enhanced facilities cleaning, lower concentrations of staff, contact tracing and making testing available. After pausing most in-person customer interactions in healthcare settings earlier in the pandemic, our field-based personnel are now using a mix of in-person interactions and electronic communications, such as emails, phone calls and video conferences, to support healthcare professionals and patients. We believe that the measures we have implemented are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor conditions and related guidance from governmental authorities and adjust our activities as appropriate.
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
•competition from other therapies and changing market dynamics, as further described in "Business—Competition" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021; for example, the approval of ENHERTU for second-line HER2-positive metastatic breast cancer has resulted and is expected to continue to result in increased competition for TUKYSA;
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

Financial summary
For the six months ended June 30, 2022, our total revenues increased to $924 million, compared to $720 million for the same period in 2021. This increase was primarily driven by $165 million or 25% higher net product sales, due to growth from each of our approved medicines, and to a lesser extent, higher collaboration and license agreement revenues, and higher royalty revenues.
For the six months ended June 30, 2022, total costs and expenses increased to $1,190 million, compared to $932 million for the same period in 2021. The increase was due mainly to higher research and development expenses, and to a lesser extent, higher sales, general, and administrative expenses, and higher cost of sales.
As of June 30, 2022, we had approximately $1.9 billion in cash, cash equivalents and investments and $2.9 billion in total stockholders’ equity.

Results of operations
Net product sales

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
ADCETRIS	$201,939	$181,912	11%	$382,928	$344,484	11%
PADCEV	123,577	82,405	50%	223,784	152,163	47%
TUKYSA	88,989	83,021	7%	179,464	153,279	17%
TIVDAK	17,209	—	NM	28,624	—	NM
Net product sales	$431,714	$347,338	24%	$814,800	$649,926	25%
NM: No amount in comparable period or not a meaningful comparison.
Our net product sales increased during the three and six months ended June 30, 2022 as compared to the comparable periods in 2021, driven by growth from each of our marketed products.
PADCEV net product sales grew primarily due to higher penetration in its approved indications, and to a lesser extent, higher sales in the current periods of drug product to another company for use in its clinical trials. ADCETRIS net product sales grew primarily due to higher net selling prices, and to a lesser extent, growth in volumes of vials sold. TUKYSA net product sales grew due to increased sales volume in our European markets following its commercial launches commencing in 2021 and higher net selling prices in the U.S. We began commercializing TIVDAK in the U.S. following FDA approval in September 2021.
We expect growth in net product sales in 2022 as compared to 2021 to be primarily driven by sales growth of PADCEV, and to a lesser extent, TIVDAK and ADCETRIS. Refer to “Overview—Outlook” above for additional information.
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2021	$74,889	$16,818	$91,707
Provision related to current period sales	273,174	22,603	295,777
Adjustment for prior period sales	(6,070)	(532)	(6,602)
Payments/credits for current period sales	(213,394)	(15,318)	(228,712)
Payments/credits for prior period sales	(40,998)	(3,886)	(44,884)
Balance as of June 30, 2022	$87,601	$19,685	$107,286
Government-mandated rebates and chargebacks are the most significant component of our total gross-to-net deductions and the discount changes over time. The most significant portion of our gross-to-net accrual balances as of June 30, 2022 and 2021 was for ADCETRIS Medicaid rebates. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2022 as compared to 2021, driven by anticipated growth in our gross product sales.

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

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Royalty revenues	$39,109	$36,296	8%	$67,290	$63,514	6%
Royalty revenues increased slightly for the three and six months ended June 30, 2022 from the comparable periods in 2021, primarily due to higher royalties earned on net sales of Polivy by Genentech.
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

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Collaboration and license agreement revenues	$26,679	$4,844	451%	$41,872	$7,020	496%
Collaboration and license agreement revenues increased for the three and six months ended June 30, 2022 compared to the prior periods due to a $12.0 million milestone received from AbbVie during the second quarter of 2022, higher amounts received from Astellas profit share or royalty contributions, and increased revenues from drug product supplied to collaborators, The increase in collaboration and license agreement revenues for the six months ended June 30, 2022 compared to the prior period was also due to an upfront license payment received from Sanofi during the first quarter 2022.
We expect that collaboration and license agreements revenues will increase in 2022 as compared to 2021 primarily driven by the AbbVie and Sanofi revenues in 2022. Our collaboration and license agreement revenues are impacted by the term and duration of those agreements and by progress-dependent milestones, annual maintenance fees, and reimbursement of materials and support services. Collaboration and license agreement revenues may vary substantially from year to year and quarter to quarter depending on the progress made by our collaborators with their product candidates and the timing of milestones achieved, the amount of drug supplied to our collaborators, and whether we enter into potential additional collaboration and license agreements.

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
We recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses. Sales of TUKYSA drug product supplied is included in collaboration and license agreement revenues. The $85.0 million prepayment received for global development cost-sharing was recorded as a co-development liability in accrued liabilities and other or other long-term liabilities on our condensed consolidated balance sheet as of June 30, 2022. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our condensed consolidated statements of comprehensive loss. As of June 30, 2022 and December 31, 2021, $39.3 million and $55.3 million was recorded as the remaining co-development liability, respectively.
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

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Cost of sales	$106,100	$78,090	36%	$193,726	$142,225	36%
Cost of sales increased for the three and six months ended June 30, 2022 from the comparable periods in 2021, driven by higher gross profit sharing owed to our collaboration partners, and to a lesser extent, higher product costs from sales volume increases. The gross profit share owed to collaborators totaled $65.5 million and $118.3 million for the three and six months ended June 30, 2022, respectively, as compared to $38.6 million and $71.1 million for the comparable periods in 2021.
We expect cost of sales to increase in 2022 as compared to 2021 as a result of the net product sales growth of our marketed products, contributing to higher anticipated gross profit sharing with our collaborators, higher manufacturing costs for products sold, and increased royalties owed on certain net sales of our products.

Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Research and clinical development	$232,679	$164,869	41%	$462,328	$338,873	36%
Process sciences and manufacturing	71,575	69,992	2%	139,585	126,413	10%
Total research and development	$304,254	$234,861	30%	$601,913	$465,286	29%
Research and clinical development expenses include personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. The increases for the three and six months ended June 30, 2022 from the comparable period in 2021 was due mainly to higher employee-related costs and clinical trial costs mainly to support our early- and late-stage pipeline of product candidates.
Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of product candidates used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increases for the three and six months ended June 30, 2022 from the comparable period in 2021 primarily reflected higher employee-related costs and the timing of manufacturing costs of our product candidates for use in clinical trials.
We utilize our employee and infrastructure resources across multiple research and development projects. We track human resource efforts expended on many of our programs for purposes of billing our collaborators for time incurred at agreed upon rates and for resource planning. We do not account for actual costs on a project basis as it relates to our infrastructure, facility, employee and other indirect costs; however, we do separately track significant third-party costs including clinical trial costs, manufacturing costs and other contracted service costs on a project basis. To that end, the following table shows third-party costs incurred for research, manufacturing of our product candidates and clinical and regulatory services, as well as development milestone payments for in-licensed technology for our products and certain of our clinical-stage product candidates. The table also presents other costs and overhead consisting of third-party costs for our preclinical stage programs, personnel, facilities, manufacturing, and other indirect costs not directly charged to development programs, as well as cost reimbursements received from or payments made to collaborators related to our product candidates.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021

TUKYSA (tucatinib)	$48,947	$32,241	$92,542	$62,233
PADCEV (enfortumab vedotin-ejfv)	17,836	19,213	42,605	35,500
ADCETRIS (brentuximab vedotin)	25,015	16,838	38,867	33,914
TIVDAK (tisotumab vedotin)	10,758	9,384	18,690	21,388
Ladiratuzumab vedotin	4,484	6,955	7,743	11,800
Disitamab vedotin	7,500	—	17,879	—
Other clinical stage programs	23,422	13,314	45,027	34,929
Total third-party costs for clinical stage programs	137,962	97,945	263,353	199,764
Other costs, overhead, and net cost-sharing with collaborators	166,292	136,916	338,560	265,522
Total research and development	$304,254	$234,861	$601,913	$465,286
N/A: No amount in comparable period or not a meaningful comparison.

Third-party costs for TUKYSA increased for the three and six months ended June 30, 2022 as compared to the 2021 periods, due primarily to higher clinical trials expenses.
Third-party costs for PADCEV decreased slightly for the three months ended June 30, 2022 as compared to the 2021 period, and increased for the six months ended June 30, 2022 as compared to the 2021 period, due to the timing of clinical trials expenses and manufacturing costs.
Third-party costs for ADCETRIS increased for the three and six months ended June 30, 2022 as compared to the 2021 periods, due primarily to higher manufacturing and clinical trials expenses.
Third-party costs for TIVDAK increased for the three months ended June 30, 2022 as compared to the 2021 period, and decreased for the six months ended June 30, 2022 as compared to the 2021 period, due to the timing of clinical trials expenses.
Third-party costs for ladiratuzumab decreased for the three and six months ended June 30, 2022 as compared to the 2021 periods, due primarily to lower clinical trials expenses.
We obtained exclusive license rights to disitamab vedotin for global development and commercialization outside of RemeGen’s territory in September 2021.
Third-party costs for other clinical stage programs increased for the three and six months ended June 30, 2022 as compared to the 2021 periods due to higher clinical trial expenses.
Other costs, overhead, and net cost-sharing reimbursements from or payments made to collaborators increased for the three and six months ended June 30, 2022 from the comparable periods in 2021, due to higher employee-related costs. During the three months ended June 30, 2022 and 2021, net cost-sharing reimbursements from collaborators were $21.1 million and $19.0 million, respectively. During the six months ended June 30, 2022 and 2021, net cost-sharing reimbursements from collaborators were $44.3 million and $40.3 million, respectively.
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

Selling, general and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Selling, general and administrative	$220,259	$165,130	33%	$394,484	$324,972	21%
Selling, general and administrative expenses increased for the three and six months ended June 30, 2022 from the comparable periods in 2021, reflecting investments to support our ongoing European TUKYSA launches and the U.S. commercial launch of TIVDAK, $11.1 million in one-time expenses related to the separation agreement with our former CEO in the second quarter of 2022, and higher legal expenses,
We anticipate that selling, general and administrative expenses will increase in 2022 as compared to 2021 as we continue our commercial activities in support of our product launches, and invest in infrastructure to support our continued growth in the U.S. and Europe.

Investment and other (loss) income , net

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
(Loss) gain on equity securities	$(4,299)	$4,670	(192)%	$(7,078)	$4,929	(244)%
Investment and other income, net	2,690	357	654%	3,279	1,098	199%
Total investment and other (loss) income, net	$(1,609)	$5,027	(132)%	$(3,799)	$6,027	(163)%
NM: No amount in comparable period or not a meaningful comparison.
Investment and other (loss) income, net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities, realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
The loss on equity securities for the three and six months ended June 30, 2022 was due to unrealized holding losses resulting from a decline in the share price of securities held during the respective periods.

Provision for income taxes

Our provision for income taxes was $0.1 million and $1.4 million for the three and six months ended June 30, 2022, respectively, compared with $0 for the three and six months ended June 30, 2021. The provision for income taxes in the 2022 periods primarily related to taxable profits in the U.S. as a result of amendments to IRC Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act. We had existing federal tax carryforwards sufficient to offset any federal liability; however, there were limitations on the use of existing state tax carryforwards. Our income tax provision also reflected taxable profits in foreign jurisdictions partially offset by a foreign valuation allowance release.
Liquidity and capital resources

(in thousands)	June 30, 2022	December 31, 2021
Cash, cash equivalents, and investments	$1,850,322	$2,160,036
Working capital	2,170,134	2,300,340
Stockholders’ equity	2,932,812	3,065,139

	Six months ended June 30,
(in thousands)	2022	2021
Cash provided (used) by:
Operating activities	$(288,582)	$(197,770)
Investing activities	199,756	20,130
Financing activities	41,624	32,992
The change in net cash from operating activities for the six months ended June 30, 2022 as compared to the comparable period in 2021 was primarily related to an increase in net loss and increases in net working capital.
The change in net cash from investing activities for the six months ended June 30, 2022 as compared to the comparable period in 2021 reflected differences between the amounts used for purchases of securities and proceeds from maturities of securities, and the difference for purchases of property, plant, and equipment.
The change in net cash from financing activities for the six months ended June 30, 2022 as compared to the comparable period in 2021 was driven by the higher proceeds from the exercise of stock options and employee stock purchase plan.
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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of June 30, 2022, we had $1.9 billion held in cash, cash equivalents and investments.
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

Operating expenditures. Our primary uses of cash and operating expenses relate to paying employees and consultants, administering clinical trials, marketing our products, and providing technology and facility infrastructure to support our operations. Our research and development expenses for the six months ended June 30, 2022 were $601.9 million and we expect to increase our investment in research and development expenses in 2022 as compared to 2021. Our sales, general and administrative expenses were $394.5 million for the six months ended June 30, 2022, and we expect to increase our sales, general, and administrative expenses to support our business growth in 2022 as compared to 2021. On a long-term basis, we manage future cash requirements relative to our long-term business plans.
Operating costs also relate to our building leases for our office and laboratory facilities expiring in 2022 through 2029 that contain rate escalations and options for us to extend the leases. Our future minimum lease payments as of June 30, 2022 totaled $16.5 million related to short-term lease liabilities, and $57.1 million related to long-term lease liabilities. We signed a 20-year lease in June 2021 for a building complex in Everett, Washington that has not commenced as of June 30, 2022, and therefore rent payments are not included in lease liability balances as of June 30, 2022. Refer to Note 3 in the Notes to Financial Statements in Item 1 for further detail of our lease obligations.
Capital expenditures. We make investments in our office, laboratory, and manufacturing facilities to enable continued expansion of our business. These include leasehold and building improvements at our approximately 1 million square feet of leased and owned properties, installation of laboratory and manufacturing equipment, computers, software, and office equipment. Our purchases for property and equipment for the six months ended June 30, 2022 were $32.2 million, and we anticipate these investments to grow in 2022 as compared to 2021 to support our anticipated business growth and long-term facility needs, including a significant multi-year investment in a building complex being constructed in Everett, Washington, which is expected to provide us additional manufacturing, laboratory, and office space in the future. We expect our capital expenditures for this Everett facility to be approximately $350 million to $400 million through 2024.
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
Royalties, milestones and profit-sharing associated with our licensed technology and collaboration agreements. Some of our license and collaboration agreements provide for periodic maintenance fees over specified time periods, profit share payments, and/or payments by us upon the achievement of development and regulatory milestones. Some of our licensing agreements also obligate us to pay royalties based on net sales of products utilizing licensed technology. Such royalties and profit share payments are dependent on future product sales and are contingent on events that have not yet occurred. Royalties and profit share payments totaled $118.3 million for the six months ended June 30, 2022 and are expected to increase in future periods. Milestone payments generally become due and payable upon the achievement of certain events. There have been no material changes related to our future milestone payments potentially owed related to in-licensed technology as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed February 9, 2022.
Critical accounting policies
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the six months ended June 30, 2022 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The FDA and other regulatory agencies have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained. Clinical trial data are subject to differing interpretations. Even if we believe data are promising, regulatory authorities may disagree and may require additional data, limit the scope of the approval or deny approval altogether. For example, although we presented positive results from the MOUNTAINEER trial and submitted a supplemental New Drug Application for TUKYSA under the FDA's accelerated approval program based on the results of the MOUNTAINEER trial, the FDA or its advisors may disagree with our interpretation of the data from the trial. We cannot be certain that the supplemental New Drug Application we submitted for TUKYSA in July 2022 will be accepted or approved in a timely manner or at all. Similarly, although we and Astellas announced positive topline results from Cohort K of the EV-103 trial, the FDA or its advisors may disagree with our interpretation of the data from this cohort, and PADCEV may otherwise never be approved for use in any first-line setting or any other additional indications. In addition, the approval of a product candidate by one regulatory agency does not mean that other regulatory agencies will also approve such product candidate.
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

The regulatory review process may also take significantly longer than expected, which may delay or eliminate any potential revenues from sales of the affected product or product candidate. Target action dates and regulatory timelines may be subject to substantial delays. Although the FDA and EMA have programs to facilitate expedited development and accelerated approval processes, these programs may not result in faster review or approval than conventional procedures and do not assure ultimate approval. In addition, although the FDA granted Breakthrough Therapy designation to each of PADCEV, TUKYSA and disitamab vedotin in a specified treatment setting, these Breakthrough Therapy designations do not increase the likelihood that PADCEV, TUKYSA or disitamab vedotin will receive marketing approval in the specified settings or in any other settings in a timely manner or at all. Disruptions at the FDA and other agencies due to reduced funding levels, government shutdowns, impacts associated with the COVID-19 pandemic or other factors, may also lead to delays in the regulatory review process. These disruptions may also slow our other interactions with regulatory agencies, which may slow our other product development efforts.
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
Many of our clinical trials were initiated based on limited data. Encouraging preclinical, preliminary or interim data, and/or positive early-stage clinical trial results do not ensure that full, larger scale, later stage or confirmatory trials will be successful or that regulatory approval will be obtained. For example, despite the positive initial results we and Astellas reported from the dose-escalation cohort and expansion Cohort A of the EV-103 trial and the positive topline results we and Astellas announced from Cohort K of the EV-103 trial, we cannot be certain that PADCEV will demonstrate sufficient efficacy or a favorable safety profile in other trials, including the EV-302 trial. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing or planned clinical trials, including ongoing pivotal and confirmatory trials.

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
In many jurisdictions, including many countries in Europe, the proposed pricing for a drug must be approved in an individual country before it may be lawfully marketed, which could delay entry of a product into a market or, if pricing is not approved, may prevent us or our collaborators from selling a product in a country where it has received regulatory approval. In European countries where TUKYSA and PADCEV have obtained regulatory approval, we will seek additional pricing and reimbursement agreements for TUKYSA, and work with Astellas to seek additional pricing and reimbursement agreements for PADCEV, in accordance with local timelines. As an organization, we did not have any experience applying for pricing and reimbursement approvals in jurisdictions outside the U.S. and Canada prior to our applications with respect to TUKYSA. Further, authorities in Europe have substantial discretion in the pricing and reimbursement approval process and in determining when or whether coverage will be available for a product in its initial indication or for any additional indications or in additional territories. In addition, in some cases, they may lower the price for a medicine after the price has been established. If we or our collaborators are unable to obtain favorable pricing and reimbursement approvals in the countries that represent significant potential markets, our anticipated revenue from and growth prospects for PADCEV and/or TUKYSA in those regions would be negatively affected.
Eligibility for coverage and reimbursement does not imply that payors will pay for a drug in all cases or at a rate that (i) captures the value delivered to patients, payors and the overall healthcare system; (ii) allows for continued investment in innovative treatments for cancer patients; or (iii) covers our costs, including research, development, manufacture, sale and distribution. In addition, obtaining and maintaining adequate coverage and reimbursement status is time-consuming and costly. Third-party payors may deny coverage and reimbursement status altogether for a given product, or they may cover the product but establish prices at levels that are too low to enable us to realize an appropriate return on our investment in product development or limit access to select patient populations, reducing revenue potential. Further, in the U.S., there is no uniform policy of coverage and reimbursement among third-party payors. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided is made on a payor-by-payor basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Because the rules and regulations regarding coverage and reimbursement change frequently, in some cases at short notice, even when there is favorable coverage and reimbursement, future changes may occur that adversely impact the favorable status.

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
With respect to PADCEV, other treatments in pretreated metastatic urothelial cancer include sacituzumab govitecan (a Trop-2-directed antibody and topoisomerase inhibitor conjugate), checkpoint inhibitor monotherapy, generic chemotherapy and, for patients with select FGFR genetic alterations, Janssen’s erdafitinib. Front line metastatic urothelial cancer has traditionally been treated with chemotherapy alone but is evolving to include checkpoint inhibitors for cisplatin-ineligible patients with high PD-L1 expression in addition to patients who are ineligible for platinum therapy. Several trials of investigational agents in combination with chemotherapy or other novel agents are ongoing. Continued development of PD-(L)1 targeted therapies across early-stage bladder cancer and in metastatic bladder cancer in frontline combinations with chemotherapy, in frontline maintenance with the recent approval of avelumab, and in pretreated disease, could potentially impact PADCEV usage and enrollment in PADCEV clinical trials.
With respect to TUKYSA, there are multiple marketed products which target HER2, including the antibodies trastuzumab and pertuzumab and the antibody drug conjugate T-DM1. In addition, lapatinib is an EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer, and neratinib is an irreversible pan-HER kinase inhibitor indicated for extended adjuvant treatment and treatment of metastatic breast cancer in patients who received two or more prior anti-HER2-based regimens. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki which was approved by the FDA for patients who have received one or more prior anti-HER2-based regimens in the metastatic breast cancer setting and in the HER2 positive gastric cancer setting post-trastuzumab-based therapy. The agent was also granted conditional marketing authorization by the EMA for the treatment of adult patients with unresectable or metastatic HER2-positive breast cancer who have received one or more prior anti-HER2-based regimens. The sequence of therapies patients receive for HER2+ breast cancer is likely to change in both the U.S. and EU, with greater fam-trastuzumab deruxtecan-nxki use in second line. This has resulted and is expected to continue to result in increased competition for TUKYSA, which is approved by the FDA for patients who have received one or more prior anti-HER2-based regimens in the metastatic breast cancer setting, including in patients with brain metastases. MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, which is approved by the FDA for patients who have received at least two previous anti-HER2 regimens. Additionally, Byondis has an antibody drug conjugate, SYD985, and has released results from its pivotal trial in metastatic breast cancer patients treated with multiple anti-HER2-based regimens; this drug may be approved in this patient segment in 2022.
With respect to TIVDAK, in October 2021, the FDA approved Merck’s pembrolizumab in first line in combination with chemotherapy, with or without bevacizumab, for the treatment of recurrent or metastatic cervical cancer whose tumors express PD-L1 and was granted full approval in second line as a monotherapy for recurrent or metastatic cervical cancer patients with disease progression on or after chemotherapy in patients whose tumors express PD-L1. In April 2022, the European Commission approved pembrolizumab as first-line therapy in combination with chemotherapy, with or without bevacizumab, for treatment of persistent, recurrent or metastatic cervical cancer whose tumors express PD-L1. We are also aware of other companies that currently have products in development for the treatment of late-stage cervical cancer which could be competitive with TIVDAK, including Agenus, BMS, Iovance Biotherapeutics, Merck, Regeneron Pharmaceuticals, Sanofi-Aventis and Roche. Cemiplimab is being reviewed in several countries outside the U.S. for the treatment of patients with recurrent or metastatic cervical cancer following progression on platinum-based chemotherapy. A supplemental Biologics License Application for cemiplimab was withdrawn in the U.S. in January 2022. In March 2022, Sanofi received Canadian approval for cemiplimab for the treatment of patients with cervical cancer who have progressed on or after prior platinum-based chemotherapy.
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
We own a biologics manufacturing facility located in Bothell, Washington, which we use to support our clinical supply needs, as well as for commercial production of PADCEV antibody, for which the facility was recently approved by the FDA. We have also signed a lease for a site in Everett, Washington, where we are constructing a new manufacturing facility that we intend to use for future biologics manufacturing. We have made and plan to continue to make significant investments in these facilities with no assurance that these investments will be recouped. We may experience cost overruns, delays or other difficulties in construction, obtaining regulatory approvals and permits or in otherwise bringing the Everett facility online. In addition, we rely and expect to continue to rely on collaborators, contract manufacturers and other third parties to produce and store sufficient quantities of drug product for both our clinical and commercial programs. In some cases, we rely on contract manufacturers and other third parties that are single-source suppliers to complete steps in the manufacturing process. If any of the parties in our supply chain cease or interrupt production or otherwise fail to deliver materials, products or services on a timely basis, with sufficient quality, and at commercially reasonable prices, and we fail to find replacements or to develop our own manufacturing capabilities, we may bear costly losses or be required to delay or suspend clinical trials or otherwise delay or discontinue development, production and sale of our products. As a result, our business, results of operations, financial condition and growth prospects could be materially and adversely affected.
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

We are or may be from time to time involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, USPTO interference, inter partes review, or IPR, post-grant review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the U.S. and elsewhere. For example, we are involved in multiple disputes with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo. In connection with one of these disputes, Daiichi Sankyo, Inc. and AstraZeneca Pharmaceuticals, LP, or AstraZeneca, filed two petitions for post-grant review with the USPTO, and on April 7, 2022, the USPTO instituted two post-grant review proceedings, but on July 15, 2022, the USPTO issued a new decision denying post-grant review of the claims asserted in the patent infringement action. See the risk factor below titled, “We have been and may in the future be subject to litigation, which could result in substantial expenses and damages and may divert management’s time and attention from our business.” In addition, if we choose to go to court to stop a third party from infringing our patents, that third party has the right to ask the court to rule that these patents are invalid, not infringed and/or should not be enforced. Under the America Invents Act, a third party may also have the option to challenge the validity of certain patents at the Patent Trial and Appeal Board, or PTAB, of the USPTO whether they are accused of infringing our patents or not, and certain entities associated with hedge funds, pharmaceutical companies and other entities have challenged valuable pharmaceutical patents through the IPR process. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, there is a risk that a court will decide that these patents are not valid or not infringed or otherwise not enforceable, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. Furthermore, if such challenges to our rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing potential products, which could adversely affect our business, results of operations, financial condition and growth prospects. In addition, we may challenge the patent or other intellectual property rights of third parties and if we are unsuccessful in actions we bring against the rights of such parties, through litigation or otherwise, and it is determined that we infringe the intellectual property rights of such parties, we may be prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those rights or develop or obtain alternative technologies, any of which could harm our business.
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
We are engaged in multiple legal disputes with Daiichi Sankyo. We are in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug ENHERTU® (fam-trastuzumab deruxtecan-nxki) and certain product candidates. A decision in the arbitration case is expected in mid-2022. In addition, we filed a complaint in the U.S. District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the ‘039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the U.S. of ENHERTU. Daiichi Sankyo (as well as Daiichi Sankyo, Inc. and AstraZeneca) subsequently filed an action in the U.S. District Court for the District of Delaware seeking a declaratory judgment that ENHERTU does not infringe the ‘039 Patent. The Delaware action has been stayed by court order. Daiichi Sankyo, Inc. and AstraZeneca also filed two petitions for post-grant review with the USPTO seeking to have claims of the ‘039 Patent cancelled as unpatentable. On June 24, 2021, the USPTO issued a decision denying both petitions for post-grant review. On April 7, 2022, the USPTO granted a request on rehearing and instituted two post-grant review proceedings, but on July 15, 2022, the USPTO issued a new decision denying post-grant review of the claims asserted in the patent infringement action. On April 8, 2022, a jury in the U.S. District Court for the Eastern District of Texas found that Daiichi Sankyo willfully infringed the asserted claims of the '039 Patent with its ENHERTU product, and also found that the asserted claims were not invalid. The U.S. District Court for the Eastern District of Texas also denied Daiichi Sankyo’s claim that the ‘039 Patent should be unenforceable under the equitable theory of prosecution laches, entered judgment in favor of Seagen based on the jury’s verdict that Daiichi Sankyo willfully infringed the ‘039 Patent consisting of pre-trial damages in the sum of $41.8 million, and awarded us pre- and post-trial interest and costs. We intend to request a royalty on Daiichi Sankyo's future sales of ENHERTU in the United States through November 5, 2024. As a result of these disputes, we have incurred and will continue to incur litigation expenses. In addition, from time to time, we may become involved in other lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to the defense and enforcement of our patent or other intellectual property rights and our contractual rights.
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
For example, the U.S. government and other nations have imposed sanctions, including significant restrictions on most companies’ ability to do business in Russia, as a result of the ongoing military conflict between Russia and Ukraine. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to continue expanding our operations internationally and to otherwise generate revenues and develop our product candidates internationally. In addition, a significant escalation or expansion of economic disruption or the conflict's current scope could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Recent strengthening of the U.S. dollar as compared to other currencies, including currencies in jurisdictions where we and our licensees sell products, has adversely affected royalty revenues and TUKYSA net product sales in Europe during the six months ended June 30, 2022 and could further adversely affect these sources of revenues.

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
We are highly dependent on the efforts and abilities of the principal members of our senior management and other key personnel. For example, we have scientific personnel with significant and unique expertise in monoclonal antibodies, ADCs and related technologies, and our products and product candidates. The loss of the services of any one of the principal members of our managerial, scientific or other key staff may prevent us from achieving our business objectives. For example, in May 2022, Clay B. Siegall resigned as our President and Chief Executive Officer and as a member of our Board of Directors, and Roger Dansey, M.D., our Chief Medical Officer, was appointed as our Interim Chief Executive Officer. Changes to company strategy, which can often times occur with the appointment of new executive leadership, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Executive management transition, particularly at the principal executive officer level, inherently causes some loss of institutional knowledge, which can negatively affect strategy, execution and our ability to compete. In any event, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
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
As of June 30, 2022, we carried $523.8 million of intangible assets, net and goodwill on our condensed consolidated balance sheet. Our intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
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
Based on information available to us as of June 30, 2022, the Baker Entities collectively beneficially owned approximately 26% of our common stock. In addition, based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and our outstanding shares of common stock as of June 30, 2022, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 53% of our voting power as of June 30, 2022. As a result, these stockholders are able to exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that other stockholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
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

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1†	License Agreement dated as of August 8, 2021 between RemeGen Co. Ltd. and Seagen Inc.	8-K	000-32405	2.1	9/21/2021
3.1	Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.3	5/26/2011
3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.1	10/8/2020
3.4	Amended and Restated Bylaws of Seagen Inc.	8-K	000-32405	3.1	4/15/2022
4.1	Specimen Stock Certificate.	10-K	000-32405	4.2	2/12/2021
4.2	Investor Rights Agreement dated July 8, 2003 among Seagen Inc. (f/k/a Seattle Genetics, Inc.) and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement dated September 10, 2015 between Seagen Inc. (f/k/a Seattle Genetics, Inc.) and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+†	Thirteenth Amendment to Development and Supply Agreement, effective May 12, 2022 between Seagen Inc. (f/k/a Seattle Genetics, Inc.) and AbbVie Inc. (formerly part of Abbott Laboratories Inc.)	—	—	—	—
10.2+†	Amendment No. 1 to Commercial Supply Agreement dated June 17, 2022 between Seagen Inc. (f/k/a Seattle Genetics, Inc.) and Corden Pharma GmbH.	—	—	—	—
10.3*	Letter Agreement, dated as of May 15, 2022, by and between Seagen Inc. and Clay B. Siegall, Ph.D.	8-K	000-32405	99.1	5/15/2022
31.1+	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	—	—	—	—

+	Filed herewith.
†	Certain confidential information contained in this Exhibit, marked by brackets in the Exhibit, has been omitted, because it is both not material and is the type that the registrant treats as private or confidential.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGEN INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	July 28, 2022