Form 10-Q
period 2022-09-30
Seagen Inc.
filed 2022-10-27
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of October 24, 2022, there were 185,664,901 shares of the registrant’s common stock outstanding.

Seagen Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
Seagen Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$362,601	$424,834
Short-term investments	1,401,101	1,735,202
Accounts receivable, net	486,755	389,256
Inventories	364,970	200,663
Prepaid expenses and other current assets	144,192	119,239
Total current assets	2,759,619	2,869,194
Property and equipment, net	230,302	210,073
Operating lease right-of-use assets	49,308	57,889
Intangible assets, net	243,332	260,593
Goodwill	274,671	274,671
Other non-current assets	61,846	47,184
Total assets	$3,619,078	$3,719,604
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$144,499	$114,824
Accrued liabilities and other	581,499	454,030
Total current liabilities	725,998	568,854
Long-term liabilities:
Operating lease liabilities, long-term	46,703	56,665
Other long-term liabilities	24,566	28,946
Total long-term liabilities	71,269	85,611
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 185,234 shares issued and outstanding at September 30, 2022 and 183,381 shares issued and outstanding at December 31, 2021	185	183
Additional paid-in capital	4,824,807	4,607,816
Accumulated other comprehensive income	2,995	1,179
Accumulated deficit	(2,006,176)	(1,544,039)
Total stockholders’ equity	2,821,811	3,065,139
Total liabilities and stockholders’ equity	$3,619,078	$3,719,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net product sales	$428,089	$366,459	$1,242,889	$1,016,385
Royalty revenues	43,904	41,028	111,194	104,542
Collaboration and license agreement revenues	38,307	16,573	80,179	23,593
Total revenues	510,300	424,060	1,434,262	1,144,520
Costs and expenses:
Cost of sales	108,122	82,650	301,848	224,875
Research and development	384,605	459,092	986,518	924,378
Selling, general and administrative	210,378	180,281	604,862	505,253
Total costs and expenses	703,105	722,023	1,893,228	1,654,506
Loss from operations	(192,805)	(297,963)	(458,966)	(509,986)
Investment and other income, net	4,278	5,228	479	11,255
Loss before income taxes	(188,527)	(292,735)	(458,487)	(498,731)
Provision for income taxes	2,289	1,112	3,650	1,112
Net loss	$(190,816)	$(293,847)	$(462,137)	$(499,843)
Net loss per share - basic and diluted	$(1.03)	$(1.61)	$(2.51)	$(2.75)
Shares used in computation of per share amounts - basic and diluted	184,792	182,303	184,199	181,696

Comprehensive loss:
Net loss	$(190,816)	$(293,847)	$(462,137)	$(499,843)
Other comprehensive income:
Unrealized (loss) gain on securities available-for-sale, net of tax	(875)	37	(4,472)	(10)
Foreign currency translation gain (loss)	3,363	(6)	6,288	268
Total other comprehensive income	2,488	31	1,816	258
Comprehensive loss	$(188,328)	$(293,816)	$(460,321)	$(499,585)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balances as of December 31, 2020	180,902	$181	$4,356,922	$565	$(869,568)	$3,488,100
Net loss	—	—	—	—	(121,420)	(121,420)
Other comprehensive loss	—	—	—	(71)	—	(71)
Issuance of common stock for stock option exercises and employee stock purchase plan	341	—	19,791	—	—	19,791
Restricted stock vested during the period, net	80	—	—	—	—	—
Share-based compensation	—	—	38,224	—	—	38,224
Balances as of March 31, 2021	181,323	181	4,414,937	494	(990,988)	3,424,624
Net loss	—	—	—	—	(84,576)	(84,576)
Other comprehensive income	—	—	—	298	—	298
Issuance of common stock for stock option exercises and employee stock purchase plan	359	1	13,200	—	—	13,201
Restricted stock vested during the period, net	184	—	—	—	—	—
Share-based compensation	—	—	37,727	—	—	37,727
Balances as of June 30, 2021	181,866	$182	$4,465,864	$792	$(1,075,564)	$3,391,274
Net loss	—	—	—	—	(293,847)	(293,847)
Other comprehensive income	—	—	—	31	—	31
Issuance of common stock for stock option exercises and employee stock purchase plan	384	—	22,440	—	—	22,440
Restricted stock vested during the period, net	551	1	(1)	—	—	—
Share-based compensation	—	—	45,057	—	—	45,057
Balances as of September 30, 2021	182,801	$183	$4,533,360	$823	$(1,369,411)	$3,164,955

Balances as of December 31, 2021	183,381	$183	$4,607,816	$1,179	$(1,544,039)	$3,065,139
Net loss	—	—	—	—	(136,494)	(136,494)
Other comprehensive loss	—	—	—	(755)	—	(755)
Issuance of common stock for stock option exercises and employee stock purchase plan	463	1	26,663	—	—	26,664
Restricted stock vested during the period, net	48	—	—	—	—	—
Share-based compensation	—	—	43,913	—	—	43,913
Balances as of March 31, 2022	183,892	184	4,678,392	424	(1,680,533)	2,998,467
Net loss	—	—	—	—	(134,827)	(134,827)
Other comprehensive income	—	—	—	83	—	83
Issuance of common stock for stock option exercises and employee stock purchase plan	298	—	14,960	—	—	14,960
Restricted stock vested during the period, net	179	—	—	—	—	—
Share-based compensation	—	—	54,129	—	—	54,129
Balances as of June 30, 2022	184,369	184	4,747,481	507	(1,815,360)	2,932,812
Net loss	—	—	—	—	(190,816)	(190,816)
Other comprehensive income	—	—	—	2,488	—	2,488
Issuance of common stock for stock option exercises and employee stock purchase plan	263	—	18,388	—	—	18,388
Restricted stock vested during the period, net	602	1	—	—	—	1
Share-based compensation	—	—	58,938	—	—	58,938
Balances as of September 30, 2022	185,234	$185	$4,824,807	$2,995	$(2,006,176)	$2,821,811
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(462,137)	$(499,843)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	156,980	121,008
Depreciation	34,642	30,404
Amortization of intangible assets	17,261	17,271
Amortization of right-of-use assets	9,441	9,530
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	(1,129)	14,692
Losses (gains) on equity securities	9,747	(9,895)
Deferred income taxes	(221)	—
Changes in operating assets and liabilities
Accounts receivable, net	(97,499)	(62,181)
Inventories	(164,307)	(65,239)
Prepaid expenses and other assets	(11,300)	(57,903)
Lease liability	(11,842)	(10,906)
Other liabilities	146,053	297,438
Net cash used by operating activities	(374,311)	(215,624)
Investing activities:
Purchases of securities	(2,060,242)	(2,388,843)
Proceeds from maturities of securities	2,391,000	2,715,500
Payments for lessor-owned assets	(17,936)	—
Purchases of property and equipment	(48,095)	(38,755)
Net cash provided by investing activities	264,727	287,902
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	60,013	55,432
Net cash provided by financing activities	60,013	55,432
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,893)	(961)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(56,464)	126,749
Cash, cash equivalents, and restricted cash at beginning of period	424,834	558,424
Cash, cash equivalents, and restricted cash at end of period	$368,370	$685,173
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
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three and nine month period ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Non-cash activities
We had $16.6 million and $9.9 million of accrued capital expenditures as of September 30, 2022 and December 31, 2021, respectively. Accrued capital expenditures are treated as a non-cash investing activity and, accordingly, have not been included in the condensed consolidated statement of cash flows until such amounts have been paid in cash.
Investments
We hold certain equity securities which are reported at estimated fair value based on quoted market prices. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.
We invest our available cash primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, realized losses and declines in the value of debt securities judged to be other-than-temporary are included in investment and other income, net. The cost of debt securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income, net. Interest and dividends earned are included in investment and other income, net. Accrued interest receivable as of September 30, 2022 and December 31, 2021, were $4.9 million and $0.4 million, respectively, and were included in prepaid expenses and other current assets. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.
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

Restricted Cash
As of September 30, 2022, we had $5.8 million cash held in escrow restricted by a contractual agreement related to our Everett, Washington building construction project. The restricted cash was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet. We determine classification based on the expected duration of the restriction.
Our total cash, cash equivalents, and restricted cash, as presented in the condensed consolidated statements of cash flows, was as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$362,601	$424,834	$685,173	$558,424
Restricted cash included in prepaid expenses and other current assets	5,769	—	—	—
Total cash, cash equivalents, and restricted cash as presented in the condensed consolidated statements of cash flows	$368,370	$424,834	$685,173	$558,424
Intangible assets, net
Our intangible assets are primarily comprised of acquired TUKYSA technology. The following table presents the balances of our finite-lived intangible assets for the periods presented:

(dollars in thousands)	September 30, 2022	December 31, 2021
Gross carrying value	$305,650	$305,650
Less: accumulated amortization	(62,318)	(45,057)
Total	$243,332	$260,593
The following table presents our amortization expense related to acquired TUKYSA technology costs, included in cost of sales in our condensed consolidated statements of comprehensive loss, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Amortization expense	$5,817	$5,819	$17,261	$17,271
The weighted average remaining useful life of our finite-lived intangible assets was approximately 11 years as of September 30, 2022, and estimated future amortization expense related to acquired TUKYSA is $5.8 million for the three months ending December 31, 2022, and TUKYSA technology costs is $23.1 million for each of the years ending December 31, 2023 through December 31, 2027.
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
Distribution fees, product returns and other deductions: Our distributors charge a volume-based fee for distribution services that they perform for us. We allow for the return of product that is within a specified number of days of its expiration date or that is damaged. We estimate product returns based on our experience to-date using the expected value approach. We provide financial assistance to qualifying patients that are underinsured or cannot cover the cost of commercial coinsurance amounts through our patient support programs. Estimated contributions for commercial coinsurance under our patient assistance program, Seagen Secure, are deducted from gross sales and are based on an analysis of expected plan utilization. These estimates are adjusted as necessary to reflect our actual experience.
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

We have concluded that the license of intellectual property in certain collaboration and license agreements is not distinct from the perspective of our customers at the time of initial transfer, since we often do not license intellectual property without related technology transfer and research and development support services. Such evaluation requires significant judgment since it is made from the customer’s perspective. Our performance obligations under our collaborations may include such things as providing intellectual property licenses, performing technology transfer, performing research and development consulting services, providing reagents, ADCs, and other materials, and notifying the customer of any enhancements to licensed technology or new technology that we discover, among others. We determined our performance obligations under certain collaboration and license agreements as evaluated at contract inception were not distinct and represented a single performance obligation. Upfront payments are amortized to revenue over the performance period. Upfront payment contract liabilities resulting from our collaborations do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by us. For agreements beyond the initial performance period, we have no remaining performance obligations. We may receive license maintenance fees and potential milestones and royalties based on collaborator development and regulatory progress, which are recorded in the period achieved in the case of milestones, and during the period of the related sales for royalties.
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

2. Revenue from contracts with customers
The following table presents our disaggregated revenue for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
ADCETRIS	$218,521	$184,791	$601,449	$529,275
PADCEV	105,330	95,031	329,114	247,194
TUKYSA	87,771	86,571	267,235	239,850
TIVDAK	16,467	66	45,091	66
Net product sales	$428,089	$366,459	$1,242,889	$1,016,385
Royalty revenues	$43,904	$41,028	$111,194	$104,542
Collaboration and license agreement revenues	$38,307	$16,573	$80,179	$23,593
Total revenues	$510,300	$424,060	$1,434,262	$1,144,520

3. Leases
We have operating leases for our office and laboratory facilities with terms that expire from 2023 through 2029. We recorded $0.9 million and $7.7 million right-of-use assets in exchange for lease liabilities, respectively, during the nine months ended September 30, 2022 and 2021, respectively. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of September 30, 2022.
In June 2021, we entered into a lease agreement for an approximately 258,000 square foot building complex to be constructed by the landlord on approximately 20.5 acres of land in Everett, Washington. We intend to use the building for future manufacturing, laboratory, and office space. Under the terms of the lease, base rent is payable at an initial rate of $4.0 million per year, subject to annual escalations of 3% during the initial term of 20 years. The lease commences on the date when construction and delivery of the building shell and related improvements by the landlord have been substantially completed. We will record a lease liability and right-of-use assets on our condensed consolidated balance sheet on the lease commencement date, which has not commenced as of September 30, 2022. We have an option to renew the lease for two additional terms of ten years each. In addition, we have an option to purchase the premises in the future.

Supplemental operating lease information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Operating lease cost	$3,682	$4,070	$11,824	$12,147
Variable lease cost	1,039	1,052	3,360	3,190
Total lease cost	$4,721	$5,122	$15,184	$15,337
Cash paid for amounts included in measurement of lease liabilities	$4,089	$4,372	$12,838	$12,429

			As of September 30,
			2022	2021
Weighted average remaining lease term			5.4 years	6.1 years
Weighted average discount rate			5.0%	5.1%
Operating lease liabilities were recorded in the following captions of our condensed consolidated balance sheet as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Accrued liabilities and other	$13,857	$13,905
Operating lease liabilities, long-term	46,703	56,665
Total	$60,560	$70,570

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
We excluded the potential shares of common stock from the computation of diluted net loss per share because their effect would have been antidilutive. The following table presents the weighted average number of shares that have been excluded for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Stock options and RSUs	9,948	10,361	10,029	10,271

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

The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
September 30, 2022
Short-term investments—U.S. Treasury securities	$1,401,101	$—	$—	$1,401,101
Other non-current assets—equity securities	4,262	—	—	4,262
Total	$1,405,363	$—	$—	$1,405,363
December 31, 2021
Short-term investments—U.S. Treasury securities	$1,735,202	$—	$—	$1,735,202
Other non-current assets—equity securities	14,009	—	—	14,009
Total	$1,749,211	$—	$—	$1,749,211
Our short-term debt investments portfolio only contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and have a zero loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and nine months ended September 30, 2022 and 2021, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of September 30, 2022 or December 31, 2021.
Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2022
U.S. Treasury securities	$1,405,759	$9	$(4,667)	$1,401,101
Contractual maturities (at date of purchase):
Due in one year or less	$1,389,962			$1,385,424
Due in one to two years	15,797			15,677
Total	$1,405,759			$1,401,101
December 31, 2021
U.S. Treasury securities	$1,735,388	$12	$(198)	$1,735,202
Contractual maturities (at date of purchase):
Due in one year or less	$1,635,307			$1,635,118
Due in one to two years	100,081			100,084
Total	$1,735,388			$1,735,202

6. Investment and other income, net
Investment and other income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
(Loss) gain on equity securities	$(2,669)	$4,966	$(9,747)	$9,895
Investment and other income, net	6,947	262	10,226	1,360
Total investment and other income, net	$4,278	$5,228	$479	$11,255

(Loss) gain on equity securities includes the realized and unrealized holding gains and losses on our equity securities. At times, we hold equity investments in certain companies acquired in relation to a strategic partnership. Shares held at the end of reporting periods are marked to market in our condensed consolidated financial statements, which can result in unrealized gains and losses.

7. Inventories
Inventories consisted of the following:

(dollars in thousands)	September 30, 2022	December 31, 2021
Raw materials	$14,393	$12,181
Work in process	292,472	152,635
Finished goods	58,105	35,847
Total	$364,970	$200,663
We capitalize our commercial inventory costs. Inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales.

8. Accrued liabilities
Accrued liabilities consisted of the following:

(dollars in thousands)	September 30, 2022	December 31, 2021
Employee compensation and benefits	$133,880	$139,052
Clinical trial and related costs	180,570	122,468
Technology acquisition fee	50,000	—
Contract manufacturing	17,118	21,867
Gross-to-net deductions and third-party royalties	100,936	81,316
Other	98,995	89,327
Total	$581,499	$454,030
In September 2022, we entered into an agreement with LAVA Therapeutics to develop and commercialize LAVA-1223, a preclinical gamma delta bispecific T-cell engager for EGFR-expressing solid tumors. We received an exclusive global license for LAVA-1223 and the opportunity to exclusively negotiate rights to apply LAVA’s proprietary Gammabody™ platform on up to two additional tumor targets, for an upfront payment of $50.0 million and potential milestones and royalties. The upfront payment was recorded in accrued liabilities as of September 30, 2022, and was paid in October 2022.

9. Share-based compensation
The following table presents our total share-based compensation expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Research and development	$31,328	$20,991	$77,850	$55,187
Selling, general and administrative	27,610	24,066	79,130	65,821
Total share-based compensation expense	$58,938	$45,057	$156,980	$121,008
As of September 30, 2022, there was $261.1 million of unrecognized compensation cost related to unvested options and restricted stock unit awards, excluding our LTIPs and performance-based awards, net of forfeitures. The estimated unrecognized compensation expense related to our performance-based LTIPs was approximately $70 million as of September 30, 2022.

10. Income taxes
For the three and nine months ended September 30, 2022, we had taxable profits in the U.S. as a result of amendments to IRC Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act. We recorded an income tax provision for the three and nine months ended September 30, 2022 of $2.3 million and $3.6 million, respectively, primarily related to estimated state tax liabilities for which there were limitations on the use of existing state tax carryforwards. We had existing federal tax carryforwards sufficient to offset any federal liability. Our income tax provision also reflected taxable profits in foreign jurisdictions partially offset by a foreign valuation allowance release. Our effective tax rate for the three and nine months ended September 30, 2022 of approximately 1.2% and 0.8%, respectively, differed from the federal statutory rate primarily because we have provided a valuation allowance against substantially all our deferred tax assets.
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
Dispute over ownership of intellectual property
We have been in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug ENHERTU® (fam-trastuzumab deruxtecan-nxki) and certain product candidates. We believe that the linker and other ADC technology used in ENHERTU and these drug candidates are improvements to our ADC technology, the ownership of which, we contended, was assigned to us under the terms of a 2008 collaboration agreement between us and Daiichi Sankyo, or the Daiichi Sankyo Collaboration Agreement.
On November 4, 2019, Daiichi Sankyo filed a declaratory judgment action in the United States District Court for the District of Delaware, alleging that we are not entitled to the intellectual property rights under dispute, in an attempt to have the dispute adjudicated in federal court. The case has been stayed and administratively closed by court order.
On November 12, 2019, we submitted an arbitration demand to the American Arbitration Association seeking, among other remedies, a declaration that we are the owner of the intellectual property rights under dispute, monetary damages, and a running royalty. On April 27, 2020, the arbitrator confirmed the dispute should be resolved in arbitration. The arbitration hearing was conducted in June 2021 and April 2022. On August 12, 2022, the arbitrator ruled in favor of Daiichi Sankyo, citing statute of limitations and disagreement with us on the interpretation of the contract. The Daiichi Sankyo Collaboration Agreement provides that judgment rendered by an arbitrator shall include costs of arbitration, reasonable attorneys’ fees and reasonable costs for expert and other witnesses. On September 14, 2022, Daiichi Sankyo submitted a petition for approximately $58 million for reimbursement of its legal fees and costs associated with the arbitration. We filed an opposition to Daiichi Sankyo’s request on October 12, 2022.
While we oppose any fees being awarded to Daiichi Sankyo, a liability between approximately $14-58 million is reasonably estimable. We have recorded an estimate of our liability for these fees towards the low end of the range in accrued liabilities and selling, general and administrative expenses in our condensed consolidated financial statements as of and for the period ended September 30, 2022. It is reasonably possible the arbitrator will render an award pursuant to Daiichi Sankyo’s request that is different from what we have accrued or estimated and that we will need to adjust our estimate in future periods pursuant to the arbitrator’s award.
Patent infringement
On October 19, 2020, we filed a complaint in the United States District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the ‘039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the United States of the cancer drug ENHERTU. The remedies sought in this action include, among other remedies, a judgment that Daiichi Sankyo infringed one or more valid and enforceable claims of the ‘039 Patent, monetary damages and a running royalty.
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
On April 8, 2022, a jury in the United States District Court for the Eastern District of Texas found that Daiichi Sankyo willfully infringed the asserted claims of the ‘039 Patent with its ENHERTU product, and also found that the asserted claims were not invalid. The jury further awarded damages of $41.8 million for infringement from October 20, 2020 through March 31, 2022. The U.S. District Court for the Eastern District of Texas also denied Daiichi Sankyo’s claim that the ‘039 Patent should be unenforceable under the equitable theory of prosecution laches, entered judgment in favor of us based on the jury’s verdict that Daiichi Sankyo willfully infringed the ‘039 Patent consisting of pre-trial damages in the sum of $41.8 million, and awarded us pre- and post-trial interest and costs. We have requested a royalty in the range of 10-12% on Daiichi Sankyo’s future sales of ENHERTU in the United States through November 5, 2024, the current expiration date of the ’039 Patent, as well as $12 million for reimbursement of our reasonable attorneys’ fees. Pursuant to ASC 450, awards of this nature must be either realized or realizable to be reflected in the company’s financial statements. No amounts related to these patent infringement matters have been reflected in our condensed consolidated financial statements as of September 30, 2022.
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
Third quarter 2022 highlights and recent developments
Business Highlights
•Reported increases across all components of revenue for the third quarter and year-to-date in 2022 as compared to the prior year periods, including 17% and 22% growth in net product sales for the periods, respectively.
•Entered into a corporate transaction for an innovative bispecific technology candidate that is directed toward a target not readily addressable by an ADC, adding to our portfolio of targeted drug therapies.
•Extended the geographic reach of TIVDAK with a new partnership for the development and commercialization in mainland China, Hong Kong, Macau, and Taiwan.
•Presented positive results for PADCEV and TUKYSA pivotal clinical trials that supported supplemental applications to the U.S. Food and Drug Administration, or FDA, for potential label expansion. We also submitted a supplemental application for ADCETRIS based on data demonstrating an overall survival benefit in advanced Hodgkin lymphoma for inclusion in the label.
•Opened an Investigational New Drug, or IND, application for an immuno-oncology product candidate.
•Published annual Corporate Responsibility Report.
Details on these and other accomplishments are as follows:
Corporate Development
•In September 2022, we entered into an agreement with LAVA Therapeutics to develop and commercialize LAVA-1223, a preclinical gamma delta bispecific T-cell engager for EGFR-expressing solid tumors. We received an exclusive global license for LAVA-1223 and the opportunity to exclusively negotiate rights to apply LAVA’s proprietary Gammabody™ platform on up to two additional tumor targets, for an upfront payment of $50.0 million and potential milestones and royalties.
• In September 2022, we announced an exclusive collaboration and license agreement with Zai Lab for the development and commercialization of TIVDAK in mainland China, Hong Kong, Macau, and Taiwan.

Product and Pipeline Highlights
PADCEV
•In September 2022, we, Astellas and Merck announced the presentation of data from the phase 1b/2 EV-103 clinical trial (also known as KEYNOTE-869) Cohort K evaluating PADCEV in combination with Merck’s anti-PD-1 therapy KEYTRUDA as first-line treatment in patients with unresectable locally advanced or metastatic urothelial cancer who are ineligible to receive cisplatin-based chemotherapy at the European Society for Medical Oncology Congress. The results for the combination demonstrated an encouraging overall response rate of 64.5% and a manageable safety profile. The median duration of response was not reached. The results served as the basis for a supplemental Biologics License Application, or sBLA, submitted to the FDA, in October 2022 under the FDA’s Accelerated Approval Program.
TUKYSA
•In July 2022, we presented positive results from the pivotal phase 2 MOUNTAINEER trial evaluating TUKYSA in combination with trastuzumab in patients with previously treated HER2-positive metastatic colorectal cancer at the American Society of Clinical Oncology Gastrointestinal Cancer Symposium.
•In July 2022, the FDA granted TUKYSA Breakthrough Therapy designation for use in combination with trastuzumab for the treatment of adult patients with unresectable or metastatic HER2-positive colorectal cancer who have previously received fluoropyrimidine-, oxaliplatin-, and irinotecan-containing chemotherapy. The designation is based on results of the MOUNTAINEER trial.
•In September 2022, the FDA accepted for Priority Review the supplemental New Drug Application, or sNDA, seeking accelerated approval for TUKYSA in combination with trastuzumab for adult patients with HER2-positive colorectal cancer who have received at least one prior treatment regimen for unresectable or metastatic disease. The sNDA submission is based on the results of the pivotal phase 2 MOUNTAINEER trial, and the FDA target action date under the Prescription Drug User Fee Act, or PDUFA, is January 19, 2023.
ADCETRIS
•In September 2022, longer-term follow-up data from the phase 3 ECHELON-1 clinical trial demonstrating that ADCETRIS in combination with chemotherapy resulted in a 41% reduction in risk of death versus standard of care in patients with previously untreated advanced Hodgkin lymphoma were submitted in an sBLA to the FDA for inclusion in the label.
•In September 2022, based on the overall survival benefit of ADCETRIS in combination with chemotherapy that was demonstrated in the ECHELON-1 trial, the National Comprehensive Cancer Network®, or NCCN, Clinical Practice Guidelines in Oncology, or NCCN Guidelines®, for Hodgkin lymphoma were updated elevating the ADCETRIS combination to Category 1, Preferred treatment option for adults with previously untreated Stage III or IV Hodgkin lymphoma with no known neuropathy. Category 1, Preferred is the highest recommendation by NCCN, indicating that based upon high-level evidence, there is uniform NCCN consensus that the intervention is appropriate.
Earlier-Stage Programs
•In November 2022, we plan to present initial phase 1 clinical data on SGN-B6A, a novel ADC in development for solid tumors as well as preclinical research from several other early-stage programs, including SGN-BB228, an Anticalin®-based bispecific antibody, at the Society for Immunotherapy of Cancer 37th Annual Meeting. Recently, we opened an IND for SGN-BB228 to enable a phase 1 clinical trial.

Corporate Responsibility Report
•In October 2022, we published our second annual Corporate Responsibility Report providing an update on our environmental, social, and governance, or ESG, efforts, achievements and future commitments. Notable accomplishments in the report include:
◦Increasing our focus on diversity, equity and inclusion by launching allyship training and implementing self-reporting for LGBTQIA+ populations in our engagement surveys. Our global workforce is comprised of 58% women as of December 31, 2021, and we aim to increase women in leadership roles as well as improve the percentage of underrepresented people in U.S. roles.
◦Implementing initiatives in our clinical trials aimed at improving diversity to better reflect real-world patient populations and advance inclusion.

◦Enhancing our environmental practices at our U.S. facilities through recycling and waste management. In 2022, the King County Industrial Waste Rewards and Recognition Program awarded us a “Gold Award” for our North Creek facility industrial wastewater program.
◦Enhancing our governance and compliance programs across areas such as ethics and compliance, data privacy, and information security, with the aim of supporting our growth and the expansion of our operations into international markets.
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
ADCETRIS has received approval in more than 75 countries worldwide. We commercialize ADCETRIS in the U.S. and its territories and in Canada, and we collaborate with Takeda to develop and commercialize ADCETRIS on a global basis. Under this collaboration, Takeda has commercial rights in the rest of the world and pays us a royalty. Takeda has received regulatory approvals for ADCETRIS as monotherapy or in combination with other agents in various settings for the treatment of patients with Hodgkin lymphoma or CD30-positive T-cell lymphomas in Europe and many countries throughout the rest of the world and is pursuing additional regulatory approvals.
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
In July 2021, the FDA converted PADCEV’s accelerated approval to regular approval in the U.S., in addition to granting regular approval for a new indication for adult patients with locally advanced or metastatic urothelial cancer who are ineligible for cisplatin-containing chemotherapy and have previously received one or more prior lines of therapy. The conversion to regular approval was supported by the pivotal phase 3 clinical trial called EV-301, and the expanded indication was supported by data from the second cohort in the EV-201 trial. The FDA reviewed the application for regular approval under the Oncology Center of Excellence’s, or OCE’s, Real Time Oncology Review, or RTOR, pilot program.
In April 2022, the European Commission, or EC, approved PADCEV as monotherapy for the treatment of adult patients with locally advanced or metastatic urothelial cancer who have previously received a platinum-containing chemotherapy and a PD-1/L1 inhibitor. The approval is applicable in the European Union member states, as well as Iceland, Norway and Liechtenstein.
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
TUKYSA®
TUKYSA is an oral, small molecule tyrosine kinase inhibitor that is highly selective for HER2, a growth factor receptor overexpressed in certain cancers. HER2 mediates cell growth, differentiation and survival. Tumors that over-express HER2 are generally more aggressive and historically have been associated with poor overall survival, compared with HER2-negative cancers. In April 2020, TUKYSA received approval from the FDA in combination with trastuzumab and capecitabine for the treatment of adult patients with advanced unresectable or metastatic HER2-positive breast cancer, including patients with brain metastases, who have received one or more prior anti-HER2-based regimens in the metastatic setting. FDA approval of TUKYSA was supported by data from the HER2CLIMB trial.

The application for approval was reviewed under the FDA’s RTOR pilot program. We also participated in the Project Orbis initiative of the FDA OCE which provides a framework for concurrent submission and review of oncology products among international partners. Under this program we have received approval in the U.S., Canada, Australia, Singapore, and Switzerland. In February 2021, the EC granted marketing authorization for TUKYSA in combination with trastuzumab and capecitabine for the treatment of adult patients with HER2-positive locally advanced or metastatic breast cancer who have received at least two prior anti-HER2 treatment regimens. This approval is valid in all countries of the European Union as well as Norway, Liechtenstein, Iceland and Northern Ireland. In Europe, we have begun marketing TUKYSA in Austria, France, Germany and Switzerland. Additionally, in February 2021, the UK Medicines and Healthcare products Regulatory Agency granted a Great Britain marketing authorization for TUKYSA.
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
In September 2022, we announced an exclusive collaboration and license agreement with Zai Lab for the development and commercialization of TIVDAK in mainland China, Hong Kong, Macau, and Taiwan. Under the terms of the agreement, we received an upfront fee of $30 million in October 2022, and are entitled to receive potential development, regulatory, and commercial milestone payments, and tiered royalties on net sales of TIVDAK in the Zai Lab territory. Based on our existing collaboration with Genmab, the upfront payment, milestone payments, and royalties will be shared on a 50:50 basis with Genmab.
Clinical Development and Regulatory Status
ADCETRIS (brentuximab vedotin)
Beyond our current labeled indications, we are evaluating ADCETRIS as monotherapy and in combination with other agents in ongoing trials, including several potentially registration-enabling trials such as the phase 3 ECHELON-3 clinical trial in relapsed or refractory diffuse large B-cell lymphoma. In addition to our corporate-sponsored trials, there are numerous investigator-sponsored trials of ADCETRIS in the United States. The investigator-sponsored trials include the use of ADCETRIS in a number of malignant hematologic indications and in solid tumors.

In February 2022, we announced that the phase 3 ECHELON-1 clinical trial demonstrated a statistically significant improvement in overall survival, or OS, (p=0.009) in patients with previously untreated advanced Hodgkin lymphoma following treatment with ADCETRIS in combination with chemotherapy. With approximately six years median follow up, patients receiving ADCETRIS plus doxorubicin, vinblastine, and dacarbazine (A+AVD) in the frontline setting had a 41 percent reduction in the risk of death (HR 0.59; [95% CI: 0.396 to 0.879]) compared with patients receiving doxorubicin, bleomycin, vinblastine, and dacarbazine (ABVD). The safety profile of ADCETRIS was consistent with previous studies and no new safety events were observed. In July 2022, these results were published in the New England Journal of Medicine. In September 2022, based on these data, we submitted an sBLA to the FDA for review. Also in September 2022, based on the overall survival benefit of ADCETRIS in combination with chemotherapy that was demonstrated in the ECHELON-1 trial, the NCCN Guidelines were updated elevating the ADCETRIS combination to Category 1, Preferred treatment option for adults with previously untreated Stage III or IV Hodgkin lymphoma with no known neuropathy. Category 1, Preferred is the highest recommendation by NCCN, indicating that based upon high-level evidence, there is uniform NCCN consensus that the intervention is appropriate.
In June 2022, we announced results from a phase 3 Children’s Oncology Group study trial evaluating ADCETRIS in children and young adults with high-risk, previously untreated classical Hodgkin lymphoma. The trial showed ADCETRIS in combination with standard of care showed a clinically meaningful and statistically significant 59% reduction in the risk of disease progression or relapse, second malignancy or death and achieved superior event-free survival compared to the current standard of care. Based on these data, we submitted an sBLA to the FDA for review. The sBLA was granted Priority Review with a PDUFA target action date of November 16, 2022.
PADCEV (enfortumab vedotin-ejfv)
In addition to jurisdictions where PADCEV is currently approved, applications are under review for approval in the previously treated metastatic urothelial cancer setting in Australia, under the FDA’s Project Orbis program, as well as in Singapore, Brazil and other countries. In collaboration with Astellas we are conducting or planning to conduct clinical trials across the spectrum of bladder cancer including ongoing trials in frontline metastatic urothelial cancer and muscle invasive bladder cancer. We are planning to conduct a trial in non-muscle invasive bladder cancer. In addition, we are conducting a trial in a range of other solid tumors.
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
In February 2020, based on the positive initial results of the dose-escalation cohort and the expansion Cohort A of the EV-103 trial, the FDA granted Breakthrough Therapy designation for PADCEV in combination with Merck’s anti-PD-1 therapy pembrolizumab for the treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting. In April 2020, we announced that, based on discussions with the FDA, data from the randomized Cohort K in the EV-103 trial, along with other data from the EV-103 trial, could potentially support registration under the FDA’s accelerated approval pathway. The primary endpoint is confirmed objective response rate. In October 2021, we completed enrollment in Cohort K.

In July 2022, we and Astellas announced positive topline results from the phase 1b/2 EV-103 clinical trial Cohort K evaluating PADCEV in combination with pembrolizumab as first-line treatment in patients with unresectable locally advanced or metastatic urothelial cancer who are ineligible to receive cisplatin-based chemotherapy. In September 2022, the data were presented at the European Society for Medical Oncology Congress. In patients treated with PADCEV and pembrolizumab, results demonstrated a 64.5% confirmed objective response rate, or ORR, (95% CI: 52.7 to 75.1) per blinded independent central review, or BICR, the primary endpoint of Cohort K, with 10.5% of patients experiencing a complete response and 53.9% of patients experiencing a partial response. The median duration of response, or DOR, per BICR was not reached (95% CI: 10.25 months to NR). All-grade treatment-related adverse events, or TRAEs, of special interest for PADCEV in combination with pembrolizumab were skin reactions (67.1%), peripheral neuropathy (60.5%), ocular disorders (dry eye, blurred vision, and corneal disorders) (26.3%), hyperglycemia (14.5%), and infusion-related reactions (3.9%). Pembrolizumab adverse events of special interest were consistent with previously observed safety data from monotherapy with the exception of severe skin reactions. Cohort K also included a monotherapy arm in which patients were treated with PADCEV alone (n=73), though this study was not designed to support a formal comparison between the two arms. Results showed a 45.2% confirmed ORR (95% CI: 33.5 to 57.3) per RECIST v1.1 by BICR, with 4.1% of patients experiencing a complete response and 41.1% of patients experiencing a partial response. The median DOR was 13.2 months (95% CI: 6.14 to 15.97) per RECIST v1.1 by BICR. All-grade TRAEs of special interest for PADCEV were peripheral neuropathy (54.8%), skin reactions (45.2%), ocular disorders (dry eye, blurred vision, and corneal disorders) (28.8%), hyperglycemia (11.0%), and infusion-related reactions (5.5%). Additional secondary endpoints in the EV-103 Cohort K trial included progression-free survival, or PFS, and overall survival, or OS. Among patients treated with PADCEV and pembrolizumab, median PFS was not reached (95% CI: 8.31 months to NR). Median OS was 22.3 months (95% CI: 19.09 to NR). Among patients treated with PADCEV, median PFS was 8.0 months (95% CI: 6.05 to 10.35) and median OS was 21.7 months (95% CI: 15.21 to NR). TRAEs of any grade that occurred in more than 20% of patients treated with PADCEV alone or in combination with pembrolizumab were fatigue, peripheral sensory neuropathy, alopecia, rash maculo-papular, pruritus, dysgeusia, weight decreased, diarrhea, decreased appetite, nausea, and dry eye. Overall, the results are generally consistent with previously reported efficacy and safety results of EV-103 dose escalation and expansion Cohort A. In October 2022, an sBLA based on the data was submitted under the FDA’s Accelerated Approval Program.
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
We are conducting a phase 2 trial, called MOUNTAINEER, evaluating TUKYSA in combination with trastuzumab in patients with HER2-positive, RAS wild-type metastatic colorectal cancer after treatment with first- and second-line standard-of-care therapies. In July 2022, we presented positive results from the pivotal phase 2 MOUNTAINEER trial investigating TUKYSA in combination with trastuzumab in patients with previously treated HER2-positive metastatic colorectal cancer at the European Society for Medical Oncology World Congress on Gastrointestinal Cancer. The combination of TUKYSA and trastuzumab was generally well-tolerated with durable responses in patients assigned to receive the combination demonstrating a 38.1% confirmed response rate after a median duration of follow-up of 20.7 months. In these patients, the median DOR was 12.4 months. Median progression-free survival was 8.2 months, and median overall survival was 24.1 months. The most common (greater than or equal to 20%) treatment-emergent adverse events, or TEAEs, in patients assigned to receive tucatinib and trastuzumab were diarrhea (Grade 1 or 2: 60.5%, Grade 3: 3.5%), fatigue (Grade 1 or 2: 41.9%, Grade 3: 2.3%), nausea (Grade 1 or 2: 34.9%) and infusion-related reaction (Grade 1 or 2: 20.9%). We believe the trial could potentially support an application for accelerated approval in the U.S. In July 2022, an sNDA was submitted to the FDA under the Accelerated Approval Program. The sNDA was granted Priority Review with a PDUFA target action date of January 19, 2023.
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
Other clinical and early-stage product candidates
We are advancing a pipeline of early-stage clinical candidates as well as multiple preclinical and research-stage programs that employ our proprietary technologies. We advanced several product candidates into clinical development since the beginning of 2021, and we plan to submit additional IND applications to the FDA in the remainder of 2022 and 2023.
In September 2022, we entered into an agreement with LAVA Therapeutics to develop and commercialize LAVA-1223, a preclinical gamma delta bispecific T-cell engager for EGFR-expressing solid tumors. We received an exclusive global license for LAVA-1223 and the opportunity to exclusively negotiate rights to apply LAVA’s proprietary Gammabody™ platform on up to two additional tumor targets. We paid LAVA a $50 million upfront fee in October 2022 and have also agreed to pay LAVA up to approximately $650 million in potential development, regulatory and commercial milestones, as well as royalties ranging from the single digits to the mid-teens on future sales of any licensed products.

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

COVID-19
We are continuing to closely monitor the impact of the evolving effects of the COVID-19 pandemic on our business. We are continuing to take proactive steps designed to protect the health and safety of our workforce, patients and healthcare professionals, to continue our business operations and to advance our goal of bringing important medicines to patients as rapidly as possible. Earlier in the pandemic, we instituted a mandatory work-from-home policy for employees who could perform their jobs offsite, but continued our essential research, manufacturing, and laboratory activities on site. We have since allowed additional U.S. office-based employees who have been fully vaccinated to return to the office. We maintain a number of precautionary measures designed to protect our on-site employees, such as enhanced facilities cleaning, lower concentrations of staff, contact tracing and making testing available. After pausing most in-person customer interactions in healthcare settings earlier in the pandemic, our field-based personnel are now using a mix of in-person interactions and electronic communications, such as emails, phone calls and video conferences, to support healthcare professionals and patients. We believe that the measures we have implemented are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor conditions and related guidance from governmental authorities and adjust our activities as appropriate.
Outlook
We recognize product sales revenue from ADCETRIS in the U.S. and Canada, from PADCEV and TIVDAK in the U.S., and from TUKYSA in the U.S., Europe and Canada. We expect growth in net product sales of our portfolio to be primarily supported by sales volume growth. Recently, we have experienced a favorable effect on gross-to-net deductions in the U.S. market associated with high inflation, but it is not possible to predict how inflation will develop going forward and affect gross-to-net deductions in future periods. In addition, we experienced a reduction in the rate of frontline Hodgkin lymphoma diagnoses earlier in the COVID-19 pandemic; however, recently, we have seen diagnosis rates increase towards pre-pandemic levels. We cannot predict how the rate of Hodgkin lymphoma diagnoses will trend in the future. We anticipate that the rate of growth of PADCEV and TUKYSA sales will decelerate in 2022 compared to 2021 as we expect to continue to more fully penetrate the markets for their currently approved labels within the U.S. Additionally, while growth in PADCEV sales has been primarily driven by use of checkpoint inhibitors as frontline maintenance therapy, uptake of checkpoint inhibitors in that setting has flattened, which has been limiting PADCEV’s near-term growth in its current indications.
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
•the extent to which we and our collaborators are able to obtain regulatory and other approvals of our products in additional territories and/or in additional indications, including any accelerated approval from the FDA based on the results of the EV-103 trial or any other approvals for PADCEV in the frontline metastatic urothelial cancer setting and any approvals for TUKYSA in earlier lines of breast cancer and/or other HER2-positive cancers such as the MOUNTAINEER treatment setting;
•our and our collaborators’ ability to successfully launch, market and commercialize our products in any new markets or new indications, if regulatory approval is obtained, including Astellas’ ability to successfully launch, market and commercialize PADCEV in the European Union and its other markets;
•competition from other therapies and changing market dynamics, as further described in “Business—Competition” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021; for example, the approval of ENHERTU for second-line HER2-positive metastatic breast cancer has resulted and is expected to continue to result in increased competition for TUKYSA;
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
•our and our collaborators’ ability to successfully comply with rigorous post-marketing requirements, including requirements related to a confirmatory trial as a result of TIVDAK’s accelerated approval by the FDA, and to convert TIVDAK’s accelerated approval to regular approval in the U.S.;
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
The biopharmaceutical industry and the markets in which we operate are intensely competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. Drug prices are under significant scrutiny and we expect drug pricing and other healthcare costs to continue to be subject to intense political and societal pressures on a global basis. For example, in July 2021, the Biden administration announced an Executive Order that includes initiatives aimed at lowering prescription drug costs and implementing Canadian drug importation, and in response to President Biden’s Executive Order, in September 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. In addition to pricing actions and other measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, our sales and operations could also be affected by other risks of doing business internationally.
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

We are closely evaluating the impacts of the evolving effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates. Our field-based personnel are using a mix of in-person interactions and electronic communications, such as emails, phone calls and video conferences, to support healthcare providers and patients. Many healthcare professionals continue to face additional demands on their time during the ongoing COVID-19 pandemic. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators, as well as physician awareness of our products. In this regard, we believe that the need to conduct some of our activities virtually is negatively impacting our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements. We face a number of challenges that will limit our ability to fully resume in-person interactions, including the potential for increasing COVID-19 infection rates, COVID-19 variants, low vaccination rates or low booster uptake in different areas, and the need to navigate varying restrictions for entering healthcare facilities. In addition, we may subsequently decide or be forced to resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection or hospitalization rates or otherwise. Moreover, the long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. Future COVID-19 related restrictions could also present product distribution challenges. The evolving effects of the COVID-19 pandemic appear to have negatively affected and may continue to negatively affect our product sales due to challenges in patient access to healthcare settings, loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs, some or all of which appear to have negatively affected diagnosis rates, may affect side effect management and course of treatment and may increase enrollment in our patient support programs. In this regard, impacts associated with the COVID-19 pandemic appear to have led to a reduction in the rate of Hodgkin lymphoma diagnoses, may have adversely affected diagnosis rates of other cancers, and may further adversely affect rates of cancer diagnoses in the future. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety.
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

Financial summary
For the nine months ended September 30, 2022, our total revenues increased to $1.4 billion, compared to $1.1 billion for the same period in 2021. This increase was primarily driven by $227 million or 22% higher net product sales, due to growth from each of our approved medicines, and to a lesser extent, higher collaboration and license agreement revenues, and higher royalty revenues.
For the nine months ended September 30, 2022, total costs and expenses increased to $1.9 billion, compared to $1.7 billion for the same period in 2021. The increase was due mainly to higher sales, general, and administrative expenses, and to a lesser extent, higher cost of sales, and higher research and development expenses.
As of September 30, 2022, we had $1.8 billion in cash, cash equivalents and investments and $2.8 billion in total stockholders’ equity.

Results of operations
Net product sales

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
ADCETRIS	$218,521	$184,791	18%	$601,449	$529,275	14%
PADCEV	105,330	95,031	11%	329,114	247,194	33%
TUKYSA	87,771	86,571	1%	267,235	239,850	11%
TIVDAK	16,467	66	NM	45,091	66	NM
Net product sales	$428,089	$366,459	17%	$1,242,889	$1,016,385	22%
NM: No amount in comparable period or not a meaningful comparison.
Our net product sales increased during the three and nine months ended September 30, 2022 as compared to the comparable periods in 2021, driven by growth from each of our marketed products.
ADCETRIS net product sales grew due to higher volumes of vials sold driven by higher diagnosis rates of Hodgkin lymphoma as well as incremental market share gains in frontline Hodgkin lymphoma, and higher net selling prices driven by favorable pricing dynamics in the 2022 periods. PADCEV net product sales grew primarily due to higher sales volume as a result of additional eligible patients in second line post checkpoint maintenance during the 2022 periods. TUKYSA net product sales grew due to increased sales volume in our European markets following its commercial launches commencing in 2021 and higher net selling prices in the U.S., offset in part by lower net selling prices and negative impact of foreign exchange in our European markets. We began commercializing TIVDAK in the U.S. following FDA approval in September 2021.
We expect growth in net product sales in 2022 as compared to 2021 to be primarily driven by higher sales of each of our approved products. Refer to “Overview—Outlook” above for additional information.
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2021	$74,889	$16,818	$91,707
Provision related to current period sales	440,416	35,146	475,562
Adjustment for prior period sales	(9,898)	(1,201)	(11,099)
Payments/credits for current period sales	(367,900)	(26,919)	(394,819)
Payments/credits for prior period sales	(43,732)	(4,034)	(47,766)
Balance as of September 30, 2022	$93,775	$19,810	$113,585
Government-mandated rebates and chargebacks are the most significant component of our total gross-to-net deductions and the discount changes over time. The most significant portion of our gross-to-net accrual balances as of September 30, 2022 and 2021 was for ADCETRIS Medicaid rebates. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2022 as compared to 2021, driven by anticipated growth in our gross product sales.

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Royalty revenues	$43,904	$41,028	7%	$111,194	$104,542	6%
Royalty revenues increased slightly for the three and nine months ended September 30, 2022 from the comparable periods in 2021, due mainly to higher net product sales by our licensees in their territories. Takeda’s net sales growth of ADCETRIS in local currencies during the 2022 periods was offset by recent strengthening of the U.S. dollar in 2022 as compared to certain foreign currencies.
We expect that royalty revenues will increase in 2022 as compared to 2021 primarily due to higher royalties from anticipated growth of licensees’ net product sales, including growth in ADCETRIS sales volume by Takeda.

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

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Collaboration and license agreement revenues	$38,307	$16,573	131%	$80,179	$23,593	240%
Collaboration and license agreement revenues increased for the three months ended September 30, 2022 compared to the prior period, due primarily to the Zai Lab upfront license payment of $30.0 million in September 2022, offset in part by a milestone payment received from GSK during the three months ended September 30, 2021. The increase in collaboration and license agreement revenues for the nine months ended September 30, 2022 compared to the prior period was also due to a milestone payment received from AbbVie and an upfront payment received from Sanofi during the 2022 period.
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
We have an agreement with Takeda for the global co-development of ADCETRIS and the commercialization of ADCETRIS by Takeda in its territory. We recognize payments from Takeda, including progress-dependent development and regulatory milestone payments, reimbursement for drug supplied, and net development cost reimbursement payments, as collaboration and license agreement revenues upon transfer of control of the goods or services over the development period. When the performance of development activities under the collaboration results in us making a reimbursement payment to Takeda, that payment reduces collaboration and license agreement revenues. We also recognize royalty revenues based on a percentage of Takeda’s net sales of ADCETRIS in its territories, ranging from the mid-teens to the mid-twenties based on annual net sales tiers, as well as sales-based milestones. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS, which is included in royalty revenues.

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
TIVDAK collaborations
We have an agreement with Genmab to develop and commercialize ADCs for the treatment of several types of cancer, under which we previously exercised a co-development option for TIVDAK. Under this collaboration, we and Genmab are co-funding all development costs for TIVDAK. In the U.S., we and Genmab co-promote TIVDAK. We record sales of TIVDAK in the U.S. and are responsible for leading U.S. distribution activities. The companies will each maintain 50% of the sales representatives and medical science liaisons, equally share those and certain other costs associated with commercializing TIVDAK in the U.S., individually bear the costs of certain other personnel in the U.S., and equally share in any profits realized in the U.S. Outside the U.S., we have commercialization rights in the rest of the world except for Japan, where Genmab has commercialization rights. In Europe, China, and Japan, we and Genmab equally share 50% of the costs associated with commercializing TIVDAK as well as any profits realized in these markets. In markets outside the U.S. other than Europe, China, and Japan, aside from certain costs specified in the agreement, we are solely responsible for all costs associated with commercializing TIVDAK and will pay Genmab a royalty based on a percentage of aggregate net sales ranging from the mid-teens to mid-twenties. In September 2022, we announced an exclusive collaboration and license agreement with Zai Lab for the development and commercialization of TIVDAK in mainland China, Hong Kong, Macau, and Taiwan. Under the terms of the agreement, we received an upfront payment of $30.0 million in October 2022, and are entitled to receive potential future development, regulatory, and commercial milestone payments, and tiered royalties on net sales of TIVDAK in the Zai Lab territory. Based on our existing collaboration with Genmab, the upfront payment, milestone payments, and royalties will be shared on a 50:50 basis with Genmab.
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

Merck TUKYSA collaboration
In 2020, we entered into the TUKYSA Agreement with a subsidiary of Merck. We granted exclusive rights to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe. Under the terms of the TUKYSA Agreement, Merck is responsible for marketing applications for approval in its territory, supported by the positive results from the HER2CLIMB clinical trial. We retained commercial rights in, and will record sales in, the U.S., Canada and Europe. Merck is also co-funding a portion of the TUKYSA global development plan, which encompasses several ongoing and planned trials across HER2-positive cancers. We will continue to lead ongoing TUKYSA global development operational execution. Merck will solely fund and conduct country-specific clinical trials necessary to support anticipated regulatory applications in its territories. We are eligible to receive progress-dependent milestone payments, and are entitled to receive tiered royalties on sales of TUKYSA by Merck that begin in the low twenty percent range and escalate based on sales volume by Merck in its territory.
We recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses. Sales of TUKYSA drug product supplied is included in collaboration and license agreement revenues. The $85.0 million prepayment received for global development cost-sharing was recorded as a co-development liability in accrued liabilities and other or other long-term liabilities on our condensed consolidated balance sheet as of September 30, 2022. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our condensed consolidated statements of comprehensive loss. As of September 30, 2022 and December 31, 2021, $26.1 million and $55.3 million was recorded as the remaining co-development liability, respectively.
RemeGen disitamab vedotin license agreement
Effective in September 2021, we and RemeGen entered into an exclusive worldwide licensing agreement to develop and commercialize disitamab vedotin, a novel HER2-targeted ADC. Disitamab vedotin combines the drug-linker technology originally developed by us with RemeGen’s novel HER2 antibody. Disitamab vedotin received FDA Breakthrough Therapy designation in 2020 for use in second-line treatment of patients with HER2-expressing, locally advanced or metastatic urothelial cancer who have previously received platinum-containing chemotherapy. Also in 2020, RemeGen announced FDA’s clearance of an IND application for a phase II clinical trial in locally advanced or metastatic urothelial cancer. Disitamab vedotin is conditionally approved for treating locally advanced metastatic gastric cancer in China, and in July 2021 the National Medical Products Administration of China also accepted an NDA for disitamab vedotin in locally advanced or metastatic urothelial cancer.
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

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Cost of sales	$108,122	$82,650	31%	$301,848	$224,875	34%
Cost of sales increased for the three and nine months ended September 30, 2022 from the comparable periods in 2021, driven by higher sales of our medicines resulting in higher gross profit sharing owed to our collaboration partners, and to a lesser extent, higher product costs from sales volume increases. The gross profit share owed to collaborators totaled $71.0 million and $189.4 million for the three and nine months ended September 30, 2022, respectively, as compared to $44.7 million and $115.8 million for the comparable periods in 2021. Included in the gross profit share owed to Genmab during the three and nine months ended September 30, 2022 was $14.6 million related to the Zai Lab upfront licensing payment.
We expect cost of sales to increase in 2022 as compared to 2021 as a result of the net product sales growth of our marketed products, contributing to higher anticipated gross profit sharing with our collaborators and higher manufacturing costs for products sold.

Research and development

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Research and clinical development	$304,263	$393,809	(23)%	$766,591	$732,682	5%
Process sciences and manufacturing	80,342	65,283	23%	219,927	191,696	15%
Total research and development	$384,605	$459,092	(16)%	$986,518	$924,378	7%
Research and clinical development expenses include personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. Research and clinical development expenses for the three and nine months ended September 30, 2021, were impacted by the $200.0 million RemeGen upfront license payment made in 2021. Other research and clinical development costs grew during the three and nine months ended September 30, 2022 from the comparable periods in 2021, driven by higher employee-related costs and clinical trial costs to support our early- and late-stage pipeline of product candidates, as well as the $50.0 million upfront payment to LAVA Therapeutics.
Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of product candidates used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increases for the three and nine months ended September 30, 2022 from the comparable period in 2021 primarily reflected higher employee-related costs and the timing of manufacturing costs of our product candidates for use in clinical trials.
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021

TUKYSA (tucatinib)	$61,090	$44,645	$153,633	$106,879
PADCEV (enfortumab vedotin-ejfv)	22,911	22,287	65,517	57,787
ADCETRIS (brentuximab vedotin)	22,249	15,138	61,116	49,051
TIVDAK (tisotumab vedotin)	12,773	12,129	31,463	33,517
Ladiratuzumab vedotin	3,463	4,238	11,206	16,038
Disitamab vedotin	9,616	—	27,495	—
Other clinical stage programs	17,017	13,727	62,042	48,658
Total third-party costs for clinical stage programs	149,119	112,164	412,472	311,930
Other costs, overhead, and net cost-sharing with collaborators	235,486	346,928	574,046	612,448
Total research and development	$384,605	$459,092	$986,518	$924,378

Third-party costs for TUKYSA increased for the three and nine months ended September 30, 2022 as compared to the 2021 periods, due primarily to higher clinical trials expenses.
Third-party costs for PADCEV increased for the three and nine months ended September 30, 2022 as compared to the 2021 periods, due to the timing of clinical trials expenses and manufacturing costs.
Third-party costs for ADCETRIS increased for the three and nine months ended September 30, 2022 as compared to the 2021 periods, due primarily to higher manufacturing and clinical trials expenses.
Third-party costs for TIVDAK increased for the three months ended September 30, 2022 as compared to the 2021 period, and decreased for the nine months ended September 30, 2022 as compared to the 2021 period, due to the timing of clinical trials expenses.
Third-party costs for ladiratuzumab vedotin decreased for the three and nine months ended September 30, 2022 as compared to the 2021 periods, due primarily to lower clinical trials expenses.
Third-party expenses for disitamab vedotin increased for the three and nine months ended September 30, 2022 as compared to the 2021 periods as we obtained exclusive license rights to disitamab vedotin for global development and commercialization outside of RemeGen’s territory in September 2021.
Third-party costs for other clinical stage programs increased for the three and nine months ended September 30, 2022 as compared to the 2021 periods due to higher clinical trial expenses.
Other costs, overhead, and net cost-sharing reimbursements from or payments made to collaborators decreased for the three and nine months ended September 30, 2022 from the comparable periods in 2021, due to the $200.0 million RemeGen upfront license payment in the 2021 periods, offset in part by higher employee-related costs and the $50.0 million upfront license payment made to LAVA Therapeutics. During the three months ended September 30, 2022 and 2021, net cost-sharing reimbursements from collaborators were $32.8 million and $22.6 million, respectively. During the nine months ended September 30, 2022 and 2021, net cost-sharing reimbursements from collaborators were $77.1 million and $62.9 million, respectively.
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

Selling, general and administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Selling, general and administrative	$210,378	$180,281	17%	$604,862	$505,253	20%
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2022 from the comparable periods in 2021, reflecting higher legal expenses primarily associated with the Daiichi Sankyo legal proceedings, and higher investments to support our ongoing European TUKYSA launches and the U.S. commercial launch of TIVDAK.
We anticipate that selling, general and administrative expenses will increase in 2022 as compared to 2021 due to higher legal expenses and as we continue our commercial activities in support of our product launches, and invest in infrastructure to support our continued growth in the U.S. and Europe.

Investment and other income, net

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
(Loss) gain on equity securities	$(2,669)	$4,966	(154)%	$(9,747)	$9,895	(199)%
Investment and other income, net	6,947	262	2,552%	10,226	1,360	652%
Total investment and other income, net	$4,278	$5,228	(18)%	$479	$11,255	(96)%
Investment and other income, net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities, realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
The loss on equity securities for the three and nine months ended September 30, 2022 was due to unrealized holding losses resulting from a decline in the share price of securities held during the respective periods. Investment and other income, net increased for the three and nine months ended September 30, 2022 due to higher yields on our debt securities investments for the 2022 periods.

Provision for income taxes

Our provision for income taxes was $2.3 million and $3.6 million for the three and nine months ended September 30, 2022, respectively, compared with $1.1 million for the three and nine months ended September 30, 2021. The provision for income taxes in the 2022 periods primarily related to taxable profits in the U.S. as a result of amendments to IRC Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act. We had existing federal tax carryforwards sufficient to offset any federal liability; however, there were limitations on the use of existing state tax carryforwards. Our income tax provision also reflected taxable profits in foreign jurisdictions partially offset by a foreign valuation allowance release.
Liquidity and capital resources

(in thousands)	September 30, 2022	December 31, 2021
Cash, cash equivalents, and investments	$1,763,702	$2,160,036
Working capital	2,033,621	2,300,340
Stockholders’ equity	2,821,811	3,065,139

	Nine months ended September 30,
(in thousands)	2022	2021
Cash provided (used) by:
Operating activities	$(374,311)	$(215,624)
Investing activities	264,727	287,902
Financing activities	60,013	55,432
The change in net cash from operating activities for the nine months ended September 30, 2022 as compared to the comparable period in 2021 was primarily related to an increase in net loss and increases in net working capital.
The change in net cash from investing activities for the nine months ended September 30, 2022 as compared to the comparable period in 2021 reflected differences between the amounts used for purchases of securities and proceeds from maturities of securities, and the difference for purchases of property, plant, and equipment.
The change in net cash from financing activities for the nine months ended September 30, 2022 as compared to the comparable period in 2021 was driven by the higher proceeds from the exercise of stock options and employee stock purchase plan.
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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of September 30, 2022, we had $1.8 billion held in cash, cash equivalents and investments.
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

Operating expenditures. Our primary uses of cash and operating expenses relate to paying employees and consultants, administering clinical trials, marketing our products, and providing technology and facility infrastructure to support our operations. Our research and development expenses for the nine months ended September 30, 2022 were $986.5 million and we expect to increase our investment in research and development expenses in 2022 as compared to 2021. Our sales, general and administrative expenses were $604.9 million for the nine months ended September 30, 2022, and we expect to increase our sales, general, and administrative expenses to support our business growth in 2022 as compared to 2021. On a long-term basis, we manage future cash requirements relative to our long-term business plans.
Operating costs also relate to our building leases for our office and laboratory facilities expiring in 2023 through 2029 that contain rate escalations and options for us to extend the leases. Our future minimum lease payments as of September 30, 2022 totaled $16.6 million related to short-term lease liabilities, and $53.1 million related to long-term lease liabilities. We signed a 20-year lease in June 2021 for a building complex in Everett, Washington that has not commenced as of September 30, 2022, and therefore rent payments are not included in lease liability balances as of September 30, 2022. Refer to Note 3 in the Notes to Financial Statements in Item 1 for further detail of our lease obligations.
Capital expenditures. We make investments in our office, laboratory, and manufacturing facilities to enable continued expansion of our business. These include leasehold and building improvements at our approximately 1 million square feet of leased and owned properties, installation of laboratory and manufacturing equipment, computers, software, and office equipment. Our purchases for property and equipment for the nine months ended September 30, 2022 were $48.1 million, and we anticipate these investments to grow in 2022 as compared to 2021 to support our anticipated business growth and long-term facility needs, including a significant multi-year investment in a building complex being constructed in Everett, Washington, which is expected to provide us additional manufacturing, laboratory, and office space in the future. We expect our capital expenditures for this Everett facility to be approximately $350 million to $400 million through 2024.
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
Royalties, milestones and profit-sharing associated with our licensed technology and collaboration agreements. Some of our license and collaboration agreements provide for periodic maintenance fees over specified time periods, profit share payments, and/or payments by us upon the achievement of development and regulatory milestones. Some of our licensing agreements also obligate us to pay royalties based on net sales of products utilizing licensed technology. Such royalties and profit share payments are dependent on future product sales and are contingent on events that have not yet occurred. Royalties and profit share payments totaled $189.4 million for the nine months ended September 30, 2022 and are expected to increase in future periods. Milestone payments generally become due and payable upon the achievement of certain events. There have been no material changes related to our future milestone payments potentially owed related to in-licensed technology as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed February 9, 2022.
Critical accounting policies
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the nine months ended September 30, 2022 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The successful commercialization of our products will also depend, in part, on the acceptance of our products by the medical community, patients and third-party payors.
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
•negative impacts related to global economic instability and inflationary pressures;
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
The U.S. Food and Drug Administration, or FDA, and other regulatory agencies have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained. Clinical trial data are subject to differing interpretations. Even if we believe data are promising, regulatory authorities may disagree and may require additional data, limit the scope of the approval or deny approval altogether. For example, although we presented positive results from the MOUNTAINEER trial and the FDA accepted the supplemental New Drug Application, or sNDA, for TUKYSA that was submitted under the FDA’s Accelerated Approval Program based on these results, the FDA or its advisors may disagree with our interpretation of the data from the trial. We cannot be certain that the sNDA submitted for TUKYSA in July 2022 will be approved in a timely manner or at all. Similarly, although we and Astellas announced the presentation of data from Cohort K of the EV-103 trial and submitted a supplemental Biologics License Application, or sBLA, based on these results under the FDA’s Accelerated Approval Program, the FDA or its advisors may disagree with our interpretation of the data from this trial. We cannot be certain the sBLA submitted for PADCEV in October 2022 will be accepted or approved in a timely manner or at all. It is possible that PADCEV may never be approved for use in any first-line setting or any other additional indications. In addition, the approval of a product candidate by one regulatory agency does not mean that other regulatory agencies will also approve such product candidate.

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
The regulatory review process may also take significantly longer than expected, which may delay or eliminate any potential revenues from sales of the affected product or product candidate. Target action dates and regulatory timelines may be subject to substantial delays. For example, although the FDA set target action dates for the sNDA we submitted for TUKYSA based on results from the MOUNTAINEER trial and the sBLA we submitted for ADCETRIS based on results from a Children’s Oncology Group Study, the FDA does not always meet its target action dates. In addition, although the FDA and EMA have programs to facilitate expedited development and accelerated approval processes, these programs may not result in faster development, review or approval than conventional procedures and do not assure ultimate approval. For example, although the FDA granted Breakthrough Therapy designation to each of PADCEV, TUKYSA and disitamab vedotin in a specified treatment setting and granted Priority Review to the sNDA we submitted for TUKYSA based on results from the MOUNTAINEER trial and the sBLA we submitted for ADCETRIS based on results from a Children’s Oncology Group study, these designations do not provide any assurance that PADCEV, TUKYSA or disitamab vedotin will receive marketing approval in the specified settings or in any other settings in a timely manner or at all. Disruptions at the FDA and other agencies due to reduced funding levels, government shutdowns, impacts associated with the COVID-19 pandemic or other factors, may also lead to delays in the regulatory review process. These disruptions may also slow our other interactions with regulatory agencies, which may slow our other product development efforts.
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
Sales of a new product and sales of an existing product in a new indication or territory are subject to significant risks and uncertainties and can be particularly difficult to predict. For example, the commercialization of TIVDAK is at an early stage and may not be successful. In addition to commercialization risks described elsewhere in this “Risk Factors” section, impacts related to the COVID-19 pandemic, including restrictions on in-person interactions and resulting impacts on our ability to connect with key customers and conduct payor engagements, could limit our and our collaborators’ abilities to effectively launch and commercialize a new product or to launch and commercialize an existing product in a new indication or territory. A proposed launch, including the launch of PADCEV and TUKYSA in countries where they have not yet launched, could also be delayed or impaired due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure, delays in obtaining or failure to obtain pricing and reimbursement approvals, or other factors. These risks could be heightened by impacts related to the COVID-19 pandemic. Delays or other difficulties due to any of these factors could negatively impact anticipated revenue from the affected product. In addition, prior to TUKYSA, we had no prior experience as an organization launching or commercializing a product outside the U.S. and Canada, which could adversely affect our ability to maximize the commercial potential of TUKYSA. If we and our collaborators are unable to successfully launch and commercialize any newly approved products and/or to successfully launch and commercialize our existing products in new indications or territories, then our business, results of operation, financial condition and growth prospects could be adversely affected.
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
The successful commercialization of our products will also depend, in part, on the acceptance of our products by the medical community, patients and third-party payors.
The degree of market acceptance among patients, physicians, and third-party payors is important to our ability to successfully commercialize our current and any future approved products. The degree of acceptance will depend on a number of factors including the clinical benefits of our products, the effectiveness of our marketing, sales and distribution strategy and operations, the perceived advantages and relative cost, safety and efficacy of alternative treatments, and the acceptance and degree of adoption of our products by institutional treatment pathways and institutional, local, and national clinical guidelines. In the U.S., many oncology practices and healthcare providers rely on the National Comprehensive Cancer Network® Clinical Practice Guidelines in Oncology or other institutional practice pathways in decisions related to treatment of patients and utilization of medicines. To the extent that our current or any future approved products are not included or positioned favorably in such treatment guidelines and pathways, the full utilization potential of our products may not be reached, which may harm our ability to successfully commercialize our current or any future approved products.
Any failures or setbacks in our ADC development program or our other platform technologies could negatively affect our business and financial position.
ADCETRIS, PADCEV, TIVDAK and our ladiratuzumab vedotin and disitamab vedotin product candidates are all based on antibody-drug conjugate, or ADC, technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our license agreements with AbbVie Biotechnology Ltd., or AbbVie, Astellas, Genentech, Inc., a member of the Roche Group, or Genentech, and GlaxoSmithKline LLC, or GSK, and our collaboration agreements with Takeda, Astellas, Genmab, Merck and Zai Lab. Any failures or setbacks in our ADC development program or with respect to our additional proprietary technologies, including adverse effects resulting from the use of this technology in human clinical trials and/or the imposition of clinical holds on our trials of our product candidates, could have a detrimental impact on the continued commercialization of our products in their current or any potential future approved indications and on our product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.
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

With respect to ADCETRIS, there are several other FDA approved drugs for its approved indications. Bristol-Myers Squibb’s, or BMS’s, nivolumab and Merck’s pembrolizumab are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Acrotech Biopharma’s pralatrexate and belinostat are approved for relapsed or refractory systemic anaplastic large cell lymphoma, or sALCL, among other T-cell lymphomas. Celgene's romidepsin is approved for cutaneous T-cell lymphoma. Kyowa Kirin’s mogamulizumab is approved for adult patients with relapsed or refractory mycosis fungoides or Sézary syndrome. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck conducted a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab to ADCETRIS. An interim analysis of this clinical trial demonstrated a statistically significant improvement in progression-free survival for pembrolizumab compared with ADCETRIS, resulting in a label expansion to an earlier line of therapy, and pembrolizumab is now competing with ADCETRIS in this indication. We are also aware of multiple investigational agents currently being studied that, if successful, may compete with ADCETRIS in the future, such as camidanlumab tesirine, which is in a phase 2 study in relapsed/refractory classical Hodgkin lymphoma. Nivolumab, with or without chemotherapy, in a phase 2 investigator initiated trial, has demonstrated significant objective response rate in the salvage setting. In the frontline classical Hodgkin lymphoma setting, nivolumab in combination with chemotherapy and pembrolizumab in combination with chemotherapy are each being studied and if proven beneficial, could compete with ADCETRIS in that setting. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including autologous hematopoietic stem cell transplant, allogeneic hematopoietic stem cell transplant and chemotherapy, in addition to clinical trials with experimental agents.
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
With respect to TUKYSA, there are multiple marketed products which target HER2, including the antibodies trastuzumab and pertuzumab and the antibody drug conjugate T-DM1. In addition, lapatinib is an EGFR/HER2 oral kinase inhibitor for the treatment of metastatic breast cancer, and neratinib is an irreversible pan-HER kinase inhibitor indicated for extended adjuvant treatment and treatment of metastatic breast cancer in patients who received two or more prior anti-HER2-based regimens. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki which was approved by the FDA for patients who have received one or more prior anti-HER2-based regimens in the metastatic breast cancer setting and in the HER2 positive gastric cancer setting post-trastuzumab-based therapy. The agent was also granted conditional marketing authorization by the EMA for the treatment of adult patients with unresectable or metastatic HER2-positive breast cancer who have received one or more prior anti-HER2-based regimens. The sequence of therapies patients receive for HER2+ breast cancer is likely to continue to change in both the U.S. and EU, with greater fam-trastuzumab deruxtecan-nxki use in second line. This has resulted and is expected to continue to result in increased competition for TUKYSA, which is approved by the FDA for patients who have received one or more prior anti-HER2-based regimens in the metastatic breast cancer setting, including in patients with brain metastases. MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, which is approved by the FDA for patients who have received at least two previous anti-HER2 regimens. Additionally, Byondis released results from a pivotal trial of its antibody drug conjugate, SYD985, in metastatic breast cancer patients treated with multiple anti-HER2-based regimens and the FDA accepted a regulatory submission based on these results with a target action date in the second quarter of 2023.

With respect to TIVDAK, in October 2021, the FDA approved Merck’s pembrolizumab in first line in combination with chemotherapy, with or without bevacizumab, for the treatment of recurrent or metastatic cervical cancer whose tumors express PD-L1 and was granted full approval in second line as a monotherapy for recurrent or metastatic cervical cancer patients with disease progression on or after chemotherapy in patients whose tumors express PD-L1. In April 2022, the European Commission, or EC, approved pembrolizumab as first-line therapy in combination with chemotherapy, with or without bevacizumab, for treatment of persistent, recurrent or metastatic cervical cancer whose tumors express PD-L1. We are also aware of other companies that currently have products in development for the treatment of late-stage cervical cancer which could be competitive with TIVDAK, including Agenus, BMS, Iovance Biotherapeutics, Merck, Regeneron Pharmaceuticals, Sanofi-Aventis and Roche. Cemiplimab is being reviewed in several countries outside the U.S. for the treatment of patients with recurrent or metastatic cervical cancer following progression on platinum-based chemotherapy. A supplemental Biologics License Application for cemiplimab was withdrawn in the U.S. in January 2022. Cemiplimab received Canadian approval in March 2022 and a positive opinion for an all comers label from the EU’s Committee for Medicinal Products for Human Use in October 2022, which may impact the potential future opportunity for TIVDAK in that geography.
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
The federal government has implemented reforms to government healthcare programs in the U.S., including changes to the methods for, and amounts of, Medicare reimbursement and changes to the Medicaid Drug Rebate Program. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act, which included changes to the Medicare Part B program requiring rebates for some discarded drug products that are expected to increase future rebates for ADCETRIS, TIVDAK and possibly PADCEV with a target implementation date of the first quarter of 2023. The Biden administration also recently announced an Executive Order that includes initiatives to support the implementation of Canadian drug importation and reduce drug prices. In response to President Biden’s Executive Order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize drug price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively beginning in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.
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
Other healthcare laws and regulations that may affect our ability to operate include, among others, the federal civil monetary penalties statute and the healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act, or HIPAA. In addition, many states and jurisdictions outside the U.S. have similar laws and regulations, such as anti-kickback, anti-bribery and corruption, false claims and transparency, to which we are currently and/or may in the future, be subject. Additional information about these requirements is provided under “Government Regulation—Healthcare Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data security and breach notification laws, personal data privacy laws, and consumer protection laws. The laws are not consistent, and states frequently amend existing laws, requiring attention to constantly changing regulatory requirements. For example, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020, and the California Privacy Rights Act, or CPRA, will take effect in January 2023 (with a look back for certain rights to January 2022). The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. We may also be subject to additional U.S. privacy regulations in the future, including the Virginia Consumer Data Protection Act and the Colorado Privacy Act, both of which become effective in 2023. In addition, at the federal level, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations impose additional obligations on certain types of individuals and entities with respect to the security, privacy and transmission of individually identifiable health information.
EU member countries and other jurisdictions, including Switzerland, the United Kingdom, or the U.K., and Canada, have also adopted data protection laws and regulations which impose significant compliance obligations. For example, the EU’s General Data Protection Regulation, or GDPR, imposes a range of requirements relating to the collection, use, handling and protection of personal data. Violations of the GDPR can result in significant penalties, including potential fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to all types of personal data that we process or that is processed on our behalf, including data from clinical trials, employees, collaborators and vendors. In addition, local data protection authorities can have different interpretations of the GDPR, leading to compliance challenges as a result of potential inconsistencies amongst various EU member states.

Among other requirements, the GDPR regulates transfers of personal data to countries that have not been found to provide adequate protection to such personal data, including the U.S. This includes transfers between us and our subsidiaries. In July 2020, the Court of Justice of the EU, or the CJEU, invalidated one of the primary safeguards enabling U.S. companies to import personal information from Europe, the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the EC’s Standard Contractual Clauses, or SCCs, provide sufficient protection for personal data transfers without analyzing each transfer and implementing supplementary measures to protect the data. As a result of the CJEU’s decision, the EC issued new SCCs in June 2021 that repeal and replace the previous clauses. Companies relying on the SCCs for transfers have until December 2022 to implement the new clauses. Following recommendations from the European Data Protection Board, we are reviewing personal data transfers from the EU and adding the new SCCs and supplementary measures, when required. Since local data protection authorities can interpret GDPR and the CJEU’s decision differently, there is no definitive set of controls that can ensure GDPR compliance across our business operations. In addition, authorities in Switzerland and the U.K., whose data protection laws are similar to those of the EU, have followed the EU’s approach and CJEU decision. Additional compliance efforts may be needed to respond to evolving regulatory guidance. If our compliance solutions are found to be insufficient, we could face substantial fines under European data protection laws as well as injunctions against processing and/or transferring personal information from Europe. The inability to import personal information from Europe could restrict our clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws, interfere with our ability to hire employees in Europe and require us to increase our data processing capabilities in Europe at significant expense.
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
The testing, manufacturing, marketing, and sale of products and product candidates expose us to product liability claims. As a result, it is possible that we may be named as a defendant in product liability suits that may allege that drug products we manufactured resulted in injury to patients. While we have obtained product liability insurance, it may not provide adequate coverage against all potential liabilities. In addition, we may not be able to maintain insurance coverage on acceptable terms or at all. If a product liability claim or series of claims is brought against us, we may experience substantial financial losses, including uninsured liabilities or liabilities in excess of insured amounts, and may be required to limit further development and commercialization of our products, either of which could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Additionally, product liability claims, regardless of their merits, could be costly, could divert management’s attention and could adversely affect our reputation and the demand for our products.
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
We have established collaborations with third parties to develop and market each of our products and some of our current and potential future product candidates. These include our collaborations with Takeda for ADCETRIS, with Astellas for PADCEV, with Merck for TUKYSA, and with Genmab and Zai Lab for TIVDAK. We also have established clinical trial collaborations to develop certain of our products or product candidates in combination with the products or product candidates of third parties. Our dependence on these collaboration and licensing arrangements subjects us to a number of risks, including:
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
We depend on third parties such as contract research organizations, medical institutions and clinical investigators to assist with the design, review, management and conduct of our clinical trials and other activities. Our reliance on these third parties reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with regulatory requirements, GCP and study protocols. To the extent these third parties fail to successfully carry out their contractual duties or meet expected deadlines, our clinical trials and regulatory filings may be negatively impacted including possible impacts to data, results, or conclusions, increased costs, and delays to regulatory timelines, which may harm our reputation and business.

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
We are engaged in multiple legal disputes with Daiichi Sankyo. We have been in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug ENHERTU® (fam-trastuzumab deruxtecan-nxki) and certain product candidates. On August 12, 2022, the arbitrator in this dispute ruled in favor of Daiichi Sankyo, citing statute of limitations and disagreement with us on the interpretation of the contract. On September 14, 2022, Daiichi Sankyo submitted a petition for approximately $58 million for reimbursement of its legal fees and costs associated with the arbitration. We filed an opposition to Daiichi Sankyo’s request on October 12, 2022. In addition, we filed a complaint in the U.S. District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the ‘039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the U.S. of ENHERTU. Daiichi Sankyo (as well as Daiichi Sankyo, Inc. and AstraZeneca) subsequently filed an action in the U.S. District Court for the District of Delaware seeking a declaratory judgment that ENHERTU does not infringe the ‘039 Patent. The Delaware action has been stayed by court order. Daiichi Sankyo, Inc. and AstraZeneca also filed two petitions for post-grant review with the USPTO seeking to have claims of the ‘039 Patent cancelled as unpatentable. On June 24, 2021, the USPTO issued a decision denying both petitions for post-grant review. On April 7, 2022, the USPTO granted a request on rehearing and instituted two post-grant review proceedings, but on July 15, 2022, the USPTO issued a new decision denying post-grant review of the claims asserted in the patent infringement action. On April 8, 2022, a jury in the U.S. District Court for the Eastern District of Texas found that Daiichi Sankyo willfully infringed the asserted claims of the ‘039 Patent with its ENHERTU product, and also found that the asserted claims were not invalid. The U.S. District Court for the Eastern District of Texas also denied Daiichi Sankyo’s claim that the ‘039 Patent should be unenforceable under the equitable theory of prosecution laches, entered judgment in favor of us based on the jury’s verdict that Daiichi Sankyo willfully infringed the ‘039 Patent consisting of pre-trial damages in the sum of $41.8 million, and awarded us pre- and post-trial interest and costs. We have requested a royalty in the range of 10-12% on Daiichi Sankyo’s future sales of ENHERTU in the United States through November 5, 2024, the current expiration date of the ‘039 Patent, as well as $12 million for reimbursement of our reasonable attorneys’ fees. As a result of these disputes, we have incurred and will continue to incur litigation expenses. In addition, from time to time, we may become involved in other lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to the defense and enforcement of our patent or other intellectual property rights and our contractual rights.

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
Our business is currently being adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic. Our ongoing increased reliance on personnel working from home may present operational and workplace culture challenges, negatively impact productivity or disrupt, delay or otherwise adversely impact our business. This could also increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. Our field-based personnel are using a mix of in-person interactions and electronic communications, such as emails, phone calls and video conferences, to support healthcare providers and patients. Many healthcare professionals continue to face additional demands on their time during the ongoing COVID-19 pandemic. We expect the different quality of electronic interactions as compared with in-person interactions, as well as the reduced quantity of interactions during the COVID-19 pandemic, to reduce the effectiveness of our sales personnel, as well as those of our collaborators, which could negatively affect our product sales and those of our collaborators, as well as physician awareness of our products. In this regard, we believe that the need to conduct some of our activities virtually is negatively impacting our ability to connect with key customers, including those familiar with competitive products, and our ability to conduct payor engagements.
We face a number of challenges that will limit our ability to fully resume in-person interactions, including the potential for increasing COVID-19 infection rates, COVID-19 variants, low vaccination rates or low booster uptake in different areas, and the need to navigate varying restrictions for entering healthcare facilities. In addition, we may subsequently decide or be forced to resume a more restrictive remote work model, whether as a result of further spikes or surges in COVID-19 infection or hospitalization rates or otherwise. Moreover, the long-term effects of the COVID-19 pandemic are also unknown and it is possible that following the pandemic, healthcare institutions could alter their policies with respect to in person visits by pharmaceutical company representatives. Future COVID-19 related restrictions could also present product distribution challenges.
The evolving effects of the COVID-19 pandemic appear to have negatively affected and may continue to negatively affect our product sales due to challenges in patient access to healthcare settings, loss of individual health insurance coverage, and inability to access government healthcare programs due to backlogs, some or all of which appear to have negatively affected Hodgkin lymphoma diagnosis rates earlier in the pandemic, may affect side effect management and course of treatment and may increase enrollment in our patient support programs. In this regard, impacts associated with the COVID-19 pandemic appear to have led to a reduction in the rate of Hodgkin lymphoma diagnoses earlier in the pandemic, may have adversely affected diagnosis rates of other cancers, and may further adversely affect rates of cancer diagnoses in the future. We also expect that the conversion of medical conferences to a virtual format may reduce our ability to effectively disseminate scientific information about our products, which may result in decreased physician awareness of our products, their approved indications and their efficacy and safety.

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
The effects of the COVID-19 pandemic have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, economic instability resulting from the effects of the COVID-19 pandemic could materially affect our business and the value of our common stock.
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
For example, the U.S. government and other nations have imposed sanctions, including significant restrictions on most companies’ ability to do business in Russia, as a result of the ongoing military conflict between Russia and Ukraine. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, the price and availability of energy, and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to continue expanding our operations internationally and to otherwise generate revenues and develop our product candidates internationally. In addition, a significant escalation or expansion of economic disruption or the conflict’s current scope could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Recent strengthening of the U.S. dollar as compared to other currencies, including currencies in jurisdictions where we and our licensees sell products, has adversely affected royalty revenues and TUKYSA net product sales in Europe and could further adversely affect these sources of revenues.
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
We actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, product candidates, technologies or businesses. We may spend significant amounts, issue dilutive securities and/or assume or incur significant debt obligations in connection with these transactions. In addition, these transactions, including our in-license of development and commercialization rights to disitamab vedotin and LAVA-1223, and any potential future acquisitions or licensing transactions entail numerous risks, including:
•risks associated with satisfying the closing conditions relating to such transactions and realizing their anticipated benefits;

•increased operating expenses and cash requirements;
•difficulty integrating acquired technologies, products, operations, compliance programs and personnel with our existing business;
•acquired or licensed products, product candidates or technologies, such as disitamab vedotin and LAVA-1223, may not perform as expected and may not result in regulatory approvals;
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
As a result of these or other problems and risks, businesses, technologies or products we acquire or invest in or obtain licenses to may not produce the revenues, earnings, business synergies or other benefits that we anticipated, within the expected timeframe or at all. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We cannot assure you that any acquisitions or investments we have made or may make in the future will be completed or that, if completed, the acquired business, licenses, investments, products, or technologies will generate sufficient revenue to offset the costs or other negative effects on our business. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that we fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, including in connection with our in-license of development and commercialization rights to disitamab vedotin and LAVA-1223, could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Moreover, we may not be able to identify, negotiate and close strategic acquisition or in-licensing opportunities in the future, and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Other pharmaceutical companies, many of which may have substantially greater resources, compete with us for these opportunities. Failure to effectively advance our business strategy and manage our operations through acquisitions or in-licensing transactions could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.
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
During the past several years, domestic and international financial markets have experienced, and they may continue to experience, extreme disruption from time to time, including, among other things, high volatility, significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. Such adverse capital and credit market conditions could make it more difficult to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. For example, our ability to raise additional capital may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the evolving effects of the COVID-19 pandemic, inflationary pressures, rising interest rates, the ongoing military conflict between Russian and Ukraine and related sanctions imposed against Russia and otherwise.
The potential future impairment of intangible assets and goodwill may negatively affect our results of operations and financial position.
As of September 30, 2022, we carried $518.0 million of intangible assets, net and goodwill on our condensed consolidated balance sheet. Our intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
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
•our failure to achieve the perceived benefits of our strategic transactions, including our in-license of development and commercialization rights to disitamab vedotin, as rapidly or to the extent anticipated by financial analysts or investors;
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
Based on information available to us as of September 30, 2022, the Baker Entities collectively beneficially owned approximately 25% of our common stock. In addition, based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and our outstanding shares of common stock as of September 30, 2022, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 53% of our voting power as of September 30, 2022. As a result, these stockholders are able to exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that other stockholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.

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
Investors are increasingly likely to factor ESG disclosures into their investment decisions. We have elevated the degree to which we manage, track and report on our ESG efforts and goals. Where provided, goal statements are aspirational, are subject to a number of risks, many of which are beyond our control, and are not guarantees. Our processes and operations may not always conform to various frameworks for identifying, measuring and reporting ESG metrics, and ESG reporting standards may change over time, either of which could result in significant revisions to reported metrics. In addition, our interpretation of reporting standards may differ from those of others. Any failure or perceived failure to pursue or fulfill our goals or to satisfy various reporting standards could have negative impacts on our reputation and stock price and expose us to litigation or government actions. Moreover, the SEC has recently proposed certain mandated ESG reporting requirements, such as the SEC’s proposed rules designed to enhance and standardize climate-related disclosures, which, if finally approved, would significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders may deem to negatively impact our reputation and/or that harm our stock price.
General Risk Factors
Changes in tax laws or regulations may have a material adverse effect on our business, results of operations, financial condition or growth prospects.
Due to economic and political conditions, various countries have made or are actively considering changes to existing tax laws, which could adversely affect our business operations and financial performance, and we cannot predict the form or timing of such changes. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the year incurred, requiring amortization in accordance with IRC Section 174. If this requirement is not repealed or otherwise modified, it will reduce our operating cash flows. In addition, the current U.S. presidential administration continues to pursue numerous corporate tax reform proposals to increase taxation of international business operations. Further, organizations such as the Organization for Economic Cooperation and Development have published actions plans that, if adopted by countries where we do business, could increase our tax obligations in those countries. Changes in corporate tax rates or in rules applicable to the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings or the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges, increase our future tax expense or otherwise have a material adverse effect on our business, results of operations, financial condition or growth prospects.
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

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.3	5/26/2011
3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc. (f/k/a Seattle Genetics, Inc.).	8-K	000-32405	3.1	10/8/2020
3.4	Amended and Restated Bylaws of Seagen Inc.	8-K	000-32405	3.1	4/15/2022
4.1	Specimen Stock Certificate.	10-K	000-32405	4.2	2/12/2021
4.2	Investor Rights Agreement dated July 8, 2003 among Seagen Inc. (f/k/a Seattle Genetics, Inc.) and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement dated September 10, 2015 between Seagen Inc. (f/k/a Seattle Genetics, Inc.) and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+†	License and Collaboration Agreement, effective October 7, 2011, between Genmab A/S and Seagen Inc. (f.k.a. Seattle Genetics, Inc.).	—	—	—	—
10.2+†	Seventh Amendment to Development and Supply Agreement dated January 2, 2013 between Seagen Inc. (f.k.a. Seattle Genetics, Inc.) and Abbott Laboratories, Inc.	—	—	—	—
10.3+†	Second Amendment to the Collaboration and License Agreement between Seagen Inc. and Agensys, Inc. dated effective January 1, 2022.	—	—	—	—
10.4+*	Form of Global Stock Unit Grant Notice and Global Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan (approved August 15, 2022).	—	—	—	—
10.5+*	Form of Global Performance Stock Unit Grant Notice and Global Performance Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan (approved August 15, 2022).	—	—	—	—
10.6+*	Form of Global Stock Option Grant Notice and Global Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan (approved August 15, 2022).	—	—	—	—
10.7+*	Form of French-Qualified Stock Unit Grant Notice and French-Qualified Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan (approved August 15, 2022).	—	—	—	—
31.1+	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	—	—	—	—

+	Filed herewith.
†	Certain confidential information contained in this Exhibit, marked by brackets in the Exhibit, has been omitted, because it is both not material and is the type that the registrant treats as private or confidential.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGEN INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	October 27, 2022