Form 10-Q
period 2023-03-31
Seagen Inc.
filed 2023-04-27
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of April 24, 2023, there were 187,503,979 shares of the registrant’s common stock outstanding.

Seagen Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
Seagen Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$335,847	$319,940
Short-term investments	1,154,425	1,415,130
Accounts receivable, net	495,777	501,912
Inventories	477,694	427,211
Prepaid expenses and other current assets	138,168	138,340
Total current assets	2,601,911	2,802,533
Property and equipment, net	263,997	248,179
Operating lease right-of-use assets	114,960	46,738
Intangible assets, net	231,826	237,516
Goodwill	274,671	274,671
Other non-current assets	55,931	64,895
Total assets	$3,543,296	$3,674,532
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$141,475	$207,851
Accrued liabilities and other	571,753	610,553
Total current liabilities	713,228	818,404
Long-term liabilities:
Operating lease liabilities, long-term	91,125	43,474
Other long-term liabilities	15,787	8,835
Total long-term liabilities	106,912	52,309
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 187,289 shares issued and outstanding at March 31, 2023 and 186,559 shares issued and outstanding at December 31, 2022	187	187
Additional paid-in capital	5,048,345	4,954,469
Accumulated other comprehensive income	3,708	3,510
Accumulated deficit	(2,329,084)	(2,154,347)
Total stockholders’ equity	2,723,156	2,803,819
Total liabilities and stockholders’ equity	$3,543,296	$3,674,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Net product sales	$468,639	$383,086
Royalty revenues	30,178	28,181
Collaboration and license agreement revenues	20,902	15,193
Total revenues	519,719	426,460
Costs and expenses:
Cost of sales	111,776	87,626
Research and development	356,015	297,659
Selling, general and administrative	236,441	174,225
Total costs and expenses	704,232	559,510
Loss from operations	(184,513)	(133,050)
Investment and other income (loss), net	14,400	(2,190)
Loss before income taxes	(170,113)	(135,240)
Provision for income taxes	4,624	1,254
Net loss	$(174,737)	$(136,494)
Net loss per share - basic and diluted	$(0.93)	$(0.74)
Shares used in computation of per share amounts - basic and diluted	186,889	183,647

Comprehensive loss:
Net loss	$(174,737)	$(136,494)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	1,370	(861)
Foreign currency translation (loss) gain	(1,172)	106
Total other comprehensive income (loss)	198	(755)
Comprehensive loss	$(174,539)	$(137,249)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balances as of December 31, 2021	183,381	$183	$4,607,816	$1,179	$(1,544,039)	$3,065,139
Net loss	—	—	—	—	(136,494)	(136,494)
Other comprehensive loss	—	—	—	(755)	—	(755)
Issuance of common stock for stock option exercises and employee stock purchase plan	463	1	26,663	—	—	26,664
Restricted stock vested during the period, net	48	—	—	—	—	—
Share-based compensation	—	—	43,913	—	—	43,913
Balances as of March 31, 2022	183,892	184	4,678,392	424	(1,680,533)	2,998,467

Balances as of December 31, 2022	186,559	$187	$4,954,469	$3,510	$(2,154,347)	$2,803,819
Net loss	—	—	—	—	(174,737)	(174,737)
Other comprehensive income	—	—	—	198	—	198
Issuance of common stock for stock option exercises and employee stock purchase plan	569	—	42,240	—	—	42,240
Restricted stock vested during the period, net	223	—	—	—	—	—
Shares withheld for tax withholdings during the period	(62)	—	(12,303)	—	—	(12,303)
Share-based compensation	—	—	63,939	—	—	63,939
Balances as of March 31, 2023	187,289	187	5,048,345	3,708	(2,329,084)	2,723,156
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(174,737)	$(136,494)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	63,939	43,913
Depreciation	12,423	11,402
Amortization of intangible assets	5,690	5,691
Amortization of right-of-use assets	3,979	2,952
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	(11,274)	184
Losses on equity securities	237	2,779
Deferred income taxes	211	155
Changes in operating assets and liabilities
Accounts receivable, net	6,135	(11,753)
Inventories	(50,483)	(75,084)
Prepaid expenses and other assets	541	(24,523)
Lease liability	(3,969)	(5,158)
Other liabilities	(102,335)	(30,876)
Net cash used by operating activities	(249,643)	(216,812)
Investing activities:
Purchases of securities	(618,151)	(655,940)
Proceeds from maturities of securities	891,500	700,000
Payments for lessor-owned assets	(2,358)	—
Purchases of property and equipment	(38,655)	(17,397)
Net cash provided by investing activities	232,336	26,663
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	42,240	26,664
Employee taxes paid related to net share settlement of stock-based awards	(12,303)	—
Net cash provided by financing activities	29,937	26,664
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	920	(353)
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,550	(163,838)
Cash, cash equivalents, and restricted cash at beginning of period	323,486	424,834
Cash, cash equivalents, and restricted cash at end of period	$337,036	$260,996
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
Pending Transaction with Pfizer
In March 2023, we entered into a definitive merger agreement under which, on the terms and subject to the conditions thereof, Pfizer Inc., or Pfizer, will acquire Seagen for $229 in cash per Seagen share for a total enterprise value of $43 billion. The companies seek to accelerate the next generation of cancer breakthroughs and bring new solutions to patients by combining the power of Seagen’s ADC technology with the scale and strength of Pfizer’s capabilities and expertise. The companies expect to complete the transaction, which we refer to herein as the Pfizer Merger, in late 2023 or early 2024, subject to fulfillment of customary closing conditions, including approval of our stockholders and receipt of required regulatory approvals.
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
The condensed consolidated balance sheet data as of December 31, 2022 were derived from audited financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position and results of our operations as of and for the periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Non-cash activities
We had $23.9 million and $20.1 million of accrued capital expenditures as of March 31, 2023 and December 31, 2022, respectively. Accrued capital expenditures are treated as a non-cash investing activity and, accordingly, have not been included in the condensed consolidated statement of cash flows until such amounts have been paid in cash. We recorded $72.2 million and $0.0 million right-of-use assets during the three months ended March 31, 2023 and 2022, respectively, and lease liabilities of $49.7 million and $0.0 million during the three months ended March 31, 2023 and 2022, respectively.
Investments
We hold certain equity securities which are reported at estimated fair value based on quoted market prices. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.

We invest our available cash primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, realized losses and declines in the value of debt securities judged to be other-than-temporary are included in investment and other income (loss), net. The cost of debt securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income (loss), net. Interest and dividends earned are included in investment and other income (loss), net. Accrued interest receivable as of March 31, 2023 and December 31, 2022, were $0.8 million and $5.2 million, respectively, and were included in prepaid expenses and other current assets. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.
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
Restricted Cash
As of March 31, 2023, we had $1.2 million cash held in escrow restricted by a contractual agreement related to our Everett, Washington building construction project. The restricted cash was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet. We determine classification based on the expected duration of the restriction.
Our total cash, cash equivalents, and restricted cash, as presented in the condensed consolidated statements of cash flows, was as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$335,847	$319,940
Restricted cash included in prepaid expenses and other current assets	1,189	3,546
Total cash, cash equivalents, and restricted cash as presented in the condensed consolidated statements of cash flows	$337,036	$323,486
Intangible assets, net
Our intangible assets are primarily comprised of acquired TUKYSA technology. The following table presents the balances of our finite-lived intangible assets for the periods presented:

(dollars in thousands)	March 31, 2023	December 31, 2022
Gross carrying value	$305,650	$305,650
Less: accumulated amortization	(73,824)	(68,134)
Total	$231,826	$237,516
The following table presents our amortization expense related to acquired TUKYSA technology costs, included in cost of sales in our condensed consolidated statements of comprehensive loss, for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Amortization expense	$5,690	$5,691
The weighted average remaining useful life of our finite-lived intangible assets was approximately 10 years as of March 31, 2023, and estimated future amortization expense related to acquired TUKYSA is $17.4 million for the nine months ending December 31, 2023, and TUKYSA technology costs is $23.1 million for each of the years ending December 31, 2024 through December 31, 2028.

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

2. Revenue from contracts with customers
The following table presents our disaggregated revenue for the periods presented.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
ADCETRIS	$243,062	$180,989
PADCEV	118,706	100,207
TUKYSA	87,376	90,475
TIVDAK	19,495	11,415
Net product sales	$468,639	$383,086
Royalty revenues	$30,178	$28,181
Collaboration and license agreement revenues	$20,902	$15,193
Total revenues	$519,719	$426,460

3. Leases
We have operating leases for our office and laboratory facilities with terms that expire from 2023 through 2042. We recorded $72.2 million and $0.0 million right-of-use assets during the three months ended March 31, 2023 and 2022, respectively, and lease liabilities of $49.7 million and $0.0 million during the three months ended March 31, 2023 and 2022, respectively. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of March 31, 2023.
In June 2021, we entered into a lease agreement for an approximately 258,000 square foot building complex to be constructed by the landlord on approximately 20.5 acres of land in Everett, Washington. We intend to use the building for future manufacturing, laboratory, and office space. Under the terms of the lease, base rent is payable at an initial rate of $4.0 million per year, subject to annual escalations of 3% during the initial term of 20 years. The lease commenced in January 2023 when construction and delivery of the building shell and related improvements by the landlord were substantially completed. We recorded a lease liability and right-of-use assets on our condensed consolidated balance sheet as of March 31, 2023. We have an option to renew the lease for two additional terms of ten years each. In addition, we have an option to purchase the premises in the future.
Supplemental operating lease information was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Operating lease cost	$5,432	$4,195
Variable lease cost	1,134	1,072
Total lease cost	$6,566	$5,267
Cash paid for amounts included in measurement of lease liabilities	$4,254	$4,553

	As of March 31,
	2023	2022
Weighted average remaining lease term	12.2 years	5.7 years
Weighted average discount rate	6.6%	5.0%
Operating lease liabilities were recorded in the following captions of our condensed consolidated balance sheet as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Accrued liabilities and other	$13,765	$14,517
Operating lease liabilities, long-term	91,125	43,474
Total	$104,890	$57,991

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

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock options and RSUs	8,292	9,632

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
The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
March 31, 2023
Short-term investments—U.S. Treasury securities	$1,154,425	$—	$—	$1,154,425
Other non-current assets—equity securities	3,617	—	—	3,617
Total	$1,158,042	$—	$—	$1,158,042
December 31, 2022
Short-term investments—U.S. Treasury securities	$1,415,130	$—	$—	$1,415,130
Other non-current assets—equity securities	3,854	—	—	3,854
Total	$1,418,984	$—	$—	$1,418,984
Our short-term debt investments portfolio only contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and have a zero loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three months ended March 31, 2023 and 2022, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of March 31, 2023 or December 31, 2022.

Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2023
U.S. Treasury securities	$1,154,642	$189	$(406)	$1,154,425
Contractual maturities (at date of purchase):
Due in one year or less	$1,138,710			$1,138,552
Due in one to two years	15,932			15,873
Total	$1,154,642			$1,154,425
December 31, 2022
U.S. Treasury securities	$1,416,717	$96	$(1,683)	$1,415,130
Contractual maturities (at date of purchase):
Due in one year or less	$1,400,852			$1,399,382
Due in one to two years	15,865			15,748
Total	$1,416,717			$1,415,130

6. Investment and other income (loss), net
Investment and other income (loss), net consisted of the following:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Loss on equity securities	$(237)	$(2,779)
Investment and other income, net	14,637	589
Total investment and other income (loss), net	$14,400	$(2,190)
Loss on equity securities includes the realized and unrealized holding gains and losses on our equity securities. At times, we hold equity investments in certain companies acquired in relation to a strategic partnership. Shares held at the end of reporting periods are marked to market in our condensed consolidated financial statements, which can result in unrealized gains and losses.

7. Inventories
Inventories consisted of the following:

(dollars in thousands)	March 31, 2023	December 31, 2022
Raw materials	$13,999	$14,916
Work in process	396,960	357,275
Finished goods	66,735	55,020
Total	$477,694	$427,211
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

8. Accrued liabilities
Accrued liabilities consisted of the following:

(dollars in thousands)	March 31, 2023	December 31, 2022
Clinical trial and related costs	$193,422	$194,006
Gross-to-net deductions and third-party royalties	127,940	119,289
Employee compensation and benefits	100,340	175,506
Acquisition related expenses	29,698	—
Contract manufacturing	22,015	21,638
Other	98,338	100,114
Total	$571,753	$610,553
We have incurred approximately $30 million in acquisition related expenses in connection with the pending merger with Pfizer.

9. Share-based compensation
The following table presents our total share-based compensation expense for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Research and development	$30,067	$23,076
Selling, general and administrative	33,872	20,837
Total share-based compensation expense	$63,939	$43,913
As of March 31, 2023, there was $240.2 million of unrecognized compensation cost related to unvested options including options subject to market-based performance metrics, and restricted stock unit awards, excluding our performance-based RSUs, net of forfeitures. The estimated unrecognized compensation expense related to our performance-based RSUs was approximately $65 million as of March 31, 2023.

10. Income taxes
For the three months ended March 31, 2023, we had taxable profits in the U.S. as a result of amendments to IRC Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act. We recorded an income tax provision for the three months ended March 31, 2023 of $4.6 million, primarily related to estimated state tax liabilities for which there were limitations on the use of existing state tax carryforwards. We had existing federal tax carryforwards sufficient to offset most of the federal liability. Our income tax provision also reflected taxable profits in foreign jurisdictions. Our effective tax rate for the three months ended March 31, 2023 of approximately 2.7% differed from the federal statutory rate primarily because we have provided a valuation allowance against substantially all our deferred tax assets.
For the three months ended March 31, 2022, we had taxable profits in the U.S. as a result of amendments to IRC Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act. We recorded an income tax provision of $1.3 million, primarily related to estimated state tax liabilities for which there were limitations on the use of existing state tax carryforwards. We had existing federal tax carryforwards sufficient to offset any federal liability. Our income tax provision also reflected taxable profits in foreign jurisdictions. For the three months ended March 31, 2022, our effective tax rate of approximately 0.9% differed from the federal statutory rate primarily because we have provided a valuation allowance against substantially all our deferred tax assets.

11. Legal matters
From time to time, we are involved in legal matters, including the disputes below. As a result of these disputes, we have incurred and will continue to incur litigation expenses.

Dispute over ownership of intellectual property
We have been in a dispute with Daiichi Sankyo Co. Ltd., or Daiichi Sankyo, regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug Enhertu® (fam-trastuzumab deruxtecan-nxki) and certain product candidates. We believe that the linker and other ADC technology used in Enhertu and these drug candidates are improvements to our ADC technology, the ownership of which, we contended, was assigned to us under the terms of a 2008 collaboration agreement between us and Daiichi Sankyo, or the Daiichi Sankyo Collaboration Agreement.
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
While we oppose any fees being awarded to Daiichi Sankyo, a liability between approximately $14-58 million is reasonably estimable. An estimate of our liability for these fees towards the low end of the range has been accrued in liabilities in our condensed consolidated financial statements. It is reasonably possible the arbitrator will render an award pursuant to Daiichi Sankyo’s request that is different from what we have accrued or estimated and that we will need to adjust our estimate in future periods pursuant to the arbitrator’s award.
Patent infringement
On October 19, 2020, we filed a complaint in the United States District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the ’039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the United States of the cancer drug Enhertu. The remedies sought in this action include, among other remedies, a judgment that Daiichi Sankyo infringed one or more valid and enforceable claims of the ’039 Patent, monetary damages and a running royalty.
Daiichi Sankyo (as well as Daiichi Sankyo, Inc. and AstraZeneca Pharmaceuticals, LP, or AstraZeneca) subsequently filed an action on November 13, 2020 in the U.S. District Court for the District of Delaware seeking a declaratory judgment that Enhertu does not infringe the ’039 Patent. The Delaware action has been stayed by court order.
Daiichi Sankyo, Inc. and AstraZeneca also filed two petitions for post-grant review on December 23, 2020 and January 22, 2021 with the U.S. Patent and Trademark Office, or USPTO, seeking to have claims of the ’039 Patent cancelled as unpatentable. On June 24, 2021, the USPTO issued a decision denying both petitions for post-grant review. On April 7, 2022, the USPTO granted a request on rehearing and instituted two post-grant review proceedings, but on July 15, 2022, the USPTO issued a new decision denying post-grant review of the claims asserted in the patent infringement action. On February 7, 2023, in response to Daiichi Sankyo and AstraZeneca’s second request for rehearing of the denial of the post-grant review to the USPTO and for Precedential Opinion Panel, or POP, review, the Precedential Opinion Panel issued an order denying the request for POP review but directing the USPTO panel evaluating the second rehearing request to make an explicit finding using its own discretion as to whether the post-grant review petition presents a “compelling” showing of invalidity as part of its ruling on the pending second rehearing request. The panel was also directed to rule on the second rehearing request within two weeks from the POP order. On February 14, 2023, the panel decided to institute the post-grant review of the claims of the ’039 Patent asserted in the patent infringement action.

On April 8, 2022, a jury in the United States District Court for the Eastern District of Texas found that Daiichi Sankyo willfully infringed the asserted claims of the ’039 Patent with its Enhertu product, and also found that the asserted claims were not invalid. The jury further awarded damages of $41.8 million for infringement from October 20, 2020 through March 31, 2022. The U.S. District Court for the Eastern District of Texas also denied Daiichi Sankyo’s claim that the ’039 Patent should be unenforceable under the equitable theory of prosecution laches, entered judgment in favor of us based on the jury’s verdict that Daiichi Sankyo willfully infringed the ’039 Patent consisting of pre-trial damages in the sum of $41.8 million, and awarded us pre- and post-trial interest and costs. We have requested a royalty in the range of 10-12% on Daiichi Sankyo’s future sales of Enhertu in the United States through November 5, 2024, the current expiration date of the ’039 Patent, as well as $12 million for reimbursement of our reasonable attorneys’ fees. Pursuant to ASC 450, awards of this nature must be either realized or realizable to be reflected in the company’s financial statements. No amounts related to these patent infringement matters have been reflected in our condensed consolidated financial statements as of March 31, 2023.
PADCEV product liability litigation

On March 14, 2023, a purported class action was filed in the United States District Court for the Central District of California against us, Astellas and Agensys, Inc., alleging that the defendants failed to warn of side effects to the skin that can occur when taking PADCEV. The complaint alleges claims under strict liability, negligence and fraud, and seeks damages, including punitive damages, interest, attorneys’ fees and costs. We intend to vigorously defend against these claims. No amounts related to these matters have been reflected in our condensed consolidated financial statements as of March 31, 2023.
Litigation related to the Pfizer Merger
Four lawsuits have been filed by purported Seagen stockholders in connection with the Pfizer Merger. The complaints allege, among other things, that certain disclosures in the preliminary proxy statement we filed on April 14, 2023 in connection with the Pfizer Merger were materially incomplete and misleading. The four actions are captioned O’Dell v. Seagen Inc., et al., No. 1:23-cv-03254 (Apr. 19, 2023), filed in the United States District Court for the Southern District of New York, Boyd v. Seagen Inc., et al., No. 1:23-cv-03309 (Apr. 20, 2023), filed in the United States District Court for the Southern District of New York, Wang v. Seagen Inc., et al., No. 1:23-cv-03302 (Apr. 20, 2023), filed in the United States District Court for the Southern District of New York, and Ober v. Seagen Inc., et al., No. 1:23-cv-03378 (Apr. 21, 2023), filed in the United States District Court for the Southern District of New York. The complaints name us and the current members of our board of directors as defendants. The complaints allege, among other things, violations of Sections 14(a) and 20(a) of the Exchange Act, 15 U.S.C. §§ 78n(a), 78t(a), SEC Rule 14a-9, 17 C.F.R. 240.14a-9 and 17 C.F.R. § 244.100. The complaints seek, among other relief, to enjoin us from consummating the Pfizer Merger and to be awarded rescissory damages, including reasonable attorneys’ and expert fees and expenses. We believe that the allegations asserted in the complaints are without merit. We are not aware of the filing of other lawsuits challenging the Pfizer Merger or the proxy statement; however, additional lawsuits arising out of the Pfizer Merger or the related proxy statement may be filed in the future. No amounts related to these matters have been reflected in our condensed consolidated financial statements as of March 31, 2023.

12. Subsequent event
In April 2023, we granted certain employees retention awards of approximately $280 million in the form of cash (20%) and RSUs (80%) to incentivize employees to remain employed at the company during the pendency of the transaction and following the closing of the transaction. The awards consist of 20% in the form of cash that vests on the 9-month anniversary of the grant, 30% in the form of RSUs that vest on the 18-month anniversary of the grant, 25% in the form of RSUs that vest on the 24-month anniversary of the grant, and 25% in the form of RSUs that vest on the 30-month anniversary of the grant.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q, “Seagen,” “we,” “us” and “our” refer to Seagen Inc. and its wholly-owned subsidiaries. This Quarterly Report on Form 10-Q, including the following discussion of our financial condition and results of operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements except as required by law. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Part II Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Overview
Seagen is a biotechnology company that develops and commercializes targeted therapies to treat cancer. We are commercializing ADCETRIS®, or brentuximab vedotin, for the treatment of certain CD30-expressing lymphomas, PADCEV®, or enfortumab vedotin-ejfv, for the treatment of certain metastatic urothelial cancers, TUKYSA®, or tucatinib, for the treatment of certain metastatic HER2-positive cancers, and TIVDAK®, or tisotumab vedotin-tftv, for the treatment of certain metastatic cervical cancers. We are also advancing a pipeline of novel therapies for solid tumors and blood-related cancers designed to address unmet medical needs and improve treatment outcomes for patients. Many of our programs, including ADCETRIS, PADCEV and TIVDAK, are based on our antibody drug conjugate, or ADC, technology that utilizes the targeting ability of monoclonal antibodies to deliver cell-killing agents directly to cancer cells.
First quarter 2023 highlights and recent developments
Business Highlights
•We reported 22% growth for both net product sales and total revenue for the first quarter in 2023 as compared to the same period of the prior year.
•In March 2023, we entered into a definitive merger agreement under which, on the terms and subject to the conditions thereof, Pfizer Inc., or Pfizer, will acquire Seagen for $229 in cash per Seagen share for a total enterprise value of $43 billion. The companies seek to accelerate the next generation of cancer breakthroughs and bring new solutions to patients by combining the power of Seagen’s ADC technology with the scale and strength of Pfizer’s capabilities and expertise. The companies expect to complete the transaction in late 2023 or early 2024, subject to fulfillment of customary closing conditions, including approval of our stockholders and receipt of required regulatory approvals.
Product and Pipeline Highlights
PADCEV
•In April 2023, the U.S. Food and Drug Administration, or FDA, granted PADCEV with pembrolizumab accelerated approval in the U.S. as a combination therapy for the treatment of adult patients with locally advanced or metastatic urothelial cancer, or la/mUC, who are not eligible to receive cisplatin-containing chemotherapy. Continued approval for this indication is contingent upon verification and description of clinical benefit in the EV-302 confirmatory trial. It is the first treatment option combining an antibody-drug conjugate plus a programmed death receptor-1, or PD-1, inhibitor in this patient population.
•In April 2023, based on the results of the EV-103 trial, the National Comprehensive Cancer Network Clinical Practice Guidelines in Oncology, or NCCN Guidelines®, for Bladder Cancer were updated to include PADCEV with KEYTRUDA as a Preferred Regimen (Category 2A) for first-line therapy for patients with la/mUC who are not eligible to receive cisplatin-containing chemotherapy.

•In March 2023, we and Astellas announced the Center for Drug Evaluation of the China National Medical Products Administration has accepted a Biologics License Application for PADCEV for the treatment of patients with la/mUC who received prior treatment with a PD-1 or programmed death-ligand 1, or PD-L1, inhibitor and platinum-based chemotherapy.
TUKYSA
•In January 2023, the FDA granted accelerated approval to TUKYSA in combination with trastuzumab for adult patients with RAS wild-type, HER2-positive unresectable or metastatic colorectal cancer that has progressed following treatment with fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy. This is the first FDA-approved treatment specifically for HER2-positive metastatic colorectal cancer. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials.
ADCETRIS
•ADCETRIS received Orphan Drug Exclusivity that provides seven years of market exclusivity for its recently approved indication in children with previously untreated high risk Hodgkin lymphoma. ADCETRIS received FDA approval for this indication in November 2022.
TIVDAK
•In February 2023, we and our partner Genmab completed patient enrollment in the innovaTV 301 trial evaluating TIVDAK versus investigator’s choice of chemotherapy in recurrent or metastatic cervical cancer. We have initiated an extension study in China which continues to enroll patients. The trial is intended to support global registrations and potentially serve as a confirmatory trial for the accelerated approval of TIVDAK in the U.S.
•In April 2023, at the American Association for Cancer Research, or AACR, Annual Meeting, we presented data from an interim analysis of the Part C portion of the innovaTV 207 Phase 2 clinical trial of TIVDAK given every 2 weeks in patients with recurrent or metastatic squamous cell carcinoma of the head and neck who have progressed on or after prior platinum combination chemotherapy and immunotherapy, if eligible. Results with this regimen demonstrated encouraging preliminary antitumor activity with a confirmed overall response rate of 40% and a manageable safety profile.
Earlier-Stage Programs
•In April 2023, we presented multiple abstracts at the AACR Annual Meeting, including data from our early-stage clinical, preclinical and discovery research programs. The first clinical data was presented for SEA-TGT that demonstrated a manageable and tolerable safety profile with initial monotherapy antitumor activity in solid tumors and lymphomas. In addition, we presented on multiple new ADC technologies. These included the first preclinical data from Seagen and Sanofi for a novel topoisomerase I inhibitor ADC targeting CEACAM5, showing potent antitumor activity in patient-derived colorectal cancer models.

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
Indicated:
•as a single agent for the treatment of adult patients with locally advanced or metastatic urothelial cancer who:
•have previously received a PD-1 or PD-L1 inhibitor and platinum-containing chemotherapy, or
•are ineligible for cisplatin-containing chemotherapy and have previously received one or more prior lines of therapy.
•in combination with pembrolizumab for the treatment of adult patients with locally advanced or metastatic urothelial cancer who are not eligible for cisplatin-containing chemotherapy

Breast Cancer
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

ADCETRIS®
ADCETRIS is an ADC targeting CD30, which is a protein located on the surface of cells and highly expressed in Hodgkin lymphoma, certain T-cell lymphomas as well as other cancers. ADCETRIS first received FDA approval in 2011 and is now approved in a total of seven indications to treat Hodgkin lymphoma and certain T-cell lymphomas in various settings, including as frontline therapy for both adult and pediatric patients.
The most recent approval was granted in November 2022 for the treatment of pediatric patients two years and older with previously untreated high risk classical Hodgkin lymphoma, in combination with doxorubicin, vincristine, etoposide, prednisone, and cyclophosphamide. The approval resulted in a grant of pediatric exclusivity, which extends the period of U.S. market exclusivity for ADCETRIS by an additional six months. Additionally, the FDA granted Orphan Drug Exclusivity that provides seven years of market exclusivity for its recently approved indication in children with previously untreated high risk Hodgkin lymphoma.
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
PADCEV®
PADCEV is an ADC targeting Nectin-4, a protein expressed on the surface of cells and highly expressed in bladder cancer as well as other cancers. PADCEV was granted accelerated approval by the FDA in December 2019 for the treatment of adult patients with la/mUC who have previously received a PD-1 or PD-L1 inhibitor and a platinum-containing chemotherapy before (neoadjuvant) or after (adjuvant) surgery in the locally advanced or metastatic setting. FDA approval of PADCEV was supported by data from a single-arm pivotal phase 2 clinical trial called EV-201.
In July 2021, the FDA converted PADCEV’s accelerated approval to regular approval in the U.S., in addition to granting regular approval for a new indication for adult patients with la/mUC who are ineligible for cisplatin-containing chemotherapy and have previously received one or more prior lines of therapy. The conversion to regular approval was supported by the pivotal phase 3 clinical trial called EV-301 and the expanded indication was supported by data from the second cohort in the EV-201 trial. The FDA reviewed the application for regular approval under the Oncology Center of Excellence’s, or OCE’s, Real Time Oncology Review, or RTOR, pilot program.
In April 2022, the European Commission, or EC, approved PADCEV as monotherapy for the treatment of adult patients with la/mUC who have previously received a platinum-containing chemotherapy and a PD-1/L1 inhibitor. The approval is applicable in the European Union member states, as well as Iceland, Norway and Liechtenstein.
PADCEV is also approved in other countries for previously treated la/mUC, including Brazil, Canada, Japan, Great Britain and Switzerland.
In April 2023, the FDA granted PADCEV with pembrolizumab accelerated approval in the U.S. as a combination therapy for the treatment of adult patients with la/mUC who are not eligible to receive cisplatin-containing chemotherapy. Continued approval for this indication is contingent upon verification and description of clinical benefit in the EV-302 confirmatory trial.
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
In January 2023, TUKYSA received accelerated approval from the FDA in combination with trastuzumab for adult patients with RAS wild-type, HER2-positive unresectable or metastatic colorectal cancer that has progressed following treatment with fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy. The approval was based on tumor response rate and durability of response from the phase 2 MOUNTAINEER clinical trial. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials.
We are responsible for commercializing TUKYSA in the U.S., Canada and Europe. In September 2020, we entered into a license and collaboration agreement, or the TUKYSA Agreement, with Merck & Co., Inc., or Merck, pursuant to which we granted exclusive rights to Merck to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe.
TIVDAK®
TIVDAK is an ADC targeting tissue factor, a protein expressed on the surface of cells that has increased levels of expression on multiple solid tumors. The FDA granted accelerated approval of TIVDAK in September 2021 for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. FDA approval was supported by data from the innovaTV 204 trial where it was evaluated in patients with recurrent or metastatic cervical cancer who had received no more than two prior systemic regimens in the recurrent or metastatic setting, including at least one prior platinum-based chemotherapy regimen. Continued approval is contingent upon verification and description of clinical benefit in confirmatory trials.
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
PADCEV (enfortumab vedotin-ejfv)
In addition to jurisdictions where PADCEV is currently approved, applications are under review for approval in the previously treated metastatic urothelial cancer setting in other countries. In collaboration with Astellas, we are conducting or planning to conduct clinical trials across the spectrum of bladder cancer including ongoing trials in frontline metastatic urothelial cancer and muscle invasive bladder cancer. We are planning to conduct a trial in non-muscle invasive bladder cancer. In addition, we are conducting a trial in a range of other solid tumors.
PADCEV is continuing to be investigated in first-line metastatic urothelial cancer and earlier stages of bladder cancer. We and Astellas are conducting a phase 1b/2 clinical trial, called EV-103, that is a multi-cohort, open-label trial of PADCEV alone or in combination with other agents. The trial is evaluating safety, tolerability and activity in locally advanced and first- and second-line metastatic urothelial cancer, and was expanded to include muscle invasive bladder cancer, or MIBC. In April 2023, the FDA granted PADCEV with pembrolizumab accelerated approval in the U.S. as a combination therapy for the treatment of adult patients with la/mUC who are not eligible to receive cisplatin-containing chemotherapy. Continued approval for this indication is contingent upon verification and description of clinical benefit in the EV-302 confirmatory trial.
We are conducting a global, registrational phase 3 clinical trial, called EV-302, in frontline metastatic urothelial cancer in collaboration with Astellas and Merck. We, Astellas and Merck are jointly funding EV-302 and the trial is being conducted by us. EV-302 is an open-label, randomized phase 3 clinical trial evaluating the combination of PADCEV and pembrolizumab versus chemotherapy alone in patients with previously untreated la/mUC. The trial includes metastatic urothelial cancer patients who are either eligible or ineligible for cisplatin-based chemotherapy. The trial has dual primary endpoints of PFS and OS and is intended to support global regulatory submissions and potentially serve as a confirmatory trial for the accelerated approval granted based on EV-103. In November 2022, we completed enrollment in the EV-302 trial, and we have initiated an extension study in China which continues to enroll patients. Based on study assumptions, we estimate we could report topline data by the end of 2023.
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
We are conducting a phase 3 randomized trial, called HER2CLIMB-02, evaluating TUKYSA versus placebo, each in combination with T-DM1, for patients with unresectable locally advanced or metastatic HER2-positive breast cancer, including those with brain metastases, who have had prior treatment with a taxane and trastuzumab. In June 2022, we completed enrollment in the HER2CLIMB-02 trial and expect to report topline data in the third quarter of 2023. For this trial, we have initiated an extension study in China which continues to enroll patients.

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
In addition, we are conducting a phase 3 clinical trial, called MOUNTAINEER-03, in combination with trastuzumab and mFOLFOX6 in first-line HER2-positive metastatic colorectal cancer, which is intended to serve as a confirmatory trial for the accelerated approval in the U.S. based on the MOUNTAINEER trial and potentially support future global regulatory submissions. We also have an ongoing phase 1b trial evaluating TUKYSA in combination with trastuzumab and oxaliplatin based chemotherapy in first-line HER2-positive unresectable or metastatic colorectal, gastric, esophageal and gallbladder cancers.
TIVDAK (tisotumab vedotin-tftv)
In collaboration with Genmab, we are developing TIVDAK for metastatic cervical cancer and are evaluating it as a potential therapy in other solid tumors. The FDA granted accelerated approval of TIVDAK in September 2021 for the treatment of adult patients with recurrent or metastatic cervical cancer with disease progression on or after chemotherapy. Continued approval is contingent upon verification and description of clinical benefit in confirmatory trials. In December 2022, the NCCN Guidelines were updated elevating TIVDAK to a Category 2A Preferred Regimen for second-line or subsequent recurrent or metastatic cervical cancer.
In January 2021, we and Genmab initiated a phase 3 clinical trial, called innovaTV 301, to evaluate TIVDAK compared to chemotherapy in patients with recurrent or metastatic cervical cancer who have received one or two prior lines of therapy. innovaTV 301 is intended to support global regulatory applications for potential approvals in regions where innovaTV 204 does not support approval and to serve as a confirmatory trial in the U.S. In February 2023, we completed enrollment in the innovaTV 301 trial, and we have initiated an extension study in China which continues to enroll patients.
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
We are conducting a phase 2 clinical trial, called innovaTV 207, for patients with relapsed, locally advanced or metastatic solid tumors. In April 2023, data was presented at the AACR Annual Meeting from an interim analysis of the Part C portion of the innovaTV 207 Phase 2 study of TIVDAK given every 2 weeks in patients with recurrent or metastatic squamous cell carcinoma of the head and neck who have progressed after prior platinum combination, immunotherapy, and targeted therapy, if eligible. Results with this regimen demonstrated encouraging preliminary antitumor activity with a confirmed overall response rate of 40% and a manageable safety profile.
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
In April 2023, we reported the first clinical data for SEA-TGT that demonstrated a manageable and tolerable safety profile with initial monotherapy antitumor activity in solid tumors and lymphomas at the AACR Annual Meeting.
In November 2022, we reported interim phase 1 monotherapy results for SGN-B6A at the Society for Immunotherapy of Cancer’s, or SITC’s, Annual Meeting. In the study, dose escalation cohorts enrolled 79 participants with metastatic or unresectable solid tumors, whose disease had relapsed or was refractory to standard of care therapies and had not previously received an MMAE-containing agent or agent targeting integrin beta-6. Participants had received a median of 3 lines of therapy for metastatic disease prior to enrollment in the study. SGN-B6A demonstrated a manageable and tolerable safety profile at the explored dose levels and schedules. Intermittent dosing schedules (2Q3W, 2Q4W) are being evaluated further. The initial anti-tumor activity observed in heavily pre-treated patients is encouraging and has triggered expansion cohorts in NSCLC, HNSCC, and ESCC, which are currently ongoing. We expect to report durability data in the first half of 2023.
We are also developing SGN-B7H4V, an ADC which we are evaluating in a phase 1 clinical trial in certain solid tumors including breast, endometrial and ovarian cancer. We expect to report initial data in the second half of 2023.
In September 2022, we entered into an agreement with LAVA Therapeutics N.V., or LAVA, to develop and commercialize LAVA-1223, also known as SGN-EGFRd2, a preclinical gamma delta bispecific T-cell engager for EGFR-expressing solid tumors. We received an exclusive global license for SGN-EGFRd2 and the opportunity to exclusively negotiate rights to apply LAVA’s proprietary Gammabody™ platform on up to two additional tumor targets. We are targeting filing an IND for SGN-EGFRd2 in 2023.
In March 2022, we entered into a collaboration with Sanofi to develop and potentially commercialize multiple novel ADCs. The agreement is an exclusive collaboration that will utilize Sanofi’s proprietary monoclonal antibody technology and our proprietary ADC technology for up to three cancer targets. In April 2023, we and Sanofi presented the first preclinical data from a novel topoisomerase I inhibitor ADC targeting CEACAM5, showing potent antitumor activity in patient-derived colorectal cancer models. We are targeting filing an IND for the initial ADC in 2023.
In January 2023, the first patient was dosed in a phase 1 trial of SGN-BB228, a CD228x4-1BB bispecific molecule, in advanced melanoma and other solid tumors.

Antibody-Drug Conjugate technology license agreements
Genentech has received approval from the FDA for Polivy® (polatuzumab vedotin-piic), an ADC that uses our technology, to treat patients with diffuse large B-cell lymphoma. In August 2020, GSK plc, or GSK, received accelerated approval from the FDA and conditional marketing authorization from the EC for Blenrep® (belantamab mafodotin-blmf), an ADC developed by GSK that uses our technology, for treatment of patients with relapsed or refractory multiple myeloma who have received at least four prior therapies including an anti-CD38 monoclonal antibody, a proteasome inhibitor and an immunomodulatory agent. Under our ADC license agreements with Genentech and an affiliate of GSK, these events triggered milestone payments to us and we are also entitled to receive royalties on net sales of Polivy and Blenrep worldwide. In November 2022, GSK announced that it had initiated the process for withdrawal of U.S. marketing authorization for Blenrep following a request by the FDA.
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

COVID-19
We are continuing to monitor the impact of the evolving effects of the COVID-19 pandemic on our business. We are continuing to take proactive steps designed to protect the health and safety of our workforce, patients and healthcare professionals and to continue our business operations so we can advance our goal of bringing important medicines to patients. Earlier in the pandemic, we instituted a mandatory work-from-home policy for employees who could perform their jobs offsite, but continued our essential research, manufacturing, and laboratory activities on site. We have since allowed additional employees to return to the office. We maintain a number of precautionary measures designed to protect our on-site employees, such as enhanced facilities cleaning, contact tracing and making testing available. We believe that the measures we have implemented are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor conditions and related guidance from governmental authorities and adjust our activities as appropriate.
Outlook
We recognize product sales revenue from ADCETRIS in the U.S. and Canada, from PADCEV in the U.S., Canada, and Latin America, from TUKYSA in the U.S., Europe and Canada, and TIVDAK in the U.S. We expect 2023 growth in net product sales of our portfolio to be primarily supported by sales volume growth and to a lesser degree price favorability. Recently, we have experienced a favorable effect on gross-to-net deductions in the U.S. market associated with high inflation, but it is not possible to predict how inflation will develop going forward and affect gross-to-net deductions in future periods. In addition, we experienced a reduction in diagnosis rates for the ADCETRIS frontline indications earlier in the COVID-19 pandemic; however, recently, we believe these diagnosis rates have returned to pre-pandemic levels. We cannot predict how these diagnosis rates will trend in the future. We expect that ADCETRIS and PADCEV will remain the largest contributors to our sales growth in 2023. We expect ADCETRIS growth to be driven by continued use across its seven indications, most notably in frontline Hodgkin lymphoma. We anticipate PADCEV growth in 2023 to be driven primarily by sales in its frontline la/mUC indication in the U.S, and that the rate of growth of PADCEV for its previously-treated la/mUC indications in the U.S. will decelerate in 2023 compared to 2022 after three full years in the market since PADCEV’s launch. Additionally, while growth in PADCEV sales has been primarily driven by use of checkpoint inhibitors as frontline maintenance therapy, uptake of checkpoint inhibitors in that setting has flattened, which has been limiting PADCEV’s near-term growth in its previously-treated la/mUC indications. We also expect that growth in TUKYSA will continue to be impacted by competitive headwinds related to Enhertu’s recent approvals and its increased use in the second line plus setting, which is expected to continue into 2023.
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
•the extent to which we and our collaborators are able to obtain regulatory and other approvals of our products in additional territories and/or in additional indications, including any additional approvals for PADCEV in the frontline la/mUC setting and any approvals for TUKYSA in earlier lines of breast cancer and/or other HER2-positive cancers;
•our and our collaborators’ ability to successfully launch, market and commercialize our products in any new markets or new indications, if regulatory approval is obtained, including our and Astellas’ ability to successfully launch, market and commercialize PADCEV in its frontline la/mUC indication in the U.S. and Astellas’ ability to successfully launch, market and commercialize PADCEV in the European Union and its other markets;
•competition from other therapies and changing market dynamics, as further described in “Business—Competition” in Part I Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission; for example, the approval of Enhertu for second-line HER2-positive metastatic breast cancer has resulted and is expected to continue to result in increased competition for TUKYSA;
•the extent to which we are able to successfully work with Astellas to jointly market and commercialize PADCEV in the U.S., and with Genmab to jointly market and commercialize TIVDAK in the U.S.;
•our and Merck’s abilities to successfully market and commercialize TUKYSA in our respective territories outside the U.S.;
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
•our and our collaborators’ ability to successfully comply with rigorous post-marketing requirements, including requirements related to confirmatory trials as a result of PADCEV’s, TUKYSA’s and TIVDAK’s accelerated approvals by the FDA, and to convert these accelerated approvals to regular approvals in the U.S.;
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
In connection with the pending acquisition of the Company by Pfizer, we expect to incur non-recurring acquisition and transaction fees, which include legal and advisory fees, and substantial acquisition-related costs, including employee retention expenses.

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

Financial summary
For the three months ended March 31, 2023, our total revenues increased to $519.7 million, compared to $426.5 million for the same period in 2022. This increase was primarily driven by $85.6 million or 22% higher net product sales, due to growth from our commercial portfolio.
For the three months ended March 31, 2023, total costs and expenses increased to $704.2 million, compared to $559.5 million for the same period in 2022. The increase was due primarily to higher sales, general, and administrative expenses, higher research and development expenses, and, to a lesser extent, higher cost of sales.
As of March 31, 2023, we had $1.5 billion in cash, cash equivalents and investments and $2.7 billion in total stockholders’ equity.

Results of operations
Net product sales

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
ADCETRIS	$243,062	$180,989	34%
PADCEV	118,706	100,207	18%
TUKYSA	87,376	90,475	(3)%
TIVDAK	19,495	11,415	71%
Net product sales	$468,639	$383,086	22%
Our net product sales increased during the three months ended March 31, 2023 as compared to the comparable period in 2022, driven by continued commercial execution.
ADCETRIS net product sales grew primarily due to higher volume growth driven by greater use in frontline advanced Hodgkin lymphoma and higher diagnosis rates. PADCEV net product sales grew primarily due to higher sales volume as a result of additional eligible patients in second line post checkpoint maintenance setting for metastatic urothelial cancer, driven by continued penetration of checkpoint inhibitors in the first-line setting. TUKYSA net product sales decreased slightly due to competitive dynamics in its breast cancer indication as well as early contributions from its colorectal cancer indication. TIVDAK growth reflects continued uptake in its current indication.
We expect growth in net product sales in 2023 as compared to 2022 to be primarily supported by sales volume growth and to a lesser degree price favorability. Refer to “Overview—Outlook” above for additional information.
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2022	$111,251	$21,978	$133,229
Provision related to current period sales	179,463	15,165	194,628
Adjustment for prior period sales	(1,510)	(1,234)	(2,744)
Payments/credits for current period sales	(134,589)	(8,975)	(143,564)
Payments/credits for prior period sales	(36,704)	(5,703)	(42,407)
Balance as of March 31, 2023	$117,911	$21,231	$139,142
Government-mandated rebates and chargebacks are the most significant component of our total gross-to-net deductions and the discount changes over time. The most significant portion of our gross-to-net accrual balances as of March 31, 2023 and 2022 was for Medicaid rebates. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2023 as compared to 2022, driven by anticipated growth in our gross product sales.

Royalty revenues
Royalty revenues primarily reflect royalties earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on annual net sales tiers. Takeda bears third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Royalty revenues also reflect, to a lesser extent, amounts from Genentech earned on net sales of Polivy® (polatuzumab vedotin) and amounts from GlaxoSmithKline earned on net sales of Blenrep, both of which utilizes technology that we have licensed to them, as well as royalties on TUKYSA sales by Merck in its territory, and royalties on disitamab vedotin sales by RemeGen in its territory.

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
Royalty revenues	$30,178	$28,181	7%
Royalty revenues increased for the three months ended March 31, 2023 from the comparable period in 2022, due primarily to higher net product sales by our licensees in their territories. driven by Takeda’s net sales growth of ADCETRIS outside the U.S. and Canada, as well as royalties from sales of Polivy by Roche.
We expect that royalty revenues will increase in 2023 as compared to 2022 primarily due to higher royalties from anticipated growth of licensees’ net product sales, including sales of ADCETRIS by Takeda in its territory along with contributions from sales of Polivy by Roche.

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

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
Collaboration and license agreement revenues	$20,902	$15,193	38%
Collaboration and license agreement revenues increased for the three months ended March 31, 2023 compared to the comparable period in 2022, due primarily to higher royalties from Astellas’ sales of PADCEV in its territory.
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
We have a collaboration agreement with Takeda for the global co-development of ADCETRIS and the commercialization of ADCETRIS by Takeda in its territory. We recognize payments from Takeda, including progress-dependent development and regulatory milestone payments, reimbursement for drug supplied, and net development cost reimbursement payments, as collaboration and license agreement revenues upon transfer of control of the goods or services over the development period. When the performance of development activities under the collaboration results in us making a reimbursement payment to Takeda, that payment reduces collaboration and license agreement revenues. We also recognize royalty revenues based on a percentage of Takeda’s net sales of ADCETRIS in its licensed territories, ranging from the mid-teens to the mid-twenties based on annual net sales tiers, as well as sales-based milestones. Takeda bears a portion of third-party royalty costs owed on its sales of ADCETRIS, which is included in royalty revenues.
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
Merck TUKYSA collaboration
In 2020, we entered into the TUKYSA Agreement with Merck. We granted exclusive rights to commercialize TUKYSA in Asia, the Middle East and Latin America and other regions outside of the U.S., Canada and Europe. Under the terms of the TUKYSA Agreement, Merck is responsible for marketing applications for approval in its territory, supported by the positive results from the HER2CLIMB clinical trial. We retained commercial rights in, and will record sales in, the U.S., Canada and Europe. Merck is also co-funding a portion of the TUKYSA global development plan, which encompasses several ongoing and planned trials across HER2-positive cancers. We will continue to lead ongoing TUKYSA global development operational execution. Merck will solely fund and conduct country-specific clinical trials necessary to support anticipated regulatory applications in its territories. We are eligible to receive progress-dependent milestone payments, and are entitled to receive tiered royalties on sales of TUKYSA by Merck that begin in the low twenty percent range and escalate based on sales volume by Merck in its territory.

We recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses. Sales of TUKYSA drug product supplied is included in collaboration and license agreement revenues. The $85.0 million prepayment received for global development cost-sharing was recorded as a co-development liability in accrued liabilities and other or other long-term liabilities on our condensed consolidated balance sheet as of December 31, 2020. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our condensed consolidated statements of comprehensive loss. As of March 31, 2023 and December 31, 2022, $6.7 million and $15.5 million was recorded as the remaining co-development liability, respectively.
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
Since we do not control the research, development or commercialization of any of the products that would generate these milestones, we are not able to reasonably estimate when, if at all, any potential future milestone payments or royalties may be payable by our collaborators. We do not expect, and investors should not assume, that we will receive all of the potential milestone payments described above, and it is possible that we may never receive any additional significant milestone payments under these license and collaboration agreements.

Cost of sales
Cost of sales includes manufacturing and distribution costs of product sold, gross profit share with Astellas and Genmab pursuant to those respective collaborations, amortization of acquired technology license costs, royalties owed on our PADCEV net product sales, and royalties owed on global ADCETRIS, TUKYSA, and TIVDAK net product sales.

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
Cost of sales	$111,776	$87,626	28%
Cost of sales increased for the three months ended March 31, 2023 from the comparable period in 2022, driven by higher sales of our medicines resulting in higher gross profit sharing owed to our collaboration partners, and higher product costs from sales volume increases. The gross profit share owed to collaborators totaled $64.0 million for the three months ended March 31, 2023, as compared to $52.8 million for the comparable period in 2022.

We expect cost of sales to increase in 2023 as compared to 2022 as a result of the net product sales growth of our marketed products, contributing to higher manufacturing costs due to sales volume increases for our products sold and higher anticipated gross profit sharing with our collaborators.

Research and development

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
Research and clinical development	$261,365	$229,649	14%
Process sciences and manufacturing	94,650	68,010	39%
Total research and development	$356,015	$297,659	20%
Research and clinical development expenses include personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. Other research and clinical development costs grew during the three months ended March 31, 2023 from the comparable period in 2022, driven by higher employee-related costs and clinical trial costs to support our early- and late-stage pipeline of product candidates.
Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of product candidates used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increases for the three months ended March 31, 2023 from the comparable period in 2022 primarily reflected higher employee-related costs and the timing of manufacturing costs of our product candidates for use in clinical trials.
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

	Three months ended March 31,
(dollars in thousands)	2023	2022
TUKYSA (tucatinib)	$41,126	$43,595
PADCEV (enfortumab vedotin-ejfv)	21,374	24,769
ADCETRIS (brentuximab vedotin)	14,554	13,852
TIVDAK (tisotumab vedotin)	12,977	7,932
Ladiratuzumab vedotin	3,237	3,259
Disitamab vedotin	9,697	10,380
Other clinical stage programs	26,425	22,326
Total third-party costs for clinical stage programs	129,390	126,113
Other costs, overhead, and net cost-sharing with collaborators	226,625	171,546
Total research and development	$356,015	$297,659

Third-party costs for TUKYSA decreased for the three months ended March 31, 2023 as compared to the 2022 period, due primarily to lower costs to support manufacturing and clinical trials expenses.
Third-party costs for PADCEV decreased for the three months ended March 31, 2023 as compared to the 2022 period, due to the timing of clinical trials expenses.

Third-party costs for ADCETRIS, ladiratuzumab vedotin, and disitamab vedotin were consistent for the three months ended March 31, 2023 as compared to the 2022 period.
Third-party costs for TIVDAK and other clinical stage programs increased for the three months ended March 31, 2023 as compared to the 2022 period, due to the higher clinical trials expenses.
Other costs, overhead, and net cost-sharing reimbursements from or payments made to collaborators increased for the three months ended March 31, 2023 from the comparable period in 2022, due to higher employee-related costs. During the three months ended March 31, 2023 and 2022, net cost-sharing reimbursements from collaborators were $19.4 million and $23.3 million, respectively.
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
We anticipate that our total research and development expenses in 2023 will increase compared to 2022 primarily due to higher costs for the continued development of our approved products and product candidates and employee retention expenses.
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

Selling, general and administrative

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
Selling, general and administrative	$236,441	$174,225	36%
Selling, general and administrative expenses increased for the three months ended March 31, 2023 from the comparable periods in 2022, reflecting higher expenses to support our ongoing commercialization efforts and $30 million in expenses associated with the pending acquisition by Pfizer.
We anticipate that selling, general and administrative expenses will increase in 2023 as compared to 2022 due to higher commercial activities to drive growth of our approved products and to support our overall growth strategy, acquisition related expenses associated with the pending acquisition by Pfizer and employee retention expenses.

Investment and other income (loss), net

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
Loss on equity securities	$(237)	$(2,779)	(91)%
Investment and other income, net	14,637	589	NM
Total investment and other income (loss), net	$14,400	$(2,190)	(758)%
NM: No amount in comparable period or not a meaningful comparison.
Investment and other income, net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities, realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
The loss on equity securities for the three months ended March 31, 2023 and 2022 was due to unrealized holding losses resulting from a decline in the share price of securities held during the respective periods. Investment and other income, net increased for the three months ended March 31, 2023 due to higher yields on our debt securities investments in the 2023 period.

Provision for income taxes

Our provision for income taxes was $4.6 million for the three months ended March 31, 2023, compared with $1.3 million for the three months ended March 31, 2022. The increased provision for income taxes in the 2023 period is the result of less available tax net operating loss carryforwards to offset taxable profits in the U.S. and increased limitations on utilization of the tax net operating losses and credits.
Liquidity and capital resources

(in thousands)	March 31, 2023	December 31, 2022
Cash, cash equivalents, and investments	$1,490,272	$1,735,070
Working capital	1,888,683	1,984,129
Stockholders’ equity	2,723,156	2,803,819

	Three months ended March 31,
(in thousands)	2023	2022
Cash provided (used) by:
Operating activities	$(249,643)	$(216,812)
Investing activities	232,336	26,663
Financing activities	29,937	26,664
The change in net cash from operating activities for the three months ended March 31, 2023 as compared to the comparable period in 2022 was primarily related to an increase in net loss and increases in net working capital.
The change in net cash from investing activities for the three months ended March 31, 2023 as compared to the comparable period in 2022 reflected differences between the proceeds from maturities of securities and amounts used for purchases of securities, the difference for purchases of property, plant, and equipment, and the payment for lessor-owned assets.
The change in net cash from financing activities for the three months ended March 31, 2023 as compared to the comparable period in 2022 was driven by higher proceeds from the exercise of stock options and the employee stock purchase plan offset by employee taxes paid related to net share settlement of stock-based awards.
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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of March 31, 2023, we had $1.5 billion held in cash, cash equivalents and investments.
At our currently planned spending rates, we believe that our existing financial resources, together with product and royalty revenues, and reimbursements and profit sharing we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months from the date of this filing.

We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, and support our development, commercialization, invest in our facilities, and expand globally, which may require us to raise additional capital. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to the continued development of our commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. Our commitment of resources to the continuing development, regulatory and commercialization activities for our products, the continued research, development and manufacturing of our product candidates, our pursuit of regulatory approvals for and preparing to potentially launch and commercialize our product candidates, and the anticipated expansion of our pipeline and operations may require us to raise additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. We may seek additional capital through some or all of the following methods: corporate collaborations, licensing arrangements, and public or private debt or equity financings. We have no committed sources of funding and do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to scale back our operations, delay, reduce the scope of, or eliminate development programs enter into collaboration or license agreements on terms that are not favorable to us, sell or relinquish rights to certain assets, proprietary technologies or product candidates or forgo strategic opportunities.
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
Operating expenditures. Our primary uses of cash and operating expenses relate to paying employees and consultants, administering clinical trials, marketing our products, and providing technology and facility infrastructure to support our operations. Our research and development expenses for the three months ended March 31, 2023 were $356.0 million and we expect to increase our investment in research and development expenses in 2023. Our sales, general and administrative expenses were $236.4 million for the three months ended March 31, 2023, and we expect to increase our sales, general, and administrative expenses to support our business growth in 2023. On a long-term basis, we manage future cash requirements relative to our long-term business plans.
Operating costs also relate to our building leases for our office and laboratory facilities expiring in 2023 through 2042 that contain rate escalations and options for us to extend the leases. Our future minimum lease payments as of March 31, 2023 totaled $18.9 million related to short-term lease liabilities, and $148.4 million related to long-term lease liabilities. We signed a 20-year lease in June 2021 for a building complex in Everett, Washington that has commenced as of March 31, 2023 and is included in lease liability balances as of March 31, 2023. Refer to Note 3 in the Notes to Financial Statements in Item 1 for further detail of our lease obligations.
Capital expenditures. We make investments in our office, laboratory, and manufacturing facilities to enable continued expansion of our business. These include leasehold and building improvements at our approximately 1 million square feet of leased and owned properties, installation of laboratory and manufacturing equipment, computers, software, and office equipment. Our purchases for property and equipment for the three months ended March 31, 2023 were $38.7 million, and we anticipate these investments to grow in 2023 to support our anticipated business growth and long-term facility needs, including a significant multi-year investment in a building complex being constructed in Everett, Washington, which is expected to provide us additional manufacturing, laboratory, and office space in the future. We expect our additional capital expenditures for this Everett facility to be approximately $300 million to $350 million through 2024.
Manufacturing costs, and supply agreements. Some of our inventory components and products require long lead times to manufacture. Therefore, we make substantial and often long-term investments in our supply chain in order to ensure we have enough drug product to meet current and future revenue forecasts, as well as clinical trial needs. Supply agreements primarily include non-cancelable obligations under our manufacturing, license and collaboration, and technology agreements. Further, a substantial portion of those non-cancelable obligations include minimum payments related to manufacturing our product candidates for use in our clinical trials and for commercial operations in the case of ADCETRIS. There have been no material changes related to our future minimum contractual commitments under these arrangements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed February 15, 2023.

Royalties, milestones and profit-sharing associated with our licensed technology and collaboration agreements. Some of our license and collaboration agreements provide for periodic maintenance fees over specified time periods, profit share payments, and/or payments by us upon the achievement of development and regulatory milestones. Some of our licensing agreements also obligate us to pay royalties based on net sales of products utilizing licensed technology. Such royalties and profit share payments are dependent on future product sales and are contingent on events that have not yet occurred. Royalties and profit share payments totaled $77.4 million for the three months ended March 31, 2023 and are expected to increase in future periods. Milestone payments generally become due and payable upon the achievement of certain events. There have been no material changes related to our future milestone payments potentially owed related to in-licensed technology as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed February 15, 2023.
Critical accounting policies
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the three months ended March 31, 2023 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The consummation of our proposed acquisition by Pfizer Inc., or Pfizer, which we refer to herein as the Pfizer Merger, is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the merger agreement may be terminated and the Pfizer Merger may not be completed.
•Failure to complete the Pfizer Merger could adversely affect our stock price and future business and financial results.
•While the Pfizer Merger is pending, we will be subject to business uncertainties and certain contractual restrictions that could adversely affect our business and operations.
•The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire us.
•Litigation against us, Pfizer, or the members of our or their respective boards, could prevent or delay the completion of the Pfizer Merger.
•If the Pfizer Merger is not consummated by March 12, 2024, or, under certain conditions, September 12, 2024, either we or Pfizer may terminate the Merger Agreement, subject to certain exceptions.
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
•Certain existing stockholders have significant control of our management and affairs.

Risks Related to our Proposed Acquisition by Pfizer
The consummation of our proposed acquisition by Pfizer is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the merger agreement may be terminated and the Pfizer Merger may not be completed.
On March 12, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Pfizer and Aris Merger Sub, Inc., a wholly owned subsidiary of Pfizer, or Merger Sub, pursuant to which, among other things, Merger Sub will be merged with and into the Company with the Company surviving the Pfizer Merger as a wholly owned subsidiary of Pfizer. The Pfizer Merger is subject to certain customary closing conditions, including: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding common shares entitled to vote on such matter at the meeting of our stockholders held for that purpose; (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and receipt of certain non-U.S. antitrust and foreign investment approvals; (iii) no statute, rule or regulation that prohibits the consummation of the Pfizer Merger having been enacted, issued, enforced or promulgated and remaining in effect in certain specified jurisdictions, and no order or injunction of a court of competent jurisdiction being in effect that prohibits or makes illegal the consummation of the Pfizer Merger; (iv) subject to certain materiality qualifications, the accuracy of representations and warranties of the Company, Pfizer and Merger Sub, as applicable, under the Merger Agreement and the performance in all material respects by the Company, Pfizer and Merger Sub, as applicable, of their respective obligations under the Merger Agreement; and (v) no material adverse effect on the Company having occurred since the date of the Merger Agreement that is continuing.
The governmental authorities from which authorizations under antitrust and foreign investment laws, including the HSR Act, are required have broad discretion in administering the governing laws and regulations. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Pfizer Merger.
The failure to satisfy all of the required conditions could delay the completion of the Pfizer Merger by a significant period of time or prevent it from occurring. Any delay in completing the Pfizer Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Pfizer Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Pfizer Merger will be satisfied or waived or that the Pfizer Merger will be completed within the expected timeframe or at all.
Failure to complete the Pfizer Merger could adversely affect our stock price and future business and financial results.
There can be no assurance that the conditions to the closing of the Pfizer Merger will be satisfied or waived or that the Pfizer Merger will be completed. If the Pfizer Merger is not completed within the expected timeframe or at all, our ongoing business could be adversely affected and we will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following: (i) following, or in connection with, the termination of the Merger Agreement, in certain circumstances, we will be required to pay Pfizer a termination fee of $1.646 billion; (ii) we will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, and substantial acquisition-related costs, including employee retention expenses, regardless of whether the Pfizer Merger closes; (iii) under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the Pfizer Merger, which may adversely affect our ability to execute certain of our business strategies; (iv) due to restrictions in the Merger Agreement on certain significant financing transactions prior to the closing of the Pfizer Merger, we may be unable to raise the capital required to execute certain of our business strategies; and (v) the proposed Pfizer Merger, whether or not it closes, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us as an independent company.
If the Pfizer Merger is not completed, these risks could materially affect our business and financial results and our stock price, including to the extent that the current market price of our common stock is positively affected by a market assumption that the Pfizer Merger will be completed.
While the Pfizer Merger is pending, we will be subject to business uncertainties and certain contractual restrictions that could adversely affect our business and operations.
In connection with the pending Pfizer Merger, some of our existing or prospective customers, collaborators, vendors or other third parties may react unfavorably, including by delaying, deferring or ceasing to provide goods or services, delaying or deferring other decisions concerning their business relationships or transactions with us, refusing to extend credit to us, or otherwise seeking to change the terms on which they do business with us. These actions could adversely affect our revenues, earnings, funds from operations, cash flows and expenses, regardless of whether the Pfizer Merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Pfizer Merger, we may be unable, during the pendency of the Pfizer Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial, and we may have to forgo certain opportunities we might otherwise pursue. The restrictions on financing transactions may also lead us to delay, reduce the scope of, or eliminate certain business activities or forgo certain opportunities to conserve cash.
In addition, as a result of the pending Pfizer Merger, current and prospective employees could experience uncertainty about their future with us. The pendency of the Pfizer Merger may make it more difficult for us to effectively retain, recruit and incentivize employees, including key management and technical, manufacturing, and other personnel, and may cause distractions from our strategy and day-to-day operations for our current employees and management.
The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire us.
The Merger Agreement prohibits us from initiating, soliciting, knowingly encouraging or knowingly facilitating any competing acquisition proposals, subject to certain limited exceptions. The Merger Agreement also contains certain termination rights for us and Pfizer. Upon termination of the Merger Agreement in accordance with its terms, under certain circumstances, we will be required to pay Pfizer a termination fee in an amount equal to $1.646 billion, including if the Merger Agreement is terminated due to the Company accepting a superior proposal to the Pfizer Merger.
Litigation against us, Pfizer, or the members of our or their respective boards, could prevent or delay the completion of the Pfizer Merger.
It is a condition to the Pfizer Merger that there shall be no order or injunction of a court of competent jurisdiction prohibiting or making illegal the consummation of the Pfizer Merger. Four lawsuits have been filed by purported Seagen stockholders in connection with the Pfizer Merger. The complaints allege, among other things, that certain disclosures in the preliminary proxy statement we filed on April 14, 2023 in connection with the Pfizer Merger were materially incomplete and misleading. The four actions are captioned O’Dell v. Seagen Inc., et al., No. 1:23-cv-03254 (Apr. 19, 2023), filed in the United States District Court for the Southern District of New York, Boyd v. Seagen Inc., et al., No. 1:23-cv-03309 (Apr. 20, 2023), filed in the United States District Court for the Southern District of New York, Wang v. Seagen Inc., et al., No. 1:23-cv-03302 (Apr. 20, 2023), filed in the United States District Court for the Southern District of New York, and Ober v. Seagen Inc., et al., No. 1:23-cv-03378 (Apr. 21, 2023), filed in the United States District Court for the Southern District of New York. The complaints name us and the current members of our board of directors as defendants. The complaints allege, among other things, violations of Sections 14(a) and 20(a) of the Exchange Act, 15 U.S.C. §§ 78n(a), 78t(a), SEC Rule 14a-9, 17 C.F.R. 240.14a-9 and 17 C.F.R. § 244.100. The complaints seek, among other relief, to enjoin us from consummating the Pfizer Merger and to be awarded rescissory damages, including reasonable attorneys’ and expert fees and expenses. We believe that the allegations asserted in the complaints are without merit. We are not aware of the filing of other lawsuits challenging the Pfizer Merger or the proxy statement; however, additional lawsuits arising out of the Pfizer Merger or the related proxy statement may be filed in the future. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Pfizer Merger on the agreed-upon terms, such an injunction may delay the consummation of the Pfizer Merger in the expected timeframe, or may prevent the Pfizer Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Pfizer Merger and ongoing business activities, which could adversely affect our operations.
If the Pfizer Merger is not consummated by March 12, 2024, or, under certain conditions, September 12, 2024, either we or Pfizer may terminate the Merger Agreement, subject to certain exceptions.
Either we or Pfizer may terminate the Pfizer Merger Agreement if the Merger has not been completed by March 12, 2024, or if all conditions to closing other than those relating to antitrust and foreign investment laws and those that by their nature are to be satisfied at the closing have been satisfied, then September 12, 2024. However, this termination right will not be available to a party whose material breach of the Merger Agreement proximately caused the failure to consummate the Pfizer Merger on time. In the event the Merger Agreement is terminated by either party due to the failure of the Pfizer Merger to close by March 12, 2024, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without our stockholders realizing the anticipated benefits of the Pfizer Merger.
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
The regulatory review process may also take significantly longer than expected, which may delay or eliminate any potential revenues from sales of the affected product or product candidate. Target action dates and regulatory timelines may be subject to substantial delays. In addition, although the FDA and EMA have programs to facilitate expedited development and accelerated approval processes, these programs may not result in faster development, review or approval than conventional procedures and do not assure ultimate approval. For example, although the FDA granted Breakthrough Therapy designation to disitamab vedotin in a specified treatment setting, this designation does not provide any assurance that disitamab vedotin will receive marketing approval in the specified setting or in any other settings in a timely manner or at all. Disruptions at the FDA and other agencies due to reduced funding levels, government shutdowns, impacts associated with the COVID-19 pandemic or other factors, may also lead to delays in the regulatory review process. These disruptions may also slow our other interactions with regulatory agencies, which may slow our other product development efforts.
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
The degree of market acceptance among patients, physicians, and third-party payors is important to our ability to successfully commercialize our current and any future approved products. The degree of acceptance will depend on a number of factors including the clinical benefits of our products, the effectiveness of our marketing, sales and distribution strategy and operations, the perceived advantages and relative cost, safety and efficacy of alternative treatments, and the acceptance and degree of adoption of our products by institutional treatment pathways and institutional, local, and national clinical guidelines. In the U.S., many oncology practices and healthcare providers rely on the National Comprehensive Cancer Network, or NCCN, Clinical Practice Guidelines in Oncology, or NCCN Guidelines, or other institutional practice pathways in decisions related to treatment of patients and utilization of medicines. To the extent that our current or any future approved products are not included or positioned favorably in such treatment guidelines and pathways, the full utilization potential of our products may not be reached, which may harm our ability to successfully commercialize our current or any future approved products.
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
With respect to ADCETRIS, there are several other FDA approved drugs for its approved indications. Bristol-Myers Squibb’s, or BMS’s, nivolumab and Merck’s pembrolizumab are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Acrotech Biopharma’s pralatrexate and belinostat are approved for relapsed or refractory systemic anaplastic large cell lymphoma, or sALCL, among other T-cell lymphomas. BMS’s romidepsin is approved for cutaneous T-cell lymphoma. Kyowa Kirin’s mogamulizumab is approved for adult patients with relapsed or refractory mycosis fungoides or Sézary syndrome. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck conducted a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab to ADCETRIS. An interim analysis of this clinical trial demonstrated a statistically significant improvement in progression-free survival for pembrolizumab compared with ADCETRIS, resulting in a label expansion to an earlier line of therapy, and pembrolizumab is now competing with ADCETRIS in this indication. We are also aware of multiple investigational agents currently being studied that, if successful, may compete with ADCETRIS in the future, such as MK-4820A, which is in a phase 2 study in relapsed/refractory classical Hodgkin lymphoma. Nivolumab, with or without chemotherapy, in a phase 2 investigator initiated trial, has demonstrated significant objective response rate in the salvage setting. In the frontline classical Hodgkin lymphoma setting, a study comparing nivolumab in combination with chemotherapy and ADCETRIS in combination with chemotherapy, and a study for pembrolizumab in combination with chemotherapy are ongoing. Depending on the outcome of these studies, nivolumab and pembrolizumab could compete with ADCETRIS in that setting. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including autologous hematopoietic stem cell transplant, allogeneic hematopoietic stem cell transplant and chemotherapy, in addition to clinical trials with experimental agents.
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
With respect to TUKYSA, there are multiple marketed competitor products which target HER2, including the antibodies trastuzumab and pertuzumab and kinase inhibitors lapatinib and neratinib. In addition, T-DM1 is a HER2-targeted antibody and microtubule inhibitor conjugate indicated, as a single agent, for the treatment of patients with HER2-positive metastatic breast cancer who previously received trastuzumab and taxane, separately or in combination. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki, which was approved by the FDA for adults with metastatic breast cancer who received a prior treatment for HER2-positive metastatic breast cancer or have breast cancer that has come back within six months of completing treatment for their early-stage breast cancer, and was also approved by the FDA in the HER2-low metastatic breast cancer setting following chemotherapy and in the HER2-positive gastric cancer setting post-trastuzumab-based therapy. The agent was also granted conditional marketing authorization by the EMA for the treatment of adult patients with unresectable or metastatic HER2-positive breast cancer who have received one or more prior anti-HER2-based regimens. We believe that the sequence of therapies patients receive for HER2-positive breast cancer is likely to continue to change in both the U.S. and EU, with greater fam-trastuzumab deruxtecan-nxki use in second line, displacing the previous standard of care, T-DM1. This has resulted and is expected to continue to result in increased competition for TUKYSA, which is approved by the FDA for patients who have received one or more prior anti-HER2-based regimens in the metastatic breast cancer setting, including in patients with brain metastases. MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, which is approved by the FDA for patients who have received at least two previous anti-HER2 regimens. Additionally, Byondis released results from a pivotal trial of its antibody drug conjugate, SYD985, in metastatic breast cancer patients treated with multiple anti-HER2-based regimens and the FDA accepted a regulatory submission based on these results with a target action date in May 2023. There are a number of regimens, besides trastuzumab in combination with TUKYSA, that are included in the NCCN Guidelines for HER2-positive metastatic colorectal cancer, including fam-trastuzumab deruxtecan-nxki, which is recommended by NCCN for use as part of a combination therapy.
With respect to TIVDAK, Merck’s pembrolizumab is approved by the FDA and EC in first line in combination with chemotherapy, with or without bevacizumab, for the treatment of recurrent or metastatic cervical cancer whose tumors express PD-L1 and is approved by the FDA in second line as a monotherapy for recurrent or metastatic cervical cancer patients with disease progression on or after chemotherapy in patients whose tumors express PD-L1. In September 2022, pembrolizumab was approved in Japan as first-line therapy in combination with chemotherapy, with or without bevacizumab, for patients with recurrent or metastatic cervical cancer who are not amenable to curative treatment. We are also aware of other companies that currently have products in development for the treatment of late-stage cervical cancer which could be competitive with TIVDAK, including BMS, Iovance Biotherapeutics, Merck, Regeneron Pharmaceuticals and Roche. Regeneron’s cemiplimab received Canadian approval in March 2022, EC approval in November 2022 and Japanese approval in December 2022 for the treatment of patients with recurrent or metastatic cervical cancer following progression on platinum-based chemotherapy. These approvals will likely impact the potential future opportunity for TIVDAK in these geographies. A supplemental Biologics License Application for cemiplimab was withdrawn in the U.S. in January 2022.
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
If FDA approval is granted via the accelerated approval pathway or a product receives conditional marketing authorization from another comparable regulatory agency, we and our collaborators may be required to conduct a post-marketing confirmatory trial in support of full approval and to comply with other additional requirements. For example, in connection with ADCETRIS’s conditional marketing authorization in relapsed Hodgkin lymphoma, relapsed cutaneous T-cell lymphoma, and both relapsed and frontline sALCL in the EU, Takeda is subject to certain post-approval requirements, including the requirement to conduct clinical trials to confirm clinical benefit. The FDA’s accelerated approval of TIVDAK and of TUKYSA in its colorectal cancer indication also included requirements for confirmatory trials. An unsuccessful post-marketing study or failure to complete such a study with due diligence could result in the withdrawal of marketing approval. Post-marketing studies may also suggest unfavorable safety information that could require us to update the product’s prescribing information or limit or prevent the product’s widespread use. In addition, the labeling, advertising and promotion of products that have received accelerated approval from the FDA, including TUKYSA and TIVDAK, are subject to additional regulatory requirements, which entail significant expense and could negatively impact the product’s commercialization. Recent legislation has given the FDA additional authority to require accountability and enforce the post-marketing requirements and commitments associated with accelerated approval.
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
The federal government has implemented reforms to government healthcare programs in the U.S., including changes to the methods for, and amounts of, Medicare reimbursement and changes to the Medicaid Drug Rebate Program. For example, in March 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In November 2021, President Biden signed the Infrastructure Investment and Jobs Act, which included changes to the Medicare Part B program requiring rebates for some discarded drug products that are expected to increase future rebates for ADCETRIS, TIVDAK and possibly PADCEV with an implementation date in the first quarter of 2023. The Biden administration also announced an Executive Order that includes initiatives to support the implementation of Canadian drug importation and reduce drug prices. In response to President Biden’s Executive Order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize drug price increases that outpace inflation; and (iii) redesigns the Medicare Part D program, increasing manufacturer rebates within the catastrophic coverage phase. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively beginning in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Innovation, which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. One of the models may create differential reimbursement for certain drugs approved under the FDA’s Accelerated Approval Pathway. More detail is anticipated in the coming year. It is unclear whether the models will be utilized in any health reform measures in the future.
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
Other healthcare laws and regulations that may affect our ability to operate include, among others, the federal civil monetary penalties statute and the healthcare fraud provisions of the federal Health Insurance Portability and Accountability

Act, or HIPAA. In addition, many states and jurisdictions outside the U.S. have similar laws and regulations, such as anti-kickback, anti-bribery and corruption, false claims and transparency, to which we are currently and/or may in the future, be subject. Additional information about these requirements is provided under “Business—Government Regulation—Healthcare Regulation” in Part I Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data security and breach notification laws, personal data privacy laws, and consumer protection laws. The laws are not consistent, and states frequently amend existing laws, requiring attention to constantly changing regulatory requirements. For example, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020, and the California Privacy Rights Act, or CPRA, took effect January 1, 2023. The CPRA significantly modifies the CCPA, including by expanding individual rights, especially with respect to certain sensitive personal information. We may also be subject to additional U.S. state privacy regulations in the future. In addition, at the federal level, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations impose additional obligations on certain types of individuals and entities with respect to the security, privacy and transmission of individually identifiable health information. The U.S. Federal Trade Commission is also active in enforcing Section 5 of the FTC Act to assess companies’ stated privacy practices in relation to sharing of personal data for advertising and related purposes.
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
Among other requirements, the GDPR regulates transfers of personal data to countries that have not been found to provide adequate protection to such personal data, including the U.S. This includes transfers between us and our subsidiaries. In July 2020, the Court of Justice of the EU, or the CJEU, invalidated one of the primary safeguards enabling U.S. companies to import personal data from Europe, the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the EC’s Standard Contractual Clauses, or SCCs, provide sufficient protection for personal data transfers without analyzing each transfer and implementing supplementary measures to protect the data. As a result of the CJEU’s decision, the EC issued new SCCs in June 2021 that repeal and replace the previous clauses. Following recommendations from the European Data Protection Board, we review personal data transfers from the EU and add the new SCCs and supplementary measures, when required. Since local data protection authorities can interpret GDPR and the CJEU’s decision differently, there is no definitive set of controls that can ensure GDPR compliance across our business operations. In addition, authorities in Switzerland and the U.K., whose data protection laws are similar to those of the EU, have followed the EU’s approach and CJEU decision. Additional compliance efforts may be needed to respond to evolving regulatory guidance. If our compliance solutions are found to be insufficient, we could face substantial fines under European data protection laws as well as injunctions against processing and/or transferring personal data from Europe. The inability to import personal data from Europe could restrict our clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws, interfere with our ability to hire employees in Europe and require us to increase our data processing capabilities in Europe at significant expense.
In addition, we may be subject to other foreign data privacy and security laws. For example, China's Personal Information Protection Law, or PIPL, which took effect in November 2021, imposes various requirements related to personal information processing, similar to the GDPR and CCPA. In particular, the PIPL sets out personal information localization requirements, along with rules regarding the transfer of personal information outside of China. Such transfers may require assessment and/or approval by China’s Cyberspace Administration, or CAC, certification by professional institutions, or entering into contracts with and supervising overseas recipients in accordance with the requirements of the CAC’s newly finalized standard contractual clauses and regulations which will become effective June 1, 2023. Violations of the PIPL may lead to an administrative fine of up to RMB 50 million or 5% of turnover in the last year.
Any failure or alleged failure to comply with legal or contractual obligations, policies and industry standards relating to personal information, and any incident resulting in the unauthorized access to, or acquisition, release or transfer of, personal information, may result in governmental investigations or enforcement actions, litigation, fines, penalties, damage to our reputation and other adverse consequences. In addition, we expect that laws, regulations, policies and industry standards relating to privacy and data protection will continue to evolve and develop. These changes may require us to modify our practices and may increase our costs of doing business. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these standards, even if no personal information is compromised, we may incur significant fines or experience a significant increase in costs.
Product liability and product recalls could harm our business, and we may not be able to obtain adequate insurance to protect us against product liability losses.
The testing, manufacturing, marketing, and sale of products and product candidates expose us to product liability claims. As a result, it is possible that we may be named as a defendant in product liability suits that may allege that drug products we manufactured resulted in injury to patients. For example, on March 14, 2023, a purported class action was filed in the United States District Court for the Central District of California against us, Astellas and Agensys, Inc., alleging that the defendants failed to warn of side effects to the skin that can occur when taking PADCEV. The complaint alleges claims under strict liability, negligence and fraud, and seeks damages, including punitive damages, interest, attorneys’ fees and costs. We intend to vigorously defend against these claims.
While we have obtained product liability insurance, it may not provide adequate coverage against all potential liabilities. In addition, we may not be able to maintain insurance coverage on acceptable terms or at all. A product liability claim or series of claims could result in substantial financial losses, including uninsured liabilities or liabilities in excess of insured amounts, and we may be required to limit further development and commercialization of our products, either of which could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Additionally, product liability claims, regardless of their merits, could be costly, could divert management’s attention and could adversely affect our reputation and the demand for our products.
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
We are or may be from time to time involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, USPTO interference, inter partes review, or IPR, post-grant review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the U.S. and elsewhere. For example, see the risk factor below titled, “We have been and may in the future be subject to litigation, which could result in substantial expenses and damages and may divert management’s time and attention from our business,” for information on certain disputes with Daiichi Sanyko Co. Ltd, or Daiichi Sankyo. In addition, if we choose to go to court to stop a third party from infringing our patents, that third party has the right to ask the court to rule that these patents are invalid, not infringed and/or should not be enforced. Under the America Invents Act, a third party may also have the option to challenge the validity of certain patents at the Patent Trial and Appeal Board, or PTAB, of the USPTO whether they are accused of infringing our patents or not, and certain entities associated with hedge funds, pharmaceutical companies and other entities have challenged valuable pharmaceutical patents through the IPR process. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, there is a risk that a court will decide that these patents are not valid or not infringed or otherwise not enforceable, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. Furthermore, if such challenges to our rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing potential products, which could adversely affect our business, results of operations, financial condition and growth prospects. In addition, we may challenge the patent or other intellectual property rights of third parties and if we are unsuccessful in actions we bring against the rights of such parties, through litigation or otherwise, and it is determined that we infringe the intellectual property rights of such parties, we may be prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those rights or develop or obtain alternative technologies, any of which could harm our business.
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
On March 14, 2023, a purported class action was filed in the United States District Court for the Central District of California against us, Astellas and Agensys, Inc., alleging that the defendants failed to warn of side effects to the skin that can occur when taking PADCEV. The complaint alleges claims under strict liability, negligence and fraud, and seeks damages, including punitive damages, interest, attorneys’ fees and costs. We intend to vigorously defend against these claims.
Four lawsuits have been filed by purported Seagen stockholders in connection with the Pfizer Merger. The complaints allege, among other things, that certain disclosures in the preliminary proxy statement we filed on April 14, 2023 in connection with the Pfizer Merger were materially incomplete and misleading. The four actions are captioned O’Dell v. Seagen Inc., et al., No. 1:23-cv-03254 (Apr. 19, 2023), filed in the United States District Court for the Southern District of New York, Boyd v. Seagen Inc., et al., No. 1:23-cv-03309 (Apr. 20, 2023), filed in the United States District Court for the Southern District of New York, Wang v. Seagen Inc., et al., No. 1:23-cv-03302 (Apr. 20, 2023), filed in the United States District Court for the Southern District of New York, and Ober v. Seagen Inc., et al., No. 1:23-cv-03378 (Apr. 21, 2023), filed in the United States District Court for the Southern District of New York. The complaints name us and the current members of our board of directors as defendants. The complaints allege, among other things, violations of Sections 14(a) and 20(a) of the Exchange Act, 15 U.S.C. §§ 78n(a), 78t(a), SEC Rule 14a-9, 17 C.F.R. 240.14a-9 and 17 C.F.R. § 244.100. The complaints seek, among other relief, to enjoin us from consummating the Pfizer Merger and to be awarded rescissory damages, including reasonable attorneys’ and expert fees and expenses. We believe that the allegations asserted in the complaints are without merit. We are not aware of the filing of other lawsuits challenging the Pfizer Merger or the proxy statement; however, additional lawsuits arising out of the Pfizer Merger or the related proxy statement may be filed in the future.
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
We expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, support our development and commercialization activities, invest in our facilities, and expand globally, which may require us to raise additional capital. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to the continued development of our commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. Our commitment of resources to the continuing development, regulatory and commercialization activities for our products, the continued research, development and manufacturing of our product candidates, our pursuit of regulatory approvals for and preparing to potentially launch and commercialize our product candidates, and the anticipated expansion of our pipeline and operations may require us to raise additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. We may seek additional capital through some or all of the following methods: corporate collaborations, licensing arrangements and public or private debt or equity financings. We do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to scale back our operations, delay, reduce the scope of, or eliminate development programs, enter into collaboration or license agreements on terms that are not favorable to us, sell or relinquish rights to certain assets, proprietary technologies or product candidates or forgo strategic opportunities. Our future capital requirements will depend upon a number of factors, including:
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
As of March 31, 2023, we carried $506.5 million of intangible assets, net and goodwill on our consolidated balance sheet. Our intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
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
Certain existing stockholders have significant control of our management and affairs.
Based on information available to us as of March 31, 2023, the Baker Entities collectively beneficially owned approximately 25% of our common stock. In addition, based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and our outstanding shares of common stock as of March 31, 2023, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 54% of our voting power as of March 31, 2023. As a result, these stockholders are able to exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that other stockholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
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

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated March 12, 2023, by and among Seagen Inc., Pfizer Inc. and Aris Merger Sub, Inc.	8-K	000-32405	2.1	3/13/2023
3.1	Fourth Amended and Restated Certificate of Incorporation of Seagen Inc.	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc.	8-K	000-32405	3.3	5/26/2011
3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc.	8-K	000-32405	3.1	10/8/2020
3.4	Amended and Restated Bylaws of Seagen Inc.	8-K	000-32405	3.1	11/17/2022
4.1	Specimen Stock Certificate.	10-K	000-32405	4.2	2/12/2021
4.2	Investor Rights Agreement dated July 8, 2003 among Seagen Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement dated September 10, 2015 between Seagen Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1	Voting Agreement, dated March 12, 2023, by and among Seagen Inc., Pfizer Inc., and Baker Bros. Advisors LP, on behalf of itself and certain specified persons identified therein in their respective capacities as record or beneficial owners of Seagen common stock.	8-K	000-32405	10.1	3/13/2023
10.2*	Form of Letter Agreement, dated March 12, 2023.	8-K	000-32405	10.2	3/13/2023
10.3+††	First Amendment to Development and Supply Agreement dated April 17, 2008 between Seagen Inc. and Abbott Laboratories.	—	—	—	—
10.4+††	Second Amendment to Lease dated July 1, 2008 between Seagen Inc. and B&N 141-302, LLC.	—	—	—	—
10.5+††	Letter Agreement dated December 7, 2021 between Seagen Inc. and RemeGen Co., Ltd.	—	—	—	—
10.6+††	Letter Agreement dated March 9, 2023 between Seagen Inc. and RemeGen Co., Ltd.	—	—	—	—
10.7+††	Amendment No. 2 to Commercial Supply Agreement dated January 17, 2023 between Seagen Inc. and Esteve Quimica, S.A.	—	—	—	—
10.8+††	First Amendment to Commercial Supply Agreement, dated February 7, 2023, between Seagen Inc. and Hovione FarmaCiencia SA.	—	—	—	—
10.9+*	Form of Global Stock Unit Grant Notice and Global Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan (approved March 30, 2023).	—	—	—	—
31.1+	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	—	—	—	—

+	Filed herewith.
†	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedules upon request.
††	Certain confidential information contained in this Exhibit, marked by brackets in the Exhibit, has been omitted, because it is both not material and is the type that the registrant treats as private or confidential.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGEN INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 27, 2023