Form 10-Q
period 2023-06-30
Seagen Inc.
filed 2023-08-02
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of July 28, 2023, there were 187,697,935 shares of the registrant’s common stock outstanding.

Seagen Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
Seagen Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$308,441	$319,940
Short-term investments	983,678	1,415,130
Accounts receivable, net	586,048	501,912
Inventories	486,854	427,211
Prepaid expenses and other current assets	150,675	138,340
Total current assets	2,515,696	2,802,533
Property and equipment, net	307,518	248,179
Operating lease right-of-use assets	120,628	46,738
Intangible assets, net	226,072	237,516
Goodwill	274,671	274,671
Other non-current assets	50,797	64,895
Total assets	$3,495,382	$3,674,532
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$114,415	$207,851
Accrued liabilities and other	648,483	610,553
Total current liabilities	762,898	818,404
Long-term liabilities:
Operating lease liabilities, long-term	97,242	43,474
Other long-term liabilities	16,183	8,835
Total long-term liabilities	113,425	52,309
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 187,672 shares issued and outstanding at June 30, 2023 and 186,559 shares issued and outstanding at December 31, 2022	188	187
Additional paid-in capital	5,155,375	4,954,469
Accumulated other comprehensive income	4,108	3,510
Accumulated deficit	(2,540,612)	(2,154,347)
Total stockholders’ equity	2,619,059	2,803,819
Total liabilities and stockholders’ equity	$3,495,382	$3,674,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net product sales	$543,974	$431,714	$1,012,613	$814,800
Royalty revenues	51,189	39,109	81,367	67,290
Collaboration and license agreement revenues	8,669	26,679	29,571	41,872
Total revenues	603,832	497,502	1,123,551	923,962
Costs and expenses:
Cost of sales	180,753	106,100	292,529	193,726
Research and development	399,868	304,254	755,883	601,913
Selling, general and administrative	243,932	220,259	480,373	394,484
Total costs and expenses	824,553	630,613	1,528,785	1,190,123
Loss from operations	(220,721)	(133,111)	(405,234)	(266,161)
Investment and other income (loss), net	12,084	(1,609)	26,484	(3,799)
Loss before income taxes	(208,637)	(134,720)	(378,750)	(269,960)
Provision for income taxes	2,891	107	7,515	1,361
Net loss	$(211,528)	$(134,827)	$(386,265)	$(271,321)
Net loss per share - basic and diluted	$(1.13)	$(0.73)	$(2.06)	$(1.48)
Shares used in computation of per share amounts - basic and diluted	187,559	184,145	187,226	183,897

Comprehensive loss:
Net loss	$(211,528)	$(134,827)	$(386,265)	$(271,321)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	172	(2,736)	1,542	(3,597)
Foreign currency translation gain (loss)	228	2,819	(944)	2,925
Total other comprehensive income (loss)	400	83	598	(672)
Comprehensive loss	$(211,128)	$(134,744)	$(385,667)	$(271,993)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balances as of December 31, 2021	183,381	$183	$4,607,816	$1,179	$(1,544,039)	$3,065,139
Net loss	—	—	—	—	(136,494)	(136,494)
Other comprehensive loss	—	—	—	(755)	—	(755)
Issuance of common stock for stock option exercises and employee stock purchase plan	463	1	26,663	—	—	26,664
Restricted stock vested during the period, net	48	—	—	—	—	—
Share-based compensation	—	—	43,913	—	—	43,913
Balances as of March 31, 2022	183,892	184	4,678,392	424	(1,680,533)	2,998,467
Net loss	—	—	—	—	(134,827)	(134,827)
Other comprehensive income	—	—	—	83	—	83
Issuance of common stock for stock option exercises and employee stock purchase plan	298	—	14,960	—	—	14,960
Restricted stock vested during the period, net	179	—	—	—	—	—
Share-based compensation	—	—	54,129	—	—	54,129
Balances as of June 30, 2022	184,369	$184	$4,747,481	$507	$(1,815,360)	$2,932,812

Balances as of December 31, 2022	186,559	$187	$4,954,469	$3,510	$(2,154,347)	$2,803,819
Net loss	—	—	—	—	(174,737)	(174,737)
Other comprehensive income	—	—	—	198	—	198
Issuance of common stock for stock option exercises and employee stock purchase plan	569	—	42,240	—	—	42,240
Restricted stock vested during the period, net	223	—	—	—	—	—
Shares withheld for tax withholdings during the period	(62)	—	(12,303)	—	—	(12,303)
Share-based compensation	—	—	63,939	—	—	63,939
Balances as of March 31, 2023	187,289	187	5,048,345	3,708	(2,329,084)	2,723,156
Net loss	—	—	—	—	(211,528)	(211,528)
Other comprehensive income	—	—	—	400	—	400
Issuance of common stock for stock option exercises and employee stock purchase plan	212	1	13,814	—	—	13,815
Restricted stock vested during the period, net	171			—	—	—
Share-based compensation	—	—	93,216	—	—	93,216
Balances as of June 30, 2023	187,672	188	5,155,375	4,108	(2,540,612)	2,619,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(386,265)	$(271,321)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	157,155	98,042
Depreciation	24,867	22,867
Amortization of intangible assets	11,444	11,444
Amortization of right-of-use assets	7,354	6,140
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	(23,042)	484
Losses on equity securities	3,241	7,078
Deferred income taxes	549	(557)
Inventory write-off	46,524	—
Changes in operating assets and liabilities
Accounts receivable, net	(84,136)	(48,785)
Inventories	(106,167)	(118,691)
Prepaid expenses and other assets	(10,709)	(37,249)
Lease liability	(6,951)	(8,533)
Other liabilities	(58,752)	50,499
Net cash used by operating activities	(424,888)	(288,582)
Investing activities:
Purchases of securities	(1,125,464)	(1,489,327)
Proceeds from maturities of securities	1,581,500	1,735,000
Payments for lessor-owned assets	(2,727)	(13,756)
Purchases of property and equipment	(87,885)	(32,161)
Net cash provided by investing activities	365,424	199,756
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	56,055	41,624
Employee taxes paid related to net share settlement of stock-based awards	(12,303)	—
Net cash provided by financing activities	43,752	41,624
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,486	(2,809)
Net decrease in cash, cash equivalents, and restricted cash	(14,226)	(50,011)
Cash, cash equivalents, and restricted cash at beginning of period	323,486	424,834
Cash, cash equivalents, and restricted cash at end of period	$309,260	$374,823
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
Pending Transaction with Pfizer
In March 2023, we entered into a definitive merger agreement under which, on the terms and subject to the conditions thereof, Pfizer Inc., or Pfizer, will acquire Seagen Inc., or Seagen, for $229 in cash per Seagen share for a total enterprise value of $43 billion. The companies seek to accelerate the next generation of cancer breakthroughs and bring new solutions to patients by combining the power of Seagen’s ADC technology with the scale and strength of Pfizer’s capabilities and expertise. On May 30, 2023, our shareholders approved a proposal to adopt the definitive merger agreement. However, the closing of the transaction, which we refer to herein as the Pfizer Merger, remains subject to fulfillment of customary closing conditions, including the receipt of required regulatory approvals. In this regard, on June 1, 2023, we and Pfizer referred the Pfizer Merger to the European Commission, or the EC, for review under Article 4(5) of the EU Merger Regulation. On June 23, 2023, the EC accepted jurisdiction as a result of such referral and receipt of approval from the EC for the Pfizer Merger has become a condition for the closing of the Pfizer Merger. Additionally, on July 14, 2023, we and Pfizer each received a request for additional information and documentary materials, or a Second Request, from the Federal Trade Commission, or the FTC, in connection with the FTC’s review of the Pfizer Merger. The effect of a Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, until 30 days after Seagen and Pfizer each have substantially complied with the Second Request issued to it, unless that period is terminated sooner by the FTC. Completion of the Pfizer Merger remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements reflect the accounts of Seagen Inc. and its wholly-owned subsidiaries (collectively “Seagen,” the “Company,” “we,” “our,” or “us”). All intercompany transactions and balances have been eliminated upon consolidation. Management has determined that we operate in one segment: the development and sale of pharmaceutical products on our own behalf or in collaboration with others. Substantially all of our assets and revenues are related to operations in the U.S.; however, we have multiple subsidiaries in foreign jurisdictions, including several subsidiaries in Europe.
The condensed consolidated balance sheet data as of December 31, 2022 were derived from the audited consolidated financial statements not included in this quarterly report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and generally accepted accounting principles in the United States of America, or GAAP, for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position and results of our operations as of and for the periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Non-cash activities
We had $29.5 million and $20.1 million of accrued capital expenditures as of June 30, 2023 and December 31, 2022, respectively. Accrued capital expenditures are treated as a non-cash investing activity and, accordingly, have not been included in the condensed consolidated statement of cash flows until such amounts have been paid in cash. We recorded $81.2 million and $0.2 million right-of-use assets during the six months ended June 30, 2023 and 2022, respectively, and lease liabilities of $58.7 million and $0.1 million during the six months ended June 30, 2023 and 2022, respectively.
Investments
We hold certain equity securities which are reported at estimated fair value based on quoted market prices. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.
We invest our available cash primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, realized losses and declines in the value of debt securities judged to be other-than-temporary are included in investment and other income (loss), net. The cost of debt securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income (loss), net. Interest and dividends earned are included in investment and other income (loss), net. Accrued interest receivable as of June 30, 2023 and December 31, 2022, were $0.1 million and $5.2 million, respectively, and were included in prepaid expenses and other current assets. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.
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
Restricted Cash
As of June 30, 2023, we had $0.8 million cash held in escrow restricted by a contractual agreement related to our Everett, Washington building construction project. The restricted cash was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet. We determine classification based on the expected duration of the restriction.
Our total cash, cash equivalents, and restricted cash, as presented in the condensed consolidated statements of cash flows, was as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$308,441	$319,940
Restricted cash included in prepaid expenses and other current assets	819	3,546
Total cash, cash equivalents, and restricted cash as presented in the condensed consolidated statements of cash flows	$309,260	$323,486
Intangible assets, net
Our intangible assets are primarily comprised of acquired TUKYSA technology. The following table presents the balances of our finite-lived intangible assets for the periods presented:

(dollars in thousands)	June 30, 2023	December 31, 2022
Gross carrying value	$305,650	$305,650
Less: accumulated amortization	(79,578)	(68,134)
Total	$226,072	$237,516

The following table presents our amortization expense related to acquired TUKYSA technology costs, included in cost of sales in our condensed consolidated statements of comprehensive loss, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Amortization expense	$5,753	$5,753	$11,444	$11,444
The weighted average remaining useful life of our finite-lived intangible assets was approximately 10 years as of June 30, 2023, and estimated future amortization expense related to acquired TUKYSA is $11.6 million for the six months ending December 31, 2023, and TUKYSA technology costs is $23.1 million for each of the years ending December 31, 2024 through December 31, 2028.
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
Recent Accounting Pronouncements
We reviewed recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on our condensed consolidated financial statements.

2. Revenue from contracts with customers
The following table presents our disaggregated revenue for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
ADCETRIS	$261,853	$201,939	$504,915	$382,928
PADCEV	161,230	123,577	279,936	223,784
TUKYSA	99,204	88,989	186,580	179,464
TIVDAK	21,687	17,209	41,182	28,624
Net product sales	$543,974	$431,714	$1,012,613	$814,800
Royalty revenues	$51,189	$39,109	$81,367	$67,290
Collaboration and license agreement revenues	$8,669	$26,679	$29,571	$41,872
Total revenues	$603,832	$497,502	$1,123,551	$923,962

3. Leases
We have operating leases for our office and laboratory facilities with terms that expire from 2023 through 2042. We recorded $81.2 million and $0.2 million right-of-use assets during the six months ended June 30, 2023 and 2022, respectively, and lease liabilities of $58.7 million and $0.1 million during the six months ended June 30, 2023 and 2022, respectively. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of June 30, 2023.
In June 2021, we entered into a lease agreement for an approximately 258,000 square foot building complex to be constructed by the landlord on approximately 20.5 acres of land in Everett, Washington. We intend to use the building for future manufacturing, laboratory, and office space. Under the terms of the lease, base rent is payable at an initial rate of $4.0 million per year, subject to annual escalations of 3% during the initial term of 20 years. The lease commenced in January 2023 when construction and delivery of the building shell and related improvements by the landlord were substantially completed, and we recorded a lease liability and right-of-use assets on our condensed consolidated balance sheet. We have an option to renew the lease for two additional terms of ten years each. In addition, we have an option to purchase the premises in the future.
Supplemental operating lease information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Operating lease cost	$5,480	$3,947	$10,912	$8,142
Variable lease cost	1,429	1,249	2,563	2,321
Total lease cost	$6,909	$5,196	$13,475	$10,463
Cash paid for amounts included in measurement of lease liabilities	$4,654	$4,196	$8,908	$8,749

			As of June 30,
			2023	2022
Weighted average remaining lease term			11.9 years	5.6 years
Weighted average discount rate			6.7%	5.0%
Operating lease liabilities were recorded in the following captions of our condensed consolidated balance sheets as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Accrued liabilities and other	$14,133	$14,517
Operating lease liabilities, long-term	97,242	43,474
Total	$111,375	$57,991

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
We excluded the potential shares of common stock from the computation of diluted net loss per share because their effect would have been antidilutive. The following table presents the weighted average number of shares that have been excluded for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock options and RSUs	8,800	9,824	8,547	10,077

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
The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
June 30, 2023
Short-term investments—U.S. Treasury securities	$983,678	$—	$—	$983,678
Other non-current assets—equity securities	613	—	—	613
Total	$984,291	$—	$—	$984,291
December 31, 2022
Short-term investments—U.S. Treasury securities	$1,415,130	$—	$—	$1,415,130
Other non-current assets—equity securities	3,854	—	—	3,854
Total	$1,418,984	$—	$—	$1,418,984
Our short-term debt investments portfolio only contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and have a zero loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and six months ended June 30, 2023 and 2022, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of June 30, 2023 or December 31, 2022.

Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2023
U.S. Treasury securities	$983,723	$97	$(142)	$983,678
Contractual maturities (at date of purchase):
Due in one year or less	$983,723			$983,678
December 31, 2022
U.S. Treasury securities	$1,416,717	$96	$(1,683)	$1,415,130
Contractual maturities (at date of purchase):
Due in one year or less	$1,400,852			$1,399,382
Due in one to two years	15,865			15,748
Total	$1,416,717			$1,415,130

6. Investment and other income (loss), net
Investment and other income (loss), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Loss on equity securities	$(3,004)	$(4,299)	$(3,241)	$(7,078)
Investment and other income, net	15,088	2,690	29,725	3,279
Total investment and other income (loss), net	$12,084	$(1,609)	$26,484	$(3,799)
Loss on equity securities includes the realized and unrealized holding gains and losses on our equity securities. At times, we hold equity investments in certain companies acquired in relation to a strategic partnership. Shares held at the end of reporting periods are marked to market in our condensed consolidated financial statements, which can result in unrealized gains and losses.

7. Inventories
Inventories consisted of the following:

(dollars in thousands)	June 30, 2023	December 31, 2022
Raw materials	$11,940	$14,916
Work in process	427,776	357,275
Finished goods	47,138	55,020
Total	$486,854	$427,211
We capitalize our commercial inventory costs. Work in process represents inventory at various stages of the production process, which includes costs for materials, labor, and overhead applied during the production process. Inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales. During the second quarter of 2023, we recorded a $47 million inventory write-off related to in-process production of one of our products that did not meet a release specification that was updated in June 2023.

8. Accrued liabilities
Accrued liabilities consisted of the following:

(dollars in thousands)	June 30, 2023	December 31, 2022
Clinical trial and related costs	$206,415	$194,006
Employee compensation and benefits	157,027	175,506
Gross-to-net deductions and third-party royalties	138,155	119,289
Acquisition related expenses	25,678	—
Contract manufacturing	29,934	21,638
Other	91,274	100,114
Total	$648,483	$610,553
We have incurred approximately $36 million of acquisition related expenses in connection with the pending merger with Pfizer for the six months ended June 30, 2023, with $26 million remaining in accrued liabilities.

9. Share-based compensation
The following table presents our total share-based compensation expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Research and development	$49,845	$23,446	$79,912	$46,522
Selling, general and administrative	43,371	30,683	77,243	51,520
Total share-based compensation expense	$93,216	$54,129	$157,155	$98,042
During the second quarter of 2023, we granted retention awards of approximately $280 million in the form of cash and RSUs to incentivize certain employees to remain employed at the company during the pendency of the Pfizer Merger and following the closing of the transaction. The awards consist of 20% in the form of cash that vests on the 9-month anniversary of the grant, 30% in the form of RSUs that vest on the 18-month anniversary of the grant, 25% in the form of RSUs that vest on the 24-month anniversary of the grant, and 25% in the form of RSUs that vest on the 30-month anniversary of the grant.
As of June 30, 2023, there was $371.4 million of unrecognized compensation cost related to unvested options including options subject to market-based performance metrics, and restricted stock unit awards, excluding our performance-based RSUs, net of forfeitures. The estimated unrecognized compensation expense related to our performance-based RSUs was approximately $62 million as of June 30, 2023.

10. Income taxes
For the three and six months ended June 30, 2023, we had taxable profits in the U.S. as a result of amendments to IRC Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act. We recorded an income tax provision for the three and six months ended June 30, 2023 of $2.9 million and $7.5 million, respectively, primarily related to estimated state tax liabilities for which there were limitations on the use of existing state tax carryforwards. We had existing federal tax carryforwards sufficient to offset most of the federal liability. Our income tax provision also reflected taxable profits in foreign jurisdictions. Our effective tax rate for the three and six months ended June 30, 2023 of approximately 1.4% and 2.0%, respectively, differed from the federal statutory rate primarily because of changes in the valuation allowance against substantially all of our deferred tax assets.
For the three and six months ended June 30, 2022, we had taxable profits in the U.S. as a result of amendments to IRC Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act. We recorded an income tax provision of $0.1 million and $1.4 million, respectively, primarily related to estimated state tax liabilities for which there were limitations on the use of existing state tax carryforwards. We had existing federal tax carryforwards sufficient to offset any federal liability. Our income tax provision also reflected taxable profits in foreign jurisdictions. For the three and six months ended June 30, 2022, our effective tax rate of approximately 0.1% and 0.5%, respectively, differed from the federal statutory rate primarily because we have provided a valuation allowance against substantially all our deferred tax assets.

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
On November 12, 2019, we submitted an arbitration demand to the American Arbitration Association seeking, among other remedies, a declaration that we are the owner of the intellectual property rights under dispute, monetary damages, and a running royalty. On April 27, 2020, the arbitrator confirmed the dispute should be resolved in arbitration. The arbitration hearing was conducted in June 2021 and April 2022. On August 12, 2022, the arbitrator ruled in favor of Daiichi Sankyo, citing statute of limitations and disagreement with us on the interpretation of the contract. On November 10, 2022, we filed a motion to vacate the arbitration award in the U.S. District Court for the Western District of Washington, and that action has been stayed pending a final award in the arbitration.
The Daiichi Sankyo Collaboration Agreement provides that judgment rendered by an arbitrator shall include costs of arbitration, reasonable attorneys’ fees and reasonable costs for expert and other witnesses. On September 14, 2022, Daiichi Sankyo submitted a petition for approximately $58 million for reimbursement of its legal fees and costs associated with the arbitration. We filed oppositions to Daiichi Sankyo’s request on October 12, 2022 and May 23, 2023.
While we oppose any fees being awarded to Daiichi Sankyo, a liability between approximately $14 million and $58 million is reasonably estimable. An estimate of our liability for these fees towards the low end of the range has been recorded in accrued liabilities in our condensed consolidated financial statements. It is reasonably possible the arbitrator will render an award pursuant to Daiichi Sankyo’s request that is different from what we have accrued or estimated and that we will need to adjust our estimate in future periods pursuant to the arbitrator’s award.
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

On April 8, 2022, a jury in the United States District Court for the Eastern District of Texas found that Daiichi Sankyo willfully infringed the asserted claims of the ’039 Patent with its Enhertu product, and also found that the asserted claims were not invalid. The jury further awarded damages of $41.8 million for infringement from October 20, 2020 through March 31, 2022. The U.S. District Court for the Eastern District of Texas also denied Daiichi Sankyo’s claim that the ’039 Patent should be unenforceable under the equitable theory of prosecution laches, entered judgment in favor of us based on the jury’s verdict that Daiichi Sankyo willfully infringed the ’039 Patent consisting of pre-trial damages in the sum of $41.8 million, and awarded us pre- and post-trial interest and costs. We have requested a royalty in the range of 10-12% on Daiichi Sankyo’s future sales of Enhertu in the United States through November 5, 2024, the current expiration date of the ’039 Patent, as well as $12 million for reimbursement of our reasonable attorneys’ fees. Pursuant to ASC 450, awards of this nature must be either realized or realizable to be reflected in the company’s financial statements. No amounts related to these patent infringement matters have been reflected in our condensed consolidated financial statements as of June 30, 2023.
PADCEV product liability litigation

On March 14, 2023, a purported class action was filed in the United States District Court for the Central District of California against us, Astellas and Agensys, Inc., alleging that the defendants failed to warn of side effects to the skin that can occur when taking PADCEV. The complaint alleges claims under strict liability, negligence and fraud, and seeks damages, including punitive damages, interest, attorneys’ fees and costs. We intend to vigorously defend against these claims. No amounts related to these matters have been reflected in our condensed consolidated financial statements as of June 30, 2023.
Litigation related to the Pfizer Merger
Six lawsuits were filed by purported Seagen stockholders in connection with the Pfizer Merger. The complaints alleged, among other things, that certain disclosures in the preliminary proxy statement we filed on April 14, 2023 or definitive proxy statement we filed on April 24, 2023 in connection with the Pfizer Merger were materially incomplete and misleading. Four actions, captioned O’Dell v. Seagen Inc., et al., No. 1:23-cv-03254 (Apr. 19, 2023), Boyd v. Seagen Inc., et al., No. 1:23-cv-03309 (Apr. 20, 2023), Wang v. Seagen Inc., et al., No. 1:23-cv-03302 (Apr. 20, 2023), and Ober v. Seagen Inc., et al., No. 1:23-cv-03378 (Apr. 21, 2023), were filed in the United States District Court for the Southern District of New York; one action, captioned McDaniel v. Seagen, Inc. et al., No. 1:23-cv-00504 (May 8, 2023), was filed in the United States District Court for the District of Delaware; and one action, captioned Nicosia v. Baker et al., No. 23-2-03250-31 (May 2, 2023), was filed in the Superior Court of the State of Washington for the County of Snohomish. The six complaints included the Company and the current members of our board of directors as defendants, and the plaintiffs alleged, among other things, violations of Sections 14(a) and 20(a) of the Exchange Act, 15 U.S.C. §§ 78n(a), 78t(a), SEC Rule 14a-9, 17 C.F.R. 240.14a-9 and 17 C.F.R. § 244.100 and, in the case of the Washington State complaint, also included Pfizer as a defendant and alleged violations of Washington State securities laws. The complaints sought, among other relief, to enjoin us from consummating the Pfizer Merger and to be awarded rescissory damages, including reasonable attorneys’ and expert fees and expenses. We believe that the allegations asserted in the complaints were without merit. All of the actions were voluntarily dismissed following the publication of additional disclosures by the Company. No amounts related to these matters have been reflected in our condensed consolidated financial statements as of June 30, 2023.
We are not aware of the filing of other lawsuits challenging the Pfizer Merger or the proxy statement; however, additional lawsuits arising out of the Pfizer Merger or the related proxy statement may be filed in the future.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q, “Seagen,” the “Company”, “we,” “us” and “our” refer to Seagen Inc. and its wholly-owned subsidiaries. This Quarterly Report on Form 10-Q, including the following discussion of our financial condition and results of operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements except as required by law. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Part II Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
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
Second quarter 2023 highlights and recent developments
Business Highlights
•We reported 26% growth in net product sales for the second quarter in 2023 as compared to the same period of the prior year.
•In May 2023, at a special meeting of stockholders, our stockholders voted to approve a proposal to adopt the previously announced definitive merger agreement under which Pfizer Inc., or Pfizer, will acquire Seagen for $229 per share in cash, or the Pfizer Merger. More than 99% of the shares that were voted at the meeting, representing approximately 88% of the shares of Seagen common stock issued and outstanding as of the record date for the special meeting, were voted in favor of the proposal to adopt the merger agreement.
•On July 14, 2023, we and Pfizer each received a request for additional information and documentary materials, or a Second Request, from the Federal Trade Commission, or the FTC, in connection with the FTC’s review of the Pfizer Merger. The effect of a Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, until 30 days after we and Pfizer each have substantially complied with the applicable Second Request, unless that period is terminated sooner by the FTC.
•On June 1, 2023, the Company and Pfizer referred the Pfizer Merger to the European Commission, or the EC, for review under Article 4(5) of the EU Merger Regulation. On June 23, 2023, the EC accepted jurisdiction as a result of such referral and receipt of approval from the EC for the Pfizer Merger has become a condition for the closing of the Pfizer Merger.
•We continue to expect that the Pfizer Merger will be completed in late 2023 or early 2024, subject to the fulfillment of customary closing conditions, including receipt of required regulatory approvals.

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
•In June 2023, we announced the presentation of data from trials in earlier stages of disease for muscle-invasive and non-muscle invasive forms of bladder cancer and in first-line la/mUC at the American Society of Clinical Oncology, or ASCO, Annual Meeting. Long-term follow-up data from the EV-103 trial dose-escalation/Cohort A, which is evaluating PADCEV in combination with pembrolizumab as first-line treatment in patients with locally advanced or metastatic urothelial carcinoma who are ineligible to receive cisplatin-based chemotherapy, demonstrated a manageable safety profile after approximately 4 years of follow-up and clinically meaningful efficacy with a median survival exceeding 2 years.
ADCETRIS
•In June 2023, the U.S. Prescribing Information for ADCETRIS was updated to include six-year overall survival results from the phase 3 ECHELON-1 clinical trial of ADCETRIS plus combination chemotherapy in patients with previously untreated Stage III or IV classical Hodgkin lymphoma compared to chemotherapy alone. The update was based on statistically significant 41% reduction in risk of death versus the previous standard of care in patients with frontline advanced classical Hodgkin lymphoma.
•In June 2023, data from multiple clinical trials were presented at the 17th International Conference on Malignant Lymphoma. Updated efficacy and safety results from Part C of a phase 2 single-arm trial (SGN35-027) evaluating ADCETRIS in combination with the PD-1 inhibitor nivolumab and standard chemotherapy agents doxorubicin and dacarbazine (AN+AD) for the frontline treatment of patients with early-stage classical Hodgkin lymphoma showed a high overall response rate of 98% and a 93% complete response rate. The regimen was well tolerated, with the most frequently reported treatment-related adverse events of any grade occurring in more than 30 percent of patients being nausea (65%), peripheral sensory neuropathy (47%) and fatigue (44%). Separately, a phase 3 trial, called HD21, from the clinical research cooperative German Hodgkin Study Group demonstrated that ADCETRIS with a modified chemotherapy regimen showed non-inferiority with unprecedented 3-year progression free survival of 94.9% versus a less tolerable international standard of care in advanced classical Hodgkin lymphoma. The 12-month post-treatment safety data were consistent with previously presented HD21 data results at the American Society of Hematology 2022 Annual Meeting.
TUKYSA
•In June 2023, data were presented at the ASCO Annual Meeting from a phase 2 basket study of TUKYSA and trastuzumab in previously treated HER2-positive metastatic biliary tract cancer. The combination had clinically meaningful antitumor activity with a confirmed objective response rate of 46.7% and a median duration of response of 6.0 months. The combination was well tolerated, with the most common treatment-emergent adverse events being pyrexia (43.3%) and diarrhea (40.0%).
TIVDAK
•In April 2023, at the American Association for Cancer Research, or AACR, Annual Meeting, we presented data from an interim analysis of the Part C portion of the innovaTV 207 phase 2 clinical trial of TIVDAK given every 2 weeks in patients with recurrent or metastatic squamous cell carcinoma of the head and neck who have progressed on or after prior platinum combination, immunotherapy and targeted therapy, if eligible. Results with this regimen demonstrated encouraging preliminary antitumor activity with a confirmed overall response rate of 40% and a manageable safety profile.

Earlier-Stage Programs
•Early-stage pipeline data was presented at AACR, which included clinical, preclinical and discovery research programs. The first clinical data was presented for SEA-TGT that demonstrated a manageable and tolerable safety profile with initial monotherapy antitumor activity in solid tumors and lymphomas. In addition, data on multiple new ADC technologies were presented. These included the first preclinical data from Seagen and Sanofi for a novel topoisomerase I inhibitor ADC targeting CEACAM5, which demonstrated potent antitumor activity in patient-derived colorectal cancer models. Early-stage pipeline data presented at ASCO included updated phase 1 data for SGN-B6A, a wholly-owned, first-in-class vedotin ADC directed to integrin beta-6, a novel target that is highly expressed in multiple solid tumors.

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
In June 2023, the U.S. Prescribing Information for ADCETRIS was updated to include six-year overall survival results from the phase 3 ECHELON-1 clinical trial of ADCETRIS plus combination chemotherapy in patients with previously untreated Stage III or IV classical Hodgkin lymphoma compared to chemotherapy alone. The update was based on statistically significant 41% reduction in risk of death versus the previous standard of care in patients with frontline advanced classical Hodgkin lymphoma.
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
In April 2022, the EC approved PADCEV as monotherapy for the treatment of adult patients with la/mUC who have previously received a platinum-containing chemotherapy and a PD-1/L1 inhibitor. The approval is applicable in the European Union member states, as well as Iceland, Norway and Liechtenstein.
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
Clinical Development and Regulatory Status
ADCETRIS (brentuximab vedotin)
Beyond our current labeled indications, we are evaluating ADCETRIS as monotherapy and in combination with other agents in ongoing trials, including several potentially registration-enabling trials such as the phase 3 ECHELON-3 clinical trial in relapsed or refractory diffuse large B-cell lymphoma. In June 2023, updated efficacy and safety results from Part C of a phase 2 single-arm trial (SGN35-027) evaluating ADCETRIS in combination with the PD-1 inhibitor nivolumab and standard chemotherapy agents doxorubicin and dacarbazine (AN+AD) for the frontline treatment of patients with early-stage classical Hodgkin lymphoma showed a high overall response rate of 98% and a 93% complete response rate. The regimen was well tolerated, with the most frequently reported treatment-related adverse events of any grade occurring in more than 30 percent of patients being nausea (65%), peripheral sensory neuropathy (47%) and fatigue (44%). In addition to our corporate-sponsored trials, there are numerous investigator-sponsored trials of ADCETRIS in the United States. The investigator-sponsored trials include the use of ADCETRIS in a number of malignant hematologic indications and in solid tumors.
Outside of the U.S., a phase 3 clinical trial from the clinical research cooperative German Hodgkin Study Group demonstrated ADCETRIS in combination with chemotherapy – a regimen called BrECADD (brentuximab vedotin [ADCETRIS], etoposide, cyclophosphamide, doxorubicin [Adriamycin], dacarbazine, and dexamethasone) – met its co-primary endpoints of non-inferior efficacy and superior tolerability versus a highly efficacious yet chemotherapy-intense treatment regimen of escalated BEACOPP (bleomycin, etoposide, doxorubicin (Adriamycin), cyclophosphamide, vincristine, procarbazine, and prednisone), which is an international standard of care in the frontline advanced classical Hodgkin lymphoma setting and commonly used in Europe. An interim analysis at 40 months showed an unprecedented 94.9% 3-year progression-free survival for patients treated with the ADCETRIS combination of BrECADD versus 92.3% for eBEACOPP. Twelve-month post-treatment safety data were consistent with previously presented HD21 data.
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
In January 2020, we and Astellas also initiated a phase 2 clinical trial, called EV-202, to evaluate PADCEV monotherapy in solid tumors that have high-levels of Nectin-4 expression, including non-small cell lung, head and neck, gastric/esophageal and breast cancers. Astellas is conducting the trial and has obtained topline results in some cohorts. We and Astellas will be reviewing the results and discussing future direction. In June 2023, we reported initial data from the study at the ASCO Annual Meeting that demonstrated clinically meaningful responses in patients with head and neck cancers whose disease had progressed on prior anticancer therapies. A manageable safety profile was observed, consistent with that identified in previously studied populations with advanced urothelial cancer.
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
We are conducting a phase 3 randomized trial, called HER2CLIMB-02, evaluating TUKYSA versus placebo, each in combination with ado-trastuzumab emtansine, or T-DM1, for patients with unresectable locally advanced or metastatic HER2-positive breast cancer, including those with brain metastases, who have had prior treatment with a taxane and trastuzumab. In June 2022, we completed enrollment in the HER2CLIMB-02 trial and expect to report topline data in the third quarter of 2023. For this trial, we have initiated an extension study in China which continues to enroll patients.
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
In June 2023, data from a phase 2 basket study of TUKYSA and trastuzumab in previously treated HER2-positive metastatic biliary tract cancer showed clinically meaningful antitumor activity with a confirmed objective response rate of 46.7% and a median duration of response of 6.0 months. The combination was well tolerated, with the most common treatment-emergent adverse events being pyrexia (43.3%) and diarrhea (40.0%).
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
Disitamab vedotin
Effective in September 2021, we and RemeGen entered into an exclusive license agreement to develop and commercialize disitamab vedotin, a novel HER2-targeted ADC, which has shown anti-tumor activity in several solid tumor types across a spectrum of HER2 levels, including urothelial, gastric and breast cancer, in all countries outside of RemeGen’s territory of Asia, excluding Japan and Singapore. We have a broad clinical development program planned including an ongoing phase 2 clinical trial evaluating disitamab vedotin as monotherapy in previously treated HER2-expressing metastatic urothelial cancer, and we initiated a phase 3 clinical trial evaluating disitamab vedotin in combination with pembrolizumab in first-line treatment for HER2-expressing metastatic urothelial cancer in the third quarter of 2023.
Ladiratuzumab vedotin
In the second quarter of 2023 we decided to deprioritize the ladiratuzumab vedotin, or LV, program.
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

In November 2022, we reported interim phase 1 monotherapy results for SGN-B6A at the Society for Immunotherapy of Cancer’s, or SITC’s, Annual Meeting. In the study, dose escalation cohorts enrolled 79 participants with metastatic or unresectable solid tumors, whose disease had relapsed or was refractory to standard of care therapies and had not previously received an MMAE-containing agent or agent targeting integrin beta-6. Participants had received a median of 3 lines of therapy for metastatic disease prior to enrollment in the study. SGN-B6A demonstrated a manageable and tolerable safety profile at the explored dose levels and schedules. Intermittent dosing schedules (2Q3W, 2Q4W) are being evaluated further. The initial anti-tumor activity observed in heavily pre-treated patients is encouraging and has triggered expansion cohorts in NSCLC, HNSCC, and ESCC, which are currently ongoing. We reported additional data on the trial at the ASCO Annual Meeting which demonstrated durable responses in a heavily pretreated patient population. We plan to initiate a phase 3 trial evaluating SGN-B6A monotherapy compared to standard of care, docetaxel, in patients with previously treated non-small cell lung cancer in the fourth quarter of 2023.
We are also developing SGN-B7H4V, an ADC which we are evaluating in a phase 1 clinical trial in certain solid tumors including breast, endometrial and ovarian cancer. We expect to report initial data in the second half of 2023.
In September 2022, we entered into an agreement with LAVA Therapeutics N.V., or LAVA, to develop and commercialize LAVA-1223, also known as SGN-EGFRd2, a preclinical gamma delta bispecific T-cell engager for EGFR-expressing solid tumors. We received an exclusive global license for SGN-EGFRd2 and the opportunity to exclusively negotiate rights to apply LAVA’s proprietary Gammabody™ platform on up to two additional tumor targets. In June 2023, we filed an IND for SGN-EGFRd2.
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

Outlook
We recognize product sales revenue from ADCETRIS in the U.S. and Canada, from PADCEV in the U.S., Canada, and Latin America, from TUKYSA in the U.S., Europe and Canada, and TIVDAK in the U.S. We expect 2023 growth in net product sales of our portfolio to be primarily supported by sales volume growth and to a lesser degree price favorability. Over the past several years, we have experienced a favorable effect on gross-to-net deductions in the U.S. market associated with high inflation; however this effect might be reduced as inflation has had a recent downward trend. In addition, we experienced a reduction in diagnosis rates for the ADCETRIS frontline indications during the COVID-19 pandemic; however, recently, we believe these diagnosis rates have returned to pre-pandemic levels. We cannot predict how these diagnosis rates will trend in the future. We expect that ADCETRIS and PADCEV will remain the largest contributors to our sales growth in 2023. We expect ADCETRIS growth to be driven by continued use across its seven indications, most notably in frontline Hodgkin lymphoma. We are monitoring for potential headwinds on ADCETRIS growth dynamics from the SWOG Cancer Research Network’s S1826 clinical trial. This trial demonstrated a statistically significant improvement in progression-free survival for Opdivo® (nivolumab) in combination with chemotherapy compared with ADCETRIS in combination with chemotherapy in the frontline classical Hodgkin lymphoma setting. We anticipate PADCEV growth in 2023 to be driven primarily by sales in its frontline la/mUC indication in the U.S, and that the rate of growth of PADCEV for its previously-treated la/mUC indications in the U.S. will decelerate in 2023 compared to 2022 after three full years in the market since PADCEV’s launch. Additionally, while growth in PADCEV sales has been primarily driven by use of checkpoint inhibitors as frontline maintenance therapy, uptake of checkpoint inhibitors in that setting has flattened, which has been limiting PADCEV’s near-term growth in its previously-treated la/mUC indications. We also expect that growth in TUKYSA will continue to be impacted by competitive headwinds related to Enhertu’s recent approvals and its increased use in the second line plus setting, which is expected to continue into 2023. We also expect that the competitive impact related to Enhertu’s approvals in breast cancer on TUKYSA growth will decelerate in the rest of 2023.
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

•our and our collaborators’ ability to successfully comply with rigorous post-marketing requirements, including requirements related to confirmatory trials as a result of PADCEV’s, TUKYSA’s and TIVDAK’s accelerated approvals by the FDA, and to convert these accelerated approvals to regular approvals in the U.S.; and
•with respect to TIVDAK, the acceptance of TIVDAK and its required eye care by the medical community and patients.
As a result of these and other factors, our future net product sales for each of our products can be difficult to accurately predict from period to period. We cannot assure you that sales of any of our products will continue to grow or that we can maintain sales of any of our products at or near current levels.
The biopharmaceutical industry and the markets in which we operate are intensely competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. Drug prices are under significant scrutiny and we expect drug pricing and other healthcare costs to continue to be subject to intense political and societal pressures on a global basis. For example, in July 2021, the Biden administration announced an Executive Order that includes initiatives aimed at lowering prescription drug costs and implementing Canadian drug importation, and in response to President Biden’s Executive Order, in September 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and (iii) redesigns the Medicare Part D program, increasing manufacturer rebates within the catastrophic coverage phase. While the IRA’s drug price negotiation program is currently subject to legal challenges, it is likely that the IRA will have a significant impact on the pharmaceutical industry. In addition to pricing actions and other measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, our sales and operations could also be affected by other risks of doing business internationally.
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
Our ongoing research, development, manufacturing and commercial activities will require substantial amounts of capital and may not ultimately be successful. We expect that we will incur substantial expenses, and we will require significant financial resources and additional personnel in order to advance the development of, to pursue, obtain and maintain regulatory approvals for, and to commercialize our products and product candidates, and expand our pipeline. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to the continued development of our commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. As a result, we may need to raise additional capital, and our operating expenses may fluctuate as a result of such activities. We may also incur substantial milestone payment obligations to certain of our licensors as our product candidates progress through clinical trials towards potential commercialization.
In connection with the pending acquisition of the Company by Pfizer, we expect to incur non-recurring acquisition and transaction fees, which include legal and advisory fees, and substantial acquisition-related costs, including employee retention expenses.
We are continuing to monitor the impact of the lingering effects of the COVID-19 pandemic on our ability and the ability of our collaborators to effectively market, sell and distribute our products and to develop our products and product candidates. In this regard, impacts associated with the COVID-19 pandemic appear to have led to a reduction in diagnosis rates for the ADCETRIS frontline indications earlier in the pandemic and, while we believe these diagnosis rates have returned to pre-pandemic levels, these impacts may have adversely affected diagnosis rates of other cancers, and may adversely affect rates of cancer diagnoses or patient access to healthcare settings in the future.

Some of the sites participating in our clinical trials were affected by site closings, reduced capacity, staffing shortages, or other effects of the COVID-19 pandemic. At some sites, we experienced impacts on our ability to monitor patients, activate sites, screen and enroll patients, complete site monitoring and manage samples. The extent of the impact on a particular clinical trial depends on the current stage of activities at a given site, for example study start up versus post-enrollment, and the number of impacted sites participating in that trial. Impacts on diagnosis rates associated with the COVID-19 pandemic or other health epidemics may also negatively impact enrollment. Due to the suspension of data monitoring activities at sites that do not currently allow remote monitoring and the reduction of onsite monitoring activities at some sites, there is also the potential for negative impacts on data quality. While we are actively utilizing digital monitoring measures and other mitigations designed to prevent negative data quality impacts, if there were in fact a negative impact on data quality, we or our collaborators could be required to repeat, extend the duration of, or increase the size of clinical trials, which could significantly delay potential commercialization and require greater expenditures. We expect that similar factors will impact clinical studies operationalized by our collaborators. For more information on the risks and uncertainties associated with the lingering effects of the COVID-19 pandemic on our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts, see “Part II Item 1A—Risk Factors.”
Because of the above and other factors, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary
For the six months ended June 30, 2023, our total revenues increased to $1,123.6 million, compared to $924.0 million for the same period in 2022. This increase was primarily driven by $197.8 million or 24% higher net product sales, due to growth from our commercial portfolio.
For the six months ended June 30, 2023, total costs and expenses increased to $1,528.8 million, compared to $1,190.1 million for the same period in 2022. The increase was due primarily to higher research and development expenses, higher cost of sales, and higher sales, general, and administrative expenses.
As of June 30, 2023, we had $1.3 billion in cash, cash equivalents and investments and $2.6 billion in total stockholders’ equity.

Results of operations
Net product sales

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
ADCETRIS	$261,853	$201,939	30%	$504,915	$382,928	32%
PADCEV	161,230	123,577	30%	279,936	223,784	25%
TUKYSA	99,204	88,989	11%	186,580	179,464	4%
TIVDAK	21,687	17,209	26%	41,182	28,624	44%
Net product sales	$543,974	$431,714	26%	$1,012,613	$814,800	24%
Our net product sales increased during the three and six months ended June 30, 2023 as compared to the comparable periods in 2022, driven by continued commercial execution.
ADCETRIS net product sales grew primarily due to higher volume growth driven by greater use in frontline advanced Hodgkin lymphoma. PADCEV growth was driven by use in as first-line treatment for locally advanced or metastatic urothelial cancer following its approval for this indication in April 2023. The increase in TUKYSA net product sales reflects the important role it serves in the treatment of HER2-positivive metastatic breast cancer, competitive dynamics in this setting as well as early contributions from its colorectal cancer indication. TIVDAK growth reflects continued uptake in its current indication.
We expect growth in net product sales in 2023 as compared to 2022 to be primarily supported by sales volume growth and to a lesser degree price favorability. Refer to “Overview—Outlook” above for additional information.

Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2022	$111,251	$21,978	$133,229
Provision related to current period sales	385,377	33,176	418,553
Adjustment for prior period sales	(1,191)	(1,526)	(2,717)
Payments/credits for current period sales	(311,071)	(23,676)	(334,747)
Payments/credits for prior period sales	(53,254)	(6,772)	(60,026)
Balance as of June 30, 2023	$131,112	$23,180	$154,292
Government-mandated rebates and chargebacks are the most significant component of our total gross-to-net deductions and the discount changes over time. The most significant portion of our gross-to-net accrual balances as of June 30, 2023 and 2022 was for Medicaid rebates. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2023 as compared to 2022, driven by anticipated growth in our gross product sales.

Royalty revenues
Royalty revenues primarily reflect royalties earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on annual net sales tiers. Takeda bears third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Royalty revenues also reflect, amounts from Genentech earned on net sales of Polivy® (polatuzumab vedotin) and, to a lesser extent, amounts from GlaxoSmithKline earned on net sales of Blenrep, both of which utilizes technology that we have licensed to them, as well as royalties on TUKYSA sales by Merck in its territory, and royalties on disitamab vedotin sales by RemeGen in its territory.

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Royalty revenues	$51,189	$39,109	31%	$81,367	$67,290	21%
Royalty revenues increased for the three and six months ended June 30, 2023 from the comparable periods in 2022, due primarily to higher net product sales by our licensees in their territories driven by Takeda’s net sales growth of ADCETRIS outside the U.S. and Canada, as well as royalties from sales of Polivy by Roche.
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

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Collaboration and license agreement revenues	$8,669	$26,679	(68)%	$29,571	$41,872	(29)%
Collaboration and license agreement revenues decreased for the three and six months ended June 30, 2023 compared to the comparable periods in 2022, due primarily to a prior period milestone payment received from AbbVie and lower revenues from drug product supplied to collaborators, which can fluctuate from quarter to quarter.

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
Merck LV collaboration
In 2020, we entered into a license and collaboration agreement, or the LV Agreement, with a subsidiary of Merck. Under the terms of the LV Agreement, we granted Merck a co-exclusive worldwide development and commercialization license for LV, and agreed to jointly develop and commercialize LV on a worldwide basis. We received an upfront cash payment, and we are eligible to receive milestone payments upon the initiation of certain clinical trials, regulatory approval in certain major markets and achievement of specified annual global net sales thresholds of LV. Each company is responsible for 50% of global costs to develop and commercialize LV and will receive 50% of potential future profits.
We recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses. In the second quarter of 2023, we decided to deprioritize the LV program.
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
We recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses. Sales of TUKYSA drug product supplied is included in collaboration and license agreement revenues. The $85.0 million prepayment received for global development cost-sharing was recorded as a co-development liability in accrued liabilities and other or other long-term liabilities on our condensed consolidated balance sheet as of December 31, 2020. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our condensed consolidated statements of comprehensive loss. As of June 30, 2023 and December 31, 2022, $0.0 million and $15.5 million was recorded as the remaining co-development liability, respectively.
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

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Cost of sales	$180,753	$106,100	70%	$292,529	$193,726	51%
Cost of sales increased for the three and six months ended June 30, 2023 from the comparable periods in 2022, reflecting higher sales of our medicines resulting in higher gross profit sharing owed to our collaboration partners, and higher product costs from sales volume increases. In addition, cost of sales in the second quarter of 2023 included a $47 million inventory write-off related to in-process production of one of our products that did not meet a release specification that was updated in June 2023. This inventory adjustment and new release specification are not expected to impact availability of product supply required to meet current or future demand. The gross profit share to collaborators totaled $81.9 million and $145.9 million for the three and six months ended June 30, 2023, respectively, as compared to $65.5 million and $118.3 million for the comparable periods in 2022.
We expect cost of sales to increase in 2023 as compared to 2022 as a result of the net product sales growth of our marketed products, contributing to higher manufacturing costs due to sales volume increases for our products sold and higher anticipated gross profit sharing with our collaborators, as well as the inventory write-off in the second quarter of 2023.

Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Research and clinical development	$303,212	$232,679	30%	$564,577	$462,328	22%
Process sciences and manufacturing	96,656	71,575	35%	191,306	139,585	37%
Total research and development	$399,868	$304,254	31%	$755,883	$601,913	26%
Research and clinical development expenses include personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. Other research and clinical development costs grew during the three and six months ended June 30, 2023 from the comparable periods in 2022, driven by higher employee-related costs and clinical trial costs to support our early- and late-stage pipeline of product candidates.
Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of product candidates used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increases for the three and six months ended June 30, 2023 from the comparable periods in 2022 primarily reflected higher employee-related costs and the timing of manufacturing costs of our product candidates for use in clinical trials.

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
TUKYSA (tucatinib)	$55,369	$48,947	$96,495	$92,542
PADCEV (enfortumab vedotin-ejfv)	18,629	17,836	40,003	42,605
ADCETRIS (brentuximab vedotin)	19,144	25,015	33,698	38,867
TIVDAK (tisotumab vedotin)	10,774	10,758	23,751	18,690
Ladiratuzumab vedotin	3,209	4,484	6,446	7,743
Disitamab vedotin	13,066	7,500	22,763	17,879
Other clinical stage programs	25,712	24,435	52,137	46,761
Total third-party costs for clinical stage programs	145,903	138,975	275,293	265,087
Other costs, overhead, and net cost-sharing with collaborators	253,965	165,279	480,590	336,826
Total research and development	$399,868	$304,254	$755,883	$601,913

Third-party costs for TUKYSA increased for the three and six months ended June 30, 2023 as compared to the 2022 periods, due primarily to clinical trials expenses.
Third-party costs for PADCEV increased for the three months ended June 30, 2023, and decreased for the six months ended June 30, 2023 as compared to the 2022 periods, respectively, due to the timing of clinical trials expenses.
Third-party costs for ADCETRIS decreased for the three and six months ended June 30, 2023 as compared to the 2022 periods, due to decreased clinical trials expenses.
Third-party costs for TIVDAK increased for the three and six months ended June 30, 2023 as compared to the 2022 periods, due to clinical trials expenses.
Third-party costs for ladiratuzumab vedotin decreased for the three and six months ended June 30, 2023 as compared to the 2022 periods due to decreased clinical trials expenses and our decision to deprioritize the ladiratuzumab vedotin program in the second quarter of 2023.
Third-party costs for disitamab vedotin increased for the three and six months ended June 30, 2023 as compared to the 2022 periods due to increased clinical trial expenses.
Third-party costs for other clinical stage programs increased for the three and six months ended June 30, 2023 as compared to the 2022 periods, due to the higher clinical trials expenses.
Other costs, overhead, and net cost-sharing reimbursements from or payments made to collaborators increased for the three and six months ended June 30, 2023 from the comparable periods in 2022, due to higher employee-related costs. During the three months ended June 30, 2023 and 2022, net cost-sharing reimbursements from collaborators were $25.7 million and $21.1 million, respectively. During the six months ended June 30, 2023 and 2022, net cost-sharing reimbursements from collaborators were $45.1 million and $44.3 million, respectively.
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

Selling, general and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Selling, general and administrative	$243,932	$220,259	11%	$480,373	$394,484	22%
Selling, general and administrative expenses increased for the three and six months ended June 30, 2023 from the comparable periods in 2022, reflecting higher expenses to support our ongoing commercialization efforts, which includes higher compensation expenses, and $7 million and $36 million in expenses associated with the pending acquisition by Pfizer for the three and six months ended June 30, 2023, respectively.
We anticipate that selling, general and administrative expenses will increase in 2023 as compared to 2022 due to higher commercial activities to drive growth of our approved products and to support our overall growth strategy, acquisition related expenses associated with the pending acquisition by Pfizer and employee retention expenses.

Investment and other income (loss), net

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Loss on equity securities	$(3,004)	$(4,299)	(30)%	$(3,241)	$(7,078)	(54)%
Investment and other income, net	15,088	2,690	461%	29,725	3,279	807%
Total investment and other income (loss), net	$12,084	$(1,609)	NM	$26,484	$(3,799)	NM
NM: No amount in comparable period or not a meaningful comparison.
Investment and other income, net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities, realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
The loss on equity securities for the three and six months ended June 30, 2023 and 2022 was due to unrealized holding losses resulting from a decline in the share price of securities held during the respective periods. Investment and other income, net increased for the three and six months ended June 30, 2023 due to higher yields on our debt securities investments in the 2023 periods.

Provision for income taxes

Our provision for income taxes was $2.9 million and $7.5 million for the three and six months ended June 30, 2023, respectively, compared with $0.1 million and $1.4 million for the three and six months ended June 30, 2022, respectively. The increased provision for income taxes in the 2023 period is the result of less available tax net operating loss carryforwards to offset taxable profits in the U.S. and increased limitations on utilization of the tax net operating losses and credits.
Liquidity and capital resources

(in thousands)	June 30, 2023	December 31, 2022
Cash, cash equivalents, and investments	$1,292,119	$1,735,070
Working capital	1,752,798	1,984,129
Stockholders’ equity	2,619,059	2,803,819

	Six months ended June 30,
(in thousands)	2023	2022
Cash provided (used) by:
Operating activities	$(424,888)	$(288,582)
Investing activities	365,424	199,756
Financing activities	43,752	41,624
The change in net cash from operating activities for the six months ended June 30, 2023 as compared to the comparable period in 2022 was primarily related to an increase in net loss and increases in net working capital.
The change in net cash from investing activities for the six months ended June 30, 2023 as compared to the comparable period in 2022 reflected differences between the proceeds from maturities of securities and amounts used for purchases of securities, the difference for purchases of property, plant, and equipment, and the payment for lessor-owned assets.
The change in net cash from financing activities for the six months ended June 30, 2023 as compared to the comparable period in 2022 was driven by higher proceeds from the exercise of stock options and the employee stock purchase plan offset by employee taxes paid related to net share settlement of stock-based awards.
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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of June 30, 2023, we had $1.3 billion held in cash, cash equivalents and investments.
At our currently planned spending rates, we believe that our existing financial resources, together with product and royalty revenues, and reimbursements and profit sharing we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months from the date of this filing.
In March 2023, we entered into a definitive merger agreement under which, on the terms and subject to the conditions thereof, Pfizer will acquire us for $229 in cash. We have agreed to various covenants and agreements in the definitive merger agreement, including, among others, agreements to conduct our business in the ordinary course. Outside of certain limited exceptions, we may not take certain actions without Pfizer’s consent, including: (i) acquiring businesses and disposing of significant assets; (ii) making or agreeing to make any capital expenditures that would exceed our budget and capital plan; (iii) issuing equity; and (iv) incurring indebtedness. We do not believe these restrictions will prevent us from being able to fund our operations, working capital needs or capital expenditure requirements.
If the Pfizer Merger is not consummated and we continue to operate as an independent entity, we expect to make additional capital outlays and to increase operating expenditures over the next several years as we hire additional employees, and support our development, commercialization, invest in our facilities, and expand globally, which may require us to raise additional capital. In addition, we may pursue new operations or continue the expansion of our existing operations, including with respect to the continued development of our commercial infrastructure in Europe and our plans to otherwise continue to expand our operations internationally. Our commitment of resources to the continuing development, regulatory and commercialization activities for our products, the continued research, development and manufacturing of our product candidates, our pursuit of regulatory approvals for and preparing to potentially launch and commercialize our product candidates, and the anticipated expansion of our pipeline and operations may require us to raise additional capital. Further, we actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, technologies or businesses, and we may require significant additional capital in order to complete or otherwise provide funding for such transactions. We may seek additional capital through some or all of the following methods: corporate collaborations, licensing arrangements, and public or private debt or equity financings. We have no committed sources of funding and do not know whether additional capital will be available when needed, or that, if available, we will obtain financing on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be required to scale back our operations, delay, reduce the scope of, or eliminate development programs enter into collaboration or license agreements on terms that are not favorable to us, sell or relinquish rights to certain assets, proprietary technologies or product candidates or forgo strategic opportunities.

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
Operating expenditures. Our primary uses of cash and operating expenses relate to paying employees and consultants, administering clinical trials, marketing our products, and providing technology and facility infrastructure to support our operations. Our research and development expenses for the six months ended June 30, 2023 were $755.9 million and we expect to increase our investment in research and development expenses in 2023. Our sales, general and administrative expenses were $480.4 million for the six months ended June 30, 2023, and we expect to increase our sales, general, and administrative expenses to support our business growth in 2023. On a long-term basis, we manage future cash requirements relative to our long-term business plans.
Operating costs also relate to our building leases for our office and laboratory facilities expiring in 2023 through 2042 that contain rate escalations and options for us to extend the leases. Our future minimum lease payments as of June 30, 2023 totaled $19.5 million related to short-term lease liabilities, and $155.6 million related to long-term lease liabilities. We signed a 20-year lease in June 2021 for a building complex in Everett, Washington that has commenced in January 2023 and is included in lease liability balances as of June 30, 2023. Refer to Note 3 in the Notes to Financial Statements in Item 1 for further detail of our lease obligations.
Capital expenditures. We make investments in our office, laboratory, and manufacturing facilities to enable continued expansion of our business. These include leasehold and building improvements at our approximately 1 million square feet of leased and owned properties, installation of laboratory and manufacturing equipment, computers, software, and office equipment. Our purchases for property and equipment for the six months ended June 30, 2023 were $87.9 million, and we anticipate these investments to grow in 2023 to support our anticipated business growth and long-term facility needs, including a significant multi-year investment in a building complex being constructed in Everett, Washington, which is expected to provide us additional manufacturing, laboratory, and office space in the future. We expect our additional capital expenditures for this Everett facility to be approximately $250 million to $300 million through 2024.
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
Royalties, milestones and profit-sharing associated with our licensed technology and collaboration agreements. Some of our license and collaboration agreements provide for periodic maintenance fees over specified time periods, profit share payments, and/or payments by us upon the achievement of development and regulatory milestones. Some of our licensing agreements also obligate us to pay royalties based on net sales of products utilizing licensed technology. Such royalties and profit share payments are dependent on future product sales and are contingent on events that have not yet occurred. Royalties and profit share payments totaled $175.7 million for the six months ended June 30, 2023 and are expected to increase in future periods. Milestone payments generally become due and payable upon the achievement of certain events. There have been no material changes related to our future milestone payments potentially owed related to in-licensed technology as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed February 15, 2023.
Critical accounting policies
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the six months ended June 30, 2023 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The consummation of our proposed acquisition by Pfizer Inc., or Pfizer, which we refer to herein as the Pfizer Merger, is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Agreement and Plan of Merger, or the Merger Agreement, with Pfizer and Aris Merger Sub, Inc., a wholly owned subsidiary of Pfizer, or Merger Sub, may be terminated and the Pfizer Merger may not be completed.
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
•The lingering effects of the COVID-19 pandemic and associated global economic instability could have further adverse effects on our business, including our commercialization efforts, supply chain, regulatory activities, clinical development activities and other business operations.
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
On March 12, 2023, we entered into the Merger Agreement, pursuant to which, among other things, Merger Sub will be merged with and into the Company with the Company surviving the Pfizer Merger as a wholly owned subsidiary of Pfizer. The Pfizer Merger is subject to certain customary closing conditions, including: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding common shares entitled to vote on such matter at the meeting of our stockholders held for that purpose; (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and receipt of certain non-U.S. antitrust and foreign investment approvals; (iii) no statute, rule or regulation that prohibits the consummation of the Pfizer Merger having been enacted, issued, enforced or promulgated and remaining in effect in certain specified jurisdictions, and no order or injunction of a court of competent jurisdiction being in effect that prohibits or makes illegal the consummation of the Pfizer Merger; (iv) subject to certain materiality qualifications, the accuracy of representations and warranties of the Company, Pfizer and Merger Sub, as applicable, under the Merger Agreement and the performance in all material respects by the Company, Pfizer and Merger Sub, as applicable, of their respective obligations under the Merger Agreement; and (v) no material adverse effect on the Company having occurred since the date of the Merger Agreement that is continuing.
The governmental authorities from which authorizations under antitrust and foreign investment laws are required, including the HSR Act, have broad discretion in administering the governing laws and regulations. In this regard, on July 14, 2023, we and Pfizer each received a request for additional information and documentary materials, or a Second Request, from the Federal Trade Commission, or the FTC, in connection with the FTC’s review of the pending Pfizer Merger. The effect of the second request is to extend the waiting period imposed by the HSR Act, until 30 days after we and Pfizer each have substantially complied with the applicable Second Request, unless the period is terminated sooner by the FTC. Additionally, on June 1, 2023, the Company and Pfizer referred the Pfizer Merger to the European Commission, or the EC, for review under Article 4(5) of the EU Merger Regulation. On June 23, 2023, the EC accepted jurisdiction as a result of such referral and receipt of approval from the EC for the Pfizer Merger has become a condition for the closing of the Pfizer Merger. The Second Request, and any further inquiries or actions from the FTC or the EC, could have the effect of substantially delaying, imposing restrictions on, or impeding or precluding the completion of the pending Pfizer Merger. The FTC or the EC may take steps to prevent the Pfizer Merger, or condition its clearance of the Pfizer Merger on Pfizer’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of Pfizer’s business following the Pfizer Merger. These requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the pending Pfizer Merger. Moreover, these governmental authorities could initiate legal proceedings against Pfizer and/or us seeking to prevent, or otherwise seek to prevent, the Pfizer Merger.
We cannot predict with certainty whether and when any of the required closing conditions, including receiving all required authorizations under antitrust and foreign investment laws, will be satisfied or if additional uncertainties may arise, and we cannot guarantee that we will be able to successfully consummate the Pfizer Merger as currently contemplated under the Merger Agreement, or at all. The failure to satisfy all of the required conditions could delay the completion of the Pfizer Merger by a significant period of time or prevent it from occurring. Any delay in completing the Pfizer Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Pfizer Merger is successfully completed within the expected timeframe and on the expected terms. There can be no assurance that the conditions to closing of the Pfizer Merger will be satisfied or waived or that the Pfizer Merger will be completed within the expected timeframe or at all.
Failure to complete the Pfizer Merger could adversely affect our stock price and future business and financial results.
There can be no assurance that the conditions to the closing of the Pfizer Merger will be satisfied or waived or that the Pfizer Merger will be completed. If the Pfizer Merger is not completed within the expected timeframe or at all, our ongoing business could be adversely affected and we will be subject to a variety of risks and possible consequences associated with the failure to complete the Pfizer Merger, including the following: (i) following, or in connection with, the termination of the Merger Agreement, in certain circumstances, we will be required to pay Pfizer a termination fee of $1.646 billion; (ii) we will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, and substantial acquisition-related costs, including employee retention expenses, regardless of whether the Pfizer Merger closes; (iii) under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the Pfizer Merger, which may adversely affect our ability to execute certain of our business strategies; (iv) due to restrictions in the Merger Agreement on certain significant financing transactions prior to the closing of the Pfizer Merger, we may be unable to raise the capital required to execute certain of our business strategies; and (v) the proposed Pfizer Merger, whether or not it closes, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us as an independent company.

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
It is a condition to the Pfizer Merger that there shall be no order or injunction of a court of competent jurisdiction prohibiting or making illegal the consummation of the Pfizer Merger. Six lawsuits were filed by purported Seagen stockholders in connection with the Pfizer Merger, all of which have been voluntarily dismissed following the publication of additional disclosures by the Company. While we are not aware of the filing of other lawsuits challenging the Pfizer Merger, additional lawsuits arising out of the Pfizer Merger may be filed in the future. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Pfizer Merger on the agreed-upon terms, such an injunction may delay the consummation of the Pfizer Merger in the expected timeframe, or may prevent the Pfizer Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Pfizer Merger and ongoing business activities, which could adversely affect our operations.
If the Pfizer Merger is not consummated by March 12, 2024, or, under certain conditions, September 12, 2024, either we or Pfizer may terminate the Merger Agreement, subject to certain exceptions.
Either we or Pfizer may terminate the Merger Agreement if the Pfizer Merger has not been completed by March 12, 2024, or if all conditions to closing other than those relating to antitrust and foreign investment laws and those that by their nature are to be satisfied at the closing have been satisfied, then September 12, 2024. However, this termination right will not be available to a party whose material breach of the Merger Agreement proximately caused the failure to consummate the Pfizer Merger on time. In the event the Merger Agreement is terminated by either party due to the failure of the Pfizer Merger to close by March 12, 2024, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without our stockholders realizing the anticipated benefits of the Pfizer Merger.
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
Sales of a new product and sales of an existing product in a new indication or territory are subject to significant risks and uncertainties and can be particularly difficult to predict. For example, the commercialization of TIVDAK is at an early stage and may not be successful. A proposed launch, including the launch of PADCEV and TUKYSA in countries where they have not yet launched, could also be delayed or impaired due to a variety of factors, including supply constraints, delays in arranging a commercial infrastructure, delays in obtaining or failure to obtain pricing and reimbursement approvals, or other factors. These risks could be heightened by lingering impacts related to the COVID-19 pandemic. Delays or other difficulties due to any of these factors could negatively impact anticipated revenue from the affected product. In addition, prior to TUKYSA, we had no prior experience as an organization launching or commercializing a product outside the U.S. and Canada, which could adversely affect our ability to maximize the commercial potential of TUKYSA. If we and our collaborators are unable to successfully launch and commercialize any newly approved products and/or to successfully launch and commercialize our existing products in new indications or territories, then our business, results of operation, financial condition and growth prospects could be adversely affected.
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
•the risks and lingering effects of the COVID-19 pandemic; and
•risks related to the ongoing military conflict between Russia and Ukraine, and sanctions imposed against Russia by the international community.
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
ADCETRIS, PADCEV, TIVDAK and many of our product candidates are based on antibody-drug conjugate, or ADC, technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our license agreements with AbbVie Biotechnology Ltd., Astellas, Genentech, Inc., a member of the Roche Group, or Genentech, and GlaxoSmithKline LLC and our collaboration agreements with Takeda, Astellas, Genmab, Merck and Zai Lab. Any failures or setbacks in our ADC development program or with respect to our additional proprietary technologies, including adverse effects resulting from the use of this technology in human clinical trials and/or the imposition of clinical holds on our trials of our product candidates, could have a detrimental impact on the continued commercialization of our products in their current or any potential future approved indications and on our product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.
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

With respect to ADCETRIS, there are several other FDA approved drugs for its approved indications. Bristol-Myers Squibb’s, or BMS’s, nivolumab and Merck’s pembrolizumab are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Acrotech Biopharma’s pralatrexate and belinostat are approved for relapsed or refractory systemic anaplastic large cell lymphoma, or sALCL, among other T-cell lymphomas. BMS’s romidepsin is approved for cutaneous T-cell lymphoma. Kyowa Kirin’s mogamulizumab is approved for adult patients with relapsed or refractory mycosis fungoides or Sézary syndrome. The competition ADCETRIS faces from these and other therapies is intensifying. Additionally, Merck conducted a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab to ADCETRIS. An interim analysis of this clinical trial demonstrated a statistically significant improvement in progression-free survival for pembrolizumab compared with ADCETRIS, resulting in a label expansion to an earlier line of therapy, and pembrolizumab is now competing with ADCETRIS in this indication. We are also aware of multiple investigational agents currently being studied that, if successful, may compete with ADCETRIS. In the frontline classical Hodgkin lymphoma setting, an investigator-initiated phase 3 clinical trial demonstrated a statistically significant improvement in progression-free survival for nivolumab in combination with chemotherapy compared with ADCETRIS in combination with chemotherapy. In addition, a study of pembrolizumab in combination with chemotherapy in the frontline Hodgkin lymphoma setting is ongoing. MK-4820A is in a phase 2 study in relapsed/refractory classical Hodgkin lymphoma. Nivolumab, with or without chemotherapy, in a phase 2 investigator initiated trial, has demonstrated significant objective response rate in the salvage setting. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including autologous hematopoietic stem cell transplant, allogeneic hematopoietic stem cell transplant and chemotherapy, in addition to clinical trials with experimental agents.
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
With respect to TUKYSA, there are multiple marketed competitor products which target HER2, including the antibodies trastuzumab and pertuzumab and kinase inhibitors lapatinib and neratinib. In addition, ado-trastuzumab emtansine, or T-DM1 is a HER2-targeted antibody and microtubule inhibitor conjugate indicated, as a single agent, for the treatment of patients with HER2-positive metastatic breast cancer who previously received trastuzumab and taxane, separately or in combination. Daiichi Sankyo and AstraZeneca have fam-trastuzumab deruxtecan-nxki, which was approved by the FDA for adults with metastatic breast cancer who received a prior treatment for HER2-positive metastatic breast cancer or have breast cancer that has come back within six months of completing treatment for their early-stage breast cancer, and was also approved by the FDA in the HER2-low metastatic breast cancer setting following chemotherapy and in the HER2-positive gastric cancer setting post-trastuzumab-based therapy. The agent was also granted conditional marketing authorization by the EMA for the treatment of adult patients with unresectable or metastatic HER2-positive breast cancer who have received one or more prior anti-HER2-based regimens. We believe that the sequence of therapies patients receive for HER2-positive breast cancer is likely to continue to change in both the U.S. and EU, with greater fam-trastuzumab deruxtecan-nxki use in second line, displacing the previous standard of care, T-DM1. This has resulted and is expected to continue to result in increased competition for TUKYSA, which is approved by the FDA for patients who have received one or more prior anti-HER2-based regimens in the metastatic breast cancer setting, including in patients with brain metastases. In June 2023, interim results were presented from a phase 2 clinical trial of fam-trastuzumab deruxtecan-nxki in patients with locally advanced, unresectable or metastatic previously treated, HER2-expressing solid tumors not eligible for curative therapy. MacroGenics has a HER2 targeted, Fc-optimized antibody, margetuximab, which is approved by the FDA for patients who have received at least two previous anti-HER2 regimens. Additionally, Byondis released results from a pivotal trial of its antibody drug conjugate, SYD985, in metastatic breast cancer patients treated with multiple anti-HER2-based regimens and the FDA accepted a regulatory submission based on these results. In May 2023, the FDA issued a complete response letter for the SYD985 regulatory submission, requesting additional information. In May 2023, Roche entered into a global agreement with Zion Pharma to develop and commercialize their blood brain barrier penetrant oral HER2 tyrosine kinase inhibitor ZN-A-1041 in HER2-positive metastatic breast cancer. The ongoing phase 1 trial is being conducted at multiple sites in the US and China. There are a number of regimens, besides trastuzumab in combination with TUKYSA, that are included in the NCCN Guidelines for HER2-positive metastatic colorectal cancer, including fam-trastuzumab deruxtecan-nxki, which is recommended by NCCN for use as part of a combination therapy.

With respect to TIVDAK, Merck’s pembrolizumab is approved by the FDA and EC in first line in combination with chemotherapy, with or without bevacizumab, for the treatment of recurrent or metastatic cervical cancer whose tumors express PD-L1 and is approved by the FDA in second line as a monotherapy for recurrent or metastatic cervical cancer patients with disease progression on or after chemotherapy in patients whose tumors express PD-L1. In September 2022, pembrolizumab was approved in Japan as first-line therapy in combination with chemotherapy, with or without bevacizumab, for patients with recurrent or metastatic cervical cancer who are not amenable to curative treatment. We are also aware of other companies that currently have products in development (PD-(L)1 combinations or novel therapies) for the treatment of late-stage cervical cancer which could be competitive with TIVDAK, including BMS, Iovance Biotherapeutics, Merck, Regeneron Pharmaceuticals and Roche. Regeneron’s cemiplimab received Canadian approval in March 2022, EC approval in November 2022 and Japanese approval in December 2022 for the treatment of patients with recurrent or metastatic cervical cancer following progression on platinum-based chemotherapy. These approvals will likely impact the potential future opportunity for TIVDAK in these geographies. A supplemental Biologics License Application for cemiplimab was withdrawn in the U.S. in January 2022.
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

If FDA approval is granted via the accelerated approval pathway or a product receives conditional marketing authorization from another comparable regulatory agency, we and our collaborators may be required to conduct a post-marketing confirmatory trial in support of full approval and to comply with other additional requirements. For example, in connection with ADCETRIS’s conditional marketing authorization in relapsed Hodgkin lymphoma, relapsed cutaneous T-cell lymphoma, and both relapsed and frontline sALCL in the EU, Takeda is subject to certain post-approval requirements, including the requirement to conduct clinical trials to confirm clinical benefit. The FDA’s accelerated approval of PADCEV in its first-line urothelial cancer indication, of TUKYSA in its colorectal cancer indication, and of TIVDAK also included requirements for confirmatory trials. An unsuccessful post-marketing study or failure to complete such a study with due diligence could result in the withdrawal of marketing approval. Post-marketing studies may also suggest unfavorable safety information that could require us to update the product’s prescribing information or limit or prevent the product’s widespread use. In addition, the labeling, advertising and promotion of products that have received accelerated approval from the FDA, including PADCEV, TUKYSA and TIVDAK, are subject to additional regulatory requirements, which entail significant expense and could negatively impact the product’s commercialization. Recent legislation has given the FDA additional authority to require accountability and enforce the post-marketing requirements and commitments associated with accelerated approval.
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
The federal government has implemented reforms to government healthcare programs in the U.S., including changes to the methods for, and amounts of, Medicare reimbursement and changes to the Medicaid Drug Rebate Program. For example, in March 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In November 2021, President Biden signed the Infrastructure Investment and Jobs Act, which included changes to the Medicare Part B program requiring rebates for some discarded drug products that are expected to increase future rebates for ADCETRIS, TIVDAK and possibly PADCEV with an implementation date in the first quarter of 2023. The Biden administration also announced an Executive Order that includes initiatives to support the implementation of Canadian drug importation and reduce drug prices. In response to President Biden’s Executive Order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize drug price increases that outpace inflation; and (iii) redesigns the Medicare Part D program, increasing manufacturer rebates within the catastrophic coverage phase. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively beginning in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Innovation, which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. One of the models may create differential reimbursement for certain drugs approved under the FDA’s Accelerated Approval Pathway. More detail is anticipated in the coming year. It is unclear whether the models will be utilized in any health reform measures in the future.
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
We are subject to numerous privacy and data protection laws and regulations globally governing personal information, including healthcare information. In addition, the legislative and regulatory landscape for privacy and data protection continues to evolve as technological advances focus significant attention on the impact to personal privacy.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data security and breach notification laws, personal data privacy laws, and consumer protection laws. The laws are not consistent, and states frequently amend existing laws, requiring attention to constantly changing regulatory requirements. For example, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020, and the California Privacy Rights Act, or CPRA, took effect January 1, 2023. The CPRA significantly modifies the CCPA, including by expanding individual rights, especially with respect to certain sensitive personal information. We may also be subject to additional U.S. state privacy regulations in the future as state regulators focus increasingly on protecting consumer health data outside the scope of HIPAA. Washington, Connecticut, and Nevada have passed consumer health data privacy laws that impact us, and it is likely that other state laws will follow. In addition, at the federal level, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations impose additional obligations on certain types of individuals and entities with respect to the security, privacy and transmission of individually identifiable health information. The U.S. Federal Trade Commission is also active in enforcing Section 5 of the FTC Act to assess companies’ stated privacy practices in relation to sharing of personal data for advertising and related purposes.

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
Among other requirements, the GDPR regulates transfers of personal data to countries under and adequacy decision. In July 2020, the Court of Justice of the EU, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the primary mechanisms enabling U.S. companies to import personal data from Europe. On July 10, 2023, the EU Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework, or the EU-U.S. DPF, which replaces the invalidated EU-U.S. Privacy Shield and permits personal data be transferred from the EU to U.S. companies that self-certify to participate in the EU-U.S. DPF. The authorities in Switzerland and the U.K., whose data protection laws are similar to those of the EU, are following suit. U.S. companies may also continue to rely on the modernized Standard Contractual Clauses, or SCCs, for data transfers from Europe. We continue to review personal data transfers from the EU and add the new SCCs while we evaluate whether to seek to self-certify under the EU-U.S. DPF. Since local data protection authorities can interpret GDPR and the CJEU’s decision differently, there is no definitive set of controls that can ensure GDPR compliance across our business operations. In addition, authorities in Switzerland and the U.K., whose data protection laws are similar to those of the EU, may take different views. Additional compliance efforts may be needed to respond to evolving regulatory guidance. If our compliance solutions are found to be insufficient, we could face substantial fines under European data protection laws as well as injunctions against processing and/or transferring personal data from Europe. The inability to import personal data from Europe could restrict our clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws, interfere with our ability to hire employees in Europe and require us to increase our data processing capabilities in Europe at significant expense.
In addition, we may be subject to other foreign data privacy and security laws. For example, China's Personal Information Protection Law, or PIPL, which took effect in November 2021, imposes various requirements related to personal information processing, similar to the GDPR and CCPA. In particular, the PIPL sets out personal information localization requirements, along with rules regarding the transfer of personal information outside of China. Such transfers may require assessment and/or approval by China’s Cyberspace Administration, or CAC, certification by professional institutions, or entering into contracts with and supervising overseas recipients in accordance with the requirements of the CAC’s newly finalized standard contractual clauses and regulations which became effective June 1, 2023. Violations of the PIPL may lead to an administrative fine of up to RMB 50 million or 5% of turnover in the last year.
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
There are a limited number of facilities in which each of our products and product candidates can be produced. Any interruption of the operation of those facilities, due to equipment malfunction or failure, damage to the facility, natural disasters, regulatory actions, contractual disputes or other events, could result in delays, cancellation of shipments, loss of product in the manufacturing process, or a shortfall in supply. Further, we and our collaborators depend on outside vendors for the supply of raw materials used to produce our products and product candidates. If these suppliers were to cease production or otherwise fail to supply quality raw materials and we or our collaborators were unable to contract with alternative suppliers for these raw materials on acceptable terms, our ability to have our products manufactured to meet clinical and commercial requirements would be adversely affected. In addition, if any of the parties in our supply chain are adversely impacted by the lingering effects of the COVID-19 pandemic, such as staffing shortages, productions slowdowns and/or disruptions in delivery systems, there could be disruptions and delays in the manufacturing and supply of our products and product candidates.

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
We are engaged in multiple legal disputes with Daiichi Sankyo. We have been in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug Enhertu (fam-trastuzumab deruxtecan-nxki) and certain product candidates. On August 12, 2022, the arbitrator in this dispute ruled in favor of Daiichi Sankyo, citing statute of limitations and disagreement with us on the interpretation of the contract. On September 14, 2022, Daiichi Sankyo submitted a petition for approximately $58 million for reimbursement of its legal fees and costs associated with the arbitration. We filed oppositions to Daiichi Sankyo’s request on October 12, 2022 and May 23, 2023. On November 10, 2022, we filed a motion to vacate the arbitration award in the U.S. District Court for the Western District of Washington, and that action has been stayed pending a final award in the arbitration. In addition, in October 2020, we filed a complaint in the U.S. District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the ‘039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the U.S. of Enhertu. Daiichi Sankyo (as well as Daiichi Sankyo, Inc. and AstraZeneca Pharmaceuticals, LP, or AstraZeneca) subsequently filed an action in the U.S. District Court for the District of Delaware seeking a declaratory judgment that Enhertu does not infringe the ‘039 Patent. The Delaware action has been stayed by court order. Daiichi Sankyo, Inc. and AstraZeneca also filed two petitions for post-grant review with the USPTO seeking to have claims of the ‘039 Patent cancelled as unpatentable. On June 24, 2021, the USPTO issued a decision denying both petitions for post-grant review. On April 7, 2022, the USPTO granted a request on rehearing and instituted two post-grant review proceedings, but on July 15, 2022, the USPTO issued a new decision denying post-grant review of the claims asserted in the patent infringement action. On February 7, 2023, in response to Daiichi Sankyo and AstraZeneca’s second request for rehearing of the denial of the post-grant review to the USPTO and for Precedential Opinion Panel, or POP, review, the Precedential Opinion Panel issued an order denying the request for POP review but directing the USPTO panel evaluating the second rehearing request to make an explicit finding using its own discretion as to whether the post-grant review petition presents a “compelling” showing of invalidity as part of its ruling on the pending second rehearing request. The panel was also directed to rule on the second rehearing request within two weeks from the POP order. On February 14, 2023, the panel decided to institute the post-grant review of the claims of the ‘039 Patent asserted in the patent infringement action. On April 8, 2022, a jury in the U.S. District Court for the Eastern District of Texas found that Daiichi Sankyo willfully infringed the asserted claims of the ‘039 Patent with its Enhertu product, and also found that the asserted claims were not invalid. The U.S. District Court for the Eastern District of Texas also denied Daiichi Sankyo’s claim that the ‘039 Patent should be unenforceable under the equitable theory of prosecution laches, entered judgment in favor of us based on the jury’s verdict that Daiichi Sankyo willfully infringed the ‘039 Patent consisting of pre-trial damages in the sum of $41.8 million, and awarded us pre- and post-trial interest and costs. We have requested a royalty in the range of 10-12% on Daiichi Sankyo’s future sales of Enhertu in the United States through November 5, 2024, the current expiration date of the ‘039 Patent, as well as $12 million for reimbursement of our reasonable attorneys’ fees.
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

Six lawsuits were filed by purported Seagen stockholders in connection with the Pfizer Merger, all of which have been voluntarily dismissed following the publication of additional disclosures by the Company. While we are not aware of the filing of other lawsuits challenging the Pfizer Merger, additional lawsuits arising out of the Pfizer Merger may be filed in the future.
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
Risks Related to Our Operations, Managing Our Growth and Other Risks
The lingering effects of the COVID-19 pandemic and associated global economic instability could have further adverse effects on our business, including our commercialization efforts, supply chain, regulatory activities, clinical development activities and other business operations.
Our business has been adversely affected and could be materially and adversely affected in the future by the lingering effects of the COVID-19 pandemic. Our ongoing increased reliance on personnel working from home may present operational and workplace culture challenges, negatively impact productivity or disrupt, delay or otherwise adversely impact our business. This could also increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. In addition, the effects of the COVID-19 pandemic appear to have negatively affected our product sales in the past and could affect product sales in the future. In this regard, impacts associated with the COVID-19 pandemic appear to have led to a reduction in diagnosis rates for the ADCETRIS frontline indications earlier in the pandemic and, while we believe these diagnosis rates have returned to pre-pandemic levels, these impacts may have adversely affected diagnosis rates of other cancers, and may adversely affect rates of cancer diagnoses or patient access to healthcare settings in the future. As we resume more travel and in-person interactions after pauses earlier in the pandemic, we may subsequently decide or be forced to resume a more restrictive remote work model, whether as a result of future health epidemics, government actions, restrictions at healthcare institutions, or otherwise. Future COVID-19 or other health epidemic related restrictions could negatively impact research and development activities or sales and marketing efforts, or could present product distribution challenges.
Some of the sites participating in our clinical trials were affected by site closings, reduced capacity, staffing shortages or other effects of the COVID-19 pandemic. At some sites, we experienced impacts on our ability to monitor patients, activate sites, screen and enroll patients, complete site monitoring and manage samples. The extent of the impact on a particular clinical trial depends on the current stage of activities at a given site, for example study start up versus post-enrollment, and the number of impacted sites participating in that trial. Impacts on diagnosis rates associated with the COVID-19 pandemic or other health epidemics may also negatively impact enrollment. Due to the suspension of data monitoring activities at sites that do not currently allow remote monitoring and the reduction of onsite monitoring activities at some sites, there is also the potential for negative impacts on data quality. While we are actively utilizing digital monitoring measures and other mitigations designed to prevent negative data quality impacts, if there were in fact a negative impact on data quality, we or our collaborators could be required to repeat, extend the duration of, or increase the size of clinical trials, which could significantly delay potential commercialization and require greater expenditures. We expect that similar factors will impact clinical studies operationalized by our collaborators.
The effects of the COVID-19 pandemic have increased market volatility in the past few years and may result in a significant long-term disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, economic instability resulting from the effects of the COVID-19 pandemic or any future health epidemic could materially affect our business and the value of our common stock.

The extent to which the effects of the COVID-19 pandemic or any future health epidemic impact our business will depend on future developments that are highly uncertain, such as virus variants or diseases that may prove to be especially contagious or virulent, the ultimate duration and severity of the health epidemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of vaccine programs and other actions taken to contain and treat the disease. These effects could materially and adversely affect our business, results of operations, financial condition and growth prospects.
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
•the lingering effects of the COVID-19 pandemic, including those leading to past and potential future reductions in rates of cancer diagnoses;
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
During the past several years, domestic and international financial markets have experienced, and they may continue to experience, extreme disruption from time to time, including, among other things, high volatility, significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. Such adverse capital and credit market conditions could make it more difficult to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. For example, our ability to raise additional capital may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the lingering effects of the COVID-19 pandemic, inflationary pressures, rising interest rates, the ongoing military conflict between Russian and Ukraine and related sanctions imposed against Russia and otherwise.
The potential future impairment of intangible assets and goodwill may negatively affect our results of operations and financial position.
As of June 30, 2023, we carried $500.7 million of intangible assets, net and goodwill on our condensed consolidated balance sheet. Our intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
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
•the lingering effects of the COVID-19 pandemic;
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
Based on information available to us as of June 30, 2023, the Baker Entities collectively beneficially owned approximately 24% of our common stock. In addition, based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and our outstanding shares of common stock as of June 30, 2023, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 43% of our voting power as of June 30, 2023. As a result, these stockholders are able to exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that other stockholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
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
Due to economic and political conditions, various countries have made or are actively considering changes to existing tax laws, which could adversely affect our business operations and financial performance, and we cannot predict the form or timing of such changes. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the year incurred, requiring amortization in accordance with IRC Section 174. If this requirement is not repealed or otherwise modified, it will reduce our operating cash flows. In addition, the current U.S. presidential administration continues to pursue numerous corporate tax reform proposals to increase taxation of international business operations. Further, organizations such as the Organization for Economic Cooperation and Development have published action plans that, if adopted by countries where we do business, could increase our tax obligations in those countries. Changes in corporate tax rates or in rules applicable to the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings or the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges, increase our future tax expense or otherwise have a material adverse effect on our business, results of operations, financial condition or growth prospects.

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

Item 5.    Other Information
During the three months ended June 30, 2023, the following officers (as defined in Rule 16a-1(f)) of the Company took the following actions regarding trading arrangements with respect to our securities:
On May 3, 2023, Roger D. Dansey, M.D. President, Research and Development and Chief Medical Officer, terminated a trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c), or the Dansey 10b5-1 Plan. The Dansey 10b5-1 Plan was entered into on September 9, 2022, with a termination date of the earlier of October 13, 2023 or the date all shares under the plan were sold. The aggregate number of securities to be sold pursuant to the Dansey 10b5-1 Plan was 88,083.
On May 15, 2023, Jean I. Liu, Chief Legal Officer, terminated a trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c), or the Liu 10b5-1 Plan. The Liu 10b5-1 Plan was entered into on November 25, 2022, with a termination date of the earlier of December 29, 2023 or the date all shares under the plan were sold. The aggregate number of securities to be sold pursuant to the Liu 10b5-1 Plan was 67,739.

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated March 12, 2023, by and among Seagen Inc., Pfizer Inc. and Aris Merger Sub, Inc.	8-K	000-32405	2.1	3/13/2023
3.1	Fourth Amended and Restated Certificate of Incorporation of Seagen Inc.	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc.	8-K	000-32405	3.3	5/26/2011
3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc.	8-K	000-32405	3.1	10/8/2020
3.4	Amended and Restated Bylaws of Seagen Inc.	8-K	000-32405	3.1	11/18/2022
4.1	Specimen Stock Certificate.	10-K	000-32405	4.2	2/12/2021
4.2	Investor Rights Agreement dated July 8, 2003 among Seagen Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement dated September 10, 2015 between Seagen Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+††	Fourteenth Amendment to Development and Supply Agreement, effective May 10, 2023 between Seagen Inc. and AbbVie Inc. (formerly part of Abbott Laboratories).	—	—	—	—
10.2+††	Fifteenth Amendment to Development and Supply Agreement, effective May 23, 2023 between Seagen Inc. and AbbVie Inc. (formerly part of Abbott Laboratories).	—	—	—	—
10.3*	Form of Global Stock Unit Grant Notice and Global Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan (approved March 30, 2023).	10-Q	000-32405	10.9	4/27/2023
10.4+*	Amended and Restated 2007 Equity Incentive Plan, effective as of May 31, 2023.	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101	The following financial statements from Seagen’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	—	—	—	—

+	Filed herewith.
†	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedules upon request.
††	Certain confidential information contained in this Exhibit, marked by brackets in the Exhibit, has been omitted, because it is both not material and is the type that the registrant treats as private or confidential.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGEN INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 2, 2023