Form 10-Q
period 2023-09-30
Seagen Inc.
filed 2023-11-01
CIK 1060736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of October 27, 2023, there were 188,662,672 shares of the registrant’s common stock outstanding.

Seagen Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
Seagen Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$428,568	$319,940
Short-term investments	808,418	1,415,130
Accounts receivable, net	631,555	501,912
Inventories	531,188	427,211
Prepaid expenses and other current assets	151,864	138,340
Total current assets	2,551,593	2,802,533
Property and equipment, net	358,801	248,179
Operating lease right-of-use assets	128,861	46,738
Intangible assets, net	220,255	237,516
Goodwill	274,671	274,671
Other non-current assets	100,080	64,895
Total assets	$3,634,261	$3,674,532
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$224,813	$207,851
Accrued liabilities and other	729,903	610,553
Total current liabilities	954,716	818,404
Long-term liabilities:
Operating lease liabilities, long-term	113,487	43,474
Other long-term liabilities	15,637	8,835
Total long-term liabilities	129,124	52,309
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 250,000 shares authorized; 188,628 shares issued and outstanding at September 30, 2023 and 186,559 shares issued and outstanding at December 31, 2022	189	187
Additional paid-in capital	5,302,239	4,954,469
Accumulated other comprehensive income	4,394	3,510
Accumulated deficit	(2,756,401)	(2,154,347)
Total stockholders’ equity	2,550,421	2,803,819
Total liabilities and stockholders’ equity	$3,634,261	$3,674,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net product sales	$570,729	$428,089	$1,583,343	$1,242,889
Royalty revenues	63,561	43,904	144,927	111,194
Collaboration and license agreement revenues	14,360	38,307	43,931	80,179
Total revenues	648,650	510,300	1,772,201	1,434,262
Costs and expenses:
Cost of sales	165,254	108,122	457,783	301,848
Research and development	449,047	384,605	1,204,930	986,518
Selling, general and administrative	265,687	210,378	746,060	604,862
Total costs and expenses	879,988	703,105	2,408,773	1,893,228
Loss from operations	(231,338)	(192,805)	(636,572)	(458,966)
Investment and other income, net	14,978	4,278	41,463	479
Loss before income taxes	(216,360)	(188,527)	(595,109)	(458,487)
(Benefit) provision for income taxes	(571)	2,289	6,945	3,650
Net loss	$(215,789)	$(190,816)	$(602,054)	$(462,137)
Net loss per share - basic and diluted	$(1.15)	$(1.03)	$(3.21)	$(2.51)
Shares used in computation of per share amounts - basic and diluted	188,135	184,792	187,532	184,199

Comprehensive loss:
Net loss	$(215,789)	$(190,816)	$(602,054)	$(462,137)
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale, net of tax	97	(875)	1,639	(4,472)
Foreign currency translation gain (loss)	189	3,363	(755)	6,288
Total other comprehensive income	286	2,488	884	1,816
Comprehensive loss	$(215,503)	$(188,328)	$(601,170)	$(460,321)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balances as of December 31, 2021	183,381	$183	$4,607,816	$1,179	$(1,544,039)	$3,065,139
Net loss	—	—	—	—	(136,494)	(136,494)
Other comprehensive loss	—	—	—	(755)	—	(755)
Issuance of common stock for stock option exercises and employee stock purchase plan	463	1	26,663	—	—	26,664
Restricted stock vested during the period, net	48	—	—	—	—	—
Share-based compensation	—	—	43,913	—	—	43,913
Balances as of March 31, 2022	183,892	184	4,678,392	424	(1,680,533)	2,998,467
Net loss	—	—	—	—	(134,827)	(134,827)
Other comprehensive income	—	—	—	83	—	83
Issuance of common stock for stock option exercises and employee stock purchase plan	298	—	14,960	—	—	14,960
Restricted stock vested during the period, net	179	—	—	—	—	—
Share-based compensation	—	—	54,129	—	—	54,129
Balances as of June 30, 2022	184,369	$184	$4,747,481	$507	$(1,815,360)	$2,932,812
Net loss	—	—	—	—	(190,816)	(190,816)
Other comprehensive income	—	—	—	2,488	—	2,488
Issuance of common stock for stock option exercises and employee stock purchase plan	263	—	18,388	—	—	18,388
Restricted stock vested during the period, net	602	1	—	—	—	1
Share-based compensation	—	—	58,938	—	—	58,938
Balances as of September 30, 2022	185,234	$185	$4,824,807	$2,995	$(2,006,176)	$2,821,811

Balances as of December 31, 2022	186,559	$187	$4,954,469	$3,510	$(2,154,347)	$2,803,819
Net loss	—	—	—	—	(174,737)	(174,737)
Other comprehensive income	—	—	—	198	—	198
Issuance of common stock for stock option exercises and employee stock purchase plan	569	—	42,240	—	—	42,240
Restricted stock vested during the period, net	223	—	—	—	—	—
Shares withheld for tax withholdings during the period	(62)	—	(12,303)	—	—	(12,303)
Share-based compensation	—	—	63,939	—	—	63,939
Balances as of March 31, 2023	187,289	187	5,048,345	3,708	(2,329,084)	2,723,156
Net loss	—	—	—	—	(211,528)	(211,528)
Other comprehensive income	—	—	—	400	—	400
Issuance of common stock for stock option exercises and employee stock purchase plan	212	1	13,814	—	—	13,815
Restricted stock vested during the period, net	171			—	—	—
Share-based compensation	—	—	93,216	—	—	93,216
Balances as of June 30, 2023	187,672	188	5,155,375	4,108	(2,540,612)	2,619,059
Net loss	—	—	—	—	(215,789)	(215,789)
Other comprehensive income	—	—	—	286	—	286
Issuance of common stock for stock option exercises and employee stock purchase plan	160		15,520	—	—	15,520
Restricted stock vested during the period, net	796	1	1	—	—	2
Share-based compensation	—	—	131,343	—	—	131,343
Balances as of September 30, 2023	188,628	189	5,302,239	4,394	(2,756,401)	2,550,421
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(602,054)	$(462,137)
Adjustments to reconcile net loss to net cash used by operating activities
Share-based compensation	288,498	156,980
Depreciation	38,056	34,642
Amortization of intangible assets	17,261	17,261
Amortization of right-of-use assets	11,339	9,441
Amortization of premiums, accretion of discounts, and (gains) losses on debt securities	(34,333)	(1,129)
Losses on equity securities	2,750	9,747
Deferred income taxes	835	(221)
Inventory write-off	46,524	—
Changes in operating assets and liabilities
Accounts receivable, net	(129,643)	(97,499)
Inventories	(150,501)	(164,307)
Prepaid expenses and other assets	(53,186)	(11,300)
Lease liability	(10,257)	(11,842)
Other liabilities	114,000	146,053
Net cash used by operating activities	(460,711)	(374,311)
Investing activities:
Purchases of securities	(1,699,316)	(2,060,242)
Proceeds from maturities of securities	2,342,000	2,391,000
Payments for lessor-owned assets	(2,954)	(17,936)
Purchases of property and equipment	(131,815)	(48,095)
Net cash provided by investing activities	507,915	264,727
Financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	71,577	60,013
Employee taxes paid related to net share settlement of stock-based awards	(12,303)	—
Net cash provided by financing activities	59,274	60,013
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(804)	(6,893)
Net increase (decrease) in cash, cash equivalents, and restricted cash	105,674	(56,464)
Cash, cash equivalents, and restricted cash at beginning of period	323,486	424,834
Cash, cash equivalents, and restricted cash at end of period	$429,160	$368,370
The accompanying notes are an integral part of these condensed consolidated financial statements.

Seagen Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and summary of significant accounting policies
Organization
We are a biotechnology company that develops and commercializes targeted therapies to treat cancer. We are commercializing ADCETRIS®, or brentuximab vedotin, for the treatment of certain CD30-expressing lymphomas, PADCEV®, or enfortumab vedotin-ejfv, for the treatment of certain metastatic urothelial cancers, TIVDAK®, or tisotumab vedotin-tftv, for the treatment of certain metastatic cervical cancers, and TUKYSA®, or tucatinib, for treatment of certain metastatic HER2-positive breast cancers. We are also advancing a pipeline of novel therapies for solid tumors and blood-related cancers designed to address unmet medical needs and improve treatment outcomes for patients. Many of our programs, including ADCETRIS, PADCEV and TIVDAK, are based on our antibody-drug conjugate, or ADC, technology that utilizes the targeting ability of monoclonal antibodies to deliver cell-killing agents directly to cancer cells.
Pending Transaction with Pfizer
In March 2023, we entered into a definitive merger agreement, or the Merger Agreement, under which, on the terms and subject to the conditions thereof, Pfizer Inc., or Pfizer, will acquire Seagen Inc., or Seagen, for $229 in cash per Seagen share for a total enterprise value of $43 billion. The companies seek to accelerate the next generation of cancer breakthroughs and bring new solutions to patients by combining the power of Seagen’s ADC technology with the scale and strength of Pfizer’s capabilities and expertise. On May 30, 2023, our shareholders approved a proposal to adopt the Merger Agreement. However, the closing of the transaction, which we refer to herein as the Pfizer Merger, remains subject to fulfillment of customary closing conditions, including the receipt of required regulatory approvals. In this regard, on June 1, 2023, we and Pfizer referred the Pfizer Merger to the European Commission, or the EC, for review under Article 4(5) of the EU Merger Regulation. On June 23, 2023, the EC accepted jurisdiction as a result of such referral and receipt of approval from the EC for the Pfizer Merger became a condition for the closing of the Pfizer Merger. On October 19, 2023, the EC approved the Pfizer merger unconditionally pursuant to Article 6(1)b of the EU Merger Regulation. Additionally, on July 14, 2023, we and Pfizer each received a request for additional information and documentary materials, or a Second Request, from the Federal Trade Commission, or the FTC, in connection with the FTC’s review of the Pfizer Merger. The effect of a Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, until 30 days after Seagen and Pfizer each have substantially complied with the Second Request issued to it, unless that period is terminated sooner by the FTC. Completion of the Pfizer Merger remains subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.
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
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of our operations for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Non-cash activities
We had $53.3 million and $20.1 million of accrued capital expenditures as of September 30, 2023 and December 31, 2022, respectively. Accrued capital expenditures are treated as a non-cash investing activity and, accordingly, have not been included in the condensed consolidated statement of cash flows until such amounts have been paid in cash. We recorded $93.5 million and $0.9 million right-of-use assets during the nine months ended September 30, 2023 and 2022, respectively, and lease liabilities of $75.3 million and $0.5 million during the nine months ended September 30, 2023 and 2022, respectively.
Investments
We hold certain equity securities which are reported at estimated fair value based on quoted market prices. Changes in the fair value of equity securities are recorded in income or loss. The cost of equity securities for purposes of computing gains and losses is based on the specific identification method.
We invest our available cash primarily in debt securities. These debt securities are classified as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains, realized losses and declines in the value of debt securities judged to be other-than-temporary are included in investment and other income, net. The cost of debt securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Amortization of premiums and accretion of discounts on debt securities are included in investment and other income, net. Interest and dividends earned are included in investment and other income, net. Accrued interest receivable as of September 30, 2023 and December 31, 2022, were $0.0 million and $5.2 million, respectively, and were included in prepaid expenses and other current assets. We classify investments in debt securities maturing within one year of the reporting date, or where management’s intent is to use the investments to fund current operations or to make them available for current operations, as short-term investments.
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
Restricted Cash
As of September 30, 2023, we had $0.6 million cash held in escrow restricted by a contractual agreement related to our Everett, Washington building construction project. The restricted cash was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet. We determine classification based on the expected duration of the restriction.
Our total cash, cash equivalents, and restricted cash, as presented in the condensed consolidated statements of cash flows, was as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$428,568	$319,940
Restricted cash included in prepaid expenses and other current assets	592	3,546
Total cash, cash equivalents, and restricted cash as presented in the condensed consolidated statements of cash flows	$429,160	$323,486
Intangible assets, net
Our intangible assets are primarily comprised of acquired TUKYSA technology. The following table presents the balances of our finite-lived intangible assets for the periods presented:

(dollars in thousands)	September 30, 2023	December 31, 2022
Gross carrying value	$305,650	$305,650
Less: accumulated amortization	(85,395)	(68,134)
Total	$220,255	$237,516

The following table presents our amortization expense related to acquired TUKYSA technology costs, included in cost of sales in our condensed consolidated statements of comprehensive loss, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Amortization expense	$5,817	$5,817	$17,261	$17,261
The weighted average remaining useful life of our finite-lived intangible assets was approximately 10 years as of September 30, 2023, and estimated future amortization expense related to acquired TUKYSA is $5.8 million for the three months ending December 31, 2023, and TUKYSA technology costs is $23.1 million for each of the years ending December 31, 2024 through December 31, 2028.
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
Revenue recognition - Royalty revenues
Royalty revenues primarily reflect amounts earned under the ADCETRIS collaboration with an affiliate of Takeda Pharmaceutical Company Limited, or Takeda. These royalties include commercial sales-based milestones and sales royalties that relate predominantly to the license of intellectual property. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on annual net sales tiers. Takeda bears a portion of low single digit third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Amounts owed to our third-party licensors related to Takeda’s sales of ADCETRIS are recorded in cost of sales. These amounts are recognized in the period in which the related sales by Takeda occur. Royalty revenues also reflect amounts from Genentech, Inc., a member of the Roche Group, or Genentech, earned on net sales of Polivy, and amounts from GlaxoSmithKline earned on net sales of Blenrep.

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
In September 2023, we entered into a research and license agreement under which we owed an upfront payment of $60.0 million that was recorded in accounts payable as of September 30, 2023 and paid in October 2023. The agreement includes options to license technologies and contains contingent research, development, regulatory and commercial milestone payments potentially totaling up to $3.4 billion. The substantial majority of these contingent payments are dependent upon, among other things, our exercise of the options and future product sales. The agreement also includes mid-single to low double digit tiered royalties on future sales and the licensor retains an option for U.S. profit sharing and co-promotion on up to two products.
Recent Accounting Pronouncements
We reviewed recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on our condensed consolidated financial statements.

2. Revenue from contracts with customers
The following table presents our disaggregated revenue for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
ADCETRIS	$246,071	$218,521	$750,986	$601,449
PADCEV	199,516	105,330	479,452	329,114
TUKYSA	102,071	87,771	288,651	267,235
TIVDAK	23,071	16,467	64,254	45,091
Net product sales	$570,729	$428,089	$1,583,343	$1,242,889
Royalty revenues	$63,561	$43,904	$144,927	$111,194
Collaboration and license agreement revenues	$14,360	$38,307	$43,931	$80,179
Total revenues	$648,650	$510,300	$1,772,201	$1,434,262

3. Leases
We have operating leases for our office and laboratory facilities with terms that expire from 2023 through 2042. We recorded $93.5 million and $0.9 million right-of-use assets during the nine months ended September 30, 2023 and 2022, respectively, and lease liabilities of $75.3 million and $0.5 million during the nine months ended September 30, 2023 and 2022, respectively. All of our significant leases include options for us to extend the lease term. None of our options to extend the rental term of any existing leases were considered reasonably certain as of September 30, 2023.
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

Supplemental operating lease information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Operating lease cost	$5,514	$3,682	$16,426	$11,824
Variable lease cost	1,307	1,039	3,870	3,360
Total lease cost	$6,821	$4,721	$20,296	$15,184
Cash paid for amounts included in measurement of lease liabilities	$5,307	$4,089	$14,215	$12,838

			As of September 30,
			2023	2022
Weighted average remaining lease term			11.2 years	5.4 years
Weighted average discount rate			6.9%	5.0%
Operating lease liabilities were recorded in the following captions of our condensed consolidated balance sheets as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Accrued liabilities and other	$11,089	$14,517
Operating lease liabilities, long-term	113,487	43,474
Total	$124,576	$57,991

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
We excluded the potential shares of common stock from the computation of diluted net loss per share because their effect would have been antidilutive. The following table presents the weighted average number of shares that have been excluded for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock options and RSUs	9,000	9,948	8,699	10,029

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

The fair value hierarchy of assets carried at fair value and measured on a recurring basis was as follows:

	Fair value measurement using:
(dollars in thousands)	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
September 30, 2023
Short-term investments—U.S. Treasury securities	$808,418	$—	$—	$808,418
Other non-current assets—equity securities	1,104	—	—	1,104
Total	$809,522	$—	$—	$809,522
December 31, 2022
Short-term investments—U.S. Treasury securities	$1,415,130	$—	$—	$1,415,130
Other non-current assets—equity securities	3,854	—	—	3,854
Total	$1,418,984	$—	$—	$1,418,984
Our short-term debt investments portfolio only contains investments in U.S. Treasury and other U.S. government-backed securities. We review our portfolio based on the underlying risk profile of the securities and have a zero loss expectation for these investments. We also regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the three and nine months ended September 30, 2023 and 2022, we recognized no year-to-date credit loss related to our short- and long-term investments, and had no allowance for credit loss recorded as of September 30, 2023 or December 31, 2022.
Our debt securities consisted of the following:

(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2023
U.S. Treasury securities	$808,366	$67	$(15)	$808,418
Contractual maturities (at date of purchase):
Due in one year or less	$808,366			$808,418
December 31, 2022
U.S. Treasury securities	$1,416,717	$96	$(1,683)	$1,415,130
Contractual maturities (at date of purchase):
Due in one year or less	$1,400,852			$1,399,382
Due in one to two years	15,865			15,748
Total	$1,416,717			$1,415,130

6. Investment and other income, net
Investment and other income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Gain (loss) on equity securities	$491	$(2,669)	$(2,750)	$(9,747)
Investment and other income, net	14,487	6,947	44,213	10,226
Total investment and other income, net	$14,978	$4,278	$41,463	$479
Gain (loss) on equity securities includes the realized and unrealized holding gains and losses on our equity securities. At times, we hold equity investments in certain companies acquired in relation to a strategic partnership. Shares held at the end of reporting periods are marked to market in our condensed consolidated financial statements, which can result in unrealized gains and losses.

7. Inventories
Inventories consisted of the following:

(dollars in thousands)	September 30, 2023	December 31, 2022
Raw materials	$12,845	$14,916
Work in process	479,584	357,275
Finished goods	38,759	55,020
Total	$531,188	$427,211
We capitalize our commercial inventory costs. Work in process represents inventory at various stages of the production process, which includes costs for materials, labor, and overhead applied during the production process. Inventory that is deployed into clinical, research or development use is charged to research and development expense when it is no longer available for use in commercial sales. During the nine months ended September 30, 2023, we recorded a $47 million inventory write-off related to in-process production of one of our products that did not meet a release specification that was updated in June 2023.

8. Accrued liabilities
Accrued liabilities consisted of the following:

(dollars in thousands)	September 30, 2023	December 31, 2022
Clinical trial and related costs	$222,488	$194,006
Employee compensation and benefits	212,442	175,506
Gross-to-net deductions and third-party royalties	153,266	119,289
Acquisition related expenses	27,445	—
Other	114,262	121,752
Total	$729,903	$610,553
We have incurred approximately $40 million of acquisition related expenses in connection with the pending merger with Pfizer for the nine months ended September 30, 2023, with $27 million remaining in accrued liabilities.

9. Share-based compensation
The following table presents our total share-based compensation expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Research and development	$70,062	$31,328	$149,974	$77,850
Selling, general and administrative	61,281	27,610	138,524	79,130
Total share-based compensation expense	$131,343	$58,938	$288,498	$156,980
During the nine months ended September 30, 2023, we granted retention awards of approximately $280 million in the form of cash and RSUs to incentivize certain employees to remain employed at the company during the pendency of the Pfizer Merger and following the closing of the transaction. The awards consist of 20% in the form of cash that vests on the 9-month anniversary of the grant, 30% in the form of RSUs that vest on the 18-month anniversary of the grant, 25% in the form of RSUs that vest on the 24-month anniversary of the grant, and 25% in the form of RSUs that vest on the 30-month anniversary of the grant.
As of September 30, 2023, there was $545.3 million of unrecognized compensation cost related to unvested options including options subject to market-based performance metrics, and restricted stock unit awards, excluding our performance-based RSUs, net of forfeitures. The estimated unrecognized compensation expense related to our performance-based RSUs was approximately $48 million as of September 30, 2023.

10. Income taxes
For the three and nine months ended September 30, 2023, we had taxable profits in the U.S. as a result of amendments to IRC Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act. For the three months ended September 30, 2023, we recorded an income tax benefit of $0.6 million, primarily related to higher forecasted 2023 book loss, decreasing provision for income taxes. For the nine months ended September 30, 2023, we recorded an income tax provision of $6.9 million primarily related to estimated state tax liabilities for which there were limitations on the use of existing state tax carryforwards. We had existing federal tax carryforwards sufficient to offset most of the federal liability. Our income tax provision also reflected taxable profits in foreign jurisdictions. Our effective tax rate for the three and nine months ended September 30, 2023 of approximately (0.3%) and 1.2%, respectively, differed from the federal statutory rate primarily because of changes in the valuation allowance against substantially all of our deferred tax assets.
For the three and nine months ended September 30, 2022, we had taxable profits in the U.S. as a result of amendments to IRC Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act. We recorded an income tax provision of $2.3 million and $3.6 million for the three and nine months ended September 30, 2022, respectively, primarily related to estimated state tax liabilities for which there were limitations on the use of existing state tax carryforwards. We had existing federal tax carryforwards sufficient to offset any federal liability. Our income tax provision also reflected taxable profits in foreign jurisdictions. For the three and nine months ended September 30, 2022, our effective tax rate of approximately 1.2% and 0.8%, respectively, differed from the federal statutory rate primarily because we have provided a valuation allowance against substantially all our deferred tax assets.

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
The Daiichi Sankyo Collaboration Agreement provides that judgment rendered by an arbitrator shall include costs of arbitration, reasonable attorneys’ fees and reasonable costs for expert and other witnesses. On September 14, 2022, Daiichi Sankyo submitted a petition for approximately $58 million for reimbursement of its legal fees and costs associated with the arbitration. We filed oppositions to Daiichi Sankyo’s request on October 12, 2022 and May 23, 2023. The arbitrator held a hearing on Daiichi Sankyo’s fee request on September 15, 2023.
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

Patent infringement
On October 19, 2020, we filed a complaint in the United States District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the ’039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the United States of the cancer drug Enhertu. The remedies sought in this action include, among other remedies, a judgment that Daiichi Sankyo infringed one or more valid and enforceable claims of the ’039 Patent, monetary damages and a running royalty. On July 27, 2021, AstraZeneca Pharmaceuticals LP, or AstraZeneca moved to intervene as defendants. The court granted AstraZeneca’s motion to intervene on July 28, 2021.
Daiichi Sankyo (as well as Daiichi Sankyo, Inc. and AstraZeneca) subsequently filed an action on November 13, 2020 in the U.S. District Court for the District of Delaware seeking a declaratory judgment that Enhertu does not infringe the ’039 Patent. The Delaware action has been stayed by court order.
Daiichi Sankyo, Inc. and AstraZeneca also filed two petitions for post-grant review on December 23, 2020 and January 22, 2021 with the U.S. Patent and Trademark Office, or USPTO, seeking to have claims of the ’039 Patent cancelled as unpatentable. On June 24, 2021, the USPTO issued a decision denying both petitions for post-grant review. On April 7, 2022, the USPTO granted a request on rehearing and instituted two post-grant review proceedings, but on July 15, 2022, the USPTO issued a new decision denying post-grant review of the claims asserted in the patent infringement action. On February 7, 2023, in response to Daiichi Sankyo and AstraZeneca’s second request for rehearing of the denial of the post-grant review to the USPTO and for Precedential Opinion Panel, or POP, review, the Precedential Opinion Panel issued an order denying the request for POP review but directing the USPTO panel evaluating the second rehearing request to make an explicit finding using its own discretion as to whether the post-grant review petition presents a “compelling” showing of invalidity as part of its ruling on the pending second rehearing request. The panel was also directed to rule on the second rehearing request within two weeks from the POP order. On February 14, 2023, the panel decided to institute the post-grant review of the claims of the ’039 Patent asserted in the patent infringement action. The panel held oral argument on Daiichi Sankyo and AstraZeneca’s petition for post-grant review on August 24, 2023. We expect the panel to issue a ruling by February 14, 2024.
On April 8, 2022, a jury in the United States District Court for the Eastern District of Texas found that Daiichi Sankyo willfully infringed the asserted claims of the ’039 Patent with its Enhertu product, and also found that the asserted claims were not invalid. The jury further awarded damages of $41.8 million for infringement from October 20, 2020 through March 31, 2022. The court also denied Daiichi Sankyo’s claim that the ’039 Patent should be unenforceable under the equitable theory of prosecution laches, entered judgment in favor of us based on the jury’s verdict that Daiichi Sankyo willfully infringed the ’039 Patent consisting of pre-trial damages in the sum of $41.8 million, and awarded us pre- and post-trial interest and costs. On August 21, 2023, the court denied Daiichi Sankyo and AstraZeneca’s motion for a new trial and renewed motions for judgment as a matter of law on invalidity and non-infringement, and granted our request for an ongoing royalty on Daiichi Sankyo’s future sales of Enhertu in the United States through the current expiration date of the ’039 Patent. On September 18, 2023, Daiichi Sankyo and AstraZeneca filed a motion to amend the final judgment to clarify the court’s order regarding the ongoing royalty granted in our favor. On October 17, 2023, the court granted in part Daiichi Sankyo and AstraZeneca’s motion and issued an amended final judgment, which provides for an ongoing 8% royalty on Daiichi Sankyo’s future sales of Enhertu in the United States by its subsidiary Daiichi Sankyo, Inc. through November 4, 2024.
On September 20, 2023, Daiichi Sankyo and AstraZeneca filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. The appeal was deactivated on September 26, 2023 due to Daiichi Sankyo and AstraZeneca’s pending motion to amend the judgment. We anticipate that the appeal will be reactivated at some point in light of the resolution of Daiichi Sankyo and AstraZeneca’s motion.
Pursuant to ASC 450, awards of this nature must be either realized or realizable to be reflected in the company’s financial statements. No amounts related to these patent infringement matters have been reflected in our condensed consolidated financial statements as of September 30, 2023.
PADCEV product liability litigation
On March 14, 2023, a purported class action was filed in the United States District Court for the Central District of California against us, Astellas and Agensys, Inc., alleging that the defendants failed to warn of side effects to the skin that can occur when taking PADCEV. The complaint alleges claims under strict liability, negligence and fraud, and seeks damages, including punitive damages, interest, attorneys’ fees and costs. We intend to vigorously defend against these claims. No amounts related to these matters have been reflected in our condensed consolidated financial statements as of September 30, 2023.

Litigation related to the Pfizer Merger
Six lawsuits were filed by purported Seagen stockholders in connection with the Pfizer Merger. The complaints alleged, among other things, that certain disclosures in the preliminary proxy statement we filed on April 14, 2023 or definitive proxy statement we filed on April 24, 2023 in connection with the Pfizer Merger were materially incomplete and misleading. Four actions, captioned O’Dell v. Seagen Inc., et al., No. 1:23-cv-03254 (Apr. 19, 2023), Boyd v. Seagen Inc., et al., No. 1:23-cv-03309 (Apr. 20, 2023), Wang v. Seagen Inc., et al., No. 1:23-cv-03302 (Apr. 20, 2023), and Ober v. Seagen Inc., et al., No. 1:23-cv-03378 (Apr. 21, 2023), were filed in the United States District Court for the Southern District of New York; one action, captioned McDaniel v. Seagen, Inc. et al., No. 1:23-cv-00504 (May 8, 2023), was filed in the United States District Court for the District of Delaware; and one action, captioned Nicosia v. Baker et al., No. 23-2-03250-31 (May 2, 2023), was filed in the Superior Court of the State of Washington for the County of Snohomish. The six complaints included the Company and the current members of our board of directors as defendants, and the plaintiffs alleged, among other things, violations of Sections 14(a) and 20(a) of the Exchange Act, 15 U.S.C. §§ 78n(a), 78t(a), SEC Rule 14a-9, 17 C.F.R. 240.14a-9 and 17 C.F.R. § 244.100 and, in the case of the Washington State complaint, also included Pfizer as a defendant and alleged violations of Washington State securities laws. The complaints sought, among other relief, to enjoin us from consummating the Pfizer Merger and to be awarded rescissory damages, including reasonable attorneys’ and expert fees and expenses. All of the actions were voluntarily dismissed following the publication of additional disclosures by the Company. No amounts related to these matters have been reflected in our condensed consolidated financial statements as of September 30, 2023.
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
Third quarter 2023 highlights and recent developments
Business Highlights
•We reported 33% growth in net product sales for the third quarter in 2023 as compared to the same period of the prior year.
•In September 2023, we published our updated annual Corporate Responsibility Report, providing highlights from our ESG (environment, social, and governance) efforts, achievements and future commitments. Highlights of the report include multiple positive clinical trial results and label expansions across our commercial portfolio, new diversity, equity and inclusion strategy, publishing our Human Rights Policy and Supplier Code of Conduct, enhancing governance programs across numerous areas including compliance and information security, and new environmental initiatives.
•The European Commission approved the acquisition of Seagen by Pfizer unconditionally pursuant to Article 6(1)b under the EU Merger Regulation on October 19, 2023. The completion of the transaction remains subject to other customary closing conditions, including the expiration or termination of the waiting period under the HSR Act relating to the consummation of the transaction, and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement. As previously disclosed, on July 14, 2023, we and Pfizer each received a Second Request from the FTC in connection with the FTC’s review of the transaction. The effect of the Second Request is to extend the waiting period imposed by the HSR Act, until 30 days after we and Pfizer each have substantially complied with the applicable Second Request, unless the period is terminated sooner by the FTC. We continue to expect that the transaction will be completed in late 2023 or early 2024.

Product and Pipeline Highlights
PADCEV
•In October 2023, data from the phase 3 EV-302 trial of PADCEV in combination with pembrolizumab were presented at the European Society for Medical Oncology Congress 2023, or ESMO, in a late-breaking oral presentation, demonstrating a 53% reduction in risk of death compared to chemotherapy in patients with previously untreated locally advanced or metastatic urothelial cancer, or la/mUC, who were eligible for cisplatin- or carboplatin-containing chemotherapy regardless of PD-L1 status. The combination improved median overall survival, or OS, by more than 15 months versus chemotherapy. OS results were consistent across all pre-defined subgroups, including cisplatin eligibility and PD-L1 expression level. The safety results in EV-302 were consistent with those previously reported with this combination in the EV-103 trial in cisplatin-ineligible patients with la/mUC. No new safety signals were identified. An extension study in China continues to enroll patients. The EV-302 trial is intended to serve as the basis for global submissions and as the confirmatory trial for the U.S. accelerated approval of this combination. We intend to submit a supplemental Biologics License Application, or sBLA, to the U.S. Food and Drug Administration, or FDA, this year.
•In October 2023, data demonstrating promising activity and a generally manageable safety profile from Cohort L of the EV-103 trial evaluating PADCEV monotherapy as perioperative treatment in cisplatin-ineligible patients with muscle-invasive bladder cancer, or MIBC, were presented at ESMO.
ADCETRIS
•In October 2023, the European Commission approved ADCETRIS in combination with chemotherapy in previously untreated CD30-positive stage III Hodgkin lymphoma, based on updated positive OS results from the Phase 3 ECHELON-1 clinical trial.
•Initial data for ADCETRIS in combination with pembrolizumab in metastatic solid tumors will be presented at the Society for Immunotherapy of Cancer, or SITC, Annual Meeting being held November 3-5, 2023.
TUKYSA
•In August 2023, we announced that the phase 3 HER2CLIMB-02 clinical trial of TUKYSA in combination with the ADC ado-trastuzumab emtansine met its primary endpoint of progression-free survival, or PFS. Patients in the trial had unresectable locally advanced or metastatic human epidermal growth factor receptor 2-positive (HER2-positive) breast cancer and had received previous treatment with a taxane and trastuzumab. OS data, a secondary endpoint, are not yet mature. Discontinuations due to adverse events were more common in the combination arm of the trial, but no new safety signals emerged for the combination.
TIVDAK
•In October 2023, data from the innovaTV 301 trial were presented in an oral session at ESMO that demonstrated a 30% reduction in risk of death in recurrent or metastatic cervical cancer patients with disease progression on or after first-line therapy, compared with chemotherapy. The safety profile of TIVDAK in innovaTV 301 was consistent with its known safety profile as presented in the U.S. prescribing information, and no new safety signals were observed. The results from innovaTV 301 are intended to serve as the confirmatory trial for the U.S. accelerated approval and support potential global regulatory applications.
Disitamab Vedotin
•In the third quarter of 2023, we initiated a phase 3 clinical trial evaluating disitamab vedotin in combination with pembrolizumab versus chemotherapy in patients with previously untreated locally advanced or metastatic HER2-positive urothelial cancer in the third quarter of 2023.
Earlier-Stage Programs
•In October 2023, initial data for SGN-B7H4V were presented at ESMO, demonstrating antitumor activity across a variety of dose levels, dose schedules and tumor types with commonly observed adverse events including peripheral neuropathy, neutropenia, diarrhea, and nausea, consistent with other ADCs.

•We initiated a phase 1 trial for SGN-EGFRd2, a gamma delta bispecific T-cell engager for EGFR-expressing solid tumors. Year to date, we have submitted Investigational New Drug applications, or INDs, for three novel targeted cancer therapies, including SGN-EGFRd2, SGN-35T and SGN-CEACAM5C, with the goal of submitting one additional IND before year end. Preclinical data for SGN-35T, a next generation CD30-directed ADC with a novel tripeptide drug linker designed to improve the tolerability profile compared with ADCETRIS, were presented at the annual AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in October.

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
In June 2023, the U.S. Prescribing Information for ADCETRIS was updated to include six-year OS results from the phase 3 ECHELON-1 clinical trial of ADCETRIS plus combination chemotherapy in patients with previously untreated Stage III or IV classical Hodgkin lymphoma compared to chemotherapy alone. The update was based on statistically significant 41% reduction in risk of death versus the previous standard of care in patients with frontline advanced classical Hodgkin lymphoma.
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

Clinical Development and Regulatory Status
ADCETRIS (brentuximab vedotin)
Beyond our current labeled indications, we are evaluating ADCETRIS as monotherapy and in combination with other agents in ongoing trials, including the ECHELON-3 clinical trial in relapsed or refractory diffuse large B-cell lymphoma. In June 2023, updated efficacy and safety results from Part C of a phase 2 single-arm trial (SGN35-027) evaluating ADCETRIS in combination with the PD-1 inhibitor nivolumab and standard chemotherapy agents doxorubicin and dacarbazine (AN+AD) for the frontline treatment of patients with early-stage classical Hodgkin lymphoma showed a high overall response rate of 98% and a 93% complete response rate. The regimen was well tolerated, with the most frequently reported treatment-related adverse events of any grade occurring in more than 30 percent of patients being nausea (65%), peripheral sensory neuropathy (47%) and fatigue (44%). In addition to our corporate-sponsored trials, there are numerous investigator-sponsored trials of ADCETRIS in the United States. The investigator-sponsored trials include the use of ADCETRIS in a number of malignant hematologic indications and in solid tumors.
Outside of the U.S., a phase 3 clinical trial from the clinical research cooperative German Hodgkin Study Group demonstrated ADCETRIS in combination with chemotherapy – a regimen called BrECADD (brentuximab vedotin [ADCETRIS], etoposide, cyclophosphamide, doxorubicin [Adriamycin], dacarbazine, and dexamethasone) – met its co-primary endpoints of non-inferior efficacy and superior tolerability versus a highly efficacious yet chemotherapy-intense treatment regimen of escalated BEACOPP (bleomycin, etoposide, doxorubicin (Adriamycin), cyclophosphamide, vincristine, procarbazine, and prednisone), which is an international standard of care in the frontline advanced classical Hodgkin lymphoma setting and commonly used in Europe. An interim analysis at 40 months showed an unprecedented 94.9% 3-year PFS for patients treated with the ADCETRIS combination of BrECADD versus 92.3% for eBEACOPP. Twelve-month post-treatment safety data were consistent with previously presented HD21 data.
PADCEV (enfortumab vedotin-ejfv)
In addition to jurisdictions where PADCEV is currently approved, applications are under review for approval in the previously treated metastatic urothelial cancer setting in other countries. In collaboration with Astellas, we are conducting or planning to conduct clinical trials across the spectrum of bladder cancer including ongoing trials in frontline metastatic urothelial cancer and MIBC. In addition, we are conducting a trial in a range of other solid tumors.
PADCEV is continuing to be investigated in first-line metastatic urothelial cancer and earlier stages of bladder cancer. We and Astellas are conducting a phase 1b/2 clinical trial, called EV-103, that is a multi-cohort, open-label trial of PADCEV alone or in combination with other agents. The trial is evaluating safety, tolerability and activity in locally advanced and first- and second-line metastatic urothelial cancer, and was expanded to include MIBC. In April 2023, the FDA granted PADCEV with pembrolizumab accelerated approval in the U.S. as a combination therapy for the treatment of adult patients with la/mUC who are not eligible to receive cisplatin-containing chemotherapy. Continued approval for this indication is contingent upon verification and description of clinical benefit in the EV-302 confirmatory trial.
We are conducting a global, phase 3 clinical trial, called EV-302, in frontline metastatic urothelial cancer in collaboration with Astellas and Merck. We, Astellas and Merck are jointly funding EV-302, and the trial is being conducted by us. EV-302 is an open-label, randomized phase 3 clinical trial evaluating the combination of PADCEV and pembrolizumab versus chemotherapy alone in patients with previously untreated la/mUC. In October 2023, data from the phase 3 EV-302 trial were presented at ESMO in a late-breaking oral presentation demonstrating the combination improved OS and PFS with statistically significant and clinically meaningful results in patients with previously untreated la/mUC. The EV-302 study met its dual primary endpoints of OS and PFS, compared to platinum and gemcitabine chemotherapy. Patients treated with PADCEV and pembrolizumab experienced: median OS of 31.5 months (95% CI: 25.4-NR) compared to 16.1 months (95% CI: 13.9-18.3) in the chemotherapy arm; significantly prolonged OS, reducing the risk of death by 53% compared to treatment with chemotherapy (Hazard Ratio [HR]=0.468; 95% Confidence Interval [CI]: 0.376-0.582; P<0.00001); median PFS of 12.5 months (95% CI: 10.4-16.6) compared to 6.3 months (95% CI: 6.2-6.5) in the chemotherapy arm; 55% reduction in the risk of cancer progression or death compared to treatment with chemotherapy (HR=0.450; 95% CI: (0.377-0.538); P<0.00001); consistent OS results across all pre-defined subgroups, including cisplatin eligibility and PD-L1 expression level. The most common (≥3%) Grade 3 or higher adverse events related to treatment with PADCEV and pembrolizumab were rash maculo-papular, hyperglycemia, neutropenia, peripheral sensory neuropathy, diarrhea, and anemia. The safety results in EV-302 were consistent with those previously reported with this combination in EV-103 in cisplatin-ineligible patients with la/mUC. No new safety signals were identified. The EV-302 trial is intended to serve as the basis for global submissions and as the confirmatory trial for the U.S. accelerated approval of this combination. We intend to submit a sBLA to the FDA this year. We have initiated an extension study in China which continues to enroll patients.

In April 2020, we and Astellas entered into an agreement with Merck to evaluate PADCEV in MIBC. Merck has amended its ongoing phase 3 KEYNOTE-905/EV-303 registrational trial in cisplatin-ineligible patients with MIBC to include an arm evaluating PADCEV in combination with pembrolizumab. In October 2020, we and Astellas entered into an agreement with Merck to evaluate PADCEV in combination with pembrolizumab in a phase 3 clinical trial, called KEYNOTE-B15/EV-304, to be conducted by Merck in cisplatin-eligible patients with MIBC. This trial was initiated in the first quarter of 2021. We expect to have initial topline results in MIBC in 2025.
In January 2020, we and Astellas also initiated a phase 2 clinical trial, called EV-202, to evaluate PADCEV monotherapy in solid tumors that have high-levels of Nectin-4 expression, including non-small cell lung, head and neck, gastric/esophageal and breast cancers. Astellas is conducting the trial and has obtained topline results in some cohorts. We and Astellas will be reviewing the results and discussing future direction. In June 2023, we reported initial data from the study at the American Society of Clinical Oncology, or ASCO, Annual Meeting that demonstrated clinically meaningful responses in patients with head and neck cancers whose disease had progressed on prior anticancer therapies. A manageable safety profile was observed, consistent with that identified in previously studied populations with advanced urothelial cancer.
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
In August 2023, we reported that the phase 3 HER2CLIMB-02 clinical trial of TUKYSA in combination with the ADC ado-trastuzumab emtansine met its primary endpoint of PFS. Patients in the trial had unresectable locally advanced or metastatic HER2-positive breast cancer and had received previous treatment with a taxane and trastuzumab. OS data, a secondary endpoint, are not yet mature. Discontinuations due to adverse events were more common in the combination arm of the trial, but no new safety signals emerged for the combination. For this trial, we have initiated an extension study in China which continues to enroll patients.
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

In October 2023, data from the innovaTV 301 trial were presented in an oral session at ESMO that demonstrated treatment with TIVDAK resulted in a statistically significant and clinically meaningful 30% reduction in the risk of death in recurrent or metastatic cervical cancer patients with disease progression on or after first-line therapy, compared with chemotherapy (HR: 0.70, 95% CI: 0.54-0.89, p=0.00381). Additionally, TIVDAK demonstrated the following results compared with chemotherapy: PFS results were statistically significant with TIVDAK, demonstrating a 33% reduction in the risk of disease worsening or death compared with chemotherapy (HR: 0.67 [95% CI, 0.54-0.82], p<0.0001);confirmed objective response rate (ORR) was also statistically significantly improved with TIVDAK (17.8%) compared with chemotherapy (5.2%); odds ratio: 4.0 [95% CI, 2.1-7.6], p<0.0001), all the complete responses were seen in the TIVDAK arm, defined as patients with no detectable evidence of a tumor over a specified time period; disease control rate (DCR), defined as the percentage of patients who achieved complete response, partial response, or stable disease, was 75.9% (95% CI, 70.1-80.0) in the TIVDAK arm compared with 58.2% (95% CI, 51.8-64.4) in the chemotherapy arm. The safety profile of TIVDAK in innovaTV 301 was consistent with its known safety profile as presented in the U.S. prescribing information, and no new safety signals were observed. The results from innovaTV 301 are intended to serve as the confirmatory trial for the U.S. accelerated approval and support potential global regulatory applications. We have initiated an extension study in China which continues to enroll patients.
We are also conducting a phase 2 clinical trial, called innovaTV 205, evaluating TIVDAK as monotherapy and in combination with certain other anti-cancer agents for first- and second-line treatment of patients with recurrent or advanced cervical cancer. In September 2021, interim results were presented at the European Society for Medical Oncology Annual Congress from two cohorts of the phase 1b/2 innovaTV 205 trial, evaluating TIVDAK as combination therapy for recurrent or metastatic cervical cancer. Both combinations showed encouraging, durable anti-tumor activity and demonstrated a manageable and acceptable safety profile. Additionally, in June 2022, we announced interim data from the innovaTV 205 trial, which included data evaluating TIVDAK in combination with pembrolizumab in patients with recurrent or metastatic cervical cancer who have not received prior systemic therapy. This combination cohort enrolled 33 patients with recurrent or metastatic cervical cancer who had not received any prior systemic therapy. At the time of data cutoff, the confirmed objective response rate among 32 evaluable patients was 41% with 16% of patients achieving complete responses and 25% of patients achieving partial responses. Median DOR was not reached with median follow-up of 18.8 months. In this cohort, the most common TEAEs were alopecia (61%), diarrhea (55%), epistaxis (49%), conjunctivitis (45%), and nausea (46%). We reported additional data in the Journal of Clinical Oncology in August of 2023.
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
Disitamab vedotin
Effective in September 2021, we and RemeGen entered into an exclusive license agreement to develop and commercialize disitamab vedotin, a novel HER2-targeted ADC, which has shown anti-tumor activity in several solid tumor types across a spectrum of HER2 levels, including urothelial, gastric and breast cancer, in all countries outside of RemeGen’s territory of Asia, excluding Japan and Singapore. We have a broad clinical development program planned, including an ongoing phase 2 clinical trial evaluating disitamab vedotin as monotherapy in previously treated HER2-expressing metastatic urothelial cancer, and we initiated a phase 3 clinical trial evaluating disitamab vedotin in combination with pembrolizumab in first-line treatment for HER2-expressing metastatic urothelial cancer in the third quarter of 2023.
Other clinical and early-stage product candidates
We are advancing a pipeline of early-stage clinical candidates as well as multiple preclinical and research-stage programs that employ our proprietary technologies. In November 2022, we reported interim phase 1 monotherapy results for SGN-B6A at the SITC Annual Meeting. In the study, dose escalation cohorts enrolled 79 participants with metastatic or unresectable solid tumors whose disease had relapsed or was refractory to standard of care therapies and had not previously received an MMAE-containing agent or agent targeting integrin beta-6. Participants had received a median of 3 lines of therapy for metastatic disease prior to enrollment in the study. SGN-B6A demonstrated a manageable and tolerable safety profile at the explored dose levels and schedules. Intermittent dosing schedules (2Q3W, 2Q4W) are being evaluated further. The initial anti-tumor activity observed in heavily pre-treated patients is encouraging and has triggered expansion cohorts in NSCLC, or non-small cell lung cancer, HNSCC, or head and neck squamous cell cancer, and ESCC, or esophageal squamous cell cancer, which includes treatment as monotherapy and in combination with pembrolizumab which are currently ongoing. We reported additional data on the trial at the ASCO Annual Meeting which demonstrated durable responses in a heavily pretreated patient population. We are planning to initiate a phase 3 trial evaluating SGN-B6A monotherapy compared to standard of care, docetaxel, in patients with previously treated non-small cell lung cancer by year end 2023.

We are also developing SGN-B7H4V, an ADC which we are evaluating in a phase 1 clinical trial in certain solid tumors including breast, endometrial and ovarian cancer. In October 2023, we reported initial data at ESMO demonstrating antitumor activity across doses and tumor types with commonly observed adverse events including peripheral neuropathy, neutropenia, diarrhea, and nausea, consistent with other vedotin ADCs.
In September 2022, we entered into an agreement with LAVA Therapeutics N.V., or LAVA, to develop and commercialize LAVA-1223, also known as SGN-EGFRd2, a preclinical gamma delta bispecific T-cell engager for EGFR-expressing solid tumors. We received an exclusive global license for SGN-EGFRd2 and the opportunity to exclusively negotiate rights to apply LAVA’s proprietary Gammabody™ platform on up to two additional tumor targets. We initiated a phase 1 trial for SGN-EGFRd2, a gamma delta bispecific T-cell engager for EGFR-expressing solid tumors.
In March 2022, we entered into a collaboration with Sanofi to develop and potentially commercialize multiple novel ADCs. The agreement is an exclusive collaboration that will utilize Sanofi’s proprietary monoclonal antibody technology and our proprietary ADC technology for up to three cancer targets. In April 2023, we and Sanofi presented the first preclinical data from a novel topoisomerase I inhibitor ADC targeting CEACAM5, showing potent antitumor activity in patient-derived colorectal cancer models. We submitted an IND for the initial ADC in the fourth quarter of 2023.
In January 2023, the first patient was dosed in a phase 1 trial of SGN-BB228, a CD228x4-1BB bispecific molecule, in advanced melanoma and other solid tumors.
Portfolio prioritization
We prioritize the development of assets based on a multitude of factors, including but not limited to, likelihood of technical success, clinical differentiation, potential patient and commercial opportunity, and competitive landscape. The implications of the Inflation Reduction Act of 2022, or IRA, are also factored into our analysis with the passage of that law. As a result of a recent prioritization assessment, we have decided to stop further development of SEA-TGT, SGN-ALPV and SGN-STNV. In addition, we have decided that our ECHELON-3 ADCETRIS trial in diffuse large B-cell lymphoma will no longer be considered registrational. To add to our pipeline, we have a goal of submitting INDs for four novel drug candidates in 2023 by year end. We have made IND submissions for SGN-EGFRd2, SGN-35T and SGN-CEACAM5C in the second, third and fourth quarters of 2023, respectively.
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

Outlook
We recognize product sales revenue from ADCETRIS in the U.S. and Canada, from PADCEV in the U.S., Canada, and Latin America, from TUKYSA in the U.S., Europe and Canada, and TIVDAK in the U.S. We expect 2023 growth in net product sales of our portfolio to be primarily supported by sales volume growth and to a lesser degree price favorability. Over the past several years, we have experienced a favorable effect on gross-to-net deductions in the U.S. market associated with high inflation; however this effect might be reduced as inflation has had a recent downward trend. In addition, we experienced a reduction in diagnosis rates for the ADCETRIS frontline indications during the COVID-19 pandemic; however, recently, we believe these diagnosis rates have returned to pre-pandemic levels. We cannot predict how these diagnosis rates will trend in the future. We expect that ADCETRIS and PADCEV will remain the largest contributors to our sales growth in 2023. We expect ADCETRIS growth in 2023 compared to 2022 to be driven by continued use across its seven indications, most notably in frontline advanced Hodgkin lymphoma, despite increased competition in this setting. We expect additional impacts from increased competition in this setting from the SWOG Cancer Research Network’s S1826 clinical trial. This trial demonstrated a statistically significant improvement in PFS for Opdivo® (nivolumab) in combination with chemotherapy compared with ADCETRIS in combination with chemotherapy in the frontline classical Hodgkin lymphoma setting. We anticipate PADCEV growth in 2023 to be driven primarily by sales in its frontline la/mUC indication in the U.S, and that the rate of growth of PADCEV for its previously-treated la/mUC indications in the U.S. will decelerate in 2023 compared to 2022 after three full years in the market since PADCEV’s launch. Additionally, while growth in PADCEV sales has been primarily driven by use of checkpoint inhibitors as frontline maintenance therapy, uptake of checkpoint inhibitors in that setting has flattened, which has been limiting PADCEV’s near-term growth in its previously-treated la/mUC indications. We also expect that TUKYSA’s market position will continue to be impacted by competitive dynamics related to Enhertu’s increased use in the second line plus setting. We also expect that the competitive impact from Enhertu’s approvals in breast cancer on TUKYSA growth will decelerate in the rest of 2023.
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
•our and our collaborators’ ability to successfully launch, market and commercialize our products in any new markets or new indications, if regulatory approval is obtained, including our and Astellas’ ability to successfully launch, market and commercialize PADCEV in its frontline la/mUC indication in the U.S. and Astellas’ ability to successfully launch, market and commercialize PADCEV in Japan, Europe and its other markets;
•competition from other therapies and changing market dynamics, as further described in “Risk Factors—We face intense competition and rapid technological change, which may result in others discovering, developing or commercializing competing products before or more successfully than we do,” below; for example, the approval of Enhertu for second-line HER2-positive metastatic breast cancer has resulted and is expected to continue to result in increased competition for TUKYSA and we have recently seen and expect additional increased competition for ADCETRIS in the frontline advanced Hodgkin lymphoma setting;
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
•the extent to which we and our collaborators are able to obtain required pricing and reimbursement approvals of our products in additional territories, most notably with respect to PADCEV and TUKYSA;
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
The biopharmaceutical industry and the markets in which we operate are intensely competitive. Many of our competitors are working to develop or have commercialized products similar to those we market or are developing. Drug prices are under significant scrutiny and we expect drug pricing and other healthcare costs to continue to be subject to intense political and societal pressures on a global basis. For example, in July 2021, the Biden administration announced an Executive Order that includes initiatives aimed at lowering prescription drug costs and implementing Canadian drug importation, and in response to President Biden’s Executive Order, in September 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, on August 16, 2022, President Biden signed the IRA, into law, which, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and (iii) redesigns the Medicare Part D program, increasing manufacturer rebates within the catastrophic coverage phase. While the IRA’s drug price negotiation program is currently subject to legal challenges, it is likely that the IRA will have a significant impact on the pharmaceutical industry. In addition to pricing actions and other measures being taken worldwide designed to reduce healthcare costs and limit the overall level of government expenditures, our sales and operations could also be affected by other risks of doing business internationally.
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
In connection with the pending acquisition of the Company by Pfizer, we expect to incur additional non-recurring acquisition and transaction fees, which include legal and advisory fees, and substantial acquisition-related costs, including employee retention expenses.
Because of the above and other factors, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance.

Financial summary
For the nine months ended September 30, 2023, our total revenues increased to $1,772.2 million, compared to $1,434.3 million for the same period in 2022. This increase was primarily driven by $340.5 million or 27% higher net product sales, due to growth from our commercial portfolio.
For the nine months ended September 30, 2023, total costs and expenses increased to $2,408.8 million, compared to $1,893.2 million for the same period in 2022. The increase was due primarily to higher research and development expenses, higher cost of sales, and higher sales, general, and administrative expenses.

As of September 30, 2023, we had $1.2 billion in cash, cash equivalents and investments and $2.6 billion in total stockholders’ equity.

Results of operations
Net product sales

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
ADCETRIS	$246,071	$218,521	13%	$750,986	$601,449	25%
PADCEV	199,516	105,330	89%	479,452	329,114	46%
TUKYSA	102,071	87,771	16%	288,651	267,235	8%
TIVDAK	23,071	16,467	40%	64,254	45,091	42%
Net product sales	$570,729	$428,089	33%	$1,583,343	$1,242,889	27%
Our net product sales increased during the three and nine months ended September 30, 2023 as compared to the comparable periods in 2022, driven by continued commercial execution.
ADCETRIS net product sales grew primarily due to higher volume growth driven by greater use in frontline advanced Hodgkin lymphoma, despite recent increased competition in this setting. PADCEV growth was driven by use as first-line treatment for patients with locally advanced or metastatic urothelial cancer who are not eligible to receive cisplatin-containing chemotherapy following its approval for this indication in April 2023. The increase in TUKYSA net product sales reflects volume growth driven by the important role it serves in the treatment of HER2-positivive metastatic breast cancer, as well as contributions from its colorectal cancer indication. TIVDAK growth reflects continued uptake in its current indication.
We expect growth in net product sales in 2023 as compared to 2022 to be primarily supported by sales volume growth and to a lesser degree price favorability. Refer to “Overview—Outlook” above for additional information.
Gross-to-net deductions, net of related payments and credits, were as follows:

(in thousands)	Rebates and chargebacks	Distribution fees, product returns and other	Total
Balance as of December 31, 2022	$111,251	$21,978	$133,229
Provision related to current period sales	597,440	51,790	649,230
Adjustment for prior period sales	(1,999)	(2,188)	(4,187)
Payments/credits for current period sales	(506,615)	(40,003)	(546,618)
Payments/credits for prior period sales	(57,154)	(6,924)	(64,078)
Balance as of September 30, 2023	$142,923	$24,653	$167,576
Government-mandated rebates and chargebacks are the most significant component of our total gross-to-net deductions and the discount changes over time. The most significant portion of our gross-to-net accrual balances as of September 30, 2023 and 2022 was for Medicaid rebates. We expect future gross-to-net deductions to fluctuate based on the volume of purchases eligible for government mandated discounts and rebates, as well as changes in the discount percentage which is impacted by potential future price increases, the rate of inflation, and other factors. We expect gross-to-net deductions to increase in 2023 as compared to 2022, driven by anticipated growth in our gross product sales.

Royalty revenues
Royalty revenues primarily reflect royalties earned under the ADCETRIS collaboration with Takeda. These royalties include commercial sales-based milestones and sales royalties. Sales royalties are based on a percentage of Takeda’s net sales of ADCETRIS, with rates that range from the mid-teens to the mid-twenties based on annual net sales tiers. Takeda bears third-party royalty costs owed on its sales of ADCETRIS. This amount is included in royalty revenues. Royalty revenues also reflect amounts from Genentech earned on net sales of Polivy® (polatuzumab vedotin) and, to a lesser extent, amounts from GlaxoSmithKline earned on net sales of Blenrep, both of which utilize technology that we have licensed to them, as well as royalties on TUKYSA sales by Merck in its territory, and royalties on disitamab vedotin sales by RemeGen in its territory.

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Royalty revenues	$63,561	$43,904	45%	$144,927	$111,194	30%
Royalty revenues increased for the three and nine months ended September 30, 2023 from the comparable periods in 2022, due primarily to higher royalties from sales of Polivy by Roche and higher net product sales by our licensees in their territories driven by Takeda’s net sales growth of ADCETRIS outside the U.S. and Canada.
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

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Collaboration and license agreement revenues	$14,360	$38,307	(63)%	$43,931	$80,179	(45)%
Collaboration and license agreement revenues decreased for the three months ended September 30, 2023 compared to the comparable period in 2022, due primarily to a prior period upfront license payment of $30.0 million received from Zai Lab. The decrease in collaboration and license agreement revenues for the nine months ended September 30, 2023 compared to the comparable period in 2022 was due to the prior period upfront license payment from Zai Lab and the prior period milestone payment received from AbbVie, partially offset by $10.1 million incremental Astellas collaboration revenue.
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
Merck LV collaboration
In 2020, we entered into a license and collaboration agreement, or the LV Agreement, with a subsidiary of Merck. Under the terms of the LV Agreement, we granted Merck a co-exclusive worldwide development and commercialization license for ladiratuzumab vedotin, or LV, and agreed to jointly develop and commercialize LV on a worldwide basis. We received an upfront cash payment and were eligible to receive milestone payments upon the initiation of certain clinical trials, regulatory approval in certain major markets and achievement of specified annual global net sales thresholds of LV. In addition, the agreement provided that each company is responsible for 50% of global costs to develop and commercialize LV and will receive 50% of potential future profits.
We recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses. In the second quarter of 2023, we decided to deprioritize the LV program. We and Merck agreed to terminate the LV Agreement, effective as of October 14, 2023.

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
We recognize such cost sharing proportionately with the performance of the underlying activities, while recording Merck’s reimbursement of our expenses as a reduction of research and development expenses. Sales of TUKYSA drug product supplied is included in collaboration and license agreement revenues. The $85.0 million prepayment received for global development cost-sharing was recorded as a co-development liability in accrued liabilities and other or other long-term liabilities on our condensed consolidated balance sheet as of December 31, 2020. As joint development expenses are incurred, we recognize the portion of Merck’s prepayment as a reduction of our research and development expenses on our condensed consolidated statements of comprehensive loss. As of September 30, 2023 and December 31, 2022, $0.0 million and $15.5 million was recorded as the remaining co-development liability, respectively.
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

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Cost of sales	$165,254	$108,122	53%	$457,783	$301,848	52%
Cost of sales increased for the three and nine months ended September 30, 2023 from the comparable periods in 2022, reflecting higher sales of our medicines resulting in higher gross profit sharing owed to our collaboration partners, and higher product costs from sales volume increases. In addition, cost of sales in the nine months ended September 30, 2023 included a $47 million inventory write-off related to in-process production of one of our products that did not meet a release specification that was updated in June 2023. This inventory adjustment and new release specification are not expected to impact availability of product supply required to meet current or future demand. The gross profit share to collaborators totaled $103.1 million and $249.0 million for the three and nine months ended September 30, 2023, respectively, as compared to $71.0 million and $189.4 million for the comparable periods in 2022.
We expect cost of sales to increase in 2023 as compared to 2022 as a result of the net product sales growth of our marketed products, contributing to higher manufacturing costs due to sales volume increases for our products sold and higher anticipated gross profit sharing with our collaborators, as well as the inventory write-off in the second quarter of 2023.

Research and development

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Research and clinical development	$330,354	$304,263	9%	$894,931	$766,591	17%
Process sciences and manufacturing	118,693	80,342	48%	309,999	219,927	41%
Total research and development	$449,047	$384,605	17%	$1,204,930	$986,518	22%
Research and clinical development expenses include personnel, occupancy and laboratory expenses, technology access fees, preclinical translational biology and in vitro and in vivo studies, IND-enabling pharmacology and toxicology studies, and external clinical trial costs including costs for clinical sites, clinical research organizations, contractors and regulatory activities associated with conducting human clinical trials. Other research and clinical development costs grew during the three and nine months ended September 30, 2023 from the comparable periods in 2022, driven by higher employee-related costs and clinical trial costs to support our early- and late-stage pipeline of product candidates, offset in part by the $50.0 million upfront payment to LAVA Therapeutics during the comparable periods in 2022.
Process sciences and manufacturing expenses include personnel and occupancy expenses, manufacturing costs for the scale-up and pre-approval manufacturing of product candidates used in research and our clinical trials, and costs for drug product supplied to our collaborators. Process sciences and manufacturing expenses also include quality control and assurance activities, and storage and shipment of our product candidates. The increases for the three and nine months ended September 30, 2023 from the comparable periods in 2022 primarily reflected higher employee-related costs and the timing of manufacturing costs of our product candidates for use in clinical trials.
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
TUKYSA (tucatinib)	$47,699	$61,090	$144,194	$153,633
PADCEV (enfortumab vedotin-ejfv)	16,640	22,911	56,643	65,517
ADCETRIS (brentuximab vedotin)	15,706	22,249	49,403	61,116
TIVDAK (tisotumab vedotin)	12,804	12,773	36,555	31,463
Ladiratuzumab vedotin	5,559	3,463	12,005	11,206
Disitamab vedotin	23,197	9,616	45,960	27,495
Other clinical stage programs	33,431	17,449	85,569	64,209
Total third-party costs for clinical stage programs	155,036	149,551	430,329	414,639
Other costs, overhead, and net cost-sharing with collaborators	294,011	235,054	774,601	571,879
Total research and development	$449,047	$384,605	$1,204,930	$986,518

Third-party costs for TUKYSA decreased for the three and nine months ended September 30, 2023 as compared to the 2022 periods, due primarily to decreased clinical trials expenses.
Third-party costs for PADCEV decreased for the three and nine months ended September 30, 2023 as compared to the 2022 periods, due to decreased clinical trials expenses.
Third-party costs for ADCETRIS decreased for the three and nine months ended September 30, 2023 as compared to the 2022 periods, due to decreased clinical trials expenses.
Third-party costs for TIVDAK were flat for the three months ended September 30, 2023 as compared to the 2022 period and increased for the nine months ended September 30, 2023 as compared to the 2022 period, due to higher clinical trials expenses.
Third-party costs for ladiratuzumab vedotin increased for the three and nine months ended September 30, 2023 as compared to the 2022 periods due to timing of clinical trials expenses.
Third-party costs for disitamab vedotin increased for the three and nine months ended September 30, 2023 as compared to the 2022 periods due to increased clinical trial expenses.
Third-party costs for other clinical stage programs increased for the three and nine months ended September 30, 2023 as compared to the 2022 periods, due to the higher clinical trials expenses.
Other costs, overhead, and net cost-sharing reimbursements from or payments made to collaborators increased for the three and nine months ended September 30, 2023 from the comparable periods in 2022, due to higher employee-related costs. During the three months ended September 30, 2023 and 2022, net cost-sharing reimbursements from collaborators were $23.2 million and $32.8 million, respectively. During the nine months ended September 30, 2023 and 2022, net cost-sharing reimbursements from collaborators were $68.3 million and $77.1 million, respectively.
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

Selling, general and administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Selling, general and administrative	$265,687	$210,378	26%	$746,060	$604,862	23%
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2023 from the comparable periods in 2022, reflecting higher expenses to support our ongoing commercialization efforts, which includes higher compensation expenses, and $3 million and $40 million in expenses associated with the pending acquisition by Pfizer for the three and nine months ended September 30, 2023, respectively.
We anticipate that selling, general and administrative expenses will increase in 2023 as compared to 2022 due to higher commercial activities to drive growth of our approved products and to support our overall growth strategy, acquisition related expenses associated with the pending acquisition by Pfizer and employee retention expenses.

Investment and other income, net

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Gain (loss) on equity securities	$491	$(2,669)	(118)%	$(2,750)	$(9,747)	(72)%
Investment and other income, net	14,487	6,947	109%	44,213	10,226	332%
Total investment and other income, net	$14,978	$4,278	250%	$41,463	$479	NM
NM: No amount in comparable period or not a meaningful comparison.
Investment and other income, net includes other non-operating income and loss, such as unrealized holding gains and losses on equity securities, realized gains and losses on equity and debt securities, and amounts earned on our investments in U.S. Treasury securities.
The gains and losses on equity securities for the three and nine months ended September 30, 2023 and 2022 was due to unrealized holding gains and losses resulting from a change in the share price of securities held during the respective periods. Investment and other income, net increased for the three and nine months ended September 30, 2023 due to higher yields on our debt securities investments in the 2023 periods compared to the 2022 periods.

Income taxes

We had an income tax benefit of $0.6 million for the three months ended September 30, 2023 compared to a provision for income taxes of $2.3 million for the three months ended September 30, 2022. The decrease in provision for income taxes was primarily due to a higher forecasted 2023 book loss, decreasing our annual estimated tax rate and provision for income taxes. Our provision for income taxes was $6.9 million for the nine months ended September 30, 2023 compared to $3.6 million for the nine months ended September 30, 2022. The increase in the provision for income taxes was the result of less available tax net operating loss carryforwards to offset taxable profits in the U.S. and increased limitations on utilization of the tax net operating losses and credits.
Liquidity and capital resources

(in thousands)	September 30, 2023	December 31, 2022
Cash, cash equivalents, and investments	$1,236,986	$1,735,070
Working capital	1,596,877	1,984,129
Stockholders’ equity	2,550,421	2,803,819

	Nine months ended September 30,
(in thousands)	2023	2022
Cash provided (used) by:
Operating activities	$(460,711)	$(374,311)
Investing activities	507,915	264,727
Financing activities	59,274	60,013
The change in net cash from operating activities for the nine months ended September 30, 2023 as compared to the comparable period in 2022 was primarily related to an increase in net loss and increases in net working capital.
The change in net cash from investing activities for the nine months ended September 30, 2023 as compared to the comparable period in 2022 reflected differences between the proceeds from maturities of securities and amounts used for purchases of securities, the difference for purchases of property, plant, and equipment, and the payment for lessor-owned assets.
The change in net cash from financing activities for the nine months ended September 30, 2023 as compared to the comparable period in 2022 was driven by higher proceeds from the exercise of stock options and the employee stock purchase plan offset by employee taxes paid related to net share settlement of stock-based awards.
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
Our cash, cash equivalents, and investments are held in a variety of non-interest bearing bank accounts and interest-bearing instruments subject to investment guidelines allowing for holdings in U.S. government and agency securities, corporate securities, taxable municipal bonds, commercial paper and money market accounts. Our investment portfolio is structured to provide for investment maturities and access to cash to fund our anticipated working capital needs. However, if our liquidity needs should be accelerated for any reason in the near term, or investments do not pay at maturity, we may be required to sell investment securities in our portfolio prior to their scheduled maturities, which may result in a loss. As of September 30, 2023, we had $1.2 billion held in cash, cash equivalents and investments.
At our currently planned spending rates, we believe that our existing financial resources, together with product and royalty revenues, and reimbursements and profit sharing we expect to receive under our existing collaboration and license agreements, will be sufficient to fund our operations for at least the next twelve months from the date of this filing.
In March 2023, we entered into a definitive merger agreement under which, on the terms and subject to the conditions thereof, Pfizer will acquire us for $229 per share in cash. We have agreed to various covenants and agreements in the definitive merger agreement, including, among others, agreements to conduct our business in the ordinary course. Outside of certain limited exceptions, we may not take certain actions without Pfizer’s consent, including: (i) acquiring businesses and disposing of significant assets; (ii) making or agreeing to make any capital expenditures that would exceed our budget and capital plan; (iii) issuing equity; and (iv) incurring indebtedness. We do not believe these restrictions will prevent us from being able to fund our operations, working capital needs or capital expenditure requirements.
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
Operating expenditures. Our primary uses of cash and operating expenses relate to paying employees and consultants, administering clinical trials, marketing our products, and providing technology and facility infrastructure to support our operations. Our research and development expenses for the nine months ended September 30, 2023 were $1,204.9 million and we expect to increase our investment in research and development expenses in 2023. Our sales, general and administrative expenses were $746.1 million for the nine months ended September 30, 2023, and we expect to increase our sales, general, and administrative expenses to support our business growth in 2023. On a long-term basis, we manage future cash requirements relative to our long-term business plans.
Operating costs also relate to our building leases for our office and laboratory facilities expiring in 2023 through 2042 that contain rate escalations and options for us to extend the leases. Our future minimum lease payments as of September 30, 2023 totaled $19.3 million related to short-term lease liabilities, and $172.6 million related to long-term lease liabilities. We signed a 20-year lease in June 2021 for a building complex in Everett, Washington that has commenced in January 2023 and is included in lease liability balances as of September 30, 2023. Refer to Note 3 in the Notes to Financial Statements in Item 1 for further detail of our lease obligations.
Capital expenditures. We make investments in our office, laboratory, and manufacturing facilities to enable continued expansion of our business. These include leasehold and building improvements at our approximately 1 million square feet of leased and owned properties, installation of laboratory and manufacturing equipment, computers, software, and office equipment. Our purchases for property and equipment for the nine months ended September 30, 2023 were $131.8 million, and we anticipate these investments to grow in 2023 to support our anticipated business growth and long-term facility needs, including a significant multi-year investment in a building complex being constructed in Everett, Washington, which is expected to provide us additional manufacturing, laboratory, and office space in the future. We expect our additional capital expenditures for this Everett facility to be approximately $200 million to $250 million through 2024.
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
Royalties, milestones and profit-sharing associated with our licensed technology and collaboration agreements. Some of our license and collaboration agreements provide for periodic maintenance fees over specified time periods, profit share payments, and/or payments by us upon the achievement of development and regulatory milestones. Some of our licensing agreements also obligate us to pay royalties based on net sales of products utilizing licensed technology. Such royalties and profit share payments are dependent on future product sales and are contingent on events that have not yet occurred. Royalties and profit share payments totaled $299.8 million for the nine months ended September 30, 2023 and are expected to increase in future periods. Milestone payments generally become due and payable upon the achievement of certain events. There have been no material changes related to our future milestone payments potentially owed related to in-licensed technology as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed February 15, 2023.
Critical accounting policies
The preparation of financial statements in accordance with GAAP requires us to make estimates, assumptions, and judgments that affect the amounts reported in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies, those with the more significant judgments and estimates, used in the preparation of our financial statements for the nine months ended September 30, 2023 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Public health crises and associated global economic instability could have adverse effects on our business, including our commercialization efforts, supply chain, regulatory activities, clinical development activities and other business operations.
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
On March 12, 2023, we entered into the Merger Agreement, pursuant to which, among other things, Merger Sub will be merged with and into the Company with the Company surviving the Pfizer Merger as a wholly owned subsidiary of Pfizer. The Pfizer Merger is subject to certain customary closing conditions, including: (i) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, and receipt of certain non-U.S. antitrust and foreign investment approvals; (ii) no statute, rule or regulation that prohibits the consummation of the Pfizer Merger having been enacted, issued, enforced or promulgated and remaining in effect in certain specified jurisdictions, and no order or injunction of a court of competent jurisdiction being in effect that prohibits or makes illegal the consummation of the Pfizer Merger; (iii) subject to certain materiality qualifications, the accuracy of representations and warranties of the Company, Pfizer and Merger Sub, as applicable, under the Merger Agreement and the performance in all material respects by the Company, Pfizer and Merger Sub, as applicable, of their respective obligations under the Merger Agreement; and (iv) no material adverse effect on the Company having occurred since the date of the Merger Agreement that is continuing.
On July 14, 2023, we and Pfizer each received a request for additional information and documentary materials, or a Second Request, from the Federal Trade Commission, or the FTC, in connection with the FTC’s review of the pending Pfizer Merger. The effect of the Second Request is to extend the waiting period imposed by the HSR Act, until 30 days after we and Pfizer each have substantially complied with the applicable Second Request, unless the period is terminated sooner by the FTC. The Second Request, and any further inquiries or actions from the FTC, could have the effect of substantially delaying, imposing restrictions on, or impeding or precluding the completion of the pending Pfizer Merger. The FTC may take steps to prevent the Pfizer Merger, or condition its clearance of the Pfizer Merger on Pfizer’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of Pfizer’s business following the Pfizer Merger. These requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the pending Pfizer Merger. Moreover, antitrust governmental authorities could initiate legal proceedings against Pfizer and/or us seeking to prevent, or otherwise seek to prevent, the Pfizer Merger.
We cannot predict with certainty whether and when any of the required closing conditions, including the expiration or termination of the HSR Act waiting period, will be satisfied or if additional uncertainties may arise, and we cannot guarantee that we will be able to successfully consummate the Pfizer Merger as currently contemplated under the Merger Agreement, or at all. The failure to satisfy all of the required conditions could delay the completion of the Pfizer Merger by a significant period of time or prevent it from occurring. Any delay in completing the Pfizer Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Pfizer Merger is successfully completed within the expected timeframe and on the expected terms. There can be no assurance that the conditions to closing of the Pfizer Merger will be satisfied or waived or that the Pfizer Merger will be completed within the expected timeframe or at all.
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

The U.S. Food and Drug Administration, or FDA, and other regulatory agencies have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained. Clinical trial data are subject to differing interpretations. Even if we believe data are promising, regulatory authorities may disagree and may require additional data, limit the scope of the approval or deny approval altogether. For example, although we plan to submit a supplemental Biologics License Application, or sBLA, to the FDA based on the results of the EV-302 trial, the FDA or its advisors may disagree with our interpretation of the data from this trial. We cannot be certain any such sBLA will be accepted or approved in a timely matter or at all. In addition, the approval of a product candidate by one regulatory agency does not mean that other regulatory agencies will also approve such product candidate.
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
The regulatory review process may also take significantly longer than expected, which may delay or eliminate any potential revenues from sales of the affected product or product candidate. Target action dates and regulatory timelines may be subject to substantial delays. In addition, although the FDA and EMA have programs to facilitate expedited development and accelerated approval processes, these programs may not result in faster development, review or approval than conventional procedures and do not assure ultimate approval. For example, although the FDA granted Breakthrough Therapy designation to disitamab vedotin in a specified treatment setting, this designation does not provide any assurance that disitamab vedotin will receive marketing approval in the specified setting or in any other settings in a timely manner or at all. Disruptions at the FDA and other agencies due to reduced funding levels, government shutdowns or other factors, may also lead to delays in the submission of regulatory submissions or the regulatory review process. These disruptions may also slow our other interactions with regulatory agencies, which may slow our other product development efforts.
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
•the risks and impacts from public health crises; and
•risks related to military and geopolitical conflicts, including the ongoing military conflict between Russia and Ukraine and sanctions imposed against Russia by the international community, the conflict in the Middle East and the related risk of a larger regional conflict, or others.
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
ADCETRIS, PADCEV, TIVDAK and many of our product candidates are based on ADC technology, which utilizes proprietary stable linkers and potent cell-killing synthetic agents. Our ADC technology is also the basis of our license agreements with AbbVie Biotechnology Ltd., Astellas, Genentech, Inc., a member of the Roche Group, or Genentech, and GlaxoSmithKline LLC and our collaboration agreements with Takeda, Astellas, Genmab, Merck and Zai Lab. Any failures or setbacks in our ADC development program or with respect to our additional proprietary technologies, including adverse effects resulting from the use of this technology in human clinical trials and/or the imposition of clinical holds on our trials of our product candidates, could have a detrimental impact on the continued commercialization of our products in their current or any potential future approved indications and on our product candidate pipeline, as well as our ability to maintain and/or enter into new corporate collaborations regarding our ADC technology, which would negatively affect our business and financial position.
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
With respect to ADCETRIS, there are several other FDA approved drugs for its approved indications. The competition ADCETRIS faces from these and other therapies is intensifying. We are also aware of multiple investigational agents currently being studied that, if successful, may compete with ADCETRIS. Bristol-Myers Squibb’s, or BMS’s, nivolumab and Merck’s pembrolizumab are approved for the treatment of certain patients with relapsed or refractory classical Hodgkin lymphoma, and Acrotech Biopharma’s pralatrexate and belinostat are approved for relapsed or refractory systemic anaplastic large cell lymphoma, or sALCL, among other T-cell lymphomas. BMS’s romidepsin is approved for cutaneous T-cell lymphoma. Kyowa Kirin’s mogamulizumab is approved for adult patients with relapsed or refractory mycosis fungoides or Sézary syndrome. Additionally, Merck conducted a phase 3 clinical trial in relapsed or refractory classical Hodgkin lymphoma comparing pembrolizumab to ADCETRIS. An interim analysis of this clinical trial demonstrated a statistically significant improvement in progression-free survival for pembrolizumab compared with ADCETRIS, resulting in a label expansion to an earlier line of therapy, and pembrolizumab is now competing with ADCETRIS in this indication. In addition, in the frontline classical Hodgkin lymphoma setting, an investigator-initiated phase 3 clinical trial demonstrated a statistically significant improvement in progression-free survival for nivolumab in combination with chemotherapy compared with ADCETRIS in combination with chemotherapy, resulting in increased competition in this setting. In addition, a study of pembrolizumab in combination with chemotherapy in the frontline Hodgkin lymphoma setting is ongoing. MK-4820A is in a phase 2 study in relapsed/refractory classical Hodgkin lymphoma. Nivolumab, with or without chemotherapy, in a phase 2 investigator initiated trial, has demonstrated significant objective response rate in the salvage setting. Data have also been presented on several developing technologies, including bispecific antibodies and CAR modified T-cell therapies that may compete with ADCETRIS in the future. Further, there are many competing approaches used in the treatment of patients in ADCETRIS’ approved indications, including autologous hematopoietic stem cell transplant, allogeneic hematopoietic stem cell transplant and chemotherapy, in addition to clinical trials with experimental agents.

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
We and the manufacturers of our current and any future approved products are also required, or will be required, to comply with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory and/or state agencies must approve these manufacturing facilities before they can be used to manufacture our products and product candidates, and these facilities are subject to ongoing regulatory inspections. In addition, any approved product, its manufacturer and the manufacturer’s facilities are subject to continual regulatory review and inspections, including periodic unannounced inspections. Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions and other consequences, including:

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

Among other requirements, the GDPR regulates transfers of personal data to countries under an adequacy decision. In July 2020, the Court of Justice of the EU, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the primary mechanisms enabling U.S. companies to import personal data from Europe. On July 10, 2023, the EU Commission adopted an adequacy decision for the EU-U.S. Data Privacy Framework, or the EU-U.S. DPF, which replaces the invalidated EU-U.S. Privacy Shield and permits personal data be transferred from the EU to U.S. companies that self-certify to participate in the EU-U.S. DPF. The authorities in Switzerland and the U.K., whose data protection laws are similar to those of the EU, are following suit. The U.K. Extension to the EU-U.S. DPF, or aka Data Bridge, comes into effect on October 12, 2023 and permits U.S. companies self-certified to the EU-U.S. DPF and the Data Bridge to transfer personal data from the U.K. to the U.S. U.S. companies may also continue to rely on the modernized Standard Contractual Clauses, or SCCs, for data transfers from Europe and the UK International Data Transfer Agreement, or IDTA, or the SCCs appended with the UK Addendum for data transfers from the U.K. We continue to review personal data transfers from the EU and add the new SCCs while we evaluate whether to seek to self-certify under the EU-U.S. DPF. Since local data protection authorities can interpret GDPR and the CJEU’s decision differently, there is no definitive set of controls that can ensure GDPR compliance across our business operations. In addition, authorities in Switzerland and the U.K., whose data protection laws are similar to those of the EU, may take different views. Additional compliance efforts may be needed to respond to evolving regulatory guidance. If our compliance solutions are found to be insufficient, we could face substantial fines under European data protection laws as well as injunctions against processing and/or transferring personal data from Europe. The inability to import personal data from Europe could restrict our clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws, interfere with our ability to hire employees in Europe and require us to increase our data processing capabilities in Europe at significant expense.
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
We sell ADCETRIS, PADCEV and TIVDAK through a limited number of specialty distributors. Healthcare providers order ADCETRIS, PADCEV and TIVDAK through these distributors. We receive orders from distributors and generally ship product directly to the healthcare provider. We sell TUKYSA through a distribution network of specialty pharmacies, integrated delivery network hospitals and practices that dispense in the office. These distributors and distribution network partners do not set or determine demand for our products; however, our ability to effectively commercialize our products will depend, in part, on their performance. If we lost a major distributor or partner, revenue during any period of disruption could suffer and we might incur additional costs. In addition, business disruptions arising from geopolitical unrest and macroeconomic downturns could negatively affect the ability of some of our distributors or distribution network partners to pay amounts owed to us in a timely manner or at all.
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
We are or may be from time to time involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, USPTO interference, inter partes review, or IPR, post-grant review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the U.S. and elsewhere. For example, see the risk factor below titled, “We have been and may in the future be subject to litigation, which could result in substantial expenses and damages and may divert management’s time and attention from our business,” for information on certain disputes with Daiichi Sankyo Co. Ltd, or Daiichi Sankyo, and AstraZeneca Pharmaceuticals, LP, or AstraZeneca. In addition, if we choose to go to court to stop a third party from infringing our patents, that third party has the right to ask the court to rule that these patents are invalid, not infringed and/or should not be enforced. Under the America Invents Act, a third party may also have the option to challenge the validity of certain patents at the Patent Trial and Appeal Board, or PTAB, of the USPTO whether they are accused of infringing our patents or not, and certain entities associated with hedge funds, pharmaceutical companies and other entities have challenged valuable pharmaceutical patents through the IPR process. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, there is a risk that a court will decide that these patents are not valid or not infringed or otherwise not enforceable, or that the PTAB will decide that certain patents are not valid, and that we do not have the right to stop a third party from using the patented subject matter. Successful challenges to our patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use our proprietary technologies without a license from us or our collaborators, which may also result in loss of future royalty payments. Furthermore, if such challenges to our rights are not resolved promptly in our favor, our existing business relationships may be jeopardized and we could be delayed or prevented from entering into new collaborations or from commercializing potential products, which could adversely affect our business, results of operations, financial condition and growth prospects. In addition, we may challenge the patent or other intellectual property rights of third parties and if we are unsuccessful in actions we bring against the rights of such parties, through litigation or otherwise, and it is determined that we infringe the intellectual property rights of such parties, we may be prevented from commercializing potential products in the relevant jurisdiction, or may be required to obtain licenses to those rights or develop or obtain alternative technologies, any of which could harm our business.

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
We have been in a dispute with Daiichi Sankyo regarding the ownership of certain technology used by Daiichi Sankyo in its cancer drug Enhertu (fam-trastuzumab deruxtecan-nxki) and certain product candidates. On August 12, 2022, the arbitrator in this dispute ruled in favor of Daiichi Sankyo, citing statute of limitations and disagreement with us on the interpretation of the contract. On November 10, 2022, we filed a motion to vacate the arbitration award in the U.S. District Court for the Western District of Washington, and that action has been stayed pending a final award in the arbitration. On September 14, 2022, Daiichi Sankyo submitted a petition for approximately $58 million for reimbursement of its legal fees and costs associated with the arbitration. We filed oppositions to Daiichi Sankyo’s request on October 12, 2022 and May 23, 2023. The arbitrator held a hearing on Daiichi Sankyo’s fee request on September 15, 2023.
In October 2020, we filed a complaint in the U.S. District Court for the Eastern District of Texas to commence an action for infringement of our U.S. Patent No. 10,808,039, or the ‘039 Patent, by Daiichi Sankyo’s importation into, offer for sale, sale, and use in the U.S. of Enhertu. Daiichi Sankyo, Inc. and AstraZeneca filed two petitions for post-grant review with the USPTO seeking to have claims of the ‘039 Patent cancelled as unpatentable. On February 14, 2023, a USPTO panel decided to institute the post-grant review of the claims of the ‘039 Patent asserted in the patent infringement action. The panel held oral argument on Daiichi Sankyo and AstraZeneca’s petition for post-grant review on August 24, 2023. We expect the panel to issue a ruling by February 14, 2024. On April 8, 2022, a jury in the U.S. District Court for the Eastern District of Texas found that Daiichi Sankyo willfully infringed the asserted claims of the ‘039 Patent with its Enhertu product, and also found that the asserted claims were not invalid. The court entered judgment in our favor consisting of pre-trial damages in the sum of $41.8 million, and awarded us pre- and post-trial interest and costs. On August 21, 2023, the court denied Daiichi Sankyo and AstraZeneca’s motion for a new trial and renewed motions for judgment as a matter of law on invalidity and non-infringement, and granted our request for an ongoing royalty on Daiichi Sankyo’s future sales of Enhertu in the United States through the current expiration date of the ‘039 Patent. On September 18, 2023, Daiichi Sankyo and AstraZeneca filed a motion to amend the final judgment to clarify the court’s order regarding the ongoing royalty granted in our favor. On October 17, 2023, the court granted in part Daiichi Sankyo and AstraZeneca’s motion and issued an amended final judgement, which provides for an ongoing 8% royalty on Daiichi Sankyo’s future sales of Enhertu in the United States by its subsidiary Daiichi Sankyo, Inc. through November 4, 2024. On September 20, 2023, Daiichi Sankyo and AstraZeneca filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. The appeal was deactivated on September 26, 2023 due to Daiichi Sankyo and AstraZeneca’s pending motion to amend the judgment. We anticipate that the appeal will be reactivated at some point in light of the resolution of Daiichi Sankyo and AstraZeneca’s motion.
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
Risks Related to Our Operations, Managing Our Growth and Other Risks
Public health crises and associated economic instability could have adverse effects on our business, including our commercialization efforts, supply chain, regulatory activities, research and development activities, and other business operations.
Our business could be materially and adversely affected by future public health crises or the lingering effects of the COVID-19 pandemic. Such events, as well as any related government actions, social distancing and other impacts, could result in a variety of risks to our business, including negative impacts to research and development activities, enrollment in or conduct of clinical trials, regulatory activities, cancer diagnosis rates, or sales and marketing efforts, or could result in supply chain, manufacturing or product distribution challenges. Such developments may also disrupt global financial markets, which could reduce our ability to access capital, negatively affect our liquidity, and materially affect our business and the value of our common stock. The extent to which any such developments impact our business will depend on future factors that are highly uncertain, such as virus variants or diseases that may prove to be especially contagious or virulent, the ultimate duration and severity of the health epidemic, government actions, such as travel restrictions, quarantines and social distancing requirements, business closures or business disruptions and the effectiveness of vaccine programs and other actions taken to contain and treat the disease. These effects could materially and adversely affect our business, results of operations, financial condition and growth prospects.
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
For example, the U.S. government and other nations have imposed sanctions, including significant restrictions on most companies’ ability to do business in Russia, as a result of the ongoing military conflict between Russia and Ukraine. It is not possible to predict the broader or longer-term consequences of this conflict or other conflicts, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, the price and availability of energy, and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to continue expanding our operations internationally and to otherwise generate revenues and develop our product candidates internationally. In addition, a significant escalation or expansion of economic disruption or the conflict’s current scope could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Recent strengthening of the U.S. dollar as compared to other currencies, including currencies in jurisdictions where we and our licensees sell products, has adversely affected royalty revenues and TUKYSA net product sales in Europe and could further adversely affect these sources of revenues.
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
We actively evaluate various strategic transactions on an ongoing basis, including licensing or otherwise acquiring complementary products, product candidates, technologies or businesses. We may spend significant amounts, issue dilutive securities and/or assume or incur significant debt obligations in connection with these transactions. In addition, these transactions, including our in-license of development and commercialization rights to disitamab vedotin and SGN-EGFRd2, and any potential future acquisitions or licensing transactions entail numerous risks, including:
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
We are highly dependent on the efforts and abilities of the principal members of our senior management and other key personnel. For example, we have scientific personnel with significant and unique expertise in monoclonal antibodies, ADCs and related technologies, and our products and product candidates. The loss of the services of any one of the principal members of our managerial, scientific or other key staff may prevent us from achieving our business objectives. For example, in November 2022, David R. Epstein was appointed as Chief Executive Officer and as a member of our Board of Directors, and Roger Dansey, M.D., was appointed President, Research and Development and Chief Medical Officer. Changes to company strategy, which can often times occur with the appointment of new executive leadership, can create uncertainty. Failure to ensure a smooth transition and successfully implement our strategy could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

In addition, the competition for qualified personnel in the biotechnology field is intense, and our future success depends upon our ability to attract, retain and motivate highly skilled biotechnology employees. In order to continue to commercialize our products, and advance the development and commercialization of our product candidates, we will be required to expand our workforce and management team, particularly in the areas of manufacturing, clinical trials, regulatory affairs, business development, sales and marketing, both in the U.S. and in Europe. We continue to face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, as well as academic and other research institutions, and with increasing reliance on remote work arrangements, the geographic market in which we compete for talent is expanding. Our ability to attract and retain talent in this competitive environment may be further complicated by evolving employment trends, including an increased preference for remote, alternative or flexible work arrangements. Our failure to effectively compete for and retain talent could negatively affect our ability to achieve our business objectives and have a material adverse effect on our business, results of operations, financial condition and growth prospects.
If our information technology systems or data are or were compromised, we could experience interruptions to our operations, legal claims, liability, harm to our reputation, a loss of sales and other adverse impacts.
We and our collaborators, suppliers and service providers rely on information technology systems to keep financial and other records, capture laboratory and clinical trial data, support internal and external communications and operate other critical functions. Despite our security measures, these systems are potentially vulnerable to malware, cyber-attacks, security breaches, natural disasters, terrorism, software and hardware failures, telecommunication and electrical failures, and similar issues. If such an event were to occur, it could result in material interruptions to our operations, loss of data or applications, loss of sales, significant extra expenses to restore data or systems, reputational harm and diversion of funds. For example, the loss of preclinical study or clinical trial data could result in delays in our product development or regulatory approval efforts and significantly increase our costs in order to recover or reproduce the data. The transition to more remote and hybrid work schedules have intensified our dependence on information technology systems as many of our critical business activities are being conducted remotely, and our increased reliance on personnel working from home could increase our cybersecurity risk. In addition, our cybersecurity risk could be increased as a result of military or geopolitical conflicts, including the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, the conflict in the Middle East and the related risk of a larger regional conflict, or otherwise.
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

During the past several years, domestic and international financial markets have experienced, and they may continue to experience, extreme disruption from time to time, including, among other things, high volatility, significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. Such adverse capital and credit market conditions could make it more difficult to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. For example, our ability to raise additional capital may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from future public health crises, inflationary pressures, rising interest rates, military and geopolitical conflicts, including the ongoing military conflict between Russia and Ukraine and related sanctions imposed against Russia, the conflict in the Middle East and the related risk of a larger regional conflict, or otherwise.
The potential future impairment of intangible assets and goodwill may negatively affect our results of operations and financial position.
As of September 30, 2023, we carried $494.9 million of intangible assets, net and goodwill on our condensed consolidated balance sheet. Our intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
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
Sales of a substantial number of shares of our common stock, and sales by members of our management or board of directors or entities affiliated with such members, could occur at any time. In addition, in December 2020, pursuant to a ten-year registration rights agreement we entered into with certain entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, we registered up to 47,366,602 shares of our common stock for resale by the Baker Entities, and we may be required to reregister such securities if the earlier registration statement expires or register the resale of additional shares held by the Baker Entities from time to time in the future. Sales by our management, our directors, their affiliates, or significant shareholders like the Baker Entities, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, perhaps substantially, and could impair our ability to raise capital through the sale of additional equity or equity-related securities. In addition, we may issue a substantial number of shares of our common stock or equity-related securities, including convertible debt, to meet our capital needs, including in connection with funding potential future acquisition or licensing opportunities, capital expenditures or product development costs. These issuances could be substantially dilutive and could adversely affect the market price of our common stock. Likewise, future issuances of our common stock upon the exercise, conversion or settlement of equity-based awards or other equity-related securities would dilute existing stockholders’ ownership interest in our company.
Certain existing stockholders have significant control of our management and affairs.
Based on information available to us as of September 30, 2023, the Baker Entities collectively beneficially owned approximately 24% of our common stock. In addition, based solely on the most recent Schedules 13G and 13D filed with the SEC, reports filed with the SEC under Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and our outstanding shares of common stock as of September 30, 2023, our executive officers and directors and holders of greater than five percent of our outstanding common stock beneficially owned approximately 43% of our voting power as of September 30, 2023. As a result, these stockholders are able to exert substantial influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may result in our taking corporate actions that other stockholders may not consider to be in their best interest. For example, it may have the effect of delaying, deferring or preventing a change in control, including a merger, consolidation, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which might affect the market price of our common stock.
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

Item 5.    Other Information
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f)) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement with respect to our securities.

Item 6.    Exhibits

Exhibit		Incorporation By Reference
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated March 12, 2023, by and among Seagen Inc., Pfizer Inc. and Aris Merger Sub, Inc.	8-K	000-32405	2.1	3/13/2023
3.1	Fourth Amended and Restated Certificate of Incorporation of Seagen Inc.	10-Q	000-32405	3.1	11/7/2008
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc.	8-K	000-32405	3.3	5/26/2011
3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Seagen Inc.	8-K	000-32405	3.1	10/8/2020
3.4	Amended and Restated Bylaws of Seagen Inc.	8-K	000-32405	3.1	11/18/2022
4.1	Specimen Stock Certificate.	10-K	000-32405	4.2	2/12/2021
4.2	Investor Rights Agreement dated July 8, 2003 among Seagen Inc. and certain of its stockholders.	10-Q	000-32405	4.3	11/7/2008
4.3	Registration Rights Agreement dated September 10, 2015 between Seagen Inc. and the persons listed on Schedule A attached thereto.	8-K	000-32405	10.1	9/11/2015
10.1+*	Form of Global Stock Unit Grant Notice and Global Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan (approved August 14, 2023).	—	—	—	—
10.2+*	Form of Global Performance Stock Unit Grant Notice and Global Performance Stock Unit Agreement under the Amended and Restated 2007 Equity Incentive Plan (approved August 15, 2023).	—	—	—	—
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).	—	—	—	—
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).	—	—	—	—
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	—	—	—	—
101	The following financial statements from Seagen’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	—	—	—	—

+	Filed herewith.
†	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedules upon request.
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGEN INC.

By:	/s/ Todd E. Simpson
Todd E. Simpson
Duly Authorized and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 1, 2023